Form 10-K
period 2004-12-31
Comstock Homebuilding Companies, Inc.
filed 2005-03-31
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 1-32375

Comstock Homebuilding Companies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1164345
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11465 Sunset Hills Road Suite 510 Reston, Virginia 20190 (703) 883-1700
(Address including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Class A common stock held by nonaffiliates of the registrant (4,887,634 shares) based on the last reported sale price of the registrant’s Class A common stock on the Nasdaq National Market on December 31, 2004, which was the last business day of the registrant’s most recently completed fourth fiscal quarter, was $107,381,318. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant. The registrant’s Class A common stock was not registered pursuant to Section 12(g) of the Securities Exchange Act as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 24, 2005, there were outstanding 8,887,166 shares of the registrant’s Class A common stock, par value $.01 per share, and 2,733,500 shares of the registrant’s Class B common stock, par value $.01 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOMEBUILDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

PART I

Item 1.                        Business

Overview

We are a production home builder that develops, builds and markets single-family homes, townhouses and condominiums. We focus on geographic areas, products and price points where we believe there is significant demand for our homes and the greatest profit potential. We currently operate in the Washington, D.C. and Raleigh, North Carolina markets where we target a diverse range of buyers, including first-time, early move-up, secondary move-up, empty nester move-down and active adult home buyers. We believe that this demographic represents a significant and stable segment of the home buying market.

Over the past several years we have successfully expanded our business model to include the development of land for our home building operations as a complement to the purchasing of finished building lots developed by others. Our markets have generally been characterized by strong population and economic growth trends that have led to strong demand for housing. We believe that these markets provide attractive long-term growth opportunities.

We were incorporated in Delaware in May 2004. Our business was started in 1985 by Christopher Clemente, our Chief Executive Officer, as a residential land developer and home builder focused on the upscale home market in the northern Virginia suburbs of Washington, D.C. Prior to our initial public offering in December 2004, we operated our business through four primary holding companies. In connection with our initial public offering, these primary holding companies were consolidated and ultimately merged into Comstock Homebuilding Companies, Inc. Our principal executive offices are located at 11465 Sunset Hills Road, Suite 510, Reston, Virginia 20190, and our telephone number is (703) 883-1700. Our Web site is www.comstockhomebuilding.com. References to “Comstock,” “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our Markets

We operate in the Washington, D.C. and the Raleigh, North Carolina markets. We believe that in the home building industry, local economic trends and influences have a more significant impact on supply and demand than national economic trends and influences. According to the National Association of Home Builders, the Washington, D.C. and Raleigh, North Carolina metropolitan areas are both ranked in the top 25 housing markets in the country with respect to total residential building permits issued in 2003.

Greater Washington, D.C. Metropolitan Market

Our current and anticipated projects for the Washington, D.C. market are in Arlington, Culpeper, Fairfax, Fauquier, Loudoun, Prince William and Stafford counties in Virginia, and Anne Arundel, Frederick, Howard, Montgomery, Prince Georges counties in Maryland and in the District of Columbia. The Washington, D.C. new home buying market is characterized by strong demand and a limited supply of available housing inventory. Demand in the Washington, D.C. area is strong because of a low unemployment rate and relatively high household incomes, among other factors. The supply of new homes in the market has been constrained in part by slow-growth and environmental preservation initiatives that are strictly enforced in many counties in the metropolitan area.

Raleigh, North Carolina Market

Our current and anticipated projects for the Raleigh, North Carolina market are in Durham, Franklin, Johnston and Wake counties, which includes the city of Raleigh. From 1990 to 2000, the Raleigh, North

Carolina market was the 12th fastest growing metropolitan area in the United States and was the second fastest growing area in the Southeast in terms of population growth, according to the U.S. Census Bureau.

Similar to the Washington, D.C. market, the local economy in the Raleigh, North Carolina market is generally stable and less sensitive to national economic trends because of large public sector employment. Raleigh is the state capital of North Carolina. The area is home to Research Triangle Park, a public/private, planned research park containing over nine million square feet of office space, and the headquarters of multiple technology and research companies. Duke University, the University of North Carolina-Chapel Hill and North Carolina State University are also located in the Raleigh, North Carolina market. Additional local employers include numerous pharmaceutical and manufacturing companies and hospitals.

Our Competitive Strengths

We believe we possess the following competitive strengths:

Committed and experienced management.   We have been building homes since 1985 under the leadership of our current Chief Executive Officer. Our current President joined us in 1991. Most of our senior executives have been with us for at least five years. Many of our senior executives and managers have over 15 years of experience in the home building industry with some having over 30 years of experience.

Attractive land position.   At December 31, 2004, we owned or controlled over 3,750 lots in our markets including our backlog. In our business we define lots as individually saleable housing units. We believe that restrictions on the development of new lots in our markets have increased, and will continue to increase, the market value of our land position. Our land planning, processing and development expertise allows us to acquire land positions in various stages of the entitlement process, which we believe provides us greater opportunities than many of our competitors. We intend to continue to utilize our land acquisition and development process to further develop an attractive land inventory.

Creative approach to land acquisition and development.   We have developed a specialized, selective approach to land acquisition and development, focused on maximizing the value of each parcel. We have extensive knowledge regarding all aspects of the site selection, land planning, entitlement and development processes relative to all types of new home developments, from suburban single-family homes, townhouses and low-rise condominiums to high-rise, mixed-use urban condominium developments. We have significant experience in dealing with the governmental and regulatory authorities that govern the site development and entitlement processes. We leverage this knowledge and experience to manage development risk and create more value from the land that we acquire. Our knowledge and experience also allow us to be active in the development of urban mixed-use projects, which puts us in the position of acquiring and developing parcels of land that many of our competitors are not able to pursue.

Diversified product mix.   Our products range from traditional single-family homes, townhouses and low-rise condominiums designed for suburban settings, to contemporary townhouses and high-rise condominiums designed for urban settings, and highly amenitized buildings targeting the active adult home buyer. This product mix allows us to diversify our risks in fluctuating market conditions by ensuring that we are positioned to attract a broad segment of the home buying population. We design all of our products to be attractively priced and value oriented.

Broad customer base.   By offering a wide variety of affordably-priced products in distinctly different types of locations we serve a broad customer base including first-time, early move-up, secondary move-up, empty nester move-down and active adult home buyers. First-time and early move-up home buyers make up a significant percentage of home buyers. The ownership of a home is a high priority for a large percentage of the population in the United States. We believe the growth in immigration of almost one million immigrants per year in the 1990s has increased the number of potential home buyers in America and has helped fuel growth in the first-time and early move-up home buyer market. In addition, we believe the large “baby boom” population in the United States is aging and is increasing demand for secondary move-up, empty nester move-down and active adult new homes. Active adult refers to age-restricted developments that require at least one of the primary owners of the homes in the development to be at least 55 years old. As the baby boom generation ages, we believe that housing developments focused on this segment of the population will garner a larger share of the market.

Quality control and customer service.   We strive to provide a high level of customer service during the sales and construction process as well as after a Comstock home is sold. Our sales representatives, on-site construction supervisors and post-closing customer service personnel work as a team in an attempt to ensure a high level of customer satisfaction. Our sales staff receives extensive training in understanding the needs of the customer and assisting them in the selection of a Comstock home and mortgage program that meets their requirements. As part of our commitment to quality assurance, each Comstock home is subject to a series of 25 stringent construction quality inspections covering virtually every aspect of the construction process. Our customer service personnel are trained to promptly and thoroughly address any concerns that our customers may have and also provide our home buyers with home maintenance training and advice. We believe this high level of attention to quality assurance in the construction process and focus on our customers’ post-closing experience has earned Comstock a reputation for delivering high-quality products and excellent customer service. We believe this ultimately leads to enhanced customer satisfaction and additional sales through referrals.

Brand recognition.   We believe the “Comstock” brand is strong and widely recognized in the Washington, D.C. and Raleigh, North Carolina markets. We license the “Comstock” trademark from Christopher Clemente, our Chief Executive Officer and Chairman of our board of directors. We plan to maintain and enhance this brand and continue to live up to our reputation for building homes marked by quality and value.

Extensive selection of options and upgrades.   Our home buyers can choose from hundreds of options and upgrades to customize their homes to meet their individual preferences. These options and upgrades include exterior finishes, bonus rooms, additional bathrooms and upgraded bath finishes, upgraded appliances, cabinets and countertop surfaces in the kitchen, decorative trims, various flooring finishes, fireplaces, lighting packages and technology options such as high speed data cabling, in-home stereo systems, in-home theatres and built-in flat screen televisions. We believe that by making many upgraded features available as options at an additional cost we are able to keep our products affordable to a greater number of potential home buyers. The availability of these options allows us to meet individual home buyer preferences while enhancing profitability through the sale of optional features.

Our Growth Strategy

Our business strategy is to focus on geographic areas, products and price points where we believe there is the greatest market potential. Our strategy has the following key elements:

Build in and expand with the strong growth markets in which we currently operate.   We believe there are significant opportunities for growth in our existing markets. We plan to maintain and expand our business in the Washington, D.C. and Raleigh, North Carolina markets to capitalize on their robust economies and continued population growth. We expect the growth in these two markets to continue. We plan to utilize our strong regional presence and our extensive experience in the these markets to expand our operations in both markets through acquisition of additional land, and we may acquire local home builders whose operations would complement ours and enhance our competitive position in the marketplace.

Acquire and develop a high-margin and high-return land inventory.   We believe that our market knowledge and experience in land entitlement and development enable us to successfully identify attractive land acquisition opportunities, efficiently manage the process of obtaining development rights and maximize land value. We have the expertise to acquire land positions in various stages of the entitlement and development process, which we believe provides us more opportunities to build land inventory than many of our competitors. We intend to continue to utilize our land acquisition and development process to further develop an attractive land inventory. As a complement to our development strategy, we will continue to grow our land inventory through acquisition of finished lots from other developers. We believe our network of relationships and broad recognition in our core markets gives us an advantage over some of our competitors in acquiring finished lots. In addition, since we can often acquire options on large numbers of finished lots with minimal deposits, this strategy allows us to cost-effectively control significant land positions with reduced risk. As such, we intend to continue to option land positions whenever possible.

Create opportunities in areas overlooked by our competitors.   We believe there is a significant market opportunity for well-designed, upscale homes and condominiums in urban and suburban areas in close proximity to transportation facilities. Local governments in our markets, especially the Washington, D.C. market, have modified zoning codes in response to mounting traffic concerns to allow for high-density residential development near transportation improvements. In our experience, buyers place a premium on new homes in developments within these areas. We believe that our townhouse and condominium products, along with our substantial experience in dealing with both the market and regulatory requirements of urban mixed-use developments, enable us to identify and create value in land parcels often overlooked by larger production home builders. As a result, we believe we can achieve higher overall margins on our products than larger production home builders who are only focused on volume. We plan to continue to focus on developing and creating these opportunities within our core markets.

Focus on a broad segment of the home buying market.   Our single-family homes, townhouses and condominiums are designed and priced to appeal to a wide segment of the home buying market. We serve a broad customer base including first-time, early move-up, secondary move-up, empty nester move-down and active adult home buyers. We believe first-time and early move-up home buyers are a significant portion of home buyers and have in the past, we believe, been more resistant to market downturns. We believe that the aging of the American population makes it more likely that a significant percentage of the population will continue to be attracted to secondary move-up, empty nester move-down and active adult products as well. We expect our diversified product offerings to position us to benefit from the projected population growth in our core markets and the aging population in America, and to provide a degree of protection against market fluctuations.

Expand into selected new geographic markets within our region.   We intend to expand into selected new geographic markets in the eastern United States through both start-up operations and acquisitions of other home builders that have strategic land positions, strong local management teams and sound operating principles. In evaluating expansion opportunities, we prefer new markets that are easily reached from our headquarters in northern Virginia in order to enhance our ability to integrate the acquired operation into our core operation. We expect to target new markets that have favorable demographic and economic trends where we believe we will be able to achieve sufficient scale to successfully implement our business strategy. While we are currently evaluating various potential expansion opportunities, we have not identified any specific geographic markets into which we intend to expand our operations or entered into serious negotiations to establish a market presence in any other geographic area.

Expand into the growing active adult market.   Many localities are adopting zoning rules that encourage construction of mixed-use and active adult developments. We expect the large and aging baby boom population in the United States to fuel growth in the active adult market of the home building industry. As the baby boom generation ages, we anticipate that housing developments focused on this population will capture a larger share of the market. We believe this growing segment of the population will also likely be attracted to the urban convenience and activities available in upscale urban active adult developments. Active adult developments are often favored by local governments because they increase the tax base while requiring fewer government-funded services and infrastructure, such as schools and summer programs, as compared to traditional developments that attract families. We believe that we are well positioned to take advantage of this growing demand.

Maximize our economies of scale.   As a production home builder, we construct a large number of homes each year. In many instances, we utilize plans we have built numerous times which allows us to minimize cost through value engineering resulting from previous field experience. We are also able to coordinate labor and material purchasing under bulk contracts thereby reducing unit costs. As a result, we are able to realize economies of scale in the purchase of raw materials, supplies, manufactured inputs and labor. As we expand, we will seek to maximize these benefits through purchasing arrangements with national and regional vendors.

Our Operations

We integrate the process of building a home by carefully controlling each phase of the process from land acquisition to the construction, marketing and sale of a home. During every stage of the process we manage risk and focus on products, geographic areas and price points that maximize our revenue and profit opportunities.

Land Identification and Acquisition

We believe that by controlling and managing a significant portion of our land inventory we are better able to manage our growth in accordance with our business plan.

We acquire land for our home building operations both as finished building lots and as raw land that we develop. We primarily acquire land that has vested development rights. Often we contract to purchase land from land developers that will maintain ownership of the land through the entitlement process. Similarly we often will contract to purchase finished building lots from land developers that will maintain ownership of the land through the land development process. When we purchase land in this manner we typically will provide our home building expertise to the seller in order to ensure the land is developed in a manner consistent with our plans for the project. By contracting to purchase land that is owned by the land developer during the entitlement and development process we minimize the risks associated with seeking entitlements and performing land development.

We also buy land that we develop into building lots ourselves. We generally buy undeveloped land when we are developing high-density projects because the product design is often integrated into the site development operations. We also buy land that we develop into traditional building lots when we believe the additional risk associated with developing the land is manageable and the return on investment will likely be enhanced. We routinely purchase these sites after the development rights have been secured, which eliminates or substantially reduces risks associated with seeking entitlements.

We have recently begun to engage in the business of converting existing rental apartment properties to for-sale condominium projects. This process involves the purchase of existing structures which may be new and never occupied or may be occupied by tenants with leases of varying duration. When we purchase these properties we subdivide the units and form a condominium association. In these projects we will usually invest capital in the improvement of the common areas and exteriors. If the properties are occupied, as the tenants’ leases expire we will renovate the interiors of the apartments and then sell each apartment as an individual condominium unit. These conversion projects typically produce lower profit margins than our standard real estate development projects. However, since they take significantly less time to complete than our real estate development projects, they tend to generate higher returns on invested capital. We expect to continue to acquire condominium conversion and similar projects to the extent quality opportunities present themselves.

Our land acquisition and development process is managed by our executive land committee that includes representatives from our various business departments. This committee meets regularly to evaluate prospective land acquisitions and evaluates several factors that could affect the outcome of a project under consideration. These factors include:

•       supply and absorption rates of similar new home projects;

•       supply and absorption rates of existing homes in the area;

•       projected equity requirements;

•       projected return on invested capital;

•       status of land development entitlements;

•       projected net margins of homes to be sold by us;

•       projected absorption rates;

•       demographics, school districts, transportation facilities and other locational factors; and

•       competitive market positioning.

We focus on opportunities that we believe have the potential to generate revenue on home sales as well as appreciation in land value through the application of our expertise. Many of the sites we select may be overlooked by large, national competitors due to the complexity of zoning and entitlement issues or other development characteristics of the site. Our acquisition due diligence process involves a high level of scrutiny which includes a variety of analyses, including land title examination, applicable zoning evaluations, environmental analysis, soil analysis, utility availability studies, and marketing studies that review population and employment trends, school districts, access to regional transportation facilities, prospective home buyer profiles, sales forecasts, projected construction costs, labor and material availability, assessment of political risks and other factors.

Land Entitlement and Development

We manage development opportunities and risks through our entitlement process.

We have extensive knowledge and experience in all aspects of the site selection, land planning, entitlement and land development processes. Specifically, we have significant experience in dealing with the governmental and regulatory authorities that govern the site selection, development and zoning processes. Entitlement is the process by which a local government determines the density it will permit to be developed on a particular property. Entitlements and development permits are often obtained through negotiations with local governmental authorities. This process often involves consultation with various parties, including the local homeowner associations, federal governmental agencies and environmental protection groups. Infrastructure improvements, such as sewers, roads, utilities and transportation improvements are often required to be built in connection with the development of a parcel of land.

Our experience and knowledge allow us to effectively negotiate with all concerned parties in an attempt to ensure the costs of the improvements associated with obtaining entitlements are commensurate with the development potential of the subject property. We can quickly assess the likely approvals on a particular property in the early stages of our due diligence process. As a result, we can control the details of development, from the design of each community entryway to the placement of streets, utilities and amenities, in order to efficiently design a development that we expect will improve our ability to maximize the potential return on our investment in the property. We seek to manage development risk by acquiring options to purchase properties after the approval of the necessary entitlements, while assuming control of their entitlement process, thereby deferring acquisition of the property until all necessary entitlements are obtained.

At times, we may sell lots and parcels within our developments to other home builders. This enables us to create a more well-rounded community. As of December 31, 2004, we controlled over 3,750 building lots in our market. Of that inventory we owned approximately 50% of the building lots and controlled the balance of the building lots through option or deferred settlement contracts. Accordingly, we are able to reduce the risk associated with ownership of the land in our inventory. We expect to expand our inventory of building lots through additional acquisitions of finished building lots and development sites.

Sales and Production

We have a wide variety of product lines and custom options for our products that enable us to meet the specific needs of each of our markets and each of our home buyers. We believe that our diversified product strategy enables us to best serve a wide range of home buyers and adapt quickly to changing market conditions. We continually reevaluate and improve upon our existing product designs and develop new product offerings to keep up with changing consumer demands and emerging market trends.

Our single-family homes range in size from approximately 2,000 square feet to over 6,000 square feet and are priced from the $300,000s to the $700,000s. Our townhouses range in size from approximately 1,200 square feet to over 4,500 square feet and are priced from the $100,000s to the $600,000s. Unlike many of our traditional home building competitors, we also design, sell and build mid-rise and high-rise condominiums. We believe that our condominium products are particularly well-suited to the high-density, infill and active adult home buyer market. Our condominiums range in size from approximately 400 square feet to over 2,400 square feet and are priced from the $200,000s to the $700,000s.

We typically act as the general contractor in the construction of our single-family homes, townhouses and mid-rise condominium buildings. On projects where we offer these product lines our employees provide land development management, construction management, material purchasing and quality control supervision on the homes we build. Substantially all construction work on these types of projects is done by subcontractors that contract directly with us and with whom we typically have an established relationship. On our high-rise and mixed-use developments where we typically build concrete structures, we engage a general contractor for the site preparation and construction management, and typically we have a fixed price or a gross maximum price contract with the selected bonded general contractor. In these instances the subcontractors that perform the construction work are typically contracted directly with the general contractor that we select. On projects where we offer these product lines our employees provide land development oversight management, construction quality supervision and construction management services. In all instances we follow generally accepted management procedures and construction techniques which are consistent with local market practices. We believe that we comply with local and state building codes on all of our developments.

We seek to obtain favorable purchasing arrangements with our vendors and subcontractors using our leverage as a production home builder. We typically enter into forward contracts with our vendors for the construction materials used in building our homes. This process allows us to manage the pricing risk associated with fluctuating prices for the materials, such as lumber. We do not have long-term contracts with our subcontractors but in general we have contracts that fix the price of work being provided on homes that have been sold.

We primarily build our single-family homes after contracts are signed and mortgage approval has been obtained by the home buyer. We generally begin construction of our townhouses and condominiums after we have obtained customer commitments for a significant percentage of the units in the building. Depending on the market conditions and the specific community, we may also build speculative homes. Most of these homes are sold while under construction or are used as model homes during the marketing phase of the project. We closely monitor our inventory of speculative units applying a measured approach to unit production in keeping with sales absorption. On occasion we will sell a completed model home to a third party investor purchaser who is willing to lease back the home to us for use during the marketing phase of a project.

To facilitate the sale of our products, we normally build, decorate, furnish and landscape model homes for each product line and maintain onsite sales offices. In most cases, we employ in-house commissioned sales personnel to sell our homes. On occasion we will contract for marketing services with a third party brokerage firm. All personnel engaged in the sale of Comstock homes receive extensive training in the sales process. We strive to provide a high level of customer service during the sales process. Through relationships that we have created with our preferred mortgage lenders and utilization of a proprietary custom marketing program, we are able to help our customers prepare for home ownership and obtain a mortgage tailored to their specific needs.

Our NextHome™ programs are designed to assist our customers in many aspects of purchasing a Comstock home, as follows:

•       DownRight™—a program designed to help identify ways to meet the down payment requirements of a new home purchase;

•       Tailor Made™—a program with unique financing products and agreements with major lenders that tailor a monthly payment in order to make home ownership affordable in any interest rate climate;

•       Get It Sold™—a program designed to help our customers sell their current home quickly and efficiently in order to facilitate their purchase of a new Comstock home;

•       All@Home™—a program enabling our customers to design technology solutions for their new Comstock home to meet their individual specifications;

•       Built Right™—a quality assurance program incorporating quality assurance inspections with high-quality materials; and

•       Home Style™—an optional upgrade program providing hundreds of options to choose from to customize a new Comstock home to suit the specific desires of our customers.

Our Communities

We currently have communities under development in Arlington, Fairfax, Loudoun and Prince William counties in Virginia. In Maryland we are currently active in Frederick County. In North Carolina we have active communities in Wake County. The following chart summarizes certain information for our current and planned communities at December 31, 2004:

	As of December 31, 2004
						Lots under
		Estimated			Lots	Option
		Units at	Units		Owned	Agreement	Average
Project	Status(1)	Completion	Settled	Backlog(2)	Unsold	Unsold	Sales Price
Virginia
Blooms Mill TH 20	Active	91	89	—	2	—	$271,000
Blooms Mill TH 22	Active	113	24	12	77	—	$385,000
Blooms Mill Carriage	Active	91	23	21	47	—	$414,000
Blooms Mill Singles	Active	35	30	4	1	—	$488,000
Commons on Potomac Sq	Active	192	—	—	192	—	n/a
Commons on Williams Sq	Active	180	—	15	165	—	$322,000
The Eclipse on Center Park	Active	465	—	281	184	—	$373,000
River Club at Belmont Bay 5	Active	84	11	46	27	—	$439,000
Woodlands at Round Hill	Active	65	—	5	60	—	$673,000
Wescott Ridge	Active	133	106	27	—	—	$332,000
Wescott Ridge—ADUs(3)	Active	37	25	9	3	—	$77,000
Total Virginia Active		1,486	308	420	758	—	$377,400
Total Virginia Active Weighted Average(4)							$324,328
Aldie Singles	Development	15	—	—	—	15	n/a
Barrington Park	Development	134	—	—	—	134	n/a
Blakes Crossing	Development	130	—	—	—	130	n/a
Brandy Station	Development	350	—	—	—	350	n/a
Countryside	Development	102	—	—	—	102	n/a
Loudoun Station Condominiums	Development	218	—	—	—	218	n/a
Penderbrook	Development	424	—	—	—	424	n/a
River Club at Belmont Bay 8&9	Development	600	—	—	—	600	n/a
Total Virginia Development		1,973	—	—	—	1,973
Total Virginia		3,459	308	420	758	1,973
Maryland
Emerald Farm	Active	84	40	18	26	—	$409,000
North Carolina
Allyn’s Landing	Active	117	11	2	104	—	$229,000
Beckett Crossing	Active	115	98	5	12	—	$308,000
Delta Ridge II Townhouses	Active	41	37	—	4	—	$175,000
Kelton at Preston	Active	56	21	2	33	—	$304,000
North Shore Condominiums	Active	196	—	5	191	—	$282,000
North Shore Townhouses	Active	163	20	1	142	—	$225,000
Wakefield Plantation	Active	77	27	—	50	—	$463,000
Total North Carolina Active		765	214	15	536	—	$283,714
Total North Carolina Active Weighted Average(4)							$279,752
TOTAL ACTIVE		2,335	562	453	1,320	—
TOTAL DEVELOPMENT		1,973	—	—	—	1,973
TOTAL		4,308	562	453	1,320	1,973

Key—for purposes of this chart:

(1)    "Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales.

(2)    "Backlog” means we have an executed order with a buyer, inclusive of lot sales, but the settlement has not yet taken place.

(3)    "ADUs” are affordable dwelling units.

(4)    Weighted average is calculated as total estimated homes at completion for projects with average sales prices multiplied by average sales price divided by total of estimated homes at completion (i.e.: S (estimated homes at completion × average sales price) ÷ S estimated homes at completion).

Virginia

Blooms Mill is a 377-unit development in Manassas, Virginia. This development offers a mix of single-family homes, attached carriage homes and townhouses. The development offers amenities that include a community club, swimming pool and “family friendly” street plan all in a traditional village setting. In May of 2003 we contracted to sell 47 developed lots in this development to another home builder. At December 31, 2004,  we had settled all 47 of these lots. This project is expected to continue to settle townhouses and carriage homes through the first half of 2006.

Commons on Potomac Square is planned to be a 192-unit mid-rise condominium complex in Loudoun County, Virginia. The complex will consist of up to four buildings. The project is positioned for first-time homeowners and is intended to offer significant appeal to renters in the market seeking to move up to home ownership. Sales opened in the first quarter of 2005 with the first settlements expected in 2005 and the balance of the settlements expected during 2006 and early 2007.

Commons on William Square is a 180-unit two-over-two townhouse condominium development in Prince William County, Virginia. The project was originally designed to accommodate a mid-size apartment complex. Based on our understanding of zoning and our creative approach to land use, our land development group redesigned the project to maximize available density using a unique, stacked townhouse product. Sales opened in the fourth quarter of 2004 with settlements expected to begin in the second half of 2005 and continue in 2006.

The Eclipse on Center Park is a 465-unit high-rise condominium complex in Arlington County, Virginia. Located at Potomac Yard, just minutes from downtown Washington, D.C., the Pentagon and Reagan National Airport, the Eclipse is designed as an upscale, urban-style mixed-use complex with residential condominiums being built above an 80,000 square foot retail complex that will host a grocery store and other convenience oriented retailers. Upper floors will have views of the Potomac River and the monuments in Washington, D.C. Sales opened in June 2004 with settlements projected to begin in the second half of 2006 and continue in the first quarter of 2007.

River Club at Belmont Bay 5 is a three-building, 84-unit condominium development located at the convergence of the Potomac and Occoquan Rivers at Belmont Bay in Woodbridge, Virginia. The project has an 18-hole golf course, full-service marina and a Virginia Rail Express commuter train station on site. The project consists of three 28-unit upscale mid-rise concrete condominium buildings with open rooftop decks overlooking the water and the golf course. At December 31, 2004, we had delivered 11 of these units. We expect to deliver the balance of the units during 2005.

Woodlands at Round Hill is located in western Loudoun County, Virginia, the fastest growing county in the United States. This large lot single-family home development has 65 lots of three or more acres each. We are acting as the developer of the site, and we are currently building road and utility infrastructure for the home sites. This project opened for sales in 2004. We expect settlements to begin in 2005 and continue into 2007.

Wescott Ridge Condominiums is a 170-unit mid-rise condominium development in Fairfax, Virginia. The complex consists of 10 buildings and is conveniently located near major transportation routes and suburban employment and shopping centers. Amenities at Wescott Ridge include elevators, private indoor garages and a community swimming pool. The project includes 37 units of affordable dwelling units which were pre-sold to Fairfax County. These units will be sold by Fairfax County at a discount to market value to individuals with incomes in an established range. This project is currently sold out with settlements expected to be completed in 2005.

Aldie Singles is a 15-unit in development in Aldie, Virginia. The community is planned to have 15 single family homes on 3 acre and above home sites. At December 31, 2004 the project was under contract. The project is expected to be ready to open for sales in late 2006 with settlements expected to begin in 2007.

Barrington Park is a 134-unit mid-rise, walk-up, garden style condominium development in Manassas Park, Virginia. At December 31, 2004 the project was under contract with a non-refundable deposit posted. We acquired the land in March 2005. We are currently in the process of finalizing the site plan and we expect to open for sales in the second half of 2005 with settlements beginning in 2006.

Blakes Crossing is planned to be a 130-unit mixed-use parcel in Culpeper, Virginia which will be a combination of townhouses and retail sites. At December 31, 2004 the project was under contract. We acquired the land in March 2005. We are currently in the process of determining the optimal site plan configuration for this site. We expect to receive site plan approval for this project in the second half of 2006 and open for sales soon thereafter. We expect to sell the retail portion of this parcel when site plan approval is received. Settlements are expected to begin in 2007.

Brandy Station is a 350-unit single-family home development in Culpeper, Virginia. The project is currently under contract while we manage it through the entitlement process. We will close on the property when approvals have been received. We expect to open for sales in 2006.

Countryside is a 102-unit apartment complex in Sterling, Virginia that we intend to convert to condominiums. At December 31, 2004 we have the project under contract. We acquired the property in March 2005. We expect to invest in significant improvements to the common areas and exteriors of the buildings prior to selling the units. Sales are expected to commence during second quarter of 2005 with a significant portion of the settlements to occur in 2005.

Loudoun Station Condominiums is a being planned as an up to 218 unit mid-rise condominium complex located in Ashburn, Virginia. The project is part of a high-density, transit-oriented, mixed-use development which is modeled after the successful Reston Town Center in Reston, Virginia. When completed, Loudoun Station will be at the terminus of the planned Metro extension past Washington Dulles International Airport and will have an approximately 1,500 for-sale and rental residential units. Loudoun Station will also have over one million square feet of retail and commercial space. Sales of our condominiums are expected to begin in late 2005 or early 2006. We have a right of first refusal on the balance of the residential units in the development.

Penderbrook is a rental apartment complex which we are converting to a 424-unit condominium project in the Fair Oaks area of Fairfax County, Virginia. At December 31, 2004 we had the project under contract. We acquired the property in February 2005. We expect to make a significant investment in renovations at this project including common areas, building exteriors and units heating systems. Sales are expected to open in early 2005 with settlements to begin in the third quarter of 2005 and continue into the first quarter of 2006.

River Club at Belmont Bay 8 & 9 is planned as a 600-unit active adult condominium community located at the convergence of the Potomac and Occoquan Rivers at Belmont Bay in Woodbridge, Virginia. This development is designed as a combination of nine- and five-story buildings with open rooftop decks overlooking the water and golf course. The project will be deed-restricted such that one of the buyers for each unit must be 55 years of age or older and will include active adult lifestyle amenities, such as a health and wellness center, a business center, guest accommodations and swimming pools. Sales are expected to begin in 2006 with settlements expected in late 2006 or early 2007.

Maryland

Emerald Farm is an 84-unit development of single-family homes in Frederick, Maryland. The development is conveniently located near major transportation routes. Frederick, Maryland recently abated a water moratorium that had shut down development in the area. Since the abatement, the demand for new housing in Frederick is extremely strong. The project has been open for sales since 2000 and is expected to deliver homes through 2006.

North Carolina

Allyn’s Landing is a 117-unit townhouse development located in the heart of Raleigh, North Carolina near Research Triangle Park and the Raleigh-Durham International Airport. The project overlooks an eight-acre lake and includes amenities such as a fountain, gazebo, walking trails and canoe rack. The project is currently open for sales and is delivering homes.

Beckett Crossing is a 115-unit development located in Apex, North Carolina consisting of single-family homes situated on large wooded lots. The project is open for sales and is delivering homes with settlements expected through 2005.

Delta Ridge II is a 41-unit townhouse development located in Raleigh, North Carolina. The development is close to Research Triangle Park and the trails of Umstead State Park. The project is nearly sold out and is expected to complete deliveries in 2005.

Kelton at Preston is a 56-unit upscale townhouse development in the prestigious Kelton golf course community of Cary, North Carolina. This community has three 18-hole courses, a swimming complex and a clubhouse with fitness, tennis and dining facilities. Many of our home sites have golf course views. This project is currently open for sales and is delivering homes.

North Shore is a unique community located on the Centennial Campus of North Carolina State University. It consists of 196 townhouses and 163 mid-rise condominium units. The mid-rise condominium residences are five-story elevator buildings with structured garage parking. The townhouse residences feature four finished levels, private garages, a rear deck and a rooftop terrace. Designed as an urban-style neighborhood with rear alleys, North Shore, which is minutes from downtown Raleigh and Research Triangle Park, is situated on the shore of Lake Raleigh. This project is currently open for sales and is delivering homes.

Wakefield Plantation is a 57-unit development in Raleigh, North Carolina consisting of 53 carriage homes and 4 single family lots. Our unique carriage homes at Wakefield are attached homes with as much as 5,300 square feet of finished living space in three-and four-unit configurations with two-car garages and interior court yards. Many of the homes are lakefront and with golf course views. Home buyers at Wakefield qualify for social membership in the Wakefield Country Club, which offers amenities such as fine dining, swimming pools, tennis and golf. This project is currently open for sales and is delivering homes.

Warranty

We provide our single-family and townhouse home buyers with a one-year limited warranty covering workmanship and materials. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that home buyers agree to the definitions and procedures set forth in the warranty. Our condominium home buyers typically have a statutory two-year warranty on their purchases. In addition, we provide a five-year structural warranty pursuant to statutory requirements. From time to time, we assess the appropriateness of our warranty reserves and adjust future accruals as necessary. When deemed appropriate by us, we will accrue additional warranty reserves. We self-insure all of our warranties.

Sales and Marketing

All personnel involved in the sale of our homes receive extensive training on the product they are selling. In addition, our sales professionals are trained on the specialized programs offered by us in connection with the purchasing, customizing and financing of a Comstock home and the warranty we provide. We employ in-house commissioned sales personnel to sell our homes. We employ our sales personnel on a long-term basis, rather than a project-by-project basis, which we believe results in a more committed and motivated sales force with better product knowledge. We believe that this has a positive impact on sales and conversion.

Division managers are responsible for developing marketing objectives, sales strategies, and advertising and public relations programs for their assigned communities. These objectives, strategies and home pricing decisions are subject to approval by senior management. We typically build, decorate, furnish and landscape model homes for each product line and maintain onsite sales offices, which are open seven days a week. We believe that model homes play a critical role in our marketing efforts.

Our homes are typically sold before or during construction through sales contracts that are accompanied by a cash deposit. Such sales contracts are usually subject to certain contingencies such as the home buyer’s ability to qualify for financing. Cancellation rates are subject to a variety of factors beyond our control such as adverse economic conditions and increases in mortgage interest rates.

Competition

The real estate development and home building industries are highly competitive and fragmented. Competitive overbuilding in local markets, among other competitive factors, could materially adversely affect home builders in those markets. Home builders compete for financing, raw materials and skilled labor, as well as for the sale of homes. Additionally, competition for prime properties is intense and the acquisition of such properties may become more expensive in the future to the extent demand and competition increase. We compete with other local, regional and national real estate companies and home builders. Some of our competitors have greater financial, marketing, sales and other resources than we have.

The principal competition we face in each of our markets is as follows:

•       Washington, D.C.   In the greater Washington, D.C. metropolitan market, we compete against approximately 15 to 20 publicly-traded national home builders, approximately 10 to 15 privately-owned regional home builders, and many local home builders, some of whom are very small and may build as few as five to 25 homes per year.

•       Raleigh, North Carolina.   In the Raleigh, North Carolina market, we compete against approximately 10 to 15 publicly-traded national home builders, approximately 10 to 15 privately-owned regional home builders, and a large number of small, local home builders.

We do not compete against all of the builders in our geographic markets in all of our product types or submarkets, as some builders focus on particular types of projects within those markets, such as large estate homes, that are not in competition with our communities. We believe the factors that home buyers consider in deciding whether to purchase from us include the location, value and design of our products. We believe that we typically build attractive, innovative products in sought-after locations that are perceived as good values by customers. Accordingly, we believe that we compare favorably on these factors.

Regulation

We and our competitors are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulation, which imposes restrictive zoning and density requirements in order to limit the number of homes that can ultimately be built within the boundaries of a particular project. We and our competitors may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which we operate. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction.

We and our competitors are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of the environment. Some of the laws to which we and our properties are subject may impose requirements concerning development in waters of the United States, including wetlands, the closure of water supply wells, management of asbestos-containing materials, exposure to radon, and similar issues. The particular environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us and our competitors to incur substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. However, environmental laws have not, to date, had a material adverse impact on our operations.

We also compete with resales of existing homes and condominiums and available rental housing.

Technology

We are committed to the use of Internet-based technology for managing our business and communicating with our customers. We use Builder’s Co-Pilot™, a management information system that was custom developed in accordance with our needs and requirements. This system allows us to integrate our field and office operations as well as to track the progress of construction on each of our projects. In addition, this system allows online and collaborative efforts between our sales and marketing functions. We believe real-time access to our construction progress and our sales and marketing data and documents through our systems increases the effectiveness of our sales and marketing efforts as well as management’s ability to monitor our business. Through our Web site, www.comstockhomebuilding.com, our prospects receive automatic electronic communications from us on a regular basis. We believe this application of technology has greatly enhanced our conversion rates.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright, trade secret and trademark laws to protect our proprietary rights. We do not own the “Comstock” brand or trademark. Christopher Clemente owns the “Comstock” brand and trademark and has licensed them to us under a perpetual, royalty-free license agreement. We have filed a U.S. federal trademark application with respect to “Comstock Homes Worthy of the Investment” and we will file a U.S. federal trademark application with respect to “Comstock Homebuilding Companies.” We believe the strength of these trademarks benefits our business.

Employees

At December 31, 2004, we had approximately 102 full-time and part-time employees. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers

Our executive officers and other management employees and their respective ages and positions as of December 31, 2004 are as follows:

Name	Age	Position
Christopher Clemente*	45	Chairman and Chief Executive Officer
Gregory V. Benson*	50	President, Chief Operating Officer and Director
Bruce J. Labovitz*	37	Chief Financial Officer
William P. Bensten	57	Senior Vice President
Jason Parikh*	34	Chief Accounting Officer
David D. Howell	54	Vice President—Market Development
Thomas A. Williamson**	44	Vice President—Land Acquisition
Jubal R. Thompson	35	General Counsel and Secretary

*                    Section 16 officers.

**             Thomas Williamson resigned as an officer of the Company effective as of March 1, 2005.

Executive Officers and Key Employees

Christopher Clemente founded Comstock in 1985. Since 1992, Mr. Clemente has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 20 years of experience in all aspects of real estate development and home building, and 25 years of experience as an entrepreneur.

Gregory V. Benson joined us in 1991 as President and Chief Operating Officer. Mr. Benson is also a member of our board of directors. Mr. Benson has over 30 years of home building experience including over 13 years at national home builders, including NVHomes, Ryan Homes and Centex Homes.

Bruce J. Labovitz has served as our Chief Financial Officer since January 2004, after serving as our Vice President—Finance from April 2002 to January 2004 and Vice President—Investment Finance from January 2002 to April 2002. From June 2001 to January 2002, Mr. Labovitz was a Vice President of Viking Communications, a telecommunications company. From November 2000 to June 2001, Mr. Labovitz was the President, Marketing & Services of Inlec Communications, a telecommunications company. Prior to that, from May 1996 to November 2000, Mr. Labovitz was Executive Vice President/Chief Operating Officer of BMK Advertising, an advertising agency.

William P. Bensten has served as our Senior Vice President since November 2004 and as our Vice President—Business Development from December 2003 to November 2004, after serving as our Vice President—Land Acquisition from 1995 to 2003. During 1997 and 1998 Mr. Bensten served as our division manager of our Raleigh, North Carolina division and was responsible for opening the division. Mr. Bensten has over 30 years of experience in the home building industry, including serving in various positions with Centex Homes, a national home builder, and Charter Communities.

Jason Parikh has served as our Chief Accounting Officer since April 2004. Mr. Parikh was Chief Financial Officer and Secretary of On-Site Sourcing, Inc. from May 2000 to April 2004 and Controller from July 1997 to May 2000. From July 1994 until July 1997, Mr. Parikh was Controller of Shirt Explosion Inc., a clothing manufacturer.

David D. Howell has served as our Vice President—Market Development since August 2004. Prior to that, from July 2000 to July 2004, Mr. Howell served as Vice President—Comstock Homes of Washington. From 1995 to March 2000, Mr. Howell was a Division President with M/I Homes, Inc., a national home builder. Prior to that Mr. Howell spent several years as division manager at Ryan Homes.

Thomas A. Williamson has served as our Vice President—Business Development and Land Acquisition since February 2004. Prior to joining us, from 1998 to 2004, Mr. Williamson served as Vice President and General Manager of Reston Town Center and Broadlands for Terrabrook. Prior to 1998, Mr. Williamson was the Director, Administrative and Operations Services for the Fairfax County School board.

Jubal R. Thompson has served as our General Counsel since October 1998. and our Secretary as of December 2004. From April 2002 to April 2003, Mr. Thompson also served as our Vice President—Finance. From 1995 to 1998, Mr. Thompson was associated with Robert Weed & Associates, PLLC, a law firm.

Other Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available, free of charge, at our Internet website located at www.comstockhomebuilding.com, our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 under the Exchange Act. These reports are available as soon as reasonably practicable after their electronic filing with the Securities and Exchange Commission.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report include forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties including certain risks described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the Washington, D.C. and Raleigh, North Carolina real estate and home building markets; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates.

Many of these factors are beyond our control. For a discussion of factors that could cause actual results to differ, please see the discussion in the section of this report entitled “Business—Risk Factors.”

RISK FACTORS

You should carefully consider the following risk factors, in addition to those discussed elsewhere in the report, in evaluating our Company and our business.

Risks Relating to Our Business

We engage in construction and real estate activities which are speculative and involve a high degree of risk.

The home building industry is speculative and is significantly affected by changes in economic and other conditions, such as:

•        employment levels;

•        availability of financing;

•        interest rates; and

•        consumer confidence.

These factors can negatively affect the demand for and pricing of our homes and our margin on sale. We are also subject to a number of risks, many of which are beyond our control, including:

•        delays in construction schedules;

•        cost overruns;

•        changes in governmental regulations (such as slow- or no-growth initiatives);

•        increases in real estate taxes and other local government fees;

•        labor strikes;

•        transportation costs for delivery of materials; and

•        increases and/or shortages in raw materials and labor costs.

Fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which could adversely affect our revenues and earnings.

We are subject to the potential for significant fluctuations in the market value of our land and home inventories. We must constantly locate and acquire new tracts of undeveloped and developed land to support our home building operations. There is a lag between the time we acquire control of undeveloped land or developed home sites and the time that we can bring the communities built on that land to market and deliver our homes. This lag time varies from site to site as it is impossible to determine in advance the length of time it will take to obtain governmental approvals and building permits. The risk of owning undeveloped land, developed land and homes can be substantial. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land and home inventories could occur if market conditions deteriorate or if we purchase land or build home inventories at higher prices during stronger economic periods and the value of those land or home inventories subsequently declines during weaker economic periods. We could also be forced to sell homes, land or lots for prices that generate lower profit than we anticipate, or at a loss, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a decline in the market value of our land or home inventories may give rise to a breach of financial covenants contained in one or more of our credit facilities, which could cause a default under those credit facilities.

Because our business depends on the acquisition of new land, the potential limitations on the supply of land could reduce our revenues or negatively impact our results of operations.

Due to increased demand for new homes, we have experienced an increase in competition for available land and developed home sites in the Washington, D.C. and Raleigh, North Carolina markets. In these markets, we have experienced competition for home sites from other, sometimes better capitalized, home builders. In the Raleigh, North Carolina market, we have recently experienced competition from large, national home builders entering the market. Our ability to continue our home building activities over the long term depends upon our ability to locate and acquire suitable parcels of land or developed home sites to support our home building operations. As competition for land increases, the cost of acquiring it may rise, and the availability of suitable parcels at acceptable prices may decline. The increased cost of land requires us to increase the prices of our homes. This increased pricing could reduce demand for our homes and, consequently, reduce the number of homes we sell and lead to a decrease in our revenues and earnings.

Our business is subject to governmental regulations that may delay, increase the cost of, prohibit or severely restrict our development and home building projects and reduce our revenues and growth.

We are subject to extensive and complex laws and regulations that affect the land development and home building process, including laws and regulations related to zoning, permitted land uses, levels of density (number of dwelling units per acre), building design, access to water and other utilities, water and waste disposal and use of open spaces. In addition, we and our subcontractors are subject to laws and regulations relating to worker health and safety. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of our markets, we are required to pay environmental impact fees, use energy saving construction materials and give commitments to provide certain infrastructure such as roads and sewage systems. We must also obtain permits and approvals from local authorities to complete residential development or home construction. The laws and regulations under which we and our subcontractors operate, and our and their obligations to comply with them, may result in delays in construction and development, cause us to incur substantial compliance and other increased costs, and prohibit or severely restrict development and home building activity in certain areas in which we operate. If we are unable to continue to develop communities and build and deliver homes as a result of these restrictions or if our compliance costs increase substantially, our revenues and earnings may be reduced and we may not be able to continue our current level of growth.

Cities and counties in which we operate have adopted, or may adopt, slow or no-growth initiatives that would reduce our ability to build and sell homes in these areas and could adversely affect our revenues and earnings.

From time to time, certain cities and counties in which we operate have approved, and others in which we operate may approve, various “slow-growth” or “no-growth” initiatives and other similar ballot measures. Such initiatives restrict development within localities by, for example, limiting the number of building permits available in a given year. Approval of slow- or no-growth measures could reduce our ability to acquire land, obtain building permits and build and sell homes in the affected markets and could create additional costs and administration requirements, which in turn could have an adverse effect on our revenues and earnings.

Increased regulation in the housing industry increases the time required to obtain the necessary approvals to begin construction and has prolonged the time between the initial acquisition of land or land options and the commencement and completion of construction. These delays increase our costs, decrease our profitability and increase the risks associated with the land inventories we maintain.

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to build in those municipalities. This, in turn, could reduce the number of homes we sell and decrease our revenues and earnings.

Our ability to sell homes, and, accordingly, our results of operations, will be affected by the availability of financing to potential home buyers.

Most home buyers finance their purchases through third-party mortgage financing. Real estate demand is generally adversely affected by:

•        increases in interest rates and/or related fees;

•        increases in real estate transaction closing costs;

•        decreases in the availability of mortgage financing;

•        increasing housing costs;

•        unemployment; and

•        changes in federally sponsored financing programs.

Increases in interest rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs or the unavailability of financing to potential home buyers. Even if potential home buyers do not need financing, increases in interest rates and decreased mortgage availability could make it harder for them to sell their homes. This could adversely affect our operating results and financial condition.

The competitive conditions in the home building industry could increase our costs, reduce our revenues and earnings and otherwise adversely affect our results of operations or limit our growth.

The home building industry is highly competitive and fragmented. We compete in each of our markets with a number of national, regional and local builders for customers, undeveloped land and home sites, raw materials and labor. In the Washington, D.C. market, we compete against approximately 15 to 20 publicly-traded national home builders, approximately 10 to 15 privately-owned regional home builders, and many local home builders, some of whom are very small and may build as few as five to 25 homes per year. In the Raleigh, North Carolina market, we compete against approximately 10 to 15 publicly-traded national home builders, approximately 10 to 15 privately-owned regional home builders, and a large number of small, local home builders. We do not compete against all of the builders in our geographic markets in all of our product types or submarkets, as some builders focus on particular types of projects within those markets, such as large estate homes, that are not in competition with our projects.

We compete primarily on the basis of price, location, design, quality, service and reputation. Some of our competitors have greater financial resources, more established market positions and better opportunities for land and home site acquisitions than we do and have lower costs of capital, labor and material than us. The competitive conditions in the home building industry could, among other things:

•        make it difficult for us to acquire suitable land or home sites in desirable locations at acceptable prices and terms, which could adversely affect our ability to build homes;

•        require us to increase selling commissions and other incentives, which could reduce our profit margins;

•        result in delays in construction if we experience delays in procuring materials or hiring trades people or laborers;

•        result in lower sales volume and revenues; and

•        increase our costs and reduce our earnings.

We also compete with resales of existing homes and condominiums and available rental housing. An oversupply of competitively priced resale or rental homes in our markets could adversely affect our ability to sell homes profitably.

Our business is concentrated in two geographic areas which increases our exposure to localized risks.

We currently develop and sell homes principally in the Washington, D.C. and Raleigh, North Carolina markets. Our limited geographic diversity means that adverse general economic, weather or other conditions in either of these markets could adversely affect our results of operations or our ability to grow our business.

Our growth strategy to expand into new geographic areas poses risks.

We may expand our business to new geographic areas outside of the Washington, D.C. and Raleigh-Durham, North Carolina metropolitan areas. We will face additional risks if we develop communities in geographic areas or climates in which we do not have experience or if we develop a different size or style of community than those currently being developed, including:

•        adjusting our construction methods to different geographies and climates;

•        obtaining the necessary construction materials and labor in sufficient amounts and on acceptable terms;

•        obtaining necessary entitlements and permits under unfamiliar regulatory regimes;

•        attracting potential customers in a market in which we do not have significant experience; and

•        the cost of hiring new employees and increased infrastructure costs.

We may not be able to successfully manage the risks of such an expansion, which could have a material adverse effect on our revenues, earnings and financial condition.

We may not be able to successfully identify, complete or integrate acquisitions.

As part of our business strategy, we expect to review acquisition prospects in our existing markets and in new markets in the Mid-Atlantic region or elsewhere that would complement our existing business, or that might otherwise offer growth opportunities. We have not currently identified any acquisition targets, and we may not be successful in identifying suitable acquisition targets or in completing acquisitions. Further, to the extent we complete acquisitions, we may be unable to realize the anticipated benefits because of operational factors or difficulties in integrating the acquisitions with our existing business. Acquisitions entail numerous risks, including, but not limited to:

•        difficulties in assimilating acquired management and operations;

•        risks associated with investing the necessary resources in order to achieve profitability;

•        the incurrence of significant due diligence expenses relating to acquisitions that are not completed;

•        unforeseen expenses and liabilities;

•        risks associated with entering new markets or sub-markets in which we have limited or no prior experience;

•        the diversion of our management’s attention from our current business;

•        the potential loss of key employees of acquired organizations; and

•        risks associated with transferred assets and liabilities.

We may not be able to acquire or manage profitably additional businesses, or to integrate successfully any acquired businesses, properties or personnel into our business, without substantial costs, delays or other operational or financial difficulties. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the services of certain key employees and the loss of their services could harm our business.

Our success largely depends on the continuing services of certain key employees, including our Chairman and Chief Executive Officer, Christopher Clemente, Gregory Benson, our President and Chief Operating Officer, and Bruce Labovitz, our Chief Financial Officer. Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Messrs. Clemente, Benson and Labovitz each possesses valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of these or other key employees could harm our operations and business plans.

Mr. Clemente may devote a portion of his time to his personal business interests, which may reduce the amount of time he devotes to the Company.

Mr. Clemente retains certain personal business interests. The Company may be disadvantaged to the extent that Mr. Clemente does not devote substantially all of his time to the business of the Company.

Our significant level of debt could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.

We currently have a significant amount of debt, and our ability to meet our debt service obligations will depend on our future performance. Numerous factors outside of our control, including changes in economic or other business conditions generally, such as employment levels, population growth and consumer confidence, or in the markets or industry in which we do business, may adversely affect our operating results and cash flows, which in turn may affect our ability to meet our debt service obligations. As of December 31, 2004, we had $89.3 million aggregate principal amount of total debt outstanding (including our distribution payable to our pre-initial public offering stockholders), or 145.3% of our total shareholders’ equity as of that date. We may incur additional debt to fund our operations.

For the year ended December 31, 2004, our interest payments on account of outstanding indebtedness totaled $4.7 million or 4.9% of our total revenues for that period. If we are unable to meet our debt service obligations, we may need to restructure or refinance our debt, seek additional equity financing or sell assets. We may be unable to restructure or refinance our debt, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, a substantial portion of our cash flow from operations must be dedicated to the repayment of debt, including interest, thereby reducing the funds available to us for other purposes. Our level of debt may limit our flexibility to adjust to changing economic or market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions.

Our growth requires additional capital, which may not be available.

The real estate development industry is capital intensive and requires significant expenditures for land purchases, land development and construction. We intend to pursue a strategy of continued investment in additional real estate related projects. We anticipate that we will need to obtain additional financing as we expand our operations. These funds may be obtained through public or private debt or equity financings, additional bank borrowings or from strategic alliances or joint ventures. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced, and lenders may require us to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our acquisition plans or growth strategies or reduce capital expenditures and the size of our operations.

Our growth depends on the availability of construction, acquisition and development loans.

Currently, we have multiple construction, acquisition and development loans. We are considering replacing these credit facilities with one or more larger facilities, which may reduce our aggregate debt financing costs. If we are unable to obtain a larger facility, we will need to continue to rely on our smaller credit facilities. These smaller credit facilities generally have higher costs and require significant management time to administer them. Additionally, if financial institutions decide to discontinue providing these facilities to us, we would lose our primary source of financing our operations or the cost of retaining or replacing these credit facilities could increase dramatically. Further, this type of financing is typically characterized by short-term loans which are subject to call. If our primary financing becomes unavailable or accelerated repayment is demanded, we may not be able to meet our obligations.

Our bank credit facilities impose restrictions on our operations, which, if violated, could result in our indebtedness being immediately due and payable and the loss of our assets.

Our bank credit facilities impose restrictions on our operations and activities. The most significant restrictions relate to debt incurrence, lien incurrence, sales of significant assets and cash distributions and require us to comply with certain financial covenants. If we fail to comply with any of these restrictions or covenants, the banks could cause our debt to become payable immediately. In addition, some of our debt instruments contain cross-default provisions, which could cause a default under a number of debt instruments if we default on only one debt instrument. Most of our credit facilities are secured by the land, improvements and fixtures owned by the entity that is party to the facility. If we were unable to repay indebtedness owed to our secured creditors, they could foreclose on the collateral securing that indebtedness.

A significant portion of our business plan involves construction of mixed-use developments and high-rise projects with which we have less experience.

We expect to increase our construction and development of mixed-use and high-rise residential projects. Our experience is largely based on smaller wood-framed structures that are less complex than high-rise construction or the development of mixed-use projects. A mixed-use project is one that integrates residential and non-residential uses in the same structure or in close proximity to each other, on the same land. As we expand into these new product types, we expect to encounter operating, marketing, customer service, warranty and management challenges with which we have less familiarity. Although we have expanded our management team to include individuals with significant experience in this type of real estate development, we have not completed any projects managed by these persons. If we are unable to successfully manage the challenges of this portion of our business, we may incur additional costs and our results of operations could be adversely affected.

If we experience shortages of labor or supplies or other circumstances beyond our control, there could be delays or increased costs in developing our projects, which would adversely affect our operating results.

We and the home building industry from time to time may be affected by circumstances beyond our control, including:

•       work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers;

•       lack of availability of adequate utility infrastructure and services;

•       transportation cost increases;

•       our need to rely on local subcontractors who may not be adequately capitalized or insured; and

•       shortages or fluctuations in prices of building materials.

These difficulties have caused and likely will cause unexpected construction delays and short-term increases in construction costs. In an attempt to protect the margins on our projects, we often purchase certain building materials with commitments that lock in the prices of these materials for 90 to 120 days or more. However, once the supply of building materials subject to these commitments is exhausted, we are again subject to market fluctuations and shortages. We may not be able to recover unexpected increases in construction or materials costs by raising our home prices because, typically, the price of each home is established at the time a customer executes a home sale contract. Furthermore, sustained increases in construction costs may, over time, erode our profit margins.

We depend on the availability and skill of subcontractors.

Substantially all of our construction work is done by subcontractors with us acting as the general contractor or by subcontractors working for a general contractor we select for a particular project. Accordingly, the timing and quality of our construction depends on the availability and skill of those subcontractors. We do not have long-term contractual commitments with subcontractors or suppliers. Although we believe that our relationships with our suppliers and subcontractors are good, we cannot assure that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. The inability to contract with skilled subcontractors or general contractors at reasonable costs on a timely basis could limit our ability to build and deliver homes and could erode our profit margins.

Product liability litigation and claims that arise in the ordinary course of business may be costly or negatively impact sales, which could adversely affect our results of operations.

Our home building business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are common in the home building industry and can be costly. Among the claims for which developers and builders have financial exposure are property damage, environmental claims and bodily injury claims. Damages awarded under these suits may include the costs of remediation, loss of property and health-related bodily injury. In response to increased litigation, insurance underwriters have attempted to limit their risk by excluding coverage for certain claims associated with environmental conditions, pollution and product and workmanship defects. As a developer and a home builder, we may be at risk of loss for mold-related property, bodily injury and other claims in amounts that exceed available limits on our comprehensive general liability policies. In addition, the costs of insuring against construction defect and product liability claims are high and the amount of coverage offered by insurance companies is limited. Uninsured product liability and similar claims, claims in excess of the limits under our insurance policies and the costs of obtaining insurance to cover such claims could have a material adverse effect on our revenues and earnings.

Increased insurance risk could negatively affect our business.

Insurance and surety companies have reassessed many aspects of their business and, as a result, may take actions that could negatively affect our business. These actions could include increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverages, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our business. Additionally, coverage for certain types of claims, such as claims relating to mold, is generally unavailable. Further, we rely on surety bonds, typically provided by insurance companies, as a means of limiting the amount of capital utilized in connection with the public improvement sureties that we are required to post with governmental authorities in connection with land development and construction activities. The cost of obtaining these surety bonds is, from time to time, unpredictable and on occasion these surety bonds are unavailable. These factors can delay commencement of development projects and adversely affect revenue and earnings.

We are subject to warranty claims arising in the ordinary course of business that could be costly.

We provide service warranties on our homes for a period of one year or more post closing and a structural warranty for five years post closing. We self-insure all of our warranties and reserve an amount we believe will be sufficient to satisfy any warranty claims on homes we sell. We also attempt to pass much of the risk associated with potential defects in materials and workmanship on to the subcontractors performing the work and the suppliers and manufacturers of the materials. In such cases, we still may incur unanticipated costs if a subcontractor, supplier or manufacturer fails to honor its obligations regarding the work or materials it supplies to our projects. If the amount of actual claims materially exceeds our aggregate warranty reserves and/or the amounts we can recover from our subcontractors and suppliers, our operating results would be adversely affected.

Our business, revenues and earnings may be adversely affected by adverse weather conditions or natural disasters.

Adverse weather conditions, such as extended periods of rain, snow or cold temperatures, and natural disasters, such as hurricanes, tornadoes, floods and fires, can delay completion and sale of homes, damage partially complete or other unsold homes in our inventory and/or decrease the demand for homes or increase the cost of building homes. To the extent that natural disasters or adverse weather events occur, our business and results may be adversely affected. To the extent our insurance is not adequate to cover business interruption losses or repair costs resulting from these events, our revenues and earnings may be adversely affected.

We are subject to certain environmental laws and the cost of compliance could adversely affect our business.

As a current or previous owner or operator of real property, we may be liable under federal, state, and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the properties or in the proximity of the properties we develop. These laws often impose liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial. The presence of any such substance, or the failure promptly to remediate any such substance, may adversely affect our ability to sell the property, to use the property for our intended purpose, or to borrow funds using the property as collateral. In addition, the construction process involves the use of hazardous and toxic materials. We could be held liable under environmental laws for the costs of removal or remediation of such materials. In addition, our existing credit facilities also restrict our access to the loan proceeds if the properties that are used to collateralize the loans are contaminated by hazardous substances and require us to indemnify the bank against losses resulting from such occurrence for significant periods of time, even after the loan is fully repaid.

Our Eclipse project is part of a larger development located at Potomac Yard in northern Virginia. Potomac Yard was formerly part of a railroad switching yard contaminated by rail-related activities. Remediation of the property was conducted under supervision of the U.S. Environmental Protection Agency, or EPA, in coordination with state and local authorities. In 1998, federal, state and local government agencies authorized redevelopment of the property. Our plans for development of our portion of the project are consistent with those authorizations. Although concentrations of contaminants remain on the property under the EPA-approved remediation work plan, the EPA has determined that they do not present an unacceptable risk to human health or the environment. However, it is possible that we could incur some costs to defend against any claims that might be brought in the future relating to any such contaminants.

If we are not able to develop our communities successfully, our earnings could be diminished.

Before a community generates any revenues, material expenditures are required to acquire land, to obtain development approvals and to construct significant portions of project infrastructure, amenities, model homes and sales facilities. It can take a year or more for a community development to achieve cumulative positive cash flow. Our inability to develop and market our communities successfully and to generate positive cash flows from these operations in a timely manner would have a material adverse effect on our ability to service our debt and to meet our working capital requirements.

Our operating results may vary.

We expect to experience variability in our revenues and net income. Factors expected to contribute to this variability include, among other things:

•       the uncertain timing of real estate closings;

•       our ability to continue to acquire additional land or options thereon on acceptable terms and the timing of all necessary regulatory approvals required for development;

•       the condition of the real estate market and the general economy in the Washington D.C. and Raleigh, North Carolina markets, and other markets we may enter;

•       the cyclical nature of the home building industry;

•       the changing regulatory environment concerning real estate development and home building;

•       changes in prevailing interests rates and the availability of mortgage financing; and

•       costs of material and labor and delays in construction schedules.

The volume of sales contracts and closings typically varies from month to month and from quarter to quarter depending on several factors, including the stages of development of our projects, weather and other factors beyond our control. In the early stages of a project’s development, we incur significant start-up costs associated with, among other things, project design, land acquisition and development, construction and marketing expenses. Since revenues from sales of properties are generally recognized only upon the transfer of title at the closing of a sale, no revenue is recognized during the early stages of a project unless land parcels or residential homesites are sold to other developers. Periodic sales of properties may be insufficient to fund operating expenses. Further, if sales and other revenues are not adequate to cover operating expenses, we will be required to seek sources of additional operating funds. Accordingly, our financial results will vary from community to community and from time to time.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism, may cause disruption to the U.S. economy, or the local economies of either the Washington, D.C. or Raleigh, North Carolina market, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our revenues and earnings.

Being a public company increases our administrative costs.

We completed our initial public offering in December 2004. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, the National Association of Securities Dealers, or NASD, has adopted revisions to its requirements for companies that are listed on the Nasdaq National Market. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more time consuming and/or costly. For example, in anticipation of becoming a public company we added personnel, particularly accounting staff, added independent directors, created board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy and other corporate governance policies, and will have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We also expect these new rules and regulations to make it more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

Being a public company will require us to significantly enhance our controls over the preparation of financial statements in order to ensure the detection, in a timely manner, of misstatements that could occur in our financial statements in amounts that may be material.

Our independent registered public accounting firm has in the past reported material weaknesses in our internal controls that, if not remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock. In connection with the audits of the combined consolidated financial statements of our previous three holding companies for the three years ended December 31, 2003, in July 2004 our independent auditors reported to our board of directors several matters that are “reportable conditions” and “material weaknesses” in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. In general, the reportable conditions are significant deficiencies in our internal controls that, if not addressed, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. A material weakness is a reportable condition in which internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to audited financial statements.

The conditions resulting in the material weaknesses gave rise to a number of adjustments under generally acceptable accounting principles, and adjustments relating to the completeness and accuracy of certain underlying data, which materially changed our 2003 financial statements between initial presentation and issued audit. We have employed additional qualified personnel and adopted and implemented policies and procedures to address the reported material weaknesses. However, the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We have had only limited operating experience with the remedial measures we have made to date and we cannot be certain that the measures we have taken to date or any future measures will adequately remediate the material weaknesses reported by our independent auditors or that the measures we implement will enable us to maintain adequate controls over our financial processes and reporting in the future. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate the material weaknesses reported by our independent auditors or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, subject us to increased risk of errors and fraud related to our financial statements or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the Securities and Exchange Commission’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2005 to be filed in early 2006. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We do not own the Comstock brand or trademark, but use the brand and trademark pursuant to the terms of a perpetual license granted by Christopher Clemente, our Chief Executive Officer and Chairman of the Board.

Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed the “Comstock” brand and trademark to us in perpetuity and free of charge. We do not own the brand or the trademark and may be unable to protect it against infringement from third parties. However, Mr. Clemente retains the right to continue using the “Comstock” brand and trademark individually and through affiliates, including in real estate development projects in our current or future markets. We will be unable to control the quality of projects undertaken by Mr. Clemente or others using the “Comstock” brand and trademark and therefore will be unable to prevent any damage to its goodwill that may occur. We will further be unable to preclude Mr. Clemente from licensing or transferring the ownership of the “Comstock” trademark to third parties, some of whom may compete against us. Consequently, we are at risk that our brand could be damaged which could have a material adverse effect on our business and operations.

Risks Related to our Common Stock and the Securities Markets

Volatility of our stock price could adversely affect stockholders.

The market price of our Class A common stock could fluctuate significantly as a result of:

•       quarterly variations in our operating results;

•       general conditions in the home building industry;

•       interest rate changes;

•       changes in the market’s expectations about our operating results;

•       our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•       changes in financial estimates and recommendations by securities analysts concerning our Company or the home building industry in general;

•       operating and stock price performance of other companies that investors deem comparable to us;

•       news reports relating to trends in our markets;

•       changes in laws and regulations affecting our business;

•       material announcements by us or our competitors;

•       material announcements by our construction lenders or the manufacturers and suppliers we use;

•       sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•       general economic and political conditions such as recessions and acts of war or terrorism.

Investors may not be able to resell their shares of our Class A common stock following periods of volatility because of the market’s adverse reaction to that volatility. Our Class A common stock may not trade at the same levels as the stock of other homebuilders, and the market in general may not sustain its current prices.

Investors in our Class A common stock may experience dilution with the future exercise of stock options and the grant of restricted stock.

From time to time, we have issued and we will continue to issue stock options or restricted stock grants to employees and non-employee directors pursuant to our equity incentive plan. We expect that these options or restricted stock grants will generally vest commencing one year from the date of grant and continue vesting over a three-year period. Investors may experience dilution as the options vest and are exercised by their holders and the restrictions lapse on the restricted stock grants.

Substantial sales of our Class A common stock, or the perception that such sales might occur, could depress the market price of our Class A common stock.

A substantial amount of the shares of our Class A common stock are eligible for immediate resale in the public market. Any sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales might occur, could depress the market price of our Class A common stock.

Future sales, or the availability for sale, of our Class A common stock may cause our stock price to decline.

In connection with our initial public offering, we, along with our officers, directors and stockholders, have agreed that, subject to limited exceptions, not to sell or transfer any shares of Class A common stock for 180 days after December 14, 2004 without the underwriters’ consent. However, the underwriters may release these shares from these restrictions at any time. In evaluating whether to grant such a request, the underwriters may consider a number of factors with a view toward maintaining an orderly market for, and minimizing volatility in the market price of, our Class A common stock. These factors include, among others, the number of shares involved, recent trading volume and prices of the stock, the length of time before the lock-up expires and the reasons for, and the timing of, the request. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our Class A common stock.

Commencing one year after December 14, 2004, existing stockholders may begin selling a portion of their shares of Class A common stock in the public market in accordance with the provisions of Rule 144 under the Securities Act. Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and could materially impair our future ability to raise capital through offerings of our Class A common stock.

The holders of our Class B common stock exert control over us and thus limit the ability of other stockholders to influence corporate matters.

Messrs. Clemente and Benson own 100% of our outstanding Class B common stock, which, together with their shares of Class A common stock, represent approximately 87.6% of the combined voting power of all classes of our voting stock. As a result, Messrs. Clemente and Benson, acting together, have control over us, the election of our board of directors and our management and policies. Messrs. Clemente and Benson, acting together, also have control over all matters requiring stockholder approval, including the amendment of certain provisions of our certificate of incorporation and bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

The limited voting rights of our Class A common stock could impact its attractiveness to investors and its liquidity and, as a result, its market value.

The holders of our Class A and Class B common stock generally have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to 15 votes per share on all matters to be voted on by stockholders. The difference in the voting rights of the Class A and Class B common stock could diminish the value of the Class A common stock to the extent that investors or any potential future purchasers of our Class A common stock ascribe value to the superior voting rights of the Class B common stock.

It may be difficult for a third party to acquire us, which could inhibit stockholders from realizing a premium on their stock price.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in business combinations with any stockholder, including all affiliates and employees of the stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s voting stock unless specified conditions are met.

Our amended and restated certificate of incorporation and bylaws contain provisions that have the effect of delaying, deferring or preventing a change in control of us that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•       a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

•       a prohibition of stockholder action by written consent; and

•       advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

Our issuance of shares of preferred stock could delay or prevent a change of control of us.

Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 20,000,000 shares of preferred stock, par value $.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders, even where stockholders are offered a premium for their shares. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of Class A common stock, including the loss of voting control. We have no present plans to issue any shares of preferred stock.

Item 2.   Properties

Our principal administrative, sales and marketing facilities are located at our headquarters in Reston, Virginia. We currently lease 20,609 square feet of office space in the Reston facility from Comstock Asset Management, L.C., an affiliate wholly-owned by Christopher Clemente. Pursuant to this five-year headquarters lease which we entered into on October 1, 2004, we pay annual rental rates of $484,000, subject to a 4% annual increase. We also lease office space in Raleigh, North Carolina where we occupy approximately 3,300 square feet of office space. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

Item 3.   Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows.

We believe that we have obtained adequate insurance coverage or rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

On November 24, 2004, our then-existing stockholders approved by written consent in lieu of a special meeting (1) our amended and restated certificate of incorporation and bylaws, (2) the initial public offering of our Class A common stock, (3) the election of each of our current directors, namely Christopher Clemente, Gregory V. Benson, A. Clayton Perfall, David M. Guernsey, James A. MacCutcheon and Gary L. Martin, (4) the classification of our board of directors, (5) our 2004 Long-Term Incentive Compensation Plan, (6) our 2004 Employee Stock Purchase Plan, (7) the form of Indemnification Agreement entered into, or to be entered into, with our current and/or future board members and executive officers, and (8) the form of Tax Indemnification Agreement entered into with stockholders of certain of our subsidiaries.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Class A common stock has been traded on the Nasdaq National Market under the symbol “CHCI” since our initial public offering on December 14, 2004. The following table sets forth the high and low sale prices of our Class A common stock, as reported on Nasdaq, for the period indicated:

	High	Low
2004
Fourth quarter (ended December 31, 2004)	$22.10	$16.00

On March 24, 2005, the last reported sale price of our Class A common stock was $22.18 per share. On March 24, 2005, there were approximately 16 record holders and approximately 2,157 beneficial owners of our Class A common stock.

Dividends

We have never paid any cash dividends on our common stock. From time to time, our board of directors evaluates the desirability of paying cash dividends. The future payment and amount of cash dividends will depend upon our financial condition and results of operations, applicable loan covenants and other factors deemed relevant by our board of directors.

Initial Public Offering

In connection with our initial public offering of our Class A common stock, the SEC declared our Registration Statement on Form S-1 (No. 333-118193), filed under the Securities Act of 1933, effective on December 13, 2004. On December 17, 2004, we closed the sale of 3,960,000 shares of our Class A common stock registered under the Registration Statement. Furthermore, we sold 594,000 shares of our Class A common stock on December 28, 2004 pursuant to the exercise in full of the underwriters’ over-allotment option. BB&T Capital Markets, a Division of Scott and Stringfellow, Inc., Robert W. Baird & Co. and Ferris, Baker Watts Incorporated served as the managing underwriters.

The initial public offering price was $16 per share. The aggregate sale price for all of the shares sold by us was approximately $72.8 million, resulting in net proceeds to us of approximately $64.9 million after payment of underwriting discounts and commissions of approximately $5.1 million and legal, accounting and other fees incurred in connection with the offering of approximately $2.8 million.

We used approximately $8 million from the net proceeds received from our initial public offering to acquire minority membership interests in certain of our subsidiaries, approximately $3 million to repay certain indebtedness, and approximately $8.5 million to fund the payment of a portion of certain S corporation distributions and other amounts owed to stockholders by certain of our subsidiaries in conjunction with our internal consolidation. We have invested the remainder of the proceeds from the initial public offering in short-term, interest-bearing, investment-grade securities.

Item 6.   Selected Financial Data

The following table contains selected consolidated and combined financial information and is supplemented by the more detailed financial statements and notes thereto included elsewhere in this report. We derived the selected historical financial data shown below for 2000, 2001, 2002, 2003 and 2004 from our audited and unaudited financial statements. You should read the following financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our combined consolidated financial statements and the related notes, included elsewhere in this report.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

Dollars in thousands (except per share data)

	Years ended December 31,
	2004	2003	2002	2001	2000
Revenues	$96,045	$55,521	$34,752	$50,929	$49,439
Expenses
Cost of sales	63,993	41,756	26,820	40,853	43,199
Selling, general and administrative	11,940	5,712	3,725	3,900	1,603
Operating income	20,112	8,053	4,207	6,176	4,637
Other (income) expense, net	908	(44)	10	(302)	(62)
Income before minority interest and equity in earnings of real estate partnerships	19,204	8,097	4,197	6,478	4,699
Minority interest	5,260	2,297	664	1965	1861
Income before equity in earnings of real estate partnerships	13,944	5,800	3,533	4,513	2,838
Equity in earnings of real estate partnerships	118	139	51	6	0
Income before income taxes	14,062	5,939	3,584	4,519	2,838
Income tax provision (benefit)	(241)	—	—	—	—
Net income	$14,303	$5,939	$3,584	$4,519	$2,838
Basic earnings per share	$1.95	$0.84	$0.59	$0.74	$0.47
Basic weighted average shares outstanding(1)	7,347	7,067	6,074	6,074	6,074
Dilutive earnings per share	$1.95	$0.84	$0.59	$0.59	$0.59
Dilutive weighted average shares outstanding(1)	7,351	7,067	6,074	6,074	6,074

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$67,559	$17,160	$8,695	$7,086	$6,664
Real estate held for development and sale	104,326	65,272	20,192	8,573	12,889
Total assets	304,507	90,184	33,971	18,402	20,959
Notes payable	76,628	61,062	17,203	9,439	11,855
Total liabilitities	239,586	71,746	21,574	13,035	17,033
Minority interest	2,695	11,413	8,790	2,390	1,318

(1)   Shares outstanding for prior years have been adjusted to account for shares issued in connection with the initial public offering of Comstock’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial and Other Data” and our consolidated and combined financial statements and related notes appearing elsewhere in this report. Other than in the “Overview” below, this discussion and analysis does not incorporate the financial condition and results of operations of Comstock Service, Inc., under which entity we previously conducted our Raleigh, North Carolina operations before the merger of Comstock Service, Inc. into Comstock Homebuilding Companies, Inc. The merger of Comstock Service, Inc. was treated as an acquisition for accounting purposes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Notes Regarding Forward-looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed below and elsewhere in this report, particularly under the headings “Business-Risk—Factors” and “Cautionary Notes Regarding Forward-looking Statements.”

Overview

We engage in the business of residential land development, production home building and high-rise condominium development in the greater Washington, D.C. and Raleigh, North Carolina markets. Our business was started in 1985 by Christopher Clemente, our Chief Executive Officer, as a residential land developer and home builder focused on the luxury home market in the northern Virginia suburbs of Washington, D.C. In 1992, we repositioned ourselves as a production home builder focused on moderately priced homes in areas where we could more readily purchase finished building lots through option contracts. In 1997, we entered the Raleigh, North Carolina market.

In the late 1990s, in response to increasing competition for finished lots, we diversified our product base to include multiple product types and home designs, and we rebuilt our in-house land development department to include significant experience in both land development operations and land entitlement expertise. Our strategic goal was to secure and control a pipeline of diversified land inventory at various stages of entitlement, thus reducing our dependence on other land developers for finished building lots and improving our ability to control our growth.

In recent years, our financial results have been influenced significantly by the availability of building lots, the timing of entitlement processes, the mix of products available for sale and the timing of settlements.

The amount of time that it takes to bring a new development to market varies greatly depending on, among other things, the location and jurisdiction, governmental zoning and permitting processes, site development conditions, weather conditions, and the type of product to be constructed on the subject site. There can be a six- to 36-month lag time between the time we contract to purchase a site and the time we begin developing and/or delivering homes on the site. For example, a site that requires entitlement processing takes longer than a site where we purchase finished building lots. Additionally, condominium homes take longer to construct than townhouses and single-family homes and high-rise developments take longer to construct than low-rise developments. As a result of this lag, it has been our experience that an increasing lot inventory in one period does not necessarily correlate to increasing sales in the immediately following periods. Thus, there are both market risks and benefits associated with the lag time between controlling a property and realizing revenue from the property.

We can experience significant variation from one period to the next with respect to average price per new order and average settlement revenue. This variation often results from shifts in the mix of products being sold during the period. While it is most typical that single-family homes are priced higher than townhouses or condominiums, it is possible that during a given period, orders and deliveries may include townhouses, based on location, that price higher than single-family homes. Likewise, in any project in any period, condominium units may produce higher average per unit sales prices and/or settlement revenues. Lower average per unit orders or settlements do not necessarily indicate that margins have been eroded or that profits have been reduced. Average settlement revenue can be both higher and lower than average price per new order in the prior period based on the mix of available product for sale.

For the 12 month periods ended December 31, the approximate average order prices for our market rate homes (which excludes county government mandated affordable housing program units sold at a discount) were as follows:

	12-month period ended December 31,
SUMMARY	2002	2003	2004
Townhouse	$226,700	$271,430	$342,457
Single Family	$415,150	$443,400	$460,066
Condominium	$302,900	$343,560	$380,548

We have made significant investments over the past three years to become a fully integrated and diversified home building operation with a wide spectrum of skills and a substantial pipeline of building lot inventory. The costs of our expansion and diversification were most evident in 2002 and 2003 as we experienced delays developing our inventory of land due to entitlement delays and extreme weather conditions. In 2002, these delays were principally caused by demand for development and construction entitlements and permitting at a pace that exceeded the ability of the local municipalities to respond. Severe weather exacerbated these delays. The result was a temporary shortage of building lot inventory from which we could sell homes and an increase in our land position and backlog. Consequently, we posted negative growth in 2002 and slower than expected growth in 2003. Towards the end of 2003 we began to realize the benefits of a replenished and diversified building lot inventory. At December 31, 2004, we either owned or controlled under option agreements over 3,750 building lots.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and applies to all awards granted, modified, repurchased or cancelled after the effective date, and all outstanding portions of awards granted prior to the effective date which are unvested as the effective date of the pronouncement. Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective application. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company adopted SFAS 123R on January 1, 2004. Prior to December 17, 2004 the Company had no share-based payment transactions.

Critical Accounting Policies and Estimates

Our consolidated and combined financial statements are prepared in accordance with generally accepted accounting principles, which require us to make certain estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to the consolidation of variable interest entities, revenue recognition, impairment of real estate held for development and sale, warranty reserve and our environmental liability exposure. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates.

A summary of significant accounting policies is provided in Note 2 to our audited consolidated and combined financial statements. The following section is a summary of certain aspects of those accounting policies that require our most difficult, subjective or complex judgments and estimates.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. A variable interest entity is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s assets, exclusive of variable interests. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest.

In December 2003, the FASB issued a revision of FIN 46 (“FIN 46-R”), clarifying certain provisions of FIN 46. We adopted the provisions of FIN 46-R on February 1, 2003 to the extent that they related to variable interest entities created on or after that date. For variable interest entities created before January 31, 2003, FIN 46-R was deferred to the end of the first interim or annual period ending after March 15, 2004. We fully adopted FIN 46-R effective March 31, 2004. Based on the provisions of FIN 46-R, we have concluded that whenever we option land or lots from an entity and pay a significant nonrefundable deposit, a variable interest entity is created under condition (ii) (b) of the previous paragraph. This is because we have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. Therefore, for each variable interest entity created, we compute the expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46 to determine if we are deemed to be the primary beneficiary of the variable interest entity.

The methodology used to evaluate our primary beneficiary status requires substantial management judgement and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the selling entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. Because we do not have any ownership interests in the entities with which we contract to buy land (such as LLCs), we may not have the ability to compel these entities to provide financial or other data to assist us in the performance of the primary beneficiary evaluation. This lack of direct information from the contracting entities may result in our evaluation being conducted solely based on the aforementioned management judgments and estimates. Further, where we deem ourselves to be the primary beneficiary of such an entity created after December 31, 2003 and that entity refuses to provide financial statements, we utilize estimation techniques to perform the consolidation. While management believes that our estimation techniques provide a reasonable basis for determining the financial condition of a entity that refuses to provide financial statements, the actual financial condition of the entity could differ from that reported. In addition, although management believes that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the entities from which we acquire land, changes to the probabilities and the cash flow possibilities used in our evaluation could produce different conclusions regarding our primary beneficiary status.

Revenue Recognition

We primarily derive our earned revenues from the sale of residential property. We recognize residential revenue and all related costs and expenses when full payment has been received, title and possession of the property has been conveyed and risks and rewards of ownership transfer to the buyer and other sale and profit recognition criteria are satisfied. Management estimates of future costs to be incurred after the completion of each sale are included in cost of sales. A change in circumstances that causes these estimates of future costs to increase or revenues to decrease would significantly affect the profit recognized on these sales.

Impairment of Real Estate Held for Development and Sale

Real estate held for development and sale includes land, land development costs, interest and other construction costs and is stated at cost or, when circumstances or events indicate that the real estate held for development or sale is impaired, at estimated fair value. Circumstances or events we consider important which could trigger an impairment review include the following:

•       significant negative industry or economic trends;

•       a significant underperformance relative to historical or projected future operating results;

•       a significant change in the manner in which an asset is used; and

•       an accumulation of costs significantly in excess of the amount originally expected to construct an asset.

Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows. A write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling prices less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, an impairment write-down is recorded. The evaluation of future cash flows and fair value of individual properties requires significant judgment and assumptions, including estimates regarding expected sales prices, development absorption and remaining development costs. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

Warranty Reserve

Warranty reserves for houses sold are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by us or within the five-year statutorily mandated structural warranty period. Since we generally subcontract our home building work, subcontractors are required to provide us with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Although management considers the warranty reserve to be adequate, there can be no assurance that this reserve will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty reserve.

Environmental Liability Exposure

Development and sale of real property creates a potential for environmental liability on our part as owner and developer, for our own acts as well as the acts of prior owners of the subject property or owners or past owners of adjacent parcels. If hazardous substances are discovered on or emanating from any of our properties, we and prior owners may be held liable for costs and liabilities relating to those hazardous substances. We generally undertake environmental studies in connection with our property acquisitions, when warranted. If we incur environmental remediation costs in connection with properties we previously sold, including clean up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean up, litigation defense and the pursuit of responsible third parties, they are expensed. We capitalize costs relating to land under development and undeveloped land as part of development costs. Costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold. Should a previously undetected, substantial environmental hazard be found on our properties, significant liquidity could be consumed by the resulting clean up requirements and a material expense may be recorded. Further, governmental regulation on environmental matters affecting residential development could impose substantial additional expense on us, which could adversely affect our results of operations or the value of properties owned under contract, or purchased by us. For additional information regarding risks associated with environmental hazards and environmental regulation, see “Business—Risk Factors—We are Subject to Certain Environmental Laws and the Cost of Compliance Could Adversely Affect our Business.”

Internal Control Over Financial Reporting

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, among other material adverse consequences, our operating results could be misstated and our reputation may be harmed. Prior to our initial public offering in December 2004, we operated four primary independent privately held S-corporations and single purpose limited liability companies (“LLC”). In the past we had produced audited individual S-corporation and a number of LLC financial statements that did not contemplate eliminations for inter-company transactions. Early in the process of preparing for our initial public offering, we recognized the need to produce audited combined consolidated financial statements. After having produced combined consolidated financial statement for the four S-corporations, it was decided that based on a disparity of ownership between the shareholders (which we determined represented a substantive exchange) we would, upon consolidation, need to treat Comstock Service, Inc., as an acquired company for accounting purposes and therefore we produced a separate audit for that company. We then produced combined consolidated financial statements for the remaining three S-corporations, designated as the Comstock Companies.

Prior to our initial public offering, we had never needed to produce audited combined financial statements for the Comstock Companies. As a result, we did not maintain a system of internal controls that was adequate for producing a combined consolidated financial statements such as is needed for a public company. In preparing the financial statements included in this report we modified several of our policies and procedures and created numerous new policies and procedures to remedy problems identified with our internal control structure that existed prior to December 31, 2003. Subsequent to December 31, 2003, we have, among other things, supplemented our accounting staff with, among others, a Chief Financial Officer (promoted from Vice President of Finance), a Chief Accounting Officer, a Corporate Controller and an Assistant Controller, to attempt to establish an infrastructure appropriate for reporting as a public company.

In connection with the audit of the combined consolidated financial statements of our three primary holding companies for the three years ended December 31, 2003, in July 2004 our independent registered public accounting firm reported to our Board of Directors several matters that are “reportable conditions” and “material weaknesses” in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. In general, reportable conditions are significant deficiencies in our internal controls that, if not addressed, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. A material weakness is a reportable condition in which internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to audited financial statements.

The conditions resulting in the material weaknesses gave rise to a number of adjustments under generally acceptable accounting principles, and adjustments relating to the completeness and accuracy of certain underlying data, which materially changed our financial statements between initial presentation and issued audit. The material weaknesses, as reported in July 2004 to our Board of Directors in connection with their audit of our financial statements for the three years ended December 31, 2003, are summarized below:

•       Our accounting system had significant limitations with respect to the process of preparing combined consolidated financial statements. In response to this recommendation, as of September 2004, we have designed a tool to work with our existing accounting system which has the ability to generate more detailed reporting for the purpose of producing combined consolidated financial statements. We have evaluated upgrading our accounting software and have decided that in light of upcoming Sarbanes-Oxley Act systems and procedures documentation requirements, we would be better served to postpone a conversion until the beginning of 2006.

•       Our policies and procedures with respect to record retention were deemed inadequate. In addition, we needed to enhance our policies and procedures with respect to the formal review and documentation by management of business performance. In response to this recommendation we have initiated a formal policy for records retention and documentation by management of business performance. Subsequent to December 31, 2003 we began producing quarterly fluctuation reports and management discussion of the results of operations. We have formed a Disclosure Committee comprised of senior managers and initiated an internal reporting procedure for senior management that is to be completed prior to the release of financial statements in an effort to assure completeness of information with respect to the analyses prepared. The process of internal and external reporting is overseen by our Chief Financial Officer.

•       We needed to increase and improve our in-house accounting staff in preparation for the requirements of financial reporting as a public company. Subsequent to December 31, 2003 we promoted our Vice President of Finance to the position of Chief Financial Officer and hired a Chief Accounting Officer with extensive public company reporting experience. We reassigned the responsibility for accounting to our Chief Accounting Officer with day-to-day oversight by our Chief Financial Officer. In addition we created the position of Assistant Controller to work closely with the Corporate Controller who had been hired in late November 2003. We believe this additional staff, along with additional staff level personnel, provides the resources necessary to remedy the deficiencies in our controls identified by our auditors. We have retained internal auditors and consultants to work closely with our Chief Accounting Officer to prepare for compliance under Section 404 of the Sarbanes-Oxley Act. We have a timeline which provides us an opportunity to conduct internal audits of our controls and procedures prior to December 31, 2005 when we will be subject to an audit of our internal controls and procedures.

•       Our policies and procedures with respect to the capitalization of selling, general and administrative costs as real estate held for development and sale and released into cost of sales at settlement were deemed to be inaccurate. The result of the inaccurate capitalization of selling, general and administrative expenses was that accurate reporting of expenses was delayed. Since the three-year audit presented herein is the first combined consolidated audit of the Comstock Companies, there was no restatement associated with this change in policy and procedure. We have adjusted our policy with respect to the capitalization and recognition of selling, general and administrative expenses. The effect of this change in policy was on timing of profit recognition and resulted in increased gross margins from previously reported non-consolidated financial statements. This change in policy was effected historically throughout our three-year audited combined consolidated financial statements for the period ending December 31, 2003.

•       Our policies and procedures for accruals with respect to period end cut-off were deemed to be insufficient to properly present the financial position of the company with respect to accrued expenses. The result of the inaccurate accrual and release of completion expenses was that accurate reporting of profits was delayed. This change in policy affected the timing of reported profits, not cumulative reported profits. Since the three-year audit presented herein is the first combined consolidated audit of the Comstock Companies there was no restatement associated with this change in policy and procedure. We adjusted our policy with respect to accruals for estimable and probable expenses associated with unit settlements. We have established formal procedures for reviewing these estimates on a quarterly basis for completeness. This change in policy was effected retroactively and is reflected in our three-year audited combined consolidated financial statements.

•       Our policies and procedures with respect to the approval and documentation of related party transactions needed to be formalized so that we could ensure the fairness of these transactions and proper inclusion of these transactions in our financial statements. We have adopted a new procedure for presenting all related party transactions to our Board of Directors for approval by a majority of the independent members of our Board of Directors. Our procedure requires that our Chief Financial Officer, assuming he is not party to the related party transaction, coordinate with the independent members of our Board of Directors in evaluating the fairness of related party transactions.

We believe that the remedial measures described above address the material weaknesses identified by our independent registered public accounting firm. We were able to accurately report our financial condition and results of operations for the year ended December 31, 2004 without any reportable conditions or material weaknesses having been reported, and we believe that we will continue to be able to accurately report on a timely basis our financial condition and results of operations. However, the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We have had only limited operating experience with the improvements we have made to date. We cannot be certain that the measures we have taken to date or any future measures will adequately remedy the material weaknesses reported by our independent auditors. Our independent registered public accounting firm has not formally evaluated the measures we have taken or plan to take to address any material weaknesses. For a description of risks associated with our internal controls, please see “Business—Risk Factors—Being a public company will require us to significantly enhance our controls over the preparation of financial statements in order to ensure the detection, in a timely manner, of misstatements that could occur in our financial statements in amounts that may be material.”

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

Orders and Backlog

New orders for the year ended December 31, 2004 increased $155 million, or 224.6%, to $224.2 million on 608 homes as compared to $69.1 million on 208 homes for the year ended December 31, 2003. This increase in new orders was primarily attributable to the opening of our Eclipse at Potomac Yard project during the second half of the year. Including Comstock Service, which was acquired on December 17, 2004, the value of new orders for the year ended December 31, 2004 was $241.0 million on 665 units.

The average sale price per new order for the year ended December 31, 2004 increased by $49,000 to $369,000 as compared to $320,000 for the year ended December 31, 2003. This change was attributable to both a shift in product mix that included a significant number of higher-priced condominiums sales derived from the opening of our Eclipse at Potomac Yard project during the year ended December 31, 2003 and general price appreciation in the Washington, DC area. On average, the sale price of townhouses increased $90,300 to $361,700 for the year ended December 31, 2004 as compared to the year ended December 31, 2003. On average, the sale price of our single-family homes increased by approximately $65,300 during the year ended December 31, 2004 to $508,700 from $443,400 at December 31, 2003. The average sale price of our condominiums increased by $37,400 to $381,000 for the period ending December 31, 2004 as compared to $343,600 for the period ended December 31, 2003. Including Comstock Service, the changes for the year ended December 31, 2004 were a $71,000 increase in the average sale price of a townhouse to approximately $342,500; a $16,700 increase in the average sale price of a single family home to approximately $460,100; and a $37,000 increase in the sales price of a condominium to approximately $380,500.

Our backlog at December 31, 2004, which includes Comstock Service, increased $138.2 million, or 438.4%, to $174.6 million on 329 homes compared to our backlog at December 31, 2003 of $31.5 million on 93 homes. This increase in backlog is primarily attributable to sales at the Eclipse project in Arlington, Virginia which represented approximately $105 million of the backlog at December 31, 2004.

Revenues.

The number of homes delivered in the year ended December 31, 2004 increased by 62.3% to 263 from 162 homes in the year ended December 31, 2003. Average per settlement revenue increased by approximately $25,000 to $328,000 for the year ended December 31, 2004 as compared to $303,000 for the year ended December 31, 2003. Home building revenues increased by $37.9 million, or 77.3%, to $87.0 million for the year ended December 31, 2004 as compared to $49.1 million for the year ended December 31, 2003. Total revenue increased $40.5 million to $96.0 million for the year ended December 31, 2004 as compared to $55.5 million in the year ended December 31, 2003. The increase in deliveries and revenue from December 31, 2003 to December 31, 2004 are in large part attributable to the opening of new communities and the release of inventory for sale in late 2003 at projects such as Blooms Mill (137 deliveries in 2004) and Emerald Farm (20 deliveries in 2004). In addition, the beginning of deliveries in the first building at Belmont Bay 5 (11 deliveries in 2004) and the completion of Flynns Crossing (49 deliveries in 2004) contributed to the increase. The $25,000 increase in average per settlement revenue also contributed to the increase. Total revenue increased in part due to the delivery of 30 lots at Blooms Mill to another homebuilder during the year ended December 31, 2004 for $3.9 million of Other Revenue which was an increase of 13 units and $1.7 million from the year ended December 31, 2003.

Cost of sales and selling, general and administrative expenses.

Cost of sales for the year ended December 31, 2004 increased $22.2 million, or 53.3%, to $64.0 million, or 66.6% of revenue, as compared to $41.8 million, or 75.2% of revenue, for the year ended December 31, 2003. The increase in cost of goods sold during the year ended December 31, 2004 as compared to the year ended December 31, 2003 is directly attributable to the increase in deliveries. The reduction of 8.6 percentage points in cost of goods sold as a percentage of revenue is primarily attributable to the cost basis in the land which was settled during the year ended December 31, 2004 which represented a lower percentage of revenue as compared to the cost basis of the land settled during the year ended December 31, 2003. For the year ended December 31, 2004, land costs for units settled represented 17% of total revenue as compared to 20% for the year ended December 31, 2003. The increase in gross margin was also partially attributable to price increases in the market which in general outpaced increases in costs of goods sold.

Selling, general and administrative costs for the year ended December 31, 2004 increased $6.2 million to $11.9 million from $5.7 million for the year ended December 31, 2003. This increase was the result of additional staffing costs of $3.6 million to support our growth and to provide the staffing required of a public company, increased marketing expenses of $1.2 million, and increased audit fees of $1.4 million associated with historical periods presented in our initial public offering. As a percentage of revenue, and as a result of expenses associated with preparation for our initial public offering selling, general and administrative expenses increased by 1.1 percentage points to 12.4% during the year ended December 31, 2003 from 10.3% during the year ended December 31, 2002.

Operating income.

Our operating income for the year ended December 31, 2004 increased $12.1 million to $20.1 million as compared to $8.1 million for the year ended December 31, 2003. Our operating margin for the year ended December 31, 2004 was 20.9% compared with 14.5% for the year ended December 31, 2003. The increase in operating margin is attributable to an increased gross margin that outpaced the increase in sales, general and administrative expenses as a percentage of revenue. The increase in margin resulted in large part from reductions in land and house costs as a percentage of revenue.

Income before minority interest.

Our income before minority interest increased by $11.1 million, or 137.2%, to $19.2 million for the year ended December 31, 2004 as compared to $8.1 million for the year ended December 31, 2003. Net margins as a percentage of revenues increased by 5.4% to 20.0% for the year ended December 31, 2004 from 14.6% for the year ended December 31, 2003. The increase in net income before minority interests was a result of the increase in deliveries (101 units) and corresponding gross profit generated by those settlements ($18.3 million). This increase was offset by the increase in sales, general and administrative expenses ($6.2 million).

Other (income) expense, net.

Other (income) expense, net increased by $1.0 million to a net expense of $0.9 million for the year ended December 31, 2004 as compared to net income of $44,000 for the year ended December 31, 2003. The increase in Other (income) expense net is primarily attributable to interest from a corporate working capital line of credit ($0.4 million) and a pre-payment premium associated with the early retirement of $2.5 million of the facility ($0.5 million).

Minority interest.

Minority interest increased by $3.0 million, or 129.0%, to $5.3 million for the year ended December 31, 2004 as compared to $2.3 million for the year ended December 31, 2003. This increase is primarily the result of increased income earned by Comstock Investors, VI a limited partnership in which the minority interest partners have been subsequently redeemed.

Income taxes

On December 17, 2004, the Company  reorganized from an S corporation to a C corporation. For the period December 17, 2004 to December 31, 2004 the Company recorded a net income tax benefit of $241,000. Of this amount, $290,000 represents the current year income tax expense on earnings from December 17, 2004 to December 31, 2004 and $531,000 represents a deferred tax benefit arising from the reorganization.  The Company’s effective tax rate net of deferred income taxes for this period was 38.9% (1.71%). In future periods the Company expects its effective tax rate to be higher and the Company expects income tax expense to be a more significant expense which will have a material impact on our net income. We do expect to receive tax rate relief as a result of the American Jobs Creation Act of 2004.

Year ended December 31, 2003 compared to year ended December 31, 2002

Orders and backlog.

New orders for the year ended December 31, 2003 increased $40.2 million, or 139%, to $69.1 million on 216 homes as compared to $28.9 million on 101 homes for the year ended December 31, 2002. This increase in new orders was primarily attributable to an increase in the demand for our products in the Washington, D.C. market and the increased availability of lots at our Blooms Mill, Emerald Farm and Flynns Crossing communities during the course of the year. Sales for the year ended December 31, 2002 were lower due in part to the shortage of inventory of building lots available for sale. This shortage resulted from the inability of the municipalities in which we operate to keep pace with new development and construction permitting requests. While we expect to continue to experience such delays, we do not anticipate such delays having a significant impact on us in the near future. The delays we experienced as a result of time spent processing land during 2002 created a natural opportunity for increased orders in 2003. Increases in saleable inventory during the period are partially attributable to the resolution of several infrastructure limitations within the counties in which we operate that had in the recent past restricted the release of development and building permits. For example, the water moratorium we experienced at our Emerald Farm and Riverside developments resulted in no new permits being issued for either development during late 2002 and early 2003.

The average sale price per new order for the year ended December 31, 2003 increased by $34,000 to $320,000 as compared to $286,000 for the year ended December 31, 2002. This change was attributable to a shift in product mix that included a significant number of higher-priced townhouse sales derived from the opening of our Blooms Mill development during the year ended December 31, 2003 and higher average overall price points than was derived from inventory settled for the year ended December 31, 2002. On average, the sale price of townhouses increased $44,730 to $271,430 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Our single-family homes increased by approximately $28,250 during the year ended December 31, 2003 to $443,400 from $415,150 at December 31, 2002. The average sale price of our condominiums increased by $40,660 to $343,560 for the period ending December 31, 2003 as compared to $302,900 for the period ended December 31, 2002.

Our backlog at December 31, 2003 increased $20.0 million, or 175%, to $31.5 million on 93 homes compared to our backlog at December 31, 2002 of $11.5 million on 39 homes. This increase in backlog is attributable to increases in orders during the second half of the year resulting from the increased demand for our products in the Washington, D.C. market and due to the increased availability of saleable building lots in our developments. Several projects that were in the approval review process at the beginning of the period received approvals necessary for initiation of development or construction during the second half of 2003, increasing inventory of building lots available for sale. As a result of the timing of sales and a year that experienced record rainfall, inventory under construction could not be converted into settlements by the end of 2003. Increased undelivered inventory increased our backlog at December 31, 2003.

Revenues.

The number of homes delivered in the year ended December 31, 2003 increased by 30.6% to 162 from 124 homes in the year ended December 31, 2002. Average per settlement revenue increased by approximately $66,000 to $303,000 for the year ended December 31, 2003 as compared to $237,000 for the year ended December 31, 2002. Home building revenues increased by $19.7 million, or 67.0%, to $49.0 million for the year ended December 31, 2003 as compared to $29.4 million for the year ended December 31, 2002. Total revenue increased $20.8 million to $55.5 million for the year ended December 31, 2003 as compared to $34.8 million in the year ended December 31, 2002. The increase in deliveries and revenue from December 31, 2002 to December 31, 2003 are in large part attributable to the delivery in the quarter ended December 31, 2003 of homes sold during the quarters ended June 30, 2003 and September 30, 2003. Significant price appreciation in the Washington, D.C. market also led to increases in revenues during the year ended December 31, 2003. The addition of single-family homes at Blooms Mill and the conversion into revenue of the increases in order prices at Wescott Ridge Condominiums, where average settlement revenue increased approximately $25,660, increased settlement revenue during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Cost of sales and selling, general and administrative expenses.

Cost of sales for the year ended December 31, 2003 increased $15.0 million, or 55.7%, to $41.8 million, or 75.2% of revenue, as compared to $26.8 million, or 77.2% of revenue, for the year ended December 31, 2002. The two percentage point change in cost of sales as a percentage of home building revenues is attributable to the sale of finished lots during 2003. Increases in total cost of sales are primarily attributable to an increase in settlements during the year ended December 31, 2003 and the associated capitalized costs of sales of those settlements that were expensed during the year ended December 31, 2003 as cost of sales. Since costs associated with development and construction are capitalized into real estate held for development and resale as incurred and released pro rata as units and/or finished lots settle, cost of sales is directly related to revenue. As such, higher settlement revenues for the year ended December 31, 2003 resulted in an increased cost of sales. Extended construction and development periods resulting from severe weather during the second half of the year ended December 31, 2003 contributed to increased carrying costs on the homes and lots that were settled during the year ended December 31, 2003. In addition, the competition for skilled labor and subcontractors increased during the year ended December 31, 2003 causing an increase in per unit labor costs. Price appreciation in the market was sufficient, however, to offset these increases.

Selling, general and administrative costs for the year ended December 31, 2003 increased $2.0 million to $5.7 million from $3.7 million for the year ended December 31, 2002. This increase was the result of additional staffing costs of $300,000 to support our growth, increased marketing expenses of $800,000, and general inflation with respect to the goods and services of $900,000. As a percentage of revenue, selling, general and administrative expenses decreased to 10.3% during the year ended December 31, 2003 from 10.7% during the year ended December 31, 2002.

Operating income.

Our operating income for the year ended December 31, 2003 increased $3.8 million to $8.1 million as compared to $4.2 million for the year ended December 31, 2002. Our operating margin for the year ended

December 31, 2003 was 14.6% compared with 12.1% for the year ended December 31, 2002. The increase in operating margin in spite of increased cost of sales is attributable to selling, general and administrative expenses that did not experience a similar increase as a percentage of revenue during the year ended December 31, 2003. The increase in margin resulted in large part from leverage gains in our fixed cost structure, increased deliveries and price appreciation.

Income before minority interest.

Our income before minority interest increased by $3.9 million, or 93.0%, to $8.1 million for the year ended December 31, 2003 as compared to $4.2 million for the year ended December 31, 2002. Net margins as a percentage of revenues increased by 2.5% to 14.6% for the year ended December 31, 2003 from 12.1% for the year ended December 31, 2002. This increase is primarily attributable to the selling, general and administrative expenses that increased but did not increase pro rata to revenue growth during the year ended December 31, 2003. As a result, income increased due to leverage gains in our fixed price structure, increased deliveries and price appreciation.

Other (income) expense, net.

Other (income) expense, net increased by $54,000 to a net income of $44,000 for the year ended December 31, 2003 as compared to a net expense of $10,000 for the year ended December 31, 2002. Other (income) expense net is primarily comprised of miscellaneous items including financing fees and fees from the rental of model homes to mortgage brokers.

Minority interest.

Minority interest increased by $1.6 million, or 250%, to $2.3 million for the year ended December 31, 2003 as compared to $664,000 for the year ended December 31, 2002. This increase is primarily the result of increased income to the minority shareholders in Comstock Investors VI, L.C. of $1.0 million and Comstock Investors V, L.C. of $400,000.

Liquidity and Capital Resources

We require capital to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include engineering, entitlement, architecture, site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings, operations which include the sale of constructed homes and finished lots, and the sale of equity securities. Our currently owned and controlled inventory of home sites will require substantial capital to develop and construct.

In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. Our overall borrowing capacity may be constrained by loan covenants which limit the ratio of our total liabilities to our total equity. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital than would be required if we built each project with long-term amortizing debt. At December 31, 2004, we had approximately $64.5 million of equity financing, $89.3 million of debt financing (including our distribution payable to our pre-initial public offering stockholders) and $75.1 million of cash. As discussed in more detail below, we believe that funds generated from the sale of our equity securities, operations and borrowings under our credit facilities will provide us with sufficient capital to meet our existing and expected capital needs.

Limited Liability Companies and Minority Interest Members

Since 1999, we have formed several LLCs in which there were minority interests to fund one or more developments. At December 31, 2004, we were the managing member of two active minority-interest LLCs (Comstock North Carolina, LLC and Comstock Investors V, L.C.) that had provided significant capital to our operation. These two active minority-interest LLCs have collectively generated approximately $2.5 million of equity financing for us. The terms of the operating agreements of our minority-interest LLCs vary by LLC but they generally include the following characteristics:

•       We are the managing member;

•       Priority members (the minority members) receive priority with respect to cash distributions until such time as they have received a pre-determined return, which ranges from 20% to 30%;

•       After the return has been achieved we share in the profits of the partnership with interests ranging from 67% to 87%;

•       The managing member may not use the funds of the LLC for developments other than those stipulated in the operating agreement without the approval of a majority of the members;

•       We have the right, triggered by a restructuring of our operational structure, to repurchase the minority interest in the LLC at a pre-determined rate of return, which ranges from 25% to 30%;

•       Other than as allowed in the operating agreement, funds may not be loaned to other entities; and

•       These LLCs are consolidated within our financial statements for reporting purposes.

As of December 31, 2004, we have paid approximately $8 million out of the proceeds of our initial public offering to purchase all of the outstanding minority membership interests in these minority-interest LLCs.

Credit Facilities

At December 31, 2004, we had approximately $137 million available under existing secured revolving development and construction loans for planned construction and development expenditures. A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 300 to 600 basis points over the LIBOR rate and 50 to 100 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At December 31, 2004, the one-month LIBOR and prime rates of interest were 2.39% and 5.25%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 4.95% to 7.25%. For information regarding risks associated with our level of debt and changes in interest rates, see “Business-Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

We have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities. While the loan agreements relating to these various facilities contain certain covenants, they generally contain few, if any, material financial covenants. Typically, our loan agreements contain covenants requiring us to:

•       obtain agreements of sale for a specified number of homes within a specified time period, with the number of homes and time period varying by project;

•       in the case of facilities entered into directly by our project-based subsidiaries, maintain minimum equity levels, typically in the range of 10% to 20% of the project’s cost;

•       in the case of facilities entered into directly by us, maintain minimum tangible net worth levels, typically in the range of $3.0 million to $5.0 million, and minimum leverage ratios, typically of five-to-one or less;

•       maintain control of any subsidiary that is a party to the applicable loan agreement;

•       complete any construction which is the subject of the loan agreement without significant delay and in accordance with the approved plan;

•       notify the lender immediately if we receive a claim of material lien with respect to any services, labor or material furnished in connection with applicable construction, and to remove any such lien within a specified number of days after the date the lien was filed;

•       maintain certain minimum levels of insurance;

•       provide inventory status reports and financial statements and other inventory and financial information periodically and as reasonably requested by the lender;

•       furnish the lender with copies of all notices received by us claiming any breach or potential breach of any contracts related to the construction, claiming or asserting a right to a lien for work performed or materials provided in connection with construction, or from any governmental authority asserting that the land or construction which is the subject of the loan agreements may or does violate any law or regulations;

•       not enter into leases affecting the land or the construction which is the subject of the applicable loan agreements without the prior written consent of the lender;

•       not obtain subordinate financing on the land, construction or other property granted as security under applicable loan agreements without the prior approval of the lender; and

•       not sell or otherwise dispose of any of the land or the construction other than in the normal course of the business of the project subject to applicable loan agreements.

As of December 31, 2004, we were in compliance with the financial covenants set forth in our loan agreements.

In order to obtain some of our current credit facilities, which were entered into in some cases by us and in other cases by our project-based subsidiaries, we were generally required to obtain guaranties by one or more of the now-consolidated primary holding companies as well as Christopher Clemente, our Chief Executive Officer, and Gregory Benson, our President and Chief Operating Officer, in their personal capacities. At December 31, 2004, such parties guaranteed approximately $63.1 million under our credit facilities. In connection with the consolidation of our operations, we intend to replace the guarantees provided by Messrs. Clemente and Benson with guarantees provided by the Company.

From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of December 31, 2004, the annual rate of interest on these facilities ranged from 12% to 14%. At December 31, 2004, we had approximately $13.6 million outstanding under these subordinate and unsecured facilities. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.

We are considering replacing our credit facilities with one or more larger facilities, which may reduce our aggregate debt financing costs. We would be the borrower and primary obligor under this larger facility or facilities, and we anticipate the indebtedness will be secured, nonrecourse and based on an available borrowing base.

Cash Flow

Net cash provided by/(used in) operating activities was $11.1 million for the year ended December 31, 2004, $(32.4 million) for the year ended December 31, 2003 and $(7.9 million) for the year ended December 31, 2002. In 2004, the primary source of the increase in cash from operating activities was attributable to increases in net income and accounts payable which were only partially offset by increased investments in real estate held for development and sale. In 2003, the primary source of the decrease in cash from operating activities was attributable to increased investment in real estate held for development and sale which was offset by minority interest investment and an increase in accounts payable and accrued liabilities. In 2002, the primary source of the decrease in cash from operating activities was attributable to increased investment in real estate held for development and sale which was offset by minority interest investment and an increase in accounts payable and accrued liabilities.

Net cash provided by/(used in) investing activities was $1.0 million for the year ended December 31, 2004, $67,000 for the year ended December 31, 2003 and $(1.1 million) for the year ended December 31, 2002. In 2004, the primary source of the increase in cash from investing activities was attributable cash received from the acquisition of Comstock Service (as discussed in Note 2 and Note 4 of the accompanying consolidated financial statements). In 2003, the primary source of the increase in cash from investing activities was attributable distributions from real estate partnerships. In 2002 the primary source of the decrease in cash from investing activities was attributable to an investment in a real estate partnership.

Net cash provided by/(used in) by financing activities was $38.3 million for the year ended December 31, 2004, $40.8 million for the year ended December 31, 2003 and $10.6 million for the year ended December 31, 2002. The primary source of the increases in cash from financing activities for the period ended December 31, 2004 was attributable to net proceeds received from the Company’s initial public offering which were partially offset by distributions paid to stockholders. The primary source of the increases in cash from financing activities for the periods ended December 31, 2003 and December 31, 2002 were the proceeds from notes payable and contributions from minority interest shareholders.

Material Acquisitions

In December 2003, we purchased approximately 4.5 acres of unimproved land in Arlington, Virginia, which is expected to yield approximately 470 condominium units and 80,000 square feet of retail space. Our purchase price was approximately $21.5 million. The estimated project cost for this development is $160 million. We entered into a new senior construction credit facility for this project in the estimated amount of $119.3 million and a mezzanine credit facility of approximately $28.2 million.

In November 2004 we entered into an option contract to purchase 424 completed rental apartments in Fairfax, Virginia for the purpose of converting them to for-sale condominiums. Our purchase price is approximately $75 million with anticipated construction costs for upgrades of approximately $12 million. Upon closing in February 2005 we entered into a new senior acquisition and construction facility for this project.

In December 2004 we entered into an option contract to purchase 103 completed rental apartments in Loudon County, Virginia for the purpose of converting them to for-sale condominiums. Our purchase price is approximately $17 million with anticipated construction costs for upgrades of approximately $5 million. Upon closing in March 2005 we intend to enter into a new senior acquisition and construction facility for this project.

Contractual Obligations and Commercial Commitments

In addition to the above financing arrangements, we have commitments under certain contractual arrangements to make future payments for goods and services. These commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to such firm commitments are not reflected as assets or liabilities on the consolidated balance sheet. The following table summarizes our contractual and other obligations at December 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Notes payable	$80,523	$33,430	$47,093	$—	$—
Operating leases	$3,142	$647	$1,938	$557	$—
Total	$83,665	$34,077	$49,031	$557	$—

Notes payable have an undefined repayment due date and are typically due and payable as homes are settled.

We are not an obligor under, or guarantor of, any indebtedness of any party other than for obligations entered into by the subsidiaries of one of the now-consolidated primary holding companies.

We have no off-balance sheet arrangements except for the operating leases described above.

As discussed in Note 3 in the accompanying consolidated financial statements as of December 31, 2004, the Company has posted aggregate non-refundable deposits of $4.2 million on $119 million worth of land purchase options.

Seasonality and Weather

Our business is affected by seasonality with respect to orders and deliveries. In the markets in which we operate, the primary selling seasons are from January through May as well as September and October. Orders in other months typically are lower. In addition, the markets in which we operate are four-season markets that experience significant periods of rain and snow. Construction cycles and efforts are often adversely affected by severe weather.

Inflation

Inflation can have a significant impact on our business performance and the home building industry in general. Rising costs of land, transportation costs, utility costs, materials, labor, overhead, administrative costs and interest rates on floating credit facilities can adversely affect our business performance. In addition, rising costs of certain items, such as lumber, can adversely affect the expected profitability of our backlog. Generally, we have been able to recover any increases in costs through increased selling prices. However, there is no assurance we will be able to increase selling prices in the future to cover the effects of inflation and other cost increases.

New Accounting Pronouncements

Consolidation of variable interest entities.

We typically acquire land for development at market prices from various entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the land under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is typically limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreement. As a result, none of the creditors of any of the entities with which we enter into forward fixed price purchase agreements have recourse to the general credit of the Company. We also do not share in an allocation of either the profit earned or loss incurred by any of these entities with which we enter fixed price purchase agreements.

We have concluded that whenever we option land or lots from an entity and pay a significant nonrefundable deposit as described above, a variable interest entity is created under the provisions of FIN 46-R. This is because we have been deemed to have provided subordinated financial support, which refers to variable interest that will absorb some or all of an entity’s expected theoretical losses if they occur. We therefore examine the entities with which we enter into fixed price purchase agreements, for possible consolidation by us under FIN 46-R. This requires us to compute expected losses and expected residual returns based on the probability of future cash flows as outlined in FIN 46-R. This calculation requires substantial management judgments and estimates. In addition, because we do not have any contractual or ownership interests in the entities with which we contract to buy the land, we do not have the ability to compel these development entities to provide financial or other data to assist us in the performance of the primary beneficiary evaluation.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of December 31, 2004, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $680,000 in a fiscal year, a significant portion of which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price option contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

Item 8.   Financial Statements and Supplementary Data

Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2004. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

Subsequent to the date of that evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses. As part of our upcoming compliance obligation under Section 404 of the Sarbanes-Oxley Act we are in the process of evaluating and documenting our internal control structure. We expect to introduce changes to our control structures but we do not expect these changes to have a significant impact on our financial statements.

Limitations on the Effectiveness of Controls

We do not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005

Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business—Executive Officers” of this report.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

PART IV

Item 15.                 Exhibit and Financial Statement Schedules

(a)    Financial Statements

(1)          Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2)   Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated and combined financial statements or notes thereto.

(b)    Exhibits

Exhibit Number	Exhibit
3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws.
4.1(4)	Specimen Stock Certificate
10.1(1)	Lease Agreement, dated as of April 30, 2002, with Comstock Partners, L.C.
10.2(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.
10.3(3)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.
10.4(2)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.
10.5(3)	Partial Assignment of Note, dated December 15, 2003, with Kasprowicz Family, LLC.
10.6(3)	Promissory Note, dated April 30, 2004, with Kasprowicz Family, LLC.
10.7(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia.

10.8(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan Agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia.
10.9(1)	Purchase Money Deed of Trust and Security Agreement, dated December 15, 2003, with Crescent Potomac Yard Development, LLC.
10.10*	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.
10.11*	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.
10.12*	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.
10.13(3)	Form of Indemnification Agreement.
10.14(3)

Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.15(3)

Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.16(3)	2004 Long-Term Incentive Compensation Plan.
10.17(3)	Form of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan.
10.18*	Form of Restircted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan
10.19(3)	Employee Stock Purchase Plan.
10.20(2)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC.
10.21*	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.
10.22*	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC
10.23*	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.
10.24(3)	Employment Agreement with Christopher Clemente.
10.25(3)	Employment Agreement with Gregory Benson.
10.26(3)	Employment Agreement with Bruce Labovitz.
10.27(3)	Confidentiality and Non-Competition Agreement with Christopher Clemente.
10.28(3)	Confidentiality and Non-Competition Agreement with Gregory Benson.
10.29(3)	Confidentiality and Non-Competition Agreement with Bruce Labovitz.
10.30*	Description of Arrangements with William Bensten
10.31*	Description of Arrangements with David Howell
10.32(3)	Trademark License Agreement.
10.33*	Purchase Agreement, dated November 12, 2004, with Comstock Asset Management, L.C.

14.1*	Code of Ethics
21.1*	List of subsidiaries.
24.1*	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, Chief Financial Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

(1)          Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 13, 2004 (No. 333-118193).

(2)          Incorporated by reference to an exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the Commission on October 1, 2004 (No. 333-118193).

(3)          Incorporated by reference to an exhibit to the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed with the Commission on December 7, 2004 (No. 333-118193).

(4)   Incorporated by reference to an exhibit to the Registrant’s Amendment No. 6 to the Registration Statement on Form S-1 filed with the Commission on December 9, 2004 (No. 333-118193).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.
Date: March 31, 2005	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2005
Christopher Clemente
/s/ GREGORY V. BENSON	President, Chief Operating Officer and Director	March 31, 2005
Gregory V. Benson
/s/ BRUCE J. LABOVITZ	Chief Financial Officer (Principal Financial Officer)	March 31, 2005
Bruce J. Labovitz
/s/ JASON PARIKH	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2005
Jason Parikh
/s/ BRUCE J. LABOVITZ *	Director	March 31, 2005
A. Clayton Perfall
/s/ BRUCE J. LABOVITZ *	Director	March 31, 2005
David M. Guernsey
/s/ BRUCE J. LABOVITZ *	Director	March 31, 2005
James A. MacCutcheon
/s/ BRUCE J. LABOVITZ *	Director	March 31, 2005
Gary L. Martin

*Pursuant to a power of attorney executed by the director.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Comstock Homebuilding Companies, Inc.:

In our opinion, the accompanying consolidated and combined balance sheets and the related consolidated and combined statements of income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Comstock Homebuilding Companies, Inc. (the “Company”) and the Comstock Companies (as defined in Note 1) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company adopted FIN 46-R, “Variable Interest Entities” and SFAS 123R, “Share Based Payment” on January 1, 2004.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 25, 2005

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2004	2003
		Predecessor
ASSETS
Cash and cash equivalents	$67,559	$17,160
Restricted cash	7,500	—
Receivables	239	1,938
Due from related parties	1,447	3,140
Real estate held for development and sale	104,326	65,272
Inventory not owned—variable interest entities	118,558	—
Property, plant and equipment	488	223
Investment in real estate partnerships	1,029	1,139
Deferred income tax	821	—
Other assets	2,540	1,312
TOTAL ASSETS	$304,507	$90,184
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$35,532	$10,454
Income taxes payable	290	—
Due to related parties	148	230
Obligations related to inventory not owned	114,333	—
Notes payable	65,684	51,923
Notes payable—related parties	10,944	9,139
Distribution payable	12,655	—
TOTAL LIABILITIES	239,586	71,746
Commitments and contingencies (Note 13)
Minority interest	2,695	11,413
SHAREHOLDERS’ EQUITY
Comstock Holding Company, Inc.
Common stock, $1 par value; 2,000 shares authorized, 1,279 shares issued and outstanding	—	1
Comstock Homes, Inc.
Common stock, $1 par value; 2,000 shares authorized, 1,279 shares issued and outstanding	—	1
Sunset Investment Corp., Inc.
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	—	1
Comstock Homebuilding Companies Inc.
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 9,162,484 issued and outstanding	92	—
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	—
Additional paid-in capital	75,510	1,493
Unearned compensation	(4,314)	—
Retained earnings (accumulated deficit)	(9,089)	5,529
TOTAL SHAREHOLDERS’ EQUITY	62,226	7,025
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$304,507	$90,184

The accompanying notes are an integral part of these consolidated and combined financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Amounts in thousands, except share data)

	Years ended December 31,
	2004	2003	2002
		PREDECESSOR
Revenues
Sale of real estate—homes	$87,003	$49,081	$29,397
Other revenue	9,042	6,440	5,355
Total revenue	96,045	55,521	34,752
Expenses
Cost of sales of real estate	57,339	36,620	22,102
Cost of sales of other	6,654	5,136	4,718
Selling, general and administrative	11,940	5,712	3,725
Operating income	20,112	8,053	4,207
Other expense (income), net	908	(44)	10
Income before minority interest and equity in earnings of real estate partnerships	19,204	8,097	4,197
Minority interest	5,260	2,297	664
Income before equity in earnings of real estate partnerships	13,944	5,800	3,533
Equity in earnings of real estate partnerships	118	139	51
Income before income taxes	14,062	5,939	3,584
Income tax provision (benefit)	(241)	—	—
Net income	$14,303	$5,939	$3,584
Basic earnings per share	$1.95	$0.84	$0.59
Basic weighted average shares outstanding	7,347	7,067	6,074
Dilutive earnings per share	$1.95	$0.84	$0.59
Dilutive weighted average shares outstanding	7,351	7,067	6,074

The accompanying notes are an integral part of these consolidated and combined financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common stock
	PREDECESSOR		Comstock Homebuilding Companies, Inc.				Additional		Retained
	The Comstock Companies		Class A		Class B		paid-in	Unearned	earnings
	Shares	Amount	Shares	Amount	Shares	Amount	capital	compensation	(deficit)	Total
Balance at December 31, 2001	2,558	$ 2		$		$	$ 307	$	$ 2,627	$ 2,936
Repurchase of shares	(68)	—					—		—	—
Stock compensation	68	—					77		—	77
Contributions	1,000	1					1,109		—	1,110
Distributions	—	—					—		(4,100)	(4,100)
Net income	—	—					—		3,584	3,584
Balance at December 31, 2002	3,558	3	—	—	—	—	1,493		2,111	3,607
Distributions	—	—					—		(2,521)	(2,521)
Net income	—	—					—		5,939	5,939
Balance at December 31, 2003	3,558	3	—	—	—	—	1,493	—	5,529	7,025
Distributions	—	—					—		(5,668)	(5,668)
Issuance of common stock in Homebuilding on June 7, 2004		—								—
Recapitalization by virtue of merger	(3,558)	(3)	4,333	43	2,733	27	4			71
Acquisition of Service on December 17, 2004							4,756			4,756
Issuance of common stock of Homebuilding on December 17, 2004 (less transaction costs)			3,960	40			56,012			56,052
Issuance of common stock—overallotment			594	6			8,833			8,839
Distribution following IPO									(23,253)	(23,253)
Issuance of restricted common stock			275	3			4,402	(4,405)		—
Stock-based compensation—restricted stock grants								91		91
Stock-based compensation—stock options							10			10
Net income	—	—					—		14,303	14,303
Balance at December 31, 2004	—	$ —	9,162	$ 92	2,733	$ 27	$ 75,510	$ (4,314)	$ (9,089)	$ 62,226

The accompanying notes are an integral part of these combined consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Amounts in thousands, except share data)

	Years Ended December 31,
	2004	2003	2002
		PREDECESSOR
Cash flows from operating activities:
Net income	$14,303	$5,939	$3,584
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	106	67	61
Loss on disposal of assets	1
Minority interest	5,260	2,297	664
Equity in earnings of real estate partnerships	(118)	(139)	(51)
Stock compensation	101	—	77
Deferred income tax	(531)	—	—
Changes in operating assets and liabilities:
Restricted cash	(7,500)	—	—
Receivables	2,107	(1,736)	402
Due from related parties	1,693	(1,832)	(564)
Real estate held for development and sale	(23,081)	(44,260)	(11,757)
Other assets	(5,428)	1,005	(1,057)
Accounts payable and accrued liabilities	24,025	6,237	825
Income tax payable	290
Due to related parties	(82)	(24)	(50)
Net cash provided by (used in) operating activities	11,146	(32,446)	(7,866)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(372)	(90)	(132)
Distributions from Investments in real estate partnerships	120	157	—
Investment in real estate partnerships	—	—	(1,000)
Acquisition of Service	1,215	—	—
Net cash provided (used in) by investing activities	963	67	(1,132)
Cash flows from financing activities:
Proceeds from notes payable	81,747	74,521	26,240
Proceeds from related party notes payable	4,646	6,300	2,839
Payments on notes payable	(78,716)	(37,782)	(21,218)
Payments on related party notes payable	(6,000)	—	—
Contribution from minority shareholders	—	2,000	7,592
Contributions received from shareholders	—	—	1,110
Distributions paid to minority shareholders	(14,181)	(1,674)	(1,856)
Distributions paid to shareholders	(14,168)	(2,521)	(4,100)
Proceeds from offering	64,962
Net cash provided by financing activities	38,290	40,844	10,607
Net increase in cash and cash equivalents	50,399	8,465	1,609
Cash and cash equivalents, beginning of period	17,160	8,695	7,086
Cash and cash equivalents, end of period	$67,559	$17,160	$8,695
Supplemental information of noncash activites
Amounts owed for real estate acquired via deferred purchase agreements (Note 10)	$873	$1,128	$308
Supplemental Cash Flow Data
Interest paid (net of amounts capitalized)	$378	$8	$12

The accompanying notes are an integral part of these consolidated and combined financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands)

1.   ORGANIZATION

Comstock Companies, Inc. (the “Company”) was incorporated on May 24, 2004 as a Delaware corporation. On June 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc.

On December 17, 2004 as a result of completing its initial public offering (“IPO”) of its Class A Common Stock, the Company acquired 100% of the outstanding capital stock of Comstock Holding Company, Inc. and subsidiaries (“Comstock Holdings”) by merger, which followed a consolidation that took place immediately prior to the closing of the IPO (the “Consolidation”). The Consolidation was effected through the mergers of Sunset Investment Corp., Inc. and subsidiaries and Comstock Homes, Inc. and subsidiaries and Comstock Service Corp., Inc and subsidiaries (“Comstock service”) with and into Comstock Holdings. Pursuant to the terms of the merger agreement, shares of Comstock Holdings were canceled and replaced by 4,333 and 2,734 shares Class A and B Common Stock of the Company respectively. Both Class A and B Common Stock shares bear the same economic rights. However for voting purposes, Class A stock holders are entitled to one vote for each share held while Class B stock holders are entitled to fifteen votes for each share held.

The mergers of Sunset Investment Corp., Inc. and subsidiaries and Comstock Homes, Inc. and subsidiaries with and into Comstock Holdings (collectively “The Comstock Companies” or “Predecessor”) and the Company’s acquisition of Comstock Holdings was accounted for using the Comstock Companies’ historical carrying values of accounting as these mergers were not deemed to be substantive exchanges. The merger of Comstock Service was accounted using the purchase method of accounting (see Note 2) as this was deemed to be a substantive exchange due to the disparity in ownership.

The Predecessor is not a legal entity but rather a combination of entities that have a high degree of common ownership, common management, and common corporate governance that resulted in substantially the same ownership as the Comstock Companies before and after the transaction, and therefore these combined financial statements present the combined historical operations of the Company.

As a result of the IPO, the Company sold 3,960 Class A Common Shares at $16.00 per share, raising proceeds net of the underwriting discount, of approximately $56.0 million.

On December 28, 2004, pursuant to the underwriters’ exercise of their over-allotment option, the Company sold an additional 594 shares resulting in additional proceeds net of underwriting discount, of approximately $8.8 million. As of December 31, 2004, the Company had used approximately $19 million of the $64.9 million in net proceeds from the IPO to (i) repay certain indebtedness (approximately $2.5 million); (ii) pay our stockholders, prior to the offering, amounts owed for undistributed tax partnership profits (approximately $8.5 million); and (iii) purchase outstanding minority membership interests in certain of our subsidiaries (approximately $8.0 million).

Our common stock is traded on the NASDAQ National market under the symbol “CHCI”. We have no public trading history prior to December 14, 2004.

For purposes of identification and description, we are referred to as the “Predecessor” for the period prior to the IPO, the Company for the period subsequent to the IPO, and “we,” “us,” and “our” for both periods.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

The Company develops, builds and markets single-family homes, townhouses and condominiums in the Washington D.C. and North Carolina metropolitan markets. The Company also provides certain management and administrative support services to certain related parties.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting principles and practices used in the preparation of the consolidated and combined financial statements is as follows:

Basis of Presentation

As discussed in Note 1, the Company and the Predecessor effected the Consolidation on December 17, 2004. The Company and the Predecessor were entities that had a high degree of common ownership, common management, and common corporate governance as they were owned by the same individuals each holding substantially the same ownership. As a result, the Company has determined that, based on the high degree of common ownership that resulted in substantially the same ownership interests before and after the transaction, the common nature of the businesses, the long-term business relationships between the companies and other related factors, the exchange lacked substance and therefore, they accounted for the Consolidation on a historical cost basis in accordance with FASB Technical Bulletin (FTB 85-5, “Issues Related to Accounting of Business Combination.”) Further,  SFAS 141 “Business Combinations” states that, in transactions between parties under common control, the receiving entity should account for the assets and liabilities received at their historical carrying values. Additionally, such transfers should be accounted for by the receiving entity as of the beginning of the period in which the transaction occurs. Accordingly, the Company has reflected the assets and liabilities acquired in the transaction at their historical carrying values and the results of operations are presented as if the transaction occurred on January 1, 2004. The accompanying combined balance sheet as of December 31, 2003 and the combined statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002 are those of the Predecessor.

As further discussed in Note 4, the Predecessor merged with Comstock Service on December 17, 2004. Due to a disparity in ownership as compared to the other entities which comprised the Predecessor, Comstock Service was not under common control with the Predecessor and as such the consolidation transaction was considered a substantive exchange. Accordingly, the Company has accounted for the consolidation of Comstock Service as an acquisition using the purchase method of accounting as required by SFAS 141. As a result, the assets and liabilities acquired have been recorded at the fair values in the accompanying financial statements on the date of the transaction. No goodwill was recognized in connection with this transaction.

Principles of consolidation

The consolidated and combined financial statements include all controlled subsidiaries. In addition, the Company reviews its relationships with other entities to assess if the Company is the primary beneficiary of a variable interest entity. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated. See the “Recent accounting pronouncements” section of this Note and Note 3 for additional discussion on the consolidation of variable interest entities. All material inter-company balances and transactions are eliminated in consolidation.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and short-term investments with maturities when purchased of three months or less. At times, the Company may have deposits with institutions in excess of federally insured limits. Banking institutions with which the Company does business are considered credit worthy; therefore, credit risk associated with cash and cash equivalents is considered low. At December 31, 2004, the Company had restrictedcash of $7,500, which primarily includes certain customer deposits related to home sales.

Receivables

Receivables include amounts in transit or due from title and settlement companies for residential property closings. The Company has determined that no allowance for uncollectibility is required at December 31, 2004 and 2003 based on a review of the individual accounts.

Real estate held for development and sale

Real estate held for development and sale includes land, land development costs, interest and other construction costs and is stated at cost or, when circumstances or events indicate that the real estate held for development or sale is impaired, at estimated fair value.

Land, land development and indirect land development costs are accumulated by specific area and allocated to various lots or housing units using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of prepaid local government fees and capitalized interest and real estate taxes. Selling costs are expensed as incurred.

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to estimated fair value is recorded when the carrying value of the property exceeds its estimated fair value. These evaluations are made on a property-by-property basis. The Company assesses the impairment of real estate assets whenever events or changes in circumstances indicate that the net book value may not be recoverable.

Capitalized interest and real estate taxes

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate held for development and sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate held for development and sale are expensed as a component of cost of sales as related units are sold.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

The following table is a summary of interest incurred and capitalized:

	Years Ended December 31,
	2004	2003	2002
Total interest incurred	$4,686	$1,944	$739
Beginning interest capitalized	$1,428	$586	$468
Plus: Interest incurred on notes payable	2,847	1,782	550
Plus: Interest incurred on related party notes payable	1,461	154	177
Less: Interest expensed as a component of cost of sales	(1,212)	(1,094)	(609)
Ending interest capitalized	$4,524	$1,428	$586

Environmental remediation costs

Development and sale of real estate property creates a potential for environmental liability. Environmental costs relating to land and properties under development are capitalized and charged to cost of sales when sold. Environmental costs incurred in connection with properties previously sold are expensed in the period when identified.

Property, plant, and equipment

Property, plant, and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over their estimated useful lives as follows:

Furniture and equipment	7 years
Computer equipment	3 years
Office equipment	7 years

Provisions for impairment are recorded when estimated future cash flows from operations and projected sales proceeds are less than the net carrying value. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their separate accounts and any gain or loss on sale is reflected in operations. Expenditures for maintenance and repairs are charged to expense as incurred.

Investment in real estate partnerships

Real estate partnerships in which the Company has significant influence and is not the primary beneficiary under FIN 46, but less than a controlling interest, are accounted for under the equity method. Under the equity method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings and losses. Distributions received reduce the carrying amount of the investment.

Warranty reserve

Warranty reserves for houses sold are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period. Since the Company

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Years Ended December 31,
	2004	2003	2002
Balance at beginning of period	$541	$460	$615
Additions(1)	823	344	214
Releases and/or charges incurred	(448)	(263)	(369)
Balance at end of period	$916	$541	$460

(1)   Includes $147 in net additions as a result of the acquisition of Comstock Service as previously discussed in Note 1.

Minority interest

Minority interest reflects third parties’ ownership interest in entities the Company has consolidated. Also included in minority interest is the estimated fair value of all third-party interests in our consolidated variable interest entities, which are described in Note 3.

Revenue recognition

The Company recognizes revenues and related profits from the sale of residential properties and finished lots when closing has occurred, full payment has been received, title and possession of the property transfer to the buyer and the Company has no significant continuing involvement in the property.

Other revenues are derived from management and administrative support services provided to related parties, which are recognized as the services are provided.

Advertising costs

The total amount of advertising costs charged to general, selling and administrative expense was $863, $391, and $413 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock compensation

As discussed in Note 14, the Company currently sponsors stock option plans and restricted stock award plans. Prior to December 14, 2004, the Company did not sponsor any such plans. Effective January 1, 2004, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant.

Income taxes

Prior to December 17, 2004 the Predecessor Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code and therefore was not subject to income taxes. Taxable income or loss was passed through and reported by the individual shareholders. Subsequent to the Consolidation the company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with SFAS 109 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31
	2004	2003	2002
Basic earnings per share
Net Income	$14,303	$5,939	$3,584
Basic weighted-average shares outstanding	7,347	7,067	6,074
Per share amounts	$1.95	$0.84	$0.59
Dilutive Earnings Per Share
Net Income	$14,303	$5,939	$3,584
Basic weighted-average shares outstanding	7,347	7,067	6,074
Stock options and restricted stock grants	4	—	—
Dilutive weighted-average shares outstanding	7,351	7,067	6,074
Per share amounts	$1.95	$0.84	$0.59

Shares issued to the owners of the Predecessor in exchange for their interests in connection with the Consolidation have been reflected in weighted average shares as of the beginning of the earliest period presented.

Comprehensive income

For the years ended December 31, 2004, 2003, and 2002, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying combined consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

Segment reporting

Since the Company operates primarily in a single extended geographical market with similar products at its various development projects, it is considered to represent a single reportable segment for financial reporting purposes.

Use of estimates

The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes amounts. Actual results could differ from those estimates. Material estimates are utilized in the valuation of real estate held for development and sale, capitalization of costs, consolidation of variable interest entities and warranty reserves.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and applies to all awards granted, modified, repurchased or cancelled after the effective date, and all outstanding portions of awards granted prior to the effective date which are unvested as the effective date of the pronouncement. Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective application. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company adopted SFAS 123R prospectively on January 1, 2004. Prior to December 17, 2004 the Company had no share based payment transaction.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. A variable interest entity is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

variability of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s assets, exclusive of variable interests. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest.

In December 2003, the FASB issued a revision of FIN 46 (“FIN 46-R”), clarifying certain provisions of FIN 46. The Company adopted the provisions of FIN 46-R on February 1, 2003 to the extent that they related to variable interest entities created on or after that date. For variable interest entities created before January 31, 2003, FIN46-R was deferred to the end of the first interim or annual period ending after March 15, 2004. The Company fully adopted FIN 46-R effective March 31, 2004. Based on the provisions of FIN 46-R, the Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit, a variable interest entity is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each variable interest entity created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46-R. If the Company is deemed to be the primary beneficiary of the variable interest entity it will consolidate the variable interest entity on its balance sheet. See Note 3.

In December 2004, the FASB issued Staff Position SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP SFAS 109-1”). The American Jobs Creation Act of 2004 (the “Act”), which was signed into law on October 22, 2004, provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company does not expect the phase in of this new deduction to result in a significant impact in the effective tax rate for fiscal years 2005 and 2006 based on current earnings levels. However, due to the lack of clarification regarding certain aspects of the Act, the Company is still evaluating the overall impact of the Act on the Company’s earnings forecast. Under the guidance in FSP SFAS 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

3.   CONSOLIDATION OF VARIABLE INTEREST ENTITIES

The Company typically acquires land for development at market prices from various entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if the Company fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts. The Company may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the land under contract. The Company’s sole legal obligation and economic loss for failure to perform under these purchase agreements is typically limited to the amount of the deposit pursuant to the liquidated damages provision contained within the purchase agreement. As a result, none of the creditors of any of the entities with which the Company enters into forward fixed price purchase agreements have recourse to the general credit of the Company. The Company also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company enters fixed price purchase agreements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of FIN 46-R (see recent accounting pronouncement in Note 2). This is because the Company has been deemed to have provided subordinated financial support, which refers to variable interest that will absorb some or all of an entity’s expected theoretical losses if they occur. The Company therefore examines the entities with which the Company enters into fixed price purchase agreements, for possible consolidation by the Company under FIN 46-R. This requires the Company to compute expected losses and expected residual returns based on the probability of future cash flows as outlined in FIN 46-R. This calculation requires substantial management judgments and estimates. In addition, because the Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land, the Company does not have the ability to compel these development entities to provide financial or other data to assist the Company in the performance of the primary beneficiary evaluation.

The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of five of those entities. As a result, at December 31, 2004, the Company has consolidated these entities in the accompanying combined and consolidated balance sheet. The effect of the consolidation at December 31, 2004 was the inclusion of $118,558 in “Inventory not owned—Variable Interest Entities” with a corresponding inclusion of $114,333 (net of land deposits paid of $4,225) to “Obligations related to inventory not owned.” Creditors, if any, of these Variable Interest Entities have no recourse against the Company.

4.   ACQUISITIONS

As discussed in Note 1, the Company on December 17, 2004, merged Comstock Service into Comstock Holdings. The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date.

Pursuant to the terms of the purchase agreement, shares of Comstock Service were canceled and replaced by shares of Comstock Holding. (As discussed in Note 1)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	1,216
Notes receivable	2,506
Real estate held for development and sale	19,338
Other assets	25
Total assets acquired	23,085
Less: Accounts payable	(1,052)
Less: Notes payable	(13,889)
Less: Minority interest	(2,717)
Less: Other liabilities	(671)
Net assets acquired	$4,756

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

Additionally, in 2004, the Company purchased certain noncontrolling minority interests in its consolidated subsidiaries for a total of $900. The net excess of the fair value over the book value of $226 was allocated to the related subsidiary’s assets, primarily work in process.

The selected unaudited pro forma consolidated information for the years ended December 31, 2004 and 2003, determined as if the acquisition, described above, had occurred on January 1, of each year as follows:

	Proforma (unaudited) Years ended December 31,
	2004	2003
Revenues	$102,135	$62,359
Operating income	19,456	8,695
Other (income) expense, net	1,018	(70)
Income before minority interest and equity in earnings of real estate partnerships	18,438	8,765
Minority interest	5,157	3,713
Income before equity in earnings of real estate partnerships	13,281	5,052
Equity in earnings of real estate partnerships	118	139
Net Income before income taxes	$13,399	$5,191

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired business been combined during the specified periods.

5.   REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale consists of the following:

	December 31,
	2004	2003
Land and land development costs	$65,545	$48,459
Cost of construction (including capitalized interest and real estate taxes)	38,781	16,261
Homes held for resale (model homes)	—	552
	$104,326	$65,272

6.   PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	December 31,
	2004	2003
Computer equipment	$498	$318
Furniture and fixtures	152	89
Office equipment	271	165
	921	572
Less: accumulated depreciation	433	349
	$488	$223

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

Depreciation expense, included in “Selling, general, and administrative” in the consolidated and combined financial statements of operations, amounted to $106, $67 and $61 for the years ended December 31, 2004, 2003 and 2002, respectively.

7.   INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Investments in real estate partnerships accounted for using the equity method are comprised of the following:

	December 31,
	2004	2003
TCG Fund I, L.C.(1)	$1,029	$1,029
Comstock North Carolina, L.L.C.(2)	—	110
North Shore Investors, LLC (3)	—	—
	$1,029	$1,139

(1)          TCG Fund I, L.C. (“Fund I”)—During 2002, the Predecessor made a $1,000 investment in Fund I. Under the terms of the investment, the Company has a 9.58% member interest in Fund I and a 33.18% interest in the Loan Class of Fund I. Fund I provides funds for real estate projects being developed, managed or built by entities in which the Company has an interest. For the years ended December 31, 2004, 2003, and 2002 the Company recorded earnings of $120, $120, $65 respectively. The Company received distributions of $120, $156 and $0 during the year ended December 31, 2004, 2003, 2002, respectively.

(2)          Comstock North Carolina, L.L.C. (“Comstock North Carolina”)—Prior to the acquisition of Comstock Service on December 17, 2004 as discussed in Note 1, the Predecessor had a 1.35% member interest in Comstock North Carolina, an entity formed to acquire developed residential lots and constructed single-family and townhouse units through subsidiary entities. The remaining 98.65% of member interests are held by 18 individual investors, including Comstock Service acting as general partner and owning a 75% member interest. For the years ended December 31, 2004, 2003 and 2002 the Company recorded earnings (losses) of $2, $19, and $(14), respectively. The Company has not received any distributions during the years ended December 31, 2004 and 2003. On December 17, 2004 as a result of the acquisition of Comstock Service, the Company acquired the controling interest in Comstock North Carolina and accordingly now consolidates this investee.

(3)          Prior to the Company’s acquisition of Comstock Service as discussed in Note 1, Comstock Service in 2001, had invested $41 in North Shore Investors, LLC for a 50% ownership interest. North Shore Investors, LLC was formed to acquire and develop residential lots and construct single family and townhouse units. In 2002, as a result of recognizing its share of net losses incurred by North Shore Investors, LLC, the Comstock Service reduced its investment in North Shore Investors, LLC, to $0. As of December 31, 2004 the Company had not received dividends from North Shore Investors, LLC.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

The condensed combined balance sheets and the statements of operations for the real estate property partnerships accounted for using the equity method are as follows:

Condensed Combined Balance Sheets (unaudited)

	December 31,
	2004	2003
Real estate held for development and sale	$10,556	$8,575
Other assets	4,037	11,780
Total assets	$14,593	$20,355
Mortgage notes payable	$10,659	$5,577
Notes payable to related parties	1,432	606
Other liabilities	181	1,330
Total liabilities	12,272	7,513
Partners’ capital	2,321	12,842
Total liabilities and partners’ capital	$14,593	$20,355

Condensed Combined Statements of Operations (unaudited)

	Years Ended December 31,
	2004	2003	2002
Revenues	$22,157	$11,349	$12,225
Operating income (loss)	4,573	1,691	(832)
Other (income) and expense	99	21	32
Net income (loss)	4,474	1,670	(864)
Company’s share of net income (loss)	$118	$139	$51

8.   OTHER ASSETS

Other assets consist of the following:

	December 31,
	2004	2003
Contract land deposits	$630	$380
Restricted escrow deposits	776	431
Other	1,134	501
	$2,540	$1,312

9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2004	2003
Trade payables	$15,317	$7,418
Warranty	916	541
Customer deposits	16,678	1,263
Other	2,620	1,232
	$35,531	$10,454

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

10.   NOTES PAYABLE

The Company has outstanding borrowings with various financial institutions and other lenders which have been used to finance the acquisition, development, and construction of real estate property. Notes payable consist of the following:

	2004	2003
Notes payable to non-related parties
Shared construction and development loans with approximately $136,760 available to be drawn for planned development expenditures, with monthly interest payments ranging from prime + 0.5% to prime +2% (5.75% to 7.25% and 4.50% to 6.58% for years ended December 31, 2004 and 2003, respectively)	$63,071	$33,567
Interest bearing deferred purchase money deed of trust note issued in exchange for land, with interest at a rate of 5.39%. The note matures in December 2005	1,512	—
Acquisition loan facility of $16,000 with monthly interest only payments at the 30 day LIBOR rate + 3% (4.12% and 4.95% at December 31, 2003 and November 2004 maturity)	—	16,000
Subordinated second trust loans of $1,000 and $228 with monthly interest only payments of 18% and 14%, respectively. The remaining note matures in February 2007	228	1,228
Non-interest bearing deferred purchase money notes issued in exchange for land	873	1,128
	65,684	51,923
Notes payable to related parties
Subordinated second trust loans of $300 with monthly interest and $6,000 with quarterly interest only payments of 14% and 18% respectively. The notes mature in October 2004 and February 2007, respectively	300	6,300
Note payable of up to $5,000 with quarterly interest only payments of 12% per annum maturing in April 2007	2,500	—
Note payable of $2,400 with monthly interest only payments of 12% per annum maturing in July 2005	2,400	—
Note payable to TCG Fund I LC, an equity method investee for a loan up to $4,000 with interest only payments at 12% per annum maturing in June 2006. At December 31, 2002, 2003 and 2004 the accrued interest on the note is $185, $90 and $106, respectively	3,323	2,839
Note payable to TCG Debt Fund II LC, a related party due to common ownership, for a loan up to $2,600 with interest only payments at 12% per annum maturing in September 2007. At December 31, 2004 the accrued interest on the note is $49	2,421	—
	$76,628	$61,062

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

Maturities with respect to all notes payable as of December 31, 2004 are as follows:

Years ending December 31,
2005	$30,976
2006	$17,566
2007	$28,086
$76,628

For the years ended December 31, 2004, 2003 and 2002, aggregate debt had a weighted average annual effective interest rate of 6.9%, 6.6%, and 6.0% respectively.

Upon settlement of each home or lot, principal is curtailed based upon a specific release payment to the lender. The loans are collateralized by first liens on the land held for development and the construction in progress of the respective developments. In addition, borrowings at the project entity level are guaranteed by the Company and in most cases some of its shareholders. The Company must comply with certain restrictive covenants, which include maintenance of a total debt-to-tangible net worth ratio and a minimum tangible net worth level. As of December 31, 2004 and 2003, the Company and Predecessor was in compliance with all covenants as required.

The second trust loans are collateralized by subordinate liens on the land held for development and the construction in progress of the respective developments. These subordinate liens are subject to inter-creditor agreements with the senior lenders and are used by the Company to satisfy all or a portion of the equity requirements of the senior lenders. As such, these subordinated facilities are considered higher risk investments and as a result they command premium interest rates.

During May 2000, the Predecessor entered into a non-interest bearing deferred purchase money note agreement in exchange to hold title to and develop certain land. Under the terms of the note, the Company is permitted to develop lots on the underlying land, and upon settlement is obligated to pay a specific release payment. During April 2003, the note was increased by $820 as a result of additional land commitments. From May 2000 to September 30, 2003, the Company, as a result of settled lots, has paid a total of $724.

11.   COMMON STOCK

In June 2002, Sunset issued 1,000 shares of its $1 par value common stock upon formation in consideration of $1,110.

During 2002, the Predecessor repurchased 68 shares, of its $1 par value common stock for $5 per share from one of the shareholders under the terms of agreements entered into by the shareholders of Comstock Holdings and Comstock Homes. During 2002, 68 shares, respectively, were issued to certain shareholders of Comstock Holdings and Comstock Homes in consideration for services rendered. The Company recorded compensation expense of $77, in consideration for such services rendered.

As discussed in Note 1, the Company immediately prior to the IPO as a result of its merger with Comstock Holdings, had 4,333 and 2,734 shares Class A and B Common Stock outstanding.  Class A and B Common Stock shares bear the same economic rights.  However for voting purposes, Class A stock holders are entitled to one vote for each share held while Class B stock holders are entitled to fifteen votes for each share held.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

As a result of the IPO, the Company sold 3,960 Class A shares of Common Stock.  The Company also sold an additional 594 shares of Class A Common Stock pursuant to the underwriters’ exercise of their over-allotment option.

In connection with the IPO, the Company recorded a distribution payable of $23,253 with its common stockholders immediately prior to the offering. The distribution payable represents undistributed tax partnership profits and other amounts owed to the stockholders. The distribution payable bears interest at a rate of 3% and is expected to be paid over a one year period. At December 31, 2004 the balance of the distribution payable was $12,655.

12.   RELATED PARTY TRANSACTIONS

In June 2002, the Predecessor entered into a promissory note agreement with TCG Fund I, LC to fund development projects. TCG Fund I, LC, is a related party in which the Company has an equity investment (Note 7). The promissory note agreement allows the Company to borrow up to $4 million. The note bears interest at 12% per annum and is due on June 15, 2006. The Predecessor borrowed $2.8 million in December 2002 and $0.2 million in May 2004 under this promissory agreement. As of December 31, 2004, 2003 and 2002, the amount owed to TCG Fund I amounted to approximately $3.3 million. Accrued interests on this note totaled $106, $90 and $185 at December 31, 2004, 2003 and 2002, respectively.

In September 2004, the Predecessor entered into a promissory note agreement with TCG Fund II, LC to fund development projects. TCG Fund II, LC is a related party which the company manages. The promissory note agreement allows the Company to borrow up to $10 million. The note bears interest at 12% per annum and is due on September 7, 2007. As of December 31, 2004 the Company owed $2.4 million under this promissory agreement. Accrued interest on this note totaled $49 at December 31, 2004.

In April 2002 and January 2004, the Predecessor entered into lease agreements for 7,703 and 8,797 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C., an affiliate in which executive officers of the Company Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, Dwight Schar, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. For the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, total payments made under this lease agreement were $231, $221, and $114, respectively. These leases ended on September 30, 2004. On October 1, 2004, we entered into a lease with Comstock Asset Management, L.C., an entity owned by Christopher Clemente, for 20,609 square feet for our corporate headquarters. Total payments made under this lease agreement were $142 as of December 31, 2004.

In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, Louis Clemente, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at one of the Company’s developments. The Predecessor paid $4,352, and $829 to this construction company during the year ended December 31, 2004 and 2003, respectively, to this company.

In May 2003, the Predecessor entered into a lot purchase agreement to sell 47 developed lots to an entity in which Christopher Clemente’s father-in-law, Dwight Schar, serves as the chief executive officer

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

and chairman of the board of directors and is a shareholder. During the year ended December 31, 2004 and 2003, the Company delivered 30 and 17 lots, respectively, to this entity for $3,910 and $2,193, respectively.

In December 2003, the Predecessor entered into a $7,000 second trust loan agreement, accruing interest at 18% per annum, with Comstock Capital Partners, L.C., a related entity equally owned by Christopher Clemente and Gregory Benson. Immediately upon execution, Comstock Capital Partners assigned 100% of the second trust loan to other parties. An assignment was made covering $6 million of the principal under the second trust loan to an entity owned or controlled by Christopher Clemente’s father-in-law, Dwight Schar, at 15% per annum. At December 31, 2003 the principal owed was $7,000. Accrued interest at December 31, 2003 amounted to $55. The remaining $1 million of principal under the loan was assigned to an entity controlled by Scott Kasprowicz who became a related party on June 1, 2004 upon the hiring of his son, Reid Kasprowicz. This $7,000 second trust loan matured in November 2004 and was paid in full.

In April 2004, the Predecessor entered into an additional three year $5,000 promissory note agreement, with an entity controlled by Scott Kasprowicz, bearing interest at a rate of 12%. Under the terms of the note, the Predecessor was advanced $2,500 in April 2004 and additional $2,500 in June 2004. In the event of a consolidation of The Comstock Companies, the lender is entitled to a premium of up to 10% of the outstanding principal balance. As of December 31, 2004 the amount owed to Scott Kasprowicz was $2,500. Accrued interest and premium at December 31, 2004 totaled $598.

During the years ended December 31, 2004 and 2003, the Company and the Predecessor paid $128 and $500, respectively, to Investors Management, LLC for consulting services provided. Investors Management, LLC is a related party, which is owned by Christopher Clemente, Gregory Benson, Bruce Labovitz, Lawrence Golub and James Keena (executive officers and/or shareholders of the Company). In addition, at December 31, 2003 the Company had an outstanding note receivable from Investors Management, LLC of $14, which accrues interest at a rate of 10% per annum. The Note was paid in June of 2004. In August 2004 the Predecessor entered into a new note agreement in the amount of $163, which accrues interest at a rate of 12% per annum. At December 31, 2004 accrued interest on this note totaled $5.

Christopher Clemente’s mother-in-law, Janice Schar, and Gary Martin each invested $100 as minority shareholders in one of our subsidiaries, respectively, and Judah and Deborah Labovitz, the parents of Bruce Labovitz, loaned approximately $300 to another of our subsidiaries.

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution that was developed by I-Connect along with any improvements made thereto by the Company remained the property of I-Connect. During the years ended December 31, 2004 and 2003, the Predecessor paid $434 and $471, respectively, to I-Connect. Also, in March 2003, the Predecessor entered into a space sharing agreement with I-Connect, L.C. to occupy and use 3,342 square feet of office space subleased by I-Connect, L.C. from a third party in Reston, Virginia. The Predecessor paid $4 and $40, respectively, under this agreement for the years ended December 31, 2004 and 2003. On June 24, 2003, the I-Connect, L.C. sublease was assigned to Comstock Partners, L.C. (as landlord). The space sharing agreement with I-Connect ended on September 30, 2004.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

At the end of December 31, 2004, 2003 and 2002, the Predecessor received revenue of approximately $3,280, $2,908, and $4,348, respectively, by providing administrative and sales support to Comstock Service Corp., Inc., a related party owned by Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub. At December 31, 2003 and 2002 the Company had a receivable of approximately $2,690 and $365, respectively, from this entity.

For the years ended December 31, 2004, 2003 and 2002, the Predecessor received revenue of approximately $1,619, $926 and $634, respectively, by providing administrative and sales support to other related parties in which Christopher Clemente, Gregory Benson, Jim Keena, Lawrence Golub and Christopher Clemente’s father-in-law, Dwight Schar, are shareholders.

From October 31, 2003 to December 31, 2003, the Predecessor granted interest-free loans totaling $38 to an employee of the Company. As of December 31, 2003 and June 30, 2004 the employee owed the Company $38 and $39, respectively. The loan was repaid in July of 2004.

In October 2004, the Predecessor entered into an agreement with Comstock Asset Management Inc. to provide (management services) for a fee of $20 a month. Comstock Asset Management Inc is a related party wholly owned by Christopher Clemente. As of December 31, 2004 the Predecessor earned $60 in revenue and recorded a receivable for $60 from this entity. Also, in November 2004, the Company entered into an agreement with Comstock Asset Management to sell retail condo units #1 through #5 at Potomac Yard for $14,500. In connection with this sale, the Company received a deposit of $8,000 upon execution of this agreement.

During the course of the years ended December 31, 2004, 2003 and 2002, the Company provided bookkeeping services to related party entities at no charge.

In August 2004, the Predecessor entered into a $2,400 promissory note agreement with Belmont Models I, L.C., an affiliate managed by Investors Management. The note bears an interest rate of 12%, which is payable monthly and matures in July 2005. Accrued interest on this note totals $49 as of December 31, 2004.

In July 2003, the Predecessor loaned William Bensten, an officer of the Company, $70. The loan was repaid in August 2003 with no interest.

During 2004, 2003, 2002 the Predecessor has entered into sales contracts to sell homes to certain employees of the Company.  The Company, in order to attract, retain, and motivate employees maintains a homes ownership benefit program.  Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us.  Sales of homes to employees for investment purposes are conducted at market prices.

13.   RETIREMENT PLAN

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. The plan provides for matching Company contributions at the sole discretion of the board of directors. The Company and the Predecessor made no contributions to the plan during the years ended December 31, 2004, 2003 and 2002.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

14.   RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123(R). In accordance with the provisions of SFAS No. 123(R) and SFAS No. 148, $10 was recorded for total stock-based compensation expense for the year ended December 31, 2004. Prior to December 14, 2004 the Company did not sponsor any stock based plans. Accordingly, no stock based compensation was included for the years ended December 2003 and 2002.

On December 14, 2004 the Company adopted the 2004 Long-Term Compensation Plan. The plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. The plan provided for an initial authorization of 1,550 shares of Class A Common stock for issuance thereunder, plus an additional annual authorization equal to 10% of the authorized shares of common stock under the Long-Term Compensation Plan.

On December 14, 2004 the Company issued 275 shares of restricted stock grants to certain directors, officers and employees. Of the 275 shares of restricted stock issued, 1 shares vest in full on April 15, 2005 and the remainder of the shares vest on December 31, 2006. Unearned compensation arising from the restricted stock grants is shown as a reduction in stockholders’ equity in the consolidated balance sheets and is amortized to expense over the vesting period. The company also issued 107 options to the Company’s Chief Financial Officer at an exercise price of $16.00 per share. At December 31, 2004 the company had 107 options outstanding. The expense recognized in the consolidated income statement for the year ended December 31, 2004 for restricted stock grants and options was $91 and $10, respectively.

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Because the Company does not have sufficient trading history, expected volatilities are based historical volatilities of comparable companies within our industry. The company estimates the expected life of the option based on the estimated volatility and the vesting terms of the underlying options. The risk-free rate for periods is based on the U.S. Treasury rates in effect at the time of grant.

Weighted-average fair value of options granted	$13.49
Dividend yields	N/A
Expected volatility	48%
Risk-free interest rates	3.5
Expected lives	4 years

On December 31, 2004 the following amounts were available for issuance:

Shares Available for issuance at December 14, 2004	1,550
Less:
Restricted Stock Grants	3
Stock Option Grants	78
Shares Available for issuance at December 31, 2004	1,469

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

15.    COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of its business, the Company and/or its subsidiaries are named as defendants in certain legal actions arising from its normal business activities. Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

Lot purchase agreements

On December 26, 2001, the Predecessor entered into a purchase commitment agreement to purchase developed residential lots. The purchase commitment agreement provides for fixed purchase prices per lot subject to escalation throughout the build-out period for each project. At December 31, 2004, the Company had commitments to purchase fifty-six lots at an average minimum purchase price of approximately $65 per lot, under non-specific performance agreements.

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At December 31, 2004, the Company has issued $8,777 in letters of credit and $7,306 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

Operating leases

The Company leases office space under non-cancelable operating leases. Minimum annual lease payments under these leases at December 31, 2004 approximate:

Year Ended:	Amount
2005	$647
2006	629
2007	642
2008	667
2009	547
Thereafter	10
Total	$3,142

Operating lease rental expense aggregated $234, $304 and $205, respectively, for years ended December 31, 2004, 2003 and 2002.

16.   SUBSEQUENT EVENTS

In February 2005 the Company completed a purchase of a 424 unit condo conversion project located in Fairfax, VA for a total purchase price of $75,000. To finance this transaction, the Company entered into

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

a $67,000 promissory note agreement bearing interest at a rate equal to the greater of: (A) 5.50% or (B) 3.50% + the three month LIBOR rate.

In March 2005 the Company completed the purchase of three real estate projects totaling approximately $27,000. The company entered into an aggregate $8,700 in promissory note agreements bearing an weighted average interest rate of interest rate of approximately 6.0% to finance this transaction.

In March 2005 the Company bought out the interests of certain holders of minority interests in certain of the Company’s project-level investment entities for a total purchase price of $2,014.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the combined consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and floating rate debt approximate fair value.

The carrying amount and fair value of fixed rate debt at December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Carrying amount	$11,172	$10,367
Fair value	$12,789	$11,672

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

18.   INCOME TAXES

Prior to December 17, 2004 the Predecessor Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code and therefore was not subject to income taxes. Taxable income or loss was passed through and reported by the individual shareholders. Subsequent to the Consolidation the company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with SFAS 109 “Accounting for Income Taxes”.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

Income Tax provision consists of the following as of December 31, 2004 and the year ended:

Current:
Federal	242
State	48
290
Deferred:
Federal	(472)
State	(59)
(531)
Total Income Tax Expense	(241)

Income taxes payable consist of the following:

Current:
Federal	242
State	48
Income taxes payable	290

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31, 2004 were as follows:

December 31, 2004
Deferred tax assets:
Inventory	2,067
Warranty	293
Deferred rent	8
Accrued expenses	96
Stock-based compensation	39
2,503
Less—valuation allowance	(1,508)
Net deferred tax assets	995
Deferred tax liabilities:
Depreciation and amortization	(174)
Net deferred tax liabilities	(174)
Net deferred tax assets	821

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

The Company has adequately provided for contingencies related to income taxes in accordance with SFAS No. 5. At December 31, 2004, the Company recorded a $68 income tax reserve which is included in other accrued expenses on the balance sheet. This tax reserve relates predominately to a potential dispute by taxing authorities over tax benefits resulting from additional income tax basis in certain residential housing development projects. The Company has also determined that a valuation allowance of approximately $1,508 as of December 31, 2004 related to a deferred tax asset of approximately $1,508 resulting from additional tax basis in residential real estate development projects. In analyzing the need for the provision of tax contingency reserves and the valuation allowance, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experiences and judgments about potential actions by taxing jurisdictions.

A reconciliation of the statutory rate and the effective tax rate follows:

Effective
rate
Statutory Rate	34.00%
Income attributable to period during which the Predecessor was under S Corporation status.	(37.19)%
State income taxes—net of federal benefit	4.26%
Permanent differences	0.02%
Tax reserve	0.35%
Deferred tax assets resulting from a change in tax status, net	(10.96)%
Change in valuation allowance	7.81%
(1.71)%

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Company is currently evaluating the impact of this new law on its operations and effective tax rate. In particular, the Company is evaluating the law’s provisions relating to the phased-in deduction associated with pre-tax income from domestic production activities. This special deduction is 3% of qualifying income for years 2004 and 2005, 6% in years 2006 through 2009 and 9% thereafter.

Exhibit Number	Exhibit
3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws.
4.1(4)	Specimen Stock Certificate
10.1(1)	Lease Agreement, dated as of April 30, 2002, with Comstock Partners, L.C.
10.2(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.
10.3(3)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.
10.4(2)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.
10.5(3)	Partial Assignment of Note, dated December 15, 2003, with Kasprowicz Family, LLC.
10.6(3)	Promissory Note, dated April 30, 2004, with Kasprowicz Family, LLC.
10.7(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia.
10.8(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan Agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia.
10.9(1)	Purchase Money Deed of Trust and Security Agreement, dated December 15, 2003, with Crescent Potomac Yard Development, LLC.
10.10*	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.
10.11*	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.
10.12*	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.
10.13(3)	Form of Indemnification Agreement.
10.14(3)

Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.15(3)

Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.16(3)	2004 Long-Term Incentive Compensation Plan.
10.17(3)	Form of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan.
10.18*	Form of Restircted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan
10.19(3)	Employee Stock Purchase Plan.
10.20(2)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC.
10.21*	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.
10.22*	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC
10.23*	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.
10.24(3)	Employment Agreement with Christopher Clemente.
10.25(3)	Employment Agreement with Gregory Benson.
10.26(3)	Employment Agreement with Bruce Labovitz.
10.27(3)	Confidentiality and Non-Competition Agreement with Christopher Clemente.
10.28(3)	Confidentiality and Non-Competition Agreement with Gregory Benson.
10.29(3)	Confidentiality and Non-Competition Agreement with Bruce Labovitz.
10.30*	Description of Arrangements with William Bensten
10.31*	Description of Arrangements with David Howell

10.32(3)	Trademark License Agreement.
10.33*	Purchase Agreement, dated November 12, 2004, with Comstock Asset Management, L.C.
14.1*	Code of Ethics
21.1*	List of subsidiaries.
24.1*	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, Chief Financial Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

(1)          Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 13, 2004 (No. 333-118193).

(2)          Incorporated by reference to an exhibit to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the Commission on October 1, 2004 (No. 333-118193).

(3)          Incorporated by reference to an exhibit to the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 filed with the Commission on December 7, 2004 (No. 333-118193).

(4)          Incorporated by reference to an exhibit to the Registrant’s Amendment No. 6 to the Registration Statement on Form S-1 filed with the Commission on December 9, 2004 (No. 333-118193).