Form 10-Q
period 2005-03-31
Comstock Homebuilding Companies, Inc.
filed 2005-05-16
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐   NO  ☒

As of May 16, 2005,  8,889,151 shares of the Class A common stock, par value $.01 per share and 2,733,500 shares of the Class B common stock, par value $.01 per share, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$37,337	$67,559
Restricted cash	10,620	7,500
Receivables	74	239
Due from related parties	1,603	1,447
Real estate held for development and sale	211,210	104,326
Inventory not owned - variable interest entities	33,640	118,558
Property, plant and equipment	496	488
Investment in real estate partnerships	1,029	1,029
Deferred income tax	1,009	821
Other assets	2,195	2,540
TOTAL ASSETS	$299,213	$304,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$34,826	$35,532
Income taxes payable	2,462	290
Due to related parties	149	148
Obligations related to inventory not owned	33,215	114,333
Notes payable	142,806	65,684
Notes payable—related parties	9,142	10,944
Distribution payable	9,677	12,655
TOTAL LIABILITIES	232,277	239,586

Commitments and contingencies (Note 11)

Minority interest	366	2,695

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 9,160,837 issued and outstanding	92	92
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	75,535	75,510
Unearned compensation	(3,804)	(4,314)
Retained earnings (accumulated deficit)	(5,280)	(9,089)
TOTAL SHAREHOLDERS’ EQUITY	66,570	62,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$299,213	$304,507

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
		Predecessor
Revenues
Sale of real estate—homes	$28,465	$15,136
Other revenue	264	2,745
Total revenue	28,729	17,881

Expenses
Cost of sales of real estate	17,591	10,313
Cost of sales of other	11	2,148
Selling, general and administrative	5,052	2,431

Operating income	6,075	2,989
Other (income) expense, net	(36)	63

Income before minority interest and equity in earnings of real estate partnerships	6,111	2,926
Minority interest	1	848

Income before equity in earnings of real estate partnerships	6,110	2,078
Equity in earnings of real estate partnerships	30	28

Total pre tax income	6,140	2,106
Income taxes	2,331	—

Net income	$3,809	$2,106

Basic earnings per share	0.33	0.30
Basic weighted average shares outstanding	11,621	7,067

Diluted earnings per share	0.32	0.30
Diluted weighted average shares outstanding	11,769	7,067

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands, except share data)

	Three Months Ended
	2005	2004
		Predecessor

Cash flows from operating activities:
Net income	$3,809	$2,106
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	39	27
Loss on disposal of assets	8	—
Minority interest	1	848
Equity in earnings of real estate partnerships	(30)	(28)
Amortization of stock compensation	535	—
Deferred income tax	(188)	—
Changes in operating assets and liabilities:
Restricted cash	(3,120)	—
Receivables	165	1,234
Due from related parties	(156)	(400)
Real estate held for development and sale	(106,884)	(3,560)
Other assets	4,145	(151)
Accounts payable and accrued liabilities	(706)	2,194
Income tax payable	2,172	—
Due to related parties	1	5
Net cash (used in) provided by operating activities	(100,209)	2,275
Cash flows from investing activities:
Purchase of property, plant, and equipment	(55)	(130)
Distributions from Investments in real estate partnerships	30	30
Net cash (used in) provided by investing activities	(25)	(100)
Cash flows from financing activities:
Proceeds from notes payable	93,458	12,033
Proceeds from related party notes payable	200	8
Payments on notes payable	(16,336)	(12,077)
Payments on related party notes payable	(2,002)	—
Contribution from minority shareholders	79	—
Payments of distribution payable	(2,978)	—
Distributions paid to minority shareholders	(2,409)	(600)
Net cash provided by (used in) financing activities	70,012	(636)
Net (decrease) increase in cash and cash equivalents	(30,222)	1,539
Cash and cash equivalents, beginning of period	67,559	17,160
Cash and cash equivalents, end of period	$37,337	$18,699

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1.              ORGANIZATION AND BASIS OF PRESENTATION

Comstock Companies, Inc. (the “Company”) was incorporated on May 24, 2004 as a Delaware corporation. On June 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc.

On December 17, 2004 as a result of completing its initial public offering (“IPO”) of its Class A Common Stock, the Company acquired 100% of the outstanding capital stock of Comstock Holding Company, Inc. and subsidiaries (“Comstock Holdings”) by merger, which followed a consolidation that took place immediately prior to the closing of the IPO (the “Consolidation”). The Consolidation was effected through the mergers of Sunset Investment Corp., Inc. and subsidiaries and Comstock Homes, Inc. and subsidiaries and Comstock Service Corp., Inc and subsidiaries (“Comstock Service”) with and into Comstock Holdings. Pursuant to the terms of the merger agreement, shares of Comstock Holdings were canceled and replaced by 4,333 and 2,734 shares Class A and B Common Stock of the Company respectively. Both Class A and B Common Stock shares bear the same economic rights. However, for voting purposes, Class A stock holders are entitled to one vote for each share held while Class B stock holders are entitled to fifteen votes for each share held.

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

The consolidated financial statements and notes of the Company as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2004 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation with no effect on previously reported net income or stockholders’ equity.

The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statement of operations for the three months ended March 31, 2005 is not necessarily indicative of the results to be expected for the full year.

For purposes of identification and description, we are referred to as the “Predecessor” for the period prior to the IPO, the Company for the period subsequent to the IPO, and “we,” “us,” and “our” for both periods.

The Company develops, builds and markets single-family homes, townhouses and condominiums in the Washington D.C. and Raleigh, North Carolina metropolitan markets. The Company also provides certain management and administrative support services to certain related parties.

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

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to estimated fair value is recorded when the carrying value of the property exceeds its estimated fair value. These evaluations are made on a property-by-property basis. The Company assesses the impairment of real estate assets whenever events or changes in circumstances indicate that the net book value may not be recoverable.

Real estate held for development and sale consists of the following:

	March 31,	December 31,
	2005	2004
Land and land development costs	$78,051	$65,545
Cost of construction (including capitalized interest and real estate taxes)	133,159	38,781
	$211,210	$104,326

3.              CONSOLIDATION OF VARIABLE INTEREST ENTITIES

The Company typically acquires land for development at market prices from various entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if the Company fails to perform under the agreements. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts. The Company may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the land under contract. The Company’s sole legal obligation and economic loss for failure to perform under these purchase agreements is typically limited to the amount of the deposit pursuant to the liquidated damages provision contained within the purchase agreement. As a result, none of the creditors of any of the entities with which the Company enters into forward fixed price purchase agreements have recourse to the general credit of the Company. The Company also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company enters fixed price purchase agreements.

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

The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of some of those entities. As a result, at December 31, 2004, the Company has consolidated five entities in the accompanying consolidated balance sheet. The effect of the consolidation at December 31, 2004 was the inclusion of $118,558 in “Inventory not owned—variable interest entities” with a corresponding inclusion of $114,333 (net of land deposits paid of $4,225) to “Obligations related to inventory not owned.” During the three months ended March 31, 2005 the Company acquired three entities which were previously consolidated under FIN 46-R at December 31, 2004. The effect of the consolidation at March 31, 2005 was the inclusion of $33,640 in “Inventory not owned—variable interest entities” with a corresponding inclusion of $33,215 (net of land deposits paid of $425) to “Obligations related to inventory not owned.”  Creditors, if any, of these variable interest entities have no recourse against the Company.

4.              WARRANTY RESERVE

Warranty reserves for houses sold are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period. Since the Company subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities for the three months ending March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$916	$541
Additions	156	167
Releases and/or charges incurred	(118)	(37)
Balance at end of period	$954	$671

5.              CAPITALIZED INTEREST AND REAL ESTATE TAXES

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

The following table is a summary of interest incurred and capitalized:

	Three Months Ended March 31,
	2005	2004
Total interest incurred	$2,551	$1,031
Beginning interest capitalized	$4,524	$1,428
Plus: Interest incurred on notes payable	2,103	680
Plus: Interest incurred on related party notes payable	81	345
Less: Interest expensed as a component of cost of sales	(721)	(250)
Ending interest capitalized	$5,987	$2,203

6.              EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Basic earnings per share
Net income	$3,809	$2,106
Basic weighted-average shares outstanding	11,621	7,067
Per share amounts	$0.33	$0.30
Diluted earnings per share
Net income	$3,809	$2,106
Basic weighted-average shares outstanding	11,621	7,067
Stock options and restricted stock grants	148	—
Diluted weighted-average shares outstanding	11,769	7,067
Per share amounts	$0.32	$0.30

Shares issued to the owners of the Predecessor in exchange for their interests in connection with the Consolidation have been reflected in weighted average shares as of the beginning of the earliest period presented.

Comprehensive income

For the year and three months ended December 31, 2004 and March 31, 2005, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying combined consolidated financial statements.

7.              MINORITY INTERESTS

During March 2005, the Company purchased certain noncontrolling minority interests in its consolidated subsidiaries for a total purchase price of $2,242.  Because the underlying book value of the minority interests was $2,360, the Company allocated $118 as a reduction in the subsidiary’s real estate held for development and sale accounts.

8.              DEBT

In February 2005, the Company completed a purchase of a 424 unit Condominium conversion project located in Fairfax, Virginia. To finance this transaction, the Company entered into a promissory note agreement relating to $67,000 of indebtedness bearing interest at a rate equal to the greater of: (i) 5.50% or (ii) 3.50% + the three month LIBOR rate. At March 31, 2005, the Company was advanced a total of $58,426.

In March 2005, as a result of purchasing three real estate projects known as Countryside, Barrington, and Blake, the Company entered into promissory note agreements relating to an aggregate of $29,282 of indebtedness bearing a weighted average interest rate of approximately 5.42% to finance the purchases and future development needs. At March 31, 2005, the Company was advanced a total of $18,678.

9.              INCOME TAX

Prior to December 17, 2004, the Predecessor had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code and therefore was not subject to income taxes. Taxable income or loss was passed through and reported by the individual shareholders. Subsequent to the Consolidation the Company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with SFAS 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income tax provision consists of the following as of March 31, 2005:

Current:
Federal	2,021
State	405
2,426
Deferred:
Federal	(85)
State	(10)
(95)
Total income tax expense	(2,331)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at March 31, 2005 were as follows:

March 31, 2005
Deferred tax assets:
Inventory	2,093
Warranty	307
Deferred rent	13
Accrued expenses	96
Stock-based compensation	196
2,705
Less — valuation allowance	(1,484)
Net deferred tax assets	1,221
Deferred tax liabilities:
Depreciation and amortization	(212)
Net deferred tax liabilities	(212)
Net deferred tax assets	1,009

The Company has adequately provided for contingencies related to income taxes in accordance with SFAS No. 5.  At March 31, 2005, the Company recorded a $93 income tax reserve which is included in other accrued expenses on the balance sheet.  This tax reserve relates predominately to a potential dispute by taxing authorities over tax benefits resulting from additional income tax basis in certain residential housing development projects.  The Company has also determined that a valuation allowance of approximately $1,484 as of March 31, 2005 related to a deferred tax asset of approximately $1,484 resulting from additional tax basis in residential real estate development projects.  In analyzing the need for the provision of tax contingency reserves and the valuation allowance, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experience and judgments about potential actions by taxing jurisdictions.

10.       RESTRICTED STOCK, STOCK OPTIONS, AND OTHER STOCK PLANS

On December 14, 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan, (the “Plan”) provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. The Plan provided for an initial authorization of 1,550 shares of Class A Common stock for issuance thereunder, plus an additional annual authorization effective Jan 1, 2006 equal to the lesser of (i) 3% of the Class A Common Stock outstanding on the date of determination, (ii) 500,000 shares or (iii) such lesser as may be determined by the Company’s Board of Directors.

Effective January 1, 2004, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant.  In accordance with the provisions of SFAS No. 123(R) and SFAS No. 148, $0 and $535 was recorded for total stock-based compensation expense for the three months ended March 31, 2004 and 2005 respectively.  Of this amount $55 was related to stock option grants and $480 was related to restricted stock grants.

On March 31, 2005, the following amounts were available for issuance under the Plan:

Shares Available for issuance at December 31, 2004	1,168
Adjustments:
Restricted Stock Grants – Issued	—
Restricted Stock Grants – Forfeited	2
Shares Available for issuance at March 31, 2005	1,170

11.       COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of its business, the Company and/or its subsidiaries are named as defendants in certain legal actions arising from its normal business activities. Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At March 31, 2005, the Company has outstanding $8,804 in letters of credit and $9,165 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

Operating leases

The Company leases office space under non-cancelable operating leases. Minimum annual lease payments under these leases at March 31, 2005 approximate:

Year Ended:	Amount
2005	$483
2006	629
2007	642
2008	667
2009	547
2010	10
Thereafter	—
Total	$2,978

Operating lease rental expense aggregated $138 and $89, respectively, for the three months ended March 31, 2005 and 2004.

12.       RELATED PARTY TRANSACTIONS

In June 2002, the Predecessor entered into a promissory note agreement with TCG Fund I, LC to fund development projects. TCG Fund I, LC, is a related party in which the Company has an equity investment. The promissory note agreement allows for the Company to borrow up to $4 million. The note bears interest at 12% per annum and is due on June 15, 2006. As of March 31, 2005 and December 31, 2004, the amount owed to TCG Fund I amounted to approximately $3.3 million. Accrued interest on this note totaled $106 at both March 31, 2005 and December 31, 2004.

In September 2004, the Predecessor entered into a promissory note agreement with TCG Fund II, LC to fund development projects. TCG Fund II, LC is a affiliate which the company manages as a non-member. The promissory note agreement allows the Company to borrow up to $10 million. The note bears interest at 12% per annum and is due on September 7, 2007. As of March 31, 2005 and December 31, 2004 the Company owed $2.5 and $2.4 million, respectively, under this promissory agreement. Accrued interest on this note totaled $25 and $49 at March 31, 2005 and December 31, 2004, respectively.

In April 2002 and January 2004, the Predecessor entered into lease agreements for 7,703 and 8,797 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C., an affiliate in which executive officers of the Company Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, Dwight Schar, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. For the three months ended March 31, 2004, total payments made under this lease agreement were $64.  On September 30, 2004 the lease agreements were canceled and replaced with new leases for a total of 20,609 square feet with Comstock Asset Management, L.C., an entity owned by Christopher Clemente.  For the three months ended March 31, 2005, total payments made under this lease agreement was $135.

In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, Louis Clemente, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at one of the Company’s developments. The Company paid $3.4 million and $322 to this construction company during the three months ended March 31, 2005 and 2004, respectively.

In April 2004, the Predecessor entered into an additional three year $5,000 promissory note agreement, with an entity controlled by Scott Kasprowicz, bearing interest at a rate of 12%. Under the terms of the note, the Predecessor was advanced $2,500 in April 2004 and additional $2,500 in June 2004.  As of March 31, 2005 and December 31, 2004 the amount owed to Scott Kasprowicz was $2,500. Accrued interest for the three months ended March 31, 2005 and 2004 totaled $49 and $0, respectively.

At March 31, 2005 and December 31, 2004 the Company had an outstanding note receivable from Investors Management, LLC of $0 and $163 respectively, which accrues interest at a rate of 10% per annum. Investors Management, LLC is a related party, which is owned by Christopher Clemente, Gregory Benson, Bruce Labovitz, Lawrence Golub and James Keena (executive officers and/or shareholders of the Company).  At December 31, 2004 accrued interest on this note totaled $5. During February 2005 the Company received payment in full on this note.

Christopher Clemente’s mother-in-law, Janice Schar, and Gary Martin each invested $100 as minority shareholders in one of our subsidiaries, respectively, and Judah and Deborah Labovitz, the parents of Bruce Labovitz, loaned approximately $300 to another of our subsidiaries.  During the first quarter 2005 the Company repurchased the minority shareholders interests referenced above for a approximate purchase price of $136.  In April 2005 the Company paid the $300 loan in full.

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution that was developed by I-Connect along with any improvements made thereto by the Company remained the property of I-Connect. During the three months ended March 31, 2005 and 2004, the Predecessor paid $105 and $112, respectively, to I-Connect. Also, in March 2003, the Predecessor entered into a space sharing agreement with I-Connect, L.C. to occupy and use 3,342 square feet of office space subleased by I-Connect, L.C. from a third party in Reston, Virginia. The Predecessor paid $0 and $4, respectively, under this agreement for the three months ended March 31, 2005 and 2004. On June 24, 2003, the I-Connect, L.C. sublease was assigned to Comstock Partners, L.C. (as landlord). The space sharing agreement with I-Connect ended on September 30, 2004.

During the three months ended March 31, 2005 and 2004, the Predecessor received revenue of approximately $0 and $737, respectively, by providing administrative and sales support to Comstock Service Corp., Inc., a related party owned by Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub.

For the three months ended March 31, 2005 and 2004, the Predecessor received revenue of approximately $215 and $371, respectively, by providing administrative and sales support to other related parties in which Christopher Clemente, Gregory Benson, Jim Keena, Lawrence Golub and Christopher Clemente’s father-in-law, Dwight Schar, are shareholders.

In October 2004, the Predecessor entered into an agreement with Comstock Asset Management Inc. to provide management services for a fee of $20 a month.  For the three months ended March 31, 2005 the Company recorded $60 in revenue. At March 31, 2005 and December 31, 2004 the Predecessor recorded a receivable for $0 and $60, respectively, from this entity. In addition, the Company in November 2004, entered into an agreement with Comstock Asset Management to sell certain retail condominium units at Potomac Yard for a total purchase price of $14,500. In connection with this sale, the Company received a deposit of $8,000 upon execution of this agreement.

During the three months ended March 31, 2005 and 2004, the Company provided bookkeeping services to related party entities at no charge.

In August 2004, the Predecessor entered into a $2,400 promissory note agreement with Belmont Models I, L.C., an affiliate managed by Investors Management. The note bears an interest rate of 12%, which is payable monthly and matures in July 2005.  In March 2004, the Company sold four condominium units to Belmont Models I, L.C. under a sale and leaseback arrangement. The four condominium units were delivered for a total purchase price of $2,000 and leased back at a rate of $20 per month.  The Company expects the lease to continue for a period of twenty-four months.  As a result of the deliveries, the promissory note was reduced by the total purchase price.  For the three months ended March 31, 2005 and year ended December 31, 2004 the Predecessor owed $473 and $2,400, respectively. Accrued interest on this note totaled $23, $0 and $49, respectively, as of three months ended March 31, 2005 and 2004 and year ended December 31, 2004.

During three months ended March 31, 2005 and 2004 the Predecessor entered into sales contracts to sell homes to certain employees of the Company.  The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program.  Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us.  Sales of homes to employees for investment purposes are conducted at market prices.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes thereto appearing elsewhere in the this report and our audited consolidated and combined financial statements and the notes thereto for the year ended December 31, 2004, appearing in our Annual Report on Form 10-K for the year then ended (The “2004 Form 10-K”)

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the Washington, D.C. and Raleigh, North Carolina real estate and home building markets; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in the 2004 Form 10-K. Our actual results could differ materially from these projected or suggested by the forward-looking statements.

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

For the three month period ended March 31, as indicated below, the approximate average order prices for our market rate homes (which excludes county government mandated affordable housing program units sold at a discount) were as follows:

	Three Months Ended March 31,
	2005	2004
Townhouse	$400,700	$324,400
Single Family	616,400	419,300
Condominium	414,900	369,000

At March 31, 2005, we either owned or controlled under option agreements over 4,000 building lots including non-consolidating joint ventures in which we are the manager.  We currently have communities under development in Arlington, Fairfax, Loudoun, Culpepper and Prince William counties in Virginia. In Maryland we are currently active in Frederick County. In North Carolina we have active communities in Raleigh and Wake counties. The following chart summarizes certain information for our current and planned communities as of March 31, 2005:

	As of March 31, 2005
Project	Status (1)	Estimated Units at Completion	Units Settled	Backlog (2)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average Sales Price
Virginia
Blooms Mill TH 20°	Active	91	89	—	2	—	$272,202
Blooms Mill TH 22°	Active	113	29	39	45	—	$406,657
Blooms Mill Carriage	Active	91	33	40	18	—	$439,745
Blooms Mill Singles	Active	35	33	—	2	—	$486,785
Commons on Potomac Sq	Active	192	—	20	172	—	$232,260
Commons on Williams Sq	Active	180	—	62	118	—	$346,585
Countryside	Active	102	—	—	102	—	n/a
The Eclipse on Center Park	Active	465	—	355	110	—	$390,379
Penderbrook	Active	424	—	—	424	—	n/a
River Club at Belmont Bay 5	Active	84	27	41	16	—	$448,719
Woodlands at Round Hill	Active	65	1	16	48	—	$705,781
Wescott Ridge - ADUs (3)	Active	37	34	3	—	—	$76,920

Total VA Active		1,879	246	576	1,057	—	$380,603

Total VA Active Weighted Avg (4)							$243,801

Aldie Singles	Development	15	—	—	—	15	n/a
Barrington Park	Development	134	—	—	—	134	n/a
Blakes Crossing	Development	130	—	—	—	130	n/a
Brandy Station	Development	350	—	—	—	350	n/a
Loudoun Station Condominiums	Development	484	—	—	—	484	n/a
River Club at Belmont Bay 8&9	Development	600	—	—	—	600	n/a

Total VA Development		1,713	—	—	—	1,713

Total Virginia		3,592	246	576	1,057	1,713

Maryland
Emerald Farm	Active	84	40	23	21	—	$423,594

Total Maryland		84	40	23	21	—

North Carolina
Allyn’s Landing	Active	117	11	2	104	—	$222,824
Beckett Crossing	Active	115	101	8	6	—	$311,994
Delta Rdge II Townhomes	Active	41	40	—	1	—	$174,256
Kelton at Preston	Active	56	22	4	30	—	$304,356
Wakefield Plantation	Active	57	27	2	28	—	$458,538

Total North Carolina Active		386	201	16	169	—	$294,394
Total North Carolina Active Weighted Average (4)							$290,868

Holland Road	Development	90	—	—	—	90	n/a

Total North Carolina Development		90	—	—	—	90

Total North Carolina		476	201	16	169	90

TOTAL ACTIVE		2,349	487	615	1,247	—
TOTAL DEVELOPMENT		1,803	—	—	—	1,803

TOTAL		4,152	487	615	1,247	1,803

Joint Ventures
North Shore Condominiums	Active	196	—	5	191	—	$294,422
North Shore Townhomes	Active	163	20	1	142	—	$236,152

Total Joint Ventures		359	20	6	333	—

GRAND TOTAL		4,511	507	621	1,580	1,803

Key—for purposes of this chart:

(1)    "Active" communities are open for sales. "Development" communities are in the development process and have not yet opened for sales.

(2)    "Backlog" means we have an executed order with a buyer, inclusive of lot sales, but the settlement has not yet taken place.

(3)    "ADUs" are affordable dwelling units.

(4)    Weighted average is calculated as total estimated homes at completion for projects with average sales prices multiplied by average sales price divided by total of estimated homes at completion. (i.e. S (estimated homes at completion x average sales price) ÷ S estimated homes at completion).

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Orders and Backlog

New orders for the three months ended March 31, 2005 increased $56.2 million, or 119.2%, to $103.3 million on 246 homes as compared to $47.1 million on 132 homes for the three months ended March 31, 2004. This increase in new orders was primarily attributable to an increase in saleable inventory resulting from the opening of new projects including the Commons at Williams Square (47 sales), the Woodlands at Round Hill (12 sales), the Commons on Potomac Square (20 sales) and the Eclipse at Potomac Yard (74 sales).

The average sale price per new order for the three months ended March 31, 2005 increased by $63,000 to $420,000 as compared to $357,000 for the three months ended March 31, 2004. This change was attributable to both a shift in product mix that included a significant number of higher-priced condominium sales derived from the opening at our Eclipse at Potomac Yard project, the opening of our new large-lot single family home community at the Woodlands at Round Hill and general price appreciation in the Washington, DC area, especially in the townhouse market where we took new orders for 61 townhouses at an average price of $451,000. On average, the sale price of townhouses increased $76,300 to $400,700 for the three months ended March 31, 2005 as compared to $324,400 for the three months ended March 31, 2004. On average, the sale price of our single-family homes increased by approximately $197,100 during the three months ended March 31, 2005 to $616,400 from $419,300 for the three months ended March 31, 2004. The average sale price of our condominiums increased by $45,900 to $414,900 for the three months ended March 31, 2005 as compared to $369,000 for the three months ended March 31, 2004.

Our backlog at March 31, 2005 increased $184.8 million, or 291.1%, to $248.3 million on 615 homes as compared to our backlog at March 31, 2004 of $63.5 million on 93 homes. This increase in backlog is primarily attributable to sales at the Eclipse project in Arlington, Virginia which represented approximately $138.6 million of the backlog at March 31, 2005.  In addition, backlog increased due to delays the Company experienced in obtaining building permits as a result of the adoption of new building code standards.  The delays in permitting caused delays in home starts which delayed the release of sold units from backlog.   In addition, as a result of our acquisition of Comstock Service on December 17, 2004, our Raleigh operation, which had not previously been included in our reported backlog, represented backlog of $5.8 million at March 31, 2005.

Revenues.

The number of homes delivered for the three months ended March 31, 2005 increased by 69.6% to 78 from 46 homes for the three months ended March 31, 2004. Average per settlement revenue increased by approximately $36,000 to $365,000 for the three months ended March 31, 2005 as compared to $329,000 for the three months ended March 31, 2004. Home building revenues increased by $13.4 million, or 88.1%, to $28.5 million for the three months ended March 31, 2005 as compared to $15.1 million for the three months ended March 31, 2004. Total revenue increased $10.8 million to $28.7 million for the three months ended March 31, 2005 as compared to $17.9 million in the three months ended March 31, 2004. The increase in deliveries and revenue for the three months ended March 31, 2005 is in large part attributable to the completion of the first mid-rise condominium building at River Club at Belmont Bay 5 (16 settlements), the continued development at projects such as Blooms Mill (18 settlements) and the delivery of the final mid-rise buildings at Wescott Ridge (27 settlements). Total revenue increases were in part offset by a $2.5 million reduction in other revenue for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  This reduction is the result of our consolidation with Comstock Service which eliminated inter-company administrative and production other revenue.

Cost of sales and selling, general and administrative expenses.

Cost of sales for the three months ended March 31, 2005 increased $5.1 million, or 41.3%, to $17.6 million, or 61.3% of revenue, as compared to $12.5 million, or 69.7% of revenue, for the three months ended March 31, 2004. The increase in cost of goods sold during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is directly attributable to the increase in deliveries. The increase of 8.4 percentage points in cost of goods sold as a percentage of revenue is primarily attributable to low cost of sales as a percentage of revenue at Blooms Mill and Wescott Ridge where we were able to reduce our estimated costs to complete for development and thereby lower development allocations on the units which settled at there projects during the three months ended March 31, 2005.  Gross margin at Blooms Mill for the three months ended March 31, 2005 was 40.9% and the gross margin at Wescott Ridge for the three months ended March 31, 2005 was 50.2%.  In addition, our consolidation with Comstock Service eliminated inter-company other revenue which represented lower gross margins than those generated from homebuilding. This elimination helped increase overall gross margins.

Selling, general and administrative costs for the three months ended March 31, 2005 increased $2.6 million or 107.8% to $5.0 million as compared to $2.4 million for the three months ended March 31, 2004. This increase was the result of additional staffing costs ($500,000) accounting and legal expenses ($400,850) board fees and stock compensation ($400,000), insurance costs ($200,000), consulting fees ($200,000) promotion ($100,000) and other miscellaneous expenses associated with our growth in staffing and land acquisition efforts ($400,850). In addition, our consolidation with Comstock Service increased our selling, general and administrative expenses by $400,000.  Selling, general and administrative expenses represented 17.6% of total revenue for the three months ended March 31, 2005 as compared to 13.6% for the three months ended March 31, 2004.

Operating income

Operating income for the three months ended March 31, 2005 increased $3.1 million to $6.1 million, as compared to $2.9 million for the three months ended March 31, 2004. Operating margin for the three months ended March 31, 2005 was 21.1% as compared with 16.7% for the three months ended March 31, 2004. The 4.4 percentage point increase in operating margin is primarily attributable to the 8.4 percentage point increase in gross margin which outpaced the 4.5 percentage point increase in selling, general and administrative expenses as a percentage of total revenue.

Other (income) expense, net

Other (income) expense, net increased by $0.1 million to a net income of $36 for the three months ended March 31, 2005 as compared to net expense of $63 for the three months ended March 31, 2004. The increase in other (income) expense net is primarily attributable to interest earned on the Company’s cash balances generated as a result of the proceeds from the Company’s  initial public offering.

Income before minority interest

Our income before minority interest increased by $3.2 million, or 108.9%, to $6.1 million for the three months ended March 31, 2005 as compared to $2.9 million for the three months ended March 31, 2004. Net margin before minority interest as a percentage of revenues increased by 4.9 percentage points to 21.3% for the three months ended March 31, 2005, as compared to 16.4% for the three months ended March 31, 2004. The increase in net income before minority interests was a result of the increase in operating income ($3.0 million) and a reduction in other (income) expenses, net of $0.2 million.

Minority interest

Minority interest expense decreased by $0.8 million, or 100.0%, to $1,000 for the three months ended March 31, 2005 as compared to $0.8 million for the three months ended March 31, 2004. This decrease is the result of our repurchase or redeemption the minority interest in four of our limited liability company subsidiaries including Comstock Investors V, L.C., Comstock Investors VI, L.C., Comstock Potomac Yard, L.C. and Comstock North Carolina, L.L.C.

Income taxes

On December 17, 2004, the Company reorganized from a group of S corporations to a C corporation. As a result, income tax expense increased $2.3 million for the three months ended March 31, 2005 as compared to no income tax expense for the three months ended March 31, 2004.  The Company’s combined effective tax rate both current and deferred provisions for this period was 38.0%.

Liquidity and Capital Resources

We require capital to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include engineering, entitlement, architecture, site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. Our sources of capital include, and we anticipate will continue to include, funds derived from various secured and unsecured borrowings, operations which include the sale of constructed homes and finished lots, and the sale of equity securities. Our currently owned and controlled inventory of home sites will require substantial capital to develop and construct.

In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. Our overall borrowing capacity may be constrained by loan covenants which limit the ratio of our total liabilities to our total equity. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital than would be required if we built each project with long-term amortizing debt. At March 31, 2005, we had approximately $66.6 million of equity financing, $161.7 million of debt financing (including our distribution payable to our pre-initial public offering stockholders) and $48.0 million of cash. As discussed in more detail below, we believe that funds generated from the sale of our equity securities, operations and borrowings under our credit facilities will provide us with sufficient capital to meet our existing and expected capital needs.

Credit Facilities

At March 31, 2005, we had approximately $294.4 million available under existing secured revolving development and construction loans for planned construction and development expenditures. A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 100 to 375 basis points over the LIBOR rate and 50 to 100 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At March 31, 2004, the one-month LIBOR and prime rates of interest were 2.87% and 5.75%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 5.07% to 6.87%. For information regarding risks associated with our level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

We have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities. While the loan agreements relating to these various facilities contain certain covenants, they generally contain few, if any, material financial covenants.  As of March 31, 2005, that we were in compliance with the financial covenants set forth in our loan agreements.

In order to obtain some of our current credit facilities, which were entered into in some cases by us and in other cases by our project-based subsidiaries, we were generally required to obtain guaranties by one or more of the now-consolidated primary holding companies as well as Christopher Clemente, our Chief Executive Officer, and Gregory Benson, our President and Chief Operating Officer, in their personal capacities. At March 31, 2005, such parties guaranteed approximately $76.1 million under our credit facilities. We are in the process of replacing the guarantees provided by Messrs. Clemente and Benson with guarantees provided by the Company.

From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of March 31, 2005, the annual rate of interest on these facilities ranged from 12% to 14%. At March 31, 2005, we had approximately $8.9 million outstanding under these subordinate and unsecured facilities. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.

We are considering replacing our credit facilities with one or more larger facilities, which may reduce our aggregate debt financing costs. We would be the borrower and primary obligor under this larger facility or facilities, and we anticipate the indebtedness would be secured, nonrecourse and based on an available borrowing base.

Cash Flow

Net cash provided by/(used in) operating activities was $(100.2) million for the three months ended March 31, 2004, as compared to $2.3 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, the decrease in cash was primarily attributable to investment in real estate held for development and sale.  For the three months ended March 31, 2004, the increase in cash from operating activities was primarily attributable to increases in accounts payable and receivables.

Net cash provided by/(used in) investing activities was $(25,000) for the three months ended March 31, 2005 and $(0.1 million) for the three months ended March 31, 2004. For the three months ended March 31, 2005, the decrease in cash from investing activities was primarily attributable to the purchase of property, plant and equipment. For the three months ended March 31, 2004, the decrease in cash from investing activities was primarily attributable to an investment in property, plant and equipment.

Net cash provided by/(used in) by financing activities was $70.0 million for the three months ended March 31, 2005 and $(0.6 million) for the three months ended March 31, 2004.  The increase in cash from financing activities for the three months ended March 31, 2005, was primarily attributable to proceeds from notes payable to finance our acquisitions of real estate held for development and sale. The decrease in cash from financing activities for the three months ended March 31, 2004 was primarily attributable to the payment of notes payable.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of March 31, 2005, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $680,000 in a fiscal year, a significant portion of which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price option contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chairman and Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees.  Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.  During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                  OTHER INFORMATION.

None.

ITEM 6.                  EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

4.1

Specimen Stock Certificate (incorporated by reference to an exhibit to the Registrant’s Amendment No. 6 to the Registration Statement on Form S-1 filed with the Commission on December 9, 2004 (No. 333-118193)

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: May 16, 2005	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer