Form 10-Q
period 2005-06-30
Comstock Homebuilding Companies, Inc.
filed 2005-08-09
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

Commission File Number 1-32375

Comstock Homebuilding Companies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1164345
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11465 Sunset Hills Road 5th Floor Reston, Virginia 20190 (703) 883-1700
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

YES  ☐  NO  ☒

As of August [   ], 2005, 11,252,690 shares of the Class A common stock, par value $.01 per share, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$70,397	$67,559
Restricted cash	13,336	7,500
Receivables	5,312	239
Due from related parties	1,650	1,447
Real estate held for development and sale	213,819	104,326
Inventory not owned - variable interest entities	33,640	118,558
Property, plant and equipment	519	488
Investment in real estate partnerships	1,003	1,029
Deferred income tax	1,149	821
Other assets	3,091	2,540
TOTAL ASSETS	$343,916	$304,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$44,652	$35,532
Income taxes payable	1,153	290
Due to related parties	77	148
Obligations related to inventory not owned	33,215	114,333
Notes payable	131,804	65,684
Notes payable—related parties	3,263	10,944
Distribution payable	6,346	12,655
TOTAL LIABILITIES	220,510	239,586

Commitments and contingencies (Note 12)

Minority interest	372	2,695

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 11,536,064 issued and outstanding	115	92
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	128,776	75,510
Unearned compensation	(3,671)	(4,314)
Retained earnings (accumulated deficit)	(2,213)	(9,089)
TOTAL SHAREHOLDERS’ EQUITY	123,034	62,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$343,916	$304,507

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		Predecessor		Predecessor
Revenues
Sale of real estate—homes	$39,599	$29,118	$68,064	$44,254
Other revenue	312	1,983	576	4,728
Total revenue	39,911	31,101	68,640	48,982

Expenses
Cost of sales of real estate	29,658	20,455	47,249	30,768
Cost of sales of other	9	1,498	20	3,646
Selling, general and administrative	5,608	4,479	10,660	6,910

Operating income	4,636	4,669	10,711	7,658
Other (income) expense, net	(154)	(3)	(190)	60

Income before minority interest and equity in earnings of real estate partnerships	4,790	4,672	10,901	7,598
Minority interest	7	1,700	8	2,548

Income before equity in earnings of real estate partnerships	4,783	2,972	10,893	5,050
Equity in earnings of real estate partnerships	4	30	34	58

Total pre tax income	4,787	3,002	10,927	5,108
Income taxes	1,721	—	4,052	—

Net income	$3,066	$3,002	$6,875	$5,108

Basic earnings per share	0.26	0.42	0.59	0.72

Basic weighted average shares outstanding	11,831	7,067	11,727	7,067

Diluted earnings per share	0.26	0.42	0.58	0.72

Diluted weighted average shares outstanding	11,993	7,067	11,882	7,067

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$6,875	$5,108
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	81	47
Loss on disposal of assets	9	—
Minority interest	8	2,548
Equity in earnings of real estate partnerships	(34)	(58)
Amortization of stock compensation	1,086	—
Deferred income tax	(328)	—
Changes in operating assets and liabilities:
Restricted Cash	(5,836)	—
Receivables	(5,073)	(454)
Due from related parties	(203)	(965)
Real estate held for development and sale	(109,493)	(5,727)
Other assets	3,249	(1,703)
Accounts payable and accrued liabilities	9,120	8,452
Income tax payable	863	—
Due to related parties	(71)	(24)
Net cash (used in) provided by operating activities	(99,747)	7,224

Cash flows from investing activities:
Purchase of property, plant, and equipment	(121)	(158)
Distributions from investments in real estate partnerships	60	60
Net cash (used in) provided by investing activities	(61)	(98)

Cash flows from financing activities:
Proceeds from notes payable	116,276	33,351
Proceeds from related party notes payable	444	5,219
Payments on notes payable	(50,156)	(32,992)
Payments on related party notes payable	(8,125)	—
Contribution from minority shareholders	79	—
Payment of distribution payable	(6,309)
Distributions paid to minority shareholders	(2,409)	(5,218)
Distributions paid to shareholders		(2,900)
Proceeds from shares issued under employee stock purchase plan	36
Net proceeds from follow on offering	52,810
Net cash provided by (used in) financing activities	102,646	(2,540)

Net increase (decrease) in cash and cash equivalents	2,838	4,586
Cash and cash equivalents, beginning of period	67,559	17,160
Cash and cash equivalents, end of period	$70,397	$21,746

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, per share data)

1.              ORGANIZATION AND BASIS OF PRESENTATION

Comstock Companies, Inc. (the “Company”) was incorporated on May 24, 2004 as a Delaware corporation. On June 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc.

On December 17, 2004, as a result of completing its initial public offering (“IPO”) of its Class A Common Stock, the Company acquired 100% of the outstanding capital stock of Comstock Holding Company, Inc. and subsidiaries (“Comstock Holdings”) by merger, which followed a consolidation that took place immediately prior to the closing of the IPO (the “Consolidation”). The Consolidation was effected through the mergers of Sunset Investment Corp., Inc. and subsidiaries, Comstock Homes, Inc. and subsidiaries and Comstock Service Corp., Inc. and subsidiaries (“Comstock Service”) with and into Comstock Holdings. Pursuant to the terms of the merger agreement, shares of Comstock Holdings were canceled and replaced by 4,333 and 2,734 shares of Class A and B Common Stock of the Company, respectively. Both Class A and B Common Stock shares bear the same economic rights. However, for voting purposes, Class A stock holders are entitled to one vote for each share held while Class B stock holders are entitled to fifteen votes for each share held.

As a result of the IPO, the Company sold 3,960 Class A Common Shares at $16.00 per share, raising proceeds, net of the underwriting discount, of approximately $56.0 million. On December 28, 2004, pursuant to the underwriters’ exercise of their over-allotment option, the Company sold an additional 594 shares resulting in additional proceeds, net of underwriting discount, of approximately $8.8 million.

On June 22, 2005 the Company completed a follow on offering in which 2,360 shares of Class A Common stock were sold to the public at a price of $23.90 per share.  The offering resulted in total proceeds to the Company, net of underwriting discounts, of approximately $53.4 million.

Our common stock is traded on the NASDAQ National Market under the symbol “CHCI”. We have no public trading history prior to December 17, 2004.

The consolidated financial statements and notes of the Company as of June 30, 2005 and for the three months ended June 30, 2005 and 2004 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2004 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation with no effect on previously reported net income or stockholders’ equity.

The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statement of operations for the three months ended June 30, 2005 is not necessarily indicative of the results to be expected for the full year.

For purposes of identification and description, we are referred to as the “Predecessor” for the period prior to the IPO, the "Company" for the period subsequent to the IPO, and “we,” “us,” and “our” for both periods.

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

Real estate held for development and sale consists of the following:

	June 30,	December 31,
	2005	2004
Land and land development costs	$83,076	$65,545
Cost of construction (including capitalized interest and real estate taxes)	130,743	38,781
	$213,819	$104,326

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

The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of FIN 46-R. This is because the Company has been deemed to have provided subordinated financial support, which refers to variable interest that will absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which the Company enters into fixed price purchase agreements for possible consolidation by the Company under FIN 46-R. This requires the Company to compute expected losses and expected residual returns based on the probability of future cash flows as outlined in FIN 46-R. This calculation requires substantial management judgments and estimates. In addition, because the Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land, the Company does not have the ability to compel these development entities to provide financial or other data to assist the Company in the performance of the primary beneficiary evaluation.

The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of some of those entities. As a result, at December 31, 2004, the Company has consolidated five entities in the accompanying consolidated balance sheet. The effect of the consolidation at December 31, 2004 was the inclusion of $118,558 in “Inventory not owned—variable interest entities” with a corresponding inclusion of $114,333 (net of land deposits paid of $4,225) to “Obligations related to inventory not owned.” During the six months ended June 30, 2005, the Company acquired three entities, which were previously consolidated under FIN 46-R at December 31, 2004. The effect of the consolidation at June 30, 2005 was the inclusion of $33,640 in “Inventory not owned—variable interest entities” with a corresponding inclusion of $33,215 (net of land deposits paid of $425) to “Obligations related to inventory not owned.”  Creditors, if any, of these variable interest entities have no recourse against the Company.

4.              WARRANTY RESERVE

Warranty reserves for houses sold are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period. Since the Company subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities for the three months ending June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$954	$671	$916	$541
Additions	153	251	309	418
Releases and/or charges incurred	(162)	(171)	(280)	(208)
Balance at end of period	$945	$751	$945	$751

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

The following table is a summary of interest incurred and capitalized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total interest incurred	$3,254	$907	$5,767	$1,938
Beginning interest capitalized	5,987	$2,203	4,524	$1,428
Plus: Interest incurred on notes payable	2,993	532	5,096	1,212
Plus: Interest incurred on related party notes payable	188	426	269	771
Less: Interest expensed as a component of cost of sales	(1,159)	(365)	(1,880)	(615)
Ending interest capitalized	$8,009	$2,796	$8,009	$2,796

6.              EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share
Net Income	$3,066	$3,002	$6,875	$5,108
Basic weighted-average shares outstanding	11,831	7,067	11,727	7,067
Per share amounts	$0.26	$0.42	$0.59	$0.72
Dilutive earnings per share
Net income	$3,066	$3,002	$6,875	$5,108
Basic weighted-average shares outstanding	11,831	7,067	11,727	7,067
Stock options and restricted stock grants	162	—	155	—
Dilutive weighted-average shares outstanding	11,993	7,067	11,882	7,067
Per share amounts	$0.26	$0.42	$0.58	$0.72

Shares issued to the owners of the Predecessor in exchange for their interests in connection with the Consolidation have been reflected in weighted average shares as of the beginning of the earliest period presented.

Comprehensive income

For the three and six months ended June 30, 2005 and 2004, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying combined consolidated financial statements.

7.              MINORITY INTERESTS

During March 2005, the Company purchased certain noncontrolling minority interests in its consolidated subsidiaries for a total purchase price of $2,242.  Because the underlying book value of the minority interests was $2,360, the Company allocated $118 as a reduction in the subsidiary’s real estate held for development and sale accounts.

8.              INVESTMENT IN REAL ESTATE PARTNERSHIPS

Prior to the Company’s acquisition of Comstock Service as discussed in Note 1, Comstock Service in 2001 had invested $41 in North Shore Investors, LLC for a 50% ownership interest. North Shore Investors, LLC was formed to acquire and develop residential lots and construct single family and townhouse units. In 2002, as a result of recognizing its share of net losses incurred by North Shore Investors, LLC, Comstock Service reduced its investment in North Shore Investors, LLC, to $0.

Since the inception to June 30, 2005, the partnership has incurred losses of approximately $2,000.  On June 28, 2005 the Company received a capital call from North Shore in the amount of $719 so that North Shore may comply with certain debt repayments.  Because the Company may be obligated to provide future financial support, the Company, during the six months ended June 30, 2005 recorded its share of losses incurred by North Shore in the accompanying financial statements in the amount of $26.  As of June 30, 2005 the Company carried the following amounts in its financial statements related to North Shore:

Investment in real estate partnerships	$(26)
Due from affiliates	$1,496

In addition the Company may be obligated in certain circumstances to provide additional capital in the amount of $2 million. As of August 8, 2005 the Company has not paid its share of the capital call and is exploring alternatives with all parties involved to reorganize or restructure the partnership in order to maximize potential returns. The Company has evaluated the carrying value of its investment in and receivable from North Shore. Based on current negotiations with the members of the partnership and the developer  of the community, as well as a no-fee option the Company has secured to unilaterally purchase the outstanding obligation of the partnership to Royal Bank of Canada, at par value, in the event of a default, the Company does not believe an impairment reserve is warranted at this time.  However, it is possible this may change in future periods, or, based on results of negotiations, the Company may, in the future be required to consolidate the North Shore entity.

9.              DEBT

In February 2005, the Company completed a purchase of a 424 unit Condominium conversion project located in Fairfax, Virginia. To finance this transaction, the Company entered into a promissory note agreement relating to $67,000 of indebtedness bearing interest at a rate equal to the greater of: (i) 5.50% or (ii) 3.50% + the three month LIBOR rate. At June 30, 2005, the Company owed a total of $42,474.

In March 2005, as a result of purchasing three real estate projects known as Countryside, Barrington and Blake, the Company entered into promissory note agreements relating to an aggregate of $29,282 of indebtedness bearing a weighted average interest rate of approximately 5.42% to finance the purchases and future development needs. On June 30, the Company owed a total of $18,798.

10.       INCOME TAX

Prior to December 17, 2004, the Predecessor had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code and therefore was not subject to income taxes. Taxable income or loss was passed through and reported by the individual shareholders. Subsequent to the Consolidation, the Company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with SFAS 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Tax provision consists of the following as of June 30, 2005:

Current:
Federal	3,778
State	449
4,227
Deferred:
Federal	(156)
State	(19)
(175)
Total income tax expense	4,052

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at June 30, 2005 were as follows:

June 30, 2005
Deferred Tax Assets:
Inventory	1,974
Warranty	303
Deferred rent	13
Accrued expenses	94
Stock-based compensation	315
2,699
Less — valuation allowance	(1,301)
Net deferred tax assets	1,398
Deferred tax liabilities:
Depreciation and amortization	(249)
Net deferred tax liabilities	(249)
Net deferred tax assets	1,149

The Company has adequately provided for contingencies related to income taxes in accordance with SFAS No. 5.  At June 30, 2005, the Company recorded a $278 income tax reserve which is on the balance sheet.  This tax reserve relates predominately to a potential dispute by taxing authorities over tax benefits resulting from additional income tax basis in certain residential housing development projects.  The Company has also determined that a valuation allowance of approximately $1,301 as of June 30, 2005 related to a deferred tax asset of approximately $1,301 resulting from additional tax basis in residential real estate development projects.  In analyzing the need for the provision of tax contingency reserves and the valuation allowance, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experience and judgments about potential actions by taxing jurisdictions.

11.       RESTRICTED STOCK, STOCK OPTIONS, AND OTHER STOCK PLANS

On December 13, 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan, (the “Plan”) provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. The Plan provided for an initial authorization of 1,550 shares of Class A Common stock for issuance thereunder, plus an additional annual authorization effective January 1, 2006 equal to the lesser of (i) 3% of the

Class A Common Stock outstanding on the date of determination, (ii) 500,000 shares or (iii) such lesser as may be determined by the Company’s Board of Directors.

Effective January 1, 2004, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant.  In accordance with the provisions of SFAS No. 123(R) and SFAS No. 148, $561 and $0 was recorded for total stock-based compensation expense for the three months ended June 30, 2005 and 2004 respectively and $1,097 and $0 respectively for the six months ended June 30, 2005 and 2004.  Of this amount $55 and $110 was related to stock option grants for the three and six months ended June 30, 2005 and the remainder was related to restricted stock grants.

On June 30, 2005 the following amounts were available for issuance:

Shares Available for issuance at December 31, 2004	1,168
Adjustments:
Restricted Stock Grants – Issued	(16)
Restricted Stock Grants – Forfeited	4
Shares Available for issuance at March 31, 2005	1,156

12.       COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of its business, the Company and/or its subsidiaries are named as defendants in certain legal actions arising from its normal business activities. Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At June 30, 2005, the Company has outstanding $8,186 in letters of credit and $12,193 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

Operating leases

The Company leases office space under non-cancelable operating leases. Minimum annual lease payments under these leases at June 30, 2005 approximate:

Year Ended: Amount
2005	$324
2006	629
2007	642
2008	667
2009	547
2010	10
Thereafter	—
Total	$2,819

Operating lease rental expense aggregated $301 and $170, respectively, for six months ended June 30, 2005 and 2004.

13.       RELATED PARTY TRANSACTIONS

In June 2002, the Predecessor entered into a promissory note agreement with TCG Fund I, LC to fund development projects. TCG Fund I, LC, is a related party in which the Company has an equity investment. The promissory note agreement allows for the Company to borrow up to $4 million. The note bears interest at 12% per annum and was paid in full during June 2005. As of June 30, 2005 and December 31, 2004, the amount owed to TCG Fund I amounted to $0 and approximately $3.3 million, respectively. Accrued interest payable on this note totaled $0 and $106 at June 30, 2005 and December 31, 2004, respectively.

In September 2004, the Predecessor entered into a promissory note agreement with TCG Fund II, LC to fund development projects. TCG Fund II, LC is an entity which the company manages as a non-member. The promissory note agreement allows the Company to borrow up to $10 million. The note bears interest at 12% per annum and is due on September 7, 2007. As of June 30, 2005 and December 31, 2004 the Company owed $2.6 and $2.4 million, respectively, under this promissory agreement. Accrued interest payable on this note totaled $4 and $49 at June 30, 2005 and December 31, 2004, respectively.

In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C., an affiliate of our predecessor in which executive officers of the Company Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, Dwight Schar, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. For the three and six months ended June 30, 2004, total payments made under this lease agreement were $77 and $141, respectively.  On September 30, 2004 the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity owned by Christopher Clemente.  For the three months and six months ended June 30, 2005, total payments made under this lease agreement were $142 and $277, respectively.

In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, Louis Clemente, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at one of the Company’s developments.  The Company paid $6.3 million and $1.9 million to this construction company during the six months ended June 30, 2005 and 2004, respectively.

At June 30, 2005 and December 31, 2004, the Company had an outstanding note receivable from Investors Management, LLC of $0 and $163 respectively, which accrues interest at a rate of 10% per annum. Investors Management, LLC is a related party, which is owned partially by Christopher Clemente, Gregory Benson and Bruce Labovitz (executive officers and/or shareholders of the Company).  At December 31, 2004 accrued interest receivable on this note totaled $5. During February 2005 the Company received payment in full on this note.

Christopher Clemente’s mother-in-law, Janice Schar, and Gary Martin each invested $100 as minority shareholders in one of our subsidiaries, and Judah and Deborah Labovitz, the parents of Bruce Labovitz, loaned approximately $300 to another of our subsidiaries.  During the first quarter 2005, the Company repurchased the minority interests of Janice Schar and Gary Martin for an approximate purchase price of $136.  In April 2005, the Company paid the $300 loan to Judah and Deborah Labovitz in full.

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution that was developed by I-Connect along with any improvements made thereto by the Company remained the property of I-Connect. For the three months ended June 30, 2005 and 2004, the Company paid $155 and $127, respectively, to I-Connect.  During the six months ended June 30, 2005 and 2004, the Company paid $260 and $239, respectively, to I-Connect.  Also, in March 2003, the Predecessor entered into a space sharing agreement with I-Connect, L.C. to occupy and use 3,342 square feet of office space subleased by I-Connect, L.C. from a third party in Reston, Virginia. The Predecessor paid $0 and $4, respectively, under this agreement for the three months and six months June 30, 2005 and 2004. On June 24, 2003, the I-Connect, L.C. sublease was assigned to Comstock Partners, L.C. (as landlord). The space sharing agreement with I-Connect ended on September 30, 2004.

For three months ended June 30, 2005 and 2004, the Predecessor received revenue of approximately $0 and $1.3 million, respectively, by providing administrative and sales support to Comstock Service Corp., Inc., a related party owned by Christopher Clemente and Gregory Benson. During the six months ended June 30, 2005 and 2004, the Company received revenue of approximately $0 and $2.1 million, respectively.

In October 2004, the Predecessor entered into an agreement with Comstock Asset Management Inc., in which the Company would provide management services for a fee of $20 a month.  For the three months and six months ended June 30, 2005 the Company recorded $60 and $120, respectively, in revenue. At both June 30, 2005 and December

31, 2004 the Predecessor recorded a receivable for $60, from this entity. In addition, the Company in November 2004, entered into an agreement with Comstock Asset Management to sell certain retail condominium units at Potomac Yard for a total purchase price of $14,500. In connection with this sale, the Company received a deposit of $8,000 upon execution of this agreement.

During the three months ended March 31, 2005 and 2004, the Company provided bookkeeping services to certain related party entities at no charge.

In August 2004, the Predecessor entered into a $2,400 promissory note agreement with Belmont Models I, L.C., an entity managed by Investors Management. The note bears an interest rate of 12%, which is payable monthly and matures in July 2005.  In March 2005, the Company sold four condominium units to Belmont Models I, L.C. under a sale and leaseback arrangement. The four condominium units were delivered for a total purchase price of $2,000 and leased back at a rate of $20 per month.  The Company expects the lease to continue for a period of twenty-four months.  As a result of the deliveries, the promissory note was reduced by the total purchase price.  At June 30, 2005 and December 31, 2004 the Company owed $663 and $2,400, respectively. Accrued interest payable on this note totaled $13 and $49, respectively, at June 30, 2005 and December 31, 2004.

During six months ended June 30, 2005 and 2004 the Predecessor entered into sales contracts to sell homes to certain employees of the Company.  The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program.  Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us.  Sales of homes to employees for investment purposes are conducted at market prices.

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

The following table summarizes certain information related to new orders, settlements, and backlog for the three and six month periods ended June 30 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

New orders	160	71	406	203
New order revenues	$59,134	$26,063	$162,417	$73,160
Average new order price	$370	$367	$400	$360

Settlements	123	88	201	134
Settlement revenue	$39,599	$29,118	$68,064	$44,254
Average settlement price	$322	$331	$339	$330

Backlog	$268,579	$60,433	$268,579	$60,433

Note: For the six months ended June 30, 2005 there were an additional 10 new orders with corresponding new order revenue of $2.6 million at the Company’s North Shore joint venture.

At June 30, 2005, we either owned or controlled under option agreements or non-binding letters of intent over 5,700 building lots including non-consolidating joint ventures in which we are the manager.  We currently have communities under development in Arlington, Fairfax, Loudoun, Culpepper and Prince William counties in Virginia. In Maryland we are currently active in Frederick County. In North Carolina we have active communities in Raleigh and Wake counties. The following chart summarizes certain information for our current and planned communities as of June 30, 2005:

	As of June 30, 2005
Project	Status (1)	Estimated Units at Completion	Units Settled	Backlog(2)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average Sales Price
Virginia
Blooms Mill TH 20’	Completed	91	91	—	—	—	$275,118
Blooms Mill TH 22’	Active	113	43	38	32	—	$421,386
Blooms Mill Carriage	Active	91	34	47	10	—	$450,067
Blooms Mill Singles	Completed	35	35	—	—	—	$497,226
Commons on Potomac Sq	Active	192	—	20	172	—	$232,260
Commons on Williams Sq	Active	180	—	74	106	—	$357,702
Countryside	Active	102	—	—	102	—	n/a
The Eclipse on Center Park	Active	465	—	371	94	—	$393,841
Penderbrook	Active	424	74	12	338	—	$249,608
River Club at Belmont Bay 5	Active	84	35	36	13	—	$448,177
Woodlands at Round Hill	Active	65	4	22	39	—	$735,034
Wescott Ridge - ADUs(3)	Completed	37	37	—	—	—	$76,920

Total VA Active and Completed		1,879	353	620	906	—	$376,122
Total VA Active and Completed Weighted Avg(4)							$347,345

Aldie Singles	Development	15	—	—	—	15	n/a
Barrington Park	Development	148	—	—	134	14	n/a
Blakes Crossing	Development	130	—	—	130	—	n/a
Brandy Station	Development	350	—	—	—	350	n/a
Loudoun Station Condominiums	Development	484	—	—	—	484	n/a
River Club at Belmont Bay 8&9	Development	600	—	—	—	600	n/a

Total VA Development		1,727	—	—	264	1,463

Total Virginia		3,606	353	620	1,170	1,463

Maryland
Emerald Farm	Active	84	45	19	20	—	$427,675

Total Maryland		84	45	19	20	—

North Carolina
Allyn’s Landing	Active	117	11	2	104	—	$222,824
Beckett Crossing	Active	115	106	6	3	—	$313,134
Delta Rdge II Townhomes	Active	41	40	—	1	—	$174,256
Kelton at Preston	Active	56	26	3	27	—	$306,570
Wakefield Plantation	Active	57	29	3	25	—	$471,817

Total North Carolina Active		386	212	14	160	—	$297,720
Total North Carolina Active Weighted Average(4)							$293,489

Holland Road	Development	90	—	—	—	90	n/a

Total North Carolina Development		90	—	—	—	90

Total North Carolina		476	212	14	160	90

TOTAL ACTIVE AND COMPLETED		2,349	610	653	1,086	—
TOTAL DEVELOPMENT		1,817	—	—	264	1,553

TOTAL		4,166	610	653	1,350	1,553

Joint Ventures
North Shore Condominiums	Active	196	—	4	192	—	$309,445
North Shore Townhomes	Active	163	23	9	131	—	$238,240

Total Joint Ventures		359	23	13	323	—

GRAND TOTAL		4,525	633	666	1,673	1,553

(1) “Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales. “Completed” communities have settled all units during the three months ended June 30, 2005.

(2) “Backlog” means we have an executed order with a buyer, inclusive of lot sales, but the settlement has not yet taken place.

(3) “ADUs” are affordable dwelling units.

(4) Weighted average is calculated as total estimated homes at completion for projects with average sales prices multiplied by Average sales price divided by total of estimated homes at completion (i.e.: sum of (estimated homes at completion x average sales price) ÷ sum of estimated homes at completion).

Results of Operations

Three and six months ended June 30, 2005 compared to three and six months ended June 30, 2004

Orders and Backlog

New orders for the three months ended June 30, 2005 increased $33.1 million, or 126.9%, to $59.1 million on 160 homes as compared to $26.0 million on 71 homes for the three months ended June 30, 2004. This increase in new orders was primarily attributable to an increase in saleable inventory resulting from new projects including Penderbrook (86 sales), Commons on William Square (12 sales), Blooms Mill (25 sales) and Eclipse at Potomac Yard (16 sales).

New orders for the six months ended June 30, 2005 increased $89.8 million, or 122.8%, to $162.4 million on 406 homes as compared to $73.1 million on 203 homes for the six months ended June 30, 2004. This increase in new orders was primarily attributable to an increase in saleable inventory resulting from the opening of new projects including Penderbrook (86 sales), Commons on Williams Square (59 Units) and the Eclipse at Potomac Yard (60 sales).

The following table summarizes our new orders by project for the three and six months ended June 30, 2005:

	Three months ended	Six months ended
	June 30, 2005

River Club as Belmont Bay 5	3	14
Blooms Mill Carriage	8	37
Blooms Mill TH 22’	13	45
Blooms Mill Singles	2	1
Blooms Mill TH 20’	2	2

Emerald Farm	1	6
Wescott Ridge	—	3

Commoms on Williams Sq	12	59
Commons on Potomac Sq		20

The Eclipse on Center Park	16	90
Woodlands at Round Hill	9	21

Penderbrook	86	86
Wakefield Plantation	2	4

Kelton at Preston	3	6
Delta Ridge II Townhomes	—	3

Beckett Crossing	3	9
Total	160	406

The average sale price per new order for the three months ended June 30, 2005 increased by $3,000 to $370,000 as compared to $367,000 for the three months ended June 30, 2004. The increase was attributable to general price appreciation in the Washington, DC area and a shift in product mix that included a significant number of higher-priced condominium and single family sales.  The increase was offset by the commencement of unit sales at our Penderbrook project, a condominium conversion project, in which existing apartment units are being converted to for-sale condominiums. Our strategy with respect to conversion projects, is to identify assets where we can offer lower priced, affordable product to first time home buyers.  We focus on older assets where we can add value while maintaining price points which are more attractive to our target buyers. Because of the lower per unit costs involved in a conversion project and the ability to convert and sell units quickly, as compared to building a new condominium, average new order prices are lower. Exclusive of Penderbook, our average sales price per new order was $509,000 for the three months ended June 30, 2005.

The average sale price per new order for the six months ended June 30, 2005 increased by $40,000 to $400,000 as compared to $360,000 for the six months ended June 30, 2004. The increase was attributable to general price appreciation in the Washington, DC area, a shift in product mix that included a significant number of higher-priced condominium and single family sales.  Although selling prices have generally increased in the markets the Company is in, the decrease in the average selling price is a result of the Penderbrook project, a new condominium conversion project in which existing apartment units are being converted to condominiums.   Sales prices tend to be lower in these conversion projects as compared to our new construction condominium projects.  Exclusive of Penderbook, our average sales price per new order was $441,000 for the six months ended June 30, 2005

The following table summarizes our average new order sales price by product type for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Townhome	$494	$347	$451	$332
Single family	670	596	623	492
Condominium	444	360	399	364
Condominium conversion	250	n/a	250	n/a

Our backlog at June 30, 2005 increased $208.1 million, or 344.4%, to $268.6 million on 653 homes as compared to our backlog at June 30, 2004 of $60.4 million on 162 homes. This increase in backlog is a result of new projects and new orders which exceeded delivered homes. Increases in backlog were realized at Penderbrook ($3.0), the Eclipse ($146.1 million), Commons on William Square ($26.5 million) and Woodlands at Round Hill ($16.0 million).  In addition, as a result of our merger with Comstock Service on December 17, 2004, our Raleigh operation, which had not previously been included in our reported backlog, represented backlog of $9.1 million at June 30, 2005.

Revenues.

The number of homes delivered for the three months ended June 30, 2005 increased by 39.8% to 123 from 88 homes for the three months ended June 30, 2004. Average revenue per home delivered decreased by approximately $9,000 to $322,000 for the three months ended June 30, 2005 as compared to $331,000 for the three months ended June 30, 2004. Home building revenues increased by $10.4 million, or 36.0%, to $39.6 million for the three months ended June 30, 2005 as compared to $29.1 million for the three months ended June 30, 2004. The increase in deliveries and revenues for the three months ended June 30, 2005 is primarily attributable to the Company’s Penderbrook project and the merger with Comstock Service.  The Penderbrook project and the merger of Comstock Service added 74 and 11 settlements respectively, for the three months ended June 30, 2005.  Although selling prices have generally increased in the markets the Company is in, the decrease in the average selling price is a result of the Penderbrook project, a new condominium conversion project in which existing apartment units are being converted to condominiums.   Sales prices tend to be lower in these conversion projects as compared to our new construction condominium projects.

The number of homes delivered for the six months ended June 30, 2005 increased by 50.0% to 201 from 134 homes for the six months ended June 30, 2004. Average revenue per home delivered increased by approximately $8,000 to $339,000 for the six months ended June 30, 2005 as compared to $330,000 for the six months ended June 30, 2004. Home building revenues increased by $23.8 million, or 53.8%, to $68.0 million for the six months ended June 30, 2005 as compared to $44.2 million for the six months ended June 30, 2004. The increase in deliveries and revenues for the three months ended June 30, 2005 is primarily attributable to the opening of the Company’s Penderbrook project and the merger with Comstock Service.  The Penderbrook project and the merger of Comstock Services added 74 and 18 settlements respectively, for the six months ended June 30, 2005.  The increase in average sales price was due to general price appreciation and shift in product mix which in turn was partially offset by the

Penderbrook project as discussed above.

Other Revenue

Other revenue for the three and six months ended June 30, 2005 decreased by $1.7 and $4.2, respectively, from the comparable periods in 2004. Other revenue for the three and six months ended June 30, 2004 included revenues associated with lot sales made to a third party and revenue associated with the management of Comstock Service, which was merged into Comstock Homebuilding on December 17, 2004.  For the three and six months ended June 30, 2005 other revenue included only revenue associated with the Company’s Settlement Title Services division, management fees received from Comstock Asset Management Inc. (as discussed in Note 13), and revenue received from a marketing services alliance.

Cost of sales

Cost of sales for the three months ended June 30, 2005 increased $9.2 million, or 45.0%, to $29.7 million, or 74.9% of revenue, as compared to $20.4 million, or 70.2% of revenue, for the three months ended June 30, 2004.

The 4.7 percentage point increase in cost of sales as a percentage of revenue, for the three months ended June 30, 2005 is primarily attributable to lower margins on sales in the North Carolina market and the Company’s Penderbrook project. As discussed above, Comstock Service, the Company’s North Carolina division, was merged into Comstock Homebuilding on December 17, 2004.  Due to current market conditions in the North Carolina market, which have caused extended hold and carry periods between acquisition and delivery, the Company experienced lower margins on its North Carolina settlements primarily due to increasing interest carrying costs and modest revenue concessions. In addition, the Company’s newly opened Penderbrook project, a condo conversion project, experienced lower margins due to the nature of a conversion project in which the Company buys an existing structure and adds value through upgrades.  As a result, costs of sales tend to be higher as a percentage of revenue than our new construction projects.

For the six months ended June 30, 2005 cost of sales increased $16.5 million, or 53.6%, to $47.2 million, or 69.4% of revenue, as compared to $30.8 million, or 69.5% of revenue, for the six months ended June 30, 2004.  Cost of sales for the six months ended June 30, 2005 was consistent with the prior comparable period at approximately 69.4% of revenue.  For the six months ended June 30, 2005 the Company experienced higher gross margins as a result of higher sales prices and a reduction of cost estimates in the Company’s Blooms Mill project. These higher margins were offset by lower margins in the Company’s North Carolina division and the Company’s Penderbrook project for reasons discussed above.  Because Penderbrook was not as significant a percentage of total deliveries for the six months ended June 30, 2005 as it was for the three months ended June 30 2005, it did not have a material negative impact on overall gross margins

Cost of sales other

Cost of sales other for the three and six months ended June 30, 2005 decreased $1.5 and $3.6 million, respectively, from the comparable periods in 2004. Cost of sales for the three and six months ended June 2004 included $1.5 and $3.6 million related to expenses associated with lot sales made to a third party and expenses associated with the management of Comstock Service, which was merged into Comstock Homebuilding on December 17, 2004.  For the three and six months ended June 30, 2005 cost of sales other only includes expenses associated with the management of the Company’s Settlement Title Services division.

Selling, general and administrative

Selling, general and administrative costs for the three months ended June 30, 2005 increased $1.1 million or 25.2% to $5.6 million, as compared to $4.5 million for the three months ended June 30, 2004. Selling, general and administrative expenses represented 11.6% of total revenue for the three months ended June 30, 2005, as compared to 15.0% for the three months ended June 30, 2004.

This increase for the three months ended June 30, was the result of bonuses under our incentive plans ($400,000), computer and legal expenses ($200,000), board fees and stock compensation ($75,000), commission fees ($150,000), promotion and model rent ($250,000) and other miscellaneous expenses associated with our growth in staffing and land acquisition efforts ($100,000).

Selling, general and administrative costs for the six months ended June 30, 2005 increased $3.8 million, or 54.3% to $10.7 million, as compared to $6.9 million, for the six months ended June 30, 2004.

This increase for the six months ended June 30, was the result of additional staffing costs and compensation ($1.4 million), legal expenses ($300,000), board fees and stock compensation ($940,000), insurance costs ($200,000), consulting fees ($175,000) promotion ($100,000) and other miscellaneous expenses associated with our growth in staffing and land acquisition efforts ($400,000). In addition, our consolidation with Comstock Service increased our selling, general and administrative expenses by $400,000.  Selling, general and administrative expenses represented 15.6% of total revenue for both the six months ended June 30, 2005 and 2004.

 Operating income

Operating income for the three months ended June 30, 2005 decreased $33,000 to $4.6 million, as compared to $4.7 million for the three months ended June 30, 2004. Operating margin for the three months ended June 31, 2005 was 11.6%, as compared with 15.0% for the three months ended June 30, 2004. The 3.4 percentage point decrease in operating margin is primarily attributable increase in cost of sales as a percentage of revenue as discussed above.

Operating income for the six month ended June 30, 2005 increased $3.0 to $10.7 million, as compared to $7.7 million for the six months ended June 30, 2004. Operating income for the six months ended June 30, 2005 was consistent with the prior comparable period at approximately 15.6%.

Other (income) expense, net

Other (income) expense, net increased by $151,000 to a net income of $154,000 for the three months ended June 30, 2005, as compared to of $3,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005 other (income) expense, net increased by $250,000 to a net income of $190,000 for the six months ended June 30, 2005 as compared to net expense of $60,000 for the six months ended June 30, 2004. The increase in other (income) expense net is primarily attributable to interest earned on the Company’s cash balances generated as a result of the proceeds from the Company’s initial and follow on public offering.

Minority interest

Minority interest expense decreased by $1.7 million to $7,000 for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. For the six months ended June 30, 2005 minority interest expense decreased by $2.5 million to $8,000, as compared to the six months ended June 30, 2004. This decrease is the result of our repurchase or redemption of substantially all of the minority interests in four of our limited liability company subsidiaries including Comstock Investors V, L.C., Comstock Investors VI, L.C., Comstock Potomac Yard, L.C. and Comstock North Carolina, L.L.C.

Income taxes

On December 17, 2004, the Company reorganized from a group of S corporations to a C corporation. As a result, income tax expense increased $1.7 and $4.0 million for the three and six months ended June 30, 2005, as compared to no income tax expense for the three and six months ended June 30, 2004.  The Company’s combined effective tax rate including both current and deferred provisions for this three and six months ended June 30, 2005 was 36% and 37.1%, respectively.

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

In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. Our overall borrowing capacity may be constrained by loan covenants which limit the ratio of our total liabilities to our total equity. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital than would be required if we built each project with long-term amortizing debt. At June 30, 2005, we had approximately $141.4 million of debt financing (including our distribution payable to our pre-initial public offering stockholders) and $70.4 million of unrestricted cash. As discussed in more detail below, we believe that funds generated from the sale of our equity securities, operations and borrowings under our credit facilities will provide us with sufficient capital to meet our existing and expected capital needs.

Credit Facilities

At June 30, 2005, we had approximately $149.3 million available under existing secured revolving development and construction loans for planned construction and development expenditures. A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 275 to 375 basis points over the LIBOR rate and 50 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At June 30, 2005, the one-month LIBOR and prime rates of interest were 3.34% and 6.25%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 5.54% to 9.35%. For information regarding risks associated with our level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

We have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities. While the loan agreements relating to these various facilities contain certain covenants, they generally contain few, if any, material financial covenants.  As of June 30, 2005, we were in compliance with the financial covenants set forth in our loan agreements.

From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of June 30, 2005, the annual rate of interest on these facilities ranged from 5.4% to 16%. At June 30, 2005, we had approximately $29.7 million outstanding under these subordinate and unsecured facilities. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.

We are considering replacing our credit facilities with one or more larger facilities, which may reduce our aggregate debt financing costs. We would be the borrower and primary obligor under this larger facility or facilities, and we anticipate the indebtedness would be secured, nonrecourse and based on an available borrowing base.

Cash Flow

Net cash provided by/(used in) operating activities was ($99.7) million for the six months ended June 30, 2005, as compared to $7.2 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, the decrease in cash was primarily attributable to investment in real estate held for development and sale.  For the six months ended June 30, 2004, the increase in cash from operating activities was primarily attributable to increases in accounts payable.

Net cash provided by/ (used in) investing activities was $(61,000) for the six months ended June 30, 2005 and $(98,000) for the six months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, the decrease in cash from investing activities was primarily attributable to the purchase of property, plant and equipment.

Net cash provided by/ (used in) financing activities was $102.6 million for the six months ended June 30, 2005 and $(2.5 million) for the six months ended June 30, 2004.  The increase in cash from financing activities for the six months ended June 30, 2005, was primarily attributable to proceeds from our follow on offering and proceeds from notes payable to finance our acquisitions of real estate held for development and sale. The decrease in cash from financing activities for the six months ended June 30, 2004 was primarily attributable to the payments made on notes payable.

Material Acquisitions & Subsequent Events

We are currently party to the following option contracts and non-binding letters of intent:

•                  In July 2005 we acquired a parcel containing 14 condominium units contiguous to our existing Barrington property which will be annexed into Barrington and included in that project’s lot counts starting the third quarter of 2005;

•                  In June 2005 we entered into an option contract to purchase an existing 258 unit apartment complex in Reston, Virginia to be converted into affordable condominiums;

•                  In July 2005 we entered into an option contract to purchase an undeveloped parcel designed for 190 single family homes in Culpeper County, Virginia;

•                  In August 2005 we entered into an option contract to purchase an undeveloped 10 unit single family home project in Western Loudoun County, Virginia;

•                  In August 2005 we expect to enter into an option contract to purchase an undeveloped 150 unit two over two stacked townhouse project in Ocean City, Maryland;

•                  In August 2005 we expect to enter into an option contract to purchase a 232 unit to-be-built high rise project in the southern part of Fairfax County, Virginia;

•                  In August 2005 we expect to enter into an option contract to purchase an existing 316 unit apartment complex in Leesburg, Virginia to be converted to affordable condominiums.

There is no guarantee that we will execute a purchase contract with respect to any of these properties or that we will complete any of these acquisitions.

Recent Accounting Pronouncements

FAS 154 Accounting Changes and Error replace APB Opinion No. 20, and FASB Statement No. 3. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of June 30, 2005, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $1.1 million in a fiscal year, a significant portion of which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price option contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chairman and Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other employees.  Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.  During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2005 AnnualMeeting of Stockholders of the Company was held on April 7, 2005, at which the following matters set forth in the Company’s Proxy Statement dated February 14, 2005, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below. All numbers reported are shares of the Company’s common stock.

1.               The nominees listed below were elected directors with the respective votes set forth opposite their names:

Nominee	For	Authority Withheld
Mr. James A. MacCutcheon	46,947,874	236,612
Mr. David M. Guernsey	46,948,374	236,112
Mr. Robert P. Pincus	46,948,774	235,712
Mr. Socrates Verses	46,948,674	235,812

Messrs.  MacCutcheon, Guernsey, and Pincus have each been elected for three-year terms expiring in 2008.  Socrates Verses has been elected for a one-year term expiring in 2006.

Gregory V. Benson and Gary Martin are in the class of directors whose term will expire in 2006. Christopher Clemente and A. Clayton Perfall are in the class of directors whose terms will expire in 2007.

2.     The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of our Company for the fiscal year ending December 31, 2005 was ratified with 47,180,275 votes for the proposal, 3,211 votes against and 1,000 votes abstaining.

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
(No. 333-118193)

10.1	Life Insurance Reimbursement Agreement with William P. Bensten

10.2	Life Insurance Reimbursement Agreement with Bruce J. Labovitz

10.3	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: August 9, 2005	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer