Form 10-Q
period 2005-09-30
Comstock Homebuilding Companies, Inc.
filed 2005-11-14
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

As of November 10, 2005, 11,257,531 shares of the Class A common stock, par value $.01 per share, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$64,129	$67,559
Restricted cash	13,147	7,500
Receivables	7,327	239
Due from related parties	3,318	1,447
Real estate held for development and sale	259,994	104,326
Inventory not owned - variable interest entities	68,250	118,558
Property, plant and equipment	521	488
Investment in real estate partnerships	(53)	1,029
Deferred income tax	1,243	821
Other assets	6,130	2,540
TOTAL ASSETS	$424,006	$304,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$59,089	$35,532
Income taxes payable	3,946	290
Due to related parties	40	148
Obligations related to inventory not owned	63,850	114,333
Notes payable	155,004	65,684
Notes payable–related parties	3,263	10,944
Distribution payable	3,205	12,655
TOTAL LIABILITIES	288,397	239,586

Commitments and contingencies (Note 12)

Minority interest	387	2,695

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 11,538,609 and 9,160,608 issued and outstanding	115	92
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	128,958	75,510
Unearned Compensation	(3,146)	(4,314)
Retained earnings (accumulated deficit)	9,268	(9,089)
TOTAL SHAREHOLDERS’ EQUITY	135,222	62,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$424,006	$304,507

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004
		Predecessor		Predecessor
Revenues
Sale of real estate—Homes	$72,409	$23,395	$140,473	$67,649
Other revenue	6,028	2,437	6,604	7,165
Total revenue	78,437	25,832	147,077	74,814

Expenses
Cost of sales of real estate	50,838	13,897	98,087	44,665
Cost of sales of other	3,118	1,773	3,138	5,419
Selling, general and administrative	6,562	2,636	17,222	9,546

Operating income	17,919	7,526	28,630	15,184
Other (income) expense, net	(463)	241	(653)	301

Income before minority interest and equity in earnings of real estate partnerships	18,382	7,285	29,283	14,883
Minority interest	6	1,812	14	4,360

Income before equity in earnings of real estate partnerships	18,376	5,473	29,269	10,523

Equity in earnings of real estate partnerships	48	35	82	93

Total pre tax income	18,424	5,508	29,351	10,616
Income taxes	6,941	—	10,993	—

Net income	$11,483	$5,508	$18,358	$10,616

Basic earnings per share	0.82	0.78	1.47	1.50

Basic weighted average shares outstanding	13,987	7,067	12,491	7,067

Diluted earnings per share	0.81	0.78	1.45	1.50

Diluted weighted average shares outstanding	14,168	7,067	12,653	7,067

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	Nine Months Ended September 30,
	2005	2004
		Predecessor
Cash flows from operating activities:
Net income	$18,358	$10,616
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	125	75
Loss on disposal of assets	9	—
Minority interest	14	4,360
Equity in earnings of real estate partnerships	(82)	(93)
Distributions from investment in real estate partnerships	164	90
Amortization of stock compensation	1,749	—
Deferred income tax	(422)	—
Changes in operating assets and liabilities:
Restricted cash	(5,647)	—
Receivables	(7,088)	1,070
Due from related parties	(1,871)	(2,057)
Real estate held for development and sale	(155,668)	(10,487)
Other assets	(3,765)	(2,935)
Accounts payable and accrued liabilities	23,555	5,126
Income tax payable	3,656	—
Due to related parties	(108)	(24)
Net cash (used in) provided by operating activities	(127,021)	5,741
Cash flows from investing activities:
Purchase of property, plant, and equipment	(167)	(187)
Distributions of capital from investments in real estate partnerships	1,000	—
Net cash provided by (used in) investing activities	833	(187)
Cash flows from financing activities:
Proceeds from notes payable	182,666	47,825
Proceeds from related party notes payable	444	8,988
Payments on notes payable	(93,346)	(47,900)
Payments on related party notes payable	(8,125)	(144)
Contribution from minority shareholders	87	—
Payment of distribution payable	(9,450)	—
Distributions paid to minority shareholders	(2,409)	(11,901)
Distributions paid to shareholders	—	(4,233)
Proceeds from shares issued under employee stock purchase plan	81	—
Net proceeds from follow on offering	52,810	—
Net cash provided by (used in) financing activities	122,758	(7,365)
Net (decrease) in cash and cash equivalents	(3,430)	(1,811)
Cash and cash equivalents, beginning of period	67,559	17,160
Cash and cash equivalents, end of period	$64,129	$15,349

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1.              ORGANIZATION AND BASIS OF PRESENTATION

Comstock Homebuilding Companies, Inc. (the “Company”) was incorporated on May 24, 2004 as a Delaware corporation.

On December 17, 2004, as a result of completing its initial public offering (“IPO”) of its Class A Common Stock, the Company acquired 100% of the outstanding capital stock of Comstock Holding Company, Inc. and subsidiaries (“Comstock Holdings”) by merger, which followed a consolidation that took place immediately prior to the closing of the IPO (the “Consolidation”). The Consolidation was effected through the mergers of Sunset Investment Corp., Inc. and subsidiaries, Comstock Homes, Inc. and subsidiaries and Comstock Service Corp., Inc. and subsidiaries (“Comstock Service”) with and into Comstock Holdings. Pursuant to the terms of the merger agreement, shares of Comstock Holdings were canceled and replaced by 4,333 and 2,734 shares of Class A and B Common Stock of the Company, respectively. Both Class A and B Common Stock shares bear the same economic rights. However, for voting purposes, Class A stockholders are entitled to one vote for each share held while Class B stockholders are entitled to fifteen votes for each share held.

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

The consolidated financial statements and notes of the Company as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2004 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation with no effect on previously reported net income or stockholders’ equity.

The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statement of operations for the three and nine months ended September 30, 2005 is not necessarily indicative of the results to be expected for the full year.

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

Real estate held for development and sale consists of the following:

	September 30,	December 31,
	2005	2004
Land and land development costs	$133,378	$65,545
Cost of construction (including capitalized interest and real estate taxes)	126,616	38,781
	$259,994	$104,326

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

The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of some of those entities. As a result, at December 31, 2004, the Company has consolidated five entities in the accompanying consolidated balance sheet. The effect of the consolidation at December 31, 2004 was the inclusion of $118,558 in “Inventory not owned—variable interest entities” with a corresponding inclusion of $114,333 (net of land deposits paid of $4,225) to “Obligations related to inventory not owned.” During the nine months ended September 30, 2005, the Company consolidated three entities in the accompanying consolidated balance sheet.  The effect of the consolidation at September 30, 2005 was the inclusion of $68,250 in “Inventory not owned—variable interest entities” with a corresponding inclusion of $63,850 (net of land deposits paid of $4,400) to “Obligations related to inventory not owned.”  Creditors, if any, of these variable interest entities have no recourse against the Company.

4.              WARRANTY RESERVE

Warranty reserves for houses sold are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period. Since the Company subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities for the three and nine months ending September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$945	$751	$916	$541
Additions	291	138	600	556
Releases and/or charges incurred	(155)	(56)	(435)	(264)
Balance at end of period	$1,081	$833	$1,081	$833

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

The following table is a summary of interest incurred and capitalized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total interest incurred	$3,062	$1,070	$8,824	$3,008
Beginning interest capitalized	8,009	$2,796	4,524	$1,428
Plus: Interest incurred on notes payable	3,001	738	8,097	1,950
Plus: Interest incurred on related party notes payable	20	275	289	1,046
Less: Interest expensed as a component of cost of sales	(1,646)	(352)	(3,526)	(967)
Ending interest capitalized	$9,384	$3,457	$9,384	$3,457

6.              EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share
Net Income	$11,483	$5,508	$18,358	$10,616
Basic weighted-average shares outstanding	13,987	7,067	12,491	7,067
Per share amounts	$0.82	$0.78	$1.47	$1.50
Dilutive earnings per share
Net income	$11,483	$5,508	$18,357	$10,616
Basic weighted-average shares outstanding	13,987	7,067	12,491	7,067
Stock options and restricted stock grants	181	—	162	—
Dilutive weighted-average shares outstanding	14,168	7,067	12,653	7,067
Per share amounts	$0.81	$0.78	$1.45	$1.50

Shares issued to the owners of the Predecessor in exchange for their interests in connection with the Consolidation have been reflected in weighted average shares as of the beginning of the earliest period presented.

Comprehensive income

For the three and nine months ended September 30, 2005 and 2004, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying combined consolidated financial statements.

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

8.              INVESTMENT IN REAL ESTATE PARTNERSHIPS

Prior to the Company’s acquisition of Comstock Service as discussed in Note 1, Comstock Service in 2001 had invested $41 in North Shore Investors, LLC (“North Shore”) for a 50% ownership interest. North Shore was formed to acquire and develop residential lots and construct single family and townhouse units. In 2002, as a result of recognizing its share of net losses incurred by North Shore, Comstock Service reduced its investment in North Shore, to $0.

Since the inception to September 30, 2005, North Shore has incurred losses of approximately $2,135.  On June 28, 2005 the Company received a capital call from North Shore in the amount of $719 so that North Shore may comply with certain debt repayments.  Because the Company may be obligated to provide future financial support to cover certain debt repayments, the Company, during the three and nine months ended September 30, 2005 recorded its share of losses incurred by North Shore in the accompanying financial statements in the amount of $27 and $53, respectively.

During the third quarter of 2005, the Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loan made for the benefit of North Shore. The Company finalized the purchase of the loans on or about September 8, 2005, issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and subsequently filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005.

As of September 30, 2005 the Company carried the following amounts in its financial statements related to North Shore:

Investment in real estate partnerships	$(53)
Due from affiliates	$1,491
Development and construction loan receivable	$1,741

In addition the Company may be obligated in certain circumstances to provide additional capital to cover certain debt repayments to North Shore in the amount of $2 million. As of November 8, 2005 the Company has not paid its share of the capital call and is exploring alternatives with all parties involved to reorganize or restructure the partnership in order to maximize potential returns.  The Company has evaluated the carrying value of its investment in and receivables from North Shore. At this time the Company does not believe an impairment reserve is warranted. However, it is possible this may change in future periods.  In addition, based on results of negotiations, the Company may, in the future be required to consolidate the North Shore entity.

9.              DEBT

In September 2005, the Company completed a purchase of a 316 unit condominium conversion project located in Leesburg, Virginia.  To finance this transaction, the Company entered into a promissory note agreement relating to $47,725 of indebtedness bearing interest at a rate of 1.9% + the one month LIBOR rate (3.86% at September 30, 2005).  At September 30, 2005, the Company owed a total of $35,905 under this note.

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

The Company’s income tax provision consists of the following as of September 30, 2005:

Current:
Federal	9,557
State	1,813
11,370
Deferred:
Federal	318
State	59
(377)
Total income tax expense	10,993

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at September 30, 2005 were as follows:

September 30, 2005
Deferred Tax Assets:
Inventory	1,507
Warranty	363
Deferred rent	19
Accrued expenses	109
Stock-based compensation	534
2,532
Less — valuation allowance	(1,112)
Net deferred tax assets	1,420
Deferred tax liabilities:
Depreciation and amortization	(177)
Net deferred tax liabilities	(177)
Net deferred tax assets	1,243

The Company has adequately provided for contingencies related to income taxes in accordance with SFAS No. 5.  At September 30, 2005, the Company recorded a $514 income tax reserve, which is on the balance sheet.  This tax reserve relates predominately to a potential dispute by taxing authorities over tax benefits resulting from additional income tax basis in certain residential housing development projects.  The Company has also established a valuation allowance of approximately $1,112 as of September 30, 2005 related to a deferred tax asset of approximately $1,112 resulting from additional tax basis in residential real estate development projects.  In analyzing the need for the provision of tax contingency reserves and the valuation allowance, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experience and judgments about potential actions by taxing jurisdictions.

11.       RESTRICTED STOCK, STOCK OPTIONS, AND OTHER STOCK PLANS

On December 13, 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan (the “Plan”), which provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. The Plan provided for an initial authorization of 1,550 shares of Class A Common stock for issuance thereunder, plus an additional annual authorization effective January 1, 2006 equal to the lesser of (i) 3% of the Class A Common Stock outstanding on the date of determination, (ii) 500,000 shares or (iii) such lesser amount as may be determined by the Company’s Board of Directors.

Effective January 1, 2004, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant.

On July 6, 2005 the Company issued 106,849 options to the certain officers and employees. The options were issued at an exercise price of $23.90 per share and vest in increments of 25% on December 31, 2006, June 30, 2007, December 31, 2007, and June 30, 2008.

The following table sets forth information about the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model and the weighted-average assumptions used for such grants:

Weighted-average fair value of options granted	$7.61
Dividend yields	N/A
Expected volatility	44.6%
Risk-free interest rates	3.6
Expected lives	2.5 Years

In accordance with the provisions of SFAS No. 123(R) and SFAS No. 148, $663 and $0 was recorded for total stock-based compensation expense for the three months ended September 30, 2005 and 2004, respectively, and $1,749 and $0 respectively for the nine months ended September 30, 2005 and 2004.  Of this amount $143 and $254 was related to stock option grants for the three and nine months ended September 30, 2005 and the remainder was related to restricted stock grants.

On September 30, 2005 the following amounts were available for issuance:

Shares Available for issuance at December 31, 2004	1,168
Adjustments:
Restricted Stock Grants – Issued	(16)
Options – Issued	(107)
Restricted Stock Grants – Forfeited	4
Shares Available for issuance at September 30, 2005	1,049

12.       COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of its business, the Company and/or its subsidiaries are named as defendants in certain legal actions arising from its normal business activities. Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.  Additional disclosures involving legal proceedings are discussed in Part II, Item I in this Form 10-Q.

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At September 30, 2005, the Company has outstanding $5,069 in letters of credit and $13,597 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

Operating leases

The Company leases office space under non-cancelable operating leases. Minimum annual lease payments under these leases at September 30, 2005 approximate:

Year Ended: Amount
2005	$249
2006	837
2007	858
2008	892
2009	721
2010	10
Thereafter	—

Operating lease rental expense aggregated $492 and $269, respectively, for nine months ended September 30, 2005 and 2004.

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

In September 2004, the Predecessor entered into a promissory note agreement with TCG Fund II, LC to fund development projects. TCG Fund II, LC is an entity which the company manages as a non-member. The promissory note agreement allows the Company to borrow up to $10 million. The note bears interest at 12% per annum and is due on September 7, 2007. As of September 30, 2005 and December 31, 2004 the Company owed $2.6 and

$2.4 million, respectively, under this promissory agreement. Accrued interest payable on this note totaled $26 and $49 at September 30, 2005 and December 31, 2004, respectively.

In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C., an affiliate of our predecessor in which executive officers of the Company Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, Dwight Schar, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. For the three and nine months ended September 30, 2004, total payments made under this lease agreement were $90 and $231, respectively.  On September 30, 2004 the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity owned by Christopher Clemente.  On August 1, 2005 the lease agreement was amended for an additional 8.4 square feet. For the three months and nine months ended September 30, 2005, total payments made under this lease agreement were $131 and $408, respectively.

In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, Louis Clemente, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at one of the Company’s developments.  The Company paid $7.8 million and $3.6 million to this construction company during the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005 and December 31, 2004, the Company had an outstanding note receivable from Investors Management, LLC of $0 and $163 respectively, which accrues interest at a rate of 10% per annum. Investors Management, LLC is a related party, which is owned partially by Christopher Clemente, Gregory Benson and Bruce Labovitz (executive officers and/or shareholders of the Company).  At December 31, 2004 accrued interest receivable on this note totaled $5. During February 2005 the Company received payment in full on this note.

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

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution that was developed by I-Connect along with any improvements made thereto by the Company remained the property of I-Connect. For the three months ended September 30, 2005 and 2004, the Company paid $101 and $87, respectively, to I-Connect.  During the nine months ended September 30, 2005 and 2004, the Company paid $361 and $326, respectively, to I-Connect.  Also, in March 2003, the Predecessor entered into a space sharing agreement with I-Connect, L.C. to occupy and use 3,342 square feet of office space subleased by I-Connect, L.C. from a third party in Reston, Virginia. The Predecessor paid $0 and $4, respectively, under this agreement for the three months and nine months September 30, 2005 and 2004. On June 24, 2003, the I-Connect, L.C. sublease was assigned to Comstock Partners, L.C. (as landlord). The space sharing agreement with I-Connect ended on September 30, 2004.

For three months ended September 30, 2005 and 2004, the Predecessor received revenue of approximately $0 and $909, respectively, by providing administrative and sales support to Comstock Service Corp., Inc., a related party owned by Christopher Clemente and Gregory Benson. During the nine months ended September 30, 2005 and 2004, the Company received revenue of approximately $0 and $3 million, respectively.

For the three months ended September 30, 2005 and 2004, the Predecessor received revenue of approximately $94 and $350, respectively, by providing administrative and sales support to other related parties in which Christopher Clemente, Gregory Benson, and Christopher Clemente’s father-in-law, Dwight Schar, are shareholders.  For the nine months ended September 30, 2005 and 2004, the Predecessor received revenue of approximately $465 and $1,060, respectively.

In October 2004, the Predecessor entered into an agreement with Comstock Asset Management Inc., in which the Company would provide management services for a fee of $20 a month.  For the three months and nine months ended September 30, 2005 the Company recorded $60 and $180, respectively, in revenue. At September 30, 2005 and December 31, 2004 the Predecessor recorded a receivable for $20 and $60, respectively, from this entity. In addition, the Company in November 2004, entered into an agreement with Comstock Asset Management to sell certain retail condominium units at Potomac Yard for a total purchase price of $14,500. In connection with this sale, the Company received a deposit of $8,000 upon execution of the agreement.

During the nine months ended September 30, 2005 and 2004, the Company provided bookkeeping services to certain related party entities at no charge.

In August 2004, the Predecessor entered into a $2,400 promissory note agreement with Belmont Models I, L.C., an entity managed by Investors Management. The note bears an interest rate of 12%, which is payable monthly and matured July 2005.  In March 2005, the Company sold four condominium units to Belmont Models I, L.C. under a sale and leaseback arrangement. The four condominium units were delivered for a total purchase price of $2,000 and leased back at a rate of $20 per month.  The Company expects the lease to continue for a period of twenty-four months.  As a result of the deliveries, the promissory note was reduced by the total purchase price.  At September 30, 2005 and December 31, 2004 the Company owed $663 and $2,400, respectively. Accrued interest payable on this note totaled $7 and $49, respectively, at September 30, 2005 and December 31, 2004.

During nine months ended September 30, 2005 and 2004 the Predecessor entered into sales contracts to sell homes to certain employees of the Company.  The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program.  Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us.  Sales of homes to employees for investment purposes are conducted at market prices.

In September 2005, Comstock Foundation, Inc., an affiliate, was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code. The affairs of Comstock Foundation shall be managed by a five person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five.  The Company will also provide bookkeeping services to the affiliate.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes thereto appearing elsewhere in the this report and our audited consolidated and combined financial statements and the notes thereto for the year ended December 31, 2004, appearing in our Annual Report on Form 10-K for the year then ended (the “2004 Form 10-K”).

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

Overview

We engage in the business of residential land development, production home building, high-rise condominium development, condominium conversion and land sales in the greater Washington, D.C. and Raleigh, North Carolina markets. Our business was started in 1985 by Christopher Clemente, our Chief Executive Officer, as a residential land developer and home builder focused on the luxury home market in the northern Virginia suburbs of Washington, D.C. In 1992, we repositioned ourselves as a production home builder focused on moderately priced homes in areas where we could more readily purchase finished building lots through option contracts. In 1997, we entered the Raleigh, North Carolina market.

The following table summarizes certain information related to new orders, settlements, and backlog for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

New orders	117	287	523	490
New order revenues	$34,423	$97,484	$197,760	$170,644
Average new order price	$294	$340	$378	$348
Settlements	202	74	403	208
Settlement revenue	$72,409	$23,395	$140,473	$67,649
Average settlement price	$358	$316	$349	$325
Backlog	$231,833	$135,442	$231,833	$135,442

At September 30, 2005, we either owned or controlled under option agreements or non-binding letters of intent over 4,802 building lots including non-consolidating joint ventures in which we are the manager.  We currently have communities under development in Arlington, Fairfax, Loudoun, Culpepper and Prince William counties in Virginia. In Maryland we are currently active in Frederick County. In North Carolina we have active communities in Raleigh and Wake counties. The following chart summarizes certain information for our current and planned communities as of September 30, 2005:

	As of September 30, 2005
Project	Status (1)	Estimated Units at Completion	Units Settled	Backlog(2)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average Sales Price
Virginia
Barrington Park	Active	148	—	—	148	—	n/a
Commons at Bellemeade	Active	316	—	—	316	—	n/a
Blooms Mill TH 22’	Active	113	70	12	31	—	$422,419
Blooms Mill Carriage	Active	91	57	23	11	—	$451,473
Commons on Potomac Sq	Active	192	—	20	172	—	$232,260
Commons on Williams Sq	Active	180	20	58	102	—	$360,339
Countryside	Active	102	23	13	66	—	$287,904
The Eclipse on Center Park	Active	465	—	371	94	—	$397,682
Penderbrook Square	Active	424	143	12	269	—	$251,598
River Club at Belmont Bay 5	Active	84	54	19	11	—	$459,479
Woodlands at Round Hill	Active	65	23	21	21	—	$735,214

Total VA Active and Completed		2,180	390	549	1,241	—	$399,818
Total VA Active and Completed Weighted Avg(3)							$352,927

Aldie Singles	Development	15	—	—	—	15	n/a
Blakes Crossing	Development	130	—	—	130	—	n/a
Brandy Station	Development	350	—	—	—	350	n/a
Carter Lake	Development	258	—	—	—	258	n/a
Lake Pelham	Development	185	—	—	—	185	n/a
Loudoun Station Condominiums	Development	484	—	—	—	484	n/a
Beacon Park at Belmont Bay 8&9	Development	600	—	—	—	600	n/a

Total VA Development		2,022	—	—	130	1,892

Total Virginia		4,202	390	549	1,371	1,892

Maryland
Emerald Farm	Active	84	58	9	17	—	$437,721

Total Maryland		84	58	9	17	—

North Carolina
Allyn’s Landing	Active	117	12	—	105	—	$208,911
Beckett Crossing	Active	115	111	3	1	—	$313,914
Delta Rdge II Townhomes	Active	41	40	—	1	—	$174,256
Kelton at Preston	Active	56	28	1	27	—	$306,968
Wakefield Plantation	Active	57	29	5	23	—	$474,379

Total North Carolina Active		386	220	9	157	—	$295,685
Total North Carolina Active Weighted Average(3)							$289,940

Holland Road	Development	90	—	—	—	90	n/a

Total North Carolina Development		90	—	—	—	90

Total North Carolina		476	220	9	157	90

TOTAL ACTIVE AND COMPLETED		2,650	668	567	1,415	—
TOTAL DEVELOPMENT		2,112	—	—	130	1,982

TOTAL		4,762	668	567	1,545	1,982

Joint Ventures
North Shore Condominiums	Active	196	—	7	189	—	$286,361
North Shore Townhomes	Active	163	33	7	123	—	$239,107

Total Joint Ventures		359	33	14	312	—

GRAND TOTAL		5,121	701	581	1,857	1,982

(1)               “Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales.  “Completed” communities have settled all units during the three months ended September 30, 2005.

(2)               “Backlog” means we have an executed order with a buyer, inclusive of lot sales, but the settlement has not yet taken place.

(3)               Weighted average is calculated as total estimated homes at completion for projects with average sales prices multiplied by Average sales price divided by total of estimated homes at completion (i.e.: å (estimated homes at completion ´ average sales price)¸ å estimated homes at completion).

Results of Operations

Three and nine months ended September 30, 2005 compared to three and nine months ended September 30, 2004

Orders and Backlog

New orders for the three months ended September 30, 2005 decreased $63.1 million, or 64.7%, to $34.4 million on 117 homes as compared to $97.5 million on 287 homes for the three months ended September 30, 2004. The decrease was primarily attributable to the Company’s Eclipse at Center Park project which opened for sale during the third quarter of 2004 and generated sales of 218 units.  The Company has stopped the sales of additional units until the project is near completion. Excluding the effect of the Eclipse at Center Park, new orders for the three months ended September 30, 2005 increased $14.4 million, or 72%, to $34.4 million on 117 homes as compared to $20.0 million on 69 homes for the three months ended September 30, 2004.

New orders for the nine months ended September 30, 2005 increased $27.1 million, or 15.9%, to $197.8 million on 523 homes as compared to $170.6 million on 490 homes for the nine months ended September 30, 2004. This increase in new orders was primarily attributable to an increase in saleable inventory resulting from the opening of new projects including Penderbrook (155 sales), Commons on Williams Square (63 sales), Villas at Countryside (36 sales) and the Eclipse at Center Park (90 sales during the first quarter of 2005).

The following table summarizes our new orders by project for the three and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30, 2005

River Club as Belmont Bay 5	2	16
Blooms Mill Carriage	(1)	36
Blooms Mill TH 22’	1	46
Blooms Mill Singles	—	1
Blooms Mill TH 20’	—	2
Emerald Farm	3	9
Wescott Ridge	—	3
Commoms on Williams Sq	4	63
Commons on Potomac Sq	—	20
The Eclipse on Center Park	—	90
Woodlands at Round Hill	(1)	20
Penderbrook	69	155
Villas at Countryside	36	36
Wakefield Plantation	3	7
Kelton at Preston	—	6
Delta Ridge II Townhomes	—	3
Beckett Crossing	2	11
Allyns Landing	(1)	(1)
Total	117	523

The average sale price per new order for the three months ended September 30, 2005 decreased by $46,000 to $294,000 as compared to $340,000 for the three months ended September 30, 2004. The decrease was a result of significant amount of unit sales at Penderbrook and Villas at Countryside, condominium conversion projects.  Penderbrook and Villas at Countryside are condominium conversion projects in which existing apartment units are being converted to condominiums.   By design, sales prices tend to be lower in these conversion projects as compared to our new construction projects. Our strategy with respect to conversion projects, is to identify assets where we can offer lower priced, affordable product to first time home buyers.  We focus on older assets where we can add value while maintaining price points which are more attractive to our target buyers. Because we tend to be buying, renovating, and selling older assets that are in prime locations we are able to position the assets to be more affordable, and therefore, average new order prices are lower. Exclusive of the condominium conversion projects, our average sales price per new order was $543,000 for the three months ended September 30, 2005.

The average sale price per new order for the nine months ended September 30, 2005 increased by $30,000 to $378,000 as compared to $348,000 for the nine months ended September 30, 2004. The increase was attributable to general price appreciation in the Washington, DC area, a shift in product mix that included a significant number of higher-priced newly built condominium and single family sales.  The average sales price per new order was negatively affected by the opening of Penderbrook and Villas at Countryside, both condominium conversion projects as discussed above. Exclusive of the condominium conversion projects, our average sales price per new order was $447,000 for the nine months ended September 30, 2005.

The following table summarizes our average new order sales price by product type for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Townhome	$660	$430	$456	$351
Single family	436	522	606	502
Condominium	575	324	408	330
Condominium conversion	266	n/a	259	n/a

Our backlog at September 30, 2005 increased $ 96.4 million, or 71.2%, to $231.8 million on 567 homes as compared to our backlog at September 30, 2004 of $135.4 million on 490 homes. This increase in backlog is the result of new projects and new order revenue which exceeded settlement revenue.  Increases in backlog were incurred at the Eclipse at Center Park ($70.1 million), Penderbrook ($2.7million), Villas at Countryside ($3.7 million), Commons on William Square ($21.5 million), Commons on Potomac Square ($4.6 million) and Woodlands at Round Hill ($13.9 million).  In addition, as a result of our merger with Comstock Service on December 17, 2004, our Raleigh operation, which had not previously been included in our reported backlog, represented backlog of $4.2 million at September 30, 2005.

Revenues.

The number of homes delivered for the three months ended September 30, 2005 increased by 173.0% to 202 from 74 homes for the three months ended September 30, 2004. Average revenue per home delivered increased by approximately $42,000 to $358,000 for the three months ended September 30, 2005 as compared to $316,000 for the three months ended September 30, 2004. For the three months ended September 30, 2004 the Company sold 18 affordable dwelling units, (“ADU’s”) at a average price of approximately $75,000. ADU’s are units mandated by state and local authorities to be sold at a discounted price.  Excluding the 18 ADU units, average revenue per home delivered, for the three months ended September 31, 2005 decreased by approximately $35,000 as compared to the three months ended September 30, 2004.

Home building revenues increased by $49.0 million, or 209.5%, to $72.4 million for the three months ended September 30, 2005 as compared to $23.4 million for the three months ended September 30, 2004. The increase in deliveries and revenues for the three months ended September 30, 2005 is primarily attributable to the Company’s Penderbrook (69 units), Villas at Countryside (23 units)  and Summerland (20 units) projects and the merger with Comstock Service (8 units).  Although selling prices have generally increased in the makets the Company is in, the decrease in the average selling price, after excluding the effect of ADU’s, is a result of the Penderbrook and Villas at Countryside projects.  Penderbrook and Villas at Countryside are condominium conversion projects in which existing apartment units are being converted to condominiums.   By design, sales prices tend to be lower in these conversion projects as compared to our new construction projects.

The number of homes delivered for the nine months ended September 30, 2005 increased by 93.8% to 403 from 208 homes for the nine months ended September 30, 2004. Average revenue per home delivered increased by approximately $23,000 to $349,000 for the nine months ended September 30, 2005 as compared to $325,000 for the nine months ended September 30, 2004. Excluding the effect of 18 ADU units, as discussed above, average revenue per home delivered remained consistent at approximately $349,000 over the respective periods.  Home building revenues increased by $72.8 million, or 107.7%, to $140.5 million for the nine months ended September 30, 2005 as compared to $67.6 million for the nine months ended September 30, 2004. The increase in deliveries and revenues for the nine months ended September 30, 2005 is primarily attributable to the opening of the Company’s Penderbrook (143 units), Villas at Countryside (23 units), and Summerland (20 units) projects and the merger with Comstock Service (26 units).    Increases in average sales prices were effected by general price appreciation and shift in product mix which in turn was offset by our Penderbrook and Villas at Countryside projects as discussed above.

Other Revenue

Other revenue for the three months ended September 30, 2005 increased by $3.6 million, or 147.4% to $6.0 million, as compared to $2.4 million for the three months ended September 30, 2005.  For the nine months ended September 30, 2005 other revenue  decreased by $561,000, or 7.8% to $6.6 million, as compared to $7.2 million for the nine months ended September 30, 2005.  Other revenue for the three and nine months ended September 30, 2005 and 2004 includes lot sales made to third parties, revenue associated with the Company’s Settlement Title Services division, management fees received from Comstock Asset Management Inc. (as discussed in Note 13), and revenue received from a marketing services alliance.  For the three and nine months ended September 30, 2004, other revenue included revenues associated with the management of Comstock Service, which was merged into Comstock Homebuilding on December 17, 2004. The increase in other revenue for the three months ended September 30, 2005, as compared to 2004, was primarily the result of 19 lots sold by the Company with corresponding revenue of $5.7 million.  The decrease in other revenue for the nine months ended September 30, 2005, as compared to 2004, was primarily the result of not recording management revenues from Comstock Service, which was acquired in December 2004.

Cost of sales

Cost of sales for the three months ended September 30, 2005 increased $36.9 million, or 265.8%, to $50.8 million, or 70.2% of homebuilding revenue, as compared to $13.9 million, or 59.4% of revenue, for the three months ended September 30, 2004. The 10.8 percentage point increase in cost of sales as a percentage of revenue for the three months ended September 30, 2005 is primarily attributable to lower margins on sales in the North Carolina market and the Company’s condominium conversion projects. As discussed above, Comstock Service, the Company’s North Carolina division, was merged into Comstock Homebuilding on December 17, 2004.  Due to current market conditions in the North Carolina market, which have caused extended hold and carry periods between acquisition and delivery, the Company experienced lower margins on its North Carolina settlements primarily due to increasing interest carrying costs and modest revenue concessions. In addition, the Company’s newly opened condo conversion projects, experienced lower margins due to the nature of a conversion project in which the Company buys an existing structure, adds value through upgrades and sells the renovated units with a focus on affordability.  As a result, costs of sales tend to be higher as a percentage of revenue than our new construction projects.

For the nine months ended September 30, 2005 cost of sales increased $53.4 million, or 119.6%, to $98.1 million, or 69.8% of homebuilding revenue, as compared to $44.7 million, or 66.0% of revenue, for the nine months ended September 30, 2004.  The 3.8 percentage point increase in cost of sales for the nine months ended September 30,

2005 was attributable to lower margins in the Company’s North Carolina division and the Company’s condominium conversion project for reasons discussed above.  Because the condominium conversion projects were not as significant a percentage of total deliveries for the nine months ended September 30, 2005 as it was for the three months ended September 30 2005, it did not have material negative impact on overall cost of sales and gross margins.

Cost of sales other

Cost of sales other for the three months ended September 30, 2005 increased by $1.4 million, or 75.8% to $3.1 million, as compared to $1.7 million for the three months ended September 30, 2005.  For the nine months ended September 30, 2005 cost of sales other  decreased by $2.3 million, or 42.1% to $3.1 million, as compared to $5.4 million for the nine months ended September 30, 2005.  Cost of sales for the three and nine months ended September 2005 and 2004  includes expenses associated with lot sales made to third parties and expenses associated with the management of the Company’s Settlement Title Services division.  For the three and nine months ended September 2004, cost of sales other also included expenses associated with the management of Comstock Service, which was merged into Comstock Homebuilding on December 17, 2004.  The increase in cost of sales other for three months ended September 30, 2005, as compared to 2004, was primarily the result of 19 lots sold by the Company with corresponding costs of $3.1 million.  The decrease in cost of sales other for the nine months ended September 30, 2005, as compared to 2004, was primarily the result of not recording costs associated with the management of Comstock Service, which was acquired in December 2004.

Selling, general and administrative

Selling, general and administrative costs for the three months ended September 30, 2005 increased $4 million or 148.9% to $6.6 million, as compared to $2.6 million for the three months ended September 30, 2004. Selling, general and administrative expenses represented 8.4% of total revenue for the three months ended September 30, 2005, as compared to 10.2% for the three months ended September 30, 2004.  This increase for the three months ended September 30, 2005 was the result of bonuses under our incentive plans ($600,000), computer and legal expenses ($475,000), board fees and stock compensation ($900,000), commission fees ($425,000), promotion and model rent ($600,000), salaries and employee relations (650,000) and other miscellaneous expenses associated with our growth in staffing and land acquisition efforts ($350,000).

Selling, general and administrative costs for the nine months ended September 30, 2005 increased $7.7 million, or 80.4% to $17.2 million, as compared to $9.5 million, for the nine months ended September 30, 2004. This increase for the nine months ended September 30, was the result of additional staffing costs and compensation ($2.4 million), legal expenses ($350,000), board fees and stock compensation ($1,550,000), insurance costs ($250,000), consulting fees ($825,000), office and model rent ($225,000) and other miscellaneous expenses associated with our growth in staffing and land acquisition efforts ($1.1 million). In addition, our consolidation with Comstock Service increased our selling, general and administrative expenses by $1 million.  Selling, general and administrative expenses represented 11.7% and 12.8% of total revenue for the nine months ended September 30, 2005 and 2004, respectively.

Operating income

Operating income for the three months ended September 30, 2005 increased $10.4 million to $17.9 million, as compared to $7.5 million for the three months ended September 30, 2004. Operating margin for the three months ended September 31, 2005 was 22.9%, as compared with 29.1% for the three months ended September 30, 2004. The 6.3 percentage point decrease in operating margin is primarily attributable to an increase in cost of sales as a percentage of revenue as discussed above.

Operating income for the nine months ended September 30, 2005 increased $13.4 to $28.6 million, as compared to $15.1 million for the nine months ended September 30, 2004. Operating margin for the nine months ended September 30, 2005 was consistent with the prior comparable period at approximately 20.0%.

Other (income) expense, net

Other (income) expense, net increased by $704,000 to a net income of $463,000 for the three months ended September 30, 2005, as compared to net expense of $241,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 other (income) expense, net increased by $954,000 to net income of $653,000 for the nine months ended September 30, 2005 as compared to net expense of $301,000 for the nine months ended September 30, 2004. The increase in other (income) expense is primarily attributable to interest earned on the Company’s cash balances generated as a result of the proceeds from the Company’s initial and follow on public offering.

Minority interest

Minority interest expense decreased by $1.8 million to $6,000 for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. For the nine months ended September 30, 2005 minority interest expense decreased by $4.3 million to $14,000, as compared to the nine months ended September 30, 2004. This decrease is the result of our repurchase or redemption of substantially all of the minority interests in four of our limited liability company subsidiaries including Comstock Investors V, L.C., Comstock Investors VI, L.C., Comstock Potomac Yard, L.C. and Comstock North Carolina, L.L.C.

Income taxes

On December 17, 2004, the Company reorganized from a group of S corporations to a C corporation. As a result, income tax expense increased $6.9 and $11.0 million for the three and nine months ended September 30, 2005, as compared to no income tax expense for the three and nine months ended September 30, 2004.  The Company’s combined effective tax rate including both current and deferred provisions for the nine months ended September 30, 2005 was 37.5%.

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

In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. Our overall borrowing capacity may be constrained by loan covenants which limit the ratio of our total liabilities to our total equity. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital than would be required if we built each project with long-term amortizing debt. At September 30, 2005, we had approximately $161.5 million of debt financing (including our distribution payable to our pre-initial public offering stockholders) and $64.1 million of unrestricted cash. We believe that internally generated cash, borrowings available under our credit facilities and access to public debt and equity markets will provide us with sufficient capital to meet our existing and expected capital needs.

Credit Facilities

At September 30, 2005, we had approximately $172 million available under existing secured revolving development and construction loans for planned construction and development expenditures. A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 190 to 375 basis points over the LIBOR rate and 50 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At September 30, 2005, the one-month LIBOR and prime rates of interest were 3.86% and 6.75%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 5.76% to 9.85%. For information regarding risks associated with our level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

We have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities. During the third quarter 2005 as a result of entering into a $47.7 million borrowing agreement to finance a condominium project, the Company is now subject to certain financial covenants. The covenants require the Company to: (1) maintain a minimum tangible net worth, adjusted for certain items, in the amount of $65.0 million and (2) maintain a debt to tangible net worth below 3.5:1.  As of September 30, 2005, we were in compliance with the financial covenants set forth in our loan agreements.

From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of September 30, 2005, the annual rate of interest on these facilities ranged from 6.86% to 16%. At September 30, 2005, we had approximately $30.4 million outstanding under these subordinate and unsecured facilities. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.

We are considering replacing our credit facilities with one or more larger facilities, which may reduce our aggregate debt financing costs. We would be the borrower and primary obligor under this larger facility or facilities, and we anticipate the indebtedness would be secured, nonrecourse and based on an available borrowing base.

Cash Flow

Net cash provided by/(used in) operating activities was ($127.0) million for the nine months ended September 30, 2005, as compared to $5.7 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the decrease in cash was primarily attributable to the Company’s continued investments in real estate held for development and sale.  For the nine months ended September 30, 2004, the increase in cash from operating activities was primarily attributable to increases in accounts payable.

Net cash provided by/(used in) investing activities was $833,000 for the nine months ended September 30, 2005 and $(187,000) for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, the increase in cash from investing activities was attributable to the repayment of the Company’s capital investment in TCG Fund I.

Net cash provided by/(used in) financing activities was $122.8 million for the nine months ended September 30, 2005 and $(7.4 million) for the nine months ended September 30, 2004.  The increase in cash from financing activities for the nine months ended September 30, 2005, was primarily attributable to proceeds from our follow on offering and proceeds from notes payable to finance our acquisitions of real estate held for development and sale. The decrease in cash from financing activities for the nine months ended September 30, 2004 was primarily attributable to the payments made on notes payable as a result of settlements and distributions made to minority share holders.

Material Acquisitions & Subsequent Events

We are currently party to the following option contracts and non-binding letters of intent:

•                  In June 2005 we entered into an option contract to purchase an existing 258 unit apartment complex in Reston, Virginia to be converted into affordable condominiums. We expect to close in January of 2006 for a purchase price of approximately $33.0 million;

•                  In August 2005 we entered into an option contract to purchase a 232 unit to-be-built high rise project in the southern part of Fairfax County, Virginia;

•                  In November 2005 the Company entered into an agreement to sell its Blakes Crossing project to a third party.  Under the terms of the agreement, the selling price is $4.3 million and is subject to a study period expiring November 15, 2005.

In November 2005 we expect to enter into a contract to purchase land, to build 48 townhouse units, in Bethany, Delaware for a purchase price of approximately $6.0 million

There is no guarantee that we will execute a purchase contract with respect to any of these properties or that we will complete any of these acquisitions.

Recent Accounting Pronouncements

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, we may be required to consolidate certain investments, that are not variable interest entities, in which we hold a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on our financial statements as of September 30, 2005.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2005 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of September 30, 2005, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $1.3 million in a fiscal year, a significant portion of which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber and concrete, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

PART II – OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

The Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loans made for the benefit of North Shore.  The Company subsequently issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and thereafter filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005.  The claim amount as of the date of filing was $1,8 million.

On August 11, 2005, the Company was served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147.0 million project loan for the Potomac Yard project.  The claim in the base amount of $2.0 million plus interest and costs is based on breach of contract and equitable remedies of unjust enrichment and quantum meruit.  The claims have been denied by the Company.

Other than the foregoing, we are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows.

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

10.1	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.2	Agreement of Sale, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bellemeade Farms Investors, LLC et. al.

10.3	Loan Agreement, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bank of America, N.A.

10.4	Guaranty Agreement, dated September 28, 2005, by the Registrant in favor of Bank of America, N.A.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

31.3	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: November 10, 2005	By:	/s/ Christopher Clemente	.
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer