Form 10-K
period 2005-12-31
Comstock Homebuilding Companies, Inc.
filed 2006-03-16
CIK 1299969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 1-32375

Comstock Homebuilding Companies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1164345
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
11465 Sunset Hills Road
Suite 510 Reston, Virginia 20190
(703) 883-1700
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, par value $.01 per share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one) Large Accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Act).     Yes ☐          No ☑
      The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant (                     shares) based on the last reported sale price of the registrant’s common equity on the Nasdaq National Market on June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $24.22. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
      As of March 15, 2006, there were outstanding 11,260,642 shares of the registrant’s Class A common stock, par value $.01 per share, and 2,733,500 shares of the registrant’s Class B common stock, par value $.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOMEBUILDING COMPANIES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005

PART I

Item 1.	Business
Overview
      We are a residential real estate developer that has substantial experience building a diverse range of for-sale products including single-family homes, townhouses, mid- and high-rise condominiums and mixed-use developments in suburban communities and high density urban infill areas. We focus on geographic areas, products and price points where we believe there is significant demand for new housing and potential for above average returns. We currently operate in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia markets where we target a diverse range of buyers, including first-time, early move-up, secondary move-up, empty nester move-down and active adult home buyers. We believe that these buyers represent a significant and stable segment of the home buyers in our markets. Since our founding in 1985, we have built and delivered over 3,000 homes valued at over $800.0 million.
      Over the past several years we have successfully expanded our business model to include the development of land for our home building operations as a complement to the purchasing of finished building lots developed by others. Over the past several years, our markets have generally been characterized by strong population and economic growth trends that have led to strong demand for housing. In addition, we have recently expanded into the development, redevelopment and construction of residential mid- and high-rise condominium complexes in our core market of the Washington, D.C. area. We believe that these markets provide attractive long-term growth opportunities.
      We were incorporated in Delaware in May 2004. Our business was started in 1985 by Christopher Clemente, our current Chief Executive Officer, as a residential land developer and home builder focused on the upscale home market in the northern Virginia suburbs of Washington, D.C. Prior to our initial public offering in December 2004, we operated our business through four primary holding companies. In connection with our initial public offering, these primary holding companies were consolidated and ultimately merged into Comstock Homebuilding Companies, Inc. Our principal executive offices are located at 11465 Sunset Hills Road, Suite 510, Reston, Virginia 20190, and our telephone number is (703) 883-1700. Our Web site is www.comstockhomebuilding.com. References to “Comstock,” “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.
Recent Developments
      In January 2006, we acquired Parker Chandler Homes, Inc., or Parker Chandler, a private homebuilder with operations in the Atlanta, Georgia, Charlotte, North Carolina and Myrtle Beach, South Carolina metropolitan areas.
Our Markets
      As of December 31, 2005, we operated in the Washington, D.C. and Raleigh, North Carolina markets. We believe that the new home markets in Washington, D.C. and Raleigh, North Carolina are characterized by consistent demand and a limited supply of available housing. Based on our experience, we believe that in the home building industry, local economic trends and influences have a more significant impact on supply and demand, and therefore on profitability, than national economic trends and influences. According to the National Association of Home Builders, the Washington, D.C. and Raleigh, North Carolina metropolitan areas are each ranked in the top 25 housing markets in the country based upon single-family residential building permits issued in 2005 and the Washington, D.C. metropolitan area is ranked in the top 10 housing markets in the country based upon multi-family building permits issued in 2005.

Greater Washington, D.C. Metropolitan Market
      Our current and anticipated projects for the Washington, D.C. market are in Arlington, Culpeper, Fairfax, Fauquier, Loudoun, Prince William and Stafford counties in Virginia, and Anne Arundel, Frederick, Howard, Montgomery, Prince Georges counties in Maryland and in the District of Columbia. Since our inception, the Washington, D.C. metropolitan area has experienced strong population and economic growth. The strength of this employment market coupled with the stability and resilience of the local economy is primarily due to the size and diversity of the federal government workforce. The presence of the federal government historically has served as a cushion for the local economy against downturns in the private sector. Recently, the Washington, D.C. market has been characterized by strong demand due to population growth, low unemployment rates and a concentration of white-collar, high-income jobs. According to the Bureau of Labor Statistics, in 2004 the professional and business services sector employed about 21.5% of the Washington, D.C. metropolitan workforce. The U.S. Chamber of Commerce found that in 2004, the Washington, D.C. market enjoyed the second highest median household income among metropolitan areas within the United States — 63% above the national median household income.

Raleigh, North Carolina Market
      Our current and anticipated projects for the Raleigh, North Carolina market are in Durham, Franklin, Johnston and Wake counties, which includes the city of Raleigh. From 1990 to 2000, the Raleigh, North Carolina market was the 12th fastest growing metropolitan area in the United States and was the second fastest growing area in the Southeast in terms of population growth, according to the U.S. Census Bureau. The area experienced growth of 38.9% during that period, according to the U.S. Census Bureau. Similar to the Washington, D.C. market, the local economy in the Raleigh, North Carolina market is generally stable and less sensitive to national economic trends because of large public sector employment. Raleigh is the state capital of North Carolina. According to the Bureau of Labor Statistics, the state and local governments constitute 19.1% of the area’s aggregate employment in 2005. The area is home to Research Triangle Park, a public/private, planned research park containing over nine million square feet of office space, and the headquarters of multiple technology and research companies. Duke University, the University of North Carolina-Chapel Hill and North Carolina State University are also located in the Raleigh, North Carolina market. According to the U.S. Department of Commerce, the Raleigh, North Carolina market ranked 40th among 361 metropolitan areas in 2003 in terms of per capita income, or 106.8% of the national per capita income.
Our Competitive Strengths
      We believe we possess the following competitive strengths:
      Committed and experienced management. We have been developing land and building for-sale residential housing since 1985 under the leadership of our current Chairman and Chief Executive Officer. Our current President and Chief Operating Officer joined us in 1991. Many of our senior executives and managers have extensive experience in the home building industry with some having over 30 years of experience and most of our senior executives having been with us for at least five years.
      Public company status. As a publicly traded company we enjoy many competitive advantages over our privately held peer group. In particular, it is our belief that as a public company our access to capital affords us a pricing advantage when competing for the types of land opportunities we feel are most consistent with our primary target market segments. In addition, or public company status enhances our existing brand recognition and engenders confidence in our prospective buyers.
      Attractive land position. At December 31, 2005, we owned or controlled over 4,200 lots in our markets including our backlog. In our business we define lots as individually saleable housing units. We believe that restrictions on the development of new lots in our markets have increased, and will continue to increase, the market value of our land position. Our land planning, processing and development expertise allows us to acquire land positions in various stages of the entitlement process, which we believe provides us greater opportunities than many of our competitors. We intend to continue to utilize our land acquisition and development process to further develop an attractive land inventory.
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
      Broad customer base and a diversified product mix. By offering a wide variety of affordably-priced products in distinctly different types of locations we serve a broad customer base including first-time, early move-up, secondary move-up, empty nester move-down and active adult home buyers. First-time and early move-up home buyers make up a significant percentage of home buyers. The ownership of a home is a high priority for a large percentage of the population in the United States. In addition, we believe the large “baby boom” population in the United States is aging and is increasing demand for secondary move-up, empty nester move-down and active adult new homes. Active adult refers to age-restricted developments that require at least one of the primary owners of the homes in the development to be at least 55 years old. As the baby boom generation ages, we believe that housing developments focused on this segment of the population will garner a larger share of the market. Our products range from traditional single-family homes, townhouses and low-rise condominiums designed for suburban settings, to contemporary townhouses and high-rise condominiums designed for urban settings, and highly amenitized buildings targeting the active adult home buyer. This product mix allows us to diversify our risks in fluctuating market conditions by ensuring that we are positioned to attract a broad segment of the home buying population. We design all of our products to be attractively priced and value oriented.
      Superior quality control and customer service. We strive to provide a high level of customer service during the sales and construction process as well as after a Comstock home is sold. Our sales representatives, on-site construction supervisors and post-closing customer service personnel work as a team in an attempt to ensure a high level of customer satisfaction. Our sales staff receives extensive training in understanding the needs of the customer and assisting them in the selection of a Comstock home and mortgage program that meets their requirements. As part of our commitment to quality assurance, each Comstock home is subject to a series of 25 stringent construction quality inspections covering virtually every aspect of the construction process. Our customer service personnel are trained to promptly and thoroughly address any concerns that our customers may have and also provide our home buyers with home maintenance training and advice. We believe this high level of attention to quality assurance in the construction process and focus on our customers’ post-closing experience has earned Comstock a reputation for delivering high-quality products and excellent customer service. We believe this ultimately leads to enhanced customer satisfaction and additional sales through referrals.
Our Growth Strategy
      Our business strategy is to focus on geographic areas, products and price points where we believe there is a significant demand for new housing and high profit potential. Our strategy has the following key elements:
      Build in and expand with the strong growth markets within the Mid-Atlantic and Southeast regions. We believe there are significant opportunities for growth in our existing markets. We plan to maintain our business in Washington, D.C. and Raleigh, North Carolina and expand into Atlanta, Georgia to capitalize on the robust economies and continued population growth of these areas. We expect the growth in these markets to continue. We plan to utilize our strong regional presence and our extensive experience in these markets to expand our operations in both markets through acquisition of additional land, and we may acquire local home builders whose operations would complement ours and enhance our competitive position in the marketplace. We intend to continue to expand into selected new geographic markets in the Mid-Atlantic and Southeast United States through acquisitions of other home builders that have strategic land positions, strong local management teams and sound operating principles. We expect to target new markets that have favorable demographic and economic trends where we believe we will be able to achieve sufficient scale to successfully implement our business strategy. We are currently evaluating several expansion opportunities.
      Acquire and develop a land inventory with potential for above-average margins or returns. We believe that our market knowledge and experience in land entitlement and development enable us to successfully identify attractive land acquisition opportunities, efficiently manage the process of obtaining development rights and maximize land value. We have the expertise to acquire land positions in various stages of the entitlement and development process, which we believe provides us more opportunities to build land inventory than many of our competitors. We intend to continue to utilize our land acquisition and development process to further develop an attractive land inventory. As a complement to our development strategy, we will continue to grow our land inventory through acquisition of finished lots from other developers. We believe our network of relationships and broad recognition in our core markets gives us an advantage over some of our competitors in acquiring finished lots. In addition, since we can often acquire options on large numbers of finished lots with minimal deposits, this strategy allows us to cost-effectively control significant land positions with reduced risk. As such, we intend to continue to option land positions whenever possible.
      Create opportunities in areas overlooked by our competitors. We believe there is a significant market opportunity for well-designed, quality homes and condominiums in urban and suburban areas in close proximity to transportation facilities. Local governments in our markets, especially the Washington, D.C. market, have modified zoning codes in response to mounting traffic concerns to allow for high-density residential development near transportation improvements. In our experience, buyers place a premium on new homes in developments within these areas. We believe that our townhouse and condominium products, along with our substantial experience in dealing with both the market and regulatory requirements of urban mixed-use developments, enable us to identify and create value in land parcels often overlooked by larger production home builders. As a result, we believe we can achieve better returns on our products than larger production home builders who are only focused on volume. We plan to continue to focus on developing and creating these opportunities within our core markets.
      Focus on a broad segment of the home buying market. Our single-family homes, townhouses and condominiums are designed and priced to appeal to a wide segment of the home buying market. We serve a broad customer base including first-time, early move-up, secondary move-up, empty nester move-down and active adult home buyers. We believe first-time and early move-up home buyers are a significant portion of home buyers and have in the past, we believe, been more resistant to market downturns. We believe that the aging of the American population makes it more likely that a significant percentage of the population will continue to be attracted to secondary move-up, empty nester move-down and active adult products as well. We expect our diversified product offerings to position us to benefit from the projected population growth in our core markets and provide a degree of protection against market fluctuations.
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
      Maximize our economies of scale. We apply a production home builder approach to all of our product categories. In many instances, we utilize plans we have built numerous times which allows us to minimize cost through value engineering resulting from previous field experience. We are also able to coordinate labor and material purchasing under bulk contracts thereby reducing unit costs. As a result, we are able to realize economies of scale in the purchase of raw materials, supplies, manufactured inputs and labor. As we expand, we will seek to maximize these benefits through purchasing arrangements with national and regional vendors.
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
      We have also engaged in the business of converting existing rental apartment properties to for-sale condominium projects. This process involves the purchase of existing structures which may be new and never occupied or may be occupied by tenants with leases of varying duration. When we purchase these properties we subdivide the units and form a condominium association. In these projects we will usually invest capital in the improvement of the common areas and exteriors. If the properties are occupied, then as the tenants’ leases expire we will renovate the interiors of the apartments and then sell each apartment as an individual condominium unit. These conversion projects typically produce lower profit margins than our standard real estate development projects. However, since they take significantly less time to complete than our real estate development projects, they tend to generate higher returns on invested capital. We expect to continue to acquire condominium conversion and similar projects to the extent quality opportunities present themselves.
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
      At times, we may sell lots and parcels within our developments to other home builders. This enables us to create a more well-rounded community. As of December 31, 2005, we controlled over 4,200 building lots in our market. With respect to our inventory, we strive to own approximately 50% of the building lots and controlled the balance of the building lots through option or deferred settlement contracts. Accordingly, we are able to reduce the risk associated with ownership of the land in our inventory. We expect to expand our inventory of building lots through additional acquisitions of finished building lots and development sites.

Sales, Marketing and Production
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
      Our single-family homes range in size from approximately 2,000 square feet to over 6,000 square feet with target pricing from the $200,000s to the $900,000s. Our townhouses range in size from approximately 1,200 square feet to over 4,500 square feet and are typically priced from the $200,000s to the $600,000s.

Unlike many of our traditional home building competitors, we also design, sell and build mid-rise and high-rise condominiums. We believe that our condominium products are particularly well-suited to the high-density, infill and active adult home buyer market. Our condominiums range in size from approximately 400 square feet to over 2,400 square feet and are priced from the $100,000s to the $800,000s. Our average new order price overall product types, for the year ended December 31, 2004 was $369,000 and $359,000 for the year ended December 31, 2005.
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
      Our NextHometm programs are designed to assist our customers in many aspects of purchasing a Comstock home, as follows:

•	DownRighttm — a program designed to help identify ways to meet the down payment requirements of a new home purchase;

•	Tailor Madetm — a program with unique financing products and agreements with major lenders that tailor a monthly payment in order to make home ownership affordable in any interest rate climate;

•	Get It Soldtm — a program designed to help our customers sell their current home quickly and efficiently in order to facilitate their purchase of a new Comstock home;

•	All@Hometm — a program enabling our customers to design technology solutions for their new Comstock home to meet their individual specifications;

•	Built Righttm — a quality assurance program incorporating quality assurance inspections with high-quality materials; and

•	Home Styletm — an optional upgrade program providing hundreds of options to choose from to customize a new Comstock home to suit the specific desires of our customers.
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
      In late 2005 we began design and build-out on an innovative and unique sales center located in Reston, Virginia. Unlike the typical builder design center, this facility is designed to support cross-product and cross-community shopping in one central location. In the Comstock Sales Center, slated to open in April 2006, prospects will be able to see multiple Comstock home sites, arrange for financing and shop for options all in one location. While this location will not replace on-site models, it will provide a permanent location where projects can be previewed and prospects can be introduced to the Comstock experience.
Our Communities
      We currently have communities under development in Arlington, Fairfax, Loudoun and Prince William counties in Virginia. In Maryland we are currently active in Frederick County. In North Carolina we have active communities in Wake County. The following chart summarizes certain information for our current and planned communities at December 31, 2005:

	As of December 31, 2005

						Lots
						under
		Estimated			Lots	Option
		Units at	Units		Owned	Agreement	Average
Project	Status(1)	Completion	Settled	Backlog(2)	Unsold	Unsold	Sales Price

Virginia
Barrington Park	Active	148	—	2	146	—	$279,900
Commons at Bellemeade	Active	316	21	8	287	—	$211,096
Blooms Mill TH 22’	Active	113	83	3	27	—	$421,875
Blooms Mill Carriage	Active	91	75	10	6	—	$453,926
Commons on Potomac Sq	Active	192	—	19	173	—	$233,708
Commons on Williams Sq	Active	180	56	12	112	—	$356,269
Countryside	Active	102	53	5	44	—	$288,471
The Eclipse on Center Park	Active	465	—	390	75	—	$399,723
Penderbrook	Active	424	180	3	241	—	$251,893
River Club at Belmont Bay 5	Active	84	70	3	11	—	$461,451
Woodlands at Round Hill	Active	46	17	8	21	—	$747,921
Total VA Active and Completed		2,161	555	463	1,143	—	$373,294
Total VA Active and Completed Weighted Avg(3)							$324,560
Aldie Singles	Development	15	—	—	—	15	n/a
Blakes Crossing	Development	130	—	—	130	—	n/a
Brandy Station	Development	350	—	—	—	350	n/a
Commons on The Park	Development	258	—	—	—	258	n/a
Lake Pelham	Development	185	—	—	—	185	n/a
Loudoun Station Condominiums	Development	484	—	—	—	484	n/a
Beacon Park at Belmont Bay	Development	600	—	—	—	600	n/a
Total VA Development		2,022	—	—	130	1,892

Total Virginia		4,183	555	463	1,273	1,892
Maryland
Emerald Farm	Active	84	67	3	14	—	$447,291

Total Maryland		84	67	3	14	—
North Carolina
Allyn’s Landing	Active	117	12	3	102	—	$212,685
Beckett Crossing	Completed	115	115	—	—	—	$315,024
Delta Rdge II Townhomes	Completed	41	41	—	—	—	$173,906
Kelton at Preston	Active	56	28	2	26	—	$307,536
Wakefield Plantation	Active	77	31	3	43	—	$474,955
Total North Carolina Active		406	227	8	171	—	$296,821
Total North Carolina Active
Weighted Average(3)							$300,580
Holland Road	Development	81	—	—	—	81	n/a
Total North Carolina Development		81	—	—	—	81

Total North Carolina		487	227	8	171	81
TOTAL ACTIVE AND COMPLETED		2,651	849	474	1,328	—
TOTAL DEVELOPMENT		2,103	—	—	130	1,973

TOTAL		4,754	849	474	1,458	1,973
Joint Ventures
North Shore Condominiums	Active	196	—	7	189	—	$286,361
North Shore Townhomes	Active	163	33	7	123	—	$239,107
Total Joint Ventures		359	33	14	312	—

GRAND TOTAL		5,113	882	488	1,770	1,973

Key — for purposes of this chart:

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales.

(2)	“Backlog” means we have an executed order with a buyer, inclusive of lot sales, but the settlement has not yet taken place.

(3)	Weighted average is calculated as total estimated homes at completion for projects with average sales prices multiplied by average sales price divided by total of estimated homes at completion (i.e.: S (estimated homes at completion × average sales price) ÷ S estimated homes at completion).

Virginia
      Barrington Park is a 148-unit mid-rise, walk-up, garden style condominium development in Manassas Park, Virginia. We completed the acquisition of the land in late 2005. The project opened for sales in late 2005 with settlements expected to begin in late 2006 and continue into 2008.
      Commons at Bellemeade is a 316-unit condominium conversion located in Leesburg, Virginia. We acquired the property in September 2005 and immediately began the process of sub-dividing the units into condominiums. We have begun the process of renovating the common areas and the unit interiors. We opened the project for sales to existing tenants in October 2005 and to the general public in November 2005. The project began settling units in late 2005 and is expected to continue settling units into 2007.
      Blooms Mill is a 377-unit development in Manassas, Virginia. This development offered a mix of single-family homes, attached carriage homes and townhouses. The development offers amenities that include a community club, swimming pool and “family friendly” street plan all in a traditional village setting. At December 31, 2005, the single family homes were sold out and delivered. This project is expected to continue settling townhouses and carriage homes into the first half of 2006 and be completed by the end of 2006.
      Commons on Potomac Square is a 192-unit mid-rise condominium complex in Loudoun County, Virginia. The complex will consist of up to four buildings. The project is positioned for first-time homeowners and is intended to offer significant appeal to renters in the market seeking to move up to home ownership. Sales opened in late 2004 with the first settlements expected in 2006 and the balance of the settlements expected in late 2006 or 2007.
      Commons on William Square is a 180-unit two-over-two townhouse condominium development in Prince William County, Virginia. The project was originally designed to accommodate a mid-size apartment complex. Based on our understanding of zoning and our creative approach to land use, our land development group redesigned the project to maximize available density using a unique, stacked townhouse product. Sales opened in the fourth quarter of 2004 and settlements began in the second half of 2005 and will continue throughout 2006 and into 2007.
      Countryside is a 102-unit apartment complex in Sterling, Virginia that we are converting to condominiums. We acquired the property in March 2005. We have completed improvements to the common areas and exteriors of the buildings. Sales opened during the third quarter of 2005 with settlements beginning in the fourth quarter 2005 and continuing throughout 2006.
      The Eclipse on Center Park is a 465-unit high-rise condominium complex in Arlington County, Virginia. Located at Potomac Yard, just minutes from downtown Washington, D.C., the Pentagon and Reagan National Airport, the Eclipse is designed as an upscale, urban-style mixed-use complex with residential condominiums being built above an 80,000 square foot retail complex that will host a grocery store and other convenience oriented retailers. Upper floors will have views of the Potomac River and the monuments in Washington, D.C. Sales for Phase I opened in the second quarter of 2004. Sales for Phase II are planned for February 2006. Settlements are projected to begin in the second half of 2006 continuing into the first half of 2007.

      Penderbrook Square is a 424-unit rental apartment complex which we are converting to condominiums in the Fair Oaks area of Fairfax County, Virginia. We acquired the property in February 2005. We are making a significant investment in renovations at this project including common areas, building exteriors and units heating systems. Sales opened in April 2005 with settlements beginning in June 2005 and continuing throughout 2006 and 2007.
      River Club at Belmont Bay 5 is a three-building, 84-unit condominium development located at the convergence of the Potomac and Occoquan Rivers at Belmont Bay in Woodbridge, Virginia. The project has an 18-hole golf course, full-service marina and a Virginia Rail Express commuter train station on site. The project consists of three 28-unit upscale mid-rise concrete condominium buildings with open rooftop decks overlooking the water and the golf course. Settlements began in 2005 and will continue throughout 2006 and possibly into 2007.
      Woodlands at Round Hill is located in western Loudoun County, Virginia, one of the fastest growing counties in the United States. This large lot single-family home development had 65 lots of three or more acres each. We are acting as the developer of the site, and we are currently building road and utility infrastructure for the home sites. This project opened for sales in 2004. Settlements began in early 2005 and will continue into 2007. In September 2005, we sold 19 lots to another homebuilder.
      Aldie Singles is currently a 15-unit in development in Aldie, Virginia. The community was planned to have 15 single family homes on 3 acre and above home sites. At December 31, 2004 the project was under contract. The project is expected to be ready to open for sales in 2007 with settlements expected to begin in late 2007.
      Blakes Crossing is a parcel we own in Culpeper, Virginia designed for 130-unit townhouses. We are currently evaluating the possibility of selling the parcel for commercial development. If retained, the project is scheduled to open for sales in late 2008 or early 2009.
      Brandy Station is a 350-unit single-family home development in Culpeper, Virginia. The project is currently under contract while we manage it through the entitlement process. We will close on the property when approvals have been received. We expect to open for sales in 2007.
      Commons on the Park (formerly Carter Lake) is a 258-unit condominium conversion project in Reston, Virginia. At September 30, 2005 the project was under contract. We settled on the project in January 2006 with sales to commence in the second quarter of 2006 and settlements to commence in the second half of 2006 continuing in late 2007 or early 2008.
      Lake Pelham is a single family home community in Culpeper, Virginia. We are acting as the land developer and homebuilder for the community. We expect to settle on the land in 2006 with sales opening in late 2006. Settlements are projected to commence in 2007 and continue through 2009.
      Loudoun Station Condominiums is a being planned as an up to 484 unit mid-rise condominium complex located in Ashburn, Virginia. The project is part of a high-density, transit-oriented, mixed-use development which is modeled after the successful Reston Town Center in Reston, Virginia. When completed, Loudoun Station will be at the terminus of the planned Metro extension past Washington Dulles International Airport and will have an approximately 1,500 for-sale and rental residential units. Loudoun Station will also have over one million square feet of retail and commercial space. Sales of our condominiums are expected to begin in early 2007.
      Beacon Park at Belmont Bay is planned as a 600-unit active adult condominium community located at the convergence of the Potomac and Occoquan Rivers at Belmont Bay in Woodbridge, Virginia. This development is designed as a combination of nine- and five-story buildings with open rooftop decks overlooking the water and golf course. The project will be deed-restricted such that one of the buyers for each unit must be 55 years of age or older and will include active adult lifestyle amenities, such as a health and wellness center, a business center, guest accommodations and swimming pools. Sales are expected to begin in 2006 and continue through 2009.

Maryland
      Emerald Farm is an 84-unit development of single-family homes in Frederick, Maryland. The development is conveniently located near major transportation routes. Frederick, Maryland recently abated a water moratorium that had shut down development in the area. Since the abatement, the demand for new housing in Frederick is extremely strong. The project has been open for sales since 2000 and is expected to be completed in late 2006 or early 2007.

North Carolina
      Allyn’s Landing is a 117-unit townhouse development located in the heart of Raleigh, North Carolina near Research Triangle Park and the Raleigh-Durham International Airport. The project overlooks an eight-acre lake and includes amenities such as a fountain, gazebo, walking trails and canoe rack. The project is currently open for sales and is delivering homes. Deliveries are expected to continue into 2008.
      Beckett Crossing is a 115-unit development located in Apex, North Carolina consisting of single-family homes situated on large wooded lots. The project is sold out and has delivered all homes.
      Delta Ridge II is a 41-unit townhouse development located in Raleigh, North Carolina. The development is close to Research Triangle Park and the trails of Umstead State Park. The project is sold out and has delivered all homes.
      Kelton at Preston is a 56-unit upscale townhouse development in the prestigious Kelton golf course community of Cary, North Carolina. This community has three 18-hole courses, a swimming complex and a clubhouse with fitness, tennis and dining facilities. Many of our home sites have golf course views. This project is currently open for sales and is delivering homes. Deliveries are expected to continue into 2008.
      Wakefield Plantation is a 77-unit development in Raleigh, North Carolina consisting of townhouses and carriage homes. Our unique carriage homes at Wakefield are attached homes with as much as 5,300 square feet of finished living space in three-and four-unit configurations with two-car garages and interior court yards. Many of the homes are lakefront and with golf course views. Home buyers at Wakefield qualify for social membership in the Wakefield Country Club, which offers amenities such as fine dining, swimming pools, tennis and golf. This project is currently open for sales and is delivering homes. Deliveries are expected to continue into late 2007 or early 2008.
      Holland Road is a 81-unit development in Raleigh, North Carolina which is expected to close in April 2006. The project will offer single family homes and is scheduled to open for sales in 2006 with deliveries beginning in late 2006.
      North Shore is a unique community located on the Centennial Campus of North Carolina State University. It consists of 163 townhouses and 196 mid-rise condominium units. The mid-rise condominium residences are five-story elevator buildings with structured garage parking. The townhouse residences feature four finished levels, private garages, a rear deck and a rooftop terrace. Designed as an urban-style neighborhood with rear alleys, North Shore, which is minutes from downtown Raleigh and Research Triangle Park, is situated on the shore of Lake Raleigh. This project is currently open for sales. This project is owned through a 50/50 joint venture with Raleigh Property Group II, LLC and as such is reported through the equity method and excluded from our home building revenue and backlog. (See Note 7 of notes to our consolidated and combined financial statements as of December 31, 2005).
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
      The principal competition we faced in each of our markets, as of December 31, 2005, was as follows:

•	Washington, D.C. In the greater Washington, D.C. metropolitan market we compete against approximately 15 to 20 publicly-traded national home builders, approximately 10 to 15 privately-owned regional home builders, and many local home builders, some of whom are very small and may build as few as five to 25 homes per year.

•	Raleigh, North Carolina. In the Raleigh, North Carolina market we compete against approximately 10 to 15 publicly-traded national home builders, approximately 10 to 15 privately-owned regional home builders, and a large number of small, local home builders.
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
      We also compete with resale of existing homes and condominiums and available rental housing.

Technology
      We are committed to the use of Internet-based technology for managing our business and communicating with our customers. For customer relationship management, we use Builder’s Co-Pilottm, a management information system that was custom developed in accordance with our needs and requirements. This system allows us to integrate our field and office operations as well as to track the progress of construction on each of our projects. In addition, this system allows online and collaborative efforts between our sales and marketing functions. We believe real-time access to our construction progress and our sales and marketing data and documents through our systems increases the effectiveness of our sales and marketing efforts as well as management’s ability to monitor our business. Through our Web site, www.comstockhomebuilding.com, our prospects receive automatic electronic communications from us on a regular basis. We believe this application of technology has greatly enhanced our conversion rates.
      In February 2006 we contracted to license JD Edwards software from Oracle to manage our accounting and purchasing. We expect the conversion to the JD Edwards software to be completed during 2006.
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
Employees
      At December 31, 2005, we had approximately 130 full-time and part-time employees. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.
Executive Officers
      Our executive officers and other management employees and their respective ages and positions as of December 31, 2005 are as follows:

Name	Age	Position

Christopher Clemente*	45	Chairman and Chief Executive Officer
Gregory V. Benson*	51	President, Chief Operating Officer and Director
Bruce J. Labovitz*	37	Chief Financial Officer
William P. Bensten	58	Senior Vice President
Jason Parikh*	34	Chief Accounting Officer
David D. Howell	55	Vice President — Market Development
Jubal R. Thompson	36	General Counsel and Secretary

*	Section 16 officers.
Executive Officers and Key Employees
      Christopher Clemente founded Comstock in 1985 and has been director since May 2004. Since 1992, Mr. Clemente has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 20 years of experience in all aspects of real estate development and home building, and 25 years of experience as an entrepreneur.
      Gregory V. Benson joined us in 1991 as President and Chief Operating Officer and has been director since May 2004. Mr. Benson is also a member of our board of directors. Mr. Benson has over 30 years of home building experience including over 13 years at national home builders, including NVHomes, Ryan Homes and Centex Homes.
      Bruce J. Labovitz has served as our Chief Financial Officer since January 2004, after serving as our Vice President — Finance from April 2002 to January 2004 and Vice President — Investment Finance from January 2002 to April 2002. From June 2001 to January 2002, Mr. Labovitz was a Vice President of Viking Communications, a telecommunications company. From November 2000 to June 2001, Mr. Labovitz was the President, Marketing & Services of Inlec Communications, a telecommunications company. Prior to that, from May 1996 to November 2000, Mr. Labovitz was Executive Vice President/ Chief Operating Officer of BMK Advertising, an advertising agency.
      William P. Bensten has served as our Senior Vice President since November 2004 and as our Vice President — Business Development from December 2003 to November 2004, after serving as our Vice President — Land Acquisition from 1995 to 2003. During 1997 and 1998 Mr. Bensten served as our division manager of our Raleigh, North Carolina division and was responsible for opening the division. Mr. Bensten has over 30 years of experience in the home building industry, including serving in various positions with Centex Homes, a national home builder, and Charter Communities.
      Jason Parikh has served as our Chief Accounting Officer since April 2004. Mr. Parikh was Chief Financial Officer and Secretary of On-Site Sourcing, Inc. from May 2000 to April 2004 and Controller from July 1997 to May 2000. From July 1994 until July 1997, Mr. Parikh was Controller of Shirt Explosion Inc., a clothing manufacturer.
      David D. Howell has served as our Vice President — Market Development since August 2004. Prior to that, from July 2000 to July 2004, Mr. Howell served as Vice President — Comstock Homes of Washington. From 1995 to March 2000, Mr. Howell was a Division President with M/ I Homes, Inc., a national home builder. Prior to that Mr. Howell spent several years as division manager at Ryan Homes.
      Jubal R. Thompson has served as our General Counsel since October 1998 and our Secretary as of December 2004. From April 2002 to April 2003, Mr. Thompson also served as our Vice President — Finance. From 1995 to 1998, Mr. Thompson was associated with Robert Weed & Associates, PLLC, a law firm.
Other Information
      We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
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
CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS
      Some of the statements contained in this report include forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties including certain risks described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates.
      Many of these factors are beyond our control. For a discussion of factors that could cause actual results to differ, please see the discussion in this report under the heading “Risk Factors” in Item 1A.
Item 1A.     Risk Factors
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

Fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which could adversely affect our revenues, earnings and cash flows.
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

Home prices and sales activities in the Washington, D.C. and Raleigh, North Carolina geographic markets have a large impact on our profitability because we conduct substantially all of our business in these markets.
      Home prices and sales activities in the Washington, D.C. and Raleigh, North Carolina geographic markets have a large impact on our profitability because we conduct substantially all of our business in these markets. Recently these markets have begun to exhibit signs of decreasing consumer demand. Although demand in these geographic areas historically has been strong, increased rates of home price appreciation may reduce the likelihood of consumers seeking to purchase new homes which would likely have a negative impact on the pace at which we receive orders for new homes. This could adversely affect our results of operations and cash flows.

Because our business depends on the acquisition of new land, the potential limitations on the supply of land could reduce our revenues or negatively impact our results of operations and cash flows.
      Due to increased demand for new homes, we have experienced an increase in competition for available land and developed home sites in the Washington, D.C. and Raleigh, North Carolina markets. In these markets, we have experienced competition for home sites from other, sometimes better capitalized, home builders. In the Raleigh, North Carolina market, we have recently experienced competition from large, national home builders entering the market. Our ability to continue our home building activities over the long term depends upon our ability to locate and acquire suitable parcels of land or developed home sites to support our home building operations. As competition for land increases, the cost of acquiring it may rise, and the availability of suitable parcels at acceptable prices may decline. The increased cost of land requires us to increase the prices of our homes. This increased pricing could reduce demand for our homes and, consequently, reduce the number of homes we sell and lead to a decrease in our revenues, earnings and cash flows.

Our business is subject to governmental regulations that may delay, increase the cost of, prohibit or severely restrict our development and home building projects and reduce our revenues and cash flows.
      We are subject to extensive and complex laws and regulations that affect the land development and home building process, including laws and regulations related to zoning, permitted land uses, levels of density (number of dwelling units per acre), building design, access to water and other utilities, water and waste disposal and use of open spaces. In addition, we and our subcontractors are subject to laws and regulations relating to worker health and safety. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of our markets, we are required to pay environmental impact fees, use energy saving construction materials and give commitments to provide certain infrastructure such as roads and sewage systems. We must also obtain permits and approvals from local authorities to complete residential development or home construction. The laws and regulations under which we and our subcontractors operate, and our and their obligations to comply with them, may result in delays in construction and development, cause us to incur substantial compliance and other increased costs, and prohibit or severely restrict development and home building activity in certain areas in which we operate. If we are unable to continue to develop communities and build and deliver homes as a result of these restrictions or if our compliance costs increase substantially, our revenues, earnings and cash flows may be reduced.

Cities and counties in which we operate have adopted, or may adopt, slow or no-growth initiatives that would reduce our ability to build and sell homes in these areas and could adversely affect our revenues, earnings and cash flows.
      From time to time, certain cities and counties in which we operate have approved, and others in which we operate may approve, various “slow-growth” or “no-growth” initiatives and other similar ballot measures. Such initiatives restrict development within localities by, for example, limiting the number of building permits available in a given year. Approval of slow- or no-growth measures could reduce our ability to acquire land, obtain building permits and build and sell homes in the affected markets and could create additional costs and administration requirements, which in turn could have an adverse effect on our revenues, earnings and cash flows.
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
      Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to build in those municipalities. This, in turn, could reduce the number of homes we sell and decrease our revenues, earnings and cash flows.

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

The competitive conditions in the home building industry could increase our costs, reduce our revenues and earnings and otherwise adversely affect our results of operations and cash flows.
      The home building industry is highly competitive and fragmented. We compete in each of our markets with a number of national, regional and local builders for customers, undeveloped land and home sites, raw materials and labor. For example, in the Washington, D.C. market, we compete against approximately 15 to 20 publicly-traded national home builders, approximately 10 to 15 privately-owned regional home builders, and many local home builders, some of whom are very small and may build as few as five to 25 homes per year. We do not compete against all of the builders in our geographic markets in all of our product types or submarkets, as some builders focus on particular types of projects within those markets, such as large estate homes, that are not in competition with our projects.

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

Our business is concentrated in a few geographic areas which increases our exposure to localized risks.
      We currently develop and sell homes principally in the Washington, D.C. and Raleigh, North Carolina. Our limited geographic diversity means that adverse general economic, weather or other conditions in either of these markets could adversely affect our results of operations and cash flows or our ability to grow our business.

Our growth strategy to expand into new geographic areas poses risks.
      We may expand our business into new geographic areas outside of the Washington, D.C. and Raleigh, North Carolina markets. We will face additional risks if we develop communities in geographic areas or climates in which we do not have experience or if we develop a different size or style of community than those currently being developed, including:

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
      We may not be able to successfully manage the risks of such an expansion, which could have a material adverse effect on our revenues, earnings, cash flows and financial condition.

We may not be able to successfully identify, complete or integrate acquisitions.
      As part of our business strategy, we expect to continue to review acquisition prospects in our existing markets and in new markets in the Mid-Atlantic region or elsewhere that would complement our existing business, or that might otherwise offer growth opportunities. The identification, underwriting and negotiation of such deals is an ongoing process. We are currently engaged in either discussions, negotiation or due diligence with several other homebuilders but we have not yet entered into any binding obligations to acquire any of those operations. To the extent we complete acquisitions, we may be unable to realize the anticipated benefits because of operational factors or difficulties in integrating the acquisitions with our existing business. Acquisitions entail numerous risks, including, but not limited to:

•	difficulties in assimilating acquired management and operations;

•	risks associated with investing the necessary resources in order to achieve profitability;

•	the incurrence of significant due diligence expenses relating to acquisitions that are not completed;

•	unforeseen expenses and liabilities;

•	risks associated with entering new markets or sub-markets in which we have limited or no prior experience;

•	the diversion of our management’s attention from our current business;

•	the potential loss of key employees, including senior executives, of acquired organizations; and

•	risks associated with transferred assets and liabilities.
      We may not be able to acquire or manage profitably additional businesses, or to integrate successfully any acquired businesses, properties or personnel into our business, without substantial costs, delays or other operational or financial difficulties. Our failure to do so could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are dependent on the services of certain key employees and the loss of their services could harm our business.
      Our success largely depends on the continuing services of certain key employees, including our Chairman and Chief Executive Officer, Christopher Clemente, Gregory Benson, our President and Chief Operating Officer, and Bruce Labovitz, our Chief Financial Officer. Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Messrs. Clemente, Benson and Labovitz each possesses valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of these or other key employees could harm our operations, business plans and cash flows.

Our growth requires additional capital, which may not be available.
      The real estate development industry is capital intensive and requires significant expenditures for land purchases, land development and construction as well as potential acquisitions of other homebuilders. In order to execute our growth strategy, we anticipate that we will need to obtain additional financing as we expand our operations. These funds may be obtained through public or private debt or equity financings, additional bank borrowings or from strategic alliances or joint ventures. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced, and lenders may require us to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our acquisition plans or growth strategies or reduce capital expenditures and the size of our operations and as a result may experience a material adverse affect on our business, results of operations and cash flows.

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
      We expect to increase our construction and development of mixed-use and high-rise residential projects. Our experience is largely based on smaller wood-framed structures that are less complex than high-rise construction or the development of mixed-use projects. A mixed-use project is one that integrates residential and non-residential uses in the same structure or in close proximity to each other, on the same land. As we expand into these new product types, we expect to encounter operating, marketing, customer service, warranty and management challenges with which we have less familiarity. Although we have expanded our management team to include individuals with significant experience in this type of real estate development, we have not completed any projects managed by these persons. If we are unable to successfully manage the challenges of this portion of our business, we may incur additional costs and our results of operations and cash flows could be adversely affected.

If we experience shortages of labor or supplies or other circumstances beyond our control, there could be delays or increased costs in developing our projects, which would adversely affect our operating results and cash flows.
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
      These difficulties have caused and likely will cause unexpected construction delays and short-term increases in construction costs. In an attempt to protect the margins on our projects, we often purchase certain building materials with commitments that lock in the prices of these materials for 90 to 120 days or more. However, once the supply of building materials subject to these commitments is exhausted, we are again subject to market fluctuations and shortages. We may not be able to recover unexpected increases in construction or materials costs by raising our home prices because, typically, the price of each home is established at the time a customer executes a home sale contract. Furthermore, sustained increases in construction costs may, over time, erode our profit margins and may adversely affect our results of operations and cash flows.

We depend on the availability and skill of subcontractors.
      Substantially all of our construction work is done by subcontractors with us acting as the general contractor or by subcontractors working for a general contractor we select for a particular project. Accordingly, the timing and quality of our construction depends on the availability and skill of those subcontractors. We do not have long-term contractual commitments with subcontractors or suppliers. Although we believe that our relationships with our suppliers and subcontractors are good, we cannot assure that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. The inability to contract with skilled subcontractors or general contractors at reasonable costs on a timely basis could limit our ability to build and deliver homes and could erode our profit margins and adversely affect our results of operations and cash flows.

Product liability litigation and claims that arise in the ordinary course of business may be costly or negatively impact sales, which could adversely affect our results of operations and cash flows.
      Our home building business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are common in the home building industry and can be costly. Among the claims for which developers and builders have financial exposure are property damage, environmental claims and bodily injury claims. Damages awarded under these suits may include the costs of remediation, loss of property and health-related bodily injury. In response to increased litigation, insurance underwriters have attempted to limit their risk by excluding coverage for certain claims associated with environmental conditions, pollution and product and workmanship defects. As a developer and a home builder, we may be at risk of loss for mold-related property, bodily injury and other claims in amounts that exceed available limits on our comprehensive general liability policies. In addition, the costs of insuring against construction defect and product liability claims are high and the amount of coverage offered by insurance companies is limited. Uninsured product liability and similar claims, claims in excess of the limits under our insurance policies and the costs of obtaining insurance to cover such claims could have a material adverse effect on our revenues, earnings and cash flows.

Increased insurance risk could negatively affect our business, results of operations and cash flows.
      Insurance and surety companies have reassessed many aspects of their business and, as a result, may take actions that could negatively affect our business. These actions could include increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverages, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our business. Additionally, coverage for certain types of claims, such as claims relating to mold, is generally unavailable. Further, we rely on surety bonds, typically provided by insurance companies, as a means of limiting the amount of capital utilized in connection with the public improvement sureties that we are required to post with governmental authorities in connection with land development and construction activities. The cost of obtaining these surety bonds is, from time to time, unpredictable and on occasion these surety bonds are unavailable. These factors can delay commencement of development projects and adversely affect revenue, earnings and cash flows.

We are subject to warranty claims arising in the ordinary course of business that could be costly.
      We provide service warranties on our homes for a period of one year or more post closing and a structural warranty for five years post closing. We self-insure all of our warranties and reserve an amount we believe will be sufficient to satisfy any warranty claims on homes we sell. We also attempt to pass much of the risk associated with potential defects in materials and workmanship on to the subcontractors performing the work and the suppliers and manufacturers of the materials. In such cases, we still may incur unanticipated costs if a subcontractor, supplier or manufacturer fails to honor its obligations regarding the work or materials it supplies to our projects. If the amount of actual claims materially exceeds our aggregate warranty reserves and/or the amounts we can recover from our subcontractors and suppliers, our operating results and cash flows would be adversely affected.

Our business, revenues, earnings and cash flows may be adversely affected by adverse weather conditions or natural disasters.
      Adverse weather conditions, such as extended periods of rain, snow or cold temperatures, and natural disasters, such as hurricanes, tornadoes, floods and fires, can delay completion and sale of homes, damage partially complete or other unsold homes in our inventory and/or decrease the demand for homes or increase the cost of building homes. To the extent that natural disasters or adverse weather events occur, our business and results may be adversely affected. To the extent our insurance is not adequate to cover business interruption losses or repair costs resulting from these events, our revenues, earnings and cash flows may be adversely affected.

We are subject to certain environmental laws and the cost of compliance could adversely affect our business, results of operations and cash flows.
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

If we are not able to develop our communities successfully, our earnings and cash flows could be diminished.
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

Our operating results may vary.
      We expect to experience variability in our revenues and net income. Factors expected to contribute to this variability include, among other things:

•	the uncertain timing of real estate closings;

•	our ability to continue to acquire additional land or options thereon on acceptable terms and the timing of all necessary regulatory approvals required for development;

•	the condition of the real estate market and the general economy in the markets in which we operate;

•	the cyclical nature of the home building industry;

•	the changing regulatory environment concerning real estate development and home building;

•	changes in prevailing interests rates and the availability of mortgage financing; and

•	costs of material and labor and delays in construction schedules.
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
      Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism, may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our revenues, earnings and cash flows.

Being a public company increases our administrative costs.
      We completed our initial public offering in December 2004 and a follow-on offering in June 2005. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, the National Association of Securities Dealers, or NASD, has adopted revisions to its requirements for companies that are listed on the Nasdaq National Market. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more time consuming and/or costly. For example, in anticipation of becoming a public company we added personnel, particularly accounting staff, added independent directors, created board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy and other corporate governance policies, and will have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We also expect these new rules and regulations to make it more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

We do not own the Comstock brand or trademark, but use the brand and trademark pursuant to the terms of a perpetual license granted by Christopher Clemente, our Chief Executive Officer and Chairman of the Board.
      Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed the “Comstock” brand and trademark to us in perpetuity and free of charge. We do not own the brand or the trademark and may be unable to protect it against infringement from third parties. However, Mr. Clemente retains the right to continue using the “Comstock” brand and trademark individually and through affiliates, including in real estate development projects in our current or future markets. We will be unable to control the quality of projects undertaken by Mr. Clemente or others using the “Comstock” brand and trademark and therefore will be unable to prevent any damage to its goodwill that may occur. We will further be unable to preclude Mr. Clemente from licensing or transferring the ownership of the “Comstock” trademark to third parties, some of whom may compete against us. Consequently, we are at risk that our brand could be damaged which could have a material adverse effect on our business, operations and cash flows.

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

Investors in our Class A common stock may experience dilution with the future exercise of stock options, the grant of restricted stock and issuance of stock in connection with our acquisitions of other homebuilders.
      From time to time, we have issued and we will continue to issue stock options or restricted stock grants to employees and non-employee directors pursuant to our equity incentive plan. We expect that these options or restricted stock grants will generally vest commencing one year from the date of grant and continue vesting over a three-year period. Investors may experience dilution as the options vest and are exercised by their holders and the restrictions lapse on the restricted stock grants. In addition, we may issue stock in connection with acquisitions of other homebuilders, which may result in investors experiencing dilution.

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
      Messrs. Clemente and Benson own 100% of our outstanding Class B common stock, which, together with their shares of Class A common stock, represent approximately 78.5% of the combined voting power of all classes of our voting stock. As a result, Messrs. Clemente and Benson, acting together, have control over us, the election of our board of directors and our management and policies. Messrs. Clemente and Benson, acting together, also have control over all matters requiring stockholder approval, including the amendment of certain provisions of our certificate of incorporation and bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our principal administrative, sales and marketing facilities are located at our headquarters in Reston, Virginia. We currently lease 29,033 square feet of office space in the Reston facility from Comstock Asset Management, L.C., an affiliate wholly-owned by Christopher Clemente. Pursuant to this five-year headquarters lease which we entered into on October 1, 2004 and modified on August 1, 2005 for an additional 8,424 square feet, we pay annual rental rates of $709,567, subject to a 4% annual increase. We also lease office space in Raleigh, North Carolina where we occupy approximately 3,300 square feet of office space. On October 1, 2005 we entered into a five-year lease agreement for a new sales office in Reston, Virginia, which we occupy approximately 4,351 square feet of office space. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations.

Item 3.	Legal Proceedings
      As manager of an affiliated entity, we exercised our option rights to purchase the project acquisition, development and construction loans made for the benefit of North Shore project located in Raleigh, North Carolina. We subsequently issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and thereafter filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005 for a claim amount of $1.8 million as of the date of the filing. The Company finalized the purchase of the loans on or about September 8, 2005, issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and subsequently filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005 and initiated foreclosure proceedings on or about November 18, 2005. On or about December 22, 2005, the individual guarantor subject to the earlier suit filed a countersuit against two of the officers of the Company who were also individual guarantors under loans. The Company has set a foreclosure sale for March 23, 2006.
      On August 11, 2005, the Company was served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147.0 million project loan for the Potomac Yard project. The claim in the base amount of $2.0 million plus interest and costs is based on breach of contract and equitable remedies of unjust enrichment and quantum meruit. The Company has denied the claims.
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
      None.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
      Our Class A common stock has been traded on the Nasdaq National Market under the symbol “CHCI” since our initial public offering on December 14, 2004. The following table sets forth the high and low sale prices of our Class A common stock, as reported on Nasdaq, for the periods indicated:

	High	Low

Fiscal Year Ended 2004
Fourth quarter	$22.10	$16.00
Fiscal Year Ended 2005
First quarter	$31.00	$18.39
Second quarter	$27.03	$18.80
Third quarter	$29.42	$17.76
Fourth quarter	$19.97	$13.34
      On March 10, 2006, there were approximately 18 record holders and approximately 3,620 beneficial owners of our Class A common stock. On March 10, 2006 there were two holders of our Class B common stock.
Dividends
      We have never paid any cash dividends on our common stock. From time to time, our board of directors evaluates the desirability of paying cash dividends. The further payment and amount of cash dividends will depend upon our financial condition and results of operations, applicable loan covenants and other factors deemed relevant by our board of directors.

Item 6.	Selected Financial Data
      The following table contains selected consolidated and combined financial information and is supplemented by the more detailed financial statements and notes thereto included elsewhere in this report. We derived the selected historical financial data shown below for 2005, 2004, 2003, 2002 and 2001 from our audited financial statements. You should read the following financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

“Business” and our combined consolidated financial statements and the related notes, included elsewhere in this report.
FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except per share data)

	Year ended December 31,

	2005	2004	2003	2002	2001

Revenues	$224,305	$96,045	$55,521	$34,752	$50,929
Expenses
Cost of sales	157,706	63,993	41,756	26,820	40,853
Selling, general and administrative	24,190	11,940	5,712	3,725	3,900

Operating income	42,409	20,112	8,053	4,207	6,176
Other (income) expense, net	(1,450)	908	(44)	10	(302)

Income before minority interest and equity in earnings of real estate partnerships	43,859	19,204	8,097	4,197	6,478
Minority interest	30	5,260	2,297	664	1965

Income before equity in earnings of real estate partnerships	43,829	13,944	5,800	3,533	4,513
Equity in earnings of real estate partnerships	99	118	139	51	6

Income before income taxes	43,928	14,062	5,939	3,584	4,519
Income tax provision (benefit)	16,366	(241)	—	—	—

Net income	$27,562	$14,303	$5,939	$3,584	$4,519

Basic earnings per share	$2.14	$1.95	$0.84	$0.59	$0.74

Basic weighted average shares outstanding(1)	12,870	7,347	7,067	6,074	6,074

Dilutive earnings per share	$2.12	$1.95	$0.84	$0.59	$0.59

Dilutive weighted average shares outstanding(1)	13,022	7,351	7,067	6,074	6,074

	December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and cash equivalents	$42,167	$67,559	$17,160	$8,695	$7,086
Real estate held for development and sale	263,802	104,326	65,272	20,192	8,573
Total assets	431,319	304,507	90,184	33,971	18,402
Notes payable	143,657	76,628	61,062	17,203	9,439
Total liabilities	285,843	239,586	71,746	21,574	13,035
Minority interest	400	2,695	11,413	8,790	2,390

(1)	Shares outstanding of the Predecessor for prior years have been adjusted to account for shares issued to Predecessor owners in connection with the initial public offering of Comstock’s common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial and Other Data” and our consolidated and combined financial statements and related notes appearing elsewhere in this report. Other than in the “Overview” below, this discussion and analysis does not incorporate the financial condition and results of operations of Comstock

Service, Inc., under which entity we previously conducted our Raleigh, North Carolina operations before the merger of Comstock Service, Inc. into Comstock Homebuilding Companies, Inc. The merger of Comstock Service, Inc. was treated as an acquisition for accounting purposes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Notes Regarding Forward-looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed below and elsewhere in this report, particularly under the headings “Risk Factors” and “Cautionary Notes Regarding Forward-looking Statements.”
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
      We have recently begun to engage in the business of converting existing rental apartment properties to for-sale condominium projects. This process involves the purchase of existing structures which may be new and never occupied or may be occupied by tenants with leases of varying duration. When we purchase these properties we subdivide the units and form a condominium association. In these projects we will usually invest capital in the improvement of the common areas and exteriors. If the properties are occupied, then as the tenants’ leases expire we will renovate the interiors of the apartments and then sell each apartment as an individual condominium unit. These conversion projects typically produce lower net profit margins than our standard real estate development projects but not necessarily less than a typical finished lot option project. However, since they take significantly less time to complete than our real estate development projects, they tend to generate higher internal rates of return on invested capital. We expect to continue to acquire condominium conversion and similar projects to the extent quality opportunities present themselves.
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
      For the 12 month periods ended December 31, the approximate average order prices for our market rate homes (which excludes county government mandated affordable housing program units required to be sold at a discount) were as follows:

	12-month period ended December 31,

SUMMARY	2003	2004	2005

Townhouse	$271,430	$342,457	$438,845
Single Family	$443,400	$460,066	$548,750
Condominium	$343,560	$380,548	$309,378
      We have made significant investments over the past three years to become a fully integrated and diversified home building operation with a wide spectrum of skills and a substantial pipeline of building lot inventory. The costs of our expansion and diversification were most evident in 2002 and 2003 as we experienced delays developing our inventory of land due to entitlement delays and extreme weather conditions. In 2002, these delays were principally caused by demand for development and construction entitlements and permitting at a pace that exceeded the ability of the local municipalities to respond. Severe weather exacerbated these delays. The result was a temporary shortage of building lot inventory from which we could sell homes and an increase in our land position and backlog. Consequently, we posted negative growth in 2002 and slower than expected growth in 2003. Towards the end of 2003 we began to realize the benefits of a replenished and diversified building lot inventory. At December 31, 2005, we either owned or controlled under option agreements over 4,200 building lots.
Recent accounting pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and applies to all awards granted, modified, repurchased or cancelled after the effective date, and all outstanding portions of awards granted prior to the effective date which are unvested as the effective date of the pronouncement. Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective application. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company adopted SFAS 123R prospectively on January 1, 2004. Prior to December 17, 2004 the Company had no share based payment transactions.
      On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, we may be required to consolidate certain investments that are not variable interest entities, in which we hold a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on our financial statements as of December 31, 2005.
      FAS 154 Accounting Changes and Error Corrections replaces APB Opinion No. 20, and FASB Statement No. 3. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.
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
      The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the selling entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. Because we do not have any ownership interests in the entities with which we contract to buy land (such as LLCs), we may not have the ability to compel these entities to provide financial or other data to assist us in the performance of the primary beneficiary evaluation. This lack of direct information from the contracting entities may result in our evaluation being conducted solely based on the aforementioned management judgments and estimates. Further, where we deem ourselves to be the primary beneficiary of such an entity created after December 31, 2003 and that entity refuses to provide financial statements, we utilize estimation techniques to perform the consolidation. While management believes that our estimation techniques provide a reasonable basis for determining the financial condition of an entity that refuses to provide financial statements, the actual financial condition of the entity could differ from that reported. In addition, although management believes that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the entities from which we acquire land, changes to the probabilities and the cash flow possibilities used in our evaluation could produce different conclusions regarding our primary beneficiary status.

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
      Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows. A write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling prices less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, an impairment write-down is recorded. The evaluation of future cash flows and fair value of individual properties requires significant judgment and assumptions, including estimates regarding expected sales prices, development absorption and remaining development costs. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded. As discussed in Note 5 in the accompanying financial statements, the Company recorded an impairment charge of $1.2 million during the fourth quarter of 2005.

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

Environmental Liability Exposure
      Development and sale of real property creates a potential for environmental liability on our part as owner and developer, for our own acts as well as the acts of prior owners of the subject property or owners or past owners of adjacent parcels. If hazardous substances are discovered on or emanating from any of our properties, we and prior owners may be held liable for costs and liabilities relating to those hazardous substances. We generally undertake environmental studies in connection with our property acquisitions, when warranted. If we incur environmental remediation costs in connection with properties we previously sold, including clean up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean up, litigation defense and the pursuit of responsible third parties, they are expensed. We capitalize costs relating to land under development and undeveloped land as part of development costs. Costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold. Should a previously undetected, substantial environmental hazard be found on our properties, significant liquidity could be consumed by the resulting clean up requirements and a material expense may be recorded. Further, governmental regulation on environmental matters affecting residential development could impose substantial additional expense on us, which could adversely affect our results of operations or the value of properties owned under contract, or purchased by us. For additional information regarding risks associated with environmental hazards and environmental regulation, see “Business — Risk Factors — We are Subject to Certain Environmental Laws and the Cost of Compliance Could Adversely Affect our Business.”
Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

Orders and Backlog.
      New orders for the year ended December 31, 2005 increased $5.9 million, or 2.7%, to $230.3 million on 631 homes as compared to $224.2 million on 608 homes for the year ended December 31, 2004. This increase in new orders was primarily attributable to an increase in saleable inventory resulting from the opening of new projects including Penderbrook (183 sales), Villas at Countryside (58 sales) and Commons on Potomac Square (19 sales).

      The average sale price per new order for the year ended December 31, 2005 decreased by $4,000 to $365,000 as compared to $369,000 for the year ended December 31, 2004. The decrease was a result of significant amount of unit sales at our Penderbrook, Villas at Countryside and Bellemeade Farms condominium conversion projects, in which existing apartment units are being converted to condominiums. By design, sales prices tend to be lower in these conversion projects as compared to our new construction projects. Our strategy with respect to conversion projects is to identify assets where we can offer lower priced, affordable product to first time home buyers. We focus on older assets where we can add value while maintaining price points which are more attractive to our target buyers. Because we tend to be buying, renovating, and selling older assets that are in prime locations we are able to position the assets to be more affordable, and therefore, average new order prices are lower. On average, the sale price of our townhouses increased by approximately $81,900 during the year ended December 31, 2005 to $443,600 from $361,700 at December 31, 2004. On average, the sale price of our single-family homes increased by approximately $89,500 during the year ended December 31, 2005 to $598,200 from $508,700 at December 31, 2004. The average sale price of our condominiums increased by $32,100 to $413,100 for the period ending December 31, 2005 as compared to $381,000 for the period ended December 31, 2004.
      Our backlog at December 31, 2005 increased $15.8 million, or 9.1%, to $190.4 million on 475 homes as compared to our backlog at December 31, 2004 of $174.6 million on 329 homes. Of the Company’s December 31, 2005 backlog, approximately $157.6 million is derived from 390 sold units at the Company’s Eclipse on Center Park at Potomac Yard project.

Revenues.
      The number of homes delivered in the year ended December 31, 2005 increased by 129.3.0% to 603 from 263 homes in the year ended December 31, 2004. Average revenue per home delivered increased by approximately $28,000 to $359,000 for the year ended December 31, 2005 as compared to $331,000 for the year ended December 31, 2004. Homebuilding revenues increased by $129.3 million, or 148.6%, to $216.3 million for the year ended December 31, 2005 as compared to $87.0 million for the year ended December 31, 2004. The increase in deliveries and revenues from December 31, 2004 to December 31, 2005 is primarily attributable to settlements from the opening of new communities and the release of inventory for sale at projects such as Penderbrook (180 units), Villas at Countryside (53 units), Bellemeade Farms (21 units), Woodlands at Round Hill (17 units) and Commons on William Square (56 units). In addition, the Company generated 33 settlements in 2005, as a result of its merger with Comstock Service in December 2004.

Other Revenue.
      Other revenue for the year ended December 31, 2005 decreased by $1.0 million, or 11% to $8.0 million, as compared to $9.0 million for the year ended December 31, 2004. Other revenue for the year ended December 31, 2005 and 2004 includes lot sales made to third parties, revenue associated with the Company’s Settlement Title Services division, management fees received from Comstock Asset Management Inc. (as discussed in Note 12), and revenue received from a marketing services alliance. For the year ended December 31, 2004, other revenue included revenues associated with the management of Comstock Service. The decrease in other revenue was primarily the result of not recording management revenues from Comstock Service, which was merged into Comstock Homebuilding on December 17, 2004.

Cost of sales and selling, general and administrative expenses.
      Cost of sales for the year ended December 31, 2005 increased $96.7 million, or 168.8%, to $154.1 million, or 71.3% of homebuilding revenue, as compared to $57.3 million, or 65.9% of revenue, for the year ended December 31, 2004. The 5.4 percentage point increase in cost of sales for the year ended December 31, 2005 is primarily attributable to lower margins on sales in the North Carolina market and the increase in settlements from the opening of the Company’s condominium conversion projects.

      As discussed above, Comstock Service, the Company’s North Carolina division, was merged into Comstock Homebuilding on December 17, 2004. Due to current market conditions in the North Carolina market, which have caused extended hold and carry periods between acquisition and delivery, the Company experienced lower margins on its North Carolina settlements, as compared to margins in the Washington, DC market, primarily due to increasing interest and overhead carrying costs and modest revenue concessions. In addition, as discussed in Note 5 in the accompanying financial statements, the Company recorded a $1.2 million impairment charge on the carrying value of real estate held for development and sale at Kelton II, a townhouse community in Raleigh, North Carolina. For 2005, the Company’s North Carolina’s projects accounted for 5.5% of our total settlements and 5.2% of total homebuilding revenues. Cost of sales as a percentage of revenue for our North Carolina division was approximately 84.2%
      In addition, the Company’s newly opened condo conversion projects experienced lower margins than the Company’s traditional homebuilding projects due to the nature of a conversion project in which the Company buys an existing structure, adds value through upgrades and sells the renovated units with a focus on affordability. As a result, costs of sales tend to be higher as a percentage of revenue than our new construction projects. For 2005, the Company’s condo conversion projects accounted for 42.1% of our total settlements and 30.1% of total homebuilding revenues. Cost of sales as a percentage of revenue for our condo conversion projects was approximately 86.1%.
      Cost of sales other for the year ended December 31, 2005 decreased by $3.1 million, or 45.8% to $3.6 million, as compared to $6.7 million for the year ended December 31, 2004. Cost of sales for the year ended December 2005 and 2004 includes expenses associated with lot sales made to third parties and expenses associated with the management of the Company’s Settlement Title Services division. For the year ended December 2004, cost of sales other also included expenses associated with the management of Comstock Service, which was merged into Comstock Homebuilding on December 17, 2004. The decrease for the year ended December 31, 2005, as compared to 2004, was primarily the result not recording costs associated with the management of Comstock Service.
      Selling, general and administrative costs for the year ended December 31, 2005 increased $12.3 million to $24.1 million from $11.9 million for the year ended December 31, 2004. As a percentage of revenue, selling, general and administrative expenses represented 10.8% and 12.4% of total revenue during the year ended December 31, 2005 and 2004, respectively. This increase was the result of additional staffing costs and compensation of $5.5 million to support our growth, increased advertising expenses of $740,000, board fees and stock compensation of $2.0 million, office and model rent of $1.2 million, consulting fees of $928,000, legal and computer expenses of $458,000, insurance costs of $268,000 and other miscellaneous expenses associated with our growth in staffing and land acquisition efforts of $1.1 million.

Operating income.
      Operating income for the year ended December 31, 2005 increased $22.3 million to $42.4 million as compared to $20.1 million for the year ended December 31, 2004. Operating margin for the year ended December 31, 2005 was 18.9% compared to 20.9% for the year ended December 31, 2004. The decrease in operating margin is primarily attributable to an increase in cost of sales as a percentage of revenue as discussed above.
      Other (income) expense, net.
      Other (income) expense, net increased by $2.4 million to net other income of $1.5 million for the year ended December 31, 2005 as compared to net other expense of 908,000 for the year ended December 31, 2004. The increase in other (income) expense is primarily attributable to interest earned on the Company’s cash balances generated as a result of the proceeds from the Company’s initial and follow on public offering.

Income before minority interest.
      Our income before minority interest increased by $24.7 million, or 228%, to $43.9 million for the year ended December 31, 2005 as compared to $19.2 million for the year ended December 31, 2004. Net margins as a percentage of revenues remained consistent at approximately 20% for the year ended December 31, 2005 and 2004.

Minority interest.
      Minority interest expense decreased by $5.2 million to $30,000 for the year ended December 31, 2005 as compared to $5.3 million for the year ended December 31, 2004. This decrease is the result of our repurchase or redemption of substantially all of the minority interests in four of our limited liability company subsidiaries including Comstock Investors V, L.C., Comstock Investors VI, L.C., Comstock Potomac Yard, L.C. and Comstock North Carolina, L.L.C. subsequent to our initial public offering in December 2004.

Income taxes.
      On December 17, 2004, the Company reorganized from a group of S-corporations to a C-corporation. As a result of the Company being subject to income taxes for only 14 days during 2004. Income tax expense for the year ended December 31, 2005 was $16.4 million compared to $(241,000) for the year ended December 31, 2004. The Company’s combined effective tax rate including both current and deferred provisions for the year ended December 31, 2005 was 37.3%.

Year ended December 31, 2004 compared to year ended December 31, 2003

Orders and Backlog.
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

Revenues.
      The number of homes delivered in the year ended December 31, 2004 increased by 62.3% to 263 from 162 homes in the year ended December 31, 2003. Average per settlement revenue increased by approximately $28,000 to $331,000 for the year ended December 31, 2004 as compared to $303,000 for the year ended December 31, 2003. Home building revenues increased by $37.9 million, or 77.3%, to $87.0 million for the year ended December 31, 2004 as compared to $49.1 million for the year ended December 31, 2003. Total revenue increased $40.5 million to $96.0 million for the year ended December 31, 2004 as compared to

$55.5 million in the year ended December 31, 2003. The increase in deliveries and revenue from December 31, 2003 to December 31, 2004 are in large part attributable to the opening of new communities and the release of inventory for sale in late 2003 at projects such as Blooms Mill (137 deliveries in 2004) and Emerald Farm (20 deliveries in 2004). In addition, the beginning of deliveries in the first building at Belmont Bay 5 (11 deliveries in 2004) and the completion of Flynns Crossing (49 deliveries in 2004) contributed to the increase. The $25,000 increase in average per settlement revenue also contributed to the increase. Total revenue increased in part due to the delivery of 30 lots at Blooms Mill to another homebuilder during the year ended December 31, 2004 for $3.9 million of Other Revenue which was an increase of 13 units and $1.7 million from the year ended December 31, 2003.

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
      In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. Our overall borrowing capacity may be constrained by loan covenants which limit the ratio of our total liabilities to our total equity. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital than would be required if we built each project with long-term amortizing debt. At December 31, 2005, we had approximately $143.7 million of debt financing and $42.2 million of cash. We believe that internally generated cash, borrowings available under our credit facilities and access to public debt and equity markets will provide us with sufficient capital to meet our existing and expected capital needs.

Credit Facilities
      At December 31, 2005, we had approximately $178 million available under existing secured revolving development and construction loans for planned construction and development expenditures. A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 190 to 375 basis points over the LIBOR rate and 50 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At December 31, 2005, the one-month LIBOR and prime rates of interest were 4.39% and 7.25%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 6.29% to 8.29%. For information regarding risks associated with our level of debt and changes in interest rates, see “Business-Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

      We have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities. While the loan agreements relating to these various facilities contain certain covenants, they generally contain few, if any, material financial covenants. Typically, our loan agreements contain covenants requiring us to: (1) maintain a minimum tangible net worth, adjusted for certain items, in the amount of $65.0 million and (2) maintain a debt to tangible net worth below 3.5:1. As of December 31, 2005, we were in compliance with the financial covenants set forth in our loan agreements.
      We are considering replacing our credit facilities with one or more larger facilities, which may reduce our aggregate debt financing costs. We would be the borrower and primary obligor under this larger facility or facilities, and we anticipate the indebtedness will be secured, nonrecourse and based on an available borrowing base.

Cash Flow
      Net cash provided by/(used in) operating activities was $(131.1 million) for the year ended December 31, 2005, $11.1 million for the year ended December 31, 2004 and $(32.4 million) for the year ended December 31, 2003. In 2005, the primary source for the increase in cash used in operating activities was attributable to increased investments in real estate held for development and sale. In 2004, the primary source of the increase in cash from operating activities was attributable to increases in net income and accounts payable which were only partially offset by increased investments in real estate held for development and sale. In 2003, the primary source of the decrease in cash from operating activities was attributable to increased investment in real estate held for development and sale which was offset by minority interest investment and an increase in accounts payable and accrued liabilities.
      Net cash provided by/(used in) investing activities was $0.7 million for the year ended December 31, 2005, $0.8 million for the year ended December 31, 2004 and ($90,000) for the year ended December 31, 2003. In 2005, the primary source of the increase in cash from investing activities was attributable to the return of capital in the amount of $1.0 million upon the redemption of the Company’s investment in TCG Fund I. In 2004, the primary source of the increase in cash from investing activities was attributable to cash received from the acquisition of Comstock Service (as discussed in Note 2 and Note 4 of the accompanying consolidated financial statements).
      Net cash provided by/(used in) by financing activities was $104.9 million for the year ended December 31, 2005, $38.3 million for the year ended December 31, 2004 and $40.8 million for the year ended December 31, 2003. The primary source of the increases in cash from financing activities for the period ended December 31, 2005 was attributable to net proceeds from the Company’s follow on public offering and increased borrowings from the Company’s credit facilities The primary source of the increases in cash from financing activities for the period ended December 31, 2004 was attributable to net proceeds received from the Company’s initial public offering which were partially offset by distributions paid to stockholders. The primary source of the increases in cash from financing activities for the periods ended December 31, 2003 and December 31, 2002 were the proceeds from notes payable and contributions from minority interest shareholders.

Recent Acquisitions
      In January 2006, the Company completed the acquisition of Parker Chandler Homes, Inc. in the Atlanta, Georgia area. The acquisition price was approximately $10.0 million plus the assumption of approximately $43 million in debt and the retirement of approximately $12 million in mezzanine and shareholder debt. The acquisition added over 1,500 lots to the Company’s inventory of controlled land.
      In January 2006, the Company closed on the Commons on the Park, a 258-unit condominium conversion project in Reston, Virginia, formerly known as Carter Lake. The $36.0 million acquisition was funded by a $26 million, six-month acquisition loan facility from Bank of America.

Contractual Obligations and Commercial Commitments
      In addition to the above financing arrangements, we have commitments under certain contractual arrangements to make future payments for goods and services. These commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to such firm commitments are not reflected as assets or liabilities on the consolidated balance sheet. The following table summarizes our contractual and other obligations at December 31, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years

	(In thousands)
Notes payable(1)	$163,888	$36,270	$125,059	$2,559	—
Operating leases	$3,996	$978	$2,909	$109	—

Total	$167,884	$37,248	$127,968	$2,668	—

(1)	Notes payable includes estimated interest payments based on interest rates in effect at December 31, 2005.
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
      As discussed in Note 3 in the accompanying consolidated financial statements as of December 31, 2005, the Company has posted aggregate non-refundable deposits of $6.9 million on $83 million worth of land purchase options.
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
      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of December 31, 2005, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $1.1 million in a fiscal year, which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price option contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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
Evaluation of Disclosure Controls and Procedures
      We have evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2005. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms and were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Comstock Building Companies Inc.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, based on criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2005, our internal control over financial reporting is effective.
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005, which is included herein.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

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
(b) Exhibits

Exhibit
Number		Exhibit

3	.1(2)	Amended and Restated Certificate of Incorporation
3	.2(2)	Amended and Restated Bylaws
4	.1(1)	Specimen Stock Certificate
10	.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.
10	.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.
10	.3(1)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.
10	.4(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia
10	.5(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan Agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia
10	.6(2)	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.
10	.7(2)	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.
10	.8(2)	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.
10	.9(1)	Form of Indemnification Agreement
10	.10(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.
10	.11(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.
10	.12(1)	2004 Long-Term Incentive Compensation Plan
10	.13(1)	Form of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan
10	.14(2)	Form of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan
10	.15(1)	Employee Stock Purchase Plan
10	.16(1)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC
10	.17(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.
10	.18(2)	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC
10	.19(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.
10	.20(1)	Employment Agreement with Christopher Clemente
10	.21(1)	Employment Agreement with Gregory Benson
10	.22(1)	Employment Agreement with Bruce Labovitz
10	.23(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente
10	.24(1)	Confidentiality and Non-Competition Agreement with Gregory Benson
10	.25(1)	Confidentiality and Non-Competition Agreement with Bruce Labovitz

Exhibit
Number		Exhibit

10	.26(2)	Description of Arrangements with William Bensten
10	.27(2)	Description of Arrangements with David Howell
10	.28(1)	Trademark License Agreement
10	.29(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.
10	.30(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.
10	.31(3)	Agreement of Purchase and Sale, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bellemeade Farms Investors, LLC et. al.
10	.32(3)	Loan Agreement, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bank of America, N.A.
10	.33(3)	Guaranty Agreement, dated September 28, 2005, by the Registrant in favor of Bank of America, N.A.
10	.34(4)	Life Insurance Reimbursement Agreement with William P. Bensten
10	.35(4)	Life Insurance Reimbursement Agreement with Bruce Labovitz
10	.36(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson
10	.37(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.
10	.38*	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006
10	.39*	Loan Agreement, dated January 31, 2006, by and between Comstock Carter Lake, L.C. and Bank of America, N.A.
10	.40*	Guaranty Agreement, dated January 31, 2006m by the Registrant in favor of Bank of America, N.A.
14	.1(2)	Code of Ethics
21	.1*	List of subsidiaries
23	.1*	Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (see signature page to this Annual Report on Form 10-K.)
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

(2)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.

(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.

(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Comstock Homebuilding Companies, Inc.
      We have completed an integrated audit of Comstock Homebuilding Companies, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated and combined financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated and combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Comstock Homebuilding Companies, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 15, 2006

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$42,167	$67,559
Restricted cash	10,800	7,500
Receivables	6,365	239
Note receivables	1,250	—
Due from related parties	2,899	1,447
Real estate held for development and sale	263,802	104,326
Inventory not owned — variable interest entities	89,890	118,558
Property, plant and equipment	605	488
Investment in real estate partnerships	(35)	1,029
Deferred income tax	2,545	821
Other assets	11,031	2,540

TOTAL ASSETS	$431,319	$304,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	59,131	$35,532
Income taxes payable	—	290
Due to related parties	40	148
Obligations related to inventory not owned	83,015	114,333
Notes payable	142,994	65,684
Notes payable — related parties	663	10,944
Distribution payable	—	12,655

TOTAL LIABILITIES	285,843	239,586

Commitments and contingencies (Note 15)
Minority interest	400	2,695

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 11,532,442 and 9,160,608 issued and outstanding	115	92
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	126,461	71,196
Retained earnings (accumulated deficit)	18,473	(9,089)

TOTAL SHAREHOLDERS’ EQUITY	145,076	62,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$431,319	$304,507

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Amounts in thousands, except share data)

	Twelve Months Ended December 31,

	2005	2004	2003

Revenues
Sale of real estate — Homes	$216,265	$87,003	$49,081
Other revenue	8,040	9,042	6,440

Total revenue	224,305	96,045	55,521
Expenses
Cost of sales of real estate	154,102	57,339	36,620
Cost of sales of other	3,604	6,654	5,136
Selling, general and administrative	24,190	11,940	5,712

Operating income	42,409	20,112	8,053
Other (income) expense, net	(1,450)	908	(44)

Income before minority interest and equity in earnings of real estate partnerships	43,859	19,204	8,097
Minority interest	30	5,260	2,297

Income before equity in earnings of real estate partnerships	43,829	13,944	5,800
Equity in earnings of real estate partnerships	99	118	139

Total pre tax income	43,928	14,062	5,939
Income Taxes	16,366	(241)	—

Net Income	$27,562	$14,303	$5,939

Basic earnings per share	2.14	1.95	0.84

Basic weighted average shares outstanding	12,870	7,347	7,067

Diluted earnings per share	2.12	1.95	0.84

Diluted weighted average shares outstanding	13,022	7,351	7,067

The accompanying notes are an integral part of these consolidated and combined financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

			Comstock Homebuilding
			Companies, Inc.

	The Comstock
	Companies Common stock

			Class A		Class B		Additional	Retained
							Paid-In	earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(deficit)	Total

Balance at December 31, 2002	3,558	$3	—	$—	—	$—	$1,493	$2,111	$3,607
Distributions	—	—					—	(2,521)	(2,521)
Net Income	—	—					—	5,939	5,939

Balance at December 31, 2003	3,558	3	—	—	—	—	1,493	5,529	7,025
Distributions	—	—					—	(5,668)	(5,668)
Issuance of common stock in Homebuilding on June 7, 2004		—							—
Recapitalization by virtue of merger	(3,558)	(3)	4,333	43	2,733	27	4		71
Acquisition of Service on December 17, 2004							4,756		4,756
Issuance of common stock of Homebuilding on December 17, 2004 (less transaction costs)			3,960	40			56,012		56,052
Issuance of common stock — overallotment			594	6			8,833		8,839
Distribution following IPO								(23,253)	(23,253)
Issuance of restricted common stock			275	3			(3)		—
Stock-based compensation							101		101
Net income	—	—					—	14,303	14,303

Balance at December 31, 2004	—	—	9,162	92	2,733	27	71,196	(9,089)	62,226
Net Income								27,562	27,562
Stock compensation and issuances			3	0	—	—	2,346	—	2,346
Issuance of common stock under employee stock purchase plans			8	0	—	—	133	—	133
Issuances of common stock in follow on offering on June 22, 2005 (less transactions costs)	—	—	2,360	23	—	—	52,786	—	52,809

Balance at December 31, 2005	—	$—	11,533	$115	2,733	$27	$126,461	$18,473	$145,076

The accompanying notes are an integral part of these consolidated and combined financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Amounts in thousands, except share data)

	Twelve Months Ended December 30,

	2005	2004	2003

Cash flows from operating activities:
Net income	$27,562	$14,303	$5,939
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	172	106	67
Loss on disposal of assets	9	1	—
Minority interest	30	5,260	2,297
Equity in earnings of real estate partnerships	(99)	(118)	(139)
Distributions from investment in real estate partnerships	163	120	157
Amortization of stock compensation	2,346	101	—
Deferred income tax	(1,724)	(531)	—
Changes in operating assets and liabilities:
Restricted Cash	(3,300)	(7,500)	—
Receivables	(6,126)	2,107	(1,736)
Note Receivables	(1,250)	—	—
Due from related parties	(1,452)	1,693	(1,832)
Real estate held for development and sale	(159,476)	(23,081)	(44,260)
Other assets	(11,141)	(5,428)	1,005
Accounts payable and accrued liabilities	23,599	24,025	6,237
Income tax payable	(290)	290	—
Due to related parties	(108)	(82)	(24)

Net cash (used in) provided by operating activities	(131,085)	11,266	(32,289)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(298)	(372)	(90)
Distributions of capital from investments in real estate partnerships	1,000	—	—
Acquisition of Comstock Service	—	1,215	—

Net cash provided by investing activities	702	843	(90)

Cash flows from financing activities:
Proceeds from notes payable	212,408	81,747	74,521
Proceeds from related party notes payable	444	4,646	6,300
Payments on notes payable	(135,098)	(78,716)	(37,782)
Payments on related party notes payable	(10,725)	(6,000)	—
Contribution from minority shareholders	87	—	2,000
Payment of distribution payable	(12,655)	—	—
Distributions paid to minority shareholders	(2,412)	(14,181)	(1,674)
Distributions paid to shareholders	—	(14,168)	(2,521)
Proceeds from shares issued under employee stock purchase plan	133	—	—
Net proceeds from offerings	52,809	64,962	—

Net cash provided by financing activities	104,991	38,290	40,844

Net (decrease) increase in cash and cash equivalents	(25,392)	50,399	8,465
Cash and cash equivalents, beginning of period	67,559	17,160	8,695

Cash and cash equivalents, end of period	$42,167	$67,559	$17,160

Supplemental disclosures of cash flow information:
Income taxes paid	$23,044	$—	$—

The accompanying notes are an integral part of these combined consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise indicated)

1.	ORGANIZATION
      Comstock Companies, Inc. (the “Company”) was incorporated on May 24, 2004 as a Delaware corporation. On June 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc.
      On December 17, 2004 as a result of completing its initial public offering (“IPO”) of its Class A Common Stock, the Company acquired 100% of the outstanding capital stock of Comstock Holding Company, Inc. and subsidiaries (“Comstock Holdings”) by merger, which followed a consolidation that took place immediately prior to the closing of the IPO (the “Consolidation”). The Consolidation was effected through the mergers of Sunset Investment Corp., Inc. and subsidiaries and Comstock Homes, Inc. and subsidiaries and Comstock Service Corp., Inc and subsidiaries (“Comstock Service”) with and into Comstock Holdings. Pursuant to the terms of the merger agreement, shares of Comstock Holdings were canceled and replaced by 4,333 and 2,734 shares Class A and B Common Stock of the Company, respectively. Both Class A and B Common Stock shares bear the same economic rights. However for voting purposes, Class A stock holders are entitled to one vote for each share held while Class B stock holders are entitled to fifteen votes for each share held.
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
      On June 22, 2005 the Company completed a follow-on offering in which 2,360 shares of Class A Common stock were sold to the public at a price of $23.90 per share. The offering resulted in total proceeds to the Company, net of underwriting discounts, of approximately $52.8 million.
      Our Class A common stock is traded on the NASDAQ National market under the symbol “CHCI.” We have no public trading history prior to December 14, 2004.
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
      A summary of the significant accounting principles and practices used in the preparation of the consolidated and combined financial statements is as follows:
     Basis of Presentation
      As discussed in Note 1, the Company and the Predecessor effected the Consolidation on December 17, 2004. The Company and the Predecessor were entities that had a high degree of common ownership, common management, and common corporate governance as they were owned by the same individuals each holding substantially the same ownership. As a result, the Company has determined that, based on the high degree of common ownership that resulted in substantially the same ownership interests before and after the transaction, the common nature of the businesses, the long-term business relationships between the companies and other related factors, the exchange lacked substance and therefore, they accounted for the Consolidation on a historical cost basis in accordance with FASB Technical Bulletin (FTB 85-5, “Issues Related to Accounting of Business Combination.”) Further, SFAS 141 “Business Combinations” states that, in transactions between parties under common control, the receiving entity should account for the assets and liabilities received at their historical carrying values. Additionally, such transfers should be accounted for by the receiving entity as of the beginning of the period in which the transaction occurs. Accordingly, the Company has reflected the assets and liabilities acquired in the transaction at their historical carrying values and the results of operations are presented as if the transaction occurred on January 1, 2004. The accompanying combined statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2003 are those of the Predecessor.
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
     Principles of consolidation
      The consolidated and combined financial statements include all controlled subsidiaries. In addition, the Company reviews its relationships with other entities to assess whether the Company is the primary beneficiary of a variable interest entity. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated. See the “Recent accounting pronouncements” section of this Note and Note 3 for additional discussion on the consolidation of variable interest entities. All material inter-company balances and transactions are eliminated in consolidation.
     Cash and cash equivalents
      Cash and cash equivalents are comprised of cash and short-term investments with maturities when purchased of three months or less. At times, the Company may have deposits with institutions in excess of federally insured limits. Banking institutions with which the Company does business are considered credit worthy; therefore, credit risk associated with cash and cash equivalents is considered low. At December 31, 2005, the Company had restricted cash of $10,800, which primarily includes certain customer deposits related to home sales.
     Receivables
      Receivables include amounts in transit or due from title and settlement companies for residential property closings. The Company has determined that no allowance for uncollectibility is required at December 31, 2005 and 2004 based on a review of the individual accounts.

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
      Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to estimated fair value is recorded when the carrying value of the property exceeds its estimated fair value. These evaluations are made on a property-by-property basis. The Company assesses the impairment of real estate assets whenever events or changes in circumstances indicate that the net book value may not be recoverable. As discussed in Note 5 the Company recorded an impairment charge of $1.2 million during the fourth quarter of 2005.
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
      The following table is a summary of interest incurred and capitalized:

	Years Ended December 31,

	2005	2004	2003

Total interest incurred	12,272	$4,686	$1,944

Beginning interest capitalized	$4,524	$1,428	$586
Plus: Interest incurred on notes payable	11,752	2,847	1,782
Plus: Interest incurred on related party notes payable	310	1,461	154
Less: Interest expensed as a component of cost of sales	(4,996)	(1,212)	(1,094)

Ending interest capitalized	$11,590	$4,524	$1,428

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

	Years Ended December 31,

	2005	2004	2003

Balance at beginning of period	$916	$541	$460
Additions	888	823	344
Releases and/or charges incurred	(598)	(448)	(263)

Balance at end of period	$1,206	$916	$541

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

     Advertising costs
      The total amount of advertising costs charged to general, selling and administrative expense was $1,602, $863, and $391 for the years ended December 31, 2005, 2004 and 2003, respectively.
     Stock compensation
      As discussed in Note 14, the Company currently sponsors stock option plans and restricted stock award plans. Prior to December 14, 2004, the Company did not sponsor any such plans. Effective January 1, 2004, the Company prospectively adopted SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. A portion of the costs associated with stock-based compensation is capitalized to real estate held for development and sale, with the remainder allocated to selling, general and administrative expenses.
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
     Earnings per share
      The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004	2003

Basic earnings per share
Net Income	$27,562	$14,303	$5,939

Basic weighted-average shares outstanding	12,870	7,347	7,067

Per share amounts	$2.14	$1.95	$0.84

Dilutive Earnings Per Share
Net Income	$27,562	$14,303	$5,939

Basic weighted-average shares outstanding	12,870	7,347	7,067
Stock options and restricted stock grants	152	4	—

Dilutive weighted-average shares outstanding	13,022	7,351	7,067

Per share amounts	$2.12	$1.95	$0.84

      Shares issued to the owners of the Predecessor in exchange for their interests in connection with the Consolidation have been reflected in weighted average shares as of the beginning of the earliest period presented.
     Comprehensive income
      For the years ended December 31, 2005, 2004, and 2003, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying combined consolidated financial statements.
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
     Recent accounting pronouncements
      On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, we may be required to consolidate certain investments, that are not variable interest entities, in which we hold a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on our financial statements as of December 31, 2005.
      FAS 154 “Accounting Changes and Error Corrections” replace APB Opinion No. 20, and FASB Statement No. 3. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

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
      The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of some of those entities. As a result, at December 31, 2005 and 2004 the Company has consolidated five entities each year in the accompanying consolidated balance sheet. The effect of the consolidation at December 31, 2005 and 2004 was the inclusion of $89,890 and $118,558, respectively, in “Inventory not owned — Variable Interest Entities” with a corresponding inclusion of $83,015 (net of land deposits paid of $6,875) and $114,333 (net of land deposits paid of $4,225), respectively, to “Obligations related to inventory not owned.” Creditors, if any, of these Variable Interest Entities have no recourse against the Company.

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

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$1,216
Notes receivable	2,506
Real estate held for development and sale	19,338
Other assets	25

Total assets acquired	23,085
Less: Accounts payable	(1,052)
Less: Notes payable	(13,889)
Less: Minority interest	(2,717)
Less: Other liabilities	(671)

Net assets acquired	$4,756

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

5.	REAL ESTATE HELD FOR DEVELOPMENT AND SALE
      Real estate held for development and sale consists of the following:

	December 31,

	2005	2004

Land and land development costs	$119,530	$65,545
Cost of construction (including capitalized interest and real estate taxes)	144,272	38,781

	$263,802	$104,326

      The Company performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. These assets are written down to fair value if the sum of the expected future undiscounted cash flows is less than the carrying amounts. During the fourth quarter of 2005 the Company experienced lower than expected absorption and sales traffic rates, which resulted in increased carrying costs, in certain projects in North Carolina. The Company considered this a “triggering event” as defined by FAS 144 and evaluated its carrying amounts related to its projects in North Carolina. As a result, the Company recorded a $1.2 million impairment charge on the carrying value of real estate held for development and sale at Kelton II, a townhouse community in Raleigh, North Carolina. The charge is included as a component of cost of sales on the accompanying statement of operations. The impairment was calculated using a discounted cash flow analysis model. This analysis is dependent on many subjective factors, including the selection of appropriate discount and absorbtion rates. The cash flow estimates used by the Company are based on the best information available at the time the estimates are made. Significant adverse changes in circumstances affecting these estimates and assumptions in future periods could cause a significant impairment adjustment to be recorded.

6.	PROPERTY, PLANT, AND EQUIPMENT, NET
      Property, plant, and equipment consist of the following:

	December 31,

	2005	2004

Computer equipment	$540	$498
Furniture and fixtures	296	152
Office equipment	243	271

	1,079	921
Less: accumulated depreciation	474	433

	$605	$488

      Depreciation expense, included in “selling, general, and administrative” in the consolidated and combined financial statements of operations, amounted to $172, $106 and $67 for the years ended December 31, 2005, 2004 and 2003, respectively.

7.	INVESTMENTS IN REAL ESTATE PARTNERSHIPS
      Investments in real estate partnerships accounted for using the equity method are comprised of the following:

	December 31,

	2005	2004

TCG Fund I, L.C.(1)	$—	$1,029
North Shore Investors, LLC(2)	(35)	—

	$(35)	$1,029

(1)	TCG Fund I, L.C. (“Fund I”) — During 2002, the Predecessor had made a $1,000 investment in Fund I. Under the terms of the investment, the Company had a 9.58% member interest in Fund I and a 33.18% interest in the Loan Class of Fund I. Fund I provided funds for real estate projects being developed, managed or built by entities in which the Company had an interest. For the years ended December 31, 2005, 2004, and 2003 the Company recorded earnings of $135, $120, $120 respectively. The Company received its share of distribution of profits in the amount of $164, $120 and $156 during the year ended December 31, 2005, 2004, 2003 respectively. During September 2005, the fund ceased operations and the Company received its initial investment of $1,000 as a final distribution.

(2)	Prior to the Company’s acquisition of Comstock Service as discussed in Note 1, Comstock Service in 2001 had invested $41 in North Shore Investors, LLC (“North Shore”) for a 50% ownership interest. North Shore was formed to acquire and develop residential lots and construct single family and townhouse units. In 2002, as a result of recognizing its share of net losses incurred by North Shore, Comstock Service reduced its investment in North Shore, to $0. The Company, as part of the acquisition of Comstock Service on December 17, 2004 recorded this investment in North Shore at $0.

On June 28, 2005 the Company received a capital call from North Shore in the amount of $719 so that North Shore may comply with certain debt repayments. Because the Company may be obligated to provide future financial support, the Company, during the twelve months ended December 31, 2005 recorded its share of losses incurred by North Shore in the accompanying financial statements in the amount of $35.
During the third quarter of 2005, the Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loans made for the benefit of North Shore. The Company finalized the purchase of the loans on or about September 8, 2005, issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and subsequently filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005 and initiated foreclosure proceedings on or about November 18, 2005. On or about December 22, 2005, the individual guarantor subject to the earlier suit filed a countersuit against two of the officers of the Company who were also individual guarantors under the acquisition and development loan. The Company has set a foreclosure sale for March 23, 2006.
      As of December 31, 2005 the Company carried the following amounts in its financial statements related to North Shore:

Investment in real estate partnerships	$(35)
Due from affiliates	$1,272
Development and construction loan receivable	$1,563
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
      The condensed combined balance sheets and the statements of operations for the real estate property partnerships accounted for using the equity method are as follows:
Condensed Combined Balance Sheets

	December 31,

	2005	2004

Real estate held for development and sale	$11,263	$10,556
Other assets	75	4,037

Total assets	$11,338	$14,593

Mortgage notes payable	$10,921	$10,659
Notes payable to related parties	1,547	1,432
Other liabilities	143	181

Total liabilities	12,611	12,272
Partners’ capital	(1,273)	2,321

Total liabilities and partners’ capital	$11,338	$14,593

Condensed Combined Statements of Operations

	Years Ended December 31,

	2005	2004	2003

Revenues	$3,920	$22,157	$11,349

Operating income (loss)	$111	4,573	1,691
Other (income) and expense	7	99	21

Net income (loss)	$104	$4,474	$1,670

Company’s share of net income (loss)	$99	$118	$139

8.	OTHER ASSETS
      Other assets consist of the following:

	December 31,

	2005	2004

Contract land deposits	$2,825	$630
Restricted escrow deposits	1,915	776
Prepaid income taxes(1)	4,708	—
Other	1,583	1,134

	$11,031	$2,540

(1)	Prepaid income taxes represent an overpayment of federal and state income taxes due to lower actual taxable income than originally estimated. The Company expects to apply these overpayments against 2006 taxable income.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
      Accounts payable and accrued liabilities consist of the following:

	December 31,

	2005	2004

Trade payables	$35,163	$15,318
Warranty	1,206	916
Customer deposits	17,817	16,678
Other	4,945	2,620

	$59,131	$35,532

10.	NOTES PAYABLE
      The Company has outstanding borrowings with various financial institutions and other lenders which have been used to finance the acquisition, development, and construction of real estate property. Notes payable consist of the following:

	2005	2004

Notes payable to non-related parties
Shared construction and development loans with approximately $178,499 available to be drawn for planned development expenditures, with monthly interest payments ranging from prime + 0.5% to 16% or 30 day libor + 1.9% to 90 day libor + 3.75% (the prime rate at December 31, 2005 and 2004, was 7.25% and 5.25%, respectively; the 30/90 day libor rate at December 31, 2005 and 2004, 4.39%/4.54% and 2.40%/2.56%, respectively)	$140,143	$63,071
Interest bearing deferred purchase money deed of trust note issued in exchange for land, with interest at a rate of 5.39%. The note matured in December 2005	—	1,512
Subordinated second trust loan of $2,500 and $228 with quarterly interest only payments of 7% and monthly interest only payments of 14%, respectively. The remaining note matures March 2010. At December 31, 2005 the accrued interest on the note is $15	2,515	228
Non-interest bearing deferred purchase money notes issued in exchange for land	336	873

	142,994	65,684

Notes payable to related parties
Subordinated second trust loan of $300 with monthly interest only payments of 14%. The note was paid in full in April 2005	—	300
Note payable of up to $5,000 with quarterly interest only payments of 12% per annum. The note was paid in full in June 2005	—	2,500
Note payable of $2,400 with monthly interest only payments of 12% per annum maturing in August 2006	663	2,400
Note payable to TCG Fund I LC, an equity method investee for a loan up to $4,000 with interest only payments at 12% per annum. The note was paid in full in June 2005. At December 31, 2004 the accrued interest on the note is $106	—	3,323
Note payable to TCG Debt Fund II LC, a related party due to common ownership, for a loan up to $2,600 with interest only payments at 12% per annum. The note was paid in full in November 2005. At December 31, 2004 the accrued interest on the note is $49	—	2,421

	$143,657	$76,628

      Maturities with respect to all notes payable as of December 31, 2005 are as follows:

Years ending December 31,

2006	$24,610
2007	116,533
2008 and thereafter	2,514

$143,657

      For the years ended December 31, 2005, 2004 and 2003, aggregate debt had a weighted average annual effective interest rate of 9.2%, 6.9%, and 6.6%, respectively.

      Upon settlement of each home or lot, principal is curtailed based upon a specific release payment to the lender. The loans are collateralized by first liens on the land held for development and the construction in progress of the respective developments. In addition, borrowings at the project entity level are guaranteed by the Company and in most cases some of its shareholders. The Company must comply with certain restrictive covenants, which include maintenance of a total debt-to-tangible net worth ratio and a minimum tangible net worth level. As of December 31, 2005 the Company was in compliance with all covenants as required.
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

11.	COMMON STOCK
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
      On June 22, 2005 the Company completed a follow-on offering in which 2,360 shares of Class A Common stock were sold to the public.
      During the fourth quarter of 2005 the Company’s Board of Directors authorized a $1,000 share buyback ininative. As of December 31, 2005 no shares have been repurchased.

12.	RELATED PARTY TRANSACTIONS
      In June 2002, the Predecessor entered into a promissory note agreement with TCG Fund I, LC to fund development projects. TCG Fund I, LC, is a related party in which the Company has an equity investment. The promissory note agreement allows for the Company to borrow up to $4 million. The note bears interest at 12% per annum and was paid in full during June 2005. As of December 31, 2004 and 2003 the amount owed to TCG Fund I amounted to approximately $3.3 Million. Accrued interest on this note totaled $106 and $90 at December 31, 2004 and 2003, respectively.
      In September 2004, the Predecessor entered into a promissory note agreement with TCG Fund II, LC to fund development projects. TCG Fund II, LC is a related party which the company manages as a non-member. The promissory note agreement allows the Company to borrow up to $10 million. The note bears interest at 12% per annum and was paid in full during November 2005. As of December 31, 2004 the Company owed $2.4 million under this promissory agreement. Accrued interest on this note totaled $49 at December 31, 2004.
      In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C., an affiliate of our Predecessor in which executive officers of the Company Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, Dwight Schar, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. For nine months ended September 30, 2004, total payments made under this lease agreement were $231. On September 30, 2004 the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity owned by Christopher Clemente. Total payments made under this lease agreement were $142 as of December 31, 2004. On

August 1, 2005 the lease agreement was amended for an additional 8.4 square feet. Total payments made under this lease agreement were $629 as of December 31, 2005.
      In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, Louis Clemente, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at one of the Company’s developments. The Company paid $10,038, $4,352, and $829 to this construction company during the year ended December 31, 2005, 2004 and 2003, respectively, to this company.
      In May 2003, the Predecessor entered into a lot purchase agreement to sell 47 developed lots to an entity in which Christopher Clemente’s father-in-law, Dwight Schar, serves as the chief executive officer and chairman of the board of directors and is a shareholder. During the year ended December 31, 2004 and 2003, the Company delivered 30 and 17 lots, respectively, to this entity for $3,910 and $2,193, respectively.
      In December 2003, the Predecessor entered into a $7,000 second trust loan agreement, accruing interest at 18% per annum, with Comstock Capital Partners, L.C., a related entity equally owned by Christopher Clemente and Gregory Benson. Immediately upon execution, Comstock Capital Partners assigned 100% of the second trust loan to other parties. An assignment was made covering $6 million of the principal under the second trust loan to an entity owned or controlled by Christopher Clemente’s father-in-law, Dwight Schar, at 15% per annum. At December 31, 2003 the principal owed was $7,000. Accrued interest at December 31, 2003 amounted to $55. The remaining $1.0 million of principal under the loan was assigned to an entity controlled by Scott Kasprowicz who became a related party on June 1, 2004 upon the hiring of his son, Reid Kasprowicz. This $7,000 second trust loan matured in November 2004 and was paid in full.
      In April 2004, the Predecessor entered into an additional three year $5,000 promissory note agreement, with an entity controlled by Scott Kasprowicz, bearing interest at a rate of 12%. Under the terms of the note, the Predecessor was advanced $2,500 in April 2004 and an additional $2,500 in June 2004. Due to the a consolidation of The Comstock Companies, the lender was entitled to a premium of up to 10% of the outstanding principal balance which was paid December 2004. As of December 31, 2004 the amount owed to Scott Kasprowicz was $2,500. Accrued interest and premium at December 31, 2004 totaled $598. This note was paid in full during June 2005.
      At December 31, 2004, the Company had an outstanding note receivable from Investors Management, LLC of $163, which accrues interest at a rate of 10% per annum. Investors Management, LLC is a related party, which is owned partially by Christopher Clemente, Gregory Benson and Bruce Labovitz (executive officers and/or shareholders of the Company). At December 31, 2004 accrued interest receivable on this note totaled $5. During February 2005 the Company received payment in full on this note.
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
      During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution that was developed by I-Connect along with any improvements made thereto by the Company remained the property of I-Connect. During the years ended December 31, 2005, 2004 and 2003, the Company paid $485, $434 and $471, respectively, to I-Connect. Also, in March 2003, the Predecessor entered into a space sharing agreement with I-Connect, L.C. to occupy and use 3,342 square feet of office space subleased by I-Connect, L.C. from a third party in Reston, Virginia. The Predecessor paid $4 and $40, respectively, under this agreement for the years ended December 31, 2004 and 2003. On June 24, 2003, the I-Connect, L.C. sublease was assigned to Comstock Partners, L.C. (as landlord). The space sharing agreement with I-Connect ended on September 30, 2004.

      At the end of December 31, 2004 and 2003, the Predecessor received revenue of approximately $3,280 and $2,908, respectively, by providing administrative and sales support to Comstock Service Corp., Inc., a related party previously owned by Christopher Clemente and Gregory Benson. At December 31, 2003 the Company had a receivable of approximately $2,690 from this entity.
      For the years ended December 31, 2005, 2004 and 2003, the Predecessor received revenue of approximately $0, $157 and $121, respectively, by providing administrative and sales support to Loudoun Station a related party in which Christopher Clemente, Gregory Benson and Christopher Clemente’s father-in-law, Dwight Schar, are shareholders. During March 2005 all members assigned their membership rights to Greg Benson giving him 100% ownership of Investors Management.
      From October 31, 2003 to December 31, 2003, the Predecessor granted interest-free loans totaling $38 to an employee of the Company. As of December 31, 2003 and June 30, 2004 the employee owed the Company $38 and $39, respectively. The loan was repaid in July of 2004.
      In October 2004, the Predecessor entered into an agreement with Comstock Asset Management Inc.(CAM), where CAM assigned the Company first refusal rights to purchase a portion of their Loudoun Station Properties. In partial consideration for the performance in which the Company would provide management services for a fee of $20 a month. For the years ended December 31, 2005 and 2004 the Company recorded $240 and $60, respectively, in revenue. At December 31, 2005 and 2004 the Predecessor recorded a receivable for $0 and $60, respectively, from this entity. In addition, the Company in November 2004, entered into an agreement with Comstock Asset Management to sell certain retail condominium units at Potomac Yard for a total purchase price of $14,500. In connection with this sale, the Company received a deposit of $8,000 upon execution of the agreement. The agreement was modified in 2005, which reduced the deposit amount to $6,000.
      During the course of the years ended December 31, 2005 and 2004 the Company provided bookkeeping services to related party entities at no charge.
      In August 2004, the Predecessor entered into a $2,400 promissory note agreement with Belmont Models I, L.C., an entity managed by Investors Management. The note bears an interest rate of 12%, which is payable monthly and matured July 2005. In March 2005, the Company sold four condominium units to Belmont Models I, L.C. under a sale and leaseback arrangement. The four condominium units were delivered for a total purchase price of $2,000 and leased back at a rate of $20 per month. The Company expects the lease to continue for a period of twenty-four months. As a result of the deliveries, the promissory note was reduced by the total purchase price. At December 31, 2005 and 2004 the Company owed $663 and $2,400, respectively. Accrued interest payable on this note totaled $6 and $49, respectively, at December 31, 2005 and 2004.
      During 2005 and 2004 the Predecessor entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a homes ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us. Sales of homes to employees for investment purposes are conducted at market prices.
      In September 2005, Comstock Foundation, Inc., an affiliate, was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code. The affairs of Comstock Foundation are managed by a five person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. The Company will also provide bookkeeping services to the affiliate. In October 2005 the Company donated $100 cash and the right to use 27 units at our Penderbrook condo conversion project in Fairfax, VA for a period of six months. The Foundation is providing these units to the victims of Hurricane Katrina. The fair market value of the rental units donated is $237.

13.	EMPLOYEE BENEFIT PLANS
      The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. The plan provides for matching Company contributions at the sole discretion of the board of directors. The Company and the Predecessor made no contributions to the plan during the years ended December 31, 2005, 2004 and 2003.
      The Company maintains an Employee Stock Purchase Plan in which eligible employees have the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $12,750. Under the plan, employees of the Company purchased 7,817 shares of Class A common stock.

14.	RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS
      Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123(R). Prior to December 14, 2004 the Company did not sponsor any stock based plans. Accordingly, no stock based compensation was included for the year ended December 2003.
      On December 14, 2004 the Company adopted the 2004 Long-Term Compensation Plan (“The Plan”). The plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. Any shares issued under the Plan vest typically over service periods that range from one to five years. Stock options issued under the plan expire 10 years from the date they are granted.
      The Plan provided for an initial authorization of 1,550 shares of Class A Common stock for issuance thereunder, plus an additional annual authorization effective January 1, 2006 equal to the lesser of (i) 3% of the Class A Common Stock outstanding on the date of determination, (ii) 500,000 shares or (iii) such lesser amount as may be determined by the Company’s Board of Directors.
      The following equity awards were outstanding at December 31,

	2005	2004

Stock options	213,993	107,144
Restricted stock grants	273,891	275,317

Total outstanding equity awards	487,884	382,461
      On December 31, 2005 the following amounts were available for issuance under the plan:

Shares Available for issuance at December 14, 2004	1,550
Adjustments:
Restricted stock grants — Issued	(275)
Options — issued	(107)

Shares available for issuance at December 31, 2004	1,168
Adjustments:
Restricted stock Grants — issued	(16)
Options — issued	(107)
Restricted stock grants — forfeited	14

Shares available for issuance at December 31, 2005	1,059

      The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Because the Company does not have sufficient trading history, expected volatilities are based historical volatilities of comparable companies within our industry. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. Due to lack of history, expected lives based on management’s bests estimates at the time of grant. The risk-free rate for periods is based on the U.S. Treasury rates in effect at the time of grant.

	2005	2004

Weighted average fair value of options granted	$7.61	$6.58
Dividend yields	N/A	N/A
Expected volatility	41-48%	48%
Weighted average expected volatility	45%	48%
Risk free interest rates	3.56- 3.63%	3.35%
Weighted average expected lives (in years)	2.5	4
      The following table summarizes information about stock options activity:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 14, 2004	—	—
Granted	107,144	$16.00
Outstanding at December 31, 2004	107,144	16.00
Granted	106,849	23.90
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2005	213,993	$19.94

Exercisable at December 31, 2005	—	$—

      At December 31, 2005 there were no options which were fully vested.
      A summary of the Company’s restricted share activity is presented below:

		Weighted average fair
	Shares	value at date of grant

Restricted shares outstanding at December 14, 2004	—	—
Granted	275,317	$16.00

Restricted shares outstanding at December 31, 2004	275,317	16.00
Granted	16,188	24.55
Vested	(4,068)	18.12
Forfeited	(13,545)	16.28

Restricted shares outstanding at December 31, 2005	273,891	$16.46

      As of December 31, 2005, there was $2,548 of total unrecognized compensation cost related to nonvested restricted stock issuances granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.6 years.
      Total compensation expense for share based payment arrangements for the year ended December 31, 2005 and 2004 was $2,322 and $101 respectively, of which $407 and $0 was capitalized to real estate held for development and sale. The total deferred tax benefit related to stock compensation, recorded on the balance sheet as of December 31, 2005 and 2004 amounted to $790 and $39 respectively.

      The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

15.	COMMITMENTS AND CONTINGENCIES

Litigation
      As manager of an affiliated entity, we exercised our option rights to purchase the project acquisition, development and construction loans made for the benefit of North Shore project located in Raleigh, North Carolina. We subsequently issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and thereafter filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005 for a claim amount of $1.8 million as of the date of the filing. The Company finalized the purchase of the loans on or about September 8, 2005, issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and subsequently filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005 and initiated foreclosure proceedings on or about November 18, 2005. On or about December 22, 2005, the individual guarantor subject to the earlier suit filed a countersuit against two of the officers of the Company who were also individual guarantors under loans. The Company has set a foreclosure sale for March 23, 2006.
      On August 11, 2005, the Company was served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147.0 million project loan for the Potomac Yard project. The claim in the base amount of $2.0 million plus interest and costs is based on breach of contract and equitable remedies of unjust enrichment and quantum meruit. The Company has denied the claims.
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

Lot purchase agreements
      On December 26, 2001, the Predecessor entered into a purchase commitment agreement to purchase developed residential lots. The purchase commitment agreement provides for fixed purchase prices per lot subject to escalation throughout the build-out period for each project. At December 31, 2005, the Company had commitments to purchase seventeen lots at an average minimum purchase price of approximately $20 per lot, under non-specific performance agreements.

Letters of credit and performance bonds
      The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At December 31, 2005, the Company has issued $5,042 in letters of credit and $16,670 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

Operating leases
      The Company leases office space under non-cancelable operating leases. Minimum annual lease payments under these leases at December 31, 2005 approximate:

Year Ended:	Amount

2006	$978
2007	1,029
2008	1,030
2009	850
2010	109
Thereafter	0

Total	$3,996

      Operating lease rental expense aggregated $728 and $347, respectively, for years ended December 31, 2005 and 2004.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying amounts reported in the combined consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and floating rate debt approximate fair value.
      The carrying amount and fair value of fixed rate debt at December 31, 2004 and 2003 were as follows:

	December 31,

	2005	2004

Carrying amount	$31,609	$11,172
Fair value	$36,233	$12,789
      Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

17.	INCOME TAXES
      Prior to December 17, 2004 the Predecessor had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code and therefore was not subject to income taxes. Taxable income or loss was passed through and reported by the individual shareholders. Subsequent to the consolidation the company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with SFAS 109 “Accounting for Income Taxes”.
      Income Tax provision consists of the following as of December 31,:

	2005	2004

Current:
Federal	$15,160	$242
State	2,885	48

	18,045	290
Deferred:
Federal	(1,417)	(472)
State	(262)	(59)

	(1,679)	(531)
Total Income Tax Expense	$16,366	$(241)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	2005	2004

Deferred tax assets:
Inventory	$2,246	$2,067
Warranty	417	293
Deferred rent	27	8
Accrued expenses	73	96
Stock based compensation	790	39

	3,552	2,503
Less — valuation allowance	(840)	(1,508)

Net deferred tax assets	2,712	995
Deferred tax liabilities:
Investment in Affiliates	(8)	—
Depreciation and amortization	(159)	(174)

Net deferred tax liabilities	(167)	(174)

Net deferred tax assets	$2,545	$821

      The Company has adequately provided for contingencies related to income taxes in accordance with SFAS No. 5. At December 31, 2005 and 2004, the Company recorded $802 and $68, respectively in income tax reserves. This tax reserve relates predominately to a potential dispute by taxing authorities over tax benefits resulting from additional income tax basis in certain residential housing development projects. The Company has also determined that a valuation allowance of approximately $840 and $1,508 as of December 31, 2005 and 2004 respectively related to a deferred tax asset of approximately $840 and $1,508 resulting from additional tax basis in residential real estate development projects. In analyzing the need for the provision of tax contingency reserves and the valuation allowance, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experiences and judgments about potential actions by taxing jurisdictions.
      A reconciliation of the statutory rate and the effective tax rate follows:

	2005	2004

Statutory Rate	35.00%	34.00%
Income attributable to period during which the Predecessor was under S Corporation status	0.00%	(37.19)%
State income taxes — net of federal benefit	3.95%	4.26%
Permanent differences	(1.75)%	0.02%
Change in effective tax rate	(0.03)%
Tax reserve	1.67%	0.35%
Deferred tax assets resulting from a change in tax status, net	0.00%	(10.96)%
Change in valuation allowance	(1.58)%	7.81%

	37.26%	(1.71)%

18.	QUARTERLY RESULTS (unaudited)
      Quarterly results for the years ended December 31, 2005 and 2004 follow (in thousands, except per share amounts):

	Three months ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$28,729	$39,911	$78,437	$77,228
Operating income	6,075	4,636	17,919	13,779
Pretax income	6,140	4,787	18,424	14,578
Net Income	3,809	3,066	11,483	9,204
Basic earnings per share	0.33	0.26	0.82	0.66
Diluted earnings per share	0.32	0.26	0.81	0.65

	Three months ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenues	$17,881	$30,947	$25,739	$21,478
Operating income	3,110	4,553	7,503	4,946
Pretax income	2,106	3,002	5,508	3,446
Net Income	2,106	3,002	5,508	3,687
Basic earnings per share	0.30	0.42	0.78	0.45
Diluted earnings per share	0.30	0.42	0.78	0.45
      Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

19.	SUBSEQUENT EVENTS
      On January 19, 2006 the Company acquired all of the issued and outstanding shares of capital stock of Parker-Chandler Homes, Inc. Pursuant to the purchase agreement, the Company paid $10 million in cash, and paid off approximately $12.3 million in indebtedness and other obligations of PCH, and assumed approximately $45.9 million of indebtedness of PCH in consideration for the stock of PCH. Also in accordance with the terms of the purchase agreement, the Company granted, pursuant to its existing long-term incentive compensation plan, an aggregate of 214,286 shares of restricted stock of the Company to two of the Sellers, subject to vesting over a two-year period based on such Sellers’ continued employment with the Company and the settlement by PCH and its subsidiaries of a specified number of homes during that period.
      On January 31, 2006 the Company, via its wholly owned subsidiary, Comstock Carter Lake, L.C., purchased a 259-apartment unit property to be converted to condominiums for a purchase price of approximately $36.2 million. In conjunction with the purchase the Company, via its wholly owned subsidiary, Comstock Carter Lake, L.C., entered into a loan agreement, for approximately $26 million to acquire the condominium conversion project in Reston, Virginia called Carter Lake. Under the loan agreement, the Company is a guarantor of the subsidiaries obligations.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.
Date: March 15, 2006

By:	/s/ Christopher Clemente

Christopher Clemente
Chairman and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
      On March 15, 2006, we, the undersigned officers and directors of Comstock Homebuilding Companies, Inc., hereby, severally and individually, constitute and appoint Christopher Clemente and Bruce J. Labovitz, the true and lawful attorneys-in-fact and agents (with full power of substitution in each case) of each of us to execute, in the name, place and stead of each of us (individually and in any capacity stated below), any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith, and to file the same with the SEC, said attorneys-in-fact and agents to have power to act and to have full power and authority to do and perform, in the name and on behalf of each of the undersigned, every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person and we hereby ratify and confirm our signatures as they may be signed by or said attorneys-in-fact and agents to any and all such amendments and instruments.

Signature	Capacity	Date

/s/ Christopher Clemente Christopher Clemente	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ Gregory V. Benson Gregory V. Benson	President, Chief Operating Officer and Director	March 15, 2006

/s/ Bruce J. Labovitz Bruce J. Labovitz	Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ Jason Parikh Jason Parikh	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2006

/s/ A. Clayton Perfall A. Clayton Perfall	Director	March 15, 2006

/s/ David M. Guernsey David M. Guernsey	Director	March 15, 2006

/s/ James A. MacCutcheon James A. MacCutcheon	Director	March 15, 2006

/s/ Norman D. Chirite Norman D. Chirite	Director	March 15, 2006

Signature	Capacity	Date

Robert P. Pincus	Director

/s/ Socrates Verses Socrates Verses	Director	March 15, 2006

Exhibit
Number		Exhibit

3	.1(2)	Amended and Restated Certificate of Incorporation
3	.2(2)	Amended and Restated Bylaws
4	.1(1)	Specimen Stock Certificate
10	.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.
10	.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.
10	.3(1)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.
10	.4(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia
10	.5(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan Agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia
10	.6(2)	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.
10	.7(2)	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.
10	.8(2)	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.
10	.9(1)	Form of Indemnification Agreement
10	.10(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.
10	.11(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.
10	.12(1)	2004 Long-Term Incentive Compensation Plan
10	.13(1)	Form of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan
10	.14(2)	Form of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan
10	.15(1)	Employee Stock Purchase Plan
10	.16(1)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC
10	.17(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.
10	.18(2)	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC
10	.19(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.
10	.20(1)	Employment Agreement with Christopher Clemente
10	.21(1)	Employment Agreement with Gregory Benson
10	.22(1)	Employment Agreement with Bruce Labovitz
10	.23(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente
10	.24(1)	Confidentiality and Non-Competition Agreement with Gregory Benson
10	.25(1)	Confidentiality and Non-Competition Agreement with Bruce Labovitz
10	.26(2)	Description of Arrangements with William Bensten
10	.27(2)	Description of Arrangements with David Howell
10	.28(1)	Trademark License Agreement
10	.29(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.
10	.30(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.
10	.31(3)	Agreement of Purchase and Sale, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bellemeade Farms Investors, LLC et. al.
10	.32(3)	Loan Agreement, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bank of America, N.A.

Exhibit
Number		Exhibit

10	.33(3)	Guaranty Agreement, dated September 28, 2005, by the Registrant in favor of Bank of America, N.A.
10	.34(4)	Life Insurance Reimbursement Agreement with William P. Bensten
10	.35(4)	Life Insurance Reimbursement Agreement with Bruce Labovitz
10	.36(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson
10	.37(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.
10	.38*	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006
10	.39*	Loan Agreement, dated January 31, 2006, by and between Comstock Carter Lake, L.C. and Bank of America, N.A.
10	.40*	Guaranty Agreement, dated January 31, 2006m by the Registrant in favor of Bank of America, N.A.
14	.1(2)	Code of Ethics
21	.1*	List of subsidiaries
23	.1*	Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (see signature page to this Annual Report on Form 10-K.)
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 13, 2004 (No. 333-118193).

(2)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.

(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.

(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.