Form 10-Q
period 2006-03-31
Comstock Homebuilding Companies, Inc.
filed 2006-05-15
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
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
YES ☑                    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                    NO ☑
As of May 10, 2006, 11,263,151 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$18,175	$42,167
Restricted cash	12,841	10,800
Receivables	4,656	6,365
Note receivables	—	1,250
Due from related parties	3,138	2,899
Real estate held for development and sale	412,514	263,802
Inventory not owned — variable interest entities	78,787	89,890
Property, plant and equipment	1,347	605
Investment in real estate partnerships	(62)	(35)
Deferred income tax	—	2,545
Other assets	9,993	11,031

TOTAL ASSETS	$541,389	$431,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	49,197	59,131
Due to related parties	40	40
Obligations related to inventory not owned	75,147	83,015
Notes payable	262,844	142,994
Notes payable — related parties	663	663
Deferred income tax	6,889	—

TOTAL LIABILITIES	394,781	285,843

Commitments and contingencies (Note 12)

Minority interest	393	400

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized,	117	115
11,478,218 issued and outstanding
Class B common stock, $0.01 par value, 2,733,500 shares authorized,	27	27
2,733,500 issued and outstanding
Additional paid-in capital	127,037	126,461
Treasury Stock, at cost (70,300 Class A Common Stock)	(678)	—
Retained earnings (accumulated deficit)	19,713	18,473

TOTAL SHAREHOLDERS’ EQUITY	146,216	145,076

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$541,389	$431,319

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)

	Three Months Ended March 31,
	2006	2005

Revenues
Sale of real estate — Homes	$36,365	$28,465
Other revenue	230	264

Total revenue	36,595	28,729

Expenses
Cost of sales of real estate	27,161	17,591
Cost of sales of other	10	11
Selling, general and administrative	7,646	5,052

Operating income	1,778	6,075
Other (income) expense, net	(233)	(36)

Income before minority interest and equity in earnings of real estate partnerships	2,011	6,111
Minority interest	(7)	1

Income before equity in earnings of real estate partnerships	2,018	6,110

Equity in earnings of real estate partnerships	(27)	30

Total pre tax income	1,991	6,140
Income tax provision	751	2,331

Net Income	$1,240	$3,809

Basic earnings per share	0.09	0.33

Basic weighted average shares outstanding	13,981	11,621

Diluted earnings per share	0.09	0.32

Diluted weighted average shares outstanding	14,071	11,769

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$1,240	$3,809
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	73	39
Loss on disposal of assets	—	8
Minority interest	(7)	1
Equity in earnings of real estate partnerships	27	(30)
Amortization of stock compensation	540	535
Deferred income tax	(170)	(188)
Changes in operating assets and liabilities:
Restricted cash	(2,041)	(3,120)
Receivables	1,935	165
Note receivables	1,250	—
Due from related parties	(239)	(156)
Real estate held for development and sale	(66,589)	(106,884)
Other assets	5,256	4,145
Accounts payable and accrued liabilities	(15,095)	(706)
Income tax payable	—	2,172
Due to related parties	—	1

Net cash (used in) provided by operating activities	(73,820)	(100,209)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(747)	(55)
Distributions of capital from investments in real estate partnerships	—	30
Acquisition of Parker Chandler Homes, net of cash acquired	(9,937)	—

Net cash (used in) provided by investing activities	(10,684)	(25)

Cash flows from financing activities:
Proceeds from notes payable	95,607	93,458
Proceeds from related party notes payable	—	200
Payments on notes payable	(34,455)	(16,336)
Payments on related party notes payable	—	(2,002)
Contribution from minority shareholders	—	79
Distributions paid to minority shareholders	—	(2,409)
Distributions paid to shareholders	—	(2,978)
Proceeds from shares issued under employee stock purchase plan	38	—
Purchase of treasury stock	(678)

Net cash provided by (used in) financing activities	60,512	70,012

Net increase (decrease) in cash and cash equivalents	(23,992)	(30,222)
Cash and cash equivalents, beginning of period	42,167	67,559

Cash and cash equivalents, end of period	$18,175	$37,337

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
The consolidated financial statements and notes of the Company as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2005 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.
The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statement of operations for the three months ended March 31, 2006 is not necessarily indicative of the results to be expected for the full year.
The Company develops, builds and markets single-family homes, townhouses and condominiums in the greater Washington D.C., Raleigh, North Carolina and Atlanta, Georgia metropolitan markets. The Company also provides certain management and administrative support services to certain related parties.
For purposes of identification and description, we are referred to as the “Predecessor” for the period prior to the IPO in December 2004, the Company for the period subsequent to the IPO, and “we,” “us,” and “our” for both periods.
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
Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to estimated fair value is recorded when the carrying value of the property exceeds its estimated fair value. These evaluations are made on a property-

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
by-property basis. The Company assesses the impairment of real estate assets whenever events or changes in circumstances indicate that the net book value may not be recoverable. For the three months ended March 31, 2006, the Company determined there was no impairment.
Real estate held for development and sale consists of the following:

	March 31,	December 31,
	2006	2005
Land and land development costs	$239,861	$119,530
Cost of construction (including capitalized interest and real estate taxes)	172,653	144,272

	$412,514	$263,802

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
The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of FIN 46-R, Consolidation of Variable Interest Entities. This is because the Company has been deemed to have provided subordinated financial support, which refers to variable interest that will absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which the Company enters into fixed price purchase agreements for possible consolidation by the Company under FIN 46-R. This requires the Company to compute expected losses and expected residual returns based on the probability of future cash flows as outlined in FIN 46-R. This calculation requires substantial management judgments and estimates. In addition, because the Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land, the Company does not have the ability to compel these development entities to provide financial or other data to assist the Company in the performance of the primary beneficiary evaluation.
The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of some of those entities. As a result, at December 31, 2005, the Company has consolidated five entities in the accompanying consolidated balance sheet. The effect of the consolidation at December 31, 2005 was the inclusion of $89,890 in “Inventory not owned—variable interest entities” with a corresponding inclusion of $83,015 (net of land deposits paid of $6,875) to “Obligations related to inventory not owned.” During the three months ended March 31, 2006, the Company consolidated ten entities in the accompanying consolidated balance sheet. The effect of the consolidation at March 31, 2006 was the inclusion of $78,787 in “Inventory not owned—variable interest entities” with a corresponding inclusion of $75,147 (net of land deposits paid of $3,640) to “Obligations related to inventory not owned.” Creditors, if any, of these variable interest entities have no recourse against the Company.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
4. WARRANTY RESERVE
Warranty reserves for houses sold are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period. Since the Company subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities for the three months ending March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$1,206	$916
Additions	300	156
Releases and/or charges incurred	(196)	(118)

Balance at end of period	$1,310	$954

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
     The following table is a summary of interest incurred and capitalized:

	Three Months Ended March 31,
	2006	2005
Total interest incurred	$4,769	$2,551

Beginning interest capitalized	11,590	$4,524
Plus: Interest incurred on notes payable	4,749	2,103
Plus: Interest incurred on related party notes payable	20	81
Less: Interest expensed as a component of cost of sales	(797)	(721)

Ending interest capitalized	$15,562	$5,987

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
6. EARNINGS PER SHARE
     The following weighted average shares and share equivalents, using the treasury stock method, are used to calculate basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Basic earnings per share
Net income	$1,240	$3,809

Basic weighted-average shares outstanding	13,981	11,621

Per share amounts	$0.09	$0.33

Dilutive earnings per share
Net income	$1,240	$3,809

Basic weighted-average shares outstanding	13,981	11,621
Stock options and restricted stock grants	90	148

Dilutive weighted-average shares outstanding	14,071	11,769

Per share amounts	$0.09	$0.32

Comprehensive income
     For the three months ended March 31, 2006 and 2005, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying combined consolidated financial statements.
7. INVESTMENT IN REAL ESTATE PARTNERSHIPS
Prior to the Company’s acquisition of Comstock Service in December of 2004, Comstock Service in 2001 had invested $41 in North Shore Investors, LLC (“North Shore”) for a 50% ownership interest. North Shore was formed to acquire and develop residential lots and construct single family and townhouse units. In 2002, as a result of recognizing its share of net losses incurred by North Shore, Comstock Service reduced its investment in North Shore, to $0. The Company, as part of the acquisition of Comstock Service, recorded this investment in North Shore at $0.
On June 28, 2005 the Company received a capital call from North Shore in the amount of $719 so that North Shore may comply with certain debt repayments. Because the Company may be obligated to provide future financial support to cover certain debt repayments, the Company, is recording its share of losses incurred by North Shore in the accompanying financial statements in the amount of $(27) and $0, for the three months ended March 31, 2006 and 2005 respectively.
During the third quarter of 2005, the Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loan made for the benefit of North Shore. The Company finalized the purchase of the loans on or about September 8, 2005, issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and subsequently filed suit for collection of the

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
loans against one of the individual guarantors under the loan on or about October 21, 2005 and initiated foreclosure proceedings on or about November 18, 2005. On or about December 22, 2005, the individual guarantor subject to the earlier suit filed a countersuit against two of the officers of the Company who were also individual guarantors under the acquisition and development loan. The Company, as manager of an affiliated entity, set and held a foreclosure sale on March 24, 2006 in which it was the high bidder. However, transfer of title to the property has been delayed pending judicial resolution of a suit filed on March 24, 2006 by the non-affiliated 50% owner of North Shore.
As of March 31, 2006 the Company carried the following amounts in its financial statements related to North Shore:

Investment in real estate partnerships	$(62)
Development and construction loan receivable	$3,073
The Company has evaluated the carrying value of its investment in and receivables from North Shore. At this time the Company does not believe an impairment reserve is warranted. However, it is possible this may change in future periods. In addition, based on results of negotiations, the Company may, in the future be required to consolidate the North Shore entity.
8. ACQUISITIONS
On January 19, 2006, the Company acquired all of the issued and outstanding capital stock of Parker Chandler Homes, Inc., a homebuilder in the Atlanta, Georgia metropolitan market, for cash purchase price of $10 million and the assumption of $59.9 in liabilities. The results of Parker Chandler Homes are included in the accompanying financial statements from the period January 19, 2006 to March 31, 2006.
The Company accounted for this transaction in accordance with SFAS No. 141. “Business Combinations” Approximately $700,000 of the purchase price was allocated to intangibles with a weighted average life of 4.6 years. The intangibles are related to the Parker Chandler trade name and employment agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development for sale and land option agreements. There was no goodwill recorded.
In February 2006 the Company closed on Carter Lake, a 258 unit condominium conversion project in Reston, Virginia for $36 million and entered into a secured $26 million credit facility.
9.	INCOME TAX
Income Tax provision consists of the following as of March 31:

	2006	2005

Current:
Federal	$802	$2,021
State	150	405

	952	2,426

Deferred:
Federal	(170)	(85)
State	(31)	(10)

	(201)	(95)

Total income tax expense	$751	$2,331

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at March 31, 2006 and December 31, 2005 were as follows:

	2006	2005

Deferred tax assets:
Inventory	—	$2,245
Warranty	458	417
Deferred rent	36	27
Accrued expenses	78	73
Stock based compensation	989	790

	1,561	3,552
Less—valuation allowance	(721)	(840)

Net deferred tax assets	840	2,712

Deferred tax liabilities:
Inventory	$(7,596)	$—
Investment in Affiliates	(8)	(8)
Depreciation and amortization	(124)	(159)

Net deferred tax liabilities	(7,728)	(167)

Net deferred tax assets (liabilities)	$(6,888)	$2,545

The decrease in deferred tax assets and increase in deferred tax liabilities is due to the recording of a deferred tax liability in conjunction with the acquisition of Parker Chandler Homes.
The Company has adequately provided for contingencies related to income taxes in accordance with SFAS No. 5, Accounting for Contingencies. At March 31, 2006 and 2005, the Company recorded $927 and $93, respectively in income tax reserves. This tax reserve relates predominately to a potential dispute by taxing authorities over tax benefits resulting from additional income tax basis in certain residential housing development projects. The Company has also determined that a valuation allowance of approximately $721 and $1,484 as of March 31, 2006 and 2005, respectively, related to a deferred tax asset of approximately $721 and $1,484 resulting from additional tax basis in residential real estate development projects. In analyzing the need for the provision of tax contingency reserves and the valuation allowance, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experiences and judgments about potential actions by taxing jurisdictions.
10. RESTRICTED STOCK, STOCK OPTIONS, AND OTHER STOCK PLANS
Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Prior to December 14, 2004 the Company did not sponsor any stock based plans. Accordingly, no stock based compensation was included for the year ended December 2003.
On December 14, 2004 the Company adopted the 2004 Long-Term Compensation Plan (the “Plan”). The Plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. Any shares issued under the Plan vest typically over service periods that range from one to five years. Stock options issued under the Plan expire 10 years from the date they are granted.
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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
     The following equity awards were outstanding at March 31, 2006

Stock options	213,993
Restricted stock grants	700,796

Total outstanding equity awards	914,789
     On March 31, 2006 the following amounts were available for issuance under the plan:

Shares available for issuance at January 1, 2006	1,050
Adjustments:	0
Additional shares added to plan	338
Restricted stock grants — issued	(437)
Shares issued under employee stock purchase plan	(3)
Restricted stock grants — forfeitures	10

Shares available for issuance at March 31, 2006	958
At March 31, 2006 the Company had 213,913 options outstanding with a weighted average exercise price of $19.94. There was no stock option activity for the three months ended March 31, 2006 and there were no options which were fully vested as of March 31, 2006.
A summary of the Company’s restricted share activity is presented below:

		Weighted average
		fair value at date
	Shares	of grant
Restricted shares outstanding at December 31, 2005	273,891	16.46
Granted	437,035	12.48
Vested	—	—
Forfeited	(10,130)	16.00

Restricted shares outstanding at March 31, 2006	700,796	$13.96

As of March 31, 2006, there was $7,394 of total unrecognized compensation cost related to nonvested restricted stock issuances granted under the Plan. Of this cost, $4,394 is expected to be recognized over a weighted-average period of 1.93 years and $3,000 may vest over a 3 year period if certain performance and service conditions are met.
Total compensation expense for share based payment arrangements for the three months ended March 31, 2006 and 2005 was $539 and $536 respectively, of which $71 and $69 was capitalized to real estate held for development and sale. The total deferred tax benefit related to stock compensation, recorded on the balance sheet as of March 31, 2006 and December 31, 2005 amounted to $990 and $790, respectively.
The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.
11. STOCK REPURCHASE PROGRAM
In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1 million shares of the Company’s Class A Common stock in the open market or in privately negotiated transactions. During the

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
three months ended March 31, 2006, the Company repurchased 70,300 shares for an aggregate purchase price of $678,103 or $9.65 per share.
12. COMMITMENTS AND CONTINGENCIES
Litigation
The Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loans made for the benefit of North Shore. The Company subsequently issued a notice of default under the acquisition and development loan at maturity on September 30, 2005, thereafter filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005 The Company, as manager of an affiliated entity, set and held a foreclosure sale on March 24, 2006 in which it was the high bidder. However, transfer of title to the property has been delayed pending judicial resolution of a suit filed on March 24, 2006 by the non-affiliated 50% owner of North Shore.
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
In the normal course of its business, the Company and/or its subsidiaries are names as defendants in certain legal actions arising from its normal business activities. Management believes that none of these litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.
Letters of credit and performance bonds
The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At March 31, 2006 the Company has outstanding $5,042 in letters of credit and $18,126 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.
Operating leases
The Company leases office space under non-cancelable operating leases. Minimum annual lease payments under these leases at March 31, 2006 approximate:

Year Ended: Amount
2006	871
2007	1,181
2008	1,069
2009	850
2010	110
Thereafter	—
Operating lease rental expense aggregated $248 and $138, respectively, for three months ended March 31, 2006 and 2005.
13. RELATED PARTY TRANSACTIONS
     In June 2002, the Predecessor entered into a promissory note agreement with TCG Fund I, LC to fund development projects. TCG Fund I, LC, is a related party in which the Company has an equity investment. The promissory note agreement allows for the Company to borrow up to $4 million. The note which had interest at 12% per annum was paid in full during June 2005.
     In September 2004, the Predecessor entered into a promissory note agreement with TCG Fund II, LC to fund development projects. TCG Fund II, LC is a affiliate which the company manages as a non-member. The promissory note agreement allows the Company to borrow up to $10 million. The note which had interest at 12% per annum was paid in full during November 2005.
     In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C., an affiliate of our Predecessor in which executive officers of the Company Christopher Clemente,

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, Dwight Schar, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. For nine months ended September 30, 2004, total payments made under this lease agreement were $231. On September 30, 2004 the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity wholly owned by Christopher Clemente. Total payments made under this lease agreement were $142 as of December 31, 2004. On August 1, 2005 the lease agreement was amended for an additional 8.4 square feet. For three months ended March 31, 2006 and 2005 total payments made under this lease agreement were $185 and $135, respectively.
     In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, Louis Clemente, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at two of the Company’s developments. The Company paid $748 and $3.4 million to this construction company during the three months ended March 31, 2006 and 2005, respectively.
     Christopher Clemente’s mother-in-law, Janice Schar, and Gary Martin each invested $100 as minority shareholders in one of our subsidiaries, respectively, and Judah and Deborah Labovitz, the parents of Bruce Labovitz, loaned approximately $300 to another of our subsidiaries. During the first quarter 2005, the Company repurchased the minority shareholders interests referenced above for a approximate purchase price of $136. In April 2005, the Company paid the $300 loan in full.
     During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution that was developed by I-Connect along with any improvements made thereto by the Company remained the property of I-Connect. During the three months ended March 31, 2006 and 2005, the Company paid $86 and $105, respectively, to I-Connect.
     For the three months ended March 31, 2006 and 2005, the Predecessor received revenue of approximately $0 and $215, respectively, by providing administrative and sales support to other related parties in which Christopher Clemente, Gregory Benson, Jim Keena, Lawrence Golub and Christopher Clemente’s father-in-law, Dwight Schar, are shareholders.
     In October 2004, the Predecessor entered into an agreement with Comstock Asset Management Inc. (CAM), where CAM assigned the Company first refusal rights to purchase a portion of their Loudoun Station Properties. In partial consideration for the performance in which the Company would provide management services for a fee of $20 a month. For the three months ended March 31, 2006 and 2005 the Company recorded $60 in revenue. At March 31, 2006 and 2005 the Predecessor recorded a receivable for $40 and $0, respectively, from this entity. In addition, the Company in November 2004, entered into an agreement with Comstock Asset Management to sell certain retail condominium units at Potomac Yard for a total purchase price of $14,500. In connection with this sale, the Company received a deposit of $8,000 upon execution of the agreement. The agreement was modified in 2005, which reduced the deposit amount to $6,000.
     During the three months ended March 31, 2006 and 2005, the Company provided bookkeeping services to related party entities at no charge.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
     In August 2004, the Predecessor entered into a $2,400 promissory note agreement with Belmont Models I, L.C., an affiliate managed by Investors Management. The note bears an interest rate of 12%, which is payable monthly and matures in July 2005. In March 2004, the Company sold four condominium units to Belmont Models I, L.C. under a sale and leaseback arrangement. The four condominium units were delivered for a total purchase price of $2,000 and leased back at a rate of $20 per month. The Company expects the lease to continue for a period of twenty-four months. As a result of the deliveries, the promissory note was reduced by the total purchase price. For the three months ended March 31, 2006 and year ended December 31, 2005 the Company owed $663. Accrued interest on this note totaled $7, $23 and $6, respectively, as of three months ended March 31, 2006 and 2005 and year ended December 31, 2005.
     During three months ended March 31, 2006 and 2005, the Company entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us. Sales of homes to employees for investment purposes are conducted at market prices.
     In September 2005, Comstock Foundation, Inc., was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. The Company also provides bookkeeping services to the affiliate. In October 2005 the Company donated $100 in cash and the right to use 27 units at our Penderbrook condominium conversion project in Fairfax, VA. The Foundation is providing these units to the victims of Hurricane Katrina. The fair market value of the rental units donated is $237. During the three months ended March 31, 2006 the Company donated $25 to Comstock Foundation.
14. SUBSEQUENT EVENTS
In May 2006, we acquired all of the capital stock of Capitol Homes, Inc. and its affiliates in the Raleigh, North Carolina area. This acquisition added approximately 1,300 lots to our inventory of land controlled and approximately 20 employees. We paid approximately $34 million for the acquisition inclusive of the retirement at closing of approximately $2 million of shareholder debt. In connection with the acquisition we entered into employment agreements with two of the selling principals, Pablo Reiter and Glenn Hartman.
In May 2006, the Company executed a $30 million junior subordinated note offering with Kodiak Warehouse, LLC. The note has a 30-year term with a five year fixed rate of 9.72% and a floating rate of Libor + 420 bps thereafter.
In May 2006, the Company completed a Private Investment in Public Equity (PIPE) transaction placed exclusively by J.P Morgan Securities Inc. whereby the Company sold 2,121,048 shares of unregistered Class A common stock at a price of $9.43 and concurrently issued 636,316 five-year warrants to purchase Class A common stock at an exercise price of $11.32 per share.
Subsequent to March 31, 2006, we have settled on the following construction and development projects:
•	Post Road II, a 85 unit single family home subdivision in Atlanta, Georgia for $1.3 million

•	East Capitol Street, a 120 unit condominium project in Washington, D.C. for $9.0 million

•	Settingdown Creek, a 162 unit single family home subdivision in Atlanta, Georgia for $6.0 million

•	Station View, a 47 unit town home development in Washington, D.C. for $4.7 million

•	Holland Road, a 81 unit single family home subdivision in Raleigh, North Carolina for $1.6 million
In connection with these closings we have incurred additional senior secured borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS
The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes thereto appearing elsewhere in the this report and our audited consolidated and combined financial statements and the notes thereto for the year ended December 31, 2005, appearing in our Annual Report on Form 10-K for the year then ended (the “2005 Form 10-K”).
This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the Washington, D.C. and Raleigh, North Carolina real estate and home building markets; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in the 2005 Form 10-K. Our actual results could differ materially from these projected or suggested by the forward-looking statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview
We engage in the business of residential land development, production home building, high-rise condominium development, condominium conversion and land sales in the greater Washington, D.C. and Raleigh, North Carolina, Myrtle Beach, South Carolina and Atlanta, Georgia markets. Our business was founded in 1985 by Christopher Clemente, our Chief Executive Officer, as a residential land developer and home builder focused on land development and semi-custom homebuilding in the northern Virginia suburbs of Washington, D.C. In 1992, we repositioned ourselves as a finished-lot-option production home builder focused on moderately priced homes in areas where we could more readily purchase finished building lots through option contracts. In 1997, we entered the Raleigh, North Carolina market. In the late 1990s we began entitling and developing land once again and in the early 2000s we became active in development and construction of mixed-use and urban in-fill projects in the greater Washington, DC area. In all of our markets we focus on middle-market products for first time, early move-up and first move-down home buyers. In January 2006, we completed the acquisition of Parker Chandler Homes, Inc. and expanded into the Atlanta, Georgia area.
The following table summarizes certain information related to new orders, settlements, and backlog for the three month period ended March 31, 2006 and 2005:

	2006			2005
	Mid Atlantic	Mid South	Total	Mid Atlantic	Mid South	Total
	Region	Region		Region	Region

New orders	111	68	179	246	—	246
New order revenues	$40,371	$18,459	$58,830	$103,300	$—	$103,300
Average new order price	$364	$271	$329	$420	$—	$420

Settlements	91	21	112	78	—	78
Settlement revenue	$31,679	$4,673	$36,352	$28,500	$—	$28,500
Average settlement price	$348	$223	$325	$365	$—	$365

Backlog units	493	47	540	615	—	615
Backlog	$198,185	$13,786	$211,971	$248,300	$—	$248,300
Average backlog price	402	293	393	404	—	404
At March 31, 2006, we either owned or controlled under option agreements or non-binding letters of intent over 6,500 building lots including non-consolidating joint ventures in which we are the manager. We currently have communities under development in multiple counties throughout the markets we serve. The following chart summarizes certain information for our current and planned communities as of March 31, 2006:

	As of March 31, 2006
		Estimated Units at				Lots under Option
Project	Status (1)	Completion	Units Settled	Backlog(2)	Lots Owned Unsold	Agreement Unsold	Average Sales Price

Virginia
Barrington Park	Active	148	-	3	145	-	$286,567
Beacon Park at Belmont Bay 8&9	Active	600	-	-	112	488	n/a
Commons at Bellemeade	Active	316	32	5	279	-	$215,942
Blooms Mill TH 22’	Active	113	105	7	1	-	$415,978
Blooms Mill Carriage	Active	91	84	5	2	-	$454,055
Carter Lake	Active	258	-	-	258	-	n/a
Commons on Potomac Sq	Active	192	-	25	167	-	$249,343
Commons on Williams Sq	Active	180	67	8	105	-	$351,752
Countryside	Active	102	61	5	36	-	$287,718
The Eclipse on Center Park	Active	465	-	399	66	-	$406,791
Penderbrook	Active	424	197	7	220	-	$255,155
River Club at Belmont Bay 5	Active	84	73	1	10	-	$460,365
Woodlands at Round Hill	Active	46	19	6	21	-	$750,139

Total VA Active and Completed		3,019	638	471	1,422	488	$375,800
Total VA Active and Completed Weighted Avg(3)							$328,566

Aldie Singles	Development	15	-	-	-	15	n/a
Blakes Crossing	Development	130	-	-	130	-	n/a
Brandy Station	Development	350	-	-	-	350	n/a
Lake Pelham	Development	185	-	-	-	185	n/a
Loudoun Station Condominiums	Development	484	-	-	-	484	n/a

Total VA Development		1,164	-	-	130	1,034

Total Virginia		4,183	638	471	1,552	1,522

Maryland
Emerald Farm	Active	84	67	6	11	-	$452,799

Total Maryland		84	67	6	11	-

North Carolina
Allyn’s Landing	Active	117	18	2	97	-	$218,991
Kelton at Preston	Active	56	30	5	21	-	$307,994
Wakefield Plantation	Active	77	31	9	37	-	$492,552

Total North Carolina Active		250	79	16	155	-	$339,846
Total North Carolina Active Weighted Average(3)							$323,184

Holland Road	Development	81	-	-	81	-	n/a

Total North Carolina Development		81	-	-	81	-

Total North Carolina		331	79	16	236	-

Georgia
Allen Creek	Active	26	7	4	15	-	$211,668
Arcanum	Active	34	3	5	26	-	$397,543
Brentwood Estates	Active	32	4	4	9	15	$131,407
Falling Water	Active	22	-	4	18	-	$421,306
Gates of Luberon	Active	32	-	2	30	-	$392,000
Glenn Ivey	Active	107	-	3	22	82	$241,824
Highland Station	Active	105	-	22	83	-	$285,525
Maristone	Active	40	-	-	40	-	n/a
Senators Ridge	Active	92	7	3	82	-	$242,295
Traditions	Active	22	-	-	22	-	n/a

Total Georgia Active		512	21	47	347	97	$290,446
Total Georgia Active Weighted Average(3)							$273,742

Highland Avenue	Development	30	-	-	30	-	n/a
James Road	Development	54	-	-	54	-	n/a
Kelly Mill Road	Development	28	-	-	-	28	n/a
McGinnis Ferry SF	Development	48	-	-	-	48	n/a
McGinnis Ferry TH	Development	88	-	-	-	88	n/a
Post Road	Development	59	-	-	59	-	n/a
Post Road II	Development	54	-	-	-	54	n/a
Shiloh Road	Development	61	-	-	61	-	n/a
Stowe Road	Development	110	-	-	-	110	n/a
Tribble Lakes	Development	200	-	-	200	-	n/a
Wyngate	Development	31	-	-	-	31	n/a

Total Georgia Development		763	-	-	404	359

Total Georgia		1,275	21	47	751	456

South Carolina
Carolina Waterway	Active	15	-	-	15	-	n/a

Total South Carolina Active		15	-	-	15	-

Total South Carolina		15	-	-	15	-

TOTAL ACTIVE AND COMPLETED		3,880	805	540	1,950	585
TOTAL DEVELOPMENT		2,008	-	-	615	1,393
TOTAL		5,888	805	540	2,565	1,978

Joint Ventures
North Shore Condominiums	Active	196	-	7	189	-	$286,361
North Shore Townhomes	Active	163	33	7	123	-	$239,107

Total Joint Ventures		359	33	14	312	-

GRAND TOTAL		6,247	838	554	2,877	1,978

(1)	“Active” communities are open for sales or expected to open in the next 90 days. “Development” communities are in the development process and are not expected to open for sales in the next 90 days. “Completed” communities have settled all units during the three months ended March 31, 2006.

(2)	“Backlog” means we have an executed order with a buyer, inclusive of lot sales, but the settlement has not yet taken place.

(3)	Weighted average is calculated as total estimated homes at completion for projects with average sales prices multiplied by Average sales price divided by total of estimated homes at completion (i.e.: å (estimated homes at completion × average sales price) ÷ å estimated homes at completion).

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations
Three months ended March 31, 2006 compared to three months ended March 31, 2005
Orders and Backlog
New orders for the three months ended March 31, 2006 decreased $47.5 million, or 43.0%, to $58.3 million on 179 homes, as compared to $103.3 million on 246 homes for the three months ended March 31, 2005. This decrease in new orders was attributable to several factors including our strategic decision to limit inventory for sale at our Eclipse at Center Park and Commons at Potomac Square condominium projects until buildings are closer to completion, reduced inventory available for sale due to the near completion of our Blooms Mill projects and generally slower market conditions in our core market of the greater Washington, DC metropolitan area. For the three months ended March 31, 2006, new orders included 68 units totaling $18.5 million from our acquisition of Parker Chandler Homes in Atlanta, Georgia.
The average sale price per new order for the three months ended March 31, 2006 decreased by $91,000 to $329,000 as compared to $420,000. The decrease is attributable to the shift in product mix from what had been predominantly single family and town homes to a mixture which this quarter included lower priced condominiums and homes in our Mid-South region, which includes Atlanta, Georgia, which are on average lower priced as compared to our Mid-Atlantic region, which includes the Washington, DC and Raleigh, North Carolina areas. Average new order prices in our Mid-Atlantic region for the three months ended March 31, 2006 was $364,000 as compared to our Mid-South average new order price for the three months ended March 31, 2006 of $271,000.
Our backlog at March 31, 2006 decreased $36.3 million, or 14.6%, to $211.9 million on 540 homes as compared to our backlog at March 31, 2005 of $248.3 million on 615 homes. Our backlog at March 31, 2006 includes 399 units totaling $162.3 million at our Eclipse at Center Park and 47 units totaling $13,786 at our recently acquired Parker Chandler Homes division.
Revenues.
The number of homes delivered for the three months ended March 31, 2006 increased by 43.6% to 112 from 78 homes for the three months ended March 31, 2005. For the three months ended March 31, 2006, we delivered 21 homes in our Mid-South region as compared to zero for the three months ended March 31, 2005, as result of our recently acquired Parker Chandler Homes division.
Average revenue per home delivered decreased by approximately $40,000 to $325,000 for the three months ended March 31, 2006 as compared to $365,000 for the three months ended March 31, 2005. The decrease is due to lower selling prices at our condominium conversion projects and lower priced product offerings in our Mid-South division as compared to our Mid-Atlantic division.
Home building revenues increased by $7.9 million, or 27.8%, to $36.4 million for the three months ended March 31, 2006 as compared to $28.5 million for the three months ended March 31, 2005. The increase in deliveries and revenues for the three months ended March 31, 2006 is primarily attributable to increased settlements at our condominium conversion projects and 21 deliveries totaling $4.6 million from our recently acquired Parker Chandler Homes division.
Other Revenue
Other revenue for the three months ended March 31, 2006 decreased by $34,000 from the comparable period in 2005. Other revenue for the three months ended March 31, 2005 includes revenue associated with the Company’s Settlement Title Services division and management fees received from Comstock Asset Management Inc. (as discussed in Note 13 to the accompanying financial statements). During the three months ended March 31, 2005 other revenue also included revenue from a mortgage marketing alliance. During January 2006 we terminated our current mortgage marketing alliance in the Mid-Atlantic region and are in the process of implementing an alternative primary alliance with another mortgage

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

company.
Cost of sales
Cost of sales for the three months ended March 31, 2005 increased $9.6 million, or 54.4%, to $27.2 million, or 74.7% of homebuilding revenue, as compared to $17.6 million, or 61.8% of revenue, for the three months ended March 31, 2005. The 12.9 percentage point increase in cost of sales as a percentage of revenue for the three months ended March 31, 2006 is primarily the result of pricing concessions and increased costs per unit. Due to current market conditions, we have extended the sales cycle of many of our projects. As a result, we are incurring additional costs which will increase cost of sales as a percentage of revenue. These additional costs include interest, real estate tax, insurance and regional and divisional overhead.
Selling, general and administrative
Selling, general and administrative costs for the three months ended March 31, 2006 increased $2.6 million or 51.3% to $7.6 million, as compared to $5.1 million for the three months ended March 31, 2005. Selling, general and administrative expenses represented 20.9% of total revenue for the three months ended March 31, 2006, as compared to 17.6% for the three months ended March 31, 2005. This increase was the result of additional staffing and related costs of $420,000, media and other marketing related costs of $450,000, rents paid under our corporate office leases of $45,000 and the write-off of certain due diligence costs of $900,000 related to abandoned corporate transactions. In addition, our acquisition of Parker Chandler Homes increased our selling, general and administrative expenses by $656,000.
Operating income
Operating income for the three months ended March 31, 2006 decreased $4.3 million to $1.8 million, as compared to $6.1 million for the three months ended March 31, 2006. Operating margin for the three months ended March 31, 2006 was 4.9%, as compared to 21.1% for the three months ended March 31, 2005. The 16.3 percentage point decrease in operating margin is attributable to lower gross profit margins on the mix of inventory we delivered in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 and the increases in selling, general and administrative expenses as discussed above.
Other (income) expense, net
Other (income) expense, net increased by $197,000 to net income of $233,000 for the three months ended March 31, 2006, as compared to $36,000 for the three months ended March 31, 2005. The increase in other (income) expense is primarily attributable to reduced corporate interest expense as a result of the payoff of a note payable to certain founding shareholders resulting from the Company’s restructuring concurrent with its initial public offering in December of 2004.
Income taxes
The provision for income taxes for the three months ended March 31, 2006 and 2005 reflects an effective tax rate of approximately 37.8%.
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
In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. Our overall borrowing capacity may be constrained by loan covenants which limit the ratio of our total liabilities to our total equity. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital than would be required if we built each project with long-term amortizing debt. At March 31, 2006 we had approximately $262.8 million of debt financing and $18.2 million of unrestricted cash. We believe that internally generated cash, borrowings available under our credit facilities and access to public debt and equity markets will provide us with sufficient capital to meet our existing and expected capital needs.
Credit Facilities
At March 31, 2006, we had approximately $427.9 million available under existing secured revolving development and construction loans for planned construction and development expenditures. A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 190 to 375 basis points over the LIBOR rate and 50 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At March 31, 2006, the one-month LIBOR and prime rates of interest were 4.83% and 7.75%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 6.73% to 9.65%. For information regarding risks associated with our level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
We have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities. The Company is subject to certain financial covenants which require the Company to: (1) maintain a minimum tangible net worth, adjusted for certain items, in the amount of $65.0 million and (2) maintain a debt to tangible net worth below 3.5:1. As of March 31, 2006, we were in compliance with the financial covenants set forth in our loan agreements.
From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of March 31, 2006, the annual rate of interest on these facilities ranged from 7.0% to 20%. At March 31, 2006, we had approximately $30.7 million outstanding under these subordinate and unsecured facilities. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.
We are considering replacing our credit facilities with one or more larger facilities, which may reduce our aggregate debt financing costs. We would be the borrower and primary obligor under this larger facility or facilities, and we anticipate the indebtedness would be secured, nonrecourse and based on an available borrowing base.
Cash Flow
Net cash used in operating activities was $73.8 million for the three months ended March 31, 2006 as compared to $100.2 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, the decrease in cash used in operations was primarily attributable to the timing of purchases of real estate held for development and sale. For the three months ended March 31, 2005, the Company used approximately $93.1 million for its Penderbrook and Villas at Countryside projects.
Net cash used in investing activities was $10.7 million for the three months ended March 31, 2006 and $25,000 for

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

the three months ended March 31, 2005. The increase in cash used from investing activities was attributable to the acquisition of Parker Chandler Homes.
Net cash provided by financing activities was $60.5 million for the three months ended March 31, 2006 and $70.0 million for the three months ended March 31, 2005. The decrease in cash from financing activities was attributable to the payoff of approximately $12.3 million in obligations acquired as a result of the Parker Chandler Homes acquisition.
Acquisitions & Subsequent Events
In May 2006, we acquired all of the capital stock of Capitol Homes, Inc. and its affiliates in the Raleigh, North Carolina area. This acquisition added approximately 1,300 lots to our inventory of land controlled and approximately 20 employees. We paid approximately $34 million for the acquisition inclusive of the retirement at closing of approximately $2 million of shareholder debt. In connection with the acquisition we entered into employment agreements with two of the selling principals, Pablo Reiter and Glenn Hartman.
In May 2006, the Company executed a $30 million junior subordinated note offering with Kodiak Warehouse, LLC. The note has a 30-year term with a five year fixed rate of 9.72% and a floating rate of Libor + 420 bps thereafter.
In May 2006, the Company completed a Private Investment in Public Equity (PIPE) transaction placed exclusively by J.P Morgan Securities Inc. whereby the Company sold 2,121,048 shares of unregistered Class A common stock at a price of $9.43 and concurrently issued 636,316 five-year warrants to purchase Class A common stock at an exercise price of $11.32 per share.
Subsequent to March 31, 2006, we have settled on the following construction and development projects:
In connection with these closings we have incurred additional senior secured borrowings.
•	Post Road II, a 85 unit single family home subdivision in Atlanta, Georgia for $1.3 million

•	East Capitol Street, a 120 unit condominium project in Washington, D.C. for $9.0 million

•	Settingdown Creek, a 162 unit single family home subdivision in Atlanta, Georgia for $6.0 million

•	Station View, a 47 unit town home development in Washington, D.C. for $4.7 million

•	Holland Road, a 81 unit single family home subdivision in Raleigh, North Carolina for $1.6 million
Recent Accounting Pronouncements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FAS 154, Accounting Changes and Error replace APB Opinion No. 20, and FASB Statement No. 3. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2006 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of March 31, 2006, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $[ ] million in a fiscal year, a significant portion of which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber and concrete, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2005. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms and were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
     The Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loans made for the benefit of North Shore. The Company subsequently issued a notice of default under the acquisition and development loan at maturity on September 30, 2005, thereafter filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005. The Company, as manager of an affiliated entity, set and held a foreclosure sale on March 24, 2006 in which it was the high bidder. However, transfer of title to the property has been delayed pending judicial resolution of a suit filed on March 24, 2006 by the non-affiliated 50% owner of North Shore.
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
     In the normal course of its business, the Company and/or its subsidiaries are named as defendants in certain legal actions arising from its normal business activities. Management believes that none of these litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

ITEM 1A.	RISK FACTORS
     The Company previously disclosed risk factors under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes these risk factors.

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

4.1
Specimen Stock Certificate (incorporated by reference to an exhibit to the Registrant’s Amendment No. 6 to the Registration Statement on Form S-1 filed with the Commission on December 9, 2004 (No. 333-118193)

10.1
Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3
Loan Agreement, dated January 31, 2006, by and between Comstock Carter Lake, L.C. and Bank of America, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.4
Guaranty Agreement, dated January 31, 2006, by the Registrant in favor of Bank of America, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

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

COMSTOCK HOMEBUILDING COMPANIES, INC.
Date: May 15, 2006	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer