Form 10-Q
period 2006-06-30
Comstock Homebuilding Companies, Inc.
filed 2006-08-09
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
YES ☐ NO ☑
As of August 8, 2006, 13,396,534 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

Consolidated Balance Sheets (unaudited) - June 30, 2006 and December 31, 2005

Consolidated Statements of Operations (unaudited) - Three and Six Months Ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows (unaudited) - Six Months Ended June 30, 2006 and 2005

Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$22,739	$42,167
Restricted cash	13,157	10,800
Receivables	2,528	6,365
Note receivable	—	1,250
Due from related parties	3,381	2,899
Real estate held for development and sale	476,534	263,802
Inventory not owned — variable interest entities	50,490	89,890
Property, plant and equipment	1,814	605
Investment in real estate partnerships	(88)	(35)
Deferred income tax	—	2,545
Other assets	12,033	11,031

TOTAL ASSETS	$582,588	$431,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$50,810	$59,131
Due to related parties	39	40
Obligations related to inventory not owned	48,206	83,015
Notes payable	286,525	142,994
Junior subordinated debt	30,000	—
Notes payable—related parties	663	663
Deferred income tax	8,430	—

TOTAL LIABILITIES	424,673	285,843

Commitments and contingencies (Note 14)

Minority interest	402	400

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 14,120,222 and 11,532,442 issued and outstanding	141	115
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	146,620	126,461
Treasury Stock, at cost (258,400 Class A Common Stock)	(1,865)	—
Retained earnings	12,590	18,473

TOTAL SHAREHOLDERS’ EQUITY	157,513	145,076

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$582,588	$431,319

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues
Sale of real estate—Homes	$50,351	$39,599	$86,716	$68,064

Other revenue	346	312	576	576

Total revenue	50,697	39,911	87,292	68,640

Expenses
Cost of sales of real estate	41,295	29,658	68,456	47,249
Cost of sales of other	21	9	30	20
Impairments and write-offs	12,914	0	12,914	0
Selling, general and administrative	8,429	5,608	16,076	10,660

Operating (loss) income	(11,962)	4,636	(10,184)	10,711
Other (income) expense, net	(355)	(154)	(587)	(190)

(Loss) income before minority interest and equity in earnings of real estate partnerships	(11,607)	4,790	(9,597)	10,901
Minority interest	12	7	5	8

(Loss) income before equity in earnings of real estate partnerships	(11,619)	4,783	(9,602)	10,893

Equity in earnings of real estate partnerships	(26)	4	(53)	34

Total pre tax (loss) income	(11,645)	4,787	(9,655)	10,927
Income tax (benefit) provision	(4,522)	1,721	(3,771)	4,052

Net (loss) income	$(7,123)	$3,066	$(5,884)	$6,875

Basic earnings per share	$(0.47)	$0.26	$(0.41)	$0.59

Basic weighted average shares outstanding	15,034	11,831	14,511	11,727

Diluted earnings per share	$(0.47)	$0.26	$(0.41)	$0.58

Diluted weighted average shares outstanding	15,034	11,993	14,511	11,882

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(5,884)	$6,875
Adjustment to reconcile net (loss) income to net cash used in operating activities
Amortization and depreciation	259	81
Write-down of land, deposits and pre-acquisition costs	12,914	—
Loss on disposal of assets	—	9
Minority interest	5	8
Equity in losses (earnings) of real estate partnerships	53	(34)
Amortization of stock compensation	1,546	1,086
Deferred income taxes	(4,769)	(328)
Changes in operating assets and liabilities:
Restricted Cash	(2,357)	(5,836)
Receivables	5,620	(5,073)
Due from related parties	(482)	(203)
Real estate held for development and sale	(108,416)	(109,493)
Other assets	4,457	3,249
Accounts payable and accrued liabilities	(21,581)	9,120
Income tax payable	—	863
Due to related parties	(1)	(71)

Net cash used in operating activities	(118,636)	(99,747)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,236)	(121)
Distributions of capital from investments in real estate partnerships	—	60
Business acquisitions, net of cash acquired	(15,491)	—

Net cash used in investing activities	(16,727)	(61)

Cash flows from financing activities:
Proceeds from notes payable	160,798	116,276
Proceeds from junior subordinated debt	30,000	—
Proceeds from related party notes payable	—	444
Payments on notes payable	(91,635)	(50,156)
Payments on related party notes payable	—	(8,125)
Contribution from minority shareholders	—	79
Distributions paid to minority shareholders	(3)	(2,409)
Distributions paid to shareholders	—	(6,309)
Proceeds from shares issued under employee stock purchase plan	78	36
Purchase of treasury stock	(1,864)	—
Net proceeds from equity offerings	18,561	52,810

Net cash provided by financing activities	115,935	102,646

Net (decrease) increase in cash and cash equivalents	(19,428)	2,838
Cash and cash equivalents, beginning of period	42,167	67,559

Cash and cash equivalents, end of period	$22,739	$70,397

The accompanying notes are an integral part of these consolidated financial statements

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
The consolidated financial statements and notes of the Company as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2005 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.
The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statement of operations for the three and six months ended June 30, 2006 is not necessarily indicative of the results to be expected for the full year.
We engage in the business of residential land development, production home building, high-rise condominium development, condominium conversion and land sales in the greater Washington, D.C., Raleigh, North Carolina, Charlotte, North Carolina, Myrtle Beach, South Carolina and Atlanta, Georgia markets. Our business was founded in 1985 by Christopher Clemente, our Chairman and Chief Executive Officer, as a residential land developer and home builder focused on land development and semi-custom homebuilding in the northern Virginia suburbs of Washington, D.C. In 1992, we repositioned ourselves as a finished-lot-option production home builder focused on moderately priced homes in areas where we could more readily purchase finished building lots through option contracts. In 1997, we entered the Raleigh, North Carolina market. In the late 1990s we began entitling and developing land once again and in the early 2000s we became active in development and construction of mixed-use and urban in-fill projects in the greater Washington, DC area. In all of our markets we focus on middle-market products for first time, early move-up and first move-down home buyers. In January 2006, we completed the acquisition of Parker Chandler Homes, Inc. and expanded into the Atlanta, Georgia, Charlotte, North Carolina and Myrtle Beach, South Carolina area. In May 2006, we completed the acquisition of Capitol Homes, Inc. which expanded our existing presence in Raleigh, North Carolina.
For purposes of identification and description, we are referred to as the “Predecessor” for the period prior to the IPO in December 2004, the Company for the period subsequent to the IPO, and “we,” “us,” and “our” for both periods.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN 48 on its consolidated financial statements.
On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, we may be required to consolidate certain investments, that are not variable interest entities, in which we hold a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on our financial statements.
3. REAL ESTATE HELD FOR DEVELOPMENT AND SALE
Real estate held for development and sale includes land, land development costs, interest and other construction costs and is stated at cost or, when circumstances or events indicate that the real estate held for development or sale is impaired, at estimated fair value.
Land, land development and indirect land development costs are accumulated by specific project and allocated to various lots or housing units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of prepaid local government fees and capitalized interest and real estate taxes. Selling costs are expensed as incurred.
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
During the second quarter of 2006, the Company experienced continued significant slowdown in demand for homes at several of its projects. This slowdown in demand resulted in lower overall sales volume, reduction in selling prices, increases in concessions being offered to customers and extensions of estimated project completion dates. As a result, the Company evaluated each of its projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in an aggregate impairment charge of $9,500 at seven projects throughout the Company’s markets. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent on several subjective factors, including the selection of an appropriate discount rate, estimated average selling prices and estimated sales and absorption rates. The estimates used by the Company are based on the best available information available at the time the estimates are made. Adverse changes to these estimates in future periods could result in additional material impairment amounts to be recorded.
In addition to the impairment charges, as a result of current market conditions, the Company wrote-off approximately $3.4 million related to deposits on option contacts, value assigned to option contracts and related feasibility costs.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Real estate held for development and sale consists of the following:

	June 30,	December 31,
	2006	2005
Land and land development costs	$250,436	$119,530
Cost of construction (including capitalized interest and real estate taxes)	226,098	144,272

	$476,534	$263,802

4. CONSOLIDATION OF VARIABLE INTEREST ENTITIES
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
The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of FIN 46-R, Consolidation of Variable Interest Entities. This is because the Company has been deemed to have provided subordinated financial support, which refers to variable interest that will absorb some or all of an entity’s expected theoretical losses if losses occur. The Company, therefore, examines the entities with which the Company enters into fixed price purchase agreements for possible consolidation by the Company under FIN 46-R. This requires the Company to compute expected losses and expected residual returns based on the probability of future cash flows as outlined in FIN 46-R. This calculation requires substantial management judgments and estimates. In addition, because the Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land, the Company does not have the ability to compel these development entities to provide financial or other data to assist the Company in the performance of the primary beneficiary evaluation.
The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of some of those entities. As a result, at December 31, 2005, the Company has consolidated five entities in the accompanying consolidated balance sheets. The effect of the consolidation at December 31, 2005 was the inclusion of $89,890 in “Inventory not owned—variable interest entities” with a corresponding inclusion of $83,015 (net of land deposits paid of $6,875) to “Obligations related to inventory not owned.” At June 30, 2006, the Company consolidated seven entities in the accompanying consolidated balance sheet. The effect of the consolidation at June 30, 2006 was the inclusion of $50,490 in “Inventory not owned—variable interest entities” with a corresponding inclusion of $48,206 (net of land deposits paid of $2,284) to “Obligations related to inventory not owned.” Creditors, if any, of these variable interest entities have no recourse against the Company.
5. WARRANTY RESERVE

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Warranty reserves for houses sold are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period. Because the Company subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity, which is included in accounts payable and accrued liabilities for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$1,310	$954	$1,206	$916
Additions	514	153	814	309
Releases and/or charges incurred	(267)	(162)	(463)	(280)

Balance at end of period	$1,557	$945	$1,557	$945

6. CAPITALIZED INTEREST AND REAL ESTATE TAXES
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
     The following table is a summary of interest incurred and capitalized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total interest incurred	$6,844	$3,254	$11,612	$5,767

Beginning interest capitalized	15,562	$5,987	11,590	$4,524
Plus: Interest incurred on notes payable	6,824	2,993	11,572	5,096
Plus: Interest incurred on related party notes payable	20	188	40	269

Less: Interest expensed as a component of cost of sales	(1,567)	(1,159)	(2,363)	(1,880)

Ending interest capitalized	$20,839	$8,009	$20,839	$8,009

7. EARNINGS PER SHARE
The following weighted average shares and share equivalents, using the treasury stock method, are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per share
Net (loss) income	$(7,123)	$3,066	$(5,884)	$6,875

Basic weighted-average shares outstanding	15,034	11,831	14,511	11,727

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Per share amounts	$(0.47)	$0.26	$(0.41)	$0.59

Dilutive earnings per share
Net income	$(7,123)	$3,066	$(5,884)	$6,875

Basic weighted-average shares outstanding	15,034	11,831	14,511	11,727
Stock options and restricted stock grants	—	162	—	155

Dilutive weighted-average shares outstanding	15,034	11,993	14,511	11,882

Per share amounts	$(0.47)	$0.26	$(0.41)	$0.58

During the three and six months ended June 30, 2006, 92,279 and 92,209 shares where excluded from the diluted shares outstanding because inclusion would be anti-dilutive.
Comprehensive income
     For the three and six months ended June 30, 2006 and 2005, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying combined consolidated financial statements.
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
On June 28, 2005 the Company received a capital call from North Shore in the amount of $719 so that North Shore may comply with certain debt repayments. Because the Company may be obligated to provide future financial support to cover certain debt repayments, the Company, is recording its share of losses incurred by North Shore in the accompanying financial statements in the amount of $(26), for the three months ended June 30, 2006 and 2005, respectively. The Company’s share of losses were $(53) and $(26) for the six months ended June 30, 2006 and 2005, respectively.
During the third quarter of 2005, the Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loan made for the benefit of North Shore. The Company finalized the purchase of the loans on or about September 8, 2005 and issued a notice of default under the acquisition and development loan at maturity on September 30, 2005. The Company then filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005 and initiated foreclosure proceedings on or about November 18, 2005. On or about December 22, 2005, the individual guarantor subject to the earlier suit filed a countersuit against two of the officers of the Company who were also individual guarantors under the acquisition and development loan. The Company has agreed to indemnify these officers. The Company, as manager of an affiliated entity, set and held a foreclosure sale on March 24, 2006 in which it was the highest bidder. However, transfer of title to the property has been delayed pending judicial resolution of a suit filed on March 24, 2006 by the non-affiliated 50% owner of North Shore. On June 30, 2006, the Company, on its own behalf and on behalf of affiliates, filed an additional lawsuit expanding the number of party defendants, demanding equitable relief and demanding $33,000 in damages. As of June 30, 2006, the Company carried the following amounts in its financial statements related to North Shore:

Investment in real estate partnerships	$(88)
Development and construction loan receivable	$3,235

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
9. ACQUISITIONS
On January 19, 2006, the Company acquired all of the issued and outstanding capital stock of Parker Chandler Homes, Inc., a homebuilder in the Atlanta, Georgia metropolitan market, for a cash purchase price of $10,400 (including transaction costs) and the assumption of $63,800 in liabilities. The results of Parker Chandler Homes are included in the accompanying financial statements from the period January 19, 2006 to June 30, 2006. The Company accounted for this transaction in accordance with SFAS No. 141. “Business Combinations” Approximately $700 of the purchase price was allocated to intangibles with a weighted average life of 4.6 years. The intangibles are related to the Parker Chandler trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development and sale and land option agreements. There was no goodwill recorded.
On May 5, 2006, the Company acquired all of the issued and outstanding capital stock of Capitol Homes, Inc., a homebuilder in North Carolina, for a cash purchase price of $7,500 (including transaction costs) and the assumption of $20,600 in liabilities. The results of Capitol Homes are included in the accompanying financial statements from the period May 5, 2006 to June 30, 2006. The Company accounted for this transaction in accordance with SFAS No. 141. “Business Combinations” Approximately $251 of the purchase price was allocated to intangibles with a weighted average life of 2.7 years. The intangibles are related to the Capitol Homes trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development for sale and land option agreements. There was no goodwill recorded in connection with the initial purchase accounting. However, the Company may be obligated to pay an earn-out in the amount of $2,500 if certain profit margins are achieved over the course of a 3 year period. In the event, an earn-out amount becomes payable, it will be recorded as goodwill.
10. DEBT
On May 4, 2006, the Company closed on a privately placed 30-year, $30 million junior subordinated unsecured note offering with a five year fixed rate of 9.72% and a floating rate of Libor + 4.2% thereafter. Interest payments are due quarterly with principal due at the end of the 30 year term. The Company is required to maintain certain covenants which include the maintenance of minimum tangible net worth in the amount of $120,000, a leverage ratio not to exceed 3:1 and a fixed charge ratio not to be less than 2:1.
On May 26, 2006, the Company became a borrower pursuant to the Borrowing Base Revolving Credit Agreement between the Company and Wachovia Bank. Pursuant to the Borrowing Base Revolving Facility, the lender agreed to advance up to a maximum of $40 million at any given time under a senior secured revolving credit facility bearing interest equal to the 30 day LIBOR rate + 2.75%. The loan is secured by certain projects of the Company in North Carolina. As of June 30, 2006, the Company had drawn $11,600 under this facility. The Company is required to maintain certain covenants which include the maintenance of minimum tangible net worth in the amount of $125,000 increasing each year by 25% of income before taxes, EBITDA to debt service ratio equal to or greater than 2.5:1, a senior liabilities to tangible net worth ratio which is less than or equal to 2.5:1 and certain restrictions on the number of speculative homes the Company may have at any given time.
11. INCOME TAX
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
Deferred tax assets:
Inventory (1)	$—	$2,245
Warranty	583	417
Deferred rent	40	27
Accrued expenses	64	73
Stock based compensation	1,363	790

	2,050	3,552

Less—valuation allowance	(569)	(840)

Net deferred tax assets	1,481	2,712

Deferred tax liabilities:
Inventory (1)	$(9,756)	$—
Investment in affiliates	(8)	(8)
Depreciation and amortization	(147)	(159)

Net deferred tax liabilities	(9,911)	(167)
Net deferred tax (liabilities) assets	$(8,430)	$2,545

(1)	The increase in net deferred tax liabilities of $12,000 is related to deferred tax liabilities established as a result of the purchase accounting related to acquisition of Parker Chandler Homes, Inc., and Capitol Homes, Inc. in the amount of $15,000. This amount was offset by a deferred tax asset in the amount of $3,000 related to impairment charges recorded during the three months ended June 30, 2006
12. RESTRICTED STOCK, STOCK OPTIONS, AND OTHER STOCK PLANS
Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123(R). Prior to December 14, 2004 the Company did not sponsor any stock based plans. Accordingly, no stock based compensation was included for the year ended December 2003.
On December 14, 2004 the Company adopted the 2004 Long-Term Compensation Plan (the “Plan”). The Plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. Any shares issued under the Plan typically vest over service periods that range from one to five years. Stock options issued under the Plan expire ten years from the date they are granted.
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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
The following equity awards were outstanding at June 30, 2006:

Stock options	213,993
Restricted stock grants	947,860

Total outstanding equity awards	1,161,853
On June 30, 2006 the following amounts were available for issuance under the plan:

Shares available for issuance at January 1, 2006	1,050,231

Adjustments:
Additional shares added to plan	337,757
Restricted stock grants — Issued	(690,160)
Shares issued under employee stock purchase plan	(7,512)
Restricted stock grants — Forfeitures	16,191

Shares available for issuance at June 30, 2006	706,507
At June 30, 2006 the Company had 213,993 options outstanding with a weighted average exercise price of $19.94. There was no stock option activity for the six months ended June 30, 2006 and there were no options which were fully vested as of June 30, 2006.
A summary of the Company’s restricted share activity is presented below:

		Weighted
		average
		fair value
		at date
	Shares	of grant

Restricted shares outstanding at December 31, 2005	273,891	$16.46
Granted	690,160	11.84
Vested	—	—
Forfeited	(16,191)	15.43

Restricted shares outstanding at June 30, 2006	947,860	$13.11

As of June 30, 2006, there was $9,178 of total unrecognized compensation cost related to nonvested restricted stock issuances granted under the Plan. Of this cost, $6,178 is expected to be recognized over a weighted-average period of 3.75 years and $3,000 may vest over a 1.5 year period if certain performance and service conditions are met.
Total compensation expense for share based payment arrangements for the three months ended June 30, 2006 and 2005 was $1,006 and $561 respectively, of which $91 and $129 was capitalized to real estate held for development and sale. Total compensation expense for share based payment arrangements for the six months ended June 30, 2006 and 2005 was $1,542 and $1,097, respectively, of which $162 and $213 was capitalized to real estate held for development and sale.
The total deferred tax benefit related to stock compensation, recorded on the balance sheet as of June 30, 2006 and December 31, 2005 amounted to $1,363 and $790, respectively.
In accordance with SFAS 123(R), the Company is required to establish a deferred tax asset related to stock awards based on the fair value of the award at date of grant. At the time the award is vested, the realized tax benefit as a result of the fair value on date on grant will most likely be different as compared to the amount recorded on the financial statements, which will result excess tax benefits or unrealized tax benefits. SFAS 123(R) requires that excess tax benefits be recognized as an addition to capital surplus and that unrealized tax benefits be recognized as income tax expense unless there are excess tax benefits from previous equity awards to which it can be offset. Because the Company had no issuances of stock awards prior to adoption to SFAS 123(R), the Company does not have any eligible excess tax benefits that are available to offset future tax shortfalls.
The Company has approximately 143,764 stock grants which are expected to vest at December 31, 2006 with an average fair value at date of issuance of $16.08 per share. Based on the closing stock price of $5.67 at July 31,

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
2006, the Company’s effective tax rate, and the assumption that our stock price at December 31, 2006 would equal that value, the Company would be required to take an additional charge to income tax expense in the amount of $583. Actual amount of charges will depend on the actual closing stock price at December 31, 2006.
The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.
13. PRIVATE PLACEMENT
On May 12, 2006 (the “Closing Date”), the Company completed a private placement (the “PIPE”) to institutional and other accredited investors of 2,121,048 shares of Class A common stock and warrants exercisable into 636,316 shares of Class A common stock. The Company sold the securities for $9.43 per share for total proceeds of approximately $20.0 million and net proceeds of approximately $18.7 million. The per share price of $9.43 represented a premium of approximately 14.6% of the closing price of the Company’s common stock on the date the purchase was completed. The net proceeds were used for general corporate purposes. The warrants issued in connection with the PIPE were five-year warrants exercisable at any time after November 10, 2006 with an exercise at a price of $11.32 per share.
In accordance with the terms of the PIPE, the Company was required to file with the Securities and Exchange Commission, within fifteen days from the Closing Date, a registration statement covering the common shares issued and issuable in the PIPE. The Company was also required to cause the registration statement to go effective within a predetermined amount of time as defined in the Registration Rights Agreement and to exert its “best efforts” to maintain the effectiveness of the registration. The Company is subject to liquidated damages of 2% per month of the aggregate investment made by the investor with a 10% cap, as to the total liquidated damages, if the Company fails to cause the registration statement to become effective. Upon the registration statement being declared effective, the Company could be subject to the foregoing liquidated damages if it fails to maintain the effectiveness of the registration statement. The Securities and Exchange Commission declared the registration statement effective on July 7, 2006.
Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants issued under the PIPE have been reported as equity instruments because the liquidated damages, which are capped at 10%, reasonably represent the difference between the value of a registered share and an unregistered share of the Company’s common stock.
14. STOCK REPURCHASE PROGRAM
In February 2006, the Company’s Board of Directors authorized the Company to purchase up to one million shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the three months ended June 30, 2006, the Company repurchased an aggregate of 188,100 shares of Class A common stock for total of $1,187 or $6.31 per share. For six months ended June 30, 2006, the Company repurchased an aggregate of 258,400 shares of Class A common stock for a total of $1,865 or $7.22 per share.
15. COMMITMENTS AND CONTINGENCIES
Legal proceedings
The Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loans made for the benefit of North Shore. The Company subsequently issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and thereafter, filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005. The

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Company, as manager of an affiliated entity, set and held a foreclosure sale on March 24, 2006 in which it was the highest bidder. However, transfer of title to the property has been delayed pending judicial resolution of a suit filed on March 24, 2006 by the non-affiliated 50% owner of North Shore. On June 30, 2006, the Company, on its own behalf and on behalf of affiliates, filed an additional lawsuit expanding the number of party defendants, demanding equitable relief and demanding $33,000 in damages.
On August 11, 2005, the Company was served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147,000 project loan for the Potomac Yard project. The claim in the base amount of $2,000 plus interest and costs is based on breach of contract and equitable remedies of unjust enrichment and quantum meruit. The claims have been denied by the Company.
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
Letters of credit and performance bonds
The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At June 30, 2006, the Company has outstanding $5,192 in letters of credit and $18,077 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.
Operating leases
The Company leases office space under non-cancelable operating leases. Minimum annual lease payments under these leases at June 30, 2006 approximate:

Year Ended:	Amount
2006	$608
2007	1,231
2008	1,120
2009	903
2010	164
Thereafter	5
Operating lease rental expense aggregated $514 and $301, respectively, for six months ended June 30, 2006 and 2005.
16. RELATED PARTY TRANSACTIONS
In June 2002, the Predecessor entered into a promissory note agreement with TCG Fund I, LC to fund development projects. TCG Fund I, LC, is a related party in which the Company has an equity investment. The promissory note

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
agreement allows for the Company to borrow up to $4,000. The note, which had interest at 12% per annum, was paid in full during June 2005.
In September 2004, the Predecessor entered into a promissory note agreement with TCG Fund II, LC to fund development projects. TCG Fund II, LC is a affiliate which the company manages as a non-member. The promissory note agreement allows the Company to borrow up to $10 million. The note, which had interest at 12% per annum, was paid in full during November 2005.
In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C., an affiliate of our Predecessor in which executive officers of the Company Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, Dwight Schar, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. For nine months ended September 30, 2004, total payments made under this lease agreement were $231. On September 30, 2004, the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity wholly owned by Christopher Clemente. Total payments made under this lease agreement were $142 as of December 31, 2004. On August 1, 2005, the lease agreement was amended for an additional 8.4 square feet. For three months ended June 30, 2006 and 2005 total payments made under this lease agreement were $188 and $142, respectively. During six months ended June 30, 2006 and 2005 total payments were $373 and $277, respectively.
In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, Louis Clemente, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at two of the Company’s developments. The Company paid $2,000 and $1,900 to this construction company during the six months ended June 30, 2006 and 2005, respectively.
Christopher Clemente’s mother-in-law and Gary Martin (formerly one of the Company’s directors) each invested $100 as minority shareholders in one of our subsidiaries, respectively, and the parents of Bruce Labovitz, loaned approximately $300 to another of our subsidiaries. During the first quarter of 2005, the Company repurchased the minority shareholders interests referenced above for an approximate purchase price of $136. In April 2005, the Company paid the $300 loan in full.
During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution that was developed by I-Connect along with any improvements made thereto by the Company remained the property of I-Connect. For the three months ended June 30, 2006 and 2005, the Company paid $161and $155, respectively, to I-Connect. During the six months ended June 30, 2006 and 2005, the Company paid $256 and $260, respectively, to I-Connect.
In October 2004, the Predecessor entered into an agreement with Comstock Asset Management Inc. (CAM), where CAM assigned the Company first refusal rights to purchase a portion of their Loudoun Station Properties. In partial consideration for the performance in which the Company would provide management services for a fee of $20 a month. For the three months ended June 30, 2006 and 2005 the Company recorded $60 in revenue. At June 30, 2006 and 2005 the Company recorded a receivable for $0 and $60, respectively, from this entity. During six months ended June 30, 2006 and 2005 the Company recorded $120 in revenue and no outstanding receivable. In addition, the Company in November 2004, entered into an agreement with Comstock Asset Management to sell certain retail condominium units at Potomac Yard for a total purchase price of $14,500. In connection with this sale, the Company received a deposit of $8,000 upon execution of the agreement. The agreement was modified in 2005, which reduced the deposit amount to $6,000.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
During the six months ended June 30, 2006 and 2005, the Company provided bookkeeping services to related party entities at no charge.
In August 2004, the Predecessor entered into a $2,400 promissory note agreement with Belmont Models I, L.C., an affiliate managed by Investors Management. The note bears an interest rate of 12%, which is payable monthly and matures in August 2006. In March 2004, the Company sold four condominium units to Belmont Models I, L.C. under a sale and leaseback arrangement. The four condominium units were delivered for a total purchase price of $2,000 and leased back at a rate of $20 per month. The Company expects the lease to continue for a period of twenty-four months. As a result of the deliveries, the promissory note was reduced by the total purchase price. For the six months ended June 30, 2006 and year ended December 31, 2005 the Company owed $663. Accrued interest on this note totaled $7, $13 and $6, respectively, as of six months ended June 30, 2006 and 2005 and year ended December 31, 2005.
During six months ended June 30, 2006 and 2005, the Company entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us. Sales of homes to employees for investment purposes are conducted at market prices.
In May 2006, we purchased Capitol Homes in the Raleigh, North Carolina area formerly owned by Richard Weale (33.33%), Glenn Hartman (33.33%) and Pablo Reiter (33.33%). At the time of purchase, Capitol Homes had a contract to purchase approximately 112 single family lots at Massey Preserve from REX2 Development LLC. REX2 Development LLC was owned by certain selling shareholder of Capitol Homes, Inc. and other unrelated parties. Capitol Homes also had another contract to purchase approximately 88 single family lots in Cleveland Springs with REX Development LLC, owned at the time by certain selling shareholder of Capitol Homes, Inc. and other unrelated parties. In addition, the company bought 42.5 acres of raw land known as Massey Preserve in North Carolina. The land was purchased from Forestville Partners, LLC owned by the selling shareholders of Capitol Homes, Inc.
In September 2005, Comstock Foundation, Inc., was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. The Company also provides bookkeeping services to Comstock Foundation. During the six months ended June 30, 2006 the Company donated $25 to Comstock Foundation.
17. SUBSEQUENT EVENTS
In July of 2006, the Company closed on twenty-four lots at Glen Ivy in Atlanta, Georgia for a purchase price of $1,726.
In July of 2006, the Company closed on thirty-four lots at Providence in Raleigh, North Carolina for a purchase price of $1,282.

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
This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia real estate and home building markets; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2005. Our actual results could differ materially from these projected or suggested by the forward-looking statements.
Overview
We engage in the business of residential land development, production home building, high-rise condominium development, condominium conversion and land sales in the greater Washington, D.C., Raleigh, North Carolina, Charlotte, North Carolina, Myrtle Beach, South Carolina and Atlanta, Georgia markets. Our business was founded in 1985 by Christopher Clemente, our Chairman and Chief Executive Officer, as a residential land developer and home builder focused on land development and semi-custom homebuilding in the northern Virginia suburbs of Washington, D.C. In 1992, we repositioned ourselves as a finished-lot-option production home builder focused on moderately priced homes in areas where we could more readily purchase finished building lots through option contracts. In 1997, we entered the Raleigh, North Carolina market. In the late 1990s we began entitling and developing land once again and in the early 2000s we became active in development and construction of mixed-use and urban in-fill projects in the greater Washington, DC area. In all of our markets we focus on middle-market products for first time, early move-up and first move-down home buyers. In January 2006, we completed the acquisition of Parker Chandler Homes, Inc. and expanded into the Atlanta, Georgia area. In May 2006, we completed the acquisition of Capitol Homes, Inc. which expanded our existing presence in Raleigh, North Carolina.
The following tables summarize certain information related to new orders, settlements, and backlog for the three and six month period ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

New orders	199	160	379	406

New order revenues	$55,992	$59,134	$115,211	$162,417

Average new order price	$281	$370	$304	$400

Settlements	165	123	277	201
Settlement revenue	$50,351	$39,599	$86,716	$68,064

Average settlement price	$305	$322	$313	$339

Backlog units	575	666	575	666
Backlog	$218,393	$268,579	$218,393	$268,579

Average backlog price	$380	$403	$380	$403
At June 30, 2006, we either owned or controlled under option agreements or non-binding letters of intent over 6,005 building lots including non-consolidating joint ventures in which we are the manager. We currently have communities under development in multiple counties throughout the markets we serve. The following chart summarizes certain information for our current and planned communities as of June 30, 2006:

	As of June 30, 2006
						Lots under
		Estimated			Lots	Option	Average New
		Units at	Units		Owned	Agreement	Order Revenue
Project	State	Completion	Settled	Backlog(2)	Unsold	Unsold	to Date

Status: Active (1)
Allen Creek	GA	26	11	6	9	—	$211,183
Arcanum	GA	34	3	6	25	—	$401,254
Brentwood Estates	GA	32	8	5	3	16	$134,813
Falling Water	GA	23	2	6	15	—	$422,581
Gates of Luberon	GA	32	1	1	30	—	$392,000
Glenn Ivey	GA	104	—	8	33	63	$230,806
Highland Station	GA	105	1	27	77	—	$287,030
Maristone	GA	40	—	—	40	—	$—
Senators Ridge	GA	88	8	7	45	28	$247,662
Traditions	GA	21	—	—	21	—	$—

Sub-Total / Weighted Average (3):		505	34	66	298	107	$267,168

Emerald Farm	MD	84	74	—	10	—	$455,443

Sub-Total/Weighted Average:		84	74	—	10	—	$455,443

Allyn’s Landing	NC	117	24	10	83	—	$221,043
Brookefield Station	NC	130	—	—	—	130	$—
Carpenter Pointe	NC	5	—	—	5	—	$—
Deerfield	NC	1	—	—	1	—	$—
Haddon Hall	NC	90	—	—	90	—	$—
Kelton at Preston	NC	56	33	2	21	—	$308,003
North Farms	NC	138	11	9	4	114	$179,145
Pine Hollow	NC	10	—	—	6	4	$—
Providence-SF	NC	148	—	—	34	114	$—
Riverbrooke	NC	66	11	6	49	—	$171,256
Strathaven	NC	6	—	1	4	1	$376,995
Wakefield Plantation	NC	77	35	6	36	—	$497,284
Wheatleigh Preserve	NC	28	—	10	18	—	$289,018

Sub-Total / Weighted Average:		872	114	44	351	363	$306,618

Carolina Waterway	SC	15	—	—	15	—	$—

Sub-Total / Weighted Average:		15	—	—	15	—	$—

Barrington Park	VA	148	—	12	136	—	$310,200
Beacon Park at Belmont Bay 8&9	VA	600	—	—	112	488	$—
Blooms Mill Carriage	VA	91	90	—	1	—	$453,794
Carter Lake	VA	258	—	—	258	—	$—
Commons at Bellemeade	VA	316	49	4	263	—	$218,039
Commons on Potomac Sq	VA	192	22	8	162	—	$255,593
Commons on Williams Sq	VA	180	88	3	89	—	$352,584
Countryside	VA	102	64	2	36	—	$287,308
Penderbrook	VA	424	223	5	196	—	$254,371
River Club at Belmont Bay 5	VA	84	76	1	7	—	$455,533
The Eclipse on Center Park	VA	465	—	413	52	—	$409,361
Woodlands at Round Hill	VA	46	23	2	21	—	$752,399

Sub-Total / Weighted Average:		2,906	635	450	1,333	488	$364,778

Total Active		4,382	857	560	2,007	958	$356,139

Status: Development
East Capitol	DC	130	—	—	130	—	n/a

Sub-Total:		130	—	—	130	—

Cedars Road	GA	109	—	—	—	109	n/a
Highland Avenue	GA	30	—	—	30	—	n/a
James Road	GA	49	—	—	49	—	n/a
Kelly Mill Road	GA	28	—	—	—	28	n/a
McGinnis Ferry SF	GA	48	—	—	—	48	n/a
Post Road	GA	59	—	—	59	—	n/a
Post Road II	GA	54	—	—	—	54	n/a
Settingdown Circle	GA	172	—	—	172	—	n/a
Shiloh Road	GA	61	—	—	61	—	n/a
Tribble Lakes	GA	200	—	—	200	—	n/a
Wyngate	GA	28	—	—	—	28	n/a

Sub-Total:		838	—	—	571	267

Boyce Road	NC	33	—	—	—	33	n/a
Cleveland Springs	NC	88	—	—	—	88	n/a
Holland Road	NC	81	—	—	81	—	n/a
Lakeshore Hills	NC	34	—	—	—	34	n/a
Massey Preserve	NC	297	—	—	185	112	n/a
Providence-TH	NC	80	—	—	—	80	n/a
Stowe Road	NC	110	—	—	—	110	n/a

Sub-Total:		723	—	—	266	457

Aldie Singles	VA	15	—	—	—	15	n/a
Blake Crossing	VA	130	—	—	130	—	n/a
Brandy Station	VA	350	—	—	—	350	n/a
Loudoun Station Condominiums	VA	484	—	—	—	484	n/a
Station View	VA	47	—	—	47	—	n/a

Sub-Total:		1,026	—	—	177	849

Total Development		2,717	—	—	1,144	1,573	n/a

Total Active & Development		7,099	857	560	3,151	2,531	$356,139 (4)

Status: Joint Venture
North Shore Condominiums	NC	196	—	7	189	—	$286,361
North Shore Townhomes	NC	163	33	7	123	—	$239,107

Total Joint Venture		359	33	14	312	—

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales. “Completed” communities have settled all units during the three months ended June 30, 2006.

(2)	“Backlog” means we have an executed order with a buyer, inclusive of lot sales, but the settlement has not yet taken place.

(3)	“Weighted Average” means the weighted average new order sale price

Results of Operations
Three and six months ended June 30, 2006 compared to three and six months ended June 30, 2005
Orders and Backlog
New orders for the three months ended June 30, 2006 decreased $3.1 million, or 5.2%, to $56.0 million on 199 homes, as compared to $59.1 million on 160 homes for the three months ended June 30, 2005. For the six months ended June 30, 2006, new orders decreased $47.2 million, or 29.1% to $115.2 million on 379 homes, as compared to $162.4 million on 406 homes for the six months ended June 30, 2005. This represents a 6.7% decrease in new home orders during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The decrease in new orders is attributable to weaker market conditions in which we are experiencing reduced demand, the offering of increased price reductions and a general shift in product mix from higher priced single family and town homes to lower priced condominiums, single family, and town homes. The reduction also results from the Company’s reduced inventory for sale at its Eclipse at Center Park (Potomac Yard) project during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The Company’s average sales price per new order for the three months ended June 30, 2006 decreased by $89,000 to $281,000, as compared to $370,000 for the same period in 2005. The average sales price per new order for the six months ended June 30, 2006 decreased $96,000 to $304,000, as compared to $400,000 for the six months ended June 30, 2005. Although total new order sales prices decreased for the three months ended June 30, 2005, total new order units increased as a result of the Company’s recent acquisition of Parker Chandler Homes, Inc. and Capitol Homes, Inc.. Combined, the two acquisitions contributed 80 units in new orders, or $18.0 million for the three months ended June 30, 2006. For the six months ended June 30, 2006, the acquisitions contributed 148 units in new orders, or $36.5 million.
Our backlog at June 30, 2006 decreased $50.2 million, or 18.7%, to $218.4 million on 575 homes, as compared to our backlog at June 30, 2005 of $268.6 million on 666 homes. The decrease in backlog is primarily due to weaker market conditions and the shift in product mix from higher priced single family and town homes to lower priced condominiums (including condominium conversions), single family, and town homes. Our backlog at June 30, 2006 includes 413 units totaling $169.1 million at our Potomac Yard project.
Revenues
The number of homes delivered for the three months ended June 30, 2006 increased by 34.1% to 165 from 123 homes for the three months ended June 30, 2005. The number of homes delivered for the six months ended June 30, 2006, increased by 37.8% to 277 from 201 homes for the six months ended June 30, 2005.
Average revenue per home delivered decreased by approximately $17,000 to $305,000 for the three months ended June 30, 2006, as compared to $322,000 for the three months ended June 30, 2005. Average revenue per home delivered decreased by approximately $26,000 to $313,000 for the six months ended June 30, 2006, as compared to $339,000 for the six months ended June 30, 2005. The decrease in average revenue per home is due a shift in product mix from higher priced single family and town homes to lower priced condominiums (including condominium conversions), single family, and town homes. The reduction in average revenue per home is also attributable to a reduced geographic concentration within the Washington, DC metropolitan area.
Home building revenues increased by $10.8 million, or 27.3%, to $50.4 million for the three months ended June 30, 2006, as compared to $39.6 million for the three months ended June 30, 2005. Home building revenues increased by $18.6 million, or 27.3%, to $86.7 million for the six months ended June 30, 2006, as compared to $68.1 million for the six months ended June 30, 2005. The increase in deliveries and revenues for the three and six month ended June 30, 2006 is primarily attributable to increased settlements at Commons on the Potomac Square (Cascades) and Commons on Williams Square (Summerland) condominium projects, which had no settlements last year. These projects had deliveries of 43 and 54 units for the three and six months ended June 30, 2006, totaling $12.9 and $16.8 million respectively. Permitting issues the Company experienced during the six months ended June 30, 2005 also contributed to the higher revenues and deliveries during the six months ended June 30, 2006. Our recent acquisitions of Parker Chandler Homes, Inc. and Capitol Homes, Inc. attributed 35 and 56 combined deliveries for the three and six months ended June 30, 2006, with total revenues of $6.7 and $11.4 million, respectively.

Other Revenue
Other revenue for the three months ended June 30, 2006 decreased by $34,000 from the comparable period in 2005. For the six months ended June 30, 2006 and 2005 other revenue was $576,000. Other revenue for the three and six months ended June 30, 2006 and 2005 includes revenue associated with the Company’s Settlement Title Services division, revenue from a mortgage marketing alliance and management fees received from Comstock Asset Management Inc. (as discussed in Note 15 to the accompanying notes to the financial statements).
Cost of sales
Cost of sales for the three months ended June 30, 2006 increased $11.6 million, or 39.1%, to $41.3 million, or 81.9% of homebuilding revenue, as compared to $29.7 million, or 75.0% of revenue, for the three months ended June 30, 2005. For the six months ended June 30, 2006 cost of sales increased $21.3 million, or 45.1% to $68.5 million, or 79.0% of revenue, as compared to $47.2 million or 69.3% of revenue for the six months ended June 30, 2005. The 7.2 and 9.6 percentage point increases in cost of sales as a percentage of revenue for the three and six months ended June 30, 2006, respectively, is the result of several factors including pricing concessions and increases in materials and labor costs. Due to weakening market conditions, we have also extended the sales cycle of many of our projects, which in turn has increased the cost per unit by increasing the amount real estate tax, interest and capitalized overhead. In addition, during the three and six months ended June 30, 2006, we have experienced increases in cost of sales, as a percentage of revenue, as a result of purchase price allocations to the carrying value of acquired real estate from our recent acquisition of Parker Chandler Homes, Inc. and Capitol Homes, Inc. Due to the factors stated above, the Company expects cost of sales as a percentage of revenue to continue to face additional upward pressure until general market conditions improve and new inventory is acquired.
Impairments and write-offs
As discussed in Note 2 in the accompanying notes to the financial statements, the Company, for the three months ended June 30, 2006, recorded an impairment charge of $9.5 million. The impairment charge include single family, town-homes, condominiums and condominium conversion projects located in the Company’s Virginia, North Carolina and Atlanta markets. Based on current market conditions, the Company has estimated there are no other impairments warranted at this time. However, if market conditions continue to deteriorate, the Company will be required to re-evaluate the recoverability of its real estate held for development and sale and may incur additional impairment charges. The projects that would be most likely impaired if market conditions were to further deteriorate would be our condominium conversion projects. Although, it is difficult to estimate the exact amount of impairment, a 5% to 10% drop in average selling prices could lead to a future impairment charge of approximately $10 to $20 million.
In addition to the impairment charges, as a result of current market conditions, the Company wrote-off $3.4 million related to deposits on option contacts, value assigned to option contracts and related feasibility costs.
At June 30, 2006, the Company had approximately $5.5 million related to option deposits to purchase real estate of which $5.1 is not refundable. In addition the Company has approximately $2.6 million related to feasibility costs incurred on projects under option agreements or under feasibility study periods. The Company is in the process of re-negotiating certain remaining options contracts for price concessions and deferral of scheduled lot purchases. The Company could incur additional write-downs in the event the Company is not successful in renegotiating terms of existing option contracts.
Selling, general and administrative
Selling, general and administrative costs for the three months ended June 30, 2006 increased $2.8 million or 50.0% to $8.4 million, as compared to $5.6 million for the three months ended June 30, 2005. Selling, general and administrative expenses represented 16.6% of total revenue for the three months ended June 30, 2006, as compared to 14.0% for the three months ended June 30, 2005. This increase was the result of additional staffing and related costs of $552,000, media and other marketing related costs of $931,000, and the write-off of certain due diligence costs of $172,000 related to abandoned corporate transactions. In addition, our acquisition of both Parker Chandler

Homes and Capitol Homes increased our selling, general and administrative expenses by $991,000 and $254,000, respectively.
Selling, general and administrative costs for the six months ended June 30, 2006 increased $5.4 million or 50.5% to $16.1 million, as compared to $10.7 million, for the six months ended June 30, 2005. Selling, general and administrative expenses represented 18.4% of total revenue for the six months ended June 30, 2006, as compared to 15.6% for the six months ended June 30, 2005. This increase for the six months ended June 30, 2006 was the result of additional staffing and related costs of $1.0 million, media and other marketing related costs of $1.5 million, and the write-off of certain due diligence costs of $1.1 million related to abandoned corporate transactions. In addition, our acquisition of both Parker Chandler Homes and Capitol Homes increased our selling, general and administrative expenses by $1.6 million and $254,000, respectively.
Operating (loss) income
Operating income for the three months ended June 30, 2006 decreased by $16.6 million to a operating loss of ($12.0) million, as compared to $4.6 million for the three months ended June 30, 2005. Operating margin for the three months ended June 30, 2006, was (23.7%), as compared to 11.5% for the three months ended June 30, 2005. Operating income for the six months ended June 30, 2006 decreased by $20.9 million to an operating loss of ($10.2) million, as compared to $10.7 million for the six months ended June 30, 2005. Operating margin for the six months ended June 30, 2006, was (11.7%), as compared to 15.6% for the six months ended June 30, 2005. The 35.2 and 27.3 percentage point decrease in operating margin for the three and six months ended June 30, 2006 are attributable to lower gross profit margins, impairments and write-offs and the increases in selling, general and administrative expenses as discussed above.
Other (income) expense, net
Other (income) expense, net increased by $201,000 to net income of $355,000 for the three months ended June 30, 2006, as compared to $154,000 for the three months ended June 30, 2005. Other (income) expense, net increased by $397,000 to net income of $587,000 for the six months ended June 30, 2006, as compared to $190,000 for the six months ended June 30, 2005. The increase in other (income) expense is primarily attributable to reduced corporate interest expense as a result of the payoff of a note payable to certain founding shareholders resulting from the Company’s restructuring concurrent with its initial public offering in December of 2004 and increased interest earned on the Company’s cash balances generated as a result of the proceeds from the Company’s recent stock and debt offerings.
Income taxes
For the three and six months ended June 30, 2006, the Company, due to net losses, recorded an income benefit of ($7.1) and ($5.8) million as compared to income tax expense of $3.1 and $6.8 million for the three months ended June 30, 2005.
As discussed in Note 12 in the accompanying notes to the financial statements, the company expects its effective tax rate to increase during the fourth quarter of 2006 as a result of non-realization of certain deferred tax assets related to employee stock compensation. The amount of the charge will be dependent on the Company’s closing stock price on December 31, 2006, the date certain stock awards will vest
Liquidity and Capital Resources
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
In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. Our overall borrowing capacity may be constrained by loan covenants which limit the ratio of our total liabilities to our total equity. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital than would be required if we built each project with long-term amortizing debt. At June 30, 2006, we had approximately $316.5 million of debt financing and $22.7 million of unrestricted cash. We believe that internally generated cash, borrowings available under our credit facilities and access to public debt and equity markets will provide us with sufficient capital to meet our existing and expected capital needs.
Credit Facilities
At June 30, 2006, we had approximately $188.6 million available under existing secured revolving development and construction loans for planned construction and development expenditures. A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 190 to 375 basis points over the LIBOR rate and 50 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At June 30, 2006, the one-month LIBOR and prime rates of interest were 5.33% and 8.25%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 7.23% to 9.25%. For information regarding risks associated with our level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
We have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities. The Company is subject to certain financial covenants which require the Company to: (1) maintain a minimum tangible net worth, adjusted for certain items, in the amount of $65.0 million for fiscal year 2005, increasing by 50% of consolidated after tax net earnings for each year thereafter and (2) maintain an adjusted debt to adjusted tangible net worth (“leverage ratio”) below 2.25:1. In addition to the financial covenants mentioned above the Company had covenant limiting the amount of unsecured borrowings to $25.0 million in connection with a $15 million unsecured line of credit. However, the Company’s unsecured borrowings totaled $45.0 million as of June 30, 2006 through the combination of the $15 million unsecured line of credit and the $30 million junior subordinated notes. The Company received a covenant waiver from the lender of the $15 million facility. The Company was fully funded on the $15 million unsecured line of credit at June 30, 2006 with a maturity date of August 22, 2006.
On May 26, 2006, the Company entered into $40 million Secured Revolving Borrowing Base Credit Facility for the financing of entitled land, land under development, construction and letters of credit. All letters of credit issued will also be secured by collateral in the facility. Funding availability will be limited to compliance with a borrowing base and facility covenants. As of June 30, 2006, $11.6 million was outstanding with this facility and the Company was in compliance with the financial covenants set forth in the loan agreement.
On May 4, 2006, the Company closed on a $30 million Junior Subordinated Note Offering. The term of the note is thirty years and can be retired after five years with no penalty. The rate is fixed at 9.72% the first five years and Libor plus 420 basis points for the remaining twenty five years. As of June 30, 2006 we were in compliance with the financial covenants.
From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of June 30, 2006, the annual rate of interest on these facilities ranged from 7.2% to 16%. At June 30, 2006, we had approximately $75.1 million outstanding under these subordinate and unsecured facilities. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.
We are considering replacing our credit facilities with one or more larger facilities, which may reduce our aggregate debt financing costs. We would be the borrower and primary obligor under this larger facility or facilities, and we anticipate the indebtedness would be secured, nonrecourse and based on an available borrowing base.
Cash Flow
Net cash used in operating activities was $118.6 million for the six months ended June 30, 2006, as compared to $99.7 million for the six months ended June 30, 2005. The $18.9 million increase is primarily the result of payments made related to accounts payable and accrued liabilities. The majority of the Company’s uses for cash are related to real estate held for development and sale. During the six months ended June 30, 2006, the Company purchased approximately $32.4 million of new real estate. The Company expects to make significant investment in real estate over the foreseeable future.
Net cash used in investing activities was $16.7 million for the six months ended June 30, 2006, as compared to $61,000. The increase is due the Company’s acquisition of Parker Chandler Homes, Inc. and Capitol Homes, Inc.
Net cash provided by financing activities was $115.9 million for the six months ended June 30, 2006 as compared to $102.6 million for the six months ended June 30, 2005. Net cash provided by financing for the six months ended June 30, 2006 included cash proceeds of $18.6 million related to a private placement, $30.0 million related to proceeds from the issuance of junior subordinated debt and $11.6 million related to a newly established credit facility with Wachovia bank. Net proceeds were offset by payments made on borrowings assumed in connection with our acquisition of Parker Chandler Homes, Inc. and Capitol Homes, Inc.
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its consolidated financial statements.
On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, we may be required to consolidate certain investments, that are not variable interest entities, in which we hold a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on our financial statements.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2006 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2005.
Outlook
Our outlook is tempered with caution as conditions the markets we serve have become more challenging in recent months. A number of our markets have been affected by a build-up of new and resale home inventories. Higher interest rates and higher cancellation rates have adversely affected consumer demand for our homes, particularly in markets that have experienced rapid price appreciation or substantial investor activity, or both, in the past few years. As a result, our sales have been adversely affected during the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005. While we expect the current negative trends in the U.S. housing market to continue for the remainder of 2006 and, possibly, into 2007, we anticipate individual markets will normalize at different rates and over different periods of time. In the long run, we believe the underlying fundamentals of strong demographics and job growth continue to support favorable domestic housing demand.
Due to these fundamentals, expectations of an overall healthy U.S. economy and the recently expanded geographical diversity of our homebuilding operations, we remain optimistic about the long-term prospects for our business. In keeping with our current business model of focusing on our core region of the Southeastern United States, we expect that during the remainder of 2006 we will become more selective in the acquisition and retention of land. We also will remain focused on financial management, operational and purchasing efficiencies, cash flow generation and optimizing returns.
As previously announced, our board of directors authorized the repurchase of 1 million shares of common stock. During the first half of 2006, we repurchased 258,400 shares pursuant to this. We expect to continue to repurchase shares from time to time based on our assessment of market conditions and buying opportunities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of June 30, 2006, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $2.6 million in a fiscal year, a significant portion of which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber and concrete, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loans made for the benefit of North Shore. The Company subsequently issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and thereafter, filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005. The Company, as manager of an affiliated entity, set and held a foreclosure sale on March 24, 2006 in which it was the high bidder. However, transfer of title to the property has been delayed pending judicial resolution of a suit filed on March 24, 2006 by the non-affiliated 50% owner of North Shore. On June 30, 2006, the Company, on its own behalf and on behalf of affiliates, filed an additional lawsuit expanding the number of party defendants, demanding equitable relief and demanding $33 million in damages.
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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part I of such Form 10-K, except as follows:
Home prices and sales activities in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia geographic markets have a large impact on our profitability because we conduct substantially all of our business in these markets.
Home prices and sales activities in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia geographic markets have a large impact on our profitability because we conduct substantially all of our business in these markets. Recently these markets have begun to exhibit signs of decreasing consumer demand, and as a result we are experiencing reduced traffic, weakening demand, higher cancellation rates and an over-supply of inventory, similar to what other homebuilders are experiencing. As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives. These economic conditions being experienced throughout the industry will likely continue to impact housing demand for the remainder of 2006 and into 2007. As a result of these conditions, we currently believe there may be a reduction in the number of new contracts compared to 2005 in most of our markets, and that gross margins on new contracts may be negatively impacted in all of our regions. This could adversely affect our results of operations and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 12, 2006, we completed a private placement to certain accredited investors of an aggregate of 2,121,048 shares of our Class A common stock, at a purchase price of $9.43 per share, and warrants to purchase 636,316 shares of Class A common stock with an exercise price of $11.32 per share. We received net proceeds of approximately $18.6 million, which the Company will use for general corporate purposes, including working capital, and to fund new projects and acquisitions of assets and/or companies.
In connection with the private placement we were required to file with the Securities and Exchange Commission, within fifteen days from the closing date, a registration statement covering the resale of the Class A common shares issued and issuable in the offering. The Company was also required to cause the registration statement to go effective within a predetermined amount of time as defined in the Registration Rights Agreement and to exert its “best efforts” to maintain the effectiveness of the registration. The Company is subject to liquidated damages of two percent (2%) per month of the aggregate investment made by the investor with a 10% cap, as to the total liquidated damages, if the Company fails to cause the registration statement to become effective. Upon the registration statement being declared effective, the Company could be subject to the foregoing liquidated damages if it fails to maintain the effectiveness of the registration statement.
JPMorgan Securities, Inc. was the sole placement agent for this private placement and was paid an aggregate fee for acting as placement agents of cash equal to 6% of the proceeds from the sale of the common stock.
We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the recipients was an accredited investor, acquired the securities for investment purposes only and not with a view to distribution and had adequate information about us. The registration statement we filed covering the resale of the securities was declared effective by the Securities and Exchange Commission on July 7, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The 2006 Annual Meeting of Stockholders of the Company was held on June 1, 2006, at which the following matters set forth in the Company’s Proxy Statement dated April 14, 2006, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below. All numbers reported are shares of the Company’s common stock.
1. The nominees listed below were elected directors with the respective votes set forth opposite their names:

Nominee	For	Authority Withheld
Mr. Gregory V. Benson	9,778,018	1,883,118
Mr. Norman D. Chirite	11,507,491	153,645
Mr. Socrates Verses	11,507,091	153,045
Messrs. Benson, Chirite and Verses has been elected for a three-year term expiring in 2009. Christopher Clemente and A. Clayton Perfall are in the class of directors whose terms will expire in 2007 and David M. Guernsey, James A. MacCutcheon and Robert P. Pincus are in the class of directors whose terms will expire in 2008.
2. The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of our Company for the fiscal year ending December 31, 2006 was ratified with 11,601,820 votes for the proposal, 54,127 votes against and 5,125 votes abstaining.

ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to the Registrant’s Amendment No. 6 to the Registration Statement on Form S-1 filed with the Commission on December 9, 2004 (No. 333-118193)

10.1	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006

10.2	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006

10.3	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006

10.4	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.
Date: August 9, 2006	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer