Form 10-Q
period 2006-09-30
Comstock Homebuilding Companies, Inc.
filed 2006-11-09
CIK 1299969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-32375

Comstock Homebuilding Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1164345

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11465 Sunset Hills Road
5th Floor
Reston, Virginia 20190
(703) 883-1700
(Address including zip code, and telephone number, including area code, of principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 6, 2006, 13,401,838 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$10,840	$42,167
Restricted cash	16,330	10,800
Receivables	3,906	6,365
Note receivables	—	1,250
Due from related parties	3,567	2,899
Real estate held for development and sale	509,692	263,802
Inventory not owned — variable interest entities	54,666	89,890
Property, plant and equipment	2,071	605
Investment in real estate partnerships	(101)	(35)
Deferred income tax (net)	—	2,545
Other assets	17,535	11,031

TOTAL ASSETS	$618,506	$431,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$66,668	$59,131
Due to related parties	40	40
Obligations related to inventory not owned	52,032	83,015
Notes payable	310,274	142,994
Junior subordinated debt	30,000	—
Notes payable—related parties	663	663
Deferred income tax (net)	6,216	—

TOTAL LIABILITIES	465,893	285,843

Commitments and contingencies (Note 15 )

Minority interest	414	400

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 14,231,822 and 11,532,442 issued and outstanding	142	115
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	147,633	126,461
Treasury Stock, at cost (391,400 Class A Common Stock)	(2,439)	—
Retained earnings	6,836	18,473

TOTAL SHAREHOLDERS’ EQUITY	152,199	145,076

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$618,506	$431,319

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Sale of real estate—Homes	$30,367	$72,409	$117,083	$140,473
Other revenue	4,913	6,028	5,489	6,604

Total revenue	35,280	78,437	122,572	147,077

Expenses
Cost of sales of real estate	28,290	50,838	96,746	98,087
Cost of sales of other	4,994	3,118	5,024	3,138
Impairments and write-offs	1,802	0	14,717	0
Selling, general and administrative	9,903	6,562	25,978	17,222

Operating (loss) income	(9,709)	17,919	(19,893)	28,630
Other (income) expense, net	(330)	(463)	(918)	(653)

(Loss) Income before minority interest and equity in earnings of real estate partnerships	(9,379)	18,382	(18,975)	29,283
Minority interest	12	6	17	14

Income before equity in earnings (loss) of real estate partnerships	(9,391)	18,376	(18,992)	29,269
Equity in earnings of real estate partnerships	(13)	48	(66)	82

Total pre tax (loss) income	(9,404)	18,424	(19,058)	29,351
Income taxes (benefit) provision	(3,650)	6,941	(7,421)	10,993

Net (loss) income	$(5,754)	$11,483	$(11,637)	$18,358

Basic earnings (loss) per share	$(0.36)	$0.82	$(0.78)	$1.47

Basic weighted average shares outstanding	15,804	13,987	14,946	12,491

Diluted earnings (loss) per share	$(0.36)	$0.81	$(0.78)	$1.45

Diluted weighted average shares outstanding	15,804	14,168	14,946	12,653

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(11,637)	$18,358
Adjustment to reconcile net (loss) income to net cash used in operating activities

Amortization and depreciation	551	125
Write-down of land, deposits and pre-acquisition costs	14,716	—
Loss on disposal of assets	—	9
Minority interest	17	14
Equity in (earnings) loss of real estate partnerships	66	(82)
Distributions from investment in real estate partnerships	—	164
Amortization of stock compensation	2,523	1,749
Deferred income tax	(6,983)	(422)
Changes in operating assets and liabilities:
Restricted cash	(5,530)	(5,647)
Receivables	4,242	(7,088)
Due from related parties	(668)	(1,871)
Real estate held for development and sale	(133,869)	(155,668)
Other assets	(1,571)	(3,765)
Accounts payable and accrued liabilities	(5,723)	23,555
Income tax payable	—	3,656
Due to related parties	—	(108)

Net cash (used in) provided by operating activities	(143,866)	(127,021)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,609)	(167)
Distributions of capital from investments in real estate partnerships	—	1,000
Business acquisitions, net of cash acquired	(15,491)	—

Net cash used in investing activities	(17,100)	833

Cash flows from financing activities:
Proceeds from notes payable	211,577	182,666
Proceeds from junior subordinated debt	30,000	—
Proceeds from related party notes payable	—	444
Payments on notes payable	(128,172)	(93,346)
Payments on related party notes payable	—	(8,125)
Contribution from minority shareholders	—	87
Payment of distribution payable	—	(9,450)
Distributions paid to minority shareholders	(3)	(2,409)
Distributions paid to shareholders	—	—
Proceeds from shares issued under employee stock purchase plan	114	81
Purchase of treasury stock	(2,438)	—
Net proceeds from equity offerings	18,561	52,810

Net cash provided by financing activities	129,639	122,758

Net decrease in cash and cash equivalents	(31,327)	(3,430)
Cash and cash equivalents, beginning of period	42,167	67,559

Cash and cash equivalents, end of period	$10,840	$64,129

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. ORGANIZATION AND BASIS OF PRESENTATION
Comstock Homebuilding Companies, Inc. (the “Company”) was incorporated on May 24, 2004 as a Delaware corporation.
Our common stock is traded on the NASDAQ National Market under the symbol “CHCI.” We have no public trading history prior to December 17, 2004.
The consolidated financial statements and notes of the Company as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2005 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.
The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statement of operations for the three and nine months ended September 30, 2006 is not necessarily indicative of the results to be expected for the full year.
We engage in the business of residential land development, production home building, high-rise condominium development, condominium conversion and land sales in the greater Washington, D.C., Raleigh, North Carolina, Charlotte, North Carolina, Myrtle Beach, South Carolina and Atlanta, Georgia markets. Our business was founded in 1985 by Christopher Clemente, our Chairman and Chief Executive Officer, as a residential land developer and home builder focused on land development and semi-custom homebuilding in the Northern Virginia suburbs of Washington, D.C. In 1992, we repositioned ourselves as a finished-lot-option production home builder focused on moderately priced homes in areas where we could more readily purchase finished building lots through option contracts. In 1997, we entered the Raleigh, North Carolina market. In the late 1990s we began entitling and developing land once again and in the early 2000s we became active in development and construction of mixed-use and urban fill-in projects in the greater Washington, D.C. area. In all of our markets we focus on middle-market products for first-time, early move-up and first move-down home buyers. In January 2006, we completed the acquisition of Parker Chandler Homes, Inc. and expanded into the Atlanta, Georgia; Charlotte, North Carolina and Myrtle Beach, South Carolina areas. In May 2006, we completed the acquisition of Capitol Homes, Inc. which expanded our existing presence in Raleigh, North Carolina.
For purposes of identification and description, we are referred to as the “Predecessor” for the period prior to our Initial Public Offering, or IPO in December 2004, the Company for the period subsequent to the IPO, and “we,” “us,” and “our” for both periods.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect of SFAS No. 157 on its consolidated financial statements.
In June, 2006, the FASB issued FAS Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 reflects the benefit recognition approach where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN 48 on its consolidated financial statements.
On June 29, 2005, the Emerging Issues Tax Force (“EITF”) reached a consensus on EITF issue No. 04-05, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, we may be required to consolidate certain investments that are not variable interest entities, in which we hold a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on our financial statements.
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
Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to the estimated fair value is recorded when the carrying value of the property exceeds its estimated fair value. These evaluations are made on a property-by-property basis. The Company assesses the impairment of real estate assets whenever events or changes in circumstances indicate that the net book value may not be recoverable.
During 2006, the Company continued to experience a slowdown in demand for homes at several of the Company’s communities. This slowdown in demand resulted in low overall sales volume, reduced selling prices, cost overruns and increases in concessions being offered to our customers. Where deemed appropriate, the Company evaluated its projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in impairment charges of $1,800 and $11,300 for the three and nine months ended September 30, 2006, respectively. The impairment charge was calculated using a discounted cash flow analysis model which is dependent on several subjective factors, including the selection of an appropriate discount rate, estimated future selling prices, estimated costs and estimated absorption rates. The estimates used by the Company are based on the best available information at the time the estimates are made. Adverse changes to these estimates in future periods could cause additional impairment amounts to be recorded.
Real estate held for development and sale consists of the following:

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
Land and land development costs	$256,140	$119,530
Cost of construction (including capitalized interest and real estate taxes and excluding underlying land costs)	253,552	144,272

	$509,692	$263,802

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
The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of FIN 46-R, Consolidation of Variable Interest Entities. This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holders’ returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which the Company enters into fixed price purchase agreements for possible consolidation by the Company under FIN 46-R. This requires the Company to compute expected losses and expected residual returns based on the probability of future cash flows as outlined in FIN 46-R. This calculation requires substantial management judgments and estimates. In addition, because the Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land, the Company does not have the ability to compel these development entities to provide financial or other data to assist the Company in the performance of the primary beneficiary evaluation.
The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of some of those entities. As a result, at December 31, 2005, the Company has consolidated five entities in the accompanying consolidated balance sheet. The effect of the consolidation at December 31, 2005 was the inclusion of $89,890 in “Inventory not owned—variable interest entities” with a corresponding inclusion of $83,015 (net of land deposits paid of $6,875) to “Obligations related to inventory not owned.” During the nine months ended September 30, 2006, the Company consolidated nine entities in the accompanying consolidated balance sheet. The effect of the consolidation at September 30, 2006 was the inclusion of $54,666 in “Inventory not owned—variable interest entities” with a corresponding inclusion of $52,032 (net of land deposits paid of $2,634) to “Obligations related to inventory not owned.” Creditors, if any, of these variable interest entities have no recourse against the Company.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
5. WARRANTY RESERVES
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
The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$1,556	$945	$1,206	$916
Additions	200	291	1,014	600
Releases and/or charges incurred	(297)	(155)	(761)	(435)

Balance at end of period	$1,459	$1,081	$1,459	$1,081

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
The following table is a summary of interest incurred and capitalized:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total interest incurred	$7,541	$3,062	$19,161	$8,824

Beginning interest capitalized	20,839	8,009	11,590	4,524
Plus: Interest incurred on notes payable	7,521	3,001	19,093	8,097
Plus: Interest incurred on related party notes payable	20	20	60	289
Less: Interest expensed as a component of cost of sales	(1,569)	(1,646)	(3,932)	(3,526)

Ending interest capitalized	$26,811	$9,384	$26,811	$9,384

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
7. EARNINGS PER SHARE
The following weighted average shares and share equivalents, using the treasury stock method, are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings per share
Net income	$(5,754)	$11,483	$(11,637)	$18,358

Basic weighted-average shares outstanding	15,804	13,987	14,946	12,491

Per share amounts	$(0.36)	$0.82	$(0.78)	$1.47

Dilutive earnings per share
Net income	$(5,754)	$11,483	$(11,637)	$18,358

Basic weighted-average shares outstanding	15,804	13,987	14,946	12,491

Stock options and restricted stock grants	—	181	—	162

Dilutive weighted-average shares outstanding	15,804	14,168	14,946	12,653

Per share amounts	$(0.36)	$0.81	$(0.78)	$1.45

During the three and nine months ended September 30, 2006, 109,953 and 200,229 shares were excluded from the diluted shares outstanding because inclusion would have been anti-dilutive.
Comprehensive income
For the three and nine months ended September 30, 2006 and 2005, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying combined consolidated financial statements.
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
On June 28, 2005 the Company received a capital call from North Shore in the amount of $719 so that North Shore may comply with certain debt repayments. Because the Company may be obligated to provide future financial support to cover certain debt repayments, the Company, is recording its share of losses incurred by North Shore in the accompanying financial statements in the amount of $(13) and $(27), for the three months ended September 30, 2006 and 2005 respectively. The Company’s share of losses was $(66) and $(53) for the nine months ended September 30, 2006 and 2005 respectively.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
During the third quarter of 2005, the Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loan made for the benefit of North Shore. The Company finalized the purchase of the loans on or about September 8, 2005, and issued a notice of default under the acquisition and development loan at maturity on September 30, 2005. The Company then filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005 and initiated foreclosure proceedings on or about November 18, 2005. On or about December 22, 2005, the individual guarantor subject to the earlier suit filed a countersuit against two of the officers of the Company who were also individual guarantors under the acquisition and development loan.
The Company has agreed to indemnify these officers. The Company, as manager of an affiliated entity, set and held a foreclosure sale on March 24, 2006 in which it was the highest bidder. However, transfer of title to the property has been delayed pending judicial resolution of a suit filed on March 24, 2006 by the non-affiliated 50% owner of North Shore. On June 30, 2006, the Company, on its own behalf and on behalf of affiliates, filed an additional lawsuit expanding the number of party defendants, demanding equitable relief, and demanding $33,000 in damages.
As of September 30, 2006, the Company carried the following amounts in its financial statements related to North Shore:

Investment in real estate partnerships	$(101)
Development and construction loan receivable	$3,365
The Company has evaluated the carrying value of its investment in and receivables from North Shore. At this time, the Company does not believe an impairment reserve is warranted. However, it is possible this may change in future periods. In addition, based on results of negotiations, the Company may, in the future be required to consolidate the North Shore entity.
9. ACQUISITIONS
On January 19, 2006, the Company acquired all of the issued and outstanding capital stock of Parker Chandler Homes, Inc., a homebuilder in the Atlanta, Georgia metropolitan market, for cash purchase price of $10,400 (including transaction costs) and the assumption of $63,800 in liabilities. The results of Parker Chandler Homes are included in the accompanying financial statements from the period January 19, 2006 to September 30, 2006. The Company accounted for this transaction in accordance with SFAS No. 141, “Business Combinations.”
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
On May 5, 2006, the Company acquired all of the issued and outstanding capital stock of Capitol Homes, Inc., a homebuilder in North Carolina, for a cash purchase price of $7,500 (including transaction costs) and the assumption of $20,600 in liabilities. The results of Capitol Homes are included in the accompanying financial statements from the period May 5, 2006 to September 30, 2006. The Company accounted for this transaction in accordance with SFAS No. 141, “Business Combinations”. Approximately $251 of the purchase price was allocated to intangibles with a weighted average life of 2.7 years. The intangibles are related to the Capitol Homes trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development and sale and land option agreements. There was no goodwill recorded in connection with the initial purchase accounting. However, the Company may be obligated to pay an earn-out in the amount of $2,500 if certain profit margins are achieved over the course of a 3 year period. In the event an earn-out amount becomes payable, it will be recorded as goodwill.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
10. CREDIT FACILITY COVENANTS
The Company currently has several recourse credit facilities with various financial institutions which require the company to maintain certain financial covenants. At September 30, 2006, the Company has approximately $211,100 outstanding under these agreements. Of this amount, approximately $76,500, $37,300, $30,000 and $7,900 represent amounts owed to Bank of America, Wachovia Bank, Kodiak Warehouse, LLC, and Key Bank respectively.
Bank of America
On October 18, 2006 the Company received a purported notice of default from Bank of America with regard to a note with an outstanding amount of $32,700. The notice results from a claim by the lender that the Company failed to make a $2,700 cash payment which the lender asserted was due on September 30, 2006. The Company has informed the lender that it is disputing the validity of the demand and subsequent notice and of its intent to compel arbitration to resolve the dispute. On October 24, 2006 the Company received a 30-day stand-still agreement from the lender with respect to the notice of default, in which the lender agreed not to take any action prior to November 24, 2006, to enforce any remedies that may be available to it under the relevant loan documents or at law, including any possible cross-defaults, with respect to the notice of default issued.
In addition, as of September 30, 2006, the Company has $10,000 outstanding to Bank of America under an unsecured credit agreement. The note matures in full on November 22, 2006.
The Company also has a $26,000 note outstanding with Bank of America, which matured on October 31, 2006. The Company is currently negotiating an extension to that maturity.
On November 3, 2006 the Company received a letter from Bank of America expanding the stand-still agreement to cover all loans of the Company with the lender.
Wachovia Bank
The Company has approximately $37,300 outstanding as of September 30, 2006 to Wachovia Bank under a borrowing base revolving credit agreement. The loan is secured by certain projects of the Company in North Carolina and Georgia. Under the terms of the agreement, the Company is required to maintain certain covenants. As of September 30, 2006, the Company was in default of a covenant, in which the Company is required to maintain a specified EBITDA to debt service ratio. The Company is attempting to obtain a waiver for the covenant default.
Kodiak Warehouse, LLC
The Company has $30,000 outstanding as of September 30, 2006, to Kodiak Warehouse, LLC under an unsecured junior subordinated note and indenture. Under the terms of the note and indenture, the Company is required to maintain certain covenants. As of September 30, 2006, the Company is in default of a covenant, in which the Company is required to maintain a specified EBITDA to debt service ratio. The Company is attempting to obtain a waiver for the covenant default.
Key Bank
The Company has $7,900 outstanding as of September 30, 2006, to Key Bank. Under the terms of the loan agreement, the Company is required to maintain certain covenants. As of September 30, 2006 the Company was in default of a covenant, in which the Company is required to maintain a specified EBITDA to debt service ratio. The Company is attempting to obtain a waiver for the covenant default.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Additionally, the Company has approximately $59,400 outstanding with various other lending institutions. Although the Company is in compliance with all specific covenants with these institutions, the lenders may have the right to call these loans in the event the purported default with Bank of America is upheld or other lenders issue notices of default pursuant to the above referenced covenant violations and such defaults are not remedied.
11. INCOME TAX
Income taxes are accounted for under the asset and liability method in accordance with SFAS 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Income Tax provision (benefit) consists of the following as of:

	September 30,	December 31,
	2006	2005

Current:
Federal	$(373)	$15,160
State	(65)	2,885

	(438)	18,045

Deferred:
Federal	(5,875)	(1,417)
State	(1,108)	(262)

	(6,983)	(1,679)

Total Income Tax (Benefit) Expense	$(7,421)	$16,366

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
Deferred tax assets:
Inventory	$—	$2,245
Warranty	530	417
Deferred rent	45	26
Accrued expenses	139	73
Stock based compensation	1,733	790

	2,447	3,552

Less—valuation allowance	(538)	(840)

Net deferred tax assets	1,909	2,712

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
Deferred tax liabilities:
Inventory	(7,958)	—
Investment in Affiliates	(8)	(8)
Depreciation and amortization	(159)	(159)

Net deferred tax liabilities	(8,125)	(168)

Net deferred tax assets (liabilities)	$(6,216)	$2,545

The Company has adequately provided for contingencies related to income taxes in accordance with SFAS No. 5. The Company has also established a valuation allowance of approximately $538 and $840 as of September 30, 2006, and December 31, 2005, related to a deferred tax asset resulting from additional income tax basis in residential real estate development projects. In analyzing the need for the provision of tax contingency reserves and the valuation allowance, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experiences and judgments about potential actions by taxing jurisdictions.
12. RESTRICTED STOCK, STOCK OPTIONS, AND OTHER STOCK PLANS
Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123(R). Prior to December 14, 2004 the Company did not sponsor any stock based plans. Accordingly, no stock based compensation was included for the year ended December 2003.
On December 14, 2004, the Company adopted the 2004 Long-Term Compensation Plan (the “Plan”). The Plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. Any shares issued under the Plan vest typically over service periods that range from one to five years. Stock options issued under the Plan expire 10 years from the date they are granted.
The Plan provided for an initial authorization of 1,550,000 shares of Class A Common stock for issuance thereunder, plus an additional annual authorization in the amount of 337,757 effective January 1, 2006.
The following equity awards were outstanding at September 30, 2006:

Stock options	213,993
Restricted stock grants	835,690

Total outstanding equity awards	1,049,683
On September 30, 2006 the following amounts were available for issuance under the plan:

Shares available for issuance at January 1, 2006	1,050,231
Adjustments:
Additional shares added to plan	337,757
Restricted stock grants — Issued	(812,328)
Shares issued under employee stock purchase plan	(13,315)
Restricted stock grants — Forfeitures	236,231

Shares available for issuance at September 30, 2006	798,576

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
At September 30, 2006 the Company had 213,993 options outstanding with a weighted average exercise price of $19.94. There was no stock option activity for the nine months ended September 30, 2006 and there were no options which were fully vested as of September 30, 2006.
A summary of the Company’s restricted share activity is presented below:

		Weighted
		average fair
		value at date of
	Shares	grant
Restricted shares outstanding at December 31, 2005	273,891	$16.46
Granted	805,039	11.10
Shares issued	(7,009)	24.15
Vested	—
Forefeited	(236,231)	14.19

Restricted shares outstanding at September 30, 2006	835,690	$11.67

As of September 30, 2006, there was $5,826 of total unrecognized compensation cost related to non-vested restricted stock issuances granted under the Plan, which is expected to be recognized over a weighted-average period of 3.64 years.
Total compensation expense for share based payment arrangements for the three months ended September 30, 2006 and 2005 was $977 and $663 respectively, of which $91 and $106 was capitalized to real estate held for development and sale. Total compensation expense for share based payment arrangements for the nine months ended September 30, 2006 and 2005 was $2,523 and $1,725 respectively, of which $254 and $319 was capitalized to real estate held for development and sale.
The total deferred tax benefit related to stock compensation, recorded on the balance sheet as of September 30, 2006 and December 31, 2005 amounted to $1,733 and $790, respectively.
In accordance with SFAS 123(R), the Company is required to establish a deferred tax asset related to stock awards based on the fair value of the award at date of grant. At the time the award is vested, the realized tax benefit as a result of the fair value on the date on grant will most likely be different as compared to the amount recorded on the financial statements, which will result in excess tax benefits or unrealized tax benefits. SFAS 123(R) requires that excess tax benefits be recognized as an addition to capital surplus and that unrealized tax benefits be recognized as income tax expense unless there are excess tax benefits from previous equity awards to which it can be offset. Because the Company had no issuances of stock awards prior to the adoption of SFAS 123(R), the Company does not have any eligible excess tax benefits that are available to offset future tax shortfalls.
The Company has approximately 140,222 stock grants which are expected to vest at December 31, 2006 with an average fair value at date of issuance of $16.08 per share. Based on the closing stock price of $5.40 at October 24, 2006, the Company’s effective tax rate, and the assumption that our stock price at December 31, 2006 would equal that value, the Company would be required to take an additional charge to income tax expense in the amount of $582. Actual amount of charges will depend on the actual closing stock price at December 31, 2006.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.
13. PRIVATE PLACEMENT
On May 12, 2006 (the “Closing Date”), the Company completed a private placement (the “PIPE”) to institutional and other accredited investors of 2,121,048 shares of Class A common stock and warrants exercisable into 636,316 shares of Class A common stock. The Company sold the securities for $9.43 per share for total proceeds of approximately $20,000 and net proceeds of approximately $18,700. The per share price of $9.43 represented a premium of approximately 14.6% to the closing price of the Company’s common stock on the date the purchase was completed. The net proceeds were used for general corporate purposes. The warrants issued in connection with the PIPE were five-year warrants exercisable at any time after November 10, 2006 with an exercise price of $11.32 per share.
In accordance with the terms of the PIPE, the Company was required to file with the Securities and Exchange Commission, within fifteen days from the Closing Date, a registration statement covering the common shares and issued and issuable in the PIPE. The Company was also required to cause the registration statement to go effective within a predetermined amount of time as defined in the Registration Rights Agreements and to exert its “best efforts” to maintain the effectiveness of the registration. The Company is subject to liquidated damages of 2% per month of the aggregate investment made by the investor with a 10% cap, as to the total liquidated damages, if the Company fails to cause the registration statement to become effective. Upon the registration statement being declared effective, the Company could be subject to the foregoing liquidated damages if it fails to maintain the effectiveness of the registration statement. The Securities and Exchange Commission declared the registration statement effective on July 7, 2006.
Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants issued under the PIPE have been reported as equity instruments because the liquidated damages, which are capped at 10%, reasonable represent the difference between the value of a registered share and an unregistered share of the Company’s common stock.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
14. STOCK REPURCHASE PROGRAM
In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s Class A Common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the three months ended September 30, 2006, the Company repurchased and aggregate of 133,000 shares of Class A common stock for a total of $575 or $4.32 per share. For the nine months ended September 30, 2006, the Company repurchased an aggregate of 391,000 shares of Class A common stock for a total of $2,439 or $6.23 per share. The Company has no other repurchase programs at this time.
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
On August 11, 2005, the Company was served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147,000 project loan for the Eclipse at Potomac Yard project. The claim in the base amount of $2,000 plus interest and costs is based on breach of contract and equitable remedies of unjust enrichment and quantum meruit. The claims have been denied by the Company.
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
Letters of credit and performance bonds
The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At September 30, 2006 the Company has outstanding $5,042 in letters of credit and $18,139 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.
Operating leases
The Company leases office space under non-cancelable operating leases. Future minimum annual lease payments under these leases at September 30, 2006 approximate:

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Year Ended	Amount

2006	$307
2007	1,231
2008	1,120
2009	903
2010	164
Thereafter	5
Operating lease rental expense aggregated $815 and $492, respectively, for nine months ended September 30, 2006 and 2005.
16. RELATED PARTY TRANSACTIONS
In June 2002, the Predecessor entered into a promissory note agreement with TCG Fund I, LC to fund development projects. TCG Fund I, LC, is a related party in which the Company has an equity investment. The promissory note agreement allows for the Company to borrow up to $4,000. The note which had interest at 12% per annum was paid in full during June 2005.
In September 2004, the Predecessor entered into a promissory note agreement with TCG Fund II, LC to fund development projects. TCG Fund II, LC is a affiliate which the company manages as a non-member. The promissory note agreement allows the Company to borrow up to $10,000. The note which had interest at 12% per annum was paid in full during November 2005.
In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C., an affiliate of our Predecessor in which executive officers of the Company Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, Dwight Schar, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. For nine months ended September 30, 2004, total payments made under this lease agreement were $231. On September 30, 2004, the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity wholly owned by Christopher Clemente. Total payments made under this lease agreement were $142 as of December 31, 2004. On August 1, 2005, the lease agreement was amended for an additional 8.4 square feet. For the three months ended September 30, 2006 and 2005 total payments made under this lease agreement were $185 and $131, respectively. During nine months ended September 30, 2006 and 2005, total payments were $558 and $408, respectively.
In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, Louis Clemente, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at two of the Company’s developments. The Company paid $5,038 and $7,800 to this construction company during the nine months ended September 30, 2006 and 2005, respectively.
Christopher Clemente’s mother-in-law and Gary Martin (formerly one of the Company’s directors) each invested $100 as minority shareholders in one of our subsidiaries, respectively, the parents of Bruce Labovitz loaned approximately $300 to another of our subsidiaries. During the first quarter of 2005, the Company repurchased the minority shareholders’ interests referenced above for an approximate purchase price of $136. In April 2005, the Company paid the $300 loan in full.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution that was developed by I-Connect along with any improvements made thereto by the Company remained the property of I-Connect. For the three months ended September 30, 2006 and 2005, the Company paid $112 and $101, respectively, to I-Connect. During the nine months ended September 30, 2006 and 2005, the Company paid $368 and $361, respectively, to I-Connect.
In October 2004, the Predecessor entered into an agreement with Comstock Asset Management, L.C. (CAM), where CAM assigned the Company first refusal rights to purchase a portion of their Loudoun Station Properties. In partial consideration for the performance of which the Company would provide management services for a fee of $20 per month. For the three months ended September 30, 2006 and 2005 the Company recorded $60 in revenue. At September 30, 2006 and 2005 the Company recorded a receivable for $0 and $20, respectively, from this entity. During the nine months ended September 30, 2006 and 2005 the Company recorded $180 in revenue and no outstanding receivable.
In addition, the Company, in November 2004, entered into an agreement with Comstock Asset Management to sell certain retail condominium units at Potomac Yard for a total purchase price of $14,500. In connection with this sale, the Company received a non-refundable deposit of $8,000 upon execution of the agreement. The agreement was modified in 2005, which reduced the deposit amount to $6,000. During the three months ended September 30, 2006 the Company incurred $40 in costs associated with the retail units which will be reimbursed by Comstock Asset Management.
During the nine months ended September 30, 2006 and 2005, the Company provided bookkeeping services to related party entities at no charge.
In August 2004, the Predecessor entered into a $2,400 promissory note agreement with Belmont Models I, L.L.C., an unrelated entity managed by Investors Management. The note bears an interest rate of 12%, which is payable monthly and originally matured in August 2006. However the company has exercised its right to a three-month extension, and therefore the new maturity date is November 5, 2006. In March 2004, the Company sold four condominium units to Belmont Models I, L.C. under a sale and leaseback arrangement. The four condominium units were delivered for a total purchase price of $2,000 and leased back at a rate of $20 per month. The Company expects the lease to continue for a period of twenty-four months and has extension options available at its discretion. As a result of the deliveries, the promissory note was reduced by the total purchase price. For the nine months ended September 30, 2006 and year ended December 31, 2005 the Company owed $663. Accrued interest on this note totaled $7, $7 and $6, respectively, as of nine months ended September 30, 2006 and 2005 and year ended December 31, 2005.
During the nine months ended September 30, 2006 and 2005, the Company entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us. Sales of homes to employees for investment purposes are conducted at market prices.
In September 2005, Comstock Foundation, Inc., was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five-person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. The Company also provides bookkeeping services to Comstock Foundation at no charge. During the nine months ended September 30, 2006, the Company donated $50 to Comstock Foundation.
17. SUBSEQUENT EVENTS
     As described in Note 10 to the financial statements, the Company is in default of several covenants under various credit facilities and it is in the process of negotiating to secure waivers from the lender.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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
This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia real estate and home building markets; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2005. Our actual results could differ materially from these projected or suggested by the forward-looking statements.
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
The following tables summarize certain information related to new orders, settlements, and backlog for the three and nine month period ended September 30, 2006 and 2005:

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
New orders	93	117	468	523
New order revenues	$26,299	$34,423	$139,949	$197,760
Average new order price	$283	$294	$299	$378

Settlements	110	202	387	403
Settlement revenue - Homebuilding	$30,367	$72,409	$117,083	$140,473
Average settlement price	$276	$358	$303	$349

Backlog units	550	567	550	567
Backlog	$211,261	$231,833	$211,261	$231,833
Average backlog price	$384	$409	$384	$409
At September 30, 2006, we either owned or controlled under option agreements or non-binding letters of intent approximately 6,430 building lots including non-consolidating joint ventures in which we are the manager. We currently have communities under development in multiple counties throughout the markets we serve. The following chart summarizes certain information for our current and planned communities as of September 30, 2006:

	As of September 30, 2006
						Lots under	Average New
		Estimated			Lots	Option	Order
		Units at			Owned	Agreement	Revenue to
Project	State	Completion	Units Settled	Backlog(2)	Unsold	Unsold	Date

Status: Active(1)
Allen Creek	GA	26	17	1	8	—	$210,322
Arcanum	GA	34	7	4	23	—	$403,508
Brentwood Estates	GA	32	11	3	2	16	$138,294
Falling Water	GA	23	6	4	13	—	$429,565
Gates of Luberon	GA	32	1	1	30	—	$392,000
Glenn Ivey	GA	107	5	6	20	76	$227,017
Highland Station	GA	105	15	10	80	—	$296,043
Maristone	GA	40	—	—	40	—	—
Senators Ridge	GA	60	11	6	43	0	$239,748
Traditions	GA	4	—	—	4	—	—

Sub-Total / Weighted Average(4):		463	73	35	263	92	$270,263

Emerald Farm	MD	84	75	1	8	—	$456,614

Sub-Total/Weighted Average:		84	75	1	8	—	$456,614

Allyn’s Landing	NC	117	30	18	68	1	$227,263
Brookefield Station	NC	130	—	—	—	130	—
Carpenter Pointe	NC	5	3	—	2	—	$149,967
Deerfield	NC	1	1	—	—	—	$90,000
Haddon Hall	NC	90	—	—	90	—	—
Kelton at Preston	NC	56	35	5	16	—	$309,061
North Farms	NC	138	18	7	—	113	$179,593

Pine Hollow	NC	10	2	—	—	8	$174,363
Providence-SF	NC	148	—	—	34	114	—

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	As of September 30, 2006
						Lots under	Average New
		Estimated			Lots	Option	Order
		Units at			Owned	Agreement	Revenue to
Project	State	Completion	Units Settled	Backlog(2)	Unsold	Unsold	Date

Riverbrooke	NC	66	23	5	11	27	$167,424
Strathaven	NC	6	2	1	0	3	$395,868

Wakefield Plantation	NC	77	40	1	16	20	$496,120
Wheatleigh Preserve	NC	28	3	9	16	—	$281,073

Sub-Total / Weighted Average:		872	157	46	253	416	$286,890

Barrington Park	VA	148	—	9	139	—	$327,170
Beacon Park at Belmont Bay 8&9	VA	600	—	—	112	488	—
Blooms Mill Carriage	VA	91	91	—	—	—	$453,642
Carter Lake	VA	258	—	—	258	—	—
Commons at Bellemeade	VA	316	55	2	259	—	$221,442
Commons on Potomac Sq (3)	VA	192	25	15	152	—	$259,575
Commons on Williams Sq	VA	180	93	6	81	—	$352,357
Countryside	VA	102	67	2	33	—	$285,829
Penderbrook	VA	424	230	1	193	—	$255,835
River Club at Belmont Bay 5	VA	84	78	2	4	—	$451,475
The Eclipse on Center Park	VA	465	—	412	53	—	$410,852
Woodlands at Round Hill	VA	46	23	1	22	—	$756,057

Sub-Total / Weighted Average:		2,906	662	450	1,306	488	$363,731

Total Active		4,325	967	532	1,830	996	n/a

Status: Pre-development & Development
East Capitol	DC	130	—	—	130	—	n/a

Sub-Total:		130	—	—	130	—

Cedars Road	GA	109	—	—	—	109	n/a
Highland Avenue	GA	30	—	—	30	—	n/a
James Road	GA	50	—	—	50	—	n/a
Kelly Mill Road	GA	28	—	—	—	28	n/a
McGinnis Ferry SF	GA	48	—	—	—	48	n/a
Post Road	GA	59	—	—	59	—	n/a
Post Road II	GA	54	—	—	—	54	n/a
Settingdown Circle	GA	172	—	—	172	—	n/a
Shiloh Road	GA	61	—	—	61	—	n/a
Tribble Lakes	GA	200	—	—	200	—	n/a
Wyngate	GA	31	—	—	—	31	n/a

Sub-Total:		842	—	—	572	270

Boyce Road	NC	33	—	—	—	33	n/a
Cleveland Springs	NC	88	—	—	—	88	n/a
Holland Road	NC	81	—	18	63	—	n/a
Lakeshore Hills	NC	34	—	—	—	34	n/a
Massey Preserve	NC	297	—	—	185	112	n/a
Providence-TH	NC	80	—	—	—	80	n/a
Stowe Road	NC	110	—	—	—	110	n/a

Sub-Total:		723	—	18	248	457

Aldie Singles	VA	15	—	—	—	15	n/a

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	As of September 30, 2006
						Lots under	Average New
		Estimated			Lots	Option	Order
		Units at			Owned	Agreement	Revenue to
Project	State	Completion	Units Settled	Backlog(2)	Unsold	Unsold	Date

Blake Crossing	VA	130	—	—	130	—	n/a
Brandy Station	VA	350	—	—	—	350	n/a
Loudoun Station Condominiums	VA	484	—	—	—	484	n/a
Station View	VA	47	—	—	47	—	n/a

Sub-Total:		1,026	—	—	177	849

Total Development		2,721	—	18	1,127	1,576	n/a

Total Active & Development		7,046	967	550	2,957	2,572	n/a

Status: Joint Venture
North Shore Condominiums	NC	196	—	7	189	—	$286,361
North Shore Townhomes	NC	163	33	7	123	—	$239,107

Total Joint Venture		359	33	14	312	—	n/a

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales. “Completed” communities have settled all units during the three months ended September 30, 2006.

(2)	“Backlog” means we have an executed order with a buyer, inclusive of lot sales, but the settlement has not yet taken place.

(3)	Includes 38 affordable dwelling units, “ADUs,” which sales prices will be mandated by the respective county government.

(4)	“Weighted Average” means the weighted average new order sale price.
Results of Operations
Three and nine months ended September 30, 2006 compared to three and nine months ended September 30, 2005
Orders and Backlog
New orders for the three months ended September 30, 2006 decreased $8.1 million, or 23.5%, to $26.3 million on 93 homes, as compared to $34.4 million on 117 homes for the three months ended September 30, 2005. For the nine months ended September 30, 2006 new orders decreased $57.9 million, or 29.3% to $139.9 million on 468 homes as compared to $197.8 million on 523 homes for the nine months ended September 30, 2005. The average sales price per new order for the three months ended September 30, 2006 decreased by $11,000 to $283,000, or 3.7% as compared to $294,000 for the same period in 2005. The average sales price per new order for the nine months ended September 30, 2006 decreased $79,000 to $299,000, or 20.9% as compared to $378,000 for the nine months ended September 30, 2005. The decrease in new orders and average new order revenue is attributable to weaker market conditions in which we are experiencing reduced demand, the offering of increased price reductions and a general shift in product mix from higher priced single family and town homes to lower priced condominiums, single family, and town homes.
Our backlog at September 30, 2006 decreased by $20.5 million, or 8.8%, to $211.3 million on 550 homes as compared to our backlog at September 30, 2005 of $231.8 million on 567 homes. Average revenue per backlog unit decreased by $25,000 to $384,000, or 6.1%, from $409,000. The decrease in backlog is primarily due to weaker market conditions and the shift in product mix from higher priced single family and town homes to lower priced condominiums (including condominium conversions), single family, and town homes. Our backlog at September 30, 2006 includes 412 units totaling $169.3 million at our Eclipse at Center Park (Potomac Yard) project for an average of $411,000 per unit. Exclusive of The Eclipse, our average revenue per backlog unit was $304,000.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Revenues
The number of homes delivered for the three months ended September 30, 2006 decreased by 45.5% to 110 from 202 homes for the three months ended September 30, 2005. The number of homes delivered for the nine months ended September 30, 2006 decreased by 4.0% to 387 from 403 homes for the nine months ended September 30, 2005.
Average revenue per home delivered decreased by approximately $82,000 to $276,000 for the three months ended September 30, 2006 as compared to $358,000 for the three months ended September 30, 2005. Average revenue per home delivered decreased by approximately $46,000 to $303,000 for the nine months ended September 30, 2006 as compared to $349,000 for the nine months ended September 30, 2005. The decrease in revenue is primarily due to a decrease in base housing prices, during the first nine months of 2006, as a result of weaker demand arising from current market conditions and a shift in product mix from higher-priced single family and town homes to lower-priced condominiums (including condominium conversions), single family, and town homes.
Homebuilding revenues decreased by $42.0 million, or 58.0%, to $30.4 million for the three months ended September 30, 2006 as compared to $72.4 million for the three months ended September 30, 2005. Homebuilding revenues decreased by $23.4 million, or 16.7%, to $117.1 million for the nine months ended September 30, 2006 as compared to $140.5 million for the nine months ended September 30, 2005. The decrease in revenue is primarily due to a decrease in base housing prices, during the first nine months of 2006, as a result of weaker demand arising from current market conditions and a shift in product mix from higher-priced single family and town homes to lower-priced condominiums (including condominium conversions), single family, and town homes.
Other Revenue
Other revenue for the three months ended September 30, 2006 decreased by $1.1 million to $4.9 million, as compared to $6.0 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, other revenue decreased by approximately $1.1 million to $5.5 million, as compared to $6.6 million for the nine months ended September 30, 2005. The decrease is attributable to higher land sales in 2005 as compared to 2006. For the three and nine months ended September 30, 2006, the Company recorded approximately $4.8 million in land sales at Carolina Waterway in Myrtle Beach and at Traditions of Braselton in Atlanta, as compared to $5.7 million at the Woodlands of Round Hill in Loudoun County, Virginia, for the three and nine months ended September 30, 2006. In addition to land sales, other revenue includes revenue from the Company’s Settlement Title Services division, revenue from a mortgage marketing alliance and management fees received from Comstock Asset Management L.C. (as discussed in Note 16 to the accompanying financial statements).
Cost of sales
Cost of sales for the three months ended September 30, 2006 decreased by $22.5 million, or 44.3%, to $28.3 million, or 93.1% of homebuilding revenue, as compared to $50.8 million, or 70.2% of homebuilding revenue, for the three months ended September 30, 2006. For the nine months ended September 30, 2006 cost of sales decreased by $1.4 million, or 1.4% to $96.7 million, or 82.6 % of revenue, as compared to $98.1 million or 69.8% of revenue for the nine months ended September 30, 2005. The 22.9 and 12.8 percentage point increase in cost of sales, as a percentage of revenue, for the three and nine months ended September 30, 2006 respectively, is the result of pricing concessions and increases in material and labor costs. Due to weakening market conditions, we have also extended the sales cycle of many of our projects, which in turn has increased the cost per unit by increasing the amount of real estate tax, interest and capitalized overhead. In addition, during the three and nine months ended September 30, 2006, we have experienced increases in cost of sales, as a percentage of revenue, as a result of purchase price allocations to the carrying value of acquired real estate from our recent acquisition of Parker Chandler Homes Inc. and Capitol Homes Inc. Due to the factors stated above, the Company expects costs of sales as a percentage of revenue to continue to face additional upward pressure until general market conditions improve, costs of materials moderate and new inventory is acquired.
Impairments and write-offs
As discussed in Note 3 in the accompanying notes to the financial statements, the Company, for the three months ended September 30, 2006, recorded an impairment charge of approximately $1.8 million. The impairment charges are related to two projects located in the Atlanta market and two in the North Carolina market. For the nine months ended September 30, 2006 the company recorded impairment charges of $11.3 million and wrote-off $3.4 million related to deposits on option contacts, value assigned to option contracts and related feasibility costs.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Based on current market conditions and managements estimates for the future, the Company believes there are no additional impairments warranted at this time. However, if market conditions continue to deteriorate or actual costs are higher than budgeted, the Company would be required to re-evaluate the recoverability of its real estate held for development and sale and may incur additional impairment charges. Currently, the Company’s condominium conversion projects, located in Virginia, and certain projects which were acquired from the acquisition of Parker Chandler Homes and Capitol Homes, are at risk for future impairments. Due to the slowdown of the condominium market and step-up value assigned as a result of purchase price accounting adjustments, these projects are currently generating break-even to negative gross margins. Management believes that both sales prices and rental rates, will increase over the life of these projects and costs of improvements and financing will come down, which will support recoverability of the carrying value of these assets. Future reduction in sales prices and/or increases in costs could lead to future material impairment charges of as much as $20 million alone at two of our condominium conversions projects, Bellmeade and Penderbrook.
At September 30, 2006, the Company had approximately $5.7 million related to non-refundable option deposits to purchase real estate. In addition, the Company has approximately $11.9 million related to feasibility costs and purchase accounting adjustments incurred on projects under option agreements or under feasibility study periods. The Company is in the process of re-negotiating its remaining option contracts for both price concessions and deferral of scheduled lot purchases. The Company could incur additional write downs in the event the Company is not successful in renegotiating terms of existing option contracts, or if we choose to cancel.
Selling, general and administrative
Selling, general and administrative costs for the three months ended September 30, 2006 increased $3.3 million or 50.0% to $9.9 million, as compared to $6.6 million for the three months ended September 30, 2005. Selling, general and administrative expenses represented 28.0% of total revenue for the three months ended September 30, 2006, as compared to 8.4% for the three months ended September 30, 2005. This increase was the result of additional staffing and related costs of $700,000, media and other marketing related costs of $700,000. In addition, our acquisition of both Parker Chandler Homes and Capitol Homes increased our selling, general and administrative expenses by $1.3 million and $423 respectively. Total equity compensation, related to the Company’s issuance of restricted stock grants and options, which is a component of selling, general and administrative, was $886,000 and $558,000 for the three months ended September 30, 2006 and 2005, respectively.
Selling, general and administrative costs for the nine months ended September 30, 2006 increased by $8.8 million or 51.2% to $26.0 million, as compared to $17.2 million, for the nine months ended September 30, 2005. Selling, general and administrative expenses represented 21.2% of total revenue for the nine months ended September 30, 2006, as compared to 11.7% for the nine months ended September 30, 2005. This increase for the nine months ended September 30, 2006, is primarily the result of additional staffing and related costs of $1.5 million, media and other marketing related costs of $1.5 million, and the write-off of certain due diligence costs of $1.2 million related to abandoned corporate transactions. In addition, our acquisition of both Parker Chandler Homes and Capitol Homes earlier in the year increased our selling, general and administrative expenses by $3.0 million and $700,000, respectively. Total equity compensation, related to the Company’s issuance of restricted stock grants and options, which is a component of selling, general and administrative, was $2.3 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively.
Operating (loss) income
Operating income for the three months ended September 30, 2006 decreased by $27.6 million to an operating loss of ($9.7) million, as compared to operating income of $17.9 million for the three months ended September 30, 2005. Operating margin for the three months ended September 30, 2006, was (27.6) %, as compared to 22.8% for the three months ended September 30, 2005. Operating income for the nine months ended September 30, 2006 decreased by $48.5 million to an operating loss of ($19.9) million, as compared to operating income of $28.6 million for the nine months ended September 30, 2005. Operating margin for the nine months ended September 30, 2006, was (16.2%), as compared to 19.4% for the nine months ended September 30, 2005. The decreases in operating margin for the three and nine months ended September 30, 2006 are attributable to lower gross profit margins, impairments and write-offs and the increases in selling, general and administrative expenses as discussed above.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Other (income) expense, net
Other (income) expense, net decreased by $133,000 to income of $330,000 for the three months ended September 30, 2006, as compared to $463,000 for the three months ended September 30, 2005. Other (income) expense, net increased by $265,000 to income of $918,000 for the nine months ended September 30, 2006, as compared to $653,000 for the nine months ended September 30, 2005. The fluctuation in other (income) expense is primarily attributable to interest earned on the Company’s excess cash balances.
Income taxes
For the three and nine months ended September 30, 2006, the Company, due to net losses, recorded an income tax benefit of ($3.7) and ($7.4) million as compared to income tax expense of $6.9 and $11.0 million for the three and nine months ended September 30, 2005.
As discussed in Note 12 in the accompanying notes to the financial statements, the company expects its effective tax rate to increase during the fourth quarter of 2006 as a result of non-realization of certain deferred tax assets related to employee stock compensation. The amount of the charge will be dependent on the Company’s closing stock price at certain dates in December 2006, on which certain stock awards will vest.
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
In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. Our overall borrowing capacity may be constrained by loan covenants which limit the ratio of our total liabilities to our total equity. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital than would be required if we built each project with long-term amortizing debt. At September 30, 2006 we had approximately $340.3 million of outstanding indebtedness and $10.8 million of unrestricted cash. We believe that internally generated cash, borrowings available under our credit facilities and access to public debt and equity markets will provide us with sufficient capital to meet our existing and expected capital needs.
Credit Facilities
A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 190 to 375 basis points over the LIBOR rate and from 25 to 100 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At September 30, 2006, the one-month LIBOR and prime rates of interest were 5.32% and 8.25%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 7.22% to 9.25%. For information regarding risks associated with our level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
We have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The Company was fully funded on the $10 million unsecured line of credit at September 30, 2006 with a maturity date of November 22, 2006.
On May 26, 2006 the Company entered into $40 million Secured Revolving Borrowing Base Credit Facility for the financing of entitled land, land under development, construction and letters of credit. All letters of credit issued will also be secured by collateral in the facility. Funding availability will be limited to compliance with a borrowing base and facility covenants. As of September 30, 2006, $37.3 million was outstanding with this facility and the Company in the process of obtaining waivers from the bank in respect to the compliance with the financial covenants set forth in the loan agreement.
On May 4, 2006 the Company closed on a $30 million Junior Subordinated Note Offering. The term of the note is thirty years and can be retired after five years with no penalty. The rate is fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. As of September 30, 2006, the Company was not in compliance with the financial covenants and is in the process of obtaining waivers to cure the situation.
The Company has $7,900 outstanding as of September 30, 2006, to Key Bank. Under the terms of the loan agreement, the Company is required to maintain certain covenants. As of September 30, 2006 the Company was in default of a covenant, in which the Company is required to maintain a specified EBITDA to debt service ratio. The Company is attempting to obtain a waiver for the covenant default.
From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of September 30, 2006, the annual rate of interest on these facilities ranged from 7.2% to 16.0%. At September 30, 2006, we had approximately $71.2 million outstanding under these subordinate and unsecured facilities. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.
We are considering replacing our credit facilities with one or more larger facilities, which may reduce our aggregate debt financing costs. We would be the borrower and primary obligor under this larger facility or facilities, and we anticipate the indebtedness would be secured, non-recourse and based on an available borrowing base.
Cash Flow
Net cash used in operating activities was $153.4 million for the nine months ended September 30, 2006 as compared to $127.0 million for the nine months ended September 30, 2005. The $26.4 million increase is primarily the result of increased payments made on accounts payable and accrued liabilities and a net loss compared to net income for the comparable period. The majority of the Company’s uses for cash are related to real estate held for development and sale. During the nine months ended September 30, 2006, the Company purchased approximately $35.8 million of new real estate. The Company expects to make significant investment in real estate over the foreseeable future.
Net cash used in investing activities was $17.1 million for the nine months ended September 30, 2006 as compared to net cash provided of $883,000 for the period ended September 30, 2005. The increase is due to the Company’s acquisition of Parker Chandler Homes, Inc. and Capitol Homes, Inc.

Net cash provided by financing activities was $139.1 million for the nine months ended September 30, 2006 as compared to $122.8 million for the nine months ended September 30, 2005. Net cash provided by financing for the nine months ended September 30, 2006 included cash proceeds of $18.6 million related to a private placement of shares of its Class A common stock, $30 million related to proceeds from the issuance of junior subordinated debt and $37.3 million related to a newly established credit facility with Wachovia bank. Net proceeds were offset by payments made on borrowings assumed in connection with our acquisition of Parker Chandler Homes, Inc. and Capitol Homes, Inc.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect of SFAS No. 157 on its consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its consolidated financial statements.
On June 29, 2005, the Emerging Issues Tax Force (“EITF”) reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not variable interest entities under FIN 46 and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. Under EITF 04-05, we may be required to consolidate certain investments that are not variable interest entities, in which we hold a general partner or managing member interest. EITF 04-05 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which the agreements are subsequently modified and is effective for our fiscal year beginning January 1, 2006 for all other entities. The adoption of EITF 04-05 did not have any impact on our financial statements.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2006 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2005.
Outlook
Our outlook is tempered with caution as conditions in the markets we serve have become more challenging in recent months. A number of our markets have been affected by a build-up of new and resale home inventories. Higher interest rates and higher cancellation rates have adversely affected consumer demand for our homes, particularly in markets that have experienced rapid price appreciation and substantial investor activity, or both, in the past few years. As a result, our sales have been adversely affected during the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005. While we expect the current negative trends in the U.S. housing market to continue for the remainder of 2006 and, possibly, into 2007, we anticipate individual markets will normalize at different rates and over different periods of time. In the long run, we believe that the underlying fundamentals of strong demographics and job growth continue to support favorable domestic housing demand.
Due to these fundamentals, expectations of an overall healthy U.S. economy and the recently expanded geographical diversity of our homebuilding operations, we remain optimistic about long-term prospects for our business. In keeping with our current business model of focusing on our core region of the Southeastern United States, we expect that during the remainder of 2006 we will become more selective in the acquisition and retention of land. We also remain focused on financial management, operational and purchasing efficiencies, cash flow generation and optimization of returns.
As previously announced, our Board of Directors authorized the repurchase of 1 million shares of common stock. During the first three quarters of 2006, we repurchased 391,400 shares pursuant to this authorization. While we have no immediate plans for additional repurchases, we expect to continue to repurchase shares from time to time based on our assessment of market and buying opportunities.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of September 30, 2006, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $2.84 million in a fiscal year, a significant portion of which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold.
Changes in the prices of commodities that are a significant component of home construction costs, for example lumber and concrete, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, our Chairman and Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other employees. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loans made for the benefit of North Shore. The Company subsequently issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and thereafter filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005. The Company, as manager of an affiliated entity, set and held a foreclosure sale on March 24, 2006 in which it was the high bidder. However, transfer of title to the property has been delayed pending judicial resolution of a suit filed March 24, 2006 by the non-affiliated 50% owner of North Shore. On June 30, 2006, the Company, on its own behalf and on behalf of affiliates, filed an additional lawsuit expanding the number of party defendants, demanding equitable relief and demanding $33 million in damages.
On August 11, 2005 the Company was served with a motion to compel arbitration from an allegation of a brokerage fee being owed for placement of a $147.0 million project loan for the Potomac Yard project. The claim in the base amount of $2.2 million plus interest and costs is based on the breach of contract and equitable remedies of unjust enrichment and quantum meruit. The claims have been denied by the Company.
Other than the foregoing, we are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us; we do not expect that any such liability will have a material adverse effect on our financial position, operating results, or cash flows. We believe that we have obtained adequate insurance coverage or rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings. In the normal course of its business, the Company and/or its subsidiaries are named as defendants in certain legal actions arising from its normal business activities. Management believes that none of these litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated operations of the Company.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part I of such Form 10K except as follows:
Home prices and sales activities in the Washington, D.C., Atlanta, Georgia, and Raleigh, North Carolina geographic markets have a large impact on our profitability because we conduct substantially all of our business in these markets.
Home prices and sales activities in the Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia geographic markets have a large impact on our profitability because we conduct substantially all of our business in these markets. These markets have shown signs of decreasing consumer demand, and as a result we are experiencing weakening demand, higher cancellation rates and an over-supply of inventory, similar to what other homebuilders are experiencing. As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives. These economic conditions are being experienced throughout the industry and will likely continue to impact housing demand for the remainder of 2006 and into 2007. As a result of these conditions, we currently believe there may be a reduction in the number of new contracts compared to 2005 in most of our markets, and that gross margins on new contracts may be negatively impacted in all of our regions. This could adversely affect our results of operations and cash flows.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Our growth requires additional capital, which may not be available.
The real estate development industry is capital intensive and requires significant expenditures for land purchases, land development and construction as well as potential acquisitions of other homebuilders. In order to execute our growth strategy, we anticipate that we will need to obtain additional financing as we expand our operations. These funds may be obtained through public or private debt or equity financings, additional bank borrowings or from strategic alliances or joint ventures. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders' consent. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced, and lenders may require us to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our acquisition plans or growth strategies or reduce capital expenditures and the size of our operations and as a result may experience a material adverse affect on our business, results of operations and cash flows.
On October 18, 2006, the Company received a purported notice of default from Bank of America with regard to a note with an outstanding amount of $32.7 million. The notice results from a claim by the lender that the Company failed to make a $2.7 million cash payment which the lender asserted was due on September 30, 2006. The Company has informed the lender that it is disputing the validity of the demand and subsequent notice and of its intent to compel arbitration to resolve the dispute. On October 24, 2006, the Company received a 30-day stand-still agreement from Bank of America with respect to the notice of default, in which the lender agreed not to take any action prior to November 24, 2006, to enforce any remedies that may be available to it under the relevant loan documents or at law, including any possible cross-defaults, with respect to the notice of default issued. The Company is currently negotiating modifications to all of its loans from Bank of America. On November 3, 2006, in connection with these negotiations, Bank of America agreed to extend coverage of the 30-day stand-still agreement to all of the Company’s loans from Bank of America. In the event the Company is deemed to be in default under the loan documents with Bank of America and the Company does not cure such default, the Company could be deemed to be in default under (i) other credit facilities with Bank of America in the aggregate amount of $36 million and (ii) other credit facilities with the Company’s other lenders with respect to approximately $200 million of the Company’s outstanding indebtedness.
Our growth depends on the availability of construction, acquisition and development loans.
Currently, we have multiple construction, acquisition and development loans. These credit facilities tend to be project-oriented and generally have higher costs and require significant management time to administer them. Additionally, if financial institutions decide to discontinue providing these facilities to us, we would lose our primary source of financing our operations or the cost of retaining or replacing these credit facilities could increase dramatically. Further, this type of financing is typically characterized by short-term loans which are subject to call. If our primary financing becomes unavailable or accelerated repayment is demanded, we may not be able to meet our obligations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)     On May 12, 2006, we completed a private placement to certain accredited investors of an aggregate of 2,121,048 shares of our Class A common stock, at a purchase price of $9.43 per share, and warrants to purchase 636,316 shares of Class A common stock with an exercise price of $11.32 per share. We received net proceeds of approximately $18.6 million, which the Company will use for general corporate purposes, including working capital, and to fund new projects and acquisitions of assets and/or companies.
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
(b)     None
(c)     Issuer Purchases of Equity Securities
The Company’s Board of Directors has previously authorized the repurchase of up to 1 million shares of the Company’s common stock in one or more open market or privately negotiated transactions.
The following table summarizes our purchases of our own securities during the three months ended September 30, 2006:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1 - 31, 2006	—	$—	—	741,600
August 1 - 31, 2006	133,000	4.32	133,000	608,600
September 1 - 30, 2006	—	—	—	608,600

Total	133,000	$4.32	133,000	608,600

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.
Date: November 8, 2006	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer