Form 10-K/A
period 2005-12-31
Comstock Homebuilding Companies, Inc.
filed 2007-03-16
CIK 1299969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one) Large Accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Act).     Yes ☐          No ☑
      The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant (6,119,240 shares) based on the last reported sale price of the registrant’s common equity on the Nasdaq National Market on June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $148,207,993. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
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

EXPLANATORY NOTE
     Comstock Homebuilding Companies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report of Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, solely for the purpose of correcting certain errors and omissions in the Exhibit 31 certification required by Exchange Act Rule 3a-14(a) or Rule 15d-14(a).
     Except as specifically indicated herein, no other information included in the Annual Report of Form 10-K is amended by this Amendment No. 1 of Form 10-K/A.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.
Date: March 16, 2007

By:	/s/ Christopher Clemente

Christopher Clemente
Chairman and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Christopher Clemente Christopher Clemente	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

* Gregory V. Benson	President, Chief Operating Officer and Director	March 16, 2007

/s/ Bruce J. Labovitz Bruce J. Labovitz	Chief Financial Officer (Principal Financial Officer)	March 16, 2007

* Jason Parikh	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2007

* A. Clayton Perfall	Director	March 16, 2007

* David M. Guernsey	Director	March 16, 2007

* James A. MacCutcheon	Director	March 16, 2007

* Norman D. Chirite	Director	March 16, 2007

Signature	Capacity	Date

* Robert P. Pincus	Director	March 16, 2007

* Socrates Verses	Director	March 16, 2007

* By: /s/ Bruce J. Labovitz Bruce J. Labovitz Attorney-in-Fact		March 16, 2007