Form 10-K/A
period 2005-12-31
Comstock Homebuilding Companies, Inc.
filed 2007-03-16
CIK 1299969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE
     Comstock Homebuilding Companies, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to our Annual Report of Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, solely for the purpose of correcting certain errors and omissions in the Exhibit 31 certification required by Exchange Act Rule 3a-14(a) or Rule 15d-14(a).
     Except as specifically indicated herein, no other information included in the Annual Report of Form 10-K is amended by this Amendment No. 2 of Form 10-K/A.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

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