Form 10-Q/A
period 2006-03-31
Comstock Homebuilding Companies, Inc.
filed 2007-03-16
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     Comstock Homebuilding Companies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report of Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006, to incorporate additional disclosure in “Item 4. Controls and Procedures” and to correct certain errors and omissions in the Exhibit 31 certification required by Exchange Act Rule 3a-14(a) or Rule 15d-14(a).
     Except as specifically indicated herein, no other information included in the Quarterly Report of Form 10-Q is amended by this Amendment No. 1 of Form 10-Q/A.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms and were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, or internal controls over financial reporting.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.
Date: March 16, 2007	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer