Form 10-Q/A
period 2006-06-30
Comstock Homebuilding Companies, Inc.
filed 2007-03-16
CIK 1299969

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

EXPLANATORY NOTE
     Comstock Homebuilding Companies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report of Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006, solely for the purpose of correcting certain errors and omissions in the Exhibit 31 certification required by Exchange Act Rule 3a-14(a) or Rule 15d-14(a).
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