Form 10-K
period 2006-12-31
Comstock Homebuilding Companies, Inc.
filed 2007-03-16
CIK 1299969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant (9,279,883 shares) based on the last reported sale price of the registrant’s common equity on the NASDAQ Global Market on June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $58,741,659. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2007, there were outstanding 13,552,567 shares of the registrant’s Class A common stock, par value $.01 per share, and 2,733,500 shares of the registrant’s Class B common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOMEBUILDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

PART I

Item 1. Business

Overview

We are a real estate developer that has substantial experience building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family buildings and mixed-use (residential and commercial) developments in suburban communities and high density urban infill areas. We build projects with the intent that they be sold either as fee-simple properties, condominiums, or stabilized investment properties. We focus on geographic areas, products and price points where we believe there is significant demand for new housing and potential for attractive returns. We currently develop and build in the Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia markets where we target a diverse range of home buyers, including first-time, early move-up, secondary move-up, empty nester move-down and active adult home buyers. We focus on what we call the “middle-market” meaning that we tend to build in the middle price points in each market, avoiding low end and upper end products. We believe that these price points cater to a significant and stable segment of the home buyers in our markets. Since our founding in 1985 and as of December 31, 2006, we have built and delivered over 4,000 homes valued at over $1.0 billion.

Our markets have generally been characterized by strong population and economic growth trends that have led to strong demand for traditional housing. While we prefer to purchase building lots that are developed by others when practical, our core capabilities include the ability to manage the entitlement and development of land for our home building operations. We believe this is a complement to the purchasing of finished building lots developed by others because it enables us to pursue projects that have potentially higher returns. In addition, our business includes the development, redevelopment and construction of residential mid-rise and high-rise condominium complexes. The majority of our multi-family projects are in our core market of the greater Washington, D.C. area. We believe that the demographics and housing trends in the Washington, DC area will continue to produce significant demand for high density housing and mixed-use developments. In our other markets, Raleigh, North Carolina and Atlanta, Georgia, we are currently focused on lower density housing such as single family homes and townhomes.

We were incorporated in Delaware in May 2004. Our business was founded in 1985 by Christopher Clemente, our current Chief Executive Officer, as a residential land developer and home builder focused on the move-up home market in the northern Virginia suburbs of Washington, D.C. Prior to our initial public offering in December 2004, we operated our business through four primary holding companies. In connection with our initial public offering, these primary holding companies were consolidated and merged into Comstock Homebuilding Companies, Inc. Our principal executive offices are located at 11465 Sunset Hills Road, 5th floor, Reston, Virginia 20190, and our telephone number is (703) 883-1700. Our Web site is www.comstockhomebuilding.com. References to “Comstock,” “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our Markets

We operate in the greater Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia markets. We believe that the new home industry in our core markets is, over the long term, characterized by consistent demand and a limited supply of affordable new housing. Based on our experience, we believe that in the home building industry, local economic trends and influences have a more significant impact on supply and demand, and therefore on profitability, than national economic trends and influences. We believe the leading economic indicator of housing demand is job growth. Each of our primary markets experienced strong job growth in recent years. We believe that where there is strong job growth there will be population growth which will result in demand for new housing. According to the National Association of Home Builders, the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia metropolitan areas were each ranked in the top 20 housing markets in the country based upon single-family residential building permits issued in 2006. The Washington, D.C. metropolitan area was ranked as the #10 housing market in the country based upon multi-family building permits issued in 2006, and the Atlanta, Georgia market was ranked #2 in the country based upon residential building permits issued in 2006.

Our Business Strategy

Our general business strategy is to focus on for-sale residential real estate development opportunities in the southeastern United States that afford us the ability to produce products at price points where we believe there is significant and consistent long-term demand for new housing. We believe the housing industry is cyclical in nature. We recognize that current market conditions are extremely challenging. Accordingly, we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet and positioning the Company for future growth when market conditions improve. In connection with this strategy, we have adopted a conservative approach to land acquisition and investment and have taken a patient approach with respect to market expansion. We believe that by doing so we are enhancing our ability to take advantage of attractive real estate investment opportunities in our core markets as market conditions improve. Our general operating business strategy has the following key elements:

Attract and retain experienced personnel at all levels.  We believe the key to success in our business is attracting and retaining experienced professionals at all levels within the organization. This is just as important with sales and field supervisor positions as it is with management level positions. We work to identify, recruit, train and retain the most qualified management and support personnel available.

Build in and expand with the strong growth markets of the Mid-Atlantic and Southeast region of the United States. We believe there are significant opportunities for long term growth in our existing markets and region. Our strategy is to operate our business in our current markets and region to capitalize on the robust economies and continued population growth of these areas. We expect the economic growth in these markets to continue. We plan to utilize our strong regional presence and our extensive experience in these markets to expand our operations in these markets through acquisition of both finished and raw land as well as acquisition of local home builders whose operations would complement ours and enhance our competitive position in the marketplace. With regards to such corporate acquisitions we look for homebuilders that have strategic land positions, strong local management teams, access to additional land supply and good relationships with local subcontractors. We expect to target new markets within our core region that have favorable demographic and economic trends where we believe we will be able to achieve sufficient scale over time to successfully implement our business strategy.

Manage our land inventory to provide the most attractive margins or returns possible. We believe that our market knowledge and experience in land entitlement and development enable us to successfully identify attractive land acquisition opportunities, efficiently manage the process of obtaining development rights and maximize land value. We have the expertise needed to acquire land positions in various stages of the entitlement and development process, which we believe provides us more opportunities to acquire development opportunities than many of our competitors. We believe we are able to utilize our capabilities in land acquisition, land planning, and land development to maximize the potential return achieved from developing each property. As a complement to this approach we also seek to acquire finished building lots that have been developed by others for our home building operation. We believe our network of relationships and broad recognition in our core markets gives us an advantage over some of our competitors in acquiring finished lots. Because in the case of finished lots we can often acquire options on large numbers of lots with relatively small deposits in relation to the total land purchase price, this strategy of purchasing finished lots allows us to cost-efficiently control significant land positions with reduced capital risk. As such, we intend to continue to option land positions whenever possible.

Create opportunities in areas overlooked by our competitors. We believe there is a significant market opportunity for well-designed, quality homes and condominiums in urban and suburban areas in close proximity to transportation facilities. Local governments in our markets, especially the greater Washington, D.C. market, have modified zoning codes in response to mounting traffic concerns to allow for high-density residential development near transportation improvements. In our experience, buyers place a premium on new homes in developments within these areas. We believe that our high density townhouse and condominium products, along with our substantial experience in dealing with both the market and regulatory requirements of urban mixed-use developments, enable us to identify and create value in land parcels often overlooked by traditional home builders. As a result, we believe we have an opportunity to generate profit in more ways than some of our larger competitors. We plan to continue to focus on developing and creating these opportunities within our core markets.

Focus on a broad segment of the home buying market, the “middle of the market”. Our single-family homes, townhouses and condominiums are deliberately designed and priced to appeal to a broad segment of the home buying market. We serve a diverse customer base including first-time, early move-up, secondary move-up, empty nester move-down and active adult home buyers. We refer to customers in these demographics as “middle market homebuyers.” We believe first-time and early move-up home buyers represent a significant portion of home buyers and have in the past, we believe, been more resistant to market downturns and more responsive to market rebounds. We believe that the aging of the American population makes it more likely that a significant percentage of the population will continue to be attracted to secondary move-up, empty nester move-down and active adult housing products as well. We expect our diversified product offerings to position us to benefit from the projected population growth in our core markets and provide long term protection against periodic market fluctuations.

Position our inventory for the growing active adult market. We expect the large and aging baby boom population in the United States to fuel growth in the active adult market of the home building industry. As the baby boom generation ages, we anticipate that housing developments focused on this population will capture a larger share of the market. We believe this growing segment of the population will also likely be attracted to the convenience and activities available in upscale urban mixed-use active adult developments. Active adult developments are often favored by local governments because they increase the tax base while requiring fewer government-funded services and infrastructure, such as schools and summer programs, as compared to traditional developments that attract younger families. We believe that because of our experience and capabilities and our focus on the southeastern United States that we are well positioned to benefit from this growing demand.

Maximize our economies of scale.  We apply a production home builder approach to all of our product categories. In many instances, we utilize plans across multiple markets which we have built numerous times. This repetitive manufacturing process allows us to minimize cost through value engineering resulting from previous field experience. We are also able to coordinate labor and material purchasing under bulk contracts thereby reducing unit costs. As a result, we are able to realize economies of scale in the purchase of raw materials, supplies, manufactured inputs and labor. As we expand, we will seek to maximize these benefits through purchasing arrangements with national and regional vendors.

In light of current depressed market conditions in the homebuilding industry we have adopted the following additional business strategies which we will focus on throughout 2007 and into 2008:

Protect liquidity and maximize capital availability.  For so long as market demand for housing remains depressed we will remain highly focused on maintaining liquidity by limiting our investments in long term real estate projects. We will build our pipeline of new development opportunities through a cautious and measured approach. When available, we will focus on the acquisition of finished building lots and parcels with shorter times to market that often have reduced equity requirements as compared to raw land parcels that require entitlement and development. In addition, in order to maintain sufficient operating liquidity and capital availability we will continue to sell certain assets that are either highly leveraged or have significant cash equity.

Invest in creating a highly qualified sales force capable of closing sales in difficult times. We believe that enhancing the capabilities of our sales force is critical to success in a difficult market. Accordingly, we have initiated an organized recruiting effort and enhanced our training programs to ensure that we have the best possible sales force. We believe this will increase conversion ratios, decrease cancellations, and improve pricing power.

Maximize the realized value of our real estate owned.  Because of the our depth of experience in many different aspects of real estate development we believe that we are able to continuously evaluate and re-evaluate the use of the real estate we own and therefore are well positioned to identify alternative uses for the inventory we own that may increase the value of such properties. This effort is currently primarily focused on our multi-family assets in the greater Washington, D.C. area where the demand for such products has been temporarily depressed as a result of over building and high price appreciation. One manner in which we are addressing this is by selling certain condominium projects in part, or in whole, to buyers of for-rent properties. As a result of the very low vacancy rates in the apartment inventory in the Washington, D.C. area the values of for-rent apartment properties continue to be enhanced. We have been successful in selling certain condominium assets as for-rent property and may continue our efforts in that regard to ensure that we are taking steps that we believe will enhance our balance sheet and liquidity. Our effort in this regard tends to be with respect to certain inventory that is either underperforming or holds a higher total value for a rental property owner that it otherwise would for individual homeowners in the aggregate. In properties where a bulk sale is impractical we have initiated our own internal ‘bridge’ rental operations to maximize short term cash flow from the property and minimize net debt service obligations while we wait for market conditions to improve.

Concentrate on finished lot option takedown opportunities. In an effort to minimize the equity required in an acquisition of building lots and shorten our asset turn cycles we have increased our focus on finished building lots sold by developers on an option takedown basis.

Identify and capitalize on undervalued and/or distressed real estate assets. We believe that in every real estate downturn there are opportunities to acquire properties for development that have the potential of delivering above average returns in the future. Because of our extensive experience in real estate development and our experience in managing more then one cyclical downturn and cyclical upturn, we believe that we are well positioned to identify attractive opportunities. By intensely focusing in the short term on our liquidity and by taking steps to enhance our balance sheet and cash reserves, we believe that we will be well positioned to capitalize on such opportunities.

Capitalize on our public status to attract capital and build a sustainable pipeline for future growth. We believe that as a public homebuilder we have advantages over our private peers when it comes to access to capital by virtue of our public status. We intend to capitalize on the transparent nature of our financial reporting and utilize our public currency to attract alternative sources of capital into the company and acquire growth assets without depleting our liquidity.

Invest in technology to streamline operations, increase our ability to communicate with customers and facilitate growth. During 2006 we invested in the upgrade of our information management and accounting systems. This new platform will allow us to manage our business more efficiently and better control our costs as we grow. The platform we have created will help position us to better utilize technology to facilitate the sale of our products, communicate with customers and enhance operating results.

Our Operations

We integrate the process of building a home by carefully controlling each phase of the process from land acquisition to the construction, marketing and sale of a home. During every stage of the process we manage risk and focus on products, geographic areas and price points in an effort to maximize our revenue and profit opportunities.

Land Identification and Acquisition

We believe that by controlling and managing a significant portion of our land inventory through options we will be better able to manage our growth in accordance with our business plan and long term growth objectives.

In the past we have acquired land for our home building operations both as finished building lots and as raw land that we develop. Today we seek to acquire land that will be delivered to us as finished building lots and/or developed building pads whenever practical. Our goal is to contract to purchase land from land developers who will maintain ownership of the land through the entitlement and development process. When we contract to purchase land in this manner we typically will provide our home building and entitlement expertise to the seller in order to ensure the land is developed in a manner consistent with our plans for the project. By contracting to purchase land during the entitlement and development process that will deliver upon completion of development we reduce the financial risks associated with seeking entitlements and performing land development.

We currently own and buy land that we develop into building lots ourselves. We will generally buy undeveloped land when we are developing high-density projects because the product design is often integrated into the site development operations. We also buy land that we develop into traditional building lots when we believe the capital outlay and additional risk associated with developing the land is manageable and the return on investment will be enhanced. When we purchase these types of sites, it is after the development rights have been secured, which eliminates or substantially reduces risks associated with seeking entitlements.

We also engage in the business of converting existing rental apartment properties to for-sale condominium projects. This process involves the purchase of existing structures which are occupied by tenants with leases of varying duration. When we purchase these properties we subdivide the units and form a condominium association. In these projects we have and continue to invest capital in the improvement of the common areas and exteriors. In the past, our strategy was that as the tenants’ leases expired we renovated the interiors of the apartments and then sold each apartment as an individual condominium unit. In recent months our business model has changed due to market conditions. In response to slowed absorption at these projects we have elected to continue to lease unsold inventory to renters. We have not abandoned our intent to sell the units as condominiums over time but we have chosen to temporarily manage the properties as rental assets to offset the debt service associated with holding the assets for sale. In certain cases we have sold condo conversion units in bulk to rental project investors and operators. We do not currently expect to continue to acquire additional condominium conversion and similar projects.

Our land acquisition and development process is overseen by an executive land committee that includes representatives from our various business departments. This committee meets regularly to evaluate prospective land acquisitions and underperforming assets. The committee evaluates several factors that could affect the outcome of a project under consideration. These factors include:

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

We focus on acquiring new projects that we believe have the potential to generate revenue on home sales as well as appreciation in land value through the application of our entitlement and development expertise. Many of the sites we choose to invest in have been overlooked by large, national competitors due to the complexity of zoning and entitlement issues or other development characteristics. Our acquisition due diligence process involves a high level of scrutiny which includes a variety of analyses, including land title examination, applicable zoning evaluations, environmental analysis, soil analysis, utility availability studies, and marketing studies that review population and employment trends, school districts, access to regional transportation facilities, prospective home buyer profiles, sales forecasts, projected construction costs, labor and material availability, assessment of political risks and other factors. While we make assumptions about costs of development and construction as well as sales pricing, we often will not know these items for sure until after we have committed to or purchased the project.

Land Entitlement and Development

We manage development opportunities and risks through our in-house entitlement processing group.

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

Our goal is to maximize returns on assets we control or own. As such we may, from time to time, sell lots and parcels within our developments to other home builders. This strategy enables us to better balance our inventory and create a more well-rounded community. With respect to our inventory, our goal is to purchase our inventory when it is ready for a home to be built but we also buy raw land that is entitled. Typically we will own approximately 50% of the total land we have under our control at any given time. Our goal in 2007 is to reduce that to 30-40% on average so that we reduce the risk associated with ownership of the land under our control. We expect to expand our control of building lots through more option contracts for finished building lots and developed sites. As of December 31, 2006, we controlled over 4,000 building lots in our markets.

Sales, Marketing and Production

Our primary target markets are first-time; early-move up and first move-down home buyers. We have a wide variety of product lines and custom options for our products that enable us to meet the specific needs of each of our markets and each of our home buyers. We believe that our diversified product strategy enables us to best serve a wide range of home buyers in our target demographics and adapt quickly to changing market conditions. We continually reevaluate and improve upon our existing product designs and develop new product offerings to keep up with changing consumer demands and emerging market trends.

Our single-family homes range in size from approximately 1,400 square feet to over 6,000 square feet with target pricing from the $100,000s to the $700,000s. Our townhouses range in size from approximately 1,200 square feet to over 4,500 square feet and are typically priced from the $100,000s to the $600,000s.

Unlike many of our traditional home building competitors, we also design, sell and build mid-rise and high-rise condominiums. We believe that our condominium products are particularly well-suited to the high-density, infill and active adult home buyer markets. Our condominiums range in size from approximately 400 square feet to over 2,400 square feet and are priced from the $100,000s to over $1 million. Our average new order price over all product types, was $245,000, $365,000 and $369,000 for the year’s ended December 31, 2006, 2005 and 2004, respectively.

We typically act as the general contractor in the construction of our wood frame single-family homes, townhouses and mid-rise condominium buildings. On projects where we offer these product lines our employees provide land development management, construction management, material purchasing and quality control supervision on the homes we build. Substantially all construction work on these types of projects is done by subcontractors that contract directly with us and with whom we typically have an established relationship. On our high-rise and mixed-use developments where we typically build concrete structures, we engage a general contractor for the site preparation and construction management, and typically we have a fixed price or a gross maximum price bonded contract with the selected general contractor. In these instances the subcontractors that perform the construction work are typically contracted directly by the general contractor that we select. On projects where we offer these product lines our employees provide land development oversight management, construction quality supervision and construction management services. In all instances we follow generally accepted management procedures and construction techniques which are consistent with local market practices. We believe that we comply with local and state building codes on all of our developments.

Our goal is to commence construction on a majority of our single-family homes after a contract is signed and mortgage approval has been obtained by the home buyer. We generally begin construction of our townhouses and condominiums after we have obtained customer pre-sale commitments for a significant percentage of the units in the building. Depending on the market conditions and the specific community, we may also build speculative homes. Most of these homes are sold while under construction or are used as model homes during the marketing phase of the project. We closely monitor our inventory of speculative units applying a measured approach to unit production in keeping with sales absorption. In recent months we have experienced increases in cancellation rates which have caused us to have more constructed speculative inventory. We have suspended additional speculative building at most of our projects as we work through the process of selling existing inventory first. On occasion we will sell a completed model home to a third party investor purchaser who is willing to lease back the home to us for use during the marketing phase of a project.

To facilitate the sale of our products, we normally build, decorate, furnish and landscape model homes for each product line and maintain onsite sales offices. In most cases, we employ in-house commissioned sales personnel to sell our homes. On occasion we will contract for marketing services with a third party brokerage firm. All personnel engaged in the sale of Comstock homes receive extensive training in the sales process from our in-house sales training group. We strive to provide a high level of customer service during the sales process. Through multi lingual home buying seminars, relationships with preferred mortgage lenders and utilization of a series of proprietary custom marketing programs, we are able to educate our prospects, prepare our customers for home ownership and help our homebuyers obtain a mortgage tailored to their specific needs.

Our unique NextHometm programs are designed to assist our customers in many aspects of purchasing a Comstock home, as follows:

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

All personnel involved in the sale of our homes receive extensive training on the product they are selling. In addition, our sales professionals are trained on the specialized programs offered by us in connection with the purchasing, customizing and financing of a Comstock home and the warranty we provide. We employ in-house commissioned sales personnel to sell our homes. We intend to employ our sales personnel on a long-term basis, rather than a project-by-project basis, which we believe results in a more committed and motivated sales force with better product knowledge. We believe that this has a positive impact on sales and conversion.

Our corporate and local marketing directors work with local project and sales managers to develop marketing objectives, sales strategies and advertising and public relations programs for our communities. These objectives, strategies and home pricing decisions are subject to approval by senior management. We typically build, decorate, furnish and landscape model homes for each product line and maintain onsite sales offices, which are open seven days a week. We believe that model homes play a critical role in our marketing efforts.

Our homes are typically sold before or during construction through sales contracts that are accompanied by a cash deposit. Such sales contracts are usually subject to certain contingencies such as the home buyer’s ability to qualify for financing. Cancellation rates are subject to a variety of factors beyond our control such as consumer confidence, media hype relating to homebuilding and adverse economic conditions which lower consumer confidence, increase mortgage interest rates and negatively affect the sale of our existing homes. During 2006 our cancellation rate increased across all or our products in all of our markets. Cancellations and other factors can increase the level of speculative inventory we hold from time to time.

In 2006, we opened an innovative sales center located in Reston, Virginia. Unlike the typical builder design center, this facility does not sell options; rather it supports cross-product and cross-community shopping in one central location. In the Comstock NextHome store prospects are able to see multiple Comstock projects within multiple markets, arrange for financing and shop for options all in one location. While this location does not replace on-site models, it allows us to shorten a project’s time-to-market and it provides a permanent location where projects are previewed and prospects are introduced to the Comstock experience.

Our Communities

We currently have active communities under development in the following states and counties:

State	County
Georgia	Forsyth, Gwynett, Fulton, Paulding, Jackson, Cherokee
Maryland	Frederick
North Carolina	Wake, Raleigh, Johnston, Durham
District of Columbia	Washington, DC
Virginia	Arlington, Fairfax Loudon, Prince William, Culpepper

The following chart summarizes certain information for our current and planned communities at December 31, 2006:

	As of December 31, 2006
							Lots
							under	Average
			Estimated			Lots	Option	New
		Product	Units at	Units		Owned	Agreement	Order
Project	State	Type(2)	Completion	Settled	Backlog(3)	Unsold	Unsold	Revenue to Date
Status: Active(1)
Allen Creek	GA	SF	26	18	—	8	—	$210,272
Arcanum	GA	SF	34	11	1	22	—	$438,858
Brentwood Estates	GA	SF	33	19	1	11	2	$145,072
Falling Water	GA	SF	23	7	4	12	—	$571,155
Gates of Luberon	GA	SF	32	1	1	30	—	$609,000
Glenn Ivey	GA	SF	65	10	5	50	—	$306,864
Highland Station	GA	SF	105	22	4	79	—	$341,192
Maristone	GA	SF	40	3	—	37	—	$264,930
Senators Ridge	GA	SF	60	16	—	44	—	$244,618
Wyngate	GA	SF	28	—	—	28	—	n/a
Traditions	GA	SF	4	—	—	4	—	n/a

Sub-Total/Weighted Average (4):			450	107	16	325	2	$305,983

Emerald Farm	MD	SF	84	77	—	7	—	$457,625

Sub-Total/Weighted Average:			84	77	—	7	—	$457,625
Allyn’s Landing	NC	TH	116	39	18	59	—	$307,321
Brookfield Station	NC	SF	130	—	—	—	130	n/a
Carpenter Pointe	NC	SF	5	5	—	2	—	$142,280
Haddon Hall	NC	Condo	90	—	—	90	—	n/a
Kelton at Preston	NC	TH	56	39	4	16	—	$340,589
North Farms	NC	SF	138	29	2	11	96	$190,958
Pine Hollow	NC	SF	10	3	—	—	7	$168,908
Providence-SF	NC	SF	148	—	—	34	114	n/a
Riverbrooke	NC	SF	68	30	1	37	—	$171,171
Strathaven	NC	SF	6	6	—	—	—	$382,402
Wakefield Plantation	NC	TH	77	40	1	16	20	$504,593
Wheatleigh Preserve	NC	SF	28	12	3	13	—	$330,419

Sub-Total/Weighted Average (4):			872	203	29	278	367	$312,697

	As of December 31, 2006
							Lots
							under	Average
			Estimated			Lots	Option	New
		Product	Units at	Units		Owned	Agreement	Order
Project	State	Type(2)	Completion	Settled	Backlog(3)	Unsold	Unsold	Revenue to Date
Barrington Park	VA	Condo	148	—	—	148	—	$—
Beacon Park at Belmont Bay 8&9	VA	Condo	600	—	—	112	488	$—
Blooms Mill Carriage	VA	TH	91	91	—	—	—	$453,642
Carter Lake	VA	Condo	258	258	—	—	—	$155,040
Commons at Bellemeade	VA	Condo	316	58	3	255	—	$236,083
Commons on Potomac Sq	VA	Condo	192	40	2	150	—	$275,570
Commons on Williams Sq	VA	Condo	180	104	2	74	—	$358,662
Penderbrook	VA	Condo	424	239	7	178	—	$265,946
River Club at Belmont Bay 5	VA	Condo	84	82	—	2	—	$449,210
The Eclipse on Center Park	VA	Condo	465	134	258	73	—	$711,960
Woodlands at Round Hill	VA	SF	46	24	—	22	—	$757,118

Sub-Total/Weighted Average:			2,804	1,030	272	1,014	488	$418,427

Total Active			4,210	1,417	317	1,624	857	$398,045

Status: Development
East Capitol	DC	Condo	130	—	—	130	—	n/a

Sub-Total:			130	—	—	130	—
Cedars Road	GA	SF	109	—	—	—	109	n/a
Highland Avenue	GA	SF	30	—	—	30	—	n/a
James Road	GA	SF	50	—	—	50	—	n/a
Kelly Mill Road	GA	SF	28	—	—	—	28	n/a
Post Road	GA	SF	59	—	—	59	—	n/a
Post Road II	GA	TH	54	—	—	—	54	n/a
Settingdown Circle	GA	SF	172	—	—	172	—	n/a
Shiloh Road	GA	SF	61	—	—	61	—	n/a
Tribble Lakes	GA	SF	200	—	—	200	—	n/a

Sub-Total:			763	—	—	572	191

Massey Preserve	NC	SF	297	—	—	297	—	n/a
Holland Road	NC	SF	81	—	—	81	—	n/a
Providence-TH	NC	TH	80	—	—	—	80	n/a
Boyce Road	NC	SF	33	—	—	—	33	n/a
Lakeshore Hills	NC	SF	34	—	—	—	34	n/a
Stowe Road	NC	SF	110	—	—	—	110	n/a

Sub-Total:			635	—	—	378	257

Aldie Singles	VA	SF	15	—	—	—	15	n/a
Blake Crossing	VA	TH	130	—	—	130	—	n/a
Brandy Station	VA	SF	350	—	—	—	350	n/a
Loudoun Station Condominiums	VA	Condo	484	—	—	—	484	n/a
Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total:			1,026	—	—	177	849

Total Development			2,554	—	—	1,257	1,297	n/a

Total Active & Development			6,764	1,417	317	2,881	2,154	$398,045

Status: Joint Venture
North Shore Condominiums(5)	NC	Condo	196	—	7	189	—	$286,361
North Shore Townhomes(5)	NC	TH	163	33	7	123	—	$239,107
Countryside(6)	VA	Condo	102	67	2	33	—	$274,816

Total Joint Venture			461	100	16	345	—	$263,199

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales. “Completed” communities have settled all units during the year ended December 31, 2006.

(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.

(3)	“Backlog” means we have an executed order with a buyer, inclusive of lot sales, but the settlement has not yet taken place.

(4)	“Weighted Average” means the weighted average new order sale price

(5)	Not consolidated

(6)	Consolidated, under Fin 46

Greater Washington, DC Area

Northern Virginia Market

Aldie Singles is planned to be a 15-unit in development in Aldie, Virginia. The community is planned to have 15 single family homes on 3 acre and above home sites. At December 31, 2004 the project was under contract. The project is expected to be ready to open for sales in 2007 with settlements expected to begin in late 2007. We are currently in default of our option contract and are attempting to renegotiate terms with the sellers.

Barrington Park is a 148-unit mid-rise, walk-up, garden style condominium development in Manassas Park, Virginia. We completed the acquisition of the land in late 2005. Sales at the project were slow during the course of 2006 so we decided to postpone settlements in order to preserve the value of the project as an intact rental community. In early 2007 we initiated rental operations at the project while we wait for either an offer to purchase in bulk or an improvement in the condominium market. We have postponed the start of construction on the remaining buildings at the community.

Beacon Park at Belmont Bay is planned as a 600-unit active adult condominium community located at the convergence of the Potomac and Occoquan Rivers at Belmont Bay in Woodbridge, Virginia. This development is designed as a combination of nine and five-story buildings with open rooftop decks overlooking the water and golf course. The project is deed-restricted such that one of the buyers for each unit must be 55 years of age or older and will include active adult lifestyle amenities, such as a health and wellness center, a business center, guest accommodations and swimming pools. We currently own 112 lots for 4 buildings of 28 units each with a long term option on the remaining 499 lots. Sales opened in March 2007.

Blakes Crossing is a parcel we own in Culpeper, Virginia designed for 130-unit townhouses. The project is currently under contract to be sold for commercial development.

Blooms Mill is a 377-unit development in Manassas, Virginia. This development offers a mix of single-family homes, attached carriage homes and townhouses. The development’s amenities include a community club, swimming pool and “family friendly” street plan all in a traditional village setting. At December 31, 2006, the single family homes were sold out and fully delivered.

Brandy Station is a 350-unit single-family home development in Culpeper, Virginia. The project is currently under option takedown contract while we manage it through the entitlement process. We will close on the property when approvals have been received if we are still confident that the option price in place makes sense given market conditions at the time. We expect to open this project for sales in 2008.

Commons at Bellemeade is a 316-unit condominium conversion located in Leesburg, Virginia. We acquired the property in September 2005 and immediately began the process of sub-dividing the units into condominiums. We are in the process of renovating the common areas and the unit interiors. We opened the project for sales to existing tenants in October 2005 and to the general public in November 2005. The project began settling units in late 2005 and is expected to continue settling units into 2009.

Commons on Potomac Square is a 192-unit mid-rise condominium complex in Loudoun County, Virginia. The complex will consist of four buildings. The project is positioned for first-time homeowners and is intended to offer significant appeal to renters in the market seeking to move up to home ownership. Sales opened in late 2004 and settlements began in early 2006 and will contine into 2008.

Commons on the Park was a 258-unit condominium conversion project in Reston, Virginia. We purchased the project in January 2006 and sold it to a rental property owner in November 2006.

Commons on William Square is a 180-unit two-over-two townhouse condominium development in Prince William County, Virginia. Sales opened in the fourth quarter of 2004 and settlements began in the second half of 2005 and we expect sales and settlements to continue throughout 2007 and perhaps into 2008.

Countryside is a 102-unit apartment complex in Sterling, Virginia that we converted to condominiums. We acquired the property in March 2005. We completed improvements to the common areas and exteriors of the buildings. Sales opened during the third quarter of 2005 with settlements beginning in the fourth quarter 2005. In December 2006 we sold the balance of the unsold units in a bulk transaction. We entered into a marketing services agreement whereby we continued to manage sales in the community and earn a commission on the resale of those units individually.

The Eclipse on Center Park is a 465-unit high-rise condominium complex in Arlington County, Virginia. Located at Potomac Yard, just minutes from downtown Washington, D.C., the Pentagon and Reagan National Airport, the project is designed as an upscale, urban-style mixed-use complex with residential condominiums being built above an 80,000 square foot retail complex that will host a grocery store and other convenience oriented retailers. Upper floors will have views of the Potomac River and the monuments in Washington, D.C. Sales for Phase I opened in the second quarter of 2004. Sales for Phase II began in December 2005 and continued throughout 2006. Settlements began in November 2006 and will continue throughout 2007 and possibly into 2008.

Loudoun Station Condominiums is planned as an up to 484 unit mid-rise condominium complex located in Ashburn, Virginia. The project is part of a high-density, transit-oriented, mixed-use development which is modeled after the successful Reston Town Center in Reston, Virginia. The project is at the terminus of the planned Metro extension past Washington Dulles International Airport. The project will have 1,500 multi-family residential units between condominiums and rentals and will have over one million square feet of retail and commercial space. In light of current market conditions we have delayed the closing on the land and the opening of this project indefinitely. Because of our continuing involvement in this project we are still carrying approximately $1.2 million of real estate cost in our real estate held for development and sale. If we are unsuccessful at selling the remaining units for a profit we may be required to writedown our carrying value.

Penderbrook Square is a 424-unit rental apartment complex which we are converting to condominiums in the Fair Oaks area of Fairfax County, Virginia. We acquired the property in February 2005. We have made a significant investment in renovations at this project including common areas, building exteriors and units heating systems. Sales opened in April 2005 with settlements beginning in June 2005 and continuing to date. We are currently managing both for-sale and rental programs at this project to help offset carrying costs until the market improves.

River Club at Belmont Bay 5 is a three-building, 84-unit condominium development located at the convergence of the Potomac and Occoquan Rivers at Belmont Bay in Woodbridge, Virginia. Settlements began in 2005 and will conclude in 2007.

Woodlands at Round Hill is located in western Loudoun County, Virginia, one of the fastest growing counties in the United States. This large lot single-family home development has 65 lots of three or more acres each. We are acting as the developer of the site, and we are currently building road and utility infrastructure for the home sites. This project opened for sales in 2004. Settlements began in early 2005 and will continue into 2008 and possibly into 2009. In September 2005, we sold 19 lots to another homebuilder who is now open to sales in the community.

Maryland

Emerald Farm is an 84-unit development of single-family homes in Frederick, Maryland. The development is conveniently located near major transportation routes. Frederick, Maryland is currently experiencing a water moratorium that has shut down development in the area. The project has been open for sales since 2000 and is expected to be completed in 2007 or 2008.

North Carolina Market

Raleigh, North Carolina

Allyn’s Landing is a 117-unit townhouse development located in the heart of Raleigh, North Carolina near Research Triangle Park and the Raleigh-Durham International Airport. The project overlooks an eight-acre lake and includes amenities such as a fountain, gazebo, walking trails and canoe rack. In 2006 we repositioned the project by changing product types. The project is currently open for sales and is delivering homes. Deliveries are expected to continue into 2008.

Holland Road is a 81-unit single family homes development in Raleigh, North Carolina which is opened for sales and expected to began deliveries in the second half of 2007.

Kelton at Preston is a 56-unit upscale townhouse development in the prestigious Kelton golf course community of Cary, North Carolina. This project has three 18-hole courses, a swimming complex and a clubhouse with fitness, tennis and dining facilities. Many of our home sites have golf course views. This project is currently open for sales and is delivering homes. Deliveries are expected to continue into 2008.

North Shore is a unique community located on the Centennial Campus of North Carolina State University. It consists of 163 townhouses and 196 mid-rise condominium units. The mid-rise condominium residences are five-story elevator buildings with structured garage parking. The townhouse residences feature four finished levels, private garages, a rear deck and a rooftop terrace. This project is owned through a 50/50 joint venture with Raleigh Property Group II, LLC and as such is reported through the equity method and excluded from our home building revenue and backlog. (See Note 7 of notes to our consolidated and combined financial statements as of December 31, 2006). This project is not currently open for sales pending resolution of litigation between us and our joint venture partner.

Wakefield Plantation is a 77-unit development in Raleigh, North Carolina consisting of townhouses and carriage homes. Our unique carriage homes at Wakefield are attached homes with as much as 5,300 square feet of finished living space in three and four-unit configurations with two-car garages and interior court yards. This project is currently open for sales and is delivering homes. Deliveries are expected to continue into early 2008.

Brookfield is a 130-unit single family development in Raleigh, North Carolina. This development, with its projected swimming pool complex, is conveniently located near Rt. 264 in Raleigh. This development is projected to open for sales in the end of 2007 and is expected to be completed in 2009.

Haddon Hall is a three building 90-unit condominium development located in Apex, North Carolina. This development is currently open for sales and expected to begin deliveries in the end of 2007.

Massey Preserve is a 297-unit single family development in Raleigh, North Carolina. These 2,600 to 3,000 square foot homes are conveniently located to the new I-540 by pass as well as a new elementary school in walking distance. This development is now open for sales and is expected to be completed in 2008 or 2009.

North Farm is a 138-unit single family homes development in Clayton, North Carolina. These spacious craftsman-style homes are located within the Flower Plantation community with shopping and recreation facilities in walking distance.

Pine Hollow is a 7-unit single family development in Raleigh, North Carolina. This development has an 18-hole golf course, tennis center and community pool complex. This development is expected to be completed by mid 2007.

Providence single family is a 148-unit single family development in Raleigh, North Carolina. This development is convenient to downtown Raleigh as well as walking distance to both North Hill and Crabtree Valley Malls. This development is now open for sale.

Providence townhomes is an 80-unit single family development in Raleigh, North Carolina. This development is conveniently located to downtown Raleigh as well as walking distance to both North Hill and Crabtree Valley Malls.

Riverbrooke II is the second phase of a 68-unit single family development in Raleigh, North Carolina. This development’s easy accessibility to interstates I-40 and I-440 make for quick commuting around the city of Raleigh.

Wheatleigh Preserve is a 28-unit single family development in Raleigh, North Carolina. These quarter-acre lots are fully amenitized, with a community pool, tree-lined hiking trails and playgrounds. This development is currently open for sale.

Charlotte, North Carolina Market

In early 2007 we made the decision to withdraw from the Charlotte, North Carolina market. This decision affected Boyce Road, Stowe Village and Fairhills, which we now no longer plan to open for sales.

Greater Atlanta Market

Atlanta, Georgia

Allen Creek- is a 26-unit single family home development in the suburbs of Atlanta, Georgia. These single family homes have brick or stacked-stone exteriors and a hardwood foyer, chair rails, shadow-box trim and tray ceilings in the master suite. This development is currently open for sales and should be completed by the end of 2007.

Arcanum- is a 34-unit single family home development in the suburbs of Atlanta, Georgia. These single family homes have brick, stone and shake exteriors and a hardwood floors in the interior. This development has access to the Polo Country Club. This development is currently delivering homes and is projected to be closed out in 2007.

Brentwood Estates- is a 26-unit single family home development in the suburbs of Atlanta, Georgia. These single family homes have brick or stacked-stone exteriors and a hardwood foyer, chair rails, shadow-box trim and trey ceilings in the master suite. This development is currently open for sales and should be completed by the end of 2007.

Falling Water- is a 23-unit single family home development in Woodstock, Georgia a suburb of Atlanta. These single family homes have brick, stone and shake exteriors. This development is currently delivering homes and is projected to be closed out in 2007.

Gates of Luberon- is a 32-unit single family home development in the suburbs of Atlanta, Georgia. The homes in this development are some of the largest homes Comstock Homebuilding of Atlanta has built in Atlanta. The single family homes have brick, stone and shake exteriors and spacious floor plan. The development has easy access downtown Atlanta via Hwy. 141. This development is currently delivering homes and is projected to be closed out in 2007.

Glen Ivey- is a 65-unit single family home development in the suburbs of Atlanta, Georgia. Homes in this project have a spacious layout. The development has a community pool complex and nature trails as well as being located near Lake Lanier. This development is delivering homes currently and is projected to be closed out in mid-year 2008.

Highland Ave- is a 30-unit single family home development in the Inman Park section of downtown Atlanta, Georgia. The development is currently under development and is projected to begin selling homes in mid 2008.

Highland Station- is a 105-unit single family home development in Suwanee, Georgia a suburb of Atlanta. The homes in this development are appointed with 9’ ceilings, hardwood floors and Corian countertops as standard. The development also has a pool complex with cabana. This development is delivering homes currently and is projected to be closed out in 2008.

James Road- is a 50-unit single family home development in the suburbs of Atlanta, Georgia. The development is currently under development and is projected to begin selling homes in mid 2008.

Maristone- is a 40-unit single family home development in the suburbs of Atlanta, Georgia. The development is complete with tennis courts, swimming complex and a cabana. This development is currently open for sale and is projected is scheduled to be closed out in mid-year 2008.

Post Road- is a 59-unit single family home development in the suburbs of Atlanta, Georgia. The development is currently under development and is projected to begin selling homes in 2007.

Post Road II- is a 54-unit townhouse development located in the suburbs of Atlanta, Georgia. Development of this development is projected to start at the end of 2007 and be open for sales in 2008.

Senators Ridge- is a 60-unit single family home development in the western suburbs of Atlanta, Georgia. The development offers extensive amenities like a clubhouse, swimming pool, tennis courts and basketball courts. This development is currently delivering homes and is projected to be closed out in 2007.

Settingdown Circle- is a 172-unit single family home development in the suburbs of Atlanta, Georgia. Development of this development is projected to start at the end of 2007 and is expected to be open for sales in 2008.

Shiloh Road- is a 61-unit single family home development in the suburbs of Atlanta, Georgia. The development is currently under development and is projected to begin selling homes in 2007.

Traditions at Braselton-is a 4-unit single family home development in the outskirts of Atlanta, Georgia. These estate homes are located directly on a championship 18-hole golf course with many other amenities. These homes that start at 4,500 square feet, have bountiful views of the course. This development is currently open for sales and is projected to be closed out in 2007.

Tribble Lakes- is a 200-unit single family home development in the suburbs of Atlanta, Georgia. This development will have a wide array of amenities strategically located around the beautiful lake. The development is currently under development and is projected to begin selling homes in 2008.

Wyngate- is a 28-unit single family home development in the suburbs of Atlanta, Georgia. This development is currently open for sales and is projected to be closed out in 2007.

South Carolina Market

Myrtle Beach, South Carolina

In September 2006 we sold our Carolina Waterway community in the Myrtle Beach area, our only project in South Carolina. We no longer operate in the South Carolina market.

Warranty

We provide our single-family and townhouse home buyers with a one-year limited warranty covering workmanship and materials. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that home buyers agree to the definitions and procedures set forth in the warranty. Our condominium home buyers typically have a statutory two-year warranty on their purchases. In addition, we provide a five-year structural warranty pursuant to statutory requirements. From time to time, we assess the appropriateness of our warranty reserves and adjust future accruals as necessary. When deemed appropriate by us, we will accrue additional warranty reserves. We rely on our sub-contractors to warrant their work and they are contractually obligated to fix defects in their work. Beyond our sub-contractor warranties we self-insure the balance of all of our warranties.

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

The principal competition we faced in each of our markets, as of December 31, 2006, was as follows:

•	Atlanta, Georgia. In the Atlanta, Georgia market we compete against approximately 10 to 15 publicly-traded national home builders, approximately 10 to 15 privately-owned regional home builders, and a large number of small, local home builders.

•	Raleigh, North Carolina. In the Raleigh, North Carolina market we compete against approximately 10 to 15 publicly-traded national home builders, approximately 10 to 15 privately-owned regional home builders, and a large number of small, local home builders.

•	Washington, D.C. In the greater Washington, D.C. metropolitan market we compete against approximately 15 to 20 publicly-traded national home builders, approximately 10 to 15 privately-owned regional home builders, and many local home builders, some of whom are very small and may build as few as five to 25 homes per year.

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

Technology

We are committed to the use of Internet-based technology for managing our business and communicating with our customers. For customer relationship management, we use Builder’s Co-Pilot, a management information system that was custom developed in accordance with our needs and requirements. This system allows for online and collaborative efforts between our sales and marketing functions and integrates our sales, production and divisional office operations in tracking the progress of construction on each of our projects. We believe that real-time access to our construction progress and our sales and marketing data and documents through our systems increases the effectiveness of our sales and marketing efforts as well as management’s ability to monitor our business. Through our Web site, www.comstockhomebuilding.com, our customers and prospects receive automatic electronic communications from us on a regular basis. We believe this application of technology has and will continue to greatly enhance our conversion rates.

In April 2006 we commenced preparations for the conversion of our accounting and purchasing management software to the JD Edwards, Enterprise One software system. We effected the conversion to the JD Edwards software in January 2007. This highly scaleable purchasing and accounting system will position us to be more cost competitive and will, we hope, contribute to future margin expansion.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright, trade secret and trademark laws to protect our proprietary rights. We do not own the “Comstock” brand or trademark. Christopher Clemente owns the “Comstock” brand and trademark and has licensed them to us under a perpetual, royalty-free license agreement. We have filed a U.S. federal trademark application with respect to “Comstock Homes Worthy of the Investment” and we will file a U.S. federal trademark application with respect to “Comstock Homebuilding Companies.” We believe the strength of these trademarks benefits our business. In addition, as a result of recent acquisitions, we now own the Capitol Homes and Parker-Chandler brands which we do not currently use in our marketing efforts.

Employees

At December 31, 2006, we had 205 full-time and part-time employees. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers

Our executive officers and other management employees and their respective ages and positions as of December 31, 2006 are as follows:

Name	Age	Position
Christopher Clemente*	47	Chairman and Chief Executive Officer
Gregory V. Benson*	52	Regional President, Southeast
Bruce J. Labovitz*	38	Chief Financial Officer
Jason Parikh*	35	Chief Accounting Officer
Jubal R. Thompson	37	General Counsel and Secretary

*	Section 16 officers.

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

Failure to successfully negotiate extensions to our credit facilities could adversely affect our liquidity.

Our subsidiaries have a significant amount of secured debt which matures during 2007. In our industry it is customary for lenders to renew and extend project facilities until the project is complete. Since we are the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported and cured loan covenant violations, may impact our ability to renew and extend our debt.

Fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which could adversely affect our revenues, earnings and cash flows.

We are subject to the potential for significant fluctuations in the market value of our land and home inventories. We must constantly locate and acquire new tracts of undeveloped and developed land to support our home building operations. There is a lag between the time we acquire control of undeveloped land or developed home sites and the time that we can bring the communities built on that land to market and deliver our homes. This lag time varies from site to site as it is impossible to determine in advance the length of time it will take to obtain governmental approvals and building permits. The risk of owning undeveloped land, developed land and homes can be substantial. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land and home inventories could occur if market conditions deteriorate or if we purchase land or build home inventories at higher prices during stronger economic periods and the value of those land or home inventories subsequently declines during weaker economic periods. We could also be forced to sell homes, land or lots for prices that generate lower profit than we anticipate, or at a loss, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a decline in the market value of our land or home inventories may give rise to additional impairments of our inventory and write-offs of contract deposits and feasibility cost, which may result in a breach of financial covenants contained in one or more of our credit facilities, which could cause a default under those credit facilities.

Home prices and sales activities in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia geographic markets have a large impact on our results of operations because we conduct substantially all of our business in these markets.

Home prices and sales activities in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia geographic markets have a large impact on our results of operations because we conduct substantially all of our business in these markets. Although demand in these geographic areas historically has been strong, decreased rates of home price appreciation may reduce the likelihood of consumers seeking to purchase new homes which would likely have a negative impact on the pace at which we receive orders for our new homes. This could adversely affect our results of operations and cash flows.

Because our business depends on the acquisition of new land, the potential limitations on the supply of land could reduce our revenues or negatively impact our results of operations and cash flows.

Due to continued demand for new homes, we experience competition for available land and developed home sites in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia markets. In these markets, we have experienced competition for home sites from other, sometimes better capitalized, home builders. In the Raleigh, North Carolina market, we have recently experienced competition from large, national home builders entering the market. Our ability to continue our home building activities over the long term depends upon our ability to locate and acquire suitable parcels of land or developed home sites to support our home building operations. As competition for land increases, the cost of acquiring it may rise, and the availability of suitable parcels at acceptable prices may decline. The increased cost of land requires us to increase the prices of our homes. This increased pricing could increase the rate at which consumer demand for our homes declines and, consequently, reduce the number of homes we sell and lead to a decrease in our revenues, earnings and cash flows.

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

We currently develop and sell homes principally in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia markets. Our limited geographic diversity means that adverse general economic, weather or other conditions in either of these markets could adversely affect our results of operations and cash flows or our ability to grow our business.

Our growth strategy to expand into new geographic areas poses risks.

We may expand our business into new geographic areas outside of the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia markets. We will face additional risks if we develop communities in geographic areas or climates in which we do not have experience or if we develop a different size or style of community than those currently being developed, including:

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

As part of our business strategy, we expect to continue to review acquisition prospects in our existing markets and in new markets in the Mid-Atlantic and Southeast region or elsewhere that would complement our existing business, or that might otherwise offer growth opportunities. The identification, underwriting and negotiation of such deals is an ongoing process. We recently completed the acquisitions of Parker Chandler Homes, Inc. and Capitol Homes, Inc. While we are not currently engaged in either discussions, negotiation or due diligence with other homebuilders we may resume those activities at any time. To the extent we complete acquisitions, we may be unable to realize the anticipated benefits because of operational factors or difficulties in integrating the acquisitions with our existing business. Acquisitions entail numerous risks, including, but not limited to:

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

Investors in our Class A common stock may experience dilution with the future exercise of stock options and warrants, the grant of restricted stock and issuance of stock in connection with our acquisitions of other homebuilders.

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

Messrs. Clemente and Benson own 100% of our outstanding Class B common stock, which, together with their shares of Class A common stock, represent approximately 79.4% of the combined voting power of all classes of our voting stock. As a result, Messrs. Clemente and Benson, acting together, have control over us, the election of our board of directors and our management and policies. Messrs. Clemente and Benson, acting together, also have control over all matters requiring stockholder approval, including the amendment of certain provisions of our certificate of incorporation and bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

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

Item 3. Legal Proceedings

As manager of an affiliated entity, we exercised our option rights to purchase the project acquisition, development and construction loans made for the benefit of the North Shore project located in Raleigh, North Carolina. We subsequently issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and thereafter filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005 for a claim amount of $1.8 million as of the date of the filing. We finalized the purchase of the loans on or about September 8, 2005, issued a notice of default under the acquisition and development loan at maturity on September 30, 2005 and subsequently filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005 and initiated foreclosure proceedings on or about November 18, 2005. On or about December 22, 2005, the individual guarantor subject to the earlier suit filed a countersuit against two of our officers who were also individual guarantors under loans. We set and held a foreclosure sale on March 24, 2006 in which we were the high bidder. However, transfer of title to the property has been delayed pending judicial resolution of a suit filed on March 24, 2006 by the non-affiliated 50% owner of North Shore. On June 30, 2006, we, on our own behalf and on behalf of affiliates, filed an additional lawsuit expanding the number of party defendants, demanding equitable relief and demanding $33.0 million in damages. We have had settlement discussions with respect to resolving all of the lawsuits existing with respect to the North share project but no definitive settlement transaction resulting on dismissal of the lawsuits has been consumated.

On August 11, 2005, we were served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147.0 million project loan for the Eclipse at Potomac Yard project and a $67 million project loan at Penderbrook. The claim was arbitrated in November 2006 and in February 2007 we received a ruling of the panel of arbitrators ordering payment of $3.0 million to the claimant. We are assessing our rights of appeal with respect to this decision.

Other than the foregoing, we are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows after taking into account insurance coverage, rights to indemnification, or where appropriate, established reserves in connection with these legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Class A common stock has been traded on the Nasdaq Global Market under the symbol “CHCI” since our initial public offering on December 14, 2004. The following table sets forth the high and low sale prices of our Class A common stock, as reported on Nasdaq, for the periods indicated:

	High	Low
Fiscal Year Ended 2004
Fourth quarter	$22.10	$16.00
Fiscal Year Ended 2005
First quarter	$31.00	$18.39
Second quarter	$27.03	$18.80
Third quarter	$29.42	$17.76
Fourth quarter	$19.97	$13.34
Fiscal Year Ended 2006
First quarter	$14.69	$8.77
Second quarter	$11.60	$5.45
Third quarter	$7.20	$3.65
Fourth quarter	$6.24	$3.94

On February 28, 2007, there were approximately 26 record holders and approximately 5,074 beneficial owners of our Class A common stock. On February 28, 2007 there were two holders of our Class B common stock.

Dividends

We have never paid any cash dividends on our common stock. From time to time, our board of directors evaluates the desirability of paying cash dividends. The further payment and amount of cash dividends will depend upon our financial condition and results of operations, applicable loan covenants and other factors deemed relevant by our board of directors.

Issuer Purchases of Equity Securities

Our board of directors has previously authorized the repurchase of up to 1 million shares of our Class A common stock in one or more open market or privately negotiated transactions.

During the three months ended December 31, 2006, we did not repurchase any of our outstanding Class A common stock.

Stock Performance Graph

The following line graph compares cumulative total stockholder returns for the period from December 14, 2004, the date of our initial public offering, through December 31, 2006 for (1) our Class A common stock; (2) the Nasdaq Stock Market (U.S.) Index; and (3) the Standard & Poor’s Homebuilding Index. The graph assumes an investment of $100 on December 14, 2004, which was the first day on which our stock was listed on the Nasdaq Global Market. The calculations of cumulative stockholder return on the Nasdaq Stock Market (U.S.) Index and Standard & Poor’s Homebuilding Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our Class A common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

	Base	Indexed Returns Years Ending
	Period
Company/Index	12/14/04	12/31/04	12/31/05	12/31/06
COMSTOCK HOMEBUILDING COS	100	137.31	88.19	35.94
NASDAQ U.S. INDEX	100	100.73	102.87	113.02
S&P 500 HOMEBUILDING INDEX	100	104.68	132.52	106.01

Item 6. Selected Financial Data

The following table contains selected consolidated and combined financial information and is supplemented by the more detailed financial statements and notes thereto included elsewhere in this report. We derived the selected historical financial data shown below for 2006, 2005, 2004, 2003 and 2002 from our audited financial statements. You should read the following financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our combined consolidated financial statements and the related notes, included elsewhere in this report.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

Dollars in thousands (except per share data)

	Year ended December 31,
	2006	2005	2004	2003	2002
Revenues	$245,881	$224,305	$96,045	$55,521	$34,752
Expenses Cost of sales	216,657	156,490	63,993	41,756	26,820
Impairments and write-offs (1)	57,426	1,216	—	—	—
Selling, general and administrative	37,500	24,190	11,940	5,712	3,725
Operating (loss) income	(65,702)	42,409	20,112	8,053	4,207
Other (income) expense, net	(1,487)	(1,450)	908	(44)	10
(Loss) Income before minority interest and equity in earnings of real estate partnerships	(64,215)	43,859	19,204	8,097	4,197
Minority interest	15	30	5,260	2,297	664
(Loss) Income before equity in (loss) earnings of real estate partnerships	(64,230)	43,829	13,944	5,800	3,533
Equity in (loss) earnings of real estate partnerships	(135)	99	118	139	51
Total pre-tax (loss) income	(64,365)	43,928	14,062	5,939	3,584
Income tax (benefit) provision	(24,520)	16,366	(241)	—	—
Net (loss) income	$(39,845)	$27,562	$14,303	$5,939	$3,584
Basic (loss) earnings per share	$(2.63)	$2.14	$1.95	$0.84	$0.59
Basic weighted average shares outstanding (2)	15,148	12,870	7,347	7,067	6,074
Dilutive (loss) earnings per share	$(2.63)	$2.12	$1.95	$0.84	$0.59
Dilutive weighted average shares outstanding (2)	15,148	13,022	7,351	7,067	6,074

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$21,263	$42,167	$67,559	$17,160	$8,695
Real estate held for development and sale (1)(3)	405,144	263,802	104,326	65,272	20,192
Total assets	517,429	431,319	304,507	90,184	33,971
Notes payable	265,403	143,657	76,628	61,062	17,203
Subordinated debt	30,000	—	—	—	—
Total liabilities	393,173	285,843	239,586	71,746	21,574
Minority interest	371	400	2,695	11,413	8,790

(1)	During the year ended December 31, 2006 the Company recorded impairment charges and write-offs of option deposits and related feasibility costs. The inclusion of these charges makes year to year comparisons difficult and should be considered when evaluating results of operations in relation to earlier years.

(2)	Shares outstanding of our predecessor for prior years have been adjusted to account for shares issued to the owners of our predecessor in connection with the initial public offering of our common stock.

(3)	During 2006 the Company acquired Parker Chandler Homes, Inc. in Atlanta, GA and Capitol Homes, Inc. in Raleigh, NC.

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

Overview

We engage in the business of residential land development, production home building and high-rise condominium development in the greater Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia markets. Our business was started in 1985 by Christopher Clemente, our Chief Executive Officer, as a residential land developer and home builder focused on the luxury home market in the northern Virginia suburbs of Washington, D.C. In 1992, we repositioned ourselves as a production home builder focused on moderately priced homes in areas where we could more readily purchase finished building lots through option contracts. In 1997, we entered the Raleigh, North Carolina market. In 2006, we entered the Charlotte, North Carolina, Myrtle Beach, South Carolina and Atlanta, Georgia markets through the acquisition of Parker Chandler Homes, Inc. In late 2006 we exited the Myrtle Beach, SC market and in early 2007 we plan to exit the Charlotte, NC market.

In the late 1990s, in response to increasing competition for finished lots, we diversified our product base to include multiple product types and home designs and we rebuilt our in-house land development department to include significant experience in both land development operations and land entitlement expertise. Our strategic goal was to secure and control a pipeline of diversified land inventory at various stages of entitlement, thus reducing our dependence on other land developers for finished building lots and improving our ability to control our growth.

In 2005 we became involved in the business of converting existing rental apartment properties to for-sale condominium projects. This process involves the purchase of existing structures which are occupied by tenants with leases of varying duration. When we purchase these properties we subdivide the units and form a condominium association. In these projects we have and continue to invest capital in the improvement of the common areas and exteriors. In the past, our strategy was that as the tenants’ leases expired we renovated the interiors of the apartments and then sold each apartment as an individual condominium unit. In recent months our business model has changed due to market conditions. In response to slowed absorption at these projects we have elected to continue to lease unsold inventory to renters. We have not abandoned our intent to sell the units as condominiums over time but we have chosen to manage the properties as rental assets to offset the debt service associated with holding the assets for sale. In certain cases we have sold condo conversion units in bulk to rental project investors and operators. We do not expect to continue to acquire additional condominium conversion and similar projects.

In recent years, our financial results have been influenced significantly by the availability of building lots, the timing of entitlement processes, the mix of products available for sale and the timing of settlements. The amount of time that it takes to bring a new development to market varies greatly depending on, among other things, the location and jurisdiction, governmental zoning and permitting processes, site development conditions, weather conditions, and the type of product to be constructed on the subject site. There can be a six to 36-month lag time between the time we contract to purchase a site and the time we begin developing and/or delivering homes on the site. For example, a site that requires entitlement processing takes longer than a site where we purchase finished building lots. Additionally, condominium homes take longer to construct than townhouses and single-family homes and high-rise developments take longer to construct than low-rise developments. As a result of this lag, it has been our experience that an increasing lot inventory in one period does not necessarily correlate to increasing sales in the immediately following periods. Thus, there are both market risks and benefits associated with the lag time between controlling a property and realizing revenue from the property.

We can experience significant variation from one period to the next with respect to average price per new order and average settlement revenue. This variation often results from shifts in the mix of products being sold during the period. While it is most typical that single-family homes are priced higher than townhouses or condominiums, it is possible that during a given period, orders and deliveries may include townhouses, based on location, that price higher than single-family homes. Likewise, in any project in any period, condominium units may produce higher average per unit sales prices and/or settlement revenues. Lower average per unit orders or settlements does not necessarily indicate that margins have been eroded or that profits have been reduced. Average settlement revenue can be both higher and lower than average price per new order in the prior period based on the mix of available product for sale.

Our general business strategy is to focus on for sale residential real estate development opportunities in the southeastern United States that afford us the ability to produce products at price points where we believe there is significant and consistent long-term demand for new housing. We believe the housing industry is cyclical in nature. We recognize that current market conditions are extremely challenging. Accordingly, we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet and positioning the Company for future growth when market conditions improve. In order to protect our liquidity we have adopted a conservative approach to land acquisition and investment and have taken a patient approach with respect to market expansion. We believe that by doing so we are enhancing our ability to take advantage of attractive real estate investment opportunities in our core markets as market conditions improve. At December 31, 2006, we either owned or controlled under option agreements over 5,700 building lots.

For the 12 month periods ended December 31, the approximate average order prices for our market rate homes (which exclude county government mandated affordable housing program units required to be sold at a discount) were as follows:

	Twelve Months Ended December 31,
	2006
	Washington Metro	North
	Area	Carolina	Georgia	Total

New orders	503	169	122	794
New order revenues	$119,877	$42,257	$32,605	$194,739
Average new order price	$238	$250	$267	$245
Settlements	675	132	107	914
Settlement revenue	$180,182	$32,255	$27,657	$240,094
Average settlement price	$267	$244	$258	$263
Backlog units	285	45	15	345
Backlog	$123,081	$13,245	$4,948	$141,274
Average backlog price	$432	$294	$330	$409

	2005
	Washington Metro	North
	Area	Carolina	Georgia	Total

New orders	598	33	—	631
New order revenues	$218,684	$11,575	—	$230,259
Average new order price	$366	$351	—	$365
Settlements	570	33	—	603
Settlement revenue	$204,933	$11,330	—	$216,263
Average settlement price	$360	$343	—	$359
Backlog units	438	37	—	475
Backlog	$190,378	$3,443	—	$193,821
Average backlog price	$435	$93	—	$408

	2004
	Washington Metro	North
	Area	Carolina	Georgia	Total

New orders	608	—	—	608
New order revenues	$224,292	—	—	$224,292
Average new order price	$369	—	—	$369
Settlements	263	—	—	263
Settlement revenue	$87,008	—	—	$87,008
Average settlement price	$331	—	—	$331
Backlog units	329	—	—	329
Backlog	$174,600	—	—	$174,600
Average backlog price	$531	—	—	$531

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect of SFAS 157 on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to the opening balance of retained earnings and is not expected to have a significant impact on the Company’s consolidated financial position. The adoption of FIN 48 may cause greater volatility in the effective tax rate going forward. The Company expects to record a benefit of approximately $1,194 as a benefit to opening retained earnings as a result of the adoption of FIN 48.

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

Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows. A write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling prices less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, an impairment write-down is recorded. The evaluation of future cash flows and fair value of individual properties requires significant judgment and assumptions, including estimates regarding expected sales prices, development absorption and remaining development costs. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded. As discussed in Note 5 in the accompanying financial statements, we recorded impairment charges of $9.5 million in second quarter 2006, $1.8 million in third quarter 2006 and $39.9 million during the fourth quarter of 2006.

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

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

Orders, backlog and cancellations

Net new orders for the year ended December 31, 2006 decreased $35.5 million, or 15.4%, to $194.7 million on 794 homes as compared to $230.3 million on 631 homes for the year ended December 31, 2005. The 187 unit increase in new orders was primarily attributable to increased condominium and bulk condominium conversion sales at Carter Lake and Countryside which were offset by decreases in sales at our Eclipse project which was substantially pre-sold in 2005. The Company’s 2006 acquisitions of Parker Chandler Homes Inc., and Capitol Homes Inc., in the Georgia and North Carolina markets, contributed approximately 122 and 91 new order units, respectively.

The average sale price per new order for the year ended December 31, 2006 decreased by $120,000 to $245,000 as compared to $365,000 for the year ended December 31, 2005. The decrease in average sales price per new order is attributable to lower priced product offerings in our North Carolina and Georgia markets, higher sales of lower priced condominiums, discounted bulk sales of condominium conversion units and general price decreases throughout in response to slower demand throughout our markets as compared to 2005. Our backlog at December 31, 2006 decreased $49.1 million, or 27.4%, to $141.3 million on 345 homes as compared to our backlog at December 31, 2005 of $190.4 million on 475 homes. Of the Company’s December 31, 2006 backlog, approximately $116.5 million is derived from 258 orders at the Company’s Eclipse on Center Park at Potomac Yard project, of which $46.1 million on 134 units settled in the fourth quarter of 2006.

Our average cancellation rate for the year ended December 31, 2006 was approximately 17.3% on 989 gross new orders compared to cancellation rate of 14.6% on 730 gross new orders for the comparable period in 2005. Cancellations were most prevalent in the greater Washington, DC market where we experienced 122 cancellations on 665 gross new orders or 18.8%. At the Eclipse project we experienced 35 cancellations on 46 new orders although most of the cancellations we related to contracts entered into in 2004. In the Raleigh market our cancellation rate was 3.4% on six cancellations out of 175 gross new orders and in the Atlanta market our cancellation rate was 26.2% on 43 cancellations out of 164 gross new orders. We believe that the high rate of cancellations in our Atlanta market was due in part to the first-time buyer orientation of our products as well as a slowing of the resale market for our move-up buyers.

Revenues

The number of homes delivered in the year ended December 31, 2006 increased by 51.6%, or 311 homes, to 914 from 603 homes in the year ended December 31, 2005. Average revenue per home delivered decreased by approximately $96,000 or 27% to $263,000 for the year ended December 31, 2006 as compared to $359,000 for the year ended December 31, 2005. In December 2006, the Company delivered an additional 30 bulk sale units at its Countryside condominium project to a related party purchaser who is a former officer of the Company for $4.2 million and subsequently entered into a marketing and sales agreement with the buyer to sell the units on his behalf. Because the Company will participate in the profits of the sales, the Company is deemed to have an on-going involvement and as such the revenue from the sale of these units was deferred and will be recognized along with the revenue generated from the marketing agreement as Other Revenue at the time the units are delivered to subsequent purchasers.

Homebuilding revenues increased by $23.8 million, or 11.0%, to $240.1 million for the year ended December 31, 2006 as compared to $216.3 million for the year ended December 31, 2005. The total number of homes delivered and total homebuilding revenue for the year ended December 31, 2006 includes 259 homes and $40.0 in revenue related to the bulk sale of the Company’s Carter Lake condominium conversion project. The Company delivered this project in its entirety to a rental operator during November 2006.

Excluding the sale of Carter Lake, the increase in the number of units delivered is attributable to the company’s Eclipse project which delivered 134 units, and the Company’s expansion in the North Carolina and Atlanta markets as a result of the acquisition of Capitol Homes Inc. and Parker Chandler Homes Inc. During the year ended December 31, 2006 we delivered 705 homes in Raleigh and 107 homes in Atlanta as compared to 132 homes in Raleigh and 0 homes in Atlanta for the year ended December 31, 2005. The decrease in revenues and average revenue per home is attributable to lower priced product offerings in our North Carolina and Georgia markets, higher sales of lower priced condominiums and condominium conversion units and general decreases in the prices of homes as compared to 2005.

Other Revenues

Other revenue for the year ended December 31, 2006 decreased by $2.2 million, or 27.5% to $5.8 million, as compared to $8.0 million for the year ended December 31, 2005. Other revenue for the year ended December 31, 2005 and 2004 includes lot sales made to third parties, revenue associated with the Company’s Settlement Title Services division, management fees received from Comstock Asset Management Inc. (as discussed in Note 12), and revenue received from a marketing services alliance. The decrease is attributable to lower overall lot sales during 2006 as compared to 2005. The Company considers a sale to be from homebuilding when there is a structure built on the lot when it is sold. Sales of lots occur, and are included in Other Revenues, when the Company sells raw or finished home sites in advance of any substantial home construction.

Cost of Sales and Cost of sales other

Cost of sales for the year ended December 31, 2006 increased $57.4 million, or 37.2%, to $211.4 million, or 88.1% of homebuilding revenue, as compared to $152.9 million, or 70.7% of revenue, for the year ended December 31, 2005. The 17.4 percentage point increase in cost of sales as a percentage of homebuilding revenue for the year ended December 31, 2006 is attributable to several factors. Due to weakening market conditions, we have extended the sales cycle of many of our projects, which in turn has increased direct costs per unit by increasing the amount of real estate tax, interest and overhead capitalized to the project. In many cases, since we relive our capitalized costs pro-rata to the individual lots, fewer remaining lots must absorb increased costs. In addition, we have experienced pricing concessions and increases in material and labor costs throughout our markets. Due to the factors stated above, the Company expects costs of sales as a percentage of revenue to continue to face additional upward pressure until general market conditions improve, costs of materials moderate and new inventory is acquired. Cost of sales other for the year ended December 31, 2006 increased by $1.6 million, or 44.4% to $5.2 million, as compared to $3.6 million for the year ended December 31, 2005. Cost of sales other for the year ended December 2006 and 2005 includes expenses associated with lot sales made to third parties and expenses associated with the management of the Company’s Settlement Title Services division. Cost of sales other as a percentage of other revenue was 89.7% and 45.0% for the year ended December 31, 2006 and 2005 respectively. The 44.7 percentage point increase in cost of sales other as a percentage of other revenue is due to the Company selling lots at book value to exit underperforming projects as compared to sales of lots for a gain in 2005.

Impairments and write-offs

As discussed in Note 3 in the accompanying notes to the financial statements, the Company, for the year ended December 31, 2006 and 2005, recorded impairment charges of $51.2 and $1.2 million, respectively. For the year ended December 31, 2006 the Company wrote-off $6.2 million related to deposits on forfeited option contacts, value assigned to forfeited option contracts and related feasibility costs. Based on management’s assessment of current market conditions and estimates for the future, the Company believes there are no additional impairments warranted at this time. However, if market conditions continue to deteriorate or actual costs are higher than budgeted, the Company would be required to re-evaluate the recoverability of its real estate held for development and sale and may incur additional impairment charges. Total impairments and write-offs were taken in all of our geographic regions, with approximately $26.8 million, $7.5 million and $23.1 million in the Washington metro area, North and South Carolina and Georgia, respectively. The bulk of the Company’s impairments, $36.4 million, were recorded at December 31, 2006 based on the continuing need for price concession the weakening of pricing power and increasing inventory costs resulting from the capitalization of interest, overheads and real estate taxes.

At December 31, 2006, the Company had approximately $3.8 million related to non-refundable option deposits to purchase real estate. In addition, the Company has approximately $7.9 million related to feasibility costs incurred on projects under option agreements or under feasibility study periods. The Company is in the process of re-negotiating its remaining option contracts for both price concessions and deferral of scheduled lot purchases. The Company could incur additional write downs in the event the Company is not successful in renegotiating terms of existing option contracts and choose to cancel its option and not close on the underlying land.

Selling, general and administrative expenses

Selling, general and administrative costs for the year ended December 31, 2006, increased $13.3 million or 55.0% to $37.5 million, as compared to $24.2 million for the year ended December 31, 2005. Selling, general and administrative expenses represented 15.3% of total revenue for the year ended December 31, 2006, as compared to 10.8% for the year ended December 31, 2005.

This increase was the result of additional staffing and related compensation costs of $5.2 million, increased media and other marketing related costs of $2.5 million, office and model rent of $1.2 million, feasibility and consulting fees of $2.4 million, and legal fees of $ 0.4 million, and general administrative expenses including depreciation and amortization of $1.6 million.

In addition, our acquisition during the year of both Parker Chandler Homes and Capitol Homes increased our selling, general and administrative expenses by $4.7 million and $1.2 million, respectively.

Operating income

Operating income for the year ended December 31, 2006 decreased $108.1 million to $(65.7) million as compared to $42.4 million for the year ended December 31, 2005. Operating margin for the year ended December 31, 2006 was (26.7%) compared to 18.9% for the year ended December 31, 2005. The decrease in operating margin is primarily attributable to $57.4 million of impairments and write-offs for the year ended December 31, 2006 as compared to $1.2 million for the year ended December 31, 2005. Net of impairments and write-offs, operating loss for the year ended December 31, 2006 was $(8.3) million which represents a decrease of $50.7 million as compared to the year ended December 31, 2005. The additional decrease over the impairments and write-offs is attributable to higher costs of sales as a percentage of revenue and increased selling, general and administrative expenses as a percentage of total revenue.

Other (income) expense, net

Other (income) expense, net increased by $37,000 to net other income of $1.5 million for the year ended December 31, 2006 as compared to net other income of $1.5 million for the year ended December 31, 2005.

Income before minority interest

Income before minority interest decreased by $106.1 million, or 241.8%, to $(64.2) million for the year ended December 31, 2006 as compared to $43.9 million for the year ended December 31, 2005. The decrease is consistent with the decrease in Operating Income detailed above.

Minority interest

Minority interest expense decreased by $15,000 to $15,000 for the year ended December 31, 2006 as compared to $30,000 for the year ended December 31, 2005. This decrease is the primarily the result of a slower pace of deliveries at the Company’s Comstock North Carolina subsidiary in which there is a small minority partner who retained its interest at the initial public offering when all other minority interests were purchased by Comstock Homebuilding Companies, Inc.

Income taxes

Income tax (benefit) expense for the year ended December 31, 2006 was $(24.5) million compared to $16.4 million for the year ended December 31, 2005. Our combined effective tax rate including both current and deferred provisions for the year ended December 31, 2006 was 38.1% as compared to 37.3% for the year ended December 31, 2005.

Year ended December 31, 2005 compared to year ended December 31, 2004

Orders and Backlog

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

Our backlog at December 31, 2005 increased $15.8 million, or 9.1%, to $190.4 million on 475 homes as compared to our backlog at December 31, 2004 of $174.6 million on 329 homes. Of our December 31, 2005 backlog, approximately $157.6 million is derived from 390 sold units at our Eclipse on Center Park at Potomac Yard project.

Revenues

The number of homes delivered in the year ended December 31, 2005 increased by 129.3.0% to 603 from 263 homes in the year ended December 31, 2004. Average revenue per home delivered increased by approximately $28,000 to $359,000 for the year ended December 31, 2005 as compared to $331,000 for the year ended December 31, 2004. Homebuilding revenues increased by $129.3 million, or 148.6%, to $216.3 million for the year ended December 31, 2005 as compared to $87.0 million for the year ended December 31, 2004. The increase in deliveries and revenues from December 31, 2004 to December 31, 2005 is primarily attributable to settlements from the opening of new communities and the release of inventory for sale at projects such as Penderbrook (180 units), Villas at Countryside (53 units), Bellemeade Farms (21 units), Woodlands at Round Hill (17 units) and Commons on William Square (56 units). In addition, we generated 33 settlements in 2005, as a result of its merger with Comstock Service in December 2004.

Other Revenue

Other revenue for the year ended December 31, 2005 decreased by $1.0 million, or 11% to $8.0 million, as compared to $9.0 million for the year ended December 31, 2004. Other revenue for the year ended December 31, 2005 and 2004 includes lot sales made to third parties, revenue associated with our Settlement Title Services division, management fees received from Comstock Asset Management Inc. (as discussed in Note 12), and revenue received from a marketing services alliance. For the year ended December 31, 2004, other revenue included revenues associated with the management of Comstock Service. The decrease in other revenue was primarily the result of not recording management revenues from Comstock Service, which was merged into Comstock Homebuilding on December 17, 2004.

Cost of sales and selling, general and administrative expenses.

Cost of sales for the year ended December 31, 2005 increased $96.7 million, or 168.8%, to $154.1 million, or 71.3% of homebuilding revenue, as compared to $57.3 million, or 65.9% of revenue, for the year ended December 31, 2004. The 5.4 percentage point increase in cost of sales for the year ended December 31, 2005 is primarily attributable to lower margins on sales in the North Carolina market and the increase in settlements from the opening of our condominium conversion projects.

As discussed above, Comstock Service, our North Carolina division, was merged into Comstock Homebuilding on December 17, 2004. Due to current market conditions in the North Carolina market, which have caused extended hold and carry periods between acquisition and delivery, we experienced lower margins on its North Carolina settlements, as compared to margins in the Washington, DC market, primarily due to increasing interest and overhead carrying costs and modest revenue concessions. In addition, as discussed in Note 5 in the accompanying financial statements, we recorded a $1.2 million impairment charge on the carrying value of real estate held for development and sale at Kelton II, a townhouse community in Raleigh, North Carolina. For 2005, our North Carolina’s projects accounted for 5.5% of our total settlements and 5.2% of total homebuilding revenues. Cost of sales as a percentage of revenue for our North Carolina division was approximately 84.2%

In addition, our newly opened condo conversion projects experienced lower margins than our traditional homebuilding projects due to the nature of a conversion project in which we buy an existing structure, adds value through upgrades and sells the renovated units with a focus on affordability. As a result, costs of sales tend to be higher as a percentage of revenue than our new construction projects. For 2005, our condo conversion projects accounted for 42.1% of our total settlements and 30.1% of total homebuilding revenues. Cost of sales as a percentage of revenue for our condo conversion projects was approximately 86.1%.

Cost of sales other for the year ended December 31, 2005 decreased by $3.1 million, or 45.8% to $3.6 million, as compared to $6.7 million for the year ended December 31, 2004. Cost of sales for the year ended December 2005 and 2004 includes expenses associated with lot sales made to third parties and expenses associated with the management of our Settlement Title Services division. For the year ended December 2004, cost of sales other also included expenses associated with the management of Comstock Service, which was merged into Comstock Homebuilding on December 17, 2004. The decrease for the year ended December 31, 2005, as compared to 2004, was primarily the result not recording costs associated with the management of Comstock Service.

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

Operating income

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

Other (income) expense, net

Other (income) expense, net increased by $2.4 million to net other income of $1.5 million for the year ended December 31, 2005 as compared to net other expense of 908,000 for the year ended December 31, 2004. The increase in other (income) expense is primarily attributable to interest earned on our cash balances generated as a result of the proceeds from our initial and follow on public offering.

Income before minority interest

Our income before minority interest increased by $24.7 million, or 228%, to $43.9 million for the year ended December 31, 2005 as compared to $19.2 million for the year ended December 31, 2004. Net margins as a percentage of revenues remained consistent at approximately 20% for the year ended December 31, 2005 and 2004.

Minority interest

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

Income taxes

On December 17, 2004, we reorganized from a group of S-corporations to a C-corporation. As a result, we were subject to income taxes for only 14 days during 2004. Income tax expense for the year ended December 31, 2005 was $16.4 million compared to $(241,000) for the year ended December 31, 2004. Our combined effective tax rate including both current and deferred provisions for the year ended December 31, 2005 was 37.3%.

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

In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. Our overall borrowing capacity may be constrained by loan covenants which limit the ratio of our total liabilities to our total equity. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital than would be required if we built each project with long-term amortizing debt. At December 31, 2006, we had approximately $ 295.4 million of debt financing and $21.3 million of unrestricted cash. Credit markets are tightening as a result of the slowing of demand for residential for-sale housing and the oversupply of speculative inventory in the market. In spite of this, we believe that internally generated cash, borrowings available under existing and new credit facilities and access to public debt and equity markets will provide us with sufficient access to capital to meet our existing and expected capital needs.

Credit Facilities

A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 190 to 375 basis points over the LIBOR rate and from 25 to 100 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At December 31, 2006, the one-month LIBOR and prime rates of interest were 5.32% and 7.25%, respectively, and the interest rates in effect under our existing secured revolving acquisition, development and construction credit facilities ranged from 7.22% to 9.07%. For information regarding risks associated with our level of debt and changes in interest rates, see “Business-Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

On May 26, 2006 we entered into $40 million Secured Revolving Borrowing Base Credit Facility for the financing of entitled land, land under development, construction and letters of credit. All letters of credit issued will also be secured by collateral in the facility. Funding availability will be limited to compliance with a borrowing base and facility covenants. As of December 31, 2006, $40.0 million was outstanding with this facility. At December 31, 2006 we were not in compliance with the financial covenants of this credit facility, however the lender did not issue a notice of default as was their right. In February 2007 we entered into a Forbearance Agreement with the lender which reduced the covenants and eliminated the ability of the lender to claim an event of default as a result of non-compliance with the financial covenants of the original loan. The Forbearance Agreement runs through March 2008.

On May 4, 2006 we closed on a $30 million Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. As of December 31, 2006, we were not in compliance with the financial covenants of the Note, however the lender did not issue a notice of default as was their right. In March 2007 we retired the original notes and entered into a new 10-year $30 million Senior Secured Note Offering with the same lender at the same interest rate. We are in compliance with all covenants associated with the new notes.

As of December 31, 2006, we had $8.1 million outstanding to Key Bank. Under the terms of the loan agreement, we are required to maintain certain covenants. As of December 31, 2006 we were not in compliance with the interest coverage covenant of the loans by which we are required to maintain a specified EBITDA to debt service ratio, however the lender did not issue a notice of default as was their right. In January 2007 we entered into loan modification agreements lower the interest coverage ratio. We are in compliance with the loans as modified.

As of December 31, 2006 we had $10.3 million outstanding to M&T Bank. Under the terms of the loan agreement, we are required to maintain certain covenants. As of December 31, 2006 we were not incompliance with both the interest coverage covenant of the loans by which we are required to maintain a specified EBITDA to debt service ratio and the minimum tangible net worth covenant, however the lender did not issue a notice of default as was their right. In March 2007 we entered into loan modification agreements lower the interest coverage ratio and the tangible net worth covenant. We are in compliance with the loans as modified.

On October 24, 2006 we received a purported notice of default under a $46 million credit facility with Bank of America related to our Bellemeade condominium project in Leesburg, Virginia. We disputed the notice and received a stand-still agreement from Bank of America until December 29, 2006. During the term of the stand-still agreement we had a $26 million secured loan and a $10 million unsecured loan mature. Prior to the expiration of the stand-still agreement we negotiated a settlement with Bank of America whereby the bank withdrew the purported notice of default in connection with a $26 million reduction in the secured loan (from proceeds of the $40 million sale of the collateral) and a $5 million reduction in the outstanding balance of the unsecured loan. All other curtailments were extended. All financial covenants of the Company with Bank of America were removed as part of the settlement.

In December 2005 the Company entered into a $147 million secured, limited recourse loan with Corus Bank related to our Eclipse project. Under the terms of the loan there is a single deed of trust covering two loan traunches.

The two traunches have varying interest rates with Traunche A at LIBOR plus 375 basis points and Traunche B at 16.0%. At December 31, 2006 our outstanding balance under this loan was $85.7 million.

From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of December 31, 2006, only one unsecured credit facility remained in place. And at December 31, 2006 the annual variable interest rate on the facility was 7.52% and $5.0 million was outstanding under the facility. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.

Many of our loan facilities contains Material Adverse Effect Clauses which if invoked could create an event of default under the loan. In the event all our loans were deemed to be in default as a result of a Material Adverse Effect, our ability to meet our capital and debt obligations would be compromised.

As illustrated by the following debt maturity schedule, we have a significant amount of debt maturing in 2007. In our industry, it is customary for secured debt to be renewed until a project is complete but we have no assurance that this will be the case with our debts. Our recently reported and cured loan covenant violations, may impact our ability to renew and extend our debt.

As of December 31, 2006, future maturities of our borrowings are as follows:

Year ending December 31,
2007	$205,922
2008	16,986
2009	39,981
2010	2,514
2011 and thereafter	30,000

Total	$295,403

We are considering replacing our credit facilities with one or more larger facilities, which may reduce our aggregate debt financing costs. We would be the borrower and primary obligor under this larger facility or facilities, and we anticipate the indebtedness would be secured, non-recourse and based on an available borrowing base.

Cash Flow

Net cash provided by/(used in) operating activities was $(86.4) million for the year ended December 31, 2006, $(131.1 million) for the year ended December 31, 2005 and $11.1 million for the year ended December 31, 2004. In 2006, the primary source for the decrease in cash used in operating activities was attributable to investment in real estate held for development and sale resulting from our acquisitions of Parker Chandler Homes, Inc. and Capitol Homes, Inc. as well as our continued construction of our Eclipse project. In 2005, the primary source for the increase in cash used in operating activities was attributable to increased investments in real estate held for development and sale. In 2004, the primary source of the increase in cash from operating activities was attributable to increases in net income and accounts payable which were only partially offset by increased investments in real estate held for development and sale.

Net cash provided by/(used in) investing activities was $(17.8) million for the year ended December 31, 2006, $0.7 million for the year ended December 31, 2005 and $1.0 million for the year ended December 31, 2004. In 2006, the primary source of the decrease in cash from investing activities was attributable to business acquisitions, net of cash acquired. In 2005, the primary source of the increase in cash from investing activities was attributable to the return of capital in the amount of $1.0 million upon the redemption of our investment in TCG Fund I. In 2004, the primary source of the increase in cash from investing activities was attributable to cash received from the acquisition of Comstock Service as discussed in Note 1 of the accompanying notes to consolidated financial statements.

Net cash provided by/(used in) financing activities was $83.3 million for the year ended December 31, 2006, $105.0 million for the year ended December 31, 2005 and $38.3 million for the year ended December 31, 2004. The primary source of the increase in cash from financing activities for the year ended December 31, 2006 was the proceeds from notes and other indebtedness as well as the proceeds an equity offering in May 2006. The primary source of the increase in cash from financing activities for the period ended December 31, 2005 was attributable to net proceeds from our follow on public offering and increased borrowings from our credit facilities The primary source of the increase in cash from financing activities for the period ended December 31, 2004 was the net proceeds received from our initial public offering which were partially offset by distributions paid to stockholders.

Recent Acquisitions

In May 2006, we completed the acquisition of Capitol Homes, Inc., in the Raleigh, North Carolina area. The acquisition price was approximately $7.5 million plus the assumption of approximately $20.6 million in liabilities. The results of Capitol Homes, Inc. are included in the accompanying financial statements from the period May 5, 2006 to September 30, 2006. The acquisition added approximately 1,350 lots in 13 communities to our inventory of controlled land.

In January 2006, we completed the acquisition of Parker Chandler Homes, Inc. in the Atlanta, Georgia area. The acquisition price was approximately $10.4 million plus the assumption of approximately $63.8 million in debt. The results of Parker Chandler, Inc. are included in the accompanying financial statements from the period January 19, 2006 to December 31, 2006. The acquisition added over 1,500 lots to our inventory of controlled land.

Subsequent Events

In February 2007 we received a ruling from a panel of arbitrators ordering payment of approximately $3.0 million with respect to an allegation of a loan brokerage fee being owed for placement of a $147.0 million project loan for the Eclipse at Potomac Yard project and a $67.0 million project loan at Penderbrook. We are assessing our rights of appeal with respect to this decision.

In February 2007 we entered into a limited recourse $28.0 million loan agreement with Guggenheim Capital Partners to refinance an existing loan with Corus Bank. The new loan has a term of 3 years and bears a floating interest rate of LIBOR + 500 basis points.

In January 2007 we entered into a contract to sell 110 lots at our Massey Preserve project in Raleigh, NC to another builder in two takedowns. The first closing on 55 lots occurred in February 2007 for proceeds of $3.6 million. The second takedown is scheduled to occur in July 2007.

On May 4, 2006 we closed on a $30 million Junior Subordinated Note Offering. The term of the note was thirty years which could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points for the remaining twenty-five years. In March 2007 we retired the original Junior Subordinated Note and entered into a new 10-year $30 million Senior Secured Note Offering with the same lender at the same interest rate.

	Payments due by period
		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
	(In thousands)

Notes payable(1)	$295,403	$205,922	$59,481	$—	$30,000
Operating leases	$3,423	$1,231	$2,187	$5	$—
Capital leases	$237	$86	$151	$—	$—

Total	$299,063	$207,239	$61,819	$5	$30,000

(1)	Notes payable includes estimated interest payments based on interest rates in effect at December 31, 2006.

Notes payable have an undefined repayment due date and are typically due and payable as homes are settled.

We are not an obligor under, or guarantor of, any indebtedness of any party other than for obligations entered into by the subsidiaries of one of the now-consolidated primary holding companies.

We have no off-balance sheet arrangements except for the operating leases described above.

As discussed in Note 3 in the accompanying consolidated financial statements as of December 31, 2006, the Company has posted aggregate non-refundable deposits of $3.8 million on $37.0 million worth of land purchase options.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of December 31, 2006, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $2.4 million in a fiscal year, which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price option contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2006. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have each concluded that our disclosure controls and procedures as of December 31, 2006 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, based on criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2006, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting as of December 31, 2006, which is included herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual

Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) Financial Statements

(1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2) Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits

Exhibit
Number	Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
4.1(1)	Specimen Stock Certificate
10.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.
10.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.
10.3(1)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.
10.4(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia
10.5(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan Agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia
10.6(2)	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.
10.7(2)	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.
10.8(2)	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.
10.9(1)	Form of Indemnification Agreement

Exhibit
Number	Exhibit

10.10(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.
10.11(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.
10.12(1)	2004 Long-Term Incentive Compensation Plan
10.13(1)	Form of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan
10.14(2)	Form of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan
10.15(1)	Employee Stock Purchase Plan
10.16(1)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC
10.17(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.
10.18(2)	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC
10.19(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.
10.20(1)	Employment Agreement with Christopher Clemente
10.21(1)	Employment Agreement with Gregory Benson
10.22(1)	Employment Agreement with Bruce Labovitz
10.23(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente
10.24(1)	Confidentiality and Non-Competition Agreement with Gregory Benson
10.25(1)	Confidentiality and Non-Competition Agreement with Bruce Labovitz
10.26(2)	Description of Arrangements with William Bensten
10.27(2)	Description of Arrangements with David Howell
10.28(1)	Trademark License Agreement
10.29(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.
10.30(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.
10.31(3)	Agreement of Purchase and Sale, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bellemeade Farms Investors, LLC et. al.
10.32(3)	Loan Agreement, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bank of America, N.A.
10.33(3)	Guaranty Agreement, dated September 28, 2005, by the Registrant in favor of Bank of America, N.A.
10.34(4)	Life Insurance Reimbursement Agreement with William P. Bensten
10.35(4)	Life Insurance Reimbursement Agreement with Bruce Labovitz
10.36(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson
10.37(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.
10.38(5)	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006
10.39(5)	Loan Agreement, dated January 31, 2006, by and between Comstock Carter Lake, L.C. and Bank of America, N.A.
10.40(5)	Guaranty Agreement, dated January 31, 2006, by the Registrant in favor of Bank of America, N.A.

Exhibit
Number	Exhibit

10.41(6)	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein
10.42(6)	Form of warrant.
10.43(7)	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006
10.44(7)	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006
10.45(7)	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006
10.46(7)	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006
10.47*	Letter, dated October 18, 2007, from Friedlander, Misler, Sloan, Kletzkin & Ochsman, PLLC to the Registrant and Comstock Bellemeade, L.C.
10.48*	Purchase and Sale Agreement by and between Comstock Countryside L.C. and Merion-Loudon, LC, dated as of December 21, 2006
10.49*	Marketing and Sale Agreement by and between Comstock Countryside LC and Merion-Loudon, LC, dated as of December 21, 2006
10.50*	Consulting Agreement with The Merion Group, L.C., dated as of December 21, 2006
10.51*	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Highland Avenue Properties, LLC and Bank of America, N.A.
10.52*	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.
10.53*	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Homes of Atlanta, LLC, Comstock Homes of Myrtle Beach, LLC and Bank of America, N.A.
10.54*	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.
10.55*	First Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Bellemeade, L.C., Bank of America, N.A. and Lenka E. Lundsten
10.56*	Second Loan Modification Agreement, dated as of December 22, 2006, by and between the Registrant and Bank of America, N.A.
14.1(2)	Code of Ethics
21.1*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

(2)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.

(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.

(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.

(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.

(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2005.

(7)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Comstock Homebuilding Companies, Inc.

We have completed integrated audits of Comstock Homebuilding Companies, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Comstock Homebuilding Companies, Inc. at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

McLean, Virginia
March 16, 2007

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$21,263	$42,167
Restricted cash	12,326	10,800
Receivables	4,555	6,365
Note receivables	—	1,250
Due from related parties	4,053	2,899
Real estate held for development and sale	405,144	263,802
Inventory not owned — variable interest entities	43,234	89,890
Property, plant and equipment, net	2,723	605
Investment in real estate partnership	(171)	(35)
Deferred income tax	10,188	2,545
Other assets	14,114	11,031

TOTAL ASSETS	$517,429	$431,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	55,680	59,131
Due to related parties	1,140	40
Obligations related to inventory not owned	40,950	83,015
Notes payable	265,403	142,994
Junior subordinated debt	30,000	—
Notes payable — related parties	—	663

TOTAL LIABILITIES	393,173	285,843

Commitments and contingencies (Note 15)
Minority interest	371	400

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 14,129,081 and 11,532,442 issued and outstanding, respectively	141	115
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	147,528	126,461
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	—
(Accumulated deficit) retained earnings	(21,372)	18,473

TOTAL SHAREHOLDERS’ EQUITY	123,885	145,076

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$517,429	$431,319

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2006	2005	2004

Revenues
Sale of real estate — Homes	$240,093	$216,265	$87,003
Other revenue	5,788	8,040	9,042

Total revenue	245,881	224,305	96,045
Expenses
Cost of sales of real estate	211,408	152,886	57,339
Cost of sales of other	5,249	3,604	6,654
Impairments and write-offs	57,426	1,216	—
Selling, general and administrative	37,500	24,190	11,940

Operating (loss) income	(65,702)	42,409	20,112
Other (income) expense, net	(1,487)	(1,450)	908

(Loss) income before minority interest and equity in (loss) earnings of real estate partnership	(64,215)	43,859	19,204
Minority interest	15	30	5,260

(Loss) income before equity in (loss) earnings of real estate partnership	(64,230)	43,829	13,944
Equity in (loss) earnings of real estate partnership	(135)	99	118

Total pre tax (loss) income	(64,365)	43,928	14,062
Income taxes (benefit) provision	(24,520)	16,366	(241)

Net (loss) income	$(39,845)	$27,562	$14,303

Basic (loss) earnings per share	$(2.63)	$2.14	$1.95
Basic weighted average shares outstanding	15,148	12,870	7,347

Diluted (loss) earnings per share	$(2.63)	$2.12	$1.95
Diluted weighted average shares outstanding	15,148	13,022	7,351

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

							Additional		Retained
	The Comstock Companies		Class A		Class B		paid-in	Treasury	earnings
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	(deficit)	Total

Balance at December 31, 2003	3,558	$3	—	$—	—	$—	$1,493	$—	$5,529	$7,025
Distributions	—	—					—		(5,668)	(5,668)
Issuance of common stock in Homebuilding on June 7, 2004		—								—
Recapitalization by virtue of merger	(3,558)	(3)	4,333	43	2,733	27	4			71
Acquisition of Comstock Service on December 17, 2004							4,756			4,756
Issuance of common stock of Homebuilding on December 17, 2004 (less transaction costs)			3,960	40			56,012			56,052
Issuance of common stock — overallotment			594	6			8,833			8,839
Distribution following IPO									(23,253)	(23,253)
Issuance of restricted common stock			275	3			(3)			—
Stock compensation and issuances							101			101
Net income	—	—					—	—	14,303	14,303

Balance at December 31, 2004	—	—	9,162	92	2,733	27	71,196	—	(9,089)	62,226
Stock compensation and issuances			3	0	—	—	2,346		—	2,346
Issuance of common stock under employee stock purchase plans			8	0	—	—	133		—	133
Issuances of common stock in follow on offering on June 22, 2005 (less transaction costs)	—	—	2,360	23	—	—	52,786	—	—	52,809
Net income									27,562	27,562

Balance at December 31, 2005			11,533	115	2,733	27	126,461	—	18,473	145,076
Stock compensation and issuances			457	5	—	—	2,386		—	2,391
Issuance of common stock under employee stock purchase plans			18	—			142			142
Treasury stock purchases					—	—	—	(2,439)	—	(2,439)
Share issuance — private placement of equity (less transaction costs)	—	—	2,121	21	—	—	18,539	—	—	18,560
Net loss									(39,845)	(39,845)

Balance at December 31, 2006	—	$—	14,129	$141	2,733	$27	$147,528	$(2,439)	$(21,372)	$123,885

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net (loss) income	$(39,845)	$27,562	$14,303
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities
Amortization and depreciation	1,080	172	106
Write-down of land, deposits and pre-acquisition costs	57,426	—	—
Loss on disposal of assets	24	9	1
Minority interest	15	30	5,260
Equity in (loss) earnings of real estate partnership	136	(99)	(118)
Distributions from investment in real estate partnership	—	163	—
Amortization of stock compensation	2,390	2,346	101
Deferred income tax	(21,816)	(1,724)	(531)
Changes in operating assets and liabilities:
Restricted cash	(1,526)	(3,300)	(7,500)
Receivables	3,593	(7,376)	2,107
Due from related parties	(1,154)	(1,452)	1,693
Real estate held for development and sale	(71,444)	(159,476)	(23,081)
Other assets	1,338	(11,141)	(5,428)
Accounts payable and accrued liabilities	(14,247)	23,599	24,025
Income tax payable	—	(290)	290
Due to related parties	(2,333)	(108)	(82)

Net cash (used in) provided by operating activities	(86,363)	(131,085)	11,146

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,392)	(298)	(372)
Distributions of capital from investment in real estate partnership	—	1,000	120
Business acquisitions, net of cash acquired	(15,490)	—	1,215

Net cash (used in) provided by investing activities	(17,882)	702	963

Cash flows from financing activities:
Proceeds from notes payable	216,551	212,408	81,747
Proceeds from junior subordinated debt	30,000	—	—
Proceeds from related party notes payable	4,200	444	4,646
Payments on notes payable	(182,199)	(135,098)	(78,716)
Payments on related party notes payable	(1,430)	(10,725)	(6,000)
Contribution from minority shareholders	—	87	—
Payment of distribution payable	—	(12,655)	—
Distributions paid to minority shareholders	(44)	(2,412)	(14,181)
Distributions paid to shareholders	—	—	(14,168)
Proceeds from shares issued under employee stock purchase plan	141	133	—
Purchase of treasury stock	(2,438)	—	—
Net proceeds from equity offerings	18,561	52,809	64,962

Net cash provided by financing activities	83,342	104,991	38,290

Net (decrease) increase in cash and cash equivalents	(20,904)	(25,392)	50,399
Cash and cash equivalents, beginning of period	42,167	67,559	17,160

Cash and cash equivalents, end of period	$21,263	$42,167	$67,559

Supplemental cash flow information:
Interest paid (net of interest capitalized)	$—	$—	$—
Income taxes paid	$45	$22,274	—
Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$13,689	$8,036	$2,760

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

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

The mergers of Sunset Investment Corp., Inc. and subsidiaries and Comstock Homes, Inc. and subsidiaries with and into Comstock Holdings (collectively the “Comstock Companies” or “Predecessor”) and the Company’s acquisition of Comstock Holdings was accounted for using the Comstock Companies’ historical carrying values of accounting as these mergers were not deemed to be substantive exchanges. The merger of Comstock Service was accounted for using the purchase method of accounting (see Note 2) as this was deemed to be a substantive exchange due to the disparity in ownership.

Our Class A common stock is traded on the NASDAQ National market under the symbol “CHCI.” We have no public trading history prior to December 17, 2004.

The Company develops, builds and markets single-family homes, townhouses and condominiums in the Washington D.C., North Carolina and Georgia metropolitan markets. The Company also provides certain management and administrative support services to certain related parties.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies and practices used in the preparation of the consolidated financial statements is as follows:

Basis of presentation

As discussed in Note 1, the Company and the Predecessor effected the Consolidation on December 17, 2004. The Company and the Predecessor were entities that had a high degree of common ownership, common management and common corporate governance as they were owned by the same individuals each holding substantially the same ownership. As a result, the Company has determined that, based on the high degree of common ownership that resulted in substantially the same ownership interests before and after the transaction, the common nature of the businesses, the long-term business relationships between the companies and other related factors, the exchange lacked substance, and therefore, they accounted for the consolidation on a historical cost basis in accordance with FASB Technical Bulletin FTB 85-5, “Issues Related to Accounting for Business Combinations.” Further, Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) states that, in transactions between parties under common control, the receiving entity should account for the assets and liabilities received at their historical carrying values. Additionally, such transfers should be accounted for by the receiving entity as of the beginning of the period in which the transaction occurs. Accordingly, the Company has reflected the assets and liabilities acquired in the transaction at their historical carrying values and the results of operations are presented as if the transaction occurred on January 1, 2004.

As further discussed in Note 4, the Predecessor merged with Comstock Service on December 17, 2004. Due to a disparity in ownership as compared to the other entities which comprised the Predecessor, Comstock Service was not under common control with the Predecessor and as such the consolidation transaction was considered a substantive exchange. Accordingly, the Company has accounted for the consolidation of Comstock Service as an acquisition using the purchase method of accounting as required by SFAS 141. As a result, the assets and liabilities acquired have been recorded at fair value in the accompanying financial statements on the date of the transaction. No goodwill was recognized in connection with this transaction.

Principles of consolidation

The consolidated financial statements include all controlled subsidiaries. In addition, the Company reviews its relationships with other entities to assess whether the Company is the primary beneficiary of a variable interest entity. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in accordance with FASB Interpretation No. 46-R: Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46-R”). See Note 3 for additional discussion on the consolidation of variable interest entities. Minority interest reflects third parties’ ownership interest in entities the Company has consolidated. All material inter-company balances and transactions are eliminated in consolidation.

Reclassification

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. For the twelve months ended December 31, 2005 on the consolidated statement of operations, $1,216 was reclassified from cost of sales real estate into the impairments and write-offs. This reclassification has no impact on previously reported net income.

Cash and cash equivalents and restricted cash

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

At December 31, 2006 and 2005, the Company had restricted cash of $12,326 and $10,800, respectively, which primarily includes certain customer deposits related to future home sales.

Receivables

Receivables include amounts in transit or due from title and settlement companies for residential property closings. The Company has determined that all amounts are collectible at December 31, 2006 and 2005 based on a review of the individual accounts.

Real estate held for development and sale

Real estate held for development and sale includes land, land development costs, interest and other construction costs and is stated at cost or, when circumstances or events indicate that the real estate held for development or sale is impaired, at estimated fair value.

Land, land development and indirect land development costs are accumulated by specific area and allocated to various lots or housing units based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of prepaid local government fees and capitalized interest and real estate taxes, and are assigned based upon the relative sales value, unit or area methods. Selling costs are expensed as incurred.

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to estimated fair value is recorded when the carrying value of the property exceeds its estimated fair value. These evaluations are made on a property-by-property basis. The Company assesses the impairment of real estate assets whenever events or changes in circumstances indicate that the net book value may not be recoverable. (See Note 5)

Capitalized interest and real estate taxes

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

The following table is a summary of interest incurred and capitalized:

	Years Ended December 31,
	2006	2005	2004

Total interest incurred	$27,758	$12,272	$4,686

Beginning interest capitalized	$11,590	$4,524	$1,428
Plus: Interest incurred on notes payable and junior subordinated debt	27,718	11,752	2,847
Plus: Interest incurred on related party notes payable	40	310	1,461
Less: Interest expensed as a component of cost of sales	(12,094)	(4,996)	(1,212)

Ending interest capitalized	$27,254	$11,590	$4,524

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over their estimated useful lives as follows:

Furniture and fixtures	7 years
Office equipment	5 years
Computer equipment and capitalized software	3 years
Leasehold improvements	Life of related lease

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their separate accounts and any gain or loss on sale is reflected in operations. Expenditures for maintenance and repairs are charged to expense as incurred.

Investment in real estate partnerships

Real estate partnerships in which the Company has significant influence but has less than a controlling interest, and is not the primary beneficiary under FIN 46-R, are accounted for under the equity method. Under the equity method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings and losses. Distributions received reduce the carrying amount of the investment. (See Note 5).

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

	Years Ended December 31,
	2006	2005	2004

Balance at beginning of period	$1,206	$916	$541
Additions(a)	1,524	888	823
Releases and/or charges incurred	(1,061)	(598)	(448)

Balance at end of period	$1,669	$1,206	$916

(a)	As discussed in Note 4, 2006 includes additions of $360, assumed in connection with the acquisition of Parker Chandler Homes. Inc. and Capitol Homes Inc.

Revenue recognition

The Company recognizes revenues and related profits from the sale of residential properties, including multiple units to the same buyer, and finished lots when closing has occurred, full payment has been received, title and possession of the property transfer to the buyer and the Company has no significant continuing involvement in the property.

Other revenues include revenue from land sales and from management and administrative support services provided to related parties, which are recognized as the services are provided.

Advertising costs

The total amount of advertising costs charged to general, selling and administrative expense was $4,223, $1,602 and $863 for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock compensation

As discussed in Note 14, the Company currently sponsors stock option plans and restricted stock award plans. Prior to December 14, 2004, the Company did not sponsor any such plans. Effective January 1, 2004, the Company prospectively adopted Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. A portion of the costs associated with stock-based compensation is capitalized to real estate held for development and sale and the remainder is allocated to selling, general and administrative expenses.

Income taxes

Prior to December 17, 2004, the Predecessor company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code and therefore was not subject to income taxes. Taxable income or loss was passed through to and reported by the individual shareholders. Subsequent to the consolidation the company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
Basic earnings per share	2006	2005	2004

Net (loss) income	$(39,845)	$27,562	$14,303

Basic weighted-average shares outstanding	15,148	12,870	7,347

Per share amounts	$(2.63)	$2.14	$1.95

Dilutive Earnings Per Share
Net (loss) income	$(39,845)	$27,562	$14,303

Basic weighted-average shares outstanding	15,148	12,870	7,347
Stock options and restricted stock grants	—	152	4

Dilutive weighted-average shares outstanding	15,148	13,022	7,351

Per share amounts	$(2.63)	$2.12	$1.95

For the year ended December 31, 2006 stock grant issuances in the amount of 587 shares and options and warrants to purchase 843 shares of Class A common stock were excluded from the calculation of dilutive earnings per share. The exclusion was due to the options and warrants having an exercise price greater than the average market price of the common shares. In addition, as a result of a net loss for the year ended December 31, 2006, stock grant issuances were excluded from the computation of dilutive earnings per share, because their inclusion would have been anti-dilutive. For the year ended December 31, 2005, options to purchase 107 shares of Class A common stock were excluded from the calculation of dilutive earnings per share. There were no equity instruments which were excluded from the computation of diluted earnings per share for the year ended December 31, 2004

Comprehensive income

For the years ended December 31, 2006, 2005 and 2004, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Segment reporting

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for the manner in which companies report information about operating segments. The Company determined it provides one single type of business activity, homebuilding, which operates in multiple geographic or economic environments. In addition, as a result of the Company’s acquisitions in Georgia and North Carolina, which became fully integrated in the fourth quarter of 2006, the Company modified how it analyzes its business during the fourth quarter of 2006. As such, the Company has determined that its homebuilding operations now primarily involve three reportable geographic segments: Washington DC Metropolitan Area, North and South Carolina, and Georgia. The aggregation criteria is based on the similar economic characteristics of the projects located in each of these regions.

The table below summarizes revenue and operating (loss) income for each of the Company’s geographic segments:

	Year ended December 31,
	2006	2005	2004

Revenues:
Washington DC Metropolitan Area	$181,058	$212,973	$96,045
North and South Carolina(a)	32,297	11,332	—
Georgia(b)	32,526	—	—

Total	$245,881	$224,305	$96,045

Operating (loss) income
Washington DC Metropolitan Area	(10,729)	57,738	22,940
North and South Carolina	(7,811)	(1,022)	—
Georgia	(29,121)	—	—

Segment operating (loss) income	(47,661)	56,716	22,940

Corporate expenses unallocated	(18,041)	(14,307)	(2,828)

Total operating (loss) income	(65,702)	42,409	20,112

Other income (loss)	1,487	1,450	(908)
Equity in (losses) earnings of real estate partnership	(135)	99	118
Minority interest expense	(15)	(30)	(5,260)

(Loss) income before income taxes	$(64,365)	$43,928	$14,062

(a)	As discussed in Note 1, the Company entered the North and South Carolina market on December 14, 2004 as a result of the merger with Comstock Service. Due to their immateriality, the results of the North and South Carolina region, for the period December 14, 2004 to December 31, 2004 have been included in the Washington DC Metropolitan Area. In May of 2006, the Company acquired Capital Homes Inc. and expanded its presence in the North and South Carolina region.

(b)	In January of 2006, the Company entered the Georgia region, by acquiring Parker Chandler Homes Inc.

The table below summarizes total assets for each of the Company’s segments at December 31,

Total Assets	2006	2005

Washington DC Metropolitan Area	$317,349	$350,970
North and South Carolina	61,617	19,930
Georgia	94,133	—
Corporate	44,330	60,419

Total Assets	$517,429	$431,319

Use of estimates

The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized in the valuation of real estate held for development and sale, capitalization of costs, consolidation of variable interest entities and warranty reserves.

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect of SFAS 157 on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to the opening balance of retained earnings and is not expected to have a significant impact on the Company’s consolidated financial position. The adoption of FIN 48 may cause greater volatility in the effective tax rate going forward. The Company expects to record a benefit of approximately $1,194 to opening retained earnings as a result of the adoption of FIN 48.

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

The Company also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of FIN 46-R. This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holders’ returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under FIN 46-R. This requires the Company to compute expected losses and expected residual returns based on the probability of future cash flows as outlined in FIN 46-R. This calculation requires substantial management judgments and estimates. In addition, because the Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land, the Company does not have the ability to compel these development entities to provide financial or other data to assist the Company in the performance of the primary beneficiary evaluation.

The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of some of those entities. As a result, at December 31, 2006 and 2005, the Company has consolidated 9 entities and 5 entities, respectively in the accompanying consolidated balance sheets. The effect of the consolidation at December 31, 2006 and 2005 was the inclusion of $39,634 and $89,890, respectively, in “Inventory not owned — Variable Interest Entities” with a corresponding inclusion of $37,350 (net of land deposits paid of $2,284) and $83,015 (net of land deposits paid of $6,875), respectively, to “Obligations related to inventory not owned.” Creditors, if any, of these Variable Interest Entities have no recourse against the Company.

As discussed in Note 12, the company has consolidated an entity that is wholly owned and controlled by a former executive of the Company.

4.	ACQUISITIONS

On January 19, 2006, the Company acquired all of the issued and outstanding capital stock of Parker Chandler Homes, Inc., a homebuilder in the Atlanta, Georgia metropolitan market, for a cash purchase price of $10,400 (including transaction costs) and the assumption of $63,800 in liabilities. The results of Parker Chandler Homes are included in the accompanying consolidated financial statements beginning January 19, 2006. The Company accounted for this transaction in accordance with SFAS 141. Approximately $700 of the purchase price was allocated to intangibles with a weighted average life of 4.6 years. The intangibles are related to the Parker Chandler trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development and sale and land option agreements. There was no goodwill associated with the transaction.

On May 5, 2006, the Company acquired all of the issued and outstanding capital stock of Capitol Homes, Inc., a homebuilder in North Carolina, for a cash purchase price of $7,500 (including transaction costs) and the assumption of $20,600 in liabilities. The results of Capitol Homes are included in the accompanying financial statements beginning May 5, 2006. The Company also accounted for this transaction in accordance with SFAS 141. Approximately $251 of the purchase price was allocated to intangibles with a weighted average life of 2.7 years. The intangibles are related to the Capitol Homes trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development and sale and land option agreements. There was no goodwill associated with the transaction. In accordance with SFAS 141, and as part of the initial purchase accounting, the Company recorded, an earn-out payable in the amount $2,463. Subsequent to the acquisition, employment with certain selling shareholders terminated and the Company negotiated a release of all earn-out provisions. As a result, the original purchase accounting entry recorded as a step-up to the basis of real estate held for development and sale was reversed.

Subsequent to each acquisition, as a result of the Company releasing the restrictive terms under the employment and non-complete agreements and the decision to no longer use the respective trade names, all amounts assigned to intangibles were written off.

5.	REAL ESTATE HELD FOR DEVELOPMENT AND SALE

During 2006, the Company continued to experience a slowdown in demand for homes at several of the Company’s communities. This slowdown in demand resulted in low overall sales volume, reduced selling prices, cost overruns and increases in concessions being offered to our customers. Where deemed appropriate, the Company evaluated its projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in impairment charges of $51,200 and $1,200 million for the years ended December 31, 2006 and 2005. Of the $51,200 in impairment charges during 2006, $39.9 was incurred during the fourth quarter of 2006. The impairment charge was calculated using a discounted cash flow analysis model which is dependent on several subjective factors, including the selection of an appropriate discount rate, estimated future selling prices, estimated costs and estimated absorption rates. The estimates used by the Company are based on the best available information at the time the estimates are made. Adverse changes to these estimates in future periods could cause additional impairment amounts to be recorded.

Total impairments by our reportable segments were as follows:

Washington DC Metropolitan Area	$19,900
North and South Carolina	$4,700
Georgia	$15,200

Real estate held for development and sale consists of the following:

	December 31,
	2006	2005

Land and land development costs	$232,693	$119,530
Cost of construction (including capitalized interest and real estate taxes)	172,451	144,272

Total	$405,144	$263,802

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2006	2005

Computer equipment and capitalized software	$2,228	$540
Furniture and fixtures	371	296
Office equipment	282	243
Leasehold improvements	640	—

	2,746	1,079
Less: accumulated depreciation	(798)	(474)

	$2,723	$605

Depreciation expense, included in “selling, general, and administrative” in the consolidated and combined financial statements of operations, amounted to $357, $172 and $106 for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2006 the Company capitalized costs totaling approximately $1,195 related to software and related implementation costs, of the Company’s new enterprise wide accounting and production management system. The costs were capitalized in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. At December 31, 2006 all of these costs were unamortized as a result of the software go-live date occurring in January 2007.

7.	INVESTMENT IN REAL ESTATE PARTNERSHIP

In 2001, prior to the Company’s acquisition of Comstock Service in December of 2004, Comstock Service had invested $41 in North Shore Investors, LLC (“North Shore”) for a 50% ownership interest. North Shore was formed to acquire and develop residential lots and construct single family and townhouse units. In 2002, as a result of recognizing its share of net losses incurred by North Shore, Comstock Service reduced its investment in North Shore, to $0. The Company, as part of the acquisition of Comstock Service in December 2004, recorded this investment in North Shore at $0.

On June 28, 2005 the Company received a capital call from North Shore in the amount of $719 so that North Shore could comply with certain debt repayments. Because the Company may be obligated to provide future financial support to cover certain debt repayments, the Company is recording its share of losses incurred by North Shore in the accompanying financial statements in the amount of $(171) and $(35) for the years ended December 31, 2006 and 2005, respectively.

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

The Company has agreed to indemnify these officers. The Company, as manager of an affiliated entity, set and held a foreclosure sale on March 24, 2006 in which it was the highest bidder. However, transfer of title to the property has been delayed pending judicial resolution of a suit filed on March 24, 2006 by the non-affiliated 50% owner of North Shore. On June 30, 2006, the Company, on its own behalf and on behalf of affiliates, filed an additional lawsuit expanding the number of party defendants, demanding equitable relief, and demanding $33,000 in damages. A meeting of the parties to the lawsuit is scheduled for March 2007 to discuss an acceptable resolution to the matter.

As of December 31, the Company carried the following amounts in its financial statements related to North Shore:

	2006	2005

Investment in real estate partnership	$(171)	$(35)
Development and construction loan receivable	$3,477	$2,835

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

The condensed combined balance sheets and the statements of operations for the real estate property partnerships accounted for using the equity method are as follows:

	December 31,
	2006	2005

Real estate held for development and sale	$13,081	$11,263
Other assets	22	75

Total assets	$13,103	$11,338

Mortgage notes payable	$14,353	$10,921
Notes payable to related parties	350	1,547
Other liabilities	64	143

Total liabilities	14,767	12,611
Partners’ deficit	(1,664)	(1,273)

Total liabilities and partners’ deficit	$13,103	$11,338

Condensed Combined Statements of Operations

	Years Ended December 31,
	2006	2005	2004

Revenues	$—	$3,920	$22,157

Operating (loss) income	$(241)	111	4,573
Other expense	141	7	99

Net (loss) income	$(382)	$104	$4,474

Company’s share of net (loss) income	$(135)	$99	$118

8.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2006	2005

Contract land deposits	$2,528	$2,825
Restricted escrow deposits	2,231	1,915
Prepaid income taxes(1)	4,460	4,708
Miscellaneous prepaid and other	4,895	1,583

	$14,114	$11,031

(1)	Prepaid income taxes includes approximately $2,705 in expected tax benefits as a result of a taxable loss incurred for the twelve months ended December 31, 2006. The company expects to carry back this benefit and apply it against 2005 taxable income.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2006	2005

Trade payables	$32,990	$35,163
Warranty	1,672	1,206
Customer deposits	14,932	17,817
Other	6,086	4,945

	$55,680	$59,131

10.  NOTES PAYABLE, JUNIOR SUBORDINATED DEBT AND COVENANTS

The Company has outstanding borrowings with various financial institutions and other lenders which have been used to finance the acquisition, development and construction of real estate property. Notes payable consist of the following:

		December 31,
Debt	Due	2006	2005

Secured acquisition, development and construction notes(a)	Various	$218,461	$138,097
Secured revolving credit line(b)	May 2009	39,981	2,046
Junior subordinated note(c)	June 2036	30,000	—
Unsecured term loans(d)	Various	6,764	—
Subordinate secured notes(e)	Various	197	2,851
Sub-total		295,403	142,994

Other notes payable — related party		—	663

Total		$295,403	$143,657

(a)  Secured acquisition, development and construction notes

We have several loans with various banks that provide us with specific project financing. These loans are secured by specific project assets and are used for land acquisition, development and construction. The loans bear interest at various rates, based on Prime or LIBOR benchmarks with a certain amount of additional basis points added. At December 31, 2006 the weighted average stated rate was approximately 9.21%. The Company is required to maintain certain financial covenants with these various institutions. Under the terms of the agreement, the

Company is required to maintain a specified EBITDA to debt service ratio, a minimum tangible net worth, a maximum leverage ratio and a global sold to unsold ratio. At December 31, 2006, the Company was not in compliance with the covenants. In February and March of 2007 the Company successfully re-negotiated all covenants for the period covering December 31, 2006 and all future periods. The Company is in compliance will all covenants as revised. The notes mature at various times between March 2007 and December 2007.

(b)  Secured revolving credit lines

In May 2006 the Company entered into a $40 million borrowing base revolving credit agreement secured by certain project assets. The interest rate is 30 day LIBOR plus 2.25% maturing May 2009. At December 31, 2006 the interest rate was 7.57%. Under the terms of the agreement, the Company is required to maintain a specified EBITDA to debt service ratio, a minimum tangible net worth, a maximum leverage ratio and a global sold to unsold ratio. At December 31, 2006, the Company was not in compliance with the covenants as defined. In March of 2007 the Company successfully re-negotiated all covenants for the period covering December 31, 2006 and entered into a forbearance agreement against existing and future defaults through March 2008. The Company is in compliance with all covenants of the forbearance agreement. The forbearance agreement provides that the bank will not enforce any remedy’s that are available to it, for a period up to March 2008, in the event of a default by the Company.

(c)  Junior subordinated note

In May 2006 the company closed on a $30 million junior subordinated note offering. The term of the note was thirty years, maturing June 2036, and could have been retired after five years with no penalty. The interest rate was fixed at 9.72% for the first five years after which it converted to a floating rate of LIBOR plus 4.2% for the remaining twenty-five years. The Company was required to maintain certain financial covenants under the terms of the indenture, including a minimum tangible net worth, fixed charge coverage ratio and maximum leverage ratio. At December 31, 2006, the Company was not in compliance with the fixed charge coverage ratio. In March of 2007, the Company retired the notes and closed on a new Senior Unsecured note offering with the same lender in the same amount at the same rate of interest. The new $30 million note has a term of 10 years and requires a lower fixed charge coverage ratio and a lower tangible net worth with a phased increase to levels consistent with the original junior subordinated note. He new notes also require the Company to create and maintain an interest reserves in the amount equivalent to three quarters of interest payments until the original fixed charge coverage ratio is sustained for four consecutive quarters. The original purchasers of the newly issued note have a right, at their option, to force a $2,000 pay down on or after September 30, 2007 for so long as they are the owners of the notes.

(d)  Unsecured term loans

At December 31, 2006 we had $6,764 outstanding under unsecured term loan agreements with two financial institutions. These unsecured loans have a weighted average stated rate of interest of approximately 8.37%. There are no financial covenants associated with these loans. The notes mature at various times between March 2007 and December 2007.

(e)  Subordinated secured notes

The Company’s subordinated second trust loans are collateralized by subordinate liens on specific assets held for development and construction. These subordinate liens are subject to inter-creditor agreements with the senior lenders and are used by the Company to satisfy all or a portion of the equity requirements of its senior lenders. The interest rates range from 8.0% to 8.4% with various maturity dates. At December 31, 2006 the weighted average stated rate was approximately 9.21%. There are no financial covenants associated with these loans. These notes mature at various times between June 2007 and March 2008.

The Company expects to comply with the financial covenants under the amended credit agreements for the next twelve months. Non-compliance with such covenants would allow the lenders to demand immediate repayment of all outstanding borrowings under the facility. The inability of the Company to comply with its financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current credit facility could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

As of December 31, 2006, future maturities of our borrowings are as follows:

Year ending December 31,
2007	$205,922
2008	16,986
2009	39,981
2010	2,514
2011 and thereafter	30,000

Total	$295,403

For the years ended December 31, 2006, 2005 and 2004, aggregate debt had a weighted average annual effective interest rate of 9.7%, 9.2%, and 6.9%, respectively.

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

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s Class A Common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the twelve months ended December 31, 2006, the Company repurchased an aggregate of 391,000 shares of Class A common stock for a total of $2,439 or $6.23 per share. The Company has no other repurchase programs at this time

12.  RELATED PARTY TRANSACTIONS

In June 2002, the Predecessor entered into a promissory note agreement with TCG Fund I, LC to fund development projects. TCG Fund I, LC, is a related party in which the Company has an equity investment. The promissory note agreement allows for the Company to borrow up to $4,000. The note, which had interest at 12% per annum, was paid in full during June 2005.

In September 2004, the Predecessor entered into a promissory note agreement with TCG Fund II, LC to fund development projects. TCG Fund II, LC is an affiliate which the company manages as a non-member. The promissory note agreement allows the Company to borrow up to $10,000. The note, which had interest at 12% per annum, was paid in full during November 2005.

In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C., an affiliate of our Predecessor in which executive officers of the Company, Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, Dwight Schar, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. For the nine months ended September 30, 2004, total payments made under these lease agreements were $231. On September 30, 2004, the lease agreements were canceled and replaced with a new lease for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity wholly owned by Christopher Clemente. Total payments made under this lease agreement were $142 as of December 31, 2004. On August 1, 2005, the lease agreement was amended for an additional 8.4 square feet. Total payments made under this amended lease agreement were $751 and $629 for the year ended December 31, 2006 and 2005, respectively.

In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, Louis Clemente, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at two of the Company’s developments. The Company paid $6,523, $10,038, and $4,352 to this construction company during the year ended December 31, 2006, 2005, and 2004, respectively.

Christopher Clemente’s mother-in-law and Gary Martin (formerly one of the Company’s directors) each invested $100 as minority shareholders in one of our subsidiaries, respectively. The parents of Bruce Labovitz loaned approximately $300 to another of our subsidiaries. During the first quarter of 2005, the Company repurchased the minority shareholders’ interests referenced above for an approximate purchase price of $136. In April 2005, the Company paid the $300 loan in full.

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC (“Investors Management”), an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For the years ended December 31, 2006, 2005 and 2004, the Company paid $471, $485, and $434, respectively, to I-Connect.

In October 2004, the Predecessor entered into an agreement with Comstock Asset Management, L.C. (“CAM”), where CAM assigned the Company first refusal rights to purchase a portion of their Loudoun Station Properties. In partial consideration for the performance of which the Company would provide management services for a fee of $20 per month. For the year ended December 31, 2006, 2005, and 2004 the Company recorded $240, $240, and $60 in revenue, respectively. For the year ended December 31, 2006 and 2005, the Company recorded a receivable for $20 and $0, respectively, from this entity.

In addition, the Company, in November 2004, entered into an agreement with CAM to sell certain retail condominium units at Potomac Yard for a total purchase price of $14,500. In connection with this sale, the Company received a non-refundable deposit of $8,000 upon execution of the agreement. The agreement was modified in 2005, which reduced the deposit amount to $6,000. During the year ended December 31, 2006, the Company incurred $579 in costs associated with the retail units and recorded a receivable of $377 which will be reimbursed by CAM.

During the years ended December 31, 2006 and 2005, the Company provided bookkeeping services to related party entities at no charge.

In August 2004, the Predecessor entered into a $2,400 promissory note agreement with Belmont Models I, L.L.C., an unrelated entity managed by Investors Management. The note had an interest rate of 12%, which was payable monthly and originally matured in August 2006. However the company exercised its right to a three-month extension, and therefore the note matured November 5, 2006. In March 2004, the Company sold four condominium units to Belmont Models I, L.C. under a sale and leaseback arrangement. The four condominium units were delivered for a total purchase price of $2,000 and leased back at a rate of $20 per month. The Company expects the lease to continue for a period of twenty-four months and has extension options available at its discretion. As a result of the deliveries, the promissory note was reduced by the total purchase price. As discussed, the promissory note agreement with Belmont Models I, L.L.C., was paid in full during the year ended December 31, 2006. Thus, for the year ended December 31, 2006 and 2005, the Company owed $0 and $663, respectively. For the year ended December 31, 2006 and 2005, the accrued interest on the note totaled $0 and $6, respectively.

During the years ended December 31, 2006 and 2005, the Company entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us. Sales of homes to employees for investment purposes are conducted at market prices.

In September 2005, Comstock Foundation, Inc., was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five-person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. The Company also provides bookkeeping services to Comstock Foundation at no charge. In October 2005, the Company donated $100 in cash and the right to use 27 units at our Penderbrook condominium conversion project in Fairfax, VA for a period of six months. The Foundation provided these units to victims of Hurricane Katrina. The fair market value of the rental units donated was $237. During the year ended December 31, 2006, the Company donated $59 to Comstock Foundation.

During December of 2006 the Company’s executive vice president voluntarily resigned from the Company. As part his voluntary resignation, the former executive vice president negotiated the purchase of the remaining 30 condominium units in the Company’s Countryside development for a purchase price of $4,200, which was approximately $1,300 below the estimated fair value. The difference between purchase price and the fair value of the units, has been recorded as compensation expense and is included in selling, general and administrative expense in the accompanying consolidated and combined statements of operations. Simultaneously with the purchase, the Company entered into a marketing and sale agreement with the special purpose entity created by the former executive vice president that purchased the units (“SPE”), whereby the Company would bear the cost associated with marketing and selling the units and pay the SPE a monthly option payment that allows the Company to share in the revenue of the units as they settle. The monthly option payments have created a variable interest in the SPE, and as such the Company has performed an analysis under the provisions of FIN46(R) and has determined that the entity is a variable interest entity and the Company is the primary beneficiary of this entity. As a result, the Company has consolidated the SPE. The SPE had $3,600 of assets, which are included in inventory not owned-variable interest entities in the accompanying consolidated balance sheets and $3,600 of third party debt, which is included in obligations related to inventory not owned in the accompanying consolidated balance sheets. The third party lender does not have recourse against the Company as the debt is collateralized by the units purchased by the SPE.

13.  EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In January 2006, the Company began matching employee contributions. The total amount matched for the twelve months 2006, was $135. The Company also maintains an Employee Stock Purchase Plan in which eligible employees have the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $12,750. Under the plan, employees of the Company purchased 18,231 and 7,817 shares of Class A common stock, for the twelve months ending December 31, 2006 and 2005.

14.  RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS 123(R). Prior to December 14, 2004 the Company did not sponsor any stock based plans.

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

The following equity awards were outstanding at December 31,

	2006	2005

Stock options	207,144	213,993
Restricted stock grants	617,827	273,891

Total outstanding equity awards	824,971	487,884

On December 31, 2006 the following amounts were available for issuance under the plan:

Shares available for issuance at December 31, 2005	1,050
Additions to plan	338
Restricted stock grants — Issued	(819)
Shares issued under employee stock purchase plan	(18)
Restricted stock grants and options — Forfeited	376

Shares available for issuance at December 31, 2006	927

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Because the Company does not have sufficient trading history, expected volatilities are based on historical volatilities of comparable companies within our industry. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. Due to lack of history, the expected lives are based on management’s best estimates at the time of grant. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The following table summarizes the assumptions used to calculate the fair value of options during 2005. There were no option grants during 2006.

	2006	2005

Weighted average fair value of options granted	N/A	$7.61
Dividend yields	N/A	N/A
Expected volatility	N/A	41-48%
Weighted average expected volatility	N/A	45%
Risk free interest rates	N/A	3.56- 3.63%
Weighted average expected lives (in years)	N/A	2.5

The following table summarizes information about stock options activity:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Intrinsic Value

Outstanding at December 31, 2004	107,144	$16.00
Granted	106,849	23.90
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2005	213,993	19.94
Granted	—	—
Exercised	—	—
Forfeited or expired	(6,849)	23.00

Outstanding at December 31, 2006	207,144	$19.81

Exercisable at December 31, 2006	25,000	$23.00	$—

A summary of the Company’s restricted share activity is presented below:

		Weighted Average Fair
	Shares	Value at Date of Grant

Restricted shares outstanding at December 14, 2004	—	—
Granted	275,317	$16.00

Restricted shares outstanding at December 31, 2005	275,317	16.00
Granted	16,188	24.55
Vested	(4,068)	18.12
Forfeited	(13,545)	16.28

Restricted shares outstanding at December 31, 2005	273,892	16.46
Granted	597,940	9.71
Vested	(129,800)	(15.05)
Forfeited	(155,347)	15.62

Restricted shares outstanding at December 31, 2006	586,685	$9.83

As of December 31, 2006, there was $4,242 of total unrecognized compensation cost related to nonvested restricted stock issuances granted under the Plan. This cost is expected to be recognized over a weighted-average period of 4.4 years.

Total compensation expense for share based payment arrangements for the year ended December 31, 2006 and 2005 was $2,186 and $2,322 respectively, of which $347 and $407 was capitalized to real estate held for development and sale. The total deferred tax benefit related to stock compensation, recorded on the balance sheet as of December 31, 2006 and 2005 amounted to $ 760 and $790 respectively.

The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

15.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loans made for the benefit of North Shore. The Company subsequently issued a notice of default under the acquisition and development loan at maturity on September 30, 2005, thereafter filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005. The

Company, as manager of an affiliated entity, set and held a foreclosure sale on March 24, 2006 in which it was the high bidder. However, transfer of title to the property has been delayed pending judicial resolution of a suit filed on March 24, 2006 by the non-affiliated 50% owner of North Shore. On June 30, 2006, the Company, on its own behalf and on behalf of affiliates, filed an additional lawsuit expanding the number of party defendants, demanding equitable relief and demanding $33,000 in damages. The parties have reached a tentative settlement agreement whereby a company affiliated with the non-affiliated 50% owner of North Shore may purchase the Company’s rights to North Shore or conversely, the Company may purchase the rights of the non-affiliated 50% owner upon certain conditions. The final terms and conditions of a definitive settlement agreement have not reached at this time.

On August 11, 2005, the Company was served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147,000 project loan for the Eclipse at Potomac Yard project. The claim in the base amount of $2,000 plus interest and costs is based on breach of contract and equitable remedies of unjust enrichment and quantum meruit. The claims have been denied by the Company. On February 23, 2007, an arbitration award was rendered against the Company in the amount of $2,039 plus accrued interest of $348. An additional $670 was rendered against the Company resulting from an allegation of a loan brokerage fee being owed for another project owned by the Company.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At December 31, 2006, the Company has issued $3,143 in letters of credit and $20,290 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

Operating leases

The Company leases office space under non-cancelable operating leases. Future minimum annual lease payments under these leases at December 31, 2006 approximate:

Year Ended:	Amount

2007	$1,231
2008	1,120
2009	903
2010	164
2011	5
Thereafter	—

Total	$3,423

Operating lease rental expense aggregated $1,107, $728 and [$347] respectively, for years ended December 31, 2006, 2005 and 2004.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the combined consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and floating rate debt approximate fair value. The carrying amount and fair value of fixed rate debt are as follows:

	December 31,
	2006	2005

Carrying amount	$60,097	$31,609
Fair value	$61,924	$36,233

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

The Company expects to generate a current year ($7.5) million and ($7.9) million net operating loss (NOL) for federal and state tax purposes respectively. An NOL carryback claim to 2005 is expected to result in cash refunds of federal and state taxes to the Company of approximately $2.7 million.

Income Tax provision consists of the following as of December 31,:

	2006	2005

Current:
Federal	$(2,281)	$15,160
State	(424)	2,885

	(2,705)	18,045
Deferred:
Federal	(18,833)	(1,417)
State	(3,552)	(262)

	(22,385)	(1,679)
Other
Tax shortfall related to the vesting of equity awards	570	—

Total income tax (benefit) expense	$(24,520)	$16,366

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets:
Inventory	$9,642	$2,246
Warranty	612	417
Investment in affiliates	25	27
Accrued expenses	1,213	64
Stock based compensation	762	790

	12,254	3,544
Less — valuation allowance	(470)	(840)

Net deferred tax assets	11,784	2,704
Deferred tax liabilities:
Depreciation and amortization	(1,596)	(159)

Net deferred tax liabilities	(1,596)	(159)

Net deferred tax assets	$10,188	$2,545

The Company has adequately provided for contingencies related to income taxes in accordance with SFAS No. 5. At December 31, 2006 and 2005, the Company recorded $1,194 and $ 802, respectively in income tax reserves. This tax reserve relates predominately to a potential dispute by taxing authorities over tax benefits resulting from additional income tax basis in certain residential housing development projects. The Company has also determined that a valuation allowance of approximately $470 and $840 as of December 31, 2005 and 2004 respectively related to a deferred tax asset of approximately $470 and $ 840 resulting from additional tax basis in residential real estate development projects. In analyzing the need for the provision of tax contingency reserves and the valuation allowance, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experiences and judgments about potential actions by taxing jurisdictions. In January 2007, upon the adoption of Fin 48, the Company expects to reverse income tax reserves in the amount of $1,194 as a benefit to the opening retained deficit balance.

A reconciliation of the statutory rate and the effective tax rate follows:

	2006	2005

Statutory Rate	35.00%	35.00%
State income taxes — net of federal benefit	4.03%	3.95%
Permanent differences	0.02%	(1.75)%
Change in effective tax rate	(0.04)%	(0.03)%
Tax reserve	(0.61)%	1.67%
Tax shortfall related to the vesting of certain equity awards	(0.88)%	0.00%
Change in valuation allowance	0.58%	(1.58)%

	38.10%	37.26%

18.  QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2006 and 2005 follow (in thousands, except per share amounts):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues	$36,595	$50,697	$35,280	$123,309
Operating income (loss)	1,778	(11,962)	(9,709)	(45,808)
Pretax income	1,991	(11,645)	(9,404)	(45,306)
Net income (loss)	1,240	(7,123)	(5,754)	(28,207)
Basic earnings per share	0.09	(0.47)	(0.36)	(1.79)
Diluted earnings per share	0.09	(0.47)	(0.36)	(1.79)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$28,729	$39,911	$78,437	$77,228
Operating income (loss)	6,075	4,636	17,919	13,779
Pretax income	6,140	4,787	18,424	14,578
Net income (loss)	3,809	3,066	11,483	9,204
Basic earnings per share	0.33	0.26	0.82	0.66
Diluted earnings per share	0.32	0.26	0.81	0.65

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

As discussed in Note 4, the company acquired Parker Chandler Homes Inc., during the first quarter of 2006 and Capitol Homes Inc., during the second quarter of 2006.

During 2006, the Company recorded total impairment and write-off charges of $57,400. Of this amount, $9,500, $5,200 and $42,700 was recorded during the first, second and third quarter of 2006, respectively.

19.  SUBSEQUENT EVENTS

In February 2007 we received a ruling from a panel of arbitrators ordering payment of approximately $3.0 million with respect to an allegation of a loan brokerage fee being owed for placement of a $147.0 million project loan for the Eclipse at Potomac Yard project and a $67.0 million project loan at Penderbrook. We are assessing our rights of appeal with respect to this decision.

In February 2007 we entered into a limited recourse $28.0 million loan agreement with Guggenheim Capital Partners to refinance an existing loan with Corus Bank. The new loan has a term of 3 years and bears a floating interest rate of LIBOR + 500 basis points.

In January 2007 we entered into a contract to sell 110 lots at our Massey Preserve project in Raleigh, NC to another builder in two takedowns. The first closing on 55 lots occurred in February 2007 for proceeds of $3.6 million. The second takedown is scheduled to occur in July 2007.

On May 4, 2006 we closed on a $30 million Junior Subordinated Note Offering. The term of the note was thirty years which could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points for the remaining twenty-five years. In March 2007 we retired the original Junior Subordinated Note and entered into a new 10-year $30 million Senior Secured Note Offering with the same lender at the same interest rate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: March 16, 2006

By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

On March 16, 2007, we, the undersigned officers and directors of Comstock Homebuilding Companies, Inc., hereby, severally and individually, constitute and appoint Christopher Clemente and Bruce J. Labovitz, the true and lawful attorneys-in-fact and agents (with full power of substitution in each case) of each of us to execute, in the name, place and stead of each of us (individually and in any capacity stated below), any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith, and to file the same with the SEC, said attorneys-in-fact and agents to have power to act and to have full power and authority to do and perform, in the name and on behalf of each of the undersigned, every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person and we hereby ratify and confirm our signatures as they may be signed by or said attorneys-in-fact and agents to any and all such amendments and instruments.

Signature	Capacity	Date

/s/ Christopher Clemente Christopher Clemente	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ Gregory V. Benson Gregory V. Benson	Regional President, Southeast	March 16, 2007

/s/ Bruce J. Labovitz Bruce J. Labovitz	Chief Financial Officer (Principal Financial Officer)	March 16, 2007

/s/ Jason Parikh Jason Parikh	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2007

/s/ A. Clayton Perfal A. Clayton Perfal	Director	March 16, 2007

/s/ David M. Guernsey David M. Guernsey	Director	March 16, 2007

/s/ James A. MacCutcheon James A. MacCutcheon	Director	March 16, 2007

/s/ Norman D. Chirite Norman D. Chirite	Director	March 16, 2007

/s/ Robert P. Pincus Robert P. Pincus	Director	March 16, 2007

/s/ Socrates Verses Socrates Verses	Director	March 16, 2007

Exhibit
Number	Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
4.1(1)	Specimen Stock Certificate
10.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.
10.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.
10.3(1)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.
10.4(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia
10.5(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan Agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia
10.6(2)	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.
10.7(2)	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.
10.8(2)	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.
10.9(1)	Form of Indemnification Agreement
10.10(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.
10.11(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.
10.12(1)	2004 Long-Term Incentive Compensation Plan
10.13(1)	Form of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan
10.14(2)	Form of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan
10.15(1)	Employee Stock Purchase Plan
10.16(1)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC
10.17(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.
10.18(2)	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC
10.19(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.
10.20(1)	Employment Agreement with Christopher Clemente
10.21(1)	Employment Agreement with Gregory Benson
10.22(1)	Employment Agreement with Bruce Labovitz
10.23(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente
10.24(1)	Confidentiality and Non-Competition Agreement with Gregory Benson
10.25(1)	Confidentiality and Non-Competition Agreement with Bruce Labovitz
10.26(2)	Description of Arrangements with William Bensten
10.27(2)	Description of Arrangements with David Howell
10.28(1)	Trademark License Agreement
10.29(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.
10.30(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.
10.31(3)	Agreement of Purchase and Sale, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bellemeade Farms Investors, LLC et. al.
10.32(3)	Loan Agreement, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bank of America, N.A.

Exhibit
Number	Exhibit

10.33(3)	Guaranty Agreement, dated September 28, 2005, by the Registrant in favor of Bank of America, N.A.
10.34(4)	Life Insurance Reimbursement Agreement with William P. Bensten
10.35(4)	Life Insurance Reimbursement Agreement with Bruce Labovitz
10.36(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson
10.37(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.
10.38(5)	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006
10.39(5)	Loan Agreement, dated January 31, 2006, by and between Comstock Carter Lake, L.C. and Bank of America, N.A.
10.40(5)	Guaranty Agreement, dated January 31, 2006, by the Registrant in favor of Bank of America, N.A.
10.41(6)	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein
10.42(6)	Form of warrant.
10.43(7)	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006
10.44(7)	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006
10.45(7)	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006
10.46(7)	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006
10.47*	Letter, dated October 18, 2007, from Friedlander, Misler, Sloan, Kletzkin & Ochsman, PLLC to the Registrant and Comstock Bellemeade, L.C.
10.48*	Purchase and Sale Agreement by and between Comstock Countryside L.C. and Merion-Loudon, LC, dated as of December 21, 2006
10.49*	Marketing and Sale Agreement by and between Comstock Countryside LC and Merion-Loudon, L.C., dated as of December 21, 2006
10.50*	Consulting Agreement with The Merion Group, LC, dated as of December 21, 2006
10.51*	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Highland Avenue Properties, LLC and Bank of America, N.A.
10.52*	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.
10.53*	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Homes of Atlanta, LLC, Comstock Homes of Myrtle Beach, LLC and Bank of America, N.A.
10.54*	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.
10.55*	First Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Bellemeade, L.C., Bank of America, N.A. and Lenka E. Lundsten
10.56*	Second Loan Modification Agreement, dated as of December 22, 2006, by and between the Registrant and Bank of America, N.A.
14.1(2)	Code of Ethics
21.1*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

(2)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.

(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.

(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.

(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.

(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2005.

(7)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.