Form 10-K/A
period 2006-12-31
Comstock Homebuilding Companies, Inc.
filed 2007-04-30
CIK 1299969

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

COMSTOCK HOMEBUILDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	2

PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	32
Item 11.	Executive Compensation	36
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45
Item 13.	Certain Relationships and Related Transactions, and Director Independence	47
Item 14.	Principal Accountant Fees and Services	49

Index to Consolidated Financial Statements		F-1

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Part I, Item 1, Part II, Item 7 and Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 16, 2007 (the “2006 Form 10-K”). The reason for this 10-K/A is to correct typographical and other errors and to meet our filing deadline for Part III hereof. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 1, 7, 10 through 14 and the Consolidated Financial Statements have been amended and restated in their entireties. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original 2006 Form 10-K.

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

Our goal is to maximize returns on assets we control or own. As such we may, from time to time, sell lots and parcels within our developments to other home builders. This strategy enables us to better balance our inventory and create a more well-rounded community. With respect to our inventory, our goal is to purchase our inventory when it is ready for a home to be built but we also buy raw land that is entitled. Typically we will own approximately 50% of the total land we have under our control at any given time. Our goal in 2007 is to reduce that to 30-40% on average so that we reduce the risk associated with ownership of the land under our control. We expect to expand our control of building lots through more option contracts for finished building lots and developed sites. As of December 31, 2006, we controlled over 5,000 building lots in our markets.

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

Our Communities

We currently have active communities under development in the following states and counties:

State	County
Georgia	Forsyth, Gwynett, Fulton, Paulding, Jackson, Cherokee
Maryland	Frederick
North Carolina	Wake, Raleigh, Johnston, Durham
District of Columbia	Washington, DC
Virginia	Arlington, Fairfax Loudoun, Prince William, Culpeper

The following chart summarizes certain information for our current and planned communities at December 31, 2006:

	As of December 31, 2006
							Lots	Average
							under	New
			Estimated			Lots	Option	Order
		Product	Units at	Units		Owned	Agreement	Revenue
Project	State	Type(2)	Completion	Settled	Backlog(3)	Unsold	Unsold	to Date

Status: Active(1)
Allen Creek	GA	SF	26	18	—	8	—	$210,272
Arcanum	GA	SF	34	11	1	22	—	$403,450
Brentwood Estates	GA	SF	31	19	—	12	—	$139,139
Falling Water	GA	SF	22	7	4	11	—	$424,164
Gates of Luberon	GA	SF	31	—	1	30	—	$609,000
Glenn Ivey(7)	GA	SF	65	5	5	55	—	$235,523
Highland Station	GA	SF	105	22	4	79	—	$296,611
Maristone	GA	SF	40	3	—	37	—	$264,930
Senators Ridge	GA	SF	60	16	—	44	—	$244,618
Traditions	GA	SF	4	—	—	4	—	n/a
Wyngate	GA	SF	28	—	—	28	—	n/a

Sub-Total/Weighted Average(4)			446	101	15	330	—	$270,005

Emerald Farm	MD	SF	84	77	—	7	—	$457,625

Sub-Total/Weighted Average(4)			84	77	—	7	—	$457,625

	As of December 31, 2006
							Lots	Average
							under	New
			Estimated			Lots	Option	Order
		Product	Units at	Units		Owned	Agreement	Revenue
Project	State	Type(2)	Completion	Settled	Backlog(3)	Unsold	Unsold	to Date

Allyn’s Landing	NC	TH	116	39	17	60	—	$230,423
Brookefield Station	NC	SF	130	—	—	30	100	n/a
Carpenter Pointe	NC	SF	5	5	—	—	—	$142,280
Haddon Hall	NC	Condo	90	—	—	90	—	n/a
Holland Road	NC	SF	81	—	17	64	—	$417,786
Kelton at Preston	NC	TH	56	39	4	13	—	$310,133
North Farms	NC	SF	138	29	2	11	96	$179,262
Pine Hollow	NC	SF	10	3	—	—	7	$168,908
Providence-SF	NC	SF	148	—	—	34	114	n/a
Riverbrooke	NC	SF	67	29	1	37	—	$167,807
Strathaven	NC	SF	6	6	—	—	—	$382,402
Wakefield Plantation	NC	TH	77	40	1	16	20	$493,762
Wheatleigh Preserve	NC	SF	28	12	3	13	—	$281,630

Sub-Total/Weighted Average(4)			952	202	45	368	337	$291,151

Barrington Park	VA	Condo	148	—	12	136	—	$314,774
Beacon Park at Belmont Bay 8&9	VA	Condo	600	—	—	112	488	n/a
Blooms Mill Carriage	VA	TH	91	91	—	—	—	$453,642
Carter Lake	VA	Condo	258	258	—	—	—	$155,040
Commons at Bellemeade	VA	Condo	316	58	3	255	—	$222,147
Commons on Potomac Sq	VA	Condo	192	40	2	150	—	$264,144
Commons on Williams Sq	VA	Condo	180	104	2	74	—	$352,060
Penderbrook	VA	Condo	424	239	7	178	—	$257,814
River Club at Belmont Bay 5	VA	Condo	84	82	—	2	—	$449,210
The Eclipse on Center Park	VA	Condo	465	134	258	73	—	$414,831
Woodlands at Round Hill	VA	SF	46	24	—	22	—	$757,118

Sub-Total/Weighted Average(4)			2,804	1,030	284	1,002	488	$325,772

Total Active			4,286	1,410	344	1,707	825	$322,717

Status: Development(1)
East Capitol	DC	Condo	130	—	—	130	—	n/a

Sub-Total/Weighted Average(4)			130	—	—	130	—	n/a

Cedars Road	GA	SF	109	—	—	—	109	n/a
Highland Avenue	GA	SF	28	—	—	28	—	n/a
James Road	GA	SF	47	—	—	47	—	n/a
Kelly Mill Road	GA	SF	28	—	—	—	28	n/a
Post Road	GA	SF	59	—	—	59	—	n/a
Post Road II	GA	TH	54	—	—	54	—	n/a
Settingdown Circle	GA	SF	172	—	—	162	10	n/a
Shiloh Road I	GA	SF	61	—	—	61	—	n/a
Tribble Lakes	GA	SF	200	—	—	200	—	n/a

Sub-Total/Weighted Average(4)			758	—	—	611	147	n/a

	As of December 31, 2006
							Lots	Average
							under	New
			Estimated			Lots	Option	Order
		Product	Units at	Units		Owned	Agreement	Revenue
Project	State	Type(2)	Completion	Settled	Backlog(3)	Unsold	Unsold	to Date

Blakeney Heath	NC	SF	80	—	—	—	80	n/a
Boyce Road	NC	SF	33	—	—	—	33	n/a
Fairhills	NC	SF	18	—	—	—	18	n/a
Lakeshore Hills	NC	SF	34	—	—	—	34	n/a
Massey Preserve	NC	SF	297	—	—	297	—	n/a
Providence-TH	NC	TH	80	—	—	—	80	n/a
Stowe Road	NC	SF	110	—	—	—	110	n/a

Sub-Total/Weighted Average(4)			652	—	—	297	355	n/a

Aldie Singles	VA	SF	15	—	—	—	15	n/a
Blake Crossing	VA	TH	130	—	—	130	—	n/a
Brandy Station	VA	SF	350	—	—	—	350	n/a
Loudoun Station Condominiums	VA	Condo	484	—	—	—	484	n/a
Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total/Weighted Average(4)			1,026	—	—	177	849	n/a

Total Development			2,566	—	—	1,215	1,351	n/a

Total Active & Development			6,852	1,410	344	2,922	2,176	$322,997

Status: Joint Venture
North Shore Condominiums(5)	NC	Condo	196	—	7	189	—	$286,361
North Shore Townhomes(5)	NC	TH	163	33	7	123	—	$239,107
Countryside(6)	VA	Condo	102	76	1	—	25	$283,300

Total Joint Venture			461	109	15	312	25	$269,103

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales.

(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.

(3)	“Backlog” means we have an executed order with a buyer, inclusive of lot sales, but the settlement has not yet taken place.

(4)	“Weighted Average” means the weighted average new order sale price

(5)	Not consolidated

(6)	Consolidated, under Fin 46

Greater Washington, DC Area

Northern Virginia Market

Aldie Singles is planned to be a 15-unit in development in Aldie, Virginia. The community is planned to have 15 single family homes on 3 acre and above home sites. At December 31, 2004 the project was under contract. We are attempting to renegotiate terms with the sellers.

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

Beacon Park at Belmont Bay is planned as a 600-unit active adult condominium community located at the convergence of the Potomac and Occoquan Rivers at Belmont Bay in Woodbridge, Virginia. This development is designed as a combination of nine and five-story buildings with open rooftop decks overlooking the water and golf course. The project is deed-restricted such that at least 80% of the buyers must be 55 years of age or older and will include active adult lifestyle amenities, such as a health and wellness center, a business center, guest accommodations and swimming pools. We currently own 112 lots for 4 buildings of 28 units each with a long term option on the remaining 488 lots. Sales opened in March 2007.

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

Commons at Bellemeade is a 316-unit condominium conversion located in Leesburg, Virginia. We acquired the property in September 2005 and immediately began the process of converting the units into condominiums. We are in the process of renovating the common areas and the unit interiors. We opened the project for sales to existing tenants in October 2005 and to the general public in November 2005. The project began settling units in late 2005 and is expected to continue settling units into 2009.

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

North Carolina Market

Raleigh, North Carolina

Allyn’s Landing is a 116-unit townhouse development located in the heart of Raleigh, North Carolina near Research Triangle Park and the Raleigh-Durham International Airport. The project overlooks an eight-acre lake and includes amenities such as a fountain, gazebo, walking trails and canoe rack. In 2006 we repositioned the project by changing product types. The project is currently open for sales and is delivering homes. Deliveries are expected to continue into 2008.

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

Pine Hollow is a 10-unit single family development in Raleigh, North Carolina. This development has an 18-hole golf course, tennis center and community pool complex. This development is expected to be completed by mid 2007.

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

Riverbrooke II is the second phase of a 67-unit single family development in Raleigh, North Carolina. This development’s easy accessibility to interstates I-40 and I-440 make for quick commuting around the city of Raleigh.

Wheatleigh Preserve is a 28-unit single family development in Raleigh, North Carolina. These quarter-acre lots are fully amenitized, with a community pool, tree-lined hiking trails and playgrounds. This development is currently open for sale.

Charlotte, North Carolina Market

In early 2007 we made the decision to withdraw from the Charlotte, North Carolina market. This decision affected Boyce Road, Stowe Village, Blakeney Heath and Fairhills, which we now no longer plan to open for sales.

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

Brentwood Estates- is a 31-unit single family home development in the suburbs of Atlanta, Georgia. These single family homes have brick or stacked-stone exteriors and a hardwood foyer, chair rails, shadow-box trim and trey ceilings in the master suite. This development is currently open for sales and should be completed by the end of 2007.

Falling Water- is a 22-unit single family home development in Woodstock, Georgia a suburb of Atlanta. These single family homes have brick, stone and shake exteriors. This development is currently delivering homes and is projected to be closed out in 2007.

Gates of Luberon- is a 31-unit single family home development in the suburbs of Atlanta, Georgia. The homes in this development are some of the largest homes Comstock Homebuilding of Atlanta has built in Atlanta. The single family homes have brick, stone and shake exteriors and spacious floor plan. The development has easy access downtown Atlanta via Hwy. 141. This development is currently delivering homes and is projected to be closed out in 2007.

Glen Ivey- is a 65-unit single family home development in the suburbs of Atlanta, Georgia. Homes in this project have a spacious layout. The development has a community pool complex and nature trails as well as being located near Lake Lanier. This development is delivering homes currently and is projected to be closed out in mid-year 2008.

Highland Ave- is a 28-unit single family home development in the Inman Park section of downtown Atlanta, Georgia. The development is currently under development and is projected to begin selling homes in mid 2008.

Highland Station- is a 105-unit single family home development in Suwanee, Georgia a suburb of Atlanta. The homes in this development are appointed with 9’ ceilings, hardwood floors and Corian countertops as standard. The development also has a pool complex with cabana. This development is delivering homes currently and is projected to be closed out in 2008.

James Road- is a 47-unit single family home development in the suburbs of Atlanta, Georgia. The development is currently under development and is projected to begin selling homes in mid 2008.

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

Traditions at Braselton- is a 4-unit single family home development in the outskirts of Atlanta, Georgia. These estate homes are located directly on a championship 18-hole golf course with many other amenities. These homes that start at 4,500 square feet, have bountiful views of the course. This development is currently open for sales and is projected to be closed out in 2007.

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

Our general business strategy is to focus on for sale residential real estate development opportunities in the southeastern United States that afford us the ability to produce products at price points where we believe there is significant and consistent long-term demand for new housing. We believe the housing industry is cyclical in nature. We recognize that current market conditions are extremely challenging. Accordingly, we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet and positioning the Company for future growth when market conditions improve. In order to protect our liquidity we have adopted a conservative approach to land acquisition and investment and have taken a patient approach with respect to market expansion. We believe that by doing so we are enhancing our ability to take advantage of attractive real estate investment opportunities in our core markets as market conditions improve. At December 31, 2006, we either owned or controlled under option agreements over 5,000 building lots.

For the 12 month periods ended December 31, the approximate average order prices for our market rate homes (which exclude county government mandated affordable housing program units required to be sold at a discount) were as follows:

	Twelve Months Ended December 31,
	2006
	Washington Metro	North
	Area	Carolina	Georgia	Total

New orders	503	169	122	794
New order revenues	$119,877	$42,257	$32,605	$194,739
Average new order price	$238	$250	$267	$245
Settlements	675	132	107	914
Settlement revenue	$180,182	$32,255	$27,657	$240,094
Average settlement price	$267	$244	$258	$263
Backlog units	285	45	15	345
Backlog	$123,081	$13,245	$4,948	$141,274
Average backlog price	$432	$294	$330	$409

	2005
	Washington Metro	North
	Area	Carolina	Georgia	Total

New orders	598	33	—	631
New order revenues	$218,684	$11,575	—	$230,259
Average new order price	$366	$351	—	$365
Settlements	570	33	—	603
Settlement revenue	$204,933	$11,330	—	$216,263
Average settlement price	$360	$343	—	$359
Backlog units	466	9	—	475
Backlog	$186,939	$3,443	—	$190,382
Average backlog price	$401	$383	—	$401

	2004
	Washington Metro	North
	Area	Carolina	Georgia	Total

New orders	608	—	—	608
New order revenues	$224,292	—	—	$224,292
Average new order price	$369	—	—	$369
Settlements	263	—	—	263
Settlement revenue	$87,003	—	—	$87,003
Average settlement price	$331	—	—	$331
Backlog units	329	—	—	329
Backlog	$174,600	—	—	$174,600
Average backlog price	$531	—	—	$531

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

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

Orders, backlog and cancellations

Net new orders for the year ended December 31, 2006 decreased $35.5 million, or 15.4%, to $194.7 million on 794 homes as compared to $230.3 million on 631 homes for the year ended December 31, 2005. The 163 unit increase in new orders was primarily attributable to increased condominium and bulk condominium conversion sales at Carter Lake which were offset by decreases in sales at our Eclipse project which was substantially pre-sold in 2005. The Company’s 2006 acquisitions of Parker Chandler Homes Inc., and Capitol Homes Inc., in the Georgia and North Carolina markets, contributed approximately 122 and 91 new order units, respectively.

The average sale price per new order for the year ended December 31, 2006 decreased by $120,000 to $245,000 as compared to $365,000 for the year ended December 31, 2005. The decrease in average sales price per new order is attributable to lower priced product offerings in our North Carolina and Georgia markets, higher sales of lower priced condominiums, discounted bulk sales of condominium conversion units and general price decreases throughout in response to slower demand throughout our markets as compared to 2005. Our backlog at December 31, 2006 decreased $49.1 million, or 25.8%, to $141.3 million on 345 homes as compared to our backlog at December 31, 2005 of $190.4 million on 475 homes. Of the Company’s December 31, 2006 backlog, approximately $116.5 million is derived from 258 orders at the Company’s Eclipse on Center Park at Potomac Yard project, of which $46.1 million on 134 units settled in the fourth quarter of 2006.

Our average cancellation rate for the year ended December 31, 2006 was approximately 17.7% on 965 gross new orders compared to cancellation rate of 14.6% on 739 gross new orders for the comparable period in 2005.

Cancellations were most prevalent in the greater Washington, DC market where we experienced 122 cancellations on 625 gross new orders or 19.5%. At the Eclipse project we experienced 35 cancellations on 46 new orders although most of the cancellations we related to contracts entered into in 2004. In the Raleigh market our cancellation rate was 3.4% on six cancellations out of 175 gross new orders and in the Atlanta market our cancellation rate was 26.1% on 43 cancellations out of 165 gross new orders. We believe that the high rate of cancellations in our Atlanta market was due in part to the first-time buyer orientation of our products as well as a slowing of the resale market for our move-up buyers.

Revenues

The number of homes delivered in the year ended December 31, 2006 increased by 51.6%, or 311 homes, to 914 from 603 homes in the year ended December 31, 2005. Average revenue per home delivered decreased by approximately $96,000 or 26.7% to $263,000 for the year ended December 31, 2006 as compared to $359,000 for the year ended December 31, 2005. In December 2006, the Company delivered an additional 30 bulk sale units at its Countryside condominium project to a related party purchaser who is a former officer of the Company for $4.2 million and subsequently entered into a marketing and sales agreement with the buyer to sell the units on his behalf. Because the Company will participate in the profits of the sales, the Company is deemed to have an on-going involvement and as such the revenue from the sale of these units was deferred and will be recognized along with the revenue generated from the marketing agreement at the time the units are delivered to subsequent purchasers.

Homebuilding revenues increased by $23.8 million, or 11.0%, to $240.1 million for the year ended December 31, 2006 as compared to $216.3 million for the year ended December 31, 2005. The total number of homes delivered and total homebuilding revenue for the year ended December 31, 2006 includes 259 homes and $40.0 million in revenue related to the bulk sale of the Company’s Carter Lake condominium conversion project. The Company delivered this project in its entirety to a rental operator during November 2006.

Excluding the sale of Carter Lake, the increase in the number of units delivered is attributable to the company’s Eclipse project which delivered 134 units, and the Company’s expansion in the North Carolina and Atlanta markets as a result of the acquisition of Capitol Homes Inc. and Parker Chandler Homes Inc. During the year ended December 31, 2006 we delivered 132 homes in Raleigh and 107 homes in Atlanta as compared to 33 homes in Raleigh and zero homes in Atlanta for the year ended December 31, 2005. The decrease in revenues and average revenue per home is attributable to lower priced product offerings in our North Carolina and Georgia markets, higher sales of lower priced condominiums and condominium conversion units and general decreases in the prices of homes as compared to 2005.

Other Revenues

Other revenue for the year ended December 31, 2006 decreased by $2.2 million, or 27.5% to $5.8 million, as compared to $8.0 million for the year ended December 31, 2005. Other revenue for the year ended December 31, 2006 and 2005 includes lot sales made to third parties, revenue associated with the Company’s Settlement Title Services division, management fees received from Comstock Asset Management Inc. (as discussed in Note 12), and revenue received from a marketing services alliance. The decrease is attributable to lower overall lot sales during 2006 as compared to 2005. The Company considers a sale to be from homebuilding when there is a structure built on the lot when it is sold. Sales of lots occur, and are included in Other Revenues, when the Company sells raw or finished home sites in advance of any substantial home construction.

Cost of Sales and Cost of sales other

Cost of sales for the year ended December 31, 2006 increased $58.5 million, or 38.3%, to $211.4 million, or 88.1% of homebuilding revenue, as compared to $152.9 million, or 70.7% of revenue, for the year ended December 31, 2005. The 17.4 percentage point increase in cost of sales as a percentage of homebuilding revenue for the year ended December 31, 2006 is attributable to several factors. Due to weakening market conditions, we have extended the sales cycle of many of our projects, which in turn has increased direct costs per unit by increasing the amount of real estate tax, interest and overhead capitalized to the project. In many cases, since we relive our capitalized costs pro-rata to the individual lots, fewer remaining lots must absorb increased costs. In addition, we have experienced pricing concessions and increases in material and labor costs throughout our markets. Due to the factors stated above, the Company expects costs of sales as a percentage of revenue to continue to face additional upward pressure until general market conditions improve, costs of materials moderate and new inventory is acquired. Cost of sales other for the year ended December 31, 2006 increased by $1.6 million, or 44.4% to $5.2 million, as compared to $3.6 million for the year ended December 31, 2005. Cost of sales other for the year ended December 2006 and 2005 includes expenses associated with lot sales made to third parties and expenses associated with the management of the Company’s Settlement Title Services division. Cost of sales other as a percentage of other revenue was 89.7% and 45.0% for the year ended December 31, 2006 and 2005 respectively. The 44.7 percentage point increase in cost of sales other as a percentage of other revenue is due to the Company selling lots at book value to exit underperforming projects as compared to sales of lots for a gain in 2005.

Impairments and write-offs

As discussed in Note 3 in the accompanying notes to the financial statements, the Company, for the year ended December 31, 2006 and 2005, recorded impairment charges of $51.2 and $1.2 million, respectively. For the year ended December 31, 2006 the Company wrote-off $6.2 million related to deposits on forfeited option contacts, value assigned to forfeited option contracts and related feasibility costs. Based on management’s assessment of current market conditions and estimates for the future, the Company believes there are no additional impairments warranted at this time. However, if market conditions continue to deteriorate or actual costs are higher than budgeted, the Company would be required to re-evaluate the recoverability of its real estate held for development and sale and may incur additional impairment charges. Total impairments and write-offs were taken in all of our geographic regions, with approximately $26.8 million, $7.5 million and $23.1 million in the Washington metro area, North and South Carolina and Georgia, respectively. The bulk of the Company’s impairments, $39.9 million, were recorded at December 31, 2006 based on the continuing need for price concession the weakening of pricing power and increasing inventory costs resulting from the capitalization of interest, overheads and real estate taxes.

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

Income before minority interest

Income before minority interest decreased by $108.1 million, or 246.4%, to $(64.2) million for the year ended December 31, 2006 as compared to $43.9 million for the year ended December 31, 2005. The decrease is consistent with the decrease in Operating Income detailed above.

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

Revenues

The number of homes delivered in the year ended December 31, 2005 increased by 129.3% to 603 from 263 homes in the year ended December 31, 2004. Average revenue per home delivered increased by approximately $28,000 to $359,000 for the year ended December 31, 2005 as compared to $331,000 for the year ended December 31, 2004. Homebuilding revenues increased by $129.3 million, or 148.6%, to $216.3 million for the year ended December 31, 2005 as compared to $87.0 million for the year ended December 31, 2004. The increase in deliveries and revenues from December 31, 2004 to December 31, 2005 is primarily attributable to settlements from the opening of new communities and the release of inventory for sale at projects such as Penderbrook (180 units), Villas at Countryside (53 units), Bellemeade Farms (21 units), Woodlands at Round Hill (17 units) and Commons on William Square (56 units). In addition, we generated 33 settlements in 2005, as a result of its merger with Comstock Service in December 2004.

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

Credit Facilities

A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 190 to 375 basis points over the LIBOR rate and from 25 to 100 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At December 31, 2006, the one-month LIBOR and prime rates of interest were 5.32% and 8.25%, respectively, and the interest rates in effect under our existing secured revolving acquisition, development and construction credit facilities ranged from 7.22% to 9.25%. For information regarding risks associated with our level of debt and changes in interest rates, see “Business-Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Net cash provided by/(used in) investing activities was $(17.9) million for the year ended December 31, 2006, $0.7 million for the year ended December 31, 2005 and $1.0 million for the year ended December 31, 2004. In 2006, the primary source of the decrease in cash from investing activities was attributable to business acquisitions, net of cash acquired. In 2005, the primary source of the increase in cash from investing activities was attributable to the return of capital in the amount of $1.0 million upon the redemption of our investment in TCG Fund I. In 2004, the primary source of the increase in cash from investing activities was attributable to cash received from the acquisition of Comstock Service as discussed in Note 1 of the accompanying notes to consolidated financial statements.

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

Recent Acquisitions

In May 2006, we completed the acquisition of Capitol Homes, Inc., in the Raleigh, North Carolina area. The acquisition price was approximately $7.5 million plus the assumption of approximately $20.6 million in liabilities. The results of Capitol Homes, Inc. are included in the accompanying financial statements from the period May 5, 2006 to December 31, 2006. The acquisition added approximately 1,350 lots in 13 communities to our inventory of controlled land.

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

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers, Key Employees and Directors

Our executive officers, key employees and directors and their respective ages and positions as of April 16, 2007 are as follows:

Name	Age	Position

Christopher Clemente*	46	Chairman and Chief Executive Officer
Gregory V. Benson*	52	President, Chief Operating Officer and Director
Bruce J. Labovitz*	38	Chief Financial Officer
Jason Parikh*	35	Chief Accounting Officer
David D. Howell	56	Vice President — Market Development
Jubal R. Thompson	37	General Counsel and Secretary
A. Clayton Perfall	52	Director
David M. Guernsey	52	Director
James A. MacCuthcheon	44	Director
Robert P. Pincus	52	Director
Socrates Verses	58	Director
Norman D. Chirite	51	Director

* Section 16 officers.

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

A. Clayton Perfall has been a director since December 2004, and is a member and Chairman of the Audit Committee of our Board of Directors. He has served as the Chief Executive Officer and as a director of AHL Services, Inc., a provider of outsourced business services, since October 2001. Prior to that, from December 2000 to September 2001, Mr. Perfall served as the Chief Executive Officer of Convergence Holdings, a marketing services company. From September 1996 to October 2000, Mr. Perfall served as the Chief Financial Officer and a director of Snyder Communications, a marketing services company. Prior to that, Mr. Perfall was a partner at Arthur Andersen LLP.

David M. Guernsey has been a director since December 2004, and is a member of the Compensation Committee of our Board of Directors. Mr. Guernsey has served as the President and Chief Executive Officer of Guernsey Office Products, Inc., an office supply company, since May 1971. Mr. Guernsey serves on the Board of Directors of Virginia Commerce Bancorp, Inc., a banking company.

James A. MacCutcheon has been a director since December 2004, and is a member of the Audit Committee of our Board of Directors. Mr. MacCutcheon has served as the President and Chief Executive Officer of Sunburst Hospitality Corporation, a private hospitality company, since September 2000 and served as its Executive Vice President and Chief Financial Officer from 1997 to September 2000.

Robert P. Pincus has been a director since June 2005 and is a member of the Audit Committee of our Board of Directors. Since March 2005, Mr. Pincus has been the director of Fidelity & Trust Financial Corporation, a financial holding company, chairman of Fidelity & Trust Bank, a regional banking institution, and a director of Fidelity & Trust Mortgage Inc., a regional mortgage lending company. He also has served as chairman of Milestone Capital Partners, a private equity firm, since October 2002, and director of the Mills Corporation, a NYSE listed company, since April 1994. From 2000 to 2002, Mr. Pincus served as regional Chairman of the Board and from 1998 to 2000 he served as regional chief executive officer and president of the Branch Banking and Trust Company’s DC Metro Region. From 1991 to 1998, Mr. Pincus served as President of Franklin Bank prior to its acquisition by the Branch Banking and Trust Company. Mr. Pincus currently serves on the Board of the University of Maryland Foundation and is a Trustee of American University.

Socrates Verses has been a director since June 2005 and is a member of the Compensation Committee of our Board of Directors. Mr. Verses has been the President and Chief Executive Officer of Realeum, Inc., a property management and business integration software company, since March 2001. From January 1995 to February 2001, Mr. Verses served as President and a director of Technology Enablers, Inc., an e-services company. From 1987 to 1995, he served as Vice President of Sales for the Recognition Equipment Software Division of IBM Corporation.

Norman D. Chirite has been a director and a member of the Compensation Committee of our Board of Directors since March 2006. At that time, Mr. Chirite was nominated and appointed by the independent members of the Board of Directors to fill the vacancy created by the resignation of Gary Martin from the Board of Directors in February 2006. Mr. Chirite currently serves as Corporate Development Adviser to inVentiv Health, Inc., a provider of clinical, commercialization and communications services to the pharmaceutical and life sciences industries. He previously served as Executive Vice President and General Counsel of Washington Football Inc. from August 2002 until October 2005, and from May 2001 until July 2002, served as Managing Director of Counsel Corporation, an investment holding company. Prior to that, Mr. Chirite was a partner at Weil, Gotshal & Manges LLP in New York City, where he practiced corporate law from 1987 until 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish our Company with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2006, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except for the following, each of which was due to administrative error: (i) a Form 4 for each of

Messrs. Chirite, Guernsey, MacCutcheon, Perfall, Pincus and Verses to report stock awards that occurred on June 2, 2006 that were reported on August 28, 2006; and (ii) a Form 4 for Mr. Parikh to report stock awards that occurred on May 15, 2006 that were reported on August 28, 2006.

Code of Conduct

Our Board of Directors has adopted a Code of Conduct and a Code of Ethics for the CEO and Senior Financial Officers. The Code of Conduct and Code of Ethics for the CEO and Senior Financial Officers are available on our website at www.comstockhomebuilding.com. The Code of Conduct and Code of Ethics for the CEO and Senior Financial Officers are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices. We intend to disclose any amendments to or waivers of a provision of our Code of Conduct or Code of Ethics for the CEO and Senior Financial Officers made with respect to our directors or executive officers on our website.

Audit Committee

The Audit Committee currently consists of Messrs. MacCutcheon, Perfall and Pincus, each of whom is an independent director of our Company under the Nasdaq marketplace rules as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that Mr. Perfall (whose background is detailed above) qualifies as an “Audit Committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Perfall serves as the Chairman of the Audit Committee.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the narrative and tables that follow.

Overview

Compensation Philosophy.  Our executive compensation program is intended to:

•	Attract, retain, motivate and reward highly qualified executive officers who preserve and create value for our stockholders; and

•	Reinforce our performance oriented, results-based culture that rewards individual and corporate successes.

Our executive compensation program is also designed to link executive pay levels with individual performance, our financial performance and stockholder returns.

Our executive compensation program currently has three primary components:

•	base salaries that are intended to be competitive relative to other publicly traded companies in our industry and peer group;

•	annual cash bonuses under a performance-based cash bonus program; and

•	long-term incentive compensation that is delivered principally through grants of shares of restricted stock, deferred stock and stock option awards.

Role of Compensation Committee and CEO.  The Compensation Committee of our Board of Directors has primary responsibility for reviewing, approving and determining the compensation of our executive officers. Annually, our Compensation Committee evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. The CEO and Compensation Committee together annually assess the performance of the other named executive officers. The CEO also proposes compensation packages for the other executive officers, which the Committee considers and evaluates. The other named executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with the CEO. Upon reviewing and evaluating the performance of both the CEO and the other named executive officers and the CEO’s proposals for compensation packages for the other named executive officers, the Committee decides the compensation packages for the executive officers and recommends that the full Board of Directors approve the packages. The Committee makes regular reports to the full Board of Directors on the Committee’s activities, and the Committee prepares an annual report on executive compensation for inclusion in our proxy statement.

Role of Compensation Consultant.  The Compensation Committee has the sole authority to select, retain and/or replace any compensation or other outside consultant for assistance in the evaluation of director, CEO or other executive officers’ compensation, including the sole authority to approve the consultant’s fees and other retention terms. In 2004, the Company selected PricewaterhouseCoopers LLP, or PwC, as its compensation consultant in connection with its initial public offering. This relationship was renewed in 2006 when the Committee engaged PwC as its compensation consultant. The Committee considers PwC to be independent and selected PwC because of its experience in compensation consulting and its knowledge of compensation practices in the homebuilding industry and among newly public companies. Services provided by PwC have included evaluating our existing executive officer and director compensation based on market comparables, analyzing compensation design alternatives and advising us on the new proxy statement disclosure rules. PwC assisted the compensation committee with is evaluation of peer group comparables but did not provide specific recommendations on compensation decisions regarding the CEO or other executive officers.

Objectives of the Comstock Executive Compensation Programs

We believe strongly in pay-for-performance and measurement of quantifiable results. While base salaries for the CEO and other executive officers should reflect the marketplace for similar positions, a significant portion of their compensation is earned based on their individual job performance, our financial performance and the financial performance of each executive’s area of responsibility. While quantifiable performance objectives are established in advance and approved by the Compensation Committee, we also provide potentially significant incentives for exceeding performance objectives. Our emphasis on measurable performance objectives emanates from our belief that sustained strong financial performance is an effective means of enhancing long-term stockholder return.

The Compensation Committee considers competitive benchmarking data in the establishment of base salaries, incentive targets, equity awards and total compensation levels. In 2006 the Committee relied on a benchmarking study conducted by PwC during 2006 based principally on reported data for 2005. The study compared Comstock’s executive compensation levels, mix of compensation elements and plan designs to nine comparable publicly traded homebuilders: Standard Pacific, Technical Olympic USA, Inc., Meritage Corporation, WCI Communities, Inc., M/I Homes, Inc., William Lyon Homes, Dominion Homes, Inc., Orleans Homebuilders, Inc. and Avatar Holdings, Inc.

Elements of our Executive Compensation Program

Base Salary.  The base salary we pay to our executive officers was negotiated as part of their employment agreements for the term of the employment agreements or negotiated at the time of hire in the case of Mr. Jason Parikh, the only executive officer who does not have an employment agreement. Base salaries for our executive officers depend on the scope of their responsibilities, qualifications, experience, prior salary and competitive salary information, performance, and the period over which they have performed those responsibilities. In 2006, the Compensation Committee approved, subject to approval by the full Board of Directors, execution of an employment agreement with Mr. Jubal Thompson, our General Counsel and Secretary. The base salary payable to Mr. Thompson under the agreement is $200,000, representing a 33% increase over Mr. Thompson’s base salary in 2005. In 2006, the Committee also approved, subject to approval by the full Board of Directors, increased salaries of $700,000, $400,000 and $200,000 for Christopher Clemente, our Chief Executive Officer and Chairman, Bruce Labovitz, our Chief Financial Officer, and Jason Parikh, our Chief Accounting Officer, respectively. These salary increases represent a 27%, 33% and 33% increase over Mr. Clemente’s, Mr. Labovitz’s and Mr. Parikh’s base salaries in 2005, respectively. The full Board of Directors approved Mr. Thompson’s employment agreement and the salary increases for Messrs. Clemente, Labovitz and Parikh.

Benefits and Perquisites.  Our executive officers are able to participate in the employee benefits that are available to all employees. In addition, we provide benefits and perquisites to our executive officers based on the terms of their employment agreements. None of our named executive officers received perquisites in 2006 that exceeded $10,000 in value.

Incentive Compensation.  Our incentive compensation is composed of a cash bonus based on the achievement of annual individual performance goals and corporate performance goals, and equity awards typically consisting of grants of shares of restricted stock, deferred stock and stock option awards.

Annual Cash Incentive Plan.  We provide a cash bonus opportunity to all of our employees including our executive officers. The performance goals for our executive officers are based in part on individual performance goals, our Company’s performance, and the achievement of a pre-established annual pre-tax net income goal. The other portion of the bonus is based on the specific performance goals of the individual executive. Seventy-five percent (75%) of the total cash bonus potential of the executive is based on the executive officer accomplishing his/her annual individual performance goals, otherwise known as the Performance Bonus. Twenty-five percent (25%) is based on the Company meeting its annual pre-tax net income goal, otherwise known as the Net Income Bonus.

Our Compensation Committee chose pre-tax net income as the indicator of corporate performance because it believed that we should reward our executive officers based on the profitability of the Company. Our Compensation Committee considered pre-tax net income to be the best indicator of financial success and stockholder value creation. The personal performance objectives are determined by the executive officer to whom the potential bonus recipient reports or, in the case of our chief executive officer, by our Compensation Committee.

In 2006 the Company initiated an additional bonus program for certain executives and executive officers whose positions are such that they can directly impact the bottom line results of the Company. This is known as the Executive Management Income Percentage Bonus Program (“Income Percentage Bonus”). Eligible executives may earn a cash bonus “override” over and above the executive’s Net Income Bonus, based on the earnings generated by the division(s) or operating unit(s) of the Company that the executive has responsibility for managing. The Income Percentage Bonus is intended to reward executives for their leadership and management of profit center operations, and of the Company, and is designed to create incentives for executives to maximize the financial performance of the Company’s divisional operations, regional operations and the Company as a whole. The potential amount of the Income Percentage Bonus is limited only by the profitability of the company and ranges from 1% to 3% of pre-tax income. As a result of current operating conditions and limited long-term earnings predictability in the homebuilding industry, the Compensation Committee has not made a recommendation to the full Board of Directors with respect to the target pre-tax net income level which will serve as the basis for the 2007 Net Income Bonus. The Committee will, based in part on input to be provided by executive management of the Company, make a recommendation to the full Board of Directors regarding the target pre-tax net income level later in 2007.

In 2006 no Income Percentage Bonus was paid. In addition, no executive officer received Net Income Bonus. In recognition of the difficult market conditions which existed at year end and the pressures on the Company’s liquidity, the CEO recommended, and the Board of Directors agreed, to pay substantially all of the bonuses earned by the named executives and other employees with Company stock in lieu of cash. Our CEO received 100% of his Performance Bonus as stock with no provision for tax.

Long-Term Incentive Compensation.  In 2006, our long-term incentive compensation consisted of grants of restricted stock and deferred stock awards. By providing executives with an ownership stake in the Company, grants of restricted stock and deferred stock awards are intended to align executive interests with stockholder interests and to motivate executives to focus on maximizing the long-term performance of the Company. Use of restricted stock as a part of the annual grant process is intended to encourage direct share ownership by executives and to provide an additional retention incentive for members of the executive team.

Grants of restricted and deferred stock during 2006, and in 2007 regarding 2006 performance, were awarded under our 2004 Long-Term Incentive Compensation Plan. Details on awards granted during 2006 to our CEO and other named executive officers may be found in the table entitled “Grants of Plan-Based Awards.” Details on all shares of restricted stock that vested in 2006 and option awards exercised in 2006 by our CEO and other named executive officers may be found in the table entitled “Options Exercised and Stock Vested.” Details on all outstanding restricted stock grants and stock option awards of our CEO and other named executive officers as of the end of 2006 may be found in the table entitled “Outstanding Equity Awards at Fiscal Year End.”

No new stock option awards were granted in 2006 or in 2007 regarding 2006 performance. During 2006, restricted stock grants were made to named executive officers both in connection with 2005 performance and as additional long term retention incentives. These awards are detailed in the accompanying “Grants of Plan Based Awards” table. In June 2006, the Board of Directors, upon the recommendation of the Compensation Committee, approved the issuance of 250,000 shares of restricted stock to Mr. Labovitz which vest over a seven year period. As a result of limitations in the Company’s equity incentive plan which establish a 150,000 share maximum grant of restricted stock to any single individual in a 12-month period, 165,195 shares of the 250,000 grant to Mr. Labovitz are issued contingent upon stockholder approval of an amendment to our equity incentive plan to be considered by our stockholders in connection with our 2007 annual meeting that would increase the annual per-person award limit. In August 2006, the Board of Directors, upon the recommendation of the Compensation Committee, approved the issuance of 60,000 shares of restricted stock to Mr. Parikh which vest over a seven year period. In August 2006, the Board of Directors, upon the recommendation of the Compensation Committee, approved the issuance of 19,841 shares of restricted stock to Mr. Thompson which vest over a 4 year period.

In April 2007, in connection with 2006 performance, the Compensation Committee granted shares of restricted and deferred stock to the CEO and other named executive officers some of which were contingent upon stockholder approval of an amendment to our equity incentive plan to be considered by our stockholders in connection with our 2007 annual meeting as referenced above. Mr. Clemente received an award of 148,148 shares of restricted stock and 151,764 shares of contingent restricted stock, Mr. Benson received an award of 117,284 shares of restricted stock and 96,939 shares of contingent restricted stock, Mr. Labovitz received an award of 64,938 shares of contingent restricted stock and 34,898 shares of deferred stock, Mr. Parikh received an award of 11,605 shares of restricted stock and 13,087 shares of deferred stock, and Mr. Thompson received an award of 25,069 shares of restricted stock and 13,087 shares of deferred stock. In determining the number of shares to award, the Committee considered several different factors including competitive practices among the peer group companies, individual performance during 2006 and our achievements navigating through the extremely challenging operating environment of 2006.

All equity awards granted to our executive officers in 2006, and in 2007 with respect to 2006 performance, were approved by the Compensation Committee and the full Board of Directors. The restricted stock issued in 2006 and 2007 vests over varying terms. This vesting is contingent on the continued employment of the executive officer. The majority of restricted stock grants issued by the Company have identical four (4) year vesting schedules. Each deferred stock grant issued in 2007 in connection with 2006 performance has a single fixed vesting date prior to December 31, 2007, was fully expensed in 2006 through an accrual of compensation liability and is not contingent on continued employment.

Executive Severance Programs.  Consistent with peer-group practice (as determined in PwC’s 2006 research), we have entered into employment agreements, which we believe to be consistent with industry practices, with all but one of our executive officers. The purpose of these employment agreements is to enhance our executive recruiting and retention efforts. PwC’s 2006 research indicated that the severance-related benefits provided to our executive officers in these agreements are at the lower end of the peer-group range of practices.

Pursuant to the terms of the option grant notices and restricted stock award notices, all unvested option awards for Messrs. Clemente, Benson, Labovitz, Parikh and Thompson would become immediately exercisable upon a change-in-control of Comstock unless the unvested options are assumed by the acquirer. In addition, all unvested shares of restricted stock would immediately vest unless our repurchase rights are assigned to the acquirer.

Impact of Regulatory Requirements

The Compensation Committee considers regulatory requirements and their impact when making executive compensation decisions concerning the CEO and other executive officers. Regulatory requirements that influence the Committee’s decisions include:

•	Internal Revenue Code Section 162(m) of the Internal Revenue Code disallows a tax deduction to public companies for compensation not deemed to be performance-based over $1,000,000 paid for any fiscal year to the CEO and other executive officers. We intend to attempt to qualify executive compensation for deductibility under applicable tax laws to the fullest extent practicable. We believe that our bonus programs qualify for the performance-based exception. We also believe that we will not lose any compensation-related tax deductions for compensation decisions made in 2006 but may experience gains or losses on the tax we have recorded based on the variance between the price of our stock on the date of issuance of a restricted stock award and the actual price of our stock on the date of vesting of the stock award. The Compensation Committee will not, however, necessarily seek to limit executive compensation to the amount deductible under Section 162(m).

•	We believe that employees will not be subject to any tax penalties under Internal Revenue Code Section 409A as a result of participating in any of our compensation programs or agreements.

•	We adopted SFAS No. 123R for the 2006 fiscal year. In determining restricted stock and stock option awards for 2006, the Committee generally considered the potential expense of those programs under SFAS No. 123R and the impact on earnings per share. The Committee concluded that the award levels were in the best interests of stockholders given competitive compensation practices in the homebuilding industry and among our peer companies, the awards’ potential expense, the Company’s performance, and the impact of the awards on employee motivation and retention.

Conclusions

We believe that our executive compensation programs strongly support our philosophy of pay-for-performance. We further believe that compensation levels and programs for the CEO and other executive officers are consistent with competitive practices in our industry and thus advance our recruiting and retention objectives. We will continue to review our programs on a regular basis and expect to update them from time to time, based on changes in competitive practices, regulatory requirements and corporate needs.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Respectfully submitted by the Compensation Committee,

Socrates Verses, Chair
Norman D. Chirite
David M. Guernsey

		Summary Compensation Table(1), (4)
						Non-equity
				Stock	Option	Incentive Plan	Total
Name and Principal Position	Year	Salary	Bonus	Awards(2)	Awards(2)	Compensation(3)	Compensation
		$	$	$	$	$	$

Christopher Clemente	2006	637,500	76,100	400,894	144,209	665,000	1,923,703
Chairman of the Board and Chief Executive Officer (PEO) (5)
Bruce J. Labovitz	2006	358,333	—	603,760	330,978	285,000	1,578,071
Chief Financial Officer (PFO)
Gregory V. Benson	2006	550,000	—	300,314	48,071	475,000	1,373,385
Regional President
Jason Parikh	2006	186,667	—	83,515	24,033	106,875	401,090
Chief Accounting Officer
Jubal Thompson	2006	197,917	—	90,127	24,033	106,875	418,952
General Counsel and Secretary

(1)	No named executive officer was a participant in a defined benefit or deferred compensation plan.

(2)	Actual GAAP expenses incurred during 2006 with respect of awards issued under the 2004 Equity Incentive Plan. A discussion of the assumptions used in calculating these values may be found in our annual report at Note 14 to our 2006 audited financial statements.

(3)	These amounts were accrued at December 31, 2006 as incentive plan compensation awards payable in 2007 for 2006 performance. However, prior to their payment, the named officers agreed to receive all or a portion of the awards in shares of restricted or deferred stock.

(4)	On December 27, 2006, William Bensten, who was previously a named executive officer of the Company, resigned as a Senior Vice President. In connection with his resignation he purchased 30 unsold condominium units in one of the Company’s condominium projects for a purchase price of $4.2 million and he forfeited $1.3 million of previously expensed but yet unvested restricted stock awards. As a result, $1.3 million of the difference between the purchase price and the carrying value of the units has been recorded as compensation expense and is included in selling, general and administrative expense in the Company’s audited 2006 financial statements. This expense was offset by the reversal of the $1.3 million expense of forfeited stock awards.

(5)	Bonus payment relates to the reclassification, for tax purposes, of certain business related travel expenses paid to Mr. Clemente during the first half of 2006.

	Grants of Plan Based Awards During 2006
						All Other
			Estimated			Stock
			Possible Payouts			Awards:
			Under Non-Equity			Number of	Grant Date
		Compensation	Incentive Plan Awards(1)			Shares of	Fair Value
	Grant	Committee	Threshold	Target	Maximum	Stock or	of Equity
Name	Date	Action Date	$	$	$	Units	Awards

Christopher Clemente(2)	03/31/06	2/24/2006	—	825,000	1,100,000	77,078	$848,636
Gregory V. Benson	03/31/06	2/24/2006	—	825,000	1,100,000	54,705	602,298
Bruce J. Labovitz(3)	03/31/06	2/24/2006	—	300,000	400,000	30,297	333,567
	06/15/06	4/14/2006				84,805	1,289,205
	06/15/06	4/14/2006				165,195	1,403,295
Jason Parikh	03/31/06	2/24/2006	—	112,500	150,000	9,300	102,391
	08/28/06	06/01/06				60,000	292,800
Jubal Thompson	03/31/06	2/24/2006	—	112,500	150,000	7,385	81,310
	08/29/06	06/01/06				14,184	71,487
	12/29/06	06/01/06				5,657	32,019

(1)	These columns show the range of payouts targeted for 2006 performance under the Comstock Net Income and Performance Bonus plans as described in the Compensation Discussion and Analysis. The 2007 bonus payment for 2006 performance has been made based on the metrics described and is shown in the Summary Compensation Table in the column titled “Non-equity Incentive Plan Compensation.”

(2)	Stock awards for Mr. Clemente include 492 shares of restricted stock granted to Tracy Schar, his wife, who serves as the Company’s VP, Corporate Marketing. Excluded from the grants for Mr. Clemente are 21,882 shares of restricted stock granted to Mr. Clemente in March 2006 in lieu of cash related to a portion of his 2005 bonus.

(3)	The 165,195 shares of restricted stock granted to Mr. Labovitz in June 2006 are contingent on approval of an amendment to our equity incentive plan that would increase the per-person award limit to be considered by our stockholders in connection with our 2007 annual meeting.

	Outstanding Equity Awards at December 31, 2006(1)
	Option Awards				Stock Awards
						Market
	Number of	Number of			Number of	Value
	Securities	Securities			Shares or	of Shares
	Underlying	Underlying			Units of	or Units of
	Unexercised	Unexercised	Option		Stock That	Stock That
	Options	Options	Exercise	Option	Have Not	Have Not
	(#)(2)	(#)(2)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)(4)

Christopher Clemente(3)	10,274	30,822	23.90	07/06/15	78,020	$448,615
Gregory V. Benson	3,425	10,274	23.90	07/06/15	54,705	$314,554
Bruce J. Labovitz(5)	7,877	23,630	23.90	07/06/15	289,672	$1,665,612
		107,144	16.00	12/14/14
Jason Parikh	1,712	5,137	23.90	07/06/15	69,300	$398,475
Jubal Thompson	1,712	5,137	23.90	7/6/2015	27,226	$156,550

(1)	No executive officer had any unearned equity awards outstanding as of December 31, 2006.

(2)	The vesting date of each option is listed in the table below by expiration date:

Expiration Date	Vesting Date
12/14/2014	06/30/2007

12/14/2014	12/31/2007
12/14/2014	06/30/2008
12/14/2014	12/31/2008
07/06/2015	06/30/2007
07/06/2015	12/31/2007
07/06/2015	06/30/2008

(3)	Includes 1,437 shares of restricted stock issued to Tracy Schar, Mr. Clemente’s wife.

(4)	Based on closing price of $5.75 per share of our Class A common stock on December 31, 2006.

(5)	Includes 165,165 shares of restricted stock granted to Mr. Labovitz in June 2006 which are contingent on an amendment to our equity incentive plan in connection with our 2007 annual meeting.

	Stock Vested in 2006
	Stock Awards
	Number of	Value(1)
	Shares	Realized
	Acquired on	on
	Vesting	Vesting
Name	(#)	($)

Christopher Clemente(2)	9,689	$52,587
Gregory V. Benson	6,250	$35,938
Bruce J. Labovitz	15,625	$89,844
Jason Parikh	3,125	$17,969
Jubal Thompson	6,250	$29,688

(1)	Amounts reflect the market value of the stock at the closing of the market on the trading day immediately preceding the date on which the stock vested.

(2)	Includes 3,439 shares to Tracy Schar, his wife, with a value of $16,469.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

Christopher Clemente and Gregory Benson each serve pursuant to the terms of executive employment agreements dated as of December 17, 2004. Mr. Clemente’s agreement has an initial term of five years and Mr. Benson’s has an initial term of four years. Each agreement will automatically be extended for successive one-year periods beginning on the one year anniversary of the date of the agreement unless either party notifies the other that the term will not be extended. Under the agreements, Mr. Clemente’s and Mr. Benson’s minimum annual salary is $550,000, subject to potential increase by our Board of Directors from time to time. Mr. Clemente and Mr. Benson are eligible for a cash bonus of not less than 200% of his then-current salary, based upon the satisfaction of financial performance criteria. Mr. Clemente and Mr. Benson are also eligible for awards under our equity incentive plan and any similar executive compensation plans we may adopt from time to time. In 2006, our Board of Directors increased the minimum annual salary payable to Mr. Clemente to $700,000.

Mr. Clemente has agreed not to compete with us during the term of his employment and for two years after the termination of the agreement. Mr. Benson has agreed not to compete with us during the term of his employment and for 18 months after the termination of the agreement. Each of Mr. Clemente’s and Mr. Benson’s employment agreements and non-competition agreements, allow them to engage in the following permitted business activities: (i) development of commercial or for-rent residential (such as apartment buildings) real estate investment properties; (ii) development of speculative land holdings as residential lots intended for construction of for-sale residential dwellings, provided, however, that any such development by any entity in which Mr. Clemente or Mr. Benson, as applicable, has a controlling interest or decision-making power, must first be offered to the Company at a fair market value price; and (iii) secured real estate lending to unrelated third parties. In addition, each has agreed not to (i) engage in any for-sale residential construction activities in any of our then existing markets or in any market which we then plan to enter within six-months; or (ii) solicit our employees or certain other third parties for 24 months, in the case of Mr. Clemente and 18 months in the case of Mr. Benson.

Bruce Labovitz serves pursuant to the terms of an executive employment agreement dated December 17, 2004. Jubal Thompson serves pursuant to the terms of an executive employment agreement dated August 29, 2006. Each agreement has an initial term of three years and will automatically renew for successive one-year periods beginning on the one year anniversary of the date of the agreement unless either party notifies the other that the term will not be extended. Under his agreement, Mr. Labovitz’s minimum annual salary is $300,000, subject to potential increase by our Board of Directors from time to time. In 2006 our Board of Directors increased the minimum annual salary payable to Mr. Labovitz to $400,000. Under his agreement, Mr. Thompson’s minimum annual salary is $200,000, subject to potential increase by our Board of Directors from time to time.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

Under the employment agreements with Messrs. Clemente, Benson, Labovitz and Thompson, if such executive’s employment is terminated without cause or if such executive were to terminate his employment for good reason, each as defined in the agreement, such executive is entitled to continue to receive his then-current salary for 24, 18, 12 and 12 months, respectively. Messrs. Clemente, Benson, Labovitz and Thompson will also be entitled to receive a cash payment in an amount equal to two times, one and one half times, one times and one times, respectively, 100% of the bonus he would have been entitled to had he remained our employee until the end of our fiscal year. This cash payment will be due and payable on the earlier of (i) 90 days after our last payment of such executive’s then-current salary or (ii) the end of the fiscal year in which our termination of such executive without cause or such executive’s termination for good reason occurs. In the event of our termination of such executive without cause or such executive’s termination for good reason within the six calendar month period prior to the effective date of a Change in Control (as defined in the agreement) or within the 12 calendar month period following the effective date of a Change in Control, the cash payment will be due and payable in full within 30 days of the effective date of the Change in Control. Upon termination without cause, each executive is further entitled to continue to participate in employee benefit plans, programs and arrangements for a period of 12 months following termination.

Furthermore, subject to certain termination events, we have agreed to reimburse Mr. Labovitz for premium payments he makes on his life insurance policy with a national insurer. These reimbursements are in addition to the standard insurance benefits provided by us to our employees. The reimbursement of life insurance expenses covers the period January 1, 2005 through December 31, 2008. The annual premium reimbursement payable by us shall not exceed $6,000.

The following table describes the potential payments and benefits to which our executive officers would be entitled upon the happening of the following events: (i) a change of control of Comstock (with no termination of employment), (ii) a change in the executive’s responsibilities by us, (iii) the executive’s death or disability and (iv) termination of the executive’s employment by us without cause. Calculations for this table are based on the following assumptions: (i) the triggering event took place on December 31, 2006, (ii) bonus amounts are based on the 2006 Net Income Bonus and (iii) the per share price of our Class A common stock is $5.75, the closing price on December 29, 2006.

	Change of Control		Change in Responsibilities
		Acceleration of		Acceleration of
	Cash	Stock Awards	Cash	Stock Awards

Christopher Clemente	$4,066,000	$443,201	$4,066,000	$—
Bruce Labovitz	$948,000	$1,665,612	$948,000	$—
Gregory Benson	$2,731,000	$314,554	$2,731,000	$—
Jason Parikh	$—	$398,475	$—	$—
Jubal Thompson	$606,000	$156,550	$606,000	$—

Directors’ Compensation

We pay each non-employee director an annual retainer fee of $36,000, plus $2,000 for each regular meeting of the Board of Directors attended. We pay our non-employee directors $5,000 to serve on the Audit Committee, $3,000 to serve on the Compensation Committee and $2,000 for each committee meeting attended. The chairman of the Compensation Committee is paid $6,000, the chairman of the Audit Committee is paid $15,000 and the Audit Committee designated financial expert is paid $32,500. All payments to our non-employee directors are paid 50% in cash and 50% in shares of restricted stock based on the stock price at the date of commencement of their term or the date of the annual meeting in the case of members not up for re-election in a given year. Directors are also eligible to participate in our equity incentive plan. We also reimburse our directors for travel and related expenses incurred in connection with attendance at board and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

The following table details the compensation earned by our non-employee directors in 2006:

	Fees Earned
	or Paid in	Stock
	Cash in 2006	Awards	Total
Name	($)(1)	($)(2)	($)

Norman Chirite	80,999	11,727	92,726
Socrates Verses	36,978	24,003	60,981
Clayton Perfall	69,973	46,447	116,420
David Guernsey	32,588	23,581	56,169
James MacCutcheon	35,426	24,414	59,840
Robert Pincus	35,426	23,993	59,419

(1)	Includes annual retainer fees, advisory fees, committee participation fees and meeting attendance stipends paid in cash or earned in 2006.

(2)	No stock options were granted in 2006. Prior to 2006, directors have received no stock option awards. The aggregate number of stock awards outstanding at 12/31/06 and their fair value at grant date are shown below:

				Grant Date
		Stock Awards		Fair Value
		Outstanding		of Equity
		at 12/31/06	Grant Price	Awards
	Grant Date	(#)	($)	($)

Norman Chirite	7/24/2006	3,992	5.71	22,794
Socrates Verses	7/24/2006	3,992	5.71	22,794
Clayton Perfall	7/21/2006	280	5.59	1,565
	7/24/2006	7,738	5.71	44,184
David Guernsey	7/24/2006	3,992	5.71	22,794
James MacCutcheon	7/24/2006	4,132	5.71	23,594
Robert Pincus	7/24/2006	4,132	5.71	23,594

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2006, our Compensation Committee consisted of Messrs. Chirite, Guernsey, Martin and Verses. Mr. Martin resigned from the Board of Directors, effective February 28, 2006. Mr. Chirite was appointed to the Compensation Committee on June 1, 2006. None of these individuals had any contractual or other relationships with us during the fiscal year except as directors.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which Comstock equity securities are authorized for issuance.

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of
	Exercise of Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Remaining Available
Plan Category	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders	207,144	$19.81	927,005

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS AND OFFICERS

The following table sets forth certain information regarding the beneficial ownership of our common stock on April 16, 2007, by (1) each director and named executive officer of our Company, (2) all directors and executive officers of our Company as a group, and (3) each person known by us to own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Class A common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after April 16, 2007, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

					Beneficial Ownership of
	Class A		Class B		Class A and Class B
	Common Stock(1)		Common Stock		Common Stock Combined
		Percent of		Percent of	Economic	Voting
Name of Beneficial Owner	Number	Class	Number	Class	(%)	(%)(1)

Executive Officers and Directors
Christopher Clemente(2)	1,483,715	10.8%	1,366,750	50.0%	17.3%	40.1%
Gregory V. Benson(3)	1,142,247	8.3%	1,366,750	50.0%	15.2%	39.5%
Bruce J. Labovitz(4)	157,817	1.1%	—	*	1.0%	*
Jason Parikh(5)	99,444	*	—	*	*	*
A. Clayton Perfall	11,774	*	—	*	*	*
David M. Guernsey	12,956	*	—	*	*	*
James A. MacCuthcheon	16,266	*	—	*	*	*
Robert P. Pincus	5,312	*	—	*	*	*
Socrates Verses(7)	7,214	*	—	*	*	*
Norman D. Chirite	15,542	*	—	*	*	*
All directors and officers as a group (11 persons)	2,952,291	21.4%	2,733,500	100%	34.4%	80.2%
Other 5% Stockholders
Hayground Cove Asset Management(7)	867,300	6.3%	—	*	5.3%	1.6%
Springhouse Asset Management, LLC(7)	1,338,762	9.7%	—	*	8.1%	2.4%
Bonanza Capital, Ltd.(7)	1,075,000	7.8%	—	*	6.5%	2.0%
Boston Partners Asset Management, L.L.C.(7)	701,030	5.1%	—	*	4.3%	1.3%
Hotchkis and Wiley Capital Management, LLC(7)	746,400	5.4%	—	*	4.5%	1.4%
Royce & Associates, LLC(7)	904,630	6.6%	—	*	5.5%	1.7%

*	Less than 1% of the outstanding shares of common stock

(1)	Does not include shares of Class A common stock issuable upon conversion of Class B common stock. Percentage total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. Each holder of Class B common stock shall be entitled to fifteen votes per share of Class B common stock and each holder of Class A common stock shall be entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be provided in our certificate of incorporation or as required by law. The

Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis.

(2)	Includes 10,274 shares issuable upon the exercise of options that are exercisable within 60 days of April 16, 2007. 96,243 shares of Class A common stock are held by Mr. Clemente’s wife, Tracy Schar. 69,333 shares of Class A common stock and 1,366,750 shares of Class B common stock are held by FR54, LLC, an entity that is owned by Mr. Clemente and his wife. 5,000 shares are held in various trusts for the benefit Mr. Clemente’s children. Mr. Clemente is the custodian for each trust.

(3)	Includes 3,425 shares issuable upon the exercise of options that are exercisable within 60 days of April 16, 2007. 350,083 shares of Class A common stock and 1,366,750 shares of Class B common stock are held by Clareth LLC, an entity that is wholly owned by Mr. Benson.

(4)	Includes 7,877 shares issuable upon the exercise of options that are exercisable within 60 days of April 16, 2007. 1,722 shares are held in various trusts for the benefit of Mr. Labovitz’s children. Mr. Labovitz is the custodian for each trust.

(5)	Includes 1,712 shares issuable upon the exercise of options that are exercisable within 60 days of April 17, 2007.

(6)	Includes 2,000 shares of Class A common stock, with respect to which Mr. Verses disclaims beneficial ownership. The shares are held in trust for the benefit of Mr. Verses’ children. Mr. Verses’ wife is the custodian of these trusts

(7)	This information is based on Schedule 13G, as amended, filed with the Securities and Exchange Commission by the stockholder.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions described under Item 11 “Executive Compensation” (or with respect to which information is omitted in accordance with SEC regulations) and the transactions described below, since January 1, 2006 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

We believe that all of these transactions are on terms that are comparable to or not less favorable than terms which would or could have been obtainable from unaffiliated third parties. All proposed future related party transactions will be submitted to our Board of Directors for review and will require a majority vote of the independent directors for approval. Ongoing transactions are reviewed annually to ensure that they are still comparable to or not less favorable than terms which would have or could have been obtainable from unaffiliated third parties. Our Chief Financial Officer, assuming he is not party to the proposed transaction, coordinates with the independent directors in evaluating the fairness to us of the proposed transaction.

In December 2006, Merion-Loudoun, LC, an entity wholly-owned by of William Bensten, a former senior vice president of the Company, purchased the 30 remaining undelivered condominium units at the Company’s Villas at Countryside condominium project for $4.2 million. In connection with the purchase of the units, Merion-Loudoun, LC became the successor declarant of the condominium association and entered into an 18-month fee arrangement with Comstock Countryside, LLC, a wholly-owned subsidiary of the Company, to market and sell the units on its behalf.

In May 2003 and December 2005, we hired a construction company in Mr. Clemente’s brother, Louis Clemente, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at two of the Company’s developments. We paid approximately $6.5 million to this construction company during the year ended December 31, 2006.

In April 2004, we entered into an additional three year $5 million promissory note agreement, with an entity controlled by Scott Kasprowicz, bearing interest at a rate of 12%. Mr. Kasprowicz became a related party on June 1, 2004 when we hired his son. Under the terms of the note, we were advanced $2.5 million in April 2004 and an additional $2.5 million in June 2004. As a result of our consolidation in connection with our initial public offering, the lender was entitled to a premium of up to 10% of the outstanding principal balance. This note was paid in full in June 2005.

On October 1, 2004, we entered into a lease agreement with Comstock Asset Management, L.C., an entity owned by Christopher Clemente, for 20,609 square feet for our corporate headquarters. On August 1, 2005, the lease agreement was amended to add approximately 8,500 square feet of leased space. Total payments made under this lease agreement for 2006 were $751,000.

In August 2004 we entered into a note agreement in the amount of $163,000, which accrues interest at a rate of 10% per annum, with Investors Management, LLC. Investors Management, LLC is a related party which was partially owned by Messrs. Clemente, Benson and Labovitz. In February 2005, we received payment in full on this note. In March 2005 all other members assigned their membership rights to Mr. Benson giving him 100% ownership of Investors Management.

Mr. Clemente’s mother-in-law, and Gary Martin, a former director who resigned effective February 28, 2006, each invested $100,000 as minority shareholders in one of our subsidiaries, and the parents of Mr. Labovitz loaned approximately $300,000 to another of our subsidiaries. During the first quarter 2005, we repurchased the minority interests for an approximate purchase price of $136,000. In April 2005, the loan to the parents of Mr. Labovitz was paid in full.

During 2003, we entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from us. The intellectual property rights associated with the software solution that was developed by I-Connect along with any improvements made thereto by us remained the property of I-Connect. During the year ended December 31, 2006, we paid $471,000 to I-Connect.

In October 2004, we entered into an agreement with Comstock Asset Management Inc. to provide management services to us for a fee of $20,000 a month. Comstock Asset Management Inc. is a related party wholly owned by Mr. Clemente. For the year ended December 31, 2006, we earned $240,000 in revenue and recorded no receivable from this entity. Also, in November 2004, we entered into an agreement with Comstock Asset Management to sell retail condo units #1 through #5 at Potomac Yard for $14.5 million. In connection with this sale, we received a deposit of $8 million upon execution of this agreement. The agreement was modified in 2005 to reduce the deposit amount to $6 million.

During the course of 2006, we provided bookkeeping services to related party entities at no charge.

In August 2004, we entered into a $2.4 million promissory note agreement with Belmont Models I, L.C., an unrelated entity managed by Investors Management, LLC. The note bears an interest rate of 12%, which is payable monthly and matured in July 2005. In March 2005, we sold four condominium units to Belmont Models I, L.C. under a sale and leaseback arrangement. The four condominium units were delivered for a total purchase price of $2 million and leased back at a rate of $20,000 per month. We expect the lease to continue for a period of twenty-four months. As a result of the deliveries, the promissory note was reduced by the total purchase price. At December 31, 2006 the note was paid in full.

During 2005 we entered into sales contracts to sell homes to certain of our employees. We maintain a home ownership benefit program in order to attract, retain, and motivate employees. Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us. Sales of homes to employees for investment purposes are conducted at market prices.

In September 2005, Comstock Foundation, Inc., an affiliate, was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code. The affairs of Comstock Foundation are managed by a five person board of directors with Messrs. Clemente, Benson and Labovitz and Tracy Schar (employee of the Company and spouse of

Mr. Clemente) being four of the five. We also provide bookkeeping services to the affiliate. In October 2005 we made a $100,000 cash donation to Comstock Foundation and granted the right to use 27 units at our Penderbrook condominium conversion project in Fairfax, Virginia for a period of six months. Comstock Foundation will provide these units to the victims of Hurricane Katrina. The fair market value of the rental units donated is $237,000.

Procedures for Approval of Related Person Transactions

Our policy for the review and approval of transactions between us and related persons is set forth in the charter of our Audit Committee. Pursuant to the charter of our Audit Committee, it is the responsibility of our Audit Committee, unless specifically delegated by our Board of Directors to another committee of the Board of Directors, to review and approve all transactions or arrangements to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. Additionally, it is the responsibility of our Audit Committee, unless specifically delegated by our Board of Directors to another committee of the Board of Directors, to review and make recommendations to the Board of Directors, or approve, any contracts or other transactions with current or former executive officers of Comstock, including consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to employees made or guaranteed by us.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that each of Messrs. Chirite, Guernsey, MacCutcheon, Perfall, Pincus and Verses are independent directors, as “independence” is defined under the listing standards of the Nasdaq Global Market.

ITEM 14.	Principal Accountant Fees and Services

The firm of PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our consolidated financial statements for the fiscal year ended December 31, 2006. The aggregate fees billed to us by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2005 and 2006 are as follows:

	2006	2005

Audit-Related Fees(1)	$1,105,000	$948,800
Tax Fees(2)	$110,000	$145,979
Other Fees-Compensation and Peer Comparison Study(3)	$66,051	$5,560

(1)	Includes fees related to the annual independent audit of the Company’s financial statements and various fees related to services provided in connection with the Company’s filing of Registration Statements with the Securities and Exchange Commission and related comfort letters.

(2)	Tax Fees represent amounts billed for tax compliance and advisory services.

(3)	Represents fees related to advisory services rendered in connection with the Company’s study of compensation practices of peer companies.

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent registered public accounting firm.

Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by PricewaterhouseCoopers LLP described above under the captions “Audit-Related Fees,” “Tax Fees” and “Other Fees” were approved by our Audit Committee.

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

Total impairments by our reportable segments were as follows:

Washington DC Metropolitan Area	$19,900
North and South Carolina	$4,800
Georgia	$15,200

Real estate held for development and sale consists of the following:

	December 31,
	2006	2005

Land and land development costs	$232,693	$119,530
Cost of construction (including capitalized interest and real estate taxes)	172,451	144,272

Total	$405,144	$263,802

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2006	2005

Computer equipment and capitalized software	$2,228	$540
Furniture and fixtures	371	296
Office equipment	282	243
Leasehold improvements	640	—

	3,521	1,079
Less: accumulated depreciation	(798)	(474)

	$2,723	$605

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

(c)  Junior subordinated note

In May 2006 the company closed on a $30 million junior subordinated note offering. The term of the note was thirty years, maturing June 2036, and could have been retired after five years with no penalty. The interest rate was fixed at 9.72% for the first five years after which it converted to a floating rate of LIBOR plus 4.2% for the remaining twenty-five years. The Company was required to maintain certain financial covenants under the terms of the indenture, including a minimum tangible net worth, fixed charge coverage ratio and maximum leverage ratio. At December 31, 2006, the Company was not in compliance with the fixed charge coverage ratio. In March of 2007, the Company retired the notes and closed on a new Senior Unsecured note offering with the same lender in the same amount at the same rate of interest. The new $30 million note has a term of 10 years and requires a lower fixed charge coverage ratio and a lower tangible net worth with a phased increase to levels consistent with the original junior subordinated note. The new notes also require the Company to create and maintain an interest reserves in the amount equivalent to three quarters of interest payments until the original fixed charge coverage ratio is sustained for four consecutive quarters. The original purchasers of the newly issued note have a right, at their option, to force a $2,000 pay down on or after September 30, 2007 for so long as they are the owners of the notes.

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

Operating lease rental expense aggregated $1,107, $728 and $347 respectively, for years ended December 31, 2006, 2005 and 2004.

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

The Company has adequately provided for contingencies related to income taxes in accordance with SFAS No. 5. At December 31, 2006 and 2005, the Company recorded $1,194 and $ 802, respectively in income tax reserves. This tax reserve relates predominately to a potential dispute by taxing authorities over tax benefits resulting from additional income tax basis in certain residential housing development projects. The Company has also determined that a valuation allowance of approximately $470 and $840 as of December 31, 2006 and 2005 respectively related to a deferred tax asset of approximately $470 and $ 840 resulting from additional tax basis in residential real estate development projects. In analyzing the need for the provision of tax contingency reserves and the valuation allowance, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experiences and judgments about potential actions by taxing jurisdictions. In January 2007, upon the adoption of Fin 48, the Company expects to reverse income tax reserves in the amount of $1,194 as a benefit to the opening retained deficit balance.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: April 30, 2007

By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Christopher Clemente Christopher Clemente	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 30, 2007

* Gregory V. Benson	Regional President, Southeast	April 30, 2007

/s/ Bruce J. Labovitz Bruce J. Labovitz	Chief Financial Officer (Principal Financial Officer)	April 30, 2007

/s/ Jason Parikh Jason Parikh	Chief Accounting Officer (Principal Accounting Officer)	April 30, 2007

* A. Clayton Perfal	Director	April 30, 2007

* David M. Guernsey	Director	April 30, 2007

* James A. MacCutcheon	Director	April 30, 2007

* Norman D. Chirite	Director	April 30, 2007

* Robert P. Pincus	Director	April 30, 2007

* Socrates Verses	Director	April 30, 2007

By: /s/ Bruce J. Labovitz Bruce J. Labovitz Attorney-in-Fact		April 30, 2007