Form 10-Q
period 2007-03-31
Comstock Homebuilding Companies, Inc.
filed 2007-05-10
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 10 , 2007, 13,749,349 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$17,680	$21,263
Restricted cash	14,077	12,326
Receivables	1,431	4,555
Due from related parties	3,475	4,053
Real estate held for development and sale	393,999	405,144
Inventory not owned — variable interest entities	38,458	43,234
Property, plant and equipment, net	2,533	2,723
Investment in real estate partnership	—	(171)
Deferred income tax	9,761	10,188
Other assets	15,499	14,114

TOTAL ASSETS	496,913	517,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	41,961	55,680
Due to related parties	106	1,140
Obligations related to inventory not owned	36,524	40,950
Notes payable	263,456	265,403
Senior unsecured debt	30,000	30,000

TOTAL LIABILITIES	372,047	393,173

Commitments and contingencies (Note 11)

Minority interest	369	371

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 14,661,360 and 14,129,081 issued and outstanding, respectively	147	141
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	148,140	147,528
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(21,378)	(21,372)

TOTAL SHAREHOLDERS’ EQUITY	124,497	123,885

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$496,913	$517,429

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Revenues
Revenue — homebuilding	$43,025	$36,365
Revenue — other	3,698	230

Total revenue	46,723	36,595

Expenses
Cost of sales — homebuilding	36,867	27,161
Cost of sales — other	3,624	10
Impairments and write-offs	891	—
Selling, general and administrative	8,225	7,646

Operating (loss) income	(2,884)	1,778
Other (income) expense, net	(344)	(233)

(Loss) income before minority interest and equity in losses of real estate partnership	(2,540)	2,011
Minority interest	(1)	(7)

(Loss) income before equity in losses of real estate partnership	(2,539)	2,018
Equity in losses of real estate partnership	—	(27)

Total pre tax (loss) income	(2,539)	1,991
Income tax (benefit) expense	(870)	751

Net (loss) income	$(1,669)	$1,240

Basic (loss) earnings per share	$(0.11)	$0.09

Basic weighted average shares outstanding	15,888	13,981

Diluted (loss) earnings per share	$(0.11)	$0.09

Diluted weighted average shares outstanding	15,888	14,071

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)

	Three Months Ended March 31
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,669)	$1,240
Adjustment to reconcile net (loss) income to net cash used in operating activities
Amortization and depreciation	224	73
Impariments and write-offs	891	—
Loss on disposal of assets	11	—
Minority interest	(1)	(7)
Equity in losses of real estate partnership	—	27
Amortization of stock compensation	591	540
Deferred income tax	896	(170)
Changes in operating assets and liabilities:
Restricted cash	(1,751)	(2,041)
Receivables	3,124	1,935
Note receivable	—	1,250
Due from related parties	50	(239)
Real estate held for development and sale	11,725	(66,589)
Other assets	159	5,256
Accounts payable and accrued liabilities	(13,691)	(15,095)
Due to related parties	(1,062)	—

Net cash used in operating activities	(504)	(73,820)

Cash flows from investing activities:
Purchase of property, plant and equipment	(46)	(747)
Business aquisitions, net of cash acquired	—	(9,937)

Net cash used in investing activities	(46)	(10,684)

Cash flows from financing activities:
Proceeds from notes payable	43,353	95,607
Proceeds from senior unsecured debt	30,000	—
Payments on notes payable	(46,412)	(34,455)
Payments on junior subordinated debt	(30,000)	—
Proceeds from shares issued under employee stock purchase plan	27	38
Purchase of treasury stock	—	(678)

Net cash (used in) provided by financing activities	(3,033)	60,512

Net decrease in cash and cash equivalents	(3,583)	(23,992)
Cash and cash equivalents, beginning of period	21,263	42,167

Cash and cash equivalents, end of period	$17,680	$18,175

Supplemental cash flow information:
Interest paid (net of interest capitalized)	$—	$—
Income taxes paid	$—	$—
Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$1,114	$2,341
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
     The Company develops, builds and markets single-family homes, townhouses and condominiums in the Washington D.C., Raleigh, North Carolina and Atlanta, Georgia metropolitan markets. The Company also provides certain management and administrative support services to certain related parties.
     The interim financial statements of the Company included herein have not been audited by an independent registered public accounting firm. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.
     For further information, refer to the financial statements of the Company and footnotes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2006.
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
     Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to estimated fair value is recorded when the carrying value of the property exceeds its estimated fair value. These evaluations are made on a property- by- property basis as seen fit by management whenever events or changes in circumstances indicate that the net book value may not be recoverable. For the three months ended March 31, 2007, the Company determined there was no impairment related to real estate held for development and sale.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
     Real estate held for development and sale consists of the following:

	March 31,	December 31,
	2007	2006

Land and land development costs	$179,023	$232,693
Cost of construction (including capitalized interest and real estate taxes)	214,976	172,451

	$393,999	$405,144

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
     The Company also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “ Consolidation of Variable Interest Entities,” or FIN 46. This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holder’s returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under FIN 46-R. This requires the Company to compute expected losses and expected residual returns based on the probability of future cash flows as outlined in FIN 46-R. This calculation requires substantial management judgments and estimates. In addition, because the Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land, the Company does not have the ability to compel these development entities to provide financial or other data to assist the Company in the performance of the primary beneficiary evaluation.
     The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of some of those entities. As a result, for the three months ended March 31, 2007, the Company consolidated four entities in the accompanying consolidated balance sheets. The effect of the consolidation at March 31, 2007 was the inclusion of $35,458 in “Inventory not owned-variable interest entities” with a corresponding inclusion of $33,524 (net of land deposits paid of $1,934) to “Obligations related to inventory not owned.” At December 31, 2006 the Company has consolidated nine entities in the accompanying consolidated balance sheets. The effect of the consolidation at December 31, 2006 was the inclusion of $43,234 in “Inventory not owned-variable interest entities” with a corresponding inclusion of $40,950 (net of land deposits paid of $2,284) to “Obligations related to inventory not owned.” Creditors, if any, of these variable interest entities have no recourse against the Company.
     During December of 2006 the Company’s executive vice president voluntarily resigned from the Company. As part his voluntary resignation, the former executive vice president negotiated the purchase of the remaining 30 condominium units in the Company’s Countryside development for a purchase price of $4,200. Simultaneously with the purchase, the Company entered into a marketing and sale agreement with the special purpose entity created by the former executive vice president that purchased the units (“SPE”), whereby the Company would bear the cost associated with marketing and selling the units and pay the SPE a monthly option payment that allows the Company to share in the revenue of the units as they settle. The monthly option payments have created a variable interest in the SPE, and as such the Company has performed an analysis under the provisions of FIN46(R) and has determined that the entity is a variable interest entity and the Company is the primary beneficiary of this entity. As a result, the Company has consolidated the SPE. The SPE had $3,000 and $3,600 of assets, which are included in inventory not owned-variable interest entities $3,000 and $3,600 of third party debt, which is included in obligations related to inventory not owned in the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively. The third party lender does not have recourse against the Company as the debt is collateralized by the units purchased by the SPE.
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

	Three Months Ended March 31,
	2007	2006

Balance at beginning of period	$1,669	$1,206
Additions	232	300
Releases and/or charges incurred	(209)	(196)

Balance at end of period	$1,692	$1,310

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

	Three Months Ended March 31,
	2007	2006

Total interest incurred	$6,430	$4,769

Beginning interest capitalized	$27,254	$11,590
Plus: interest incurred on notes payable and senior unsecured debt	6,430	4,749
Plus: interest incurred on related party notes payable	—	20
Less: interest expensed as a component of cost of sales	(4,014)	(797)

Ending interest capitalized	$29,670	$15,562

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
6.  (LOSS) EARNINGS PER SHARE
     The following weighted average shares and share equivalents are used to calculate basic and diluted (loss) earnings per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Basic (loss) earnings per share
Net (loss) income	$(1,669)	$1,240

Basic weighted-average shares outstanding	15,888	13,981

Per share amounts	$(0.11)	$0.09

Dilutive (loss) earnings per share
Net (loss) income	$(1,669)	$1,240

Basic weighted-average shares outstanding	15,888	13,981
Stock options and restricted stock grants	—	90

Dilutive weighted-average shares outstanding	15,888	14,071

Per share amounts	$(0.11)	$0.09

Comprehensive income
     For the three months ended March 31, 2007 and 2006, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.
7.  INVESTMENT IN REAL ESTATE PARTNERSHIP
     In 2001, prior to the Company’s acquisition of Comstock Service in December of 2004, Comstock Service had invested $41 in North Shore Investors, LLC (“North Shore”) for a 50% ownership interest. North Shore was formed to acquire and develop residential lots and construct single family and townhouse units. In 2002, as a result of recognizing its share of net losses incurred by North Shore, Comstock Service reduced its investment in North Shore to $0. As part of the acquisition of Comstock Service the Company recorded this investment in North Shore at $0.
     On June 28, 2005 the Company received a capital call from North Shore in the amount of $719 so that North Shore could comply with certain debt repayments. Since the Company was potentially obligated to provide future financial support to cover certain debt repayments, the Company continued recording its share of losses incurred by North Shore through December 31, 2006 in the amount of ($171).
     During the third quarter of 2005, the Company, as manager of an affiliated entity, exercised its option rights to purchase the projects acquisition, development and construction loan made for the benefit of North Shore. The Company finalized the purchase of the loan on or about September 8, 2005 and issued a notice of default under the acquisition, development and construction loan at maturity on September 30, 2005. The Company then filed suit for collection of the loan against one of the individual guarantors under the loan on or about October 21, 2005 and initiated foreclosure proceedings on or about November 18, 2005. On or about December 22, 2005, the individual guarantor subject to the earlier suit filed a countersuit against two of the officers of the Company who were also individual guarantors under the acquisition, development and construction loan. The Company has agreed to indemnify these officers.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
     The Company, as manager of an affiliated entity, set and held a foreclosure sale on March 24, 2006 in which it was the high bidder. However, transfer of title to the property was delayed pending judicial resolution of a suit filed on March 24, 2006 by the non-affiliated 50% owner of North Shore. On June 30, 2006, the Company, on its own behalf and on behalf of affiliates, filed an additional lawsuit expanding the number of party defendants, demanding equitable relief, and demanding $33,000 in damages.
     On April 10, 2007, the parties executed a settlement agreement whereby a company associated with the non-affiliated 50% owner of the North Shore project purchased CHCI’s development rights to North Shore for approximately $3,750 to settle all claims against CHCI and its investors. All litigation has been dismissed with prejudice and the Company received the proceeds from the settlement in April 2007. As a result of the settlement, for the three months ended March 31, 2007, the Company recorded a charge of approximately $357 to write off its investment in North Shore and reduce amounts due from North Shore to the net realizable value. This charge is included in the accompanying statement of operations as a component of impairments and write-offs.
8.  ACQUISITIONS
     On January 19, 2006, the Company acquired all of the issued and outstanding capital stock of Parker Chandler Homes, Inc., a homebuilder in the Atlanta, Georgia metropolitan market, for a cash purchase price of $10,400 (including transaction costs) and the assumption of $63,800 in liabilities. The results of Parker Chandler Homes are included in the accompanying financial statements starting January 19, 2006. The Company accounted for this transaction in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations or SFAS 141. Approximately $700 of the purchase price was allocated to intangibles with a weighted average life of 4.6 years. The intangibles are related to the Parker Chandler trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development and sale and land option agreements. There was no goodwill associated with the transaction.
     On May 5, 2006, the Company acquired all of the issued and outstanding capital stock of Capitol Homes, Inc., a homebuilder in Raleigh, North Carolina, for a cash purchase price of $7,500 (including transaction costs) and the assumption of $20,600 in liabilities. The results of Capitol Homes are included in the accompanying financial statements starting May 5, 2006. The Company accounted for this transaction in accordance with SFAS 141. Approximately $251 of the purchase price was allocated to intangibles with a weighted average life of 2.7 years. The intangibles are related to the Capitol Homes trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development and sale and land option agreements. There was no goodwill associated with the transaction.
     Subsequent to each acquisition, as a result of the Company releasing the restrictive terms under the employment and non-complete agreements and the decision to no longer to use the respective trade names, all amounts assigned to intangibles were written off during the fourth quarter of 2006.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
9.  INCOME TAX
     The Company’s income tax (benefit) expense consists of the following as of March 31:

	2007	2006
Current:
Federal	$(1,490)	$802
State	(277)	150

	(1,767)	952

Deferred:
Federal	640	(170)
State	121	(31)

	761	(201)

Other
Tax shortfall related to the vesting of certain equity awards	136	—

Total income tax (benefit) expense	$(870)	$751

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at March 31, 2007 and December 31, 2006 were as follows:

	2007	2006
Deferred tax assets:
Inventory	$8,779	$9,642
Warranty	621	612
Deferred rent	25	25
Accrued expenses	1,197	1,213
Stock based compensation	856	762

	11,478	12,254
Less — valuation allowance	—	(470)

Net deferred tax assets	11,478	11,784

Deferred tax liabilities:
Depreciation and amortization	(1,717)	(1,596)

Net deferred tax liabilities	(1,717)	(1,596)

Net deferred tax assets	$9,761	$10,188

     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.
     Prior to the adoption of FIN 48, the Company provided for contingencies related to income taxes in accordance with SFAS No. 5. At December 31, 2006, the Company recorded $1,194 in income tax reserves. This tax reserve relates to a potential dispute by taxing authorities over tax benefits resulting from additional income tax basis in certain residential housing development projects. The Company recorded a valuation allowance of approximately $470 as of December 31, 2006, related to a deferred tax asset resulting from additional tax basis in residential real estate development projects. In analyzing the need for the provision of tax contingency reserves and the valuation allowance, management reviewed applicable statutes, rules, regulations and interpretations and established these reserves based on past experiences and judgments about potential actions by taxing jurisdictions. In January 2007, upon the adoption of FIN 48, the Company recorded a benefit to the opening retained accumulated deficit in the amount of $1,663. The Company’s federal income tax returns for 2004 through 2006 are open tax years. The Company files in various state and local jurisdictions, with varying statutes of limitation.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share per data)
10.  STOCK REPURCHASE PROGRAM
     In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the three months ended March 31, 2006, the Company repurchased an aggregate of 70,300 shares of Class A common stock for a total of $678 or $9.65 per share. There were no shares repurchased for the three months ended March 31, 2007 and the Company has no immediate plans to repurchase any additional shares under the existing authorization.
11.  COMMITMENTS AND CONTINGENCIES
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
     On April 10, 2007, the parties executed a settlement agreement whereby a company associated with the non-affiliated 50% owner of the North Shore project purchased the Company’s rights to North Shore for approximately $3,750 to settle all claims against the Company and its investors. All litigation has been dismissed with prejudice and the Company received the proceeds from the settlement in April 2007.
     On August 11, 2005, the Company was served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147,000 project loan for the Eclipse at Potomac Yard project. The claim in the base amount of $2,000 plus interest and costs is based on breach of contract and equitable remedies of unjust enrichment and quantum meruit. In February 2007 the Company received a ruling by a panel of arbiters to pay $3.0 million under these claims. The Company has filed an appeal which is pending.
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
Letters of credit and performance bonds
     The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Company. At March 31, 2007 the Company has outstanding $3,143 in letters of credit and $20,123 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.
Operating leases
     The Company leases office space under non-cancelable operating leases. Minimum annual lease payments under these leases at March 31, 2007 approximate:

Year Ended:	Amount
2007	836
2008	951
2009	802
2010	164
2011	5
Thereafter	—
     Operating lease rental expense aggregated $289 and $248, respectively, for three months ended March 31, 2007 and 2006.
12.  RELATED PARTY TRANSACTIONS
     In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C., an affiliate of our Predecessor in which executive officers of the Company, Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, Dwight Schar, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. On September 30, 2004, the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity wholly owned by Christopher Clemente. Total payments made under this lease agreement were $142 as of December 31, 2004. On August 1, 2005, the lease agreement was amended for an additional 8.4 square feet. For the three months ended March 31, 2007 and 2006, total payments made under this lease agreement were $192 and $185, respectively.
     In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, Louis Clemente, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at two of the Company’s developments. The Company paid $1,897 and $748 to this construction company during the three months ended March 31, 2007 and 2006, respectively.
     During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. During the three months ended March 31, 2007 and 2006, the Company paid $206 and $86, respectively, to I-Connect.
     In October 2004, the Predecessor entered into an agreement with Comstock Asset Management, L.C. (CAM), where CAM assigned the Company first refusal rights to purchase a portion of their Loudoun Station Properties. In partial consideration for the performance of which the Company would provide management services for a fee of $20 per month. This agreement was terminated effective December 31, 2006. For the three months ended March 31, 2007 and 2006 the Company recorded $0 and $60 in revenue, respectively. The Predecessor recorded a receivable for $0 and $40, at March 31, 2007 and 2006, respectively, from this entity.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
     In addition, the Company, in November 2004, entered into an agreement with Comstock Asset Management (CAM) to sell certain retail condominium units at Potomac Yard for a total purchase price of $14,500. In connection with this sale, the Company received a non-refundable deposit of $8,000 upon execution of the agreement. The agreement was modified in 2005, which reduced the deposit amount to $6,000. During the year ended December 31, 2006, the Company incurred $579 in costs associated with the retail units and recorded a receivable of $377 which is reimbursable by CAM and still outstanding as of March 31, 2007.
     In August 2004, the Predecessor entered into a $2,400 promissory note agreement with Belmont Models I, L.L.C., an unrelated entity managed by Investors Management. The note had an interest rate of 12%, which was payable monthly and originally matured in August 2006. However the company exercised its right to a three-month extension, and therefore the note matured November 5, 2006. In March 2004, the Company sold four condominium units to Belmont Models I, L.C. under a sale and leaseback arrangement. The four condominium units were delivered for a total purchase price of $2,000 and leased back at a rate of $20 per month. The Company expects the lease to continue for a period of twenty-four months and has extension options available at its discretion. As a result of the deliveries, the promissory note was reduced by the total purchase price. As of December 31, 2006, the promissory note agreement with Belmont Models I, L.L.C., was paid in full. Accrued interest on this note totaled $0 and $0 respectively, as of March 31, 2007 and December 31, 2006.
     During the three months ended March 31, 2007 and 2006, the Company entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us. Sales of homes to employees for investment purposes are conducted at market prices.
     In September 2005, Comstock Foundation, Inc., was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five-person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. The Company also provides bookkeeping services to Comstock Foundation at no charge. During the three months ended March 31, 2007 and 2006 the Company donated $0 and $25, respectively, to Comstock Foundation.
13.  SEGMENT REPORTING
     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for the manner in which companies report information about operating segments. The Company determined it provides one single type of business activity, homebuilding, which

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
operates in multiple geographic or economic environments. In addition, as a result of the Company’s acquisitions in Georgia and North Carolina, which became fully integrated in the fourth quarter of 2006, the Company modified how it analyzes its business during the fourth quarter of 2006. As such, the Company has determined that its homebuilding operations now primarily involve three reportable geographic segments: Washington DC Metropolitan Area, North Carolina, and Georgia. The aggregation criteria is based on the similar economic characteristics of the projects located in each of these regions.
     The table below summarizes revenue and income (loss) before income taxes for each of the Company’s geographic segments (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues:
Washington DC Metropolitan Area	33,862	29,869
North Carolina	8,590	1,991
Georgia	4,271	4,735

Total revenue	46,723	36,595
Operating income (loss)
Washington DC Metropolitan Area	3,195	6,715
North Carolina	(189)	(242)
Georgia	(1,516)	(510)

Segment operating income	1,490	5,963

Corporate expenses unallocated	4,374	4,185

Total operating (loss) income	(2,884)	1,778

Other income (expense)	344	233
Equity loss	—	(27)
Minority interest	1	7

(Loss) income before income taxes	$(2,539)	$1,991

     Corporate expenses and other income is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, marketing and legal groups, offset in part by interest income.
     The table below summarizes total assets for each of the Company’s segments at March 31, 2007 and December 31, 2006:

Total Assets	2007	2006
Washington DC Metropolitan Area	$299,867	$317,349
North Carolina	54,762	61,617
Georgia	90,590	94,133
Corporate	51,694	44,330

Total Assets	$496,913	$517,429

14.  SUBSEQUENT EVENTS
     As discussed in Note 7, in the accompanying notes to the consolidated financial statements, the Company in April 2007 sold its interest in North Shore for $3.75  million.
     In April 2007, the Company entered into a loan modification with Corus Bank by which the Company increased the maximum funding under it non-recourse Eclipse construction loan by approximately $15.0 million including an additional $5.0 million interest reserve and extended the maturity date of the loan to January 2008.
     On April 11, 2007 one of our two loans with Key Bank, in the amount of approximately $5.3 million, reached maturity. On May 1, 2007 the other loan with Key Bank, in the amount of approximately $2.8 million reached maturity. We are in the process of negotiating to extend both of these loans to February 2008. We expect to complete this process during May 2008.
     On May 7, 2007, the Company received a notice of default and acceleration demand letter from Regions Bank covering all loans of the Company with Regions Bank which totaled approximately $10.5 million. On May 10, 2007, the Company and Regions Bank entered into a formal commitment letter outlining certain mutually agreed upon loan modifications and maturity extensions on all the Regions Bank loans to be documented on or before May 18, 2007. The letter provides for a rescission of the issued notice of default and acceleration demand letter.
     In April 2007, Company received a notice of default on a $1.6 million loan related to, but not secured by, our Beacon Park at Belmont Bay project. The Company is working on a resolution to this default with the lender, who is also the land seller and the developer of Belmont Bay.
     In March 2007, the Company entered into a loan modification agreement with BB&T which extended the maturity date of our Atlanta revolver by 12 months to March 2008. The Atlanta revolver covers three projects with a cumulative outstanding balance of approximately $10.0 million.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS
     The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes thereto appearing elsewhere in the this report and our audited consolidated and combined financial statements and the notes thereto for the year ended December 31, 2006, appearing in our Annual Report on Form 10-K for the year then ended (the “2006 Form 10-K”).
     This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the Washington, D.C. and Raleigh, North Carolina and Atlanta, Georgia real estate and home building markets; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Form 10-K filed for the fiscal year ended December 31, 2006. Our actual results could differ materially from these projected or suggested by the forward-looking statements.
Overview
     We engage in the business of residential land development, production home building, high-rise condominium development, condominium conversion and land sales in the greater Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia markets. Our business was founded in 1985 by Christopher Clemente, our Chief Executive Officer, as a residential land developer and home builder focused on the luxury home market in the northern Virginia suburbs of Washington, D.C. In 1992, we repositioned ourselves as a production home builder focused on moderately priced homes in areas where we could more readily purchase finished building lots through option contracts. In the late 1990s, we diversified our product base to include multiple product types and home designs and we rebuilt our in-house land development department to include significant experience in both land development operations and land entitlement expertise. In 1997, we entered the Raleigh, North Carolina market. In 2005 we became involved in the business of converting existing rental apartment properties to for-sale condominium projects. In 2006, we entered the Charlotte, North Carolina, Myrtle Beach, South Carolina and Atlanta, Georgia markets through the acquisition of Parker Chandler Homes, Inc. In late 2006 we exited the Myrtle Beach, South Carolina market and in 2007 we plan to exit the Charlotte, North Carolina market.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     Our general business strategy is to focus on for-sale residential real estate development opportunities in the southeastern United States that afford us the ability to produce products at price points where we believe there is significant and consistent long-term demand for new housing. We believe the housing industry is cyclical in nature. We recognize that current market conditions are extremely challenging. Accordingly, we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet and positioning the Company for future growth when market conditions improve. In order to protect our liquidity we have adopted a conservative approach to land acquisition and investment and have taken a patient approach with respect to market expansion. We believe that by doing so we are enhancing our ability to take advantage of attractive real estate investment opportunities in our core markets as market conditions improve. At March 31, 2007, we either owned or controlled under option agreements approximately 5,000 building lots.
     The following table summarizes certain information related to new orders, settlements, and backlog for the three month period ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007
	Washington
	Metro	North
	Area	Carolina	Georgia	Total
Gross new orders	79	32	34	145
Cancellations	58	7	9	74
Net new orders	21	25	25	71
Gross new order revenue	$25,137	$7,956	$10,751	$43,845
Cancellation revenue	$23,076	$2,127	$2,570	$27,773
Net new order revenue	$2,061	$5,830	$8,183	$16,072
Average gross new order price	$318	$249	$316	$302
Settlements	95	22	14	131
Settlement revenue — homebuilding	$33,740	$5,039	$4,246	$43,025
Average settlement price	$355	$229	$303	$328
Backlog units	211	49	25	285
Backlog revenue	$92,957	$15,438	$8,656	$117,060
Average backlog price	$441	$315	$346	$410

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2006
	Washington
	Metro	North
	Area	Carolina	Georgia	Total
Gross new orders	134	15	79	228
Cancellations	38	0	11	49
Net new orders	96	15	68	179
Gross new order revenue	$48,780	$6,009	$20,419	$75,208
Cancellation revenue	$14,418	$—	$1,960	$16,378
Net new order revenue	$34,362	$6,009	$18,4599	$58,830
Average gross new order price	$364	$401	$258	$330
Settlements	83	8	21	112
Settlement revenue — homebuilding	$29,701	$1,991	$4,673	$36,365
Average settlement price	$358	$249	$223	$325
Backlog units	477	16	47	540
Backlog revenue	$190,655	$7,530	$13,786	$211,971
Average backlog price	$400	$471	$293	$393
We currently have communities under development in multiple counties throughout the markets we serve. The following table summarizes certain information for our current and planned communities as of March 31, 2007:

	As of March 31, 2007
							Lots
							Under
			Estimated			Lots	Option
		Product	Units at	Units		Owned	Agreement	Average New Order
Project	State	Type (2)	Completion	Settled	Backlog (3)	Unsold	Unsold	Revenue to Date

Status: Active (1)
Allen Creek	GA	SF	26	18	3	5	—	$208,257
Arcanum	GA	SF	34	11	5	18	—	$388,675
Brentwood Estates	GA	SF	31	21	—	10	—	$138,311
Falling Water	GA	SF	22	11	2	9	—	$423,726
Gates of Luberon	GA	SF	31	—	2	29	—	$655,874
Glenn Ivey	GA	SF	65	7	3	55	—	$238,590
Highland Station	GA	SF	105	26	1	78	—	$294,989
Maristone	GA	SF	40	3	6	31	—	$309,713
Senators Ridge	GA	SF	60	17	2	41	—	$250,878
Traditions	GA	SF	4	1	1	2	—	$520,000
Wyngate	GA	SF	28	—	—	28	—	n/a

Sub-Total / Weighted Average (4)			446	115	25	306	—	$280,440

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	As of March 31, 2007
							Lots
							Under
			Estimated			Lots	Option
		Product	Units at	Units		Owned	Agreement	Average New Order
Project	State	Type (2)	Completion	Settled	Backlog (3)	Unsold	Unsold	Revenue to Date

Emerald Farm	MD	SF	84	78	—	6	—	$452,347

Sub-Total / Weighted Average (4)			84	78	—	6	—	$452,347

Allyn’s Landing	NC	TH	116	49	14	53	—	$231,333
Brookefield Station	NC	SF	130	—	—	30	100	n/a
Haddon Hall	NC	Condo	90	—	2	88	—	$198,700
Holland Road	NC	SF	81	—	17	64	—	$419,779
Kelton at Preston	NC	TH	56	42	5	9	—	$311,175
North Farms	NC	SF	138	33	1	12	92	$178,672
Pine Hollow	NC	SF	10	3	1	6	—	$176,681
Providence-SF	NC	SF	148	—	4	30	114	$202,234
Riverbrooke	NC	SF	66	32	1	33	—	$168,090
Wakefield Plantation	NC	TH	77	40	2	35	—	$491,158
Wheatleigh Preserve	NC	SF	28	14	2	12	—	$282,014

Sub-Total / Weighted Average (4)			940	213	49	372	306	$286,302

Barrington Park	VA	Condo	148	—	—	148	—	n/a
Beacon Park at Belmont Bay	VA	Condo	600	—	—	112	488	n/a
Commons at Bellemeade	VA	Condo	316	58	—	258	—	$218,981
Commons on Potomac Sq	VA	Condo	192	48	7	137	—	$264,983
Commons on Williams Sq	VA	Condo	180	107	6	67	—	$350,107
Penderbrook	VA	Condo	424	254	8	162	—	$258,944
River Club at Belmont Bay 5	VA	Condo	84	83	1	—	—	$447,873
The Eclipse on Center Park	VA	Condo	465	192	185	88	—	$411,938
Woodlands at Round Hill	VA	SF	46	24	—	22	—	$757,118

Sub-Total / Weighted Average (4)			2,455	766	207	994	488	$355,368

Total Active			3,925	1,172	281	1,678	794	$340,901

Status: Development (1)
East Capitol	DC	Condo	130	—	—	130	—	n/a

Sub-Total / Weighted Average (4)			130	—	—	130	—	n/a

Cedars Road	GA	SF	109	—	—	—	109	n/a
Highland Avenue	GA	SF	28	—	—	28	—	n/a
James Road	GA	SF	49	—	—	49	—	n/a
Kelly Mill Road	GA	SF	28	—	—	—	28	n/a
Post Road	GA	SF	60	—	—	60	—	n/a
Post Road II	GA	TH	54	—	—	54	—	n/a
Settingdown Circle	GA	SF	162	—	—	162	—	n/a
Shiloh Road I	GA	SF	60	—	—	60	—	n/a
Tribble Lakes	GA	SF	200	—	—	200	—	n/a

Sub-Total / Weighted Average (4)			750	—	—	613	137	n/a

Massey Preserve	NC	SF	242	—	—	242	—	n/a
Providence-TH	NC	TH	80	—	—	—	80	n/a

Sub-Total / Weighted Average (4)			322	—	—	242	80	n/a

Aldie Singles	VA	SF	15	—	—	—	15	n/a
Blake Crossing	VA	TH	130	—	—	130	—	n/a
Brandy Station	VA	SF	350	—	—	—	350	n/a
Loudoun Station	VA	Condo	484	—	—	—	484	n/a
Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total / Weighted Average (4)			1,026	—	—	177	849	n/a

Total Development			2,228	—	—	1,162	1,066	n/a

Total Active & Development			6,153	1,172	281	2,840	1,860	$340,901

Status: Joint Venture
North Shore Condominiums (5)	NC	Condo	196	—	7	189	—	$286,361
North Shore Townhomes (5)	NC	TH	163	33	7	123	—	$239,107
Countryside (6)	VA	Condo	30	13	4	—	13	$260,537

Total Joint Venture			389	46	18	312	13	$249,968

(1) “Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales.
(2) “SF” means single family home, “TH” means townhouse and “Condo” means condominium.
(3) “Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4) “Weighted Average” means the weighted average new order sale price.
(5) Not consolidated; joint venture sold in 2Q 2007.
(6) Consolidated under FIN 46.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Results of Operations
Three months ended March 31, 2007 compared to three months ended March 31, 2006
Orders, cancellations and backlog
     Gross new order revenue for the three months ended March 31, 2007 decreased $31.4 million, or 41.8%, to $43.8 million on 145 homes as compared to $75.2 million on 228 homes for the three months ended March 31, 2006. The 83 unit decrease in new orders was attributable to current market conditions in the homebuilding industry, which is currently characterized by excess supply of homes available for sale and reduced buyer confidence.
     The average sale price per new order for the three months ended March 31, 2007 decreased by $28,000 to $302,000 as compared to $330,000 for the three months ended March 31, 2006. The decrease in average sales price per new order is attributable to a shift in inventory available for sale along with general base price decreases and price concessions offered in response to slower demand throughout our markets as compared to 2006.
     For the three months ended March 31, 2007 the Company experienced 74 unit cancellations totaling $27.8 million as compared to 49 units totaling $16.4 million for the comparable period in 2006. Cancellations were most prevalent in the greater Washington, DC market where we experienced 58 cancellations which included 12 Company-initiated cancellations for approximately $3.8 million of cancellation revenue at Barrington Park Condominiums where the Company decided to temporarily manage the project as a rental condominium community while it determines the highest and best use for the property. At the Eclipse project, in the Washington, DC market, the Company experienced 36 cancellations which were mostly related to contracts entered into in 2004. Of these 36 cancellations, eight were cancellations where the contract buyer cancelled an existing contract in connection with entering into a new contract for a different unit at the Eclipse.
     Our backlog at March 31, 2007 decreased $94.9 million, or 44.8%, to $117.1 million on 285 homes as compared to our backlog at March 31, 2006 of $211.9 million on 540 homes. Of the Company’s March 31, 2007 backlog, approximately $85.4 million is derived from 185 orders at the Company’s Eclipse on Center Park at Potomac Yard project. The reported backlog does not include pending land sales of which there was approximately $3.6 million of backlog at March 31, 2007 on 56 finished lots at Massey Preserve.
Revenues
     Homebuilding revenues increased by $6.6 million, or 18.1%, to $43.0 million for the three months ended March 31, 2007 as compared to $36.4 million for the three months ended March 31, 2006. The number of homes delivered in the three months ended March 31, 2007 increased by 17.0%, or 19 homes, to 131 from 112 homes in the three months ended March 31, 2006. The increase in revenue and the number of units delivered is primarily attributable to the Company’s Eclipse project which delivered $23.8 million of revenue on 58 settled units and the Company’s expansion in the Raleigh, North Carolina market as a result of the acquisition of Capitol Homes Inc. on May 5, 2006. During the three months ended March 31, 2007 the Company delivered 22 homes in Raleigh as compared to eight homes for the three months ended March 31, 2006.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     Average revenue per home delivered increased by approximately $3,000 or 1.0% to $328,000 for the three months ended March 31, 2007 as compared to $325,000 for the three months ended March 31, 2006. The $3,000 increase in average sales price per home is attributable to increased settlements from new projects coming to market in our Atlanta, Georgia division where our average revenue per settlement has increased approximately $81,000, or 35.9%, as compared to 2006. Average prices in the Washington, DC market were relatively consistent in spite of a shift in deliveries from higher priced single family and townhouse communities to condominiums.
Other Revenue
     Other revenue for the three months ended March 31, 2007 increased by $3.5 million to $3.7 million, as compared to $200,000 for the three months ended March 31, 2006. Other revenue for the three months ended March 31, 2007 consists of lot sales made to third parties and revenue associated with the Company’s Settlement Title Services division. The net increase is primarily attributable to $3.5 million of revenue recognized on the sale of 55 finished lots from our Massey Preserve project in North Carolina. The Company considers revenue to be from homebuilding when there is a structure built on the lot when it is delivered. Sales of lots occur, and are included in other revenues, when the Company sells raw land or finished home sites in advance of any substantial home construction.
Cost of Sales and Cost of Sales Other
     Cost of sales for the three months ended March 31, 2007 increased $9.7 million, or 35.7%, to $36.9 million, or 85.7% of homebuilding revenue, as compared to $27.2 million, or 74.7% of revenue, for the three months ended March 31, 2006. The 11.1 percentage point increase in cost of sales as a percentage of homebuilding revenue for the three months ended March 31, 2007 is primarily attributable to the completion in 2006, of projects in which rapid price appreciation created higher profit margins as a result of fixed low land costs relative to pricing and the impact in 2007 of the Company’s Eclipse project which accounted for approximately 55% of the Company’s total revenues and total cost of sales. For the three moths ended March 31, 2007, cost of sales as a percentage of revenue for the Company’s Eclipse project was approximately 82.6%. Additionally, due to weakening market conditions, we have extended the sales cycle of many of our projects, which in turn has increased direct costs per unit by increasing the amount of real estate tax, interest and overhead capitalized to the project. In many cases, since we relieve our capitalized costs pro-rata to the individual lots, fewer remaining lots must absorb increased costs. In addition, we have experienced increases in material and labor costs throughout our market along with the need to provide pricing concessions to stimulate sales. Due to the factors stated above, the Company expects costs of sales as a percentage of revenue to continue to face additional upward pressure as compared to 2006 until general market conditions improve, costs of materials moderate and new inventory is acquired.
     Cost of sales other for the three months ended March 31, 2007 was $3.6 million as compared to $10 for the three months ended March 31, 2006. Cost of sales other for the three months ended March 31, 2007 primarily includes land cost associated with lot sales at Massey Preserve where the Company sold 55 finished lots to a third party.
Impairments and write-offs
     As discussed in Note 2 in the accompanying notes to the financial statements, the Company, recorded impairment charges of $0 and $0 for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 the Company wrote-off $534 related to deposits on forfeited option contacts and related feasibility costs. Based on management’s assessment of current market conditions and estimates for the future, the Company believes there are no additional impairments warranted at this time. However, if market conditions deteriorate or actual costs are higher than budgeted, the Company would be required to re-evaluate the recoverability of its real estate held for development and sale and may incur additional impairment charges. In addition, as discussed in Note 7 in the accompanying notes to the financial statements, the Company wrote off $357 as a result of selling its interest in North Shore and adjusting amounts owed to net realizable value.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Selling, general and administrative
     Selling general and administrative expenses for the three months ended March 31, 2007 increased $600 or 7.9% to $8.2 million, as compared to $7.6 million for the three months ended March 31, 2006. Selling general and administrative expenses represented 17.6 % and 20.8 % of total revenue for the three months ended March 31, 2006 and 2007.
     For the three months ended March 31, 2006, selling, general and administrative expenses included $900 related to the abandonment of corporate financing and acquisition transactions. Excluding the effect of the abandonments in 2006, the increase of $1.5 million was attributable to additional sales and marketing costs resulting from increased homebuilding revenues of $6.6 million and the acquisition of Capitol Homes Inc., in May of 2006. These increases were offset by cost reduction initiatives undertaken by the Company to align our fixed cost structure with current revenue and market trends.
Operating( income) loss
     Operating income for the three months ended March 31, 2007 decreased $ 4.7 million to an operating loss of ($ 2.9) million as compared to $ 1.8 million in operating income for the three months ended March 31, 2006. Operating margin for the three months ended March 31, 2007 was (6.2%) as compared to 4.9% for the three months ended March 31, 2006. The decrease in operating margin is attributable to increases in cost of goods sold and write-offs as discussed above. A breakdown of operating margin by segment is provided in Note 13 in the accompanying notes to financial statements.
Other (income) expense, net
     Other income for the three months ended March 31, 2007 increased by $111 to $344 as compared to $233 for the three months ended March 31, 2006. The increase in other income is attributable to increased interest income and additional income resulting from buyers canceling sales contracts and forfeiting their earnest money deposits.
Income taxes
     Income tax (benefit) expense for the three months ended March 31, 2007 was ($870) compared to $751 for the three months ended March 31, 2006. Our combined effective tax rate including both current and deferred provisions for the three months ended March 31, 2007 and 2006 was (34.3%) and 37.8%, respectively. As discussed in Note 9, in the accompanying notes to financial statements, the Company recorded a charge to income tax expense in the amount of $136,000 as a result of tax shortfalls related to the non realization of certain tax assets recorded in conjunction with employee stock grants.
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
     In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. Our overall borrowing capacity may be constrained by loan covenants which limit the ratio of our total liabilities to our total equity. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital than would be required if we built each project with long-term amortizing debt. At March 31, 2007 we had approximately $293.5 million of outstanding indebtedness and $17.7 million of unrestricted cash. While we believe that internally generated cash, advances available under our credit facilities and access to public debt and equity markets will provide us with sufficient capital to meet our existing and expected capital needs.
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
Credit Facilities
     A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 190 to 600 basis points over the LIBOR rate and from 25 to 100 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At March 31, 2007, the one-month LIBOR and prime rates of interest were 5.32% and 8.25%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 7.22% to 11.36%. For information regarding risks associated with our level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
     We have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities.
     On May 26, 2006 we entered into $40 million Secured Revolving Borrowing Base Credit Facility for the financing of entitled land, land under development, construction and letters of credit. All letters of credit issued will also be secured by collateral in the facility. Funding availability will be limited to compliance with a borrowing base and facility covenants. As of March 31, 2007, $37.6 million was outstanding with this facility. In February 2007 we entered into a Forbearance Agreement with the lender which reduced the covenants and eliminated the ability of the lender to claim an event of default as a result of non-compliance with the financial covenants of the original loan. The Forbearance Agreement runs through March 2008.
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
     As of March 31, 2007, we had $8.2 million outstanding to Key Bank. Under the terms of the loan agreements, we are required to maintain certain financial covenants. In January 2007 we entered into loan modification agreements to lower the interest coverage ratio covenant. We are in compliance with the loans as modified.
     As of March 31, 2007 we had $11.3 million outstanding to M&T Bank. Under the terms of the loan agreements, we are required to maintain certain financial covenants. In March 2007 we entered into loan modification agreements lowering the interest coverage ratio and the tangible net worth covenants. We are in compliance with the loans as modified.
     In December 2005 the Company entered into a $147 million secured, limited recourse loan with Corus Bank related to our Eclipse project. Under the terms of the loan there is a single deed of trust covering two loan traunches. The two traunches have varying interest rates with Traunche A at LIBOR plus 375 basis points and Traunche B at 16.0%. At March 31, 2007 our outstanding balance under this loan was $72.6 million.
     In February 2007 we entered into a $28 million secured, three-year limited recourse loan with Guggenheim Capital Partners related to our Penderbrook project. Under the terms of the loan the borrower (Comstock Penderbrook, LLC) distributed $11.0 million to the Company and established a $2.0 million interest escrow to provide for interest costs in excess of the net operating income being generated by the temporary rental operations at the project. The loan bears an interest rate of LIBOR plus 500 basis points. Under the terms of the loan there are two traunches, traunche A at three month LIBOR plus 400 basis points and traunche B at three month LIBOR plus 600 basis points. As of March 31, 2007, our outstanding balance under the loan was $25.3 million.
     At March 31, 2007 we had approximately $11.0 million outstanding with Regions Bank under five separate master loan agreements. These loans contain cross-default provisions with each other. The loans carried varying maturities starting on April 28, 2007.
     From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of March 31, 2007, only one unsecured credit facility remained in place, the annual variable interest rate on the facility was 7.52% and $5.0 million was outstanding under the facility. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.
     Many of our loan facilities contain Material Adverse Effect clauses which if invoked could create an event of default under the loan. In the event all our loans were deemed to be in default as a result of a Material Adverse Effect, our ability to meet our capital and debt obligations would be compromised.
Cash Flow
     Net cash used in operations decreased by $ 73.3 million to $504 for the three months ended March 31, 2006 as compared to $73.8 million for the three months ended March 31, 2006. The decrease is attributable to limited investment in real estate held for development and sale, in 2007 as compared to 2006.
     Net cash used in investing activities decreased by $10.7 million to $46 for the three months ended March 31, 2007 as compared to $10.7 million for the three months ended March 31, 2006. The decrease is attributable to the Company’s acquisition in 2006 of Parker Chandler Homes. Inc. and less expenditures for property, plant and equipment.
     Net cash (used in) provided by financing activities decreased by $63.0 million to ($3.0) million for the three months ended March 31, 2007 as compared to $60.5 million for the three months ended March 31, 2006. The decrease is attributable to lower borrowings required as a result of less investment in real estate held for investment.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Recent Acquisitions
     In May 2006, we completed the acquisition of Capitol Homes, Inc., in the Raleigh, North Carolina area. The acquisition price was approximately $7.5 million plus the assumption of approximately $20.6 million in liabilities. The results of Capitol Homes, Inc. are included in the accompanying financial statements from the period May 5, 2006 to March 31, 2007. The acquisition added approximately 1,350 lots in 13 communities to our inventory of controlled land.
     In January 2006, we completed the acquisition of Parker Chandler Homes, Inc. in the Atlanta, Georgia area. The acquisition price was approximately $10.4 million plus the assumption of approximately $63.8 million in debt. The results of Parker Chandler, Inc. are included in the accompanying financial statements from the period January 19, 2006 to March 31, 2007. The acquisition added over 1,500 lots to our inventory of controlled land.
Subsequent Events
     As discussed in Note 7, in the accompanying notes to the consolidated financial statements, the Company in April 2007 sold its interest in North Shore for $3.75  million.
     In April 2007, the Company entered into a loan modification with Corus Bank by which the Company increased the maximum funding under it non-recourse Eclipse construction loan by approximately $15.0 million including an additional $5.0 million interest reserve and extended the maturity date of the loan to January 2008.
     On April 11, 2007 one of our two loans with Key Bank, in the amount of approximately $5.3 million, reached maturity. On May 1, 2007 the other loan with Key Bank, in the amount of approximately $2.8 million reached maturity. We are in the process of negotiating to extend both of these loans to February 2008. We expect to complete this process during May 2008.
     On May 7, 2007, the Company received a notice of default and acceleration demand letter from Regions Bank covering all loans of the Company with Regions Bank which totaled approximately $10.5 million. On May 10, 2007, the Company and Regions Bank entered into a formal commitment letter outlining certain mutually agreed upon loan modifications and maturity extensions on all the Regions Bank loans to be documented on or before May 18, 2007. The letter provides for a rescission of the issued notice of default and acceleration demand letter.
     In April 2007, Company received a notice of default on a $1.6 million loan related to, but not secured by, our Beacon Park at Belmont Bay project. The Company is working on a resolution to this default with the lender, who is also the land seller and the developer of Belmont Bay.
     In March 2007, the Company entered into a loan modification agreement with BB&T which extended the maturity date of our Atlanta revolver by 12 months to March 2008. The Atlanta revolver covers three projects with a cumulative outstanding balance of approximately $10.0 million.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to the opening balance of retained earnings and is not expected to have a significant impact on the Company’s consolidated financial position. The adoption of FIN 48 may cause greater volatility in the effective tax rate going forward. The Company expects to record a benefit of approximately $1,194 as a benefit to opening retained earnings as a result of the adoption of FIN 48.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2007 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of March 31, 2007, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $2.3 million in a fiscal year, a significant portion of which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber and concrete, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, our Chairman and Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other employees. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms and are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.
     During the quarter ended March 31, 2007, the Company completed its implementation of the JD Edwards EnterpriseOne (JDE) software package. The JDE system is an Enterprise Resource Planning (ERP) suite of integrated operational and financial modules that supports the Company’s current and future operational needs and enhances its internal control over financial reporting. The implementation of the JDE system has affected the Company’s internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office, and reporting processes and activities. Other than the JDE software package implementation, there have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     The Company, as manager of an affiliated entity, exercised its option rights to purchase the project acquisition, development and construction loans made for the benefit of North Shore. The Company subsequently issued a notice of default under the acquisition and development loan at maturity on September 30, 2005, thereafter filed suit for collection of the loans against one of the individual guarantors under the loan on or about October 21, 2005. The Company, as manager of an affiliated entity, set and held a foreclosure sale on March 24, 2006 in which it was the high bidder. However, transfer of title to the property has been delayed pending judicial resolution of a suit filed on March 24, 2006 by the non-affiliated 50% owner of North Shore. On June 30, 2006, the Company, on its own behalf and on behalf of affiliates, filed an additional lawsuit expanding the number of party defendants, demanding equitable relief and demanding $33,000 in damages. On April 10, 2007, the parties executed a settlement agreement whereby a company associated with the non-affiliated 50% owner of the North Shore project purchased the Company’s rights to North Shore for approximately $3.75 million to settle all claims against the Company and its investors. All litigation has been dismissed with prejudice.
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
ITEM 1A. RISK FACTORS
     The Company previously disclosed risk factors under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes these risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.1	Senior Note Purchase and Redemption Agreement between the Registrant and Kodiak Warehouse JPM LLC, dated March 15, 2007

10.2	Indenture between the Registrant and Wells Fargo Bank, N.A., dated March 15, 2007

10.3	Notice of Default and Acceleration of Indebtedness, dated May 3, 2007 from Burr and Forman LLP to the Registrant.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.
Date: May 10, 2007	By:	/s/ Christopher Clemente

Christopher Clemente
Chairman and Chief Executive Officer
	By:	/s/ Bruce J. Labovitz

Bruce J. Labovitz
Chief Financial Officer