Form 10-Q
period 2007-06-30
Comstock Homebuilding Companies, Inc.
filed 2007-08-09
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 9, 2007, 13,798,678 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$16,936	$21,263
Restricted cash	6,720	12,326
Receivables	2,974	4,555
Due from related parties	377	4,053
Real estate held for development and sale	330,038	405,144
Inventory not owned—variable interest entities	35,458	43,234
Property, plant and equipment	2,322	2,723
Investment in real estate partnership	—	(171)
Deferred income tax	9,508	10,188
Other assets	18,351	14,114

TOTAL ASSETS	422,684	517,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	35,913	55,680
Due to related parties	140	1,140
Obligations related to inventory not owned	33,524	40,950
Notes payable	200,140	265,403
Senior unsecured debt	30,000	30,000

TOTAL LIABILITIES	299,717	393,173

Commitments and contingencies (Note 12 )
Minority interest	363	371

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 14,961,779 and 14,129,081 issued and outstanding, respectively	150	141
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	150,911	147,528
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
(Accumulated deficit)	(26,045)	(21,372)

TOTAL SHAREHOLDERS’ EQUITY	122,604	123,885

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$422,684	$517,429

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Revenue—homebuilding	$110,313	$50,351	$153,338	$86,716
Revenue—other	3,987	346	7,685	576

Total revenue	114,300	50,697	161,023	87,292
Expenses
Cost of sales—homebuilding	102,876	41,295	139,743	68,456
Cost of sales—other	3,680	21	7,304	30
Impairments and write-offs	7,492	12,914	8,383	12,914
Selling, general and administrative	8,151	8,429	16,376	16,076

Operating loss	(7,899)	(11,962)	(10,783)	(10,184)
Other income, net	(302)	(355)	(646)	(587)

Loss before minority interest and equity in losses of real estate partnership	(7,597)	(11,607)	(10,137)	(9,597)
Minority interest	(3)	12	(5)	5

Loss before equity in losses of real estate partnership	(7,594)	(11,619)	(10,132)	(9,602)
Equity in losses of real estate partnership	—	(26)	—	(53)

Total pre tax loss	(7,594)	(11,645)	(10,132)	(9,655)
Income taxes benefit	(2,926)	(4,522)	(3,796)	(3,771)

Net loss	$(4,668)	$(7,123)	$(6,336)	$(5,884)

Basic loss per share	$(0.29)	$(0.47)	$(0.40)	$(0.41)
Basic weighted average shares outstanding	16,095	15,034	15,992	14,511

Diluted loss per share	$(0.29)	$(0.47)	$(0.40)	$(0.41)
Diluted weighted average shares outstanding	16,095	15,034	15,992	14,511

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,336)	$(5,884)
Adjustment to reconcile net loss income to net cash provided by (used in) operating activities
Amortization and depreciation	446	259
Impairments and write-offs	8,383	12,914
Loss on disposal of assets	12	—
Minority interest	(5)	5
Equity in losses of real estate partnership	—	53
Board of Directors compensation	99	—
Amortization of stock compensation	1,167	1,546
Deferred income tax	1,149	(4,769)
Changes in operating assets and liabilities:
Restricted cash	5,606	(2,357)
Receivables	1,581	5,620
Due from related parties	3,187	(482)
Real estate held for development and sale	70,160	(108,416)
Other assets	(2,693)	4,457
Accounts payable and accrued liabilities	(17,680)	(21,581)
Due to related parties	(1,000)	(1)

Net cash provided by (used in) operating activities	64,076	(118,636)

Cash flows from investing activities:
Purchase of property, plant and equipment	(57)	(1,236)
Business acquisitions, net of cash acquired	—	(15,491)

Net cash used in investing activities	(57)	(16,727)

Cash flows from financing activities:
Proceeds from notes payable	61,157	160,798
Proceeds from senior unsecured debt	30,000	—
Proceeds from junior subordinated debt	—	30,000
Payments on junior subordinated debt	(30,000)	—
Payments on notes payable	(129,539)	(91,635)
Distributions paid to minority shareholders	(3)	(3)
Proceeds from shares issued under employee stock purchase plan	39	78
Purchase of treasury stock	—	(1,864)
Proceeds from equity offerings	—	18,561

Net cash (used in) provided by financing activities	(68,346)	115,935

Net decrease in cash and cash equivalents	(4,327)	(19,428)
Cash and cash equivalents, beginning of period	21,263	42,167

Cash and cash equivalents, end of period	$16,936	$22,739

Supplemental cash flow information:
Interest paid ( net of interest capitalized)	$—	$—
Income taxes paid	$—	$40
Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$3,119	$5,939

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

The mergers of Sunset Investment Corp., Inc. and subsidiaries and Comstock Homes, Inc. and subsidiaries with and into Comstock Holdings (collectively the “Comstock Companies” or “Predecessor”) and the Company’s acquisition of Comstock Holdings was accounted for using the Comstock Companies’ historical carrying values of accounting as these mergers were not deemed to be substantive exchanges. The merger of Comstock Service was accounted for using the purchase method of accounting as this was deemed to be a substantive exchange due to the disparity in ownership.

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

For further information, refer to the financial statements of the Company and footnotes thereto included in the annual report on Form 10-K and Form 10-K/A of the Company for the year ended December 31, 2006.

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

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated discounted fair value. These evaluations are made on a property- by- property basis as seen fit by management whenever events or changes in circumstances indicate that the net book value may not be recoverable.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

During the second quarter of 2007, the Company experienced downward pressure on gross margins as a result of lower sales volume, reduced sales prices, increased customer concessions and extended estimates for project completion dates. As a result, the Company evaluated several projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in an aggregate impairment charge of $7,350 at six projects, with $4,942 in the D.C. region, $2,296 in the Atlanta region and $112 in the North Carolina region. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent on several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales rates. The estimates used by the Company are based on the best information available at the time the estimates are made. Adverse changes to these estimates in future periods could result in additional material impairment amounts to be recorded. The following table summarizes impairment charges and write-offs for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Impairments	$7,350	$9,550	$7,350	$9,550
Write-offs	142	3,364	1,033	3,364

Total	$7,492	$12,914	$8,383	$12,914

Real estate held for development and sale consists of the following:

	June 30, 2007	December 31, 2006
Land and land development costs	$160,612	$232,693
Cost of construction (including capitalized interest and real estate taxes)	169,426	172,451

	$330,038	$405,144

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of some of those entities. As a result, at June 30, 2007, the Company consolidated four entities in the accompanying consolidated balance sheets. The effect of the consolidation at June 30, 2007 was the inclusion of $35,458 in “Inventory not owned-variable interest entities” with a corresponding inclusion of $33,524 (net of land deposits paid of $1,934) to “Obligations related to inventory not owned.” At December 31, 2006 the Company had consolidated nine entities in the accompanying consolidated balance sheets. The effect of the consolidation at December 31, 2006 was the inclusion of $43,234 in “Inventory not owned-variable interest entities” with a corresponding inclusion of $40,950 (net of land deposits paid of $2,284) to “Obligations related to inventory not owned.” Creditors, if any, of these variable interest entities have no recourse against the Company.

During December 2006 a Company senior vice president voluntarily resigned. As part of his voluntary resignation, the former senior vice president negotiated his purchase of the remaining 30 condominium units in the Company’s Countryside development for a purchase price of $4,200. Simultaneously with the purchase, the Company entered into a marketing and sale agreement with the special purpose entity created by the former senior vice president that purchased the units (“SPE”), whereby the Company would bear the cost associated with marketing and selling the units and pay the SPE a monthly option payment that allows the Company to share in the revenue of the units as they settle. The monthly option payments have created a variable interest in the SPE, and as such the Company has performed an analysis under the provisions of FIN46(R) and has determined that the entity is a variable interest entity and the Company is the primary beneficiary of this entity. As a result, the Company has consolidated the SPE. At December 31, 2006 the SPE had $3,600 of assets, which are included in “Inventory not owned-variable interest entities” and $3,600 of third party debt, which is included in “Obligations related to inventory not owned” in the accompanying consolidated balance sheets. At June 30, 2007 substantially all of the assets of the SPE were sold and substantially all of the debt had been extinguished. Therefore, none of the remaining assets or debt is included in the accompanying June 30, 2007 consolidated balance sheet. The third party lender does not have recourse against the Company as the debt is collateralized by the units purchased by the SPE.

4. WARRANTY RESERVE

Warranty reserves for houses sold are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period. Since the Company subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are charged directly to the reserve as they arise. The following table is a summary of warranty reserve activity, which is included in accounts payable and accrued liabilities for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$1,692	$1,310	$1,669	$1,206
Additions	346	514	577	814
Releases and/or charges incurred	(329)	(267)	(537)	(463)

Balance at end of period	$1,709	$1,557	$1,709	$1,557

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total interest incurred	$7,412	$6,844	$13,842	$11,612

Interest incurred on related party notes payable	—	20	—	40

Interest expensed as a component of cost of sales	$(8,557)	$(1,567)	$(12,571)	$(2,363)

6. LOSS PER SHARE

The following weighted average shares and share equivalents, using the treasury stock method, are used to calculate basic and diluted loss per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic loss per share
Net loss	$(4,668)	$(7,123)	$(6,336)	$(5,884)

Basic weighted-average shares outstanding	16,095	15,034	15,992	14,511

Per share amounts	$(0.29)	$(0.47)	$(0.40)	$(0.41)

Dilutive loss per share
Net loss	$(4,668)	$(7,123)	$(6,336)	$(5,884)

Basic weighted-average shares outstanding	16,095	15,034	15,992	14,511
Stock options and restricted stock grants	—	—	—	—

Dilutive weighted-average shares outstanding	16,095	15,034	15,992	14,511

Per share amounts	$(0.29)	$(0.47)	$(0.40)	$(0.41)

During the three and six months ended June 30, 2007, 110,089 and 215,733 shares were excluded from the diluted shares outstanding because inclusion would have been anti-dilutive. During the three and six months ended June 30, 2006, 92,279 and 92,209 shares were excluded from the diluted shares outstanding because inclusion would have been anti-dilutive.

Comprehensive income

For the three and six months ended June 30, 2007 and 2006, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

7. INVESTMENT IN REAL ESTATE PARTNERSHIPS

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

On June 28, 2005 the Company received a capital call from North Shore in the amount of $719 so that North Shore could comply with certain debt repayments. Because the Company may have been obligated to provide future financial support to cover certain debt repayments, the Company continued recording its share of losses incurred by North Shore through December 31, 2006 in the amount of ($171).

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

On April 10, 2007, the parties executed a settlement agreement whereby a company associated with the non-affiliated 50% owner of the North Shore project purchased the Company’s development rights to North Shore for approximately $3,750 to settle all claims against the Company and its investors. All litigation has been dismissed with prejudice and the Company received the proceeds from the settlement in April 2007. As a result of the settlement, the three months ended March 31, 2007, the Company recorded a charge of approximately $357 to write off its investment in North Shore and reduce amounts due from North Shore to the net realizable value. During the three months ended June 30, 2007, additional costs of $132 related to the North Shore settlement were incurred and written off. These charges are included in the accompanying consolidated statements of operations as a component of impairments and write-offs. No additional costs related to the North Shore settlement are expected to be incurred.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

8. ACQUISITIONS

On January 19, 2006, the Company acquired all of the issued and outstanding capital stock of Parker Chandler Homes, Inc., a homebuilder in the Atlanta, Georgia metropolitan market, for a cash purchase price of $10,400 (including transaction costs) and the assumption of $63,800 in liabilities. The results of Parker Chandler Homes are included in the accompanying financial statements from the period January 19, 2006 to June 30, 2007. The Company accounted for this transaction in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations or SFAS 141. Approximately $700 of the purchase price was allocated to intangibles with a weighted average life of 4.6 years. The intangibles are related to the Parker Chandler trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development and sale and land option agreements. There was no goodwill recorded.

On May 5, 2006, the Company acquired all of the issued and outstanding capital stock of Capitol Homes, Inc., a homebuilder in North Carolina, for a cash purchase price of $7,500 (including transaction costs) and the assumption of $20,600 in liabilities. The results of Capitol Homes are included in the accompanying consolidated financial statements from the period May 5, 2006 to June 30, 2007. The Company accounted for this transaction in accordance with SFAS 141. Approximately $251 of the purchase price was allocated to intangibles with a weighted average life of 2.7 years. The intangibles are related to the Capitol Homes trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development for sale and land option agreements. There was no goodwill associated with the transaction.

Subsequent to each acquisition, as a result of the Company releasing the restrictive terms under the employment and non-complete agreements and the decision to no longer to use the respective trade names, all amounts assigned to intangibles were written off during the fourth quarter of 2006.

9. INCOME TAX

The Company’s income tax (benefit) expense consists of the following as of:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Current:
Federal	$(2,678)	$38	$(4,168)	$840
State	(500)	8	(777)	158
Deferred:
Federal	160	(3,856)	800	(4,026)
State	30	(712)	151	(743)
Other:
Tax shortfall related to the vesting of certain equity awards	62	—	198	—

Total income tax benefit	$(2,926)	$(4,522)	$(3,796)	$(3,771)

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
Deferred Tax Assets:
Inventory	$8,256	$9,642
Warranty	628	612
Investments in affiliates	25	25
Accrued expenses	370	1,213
Stock-based compensation	1,389	762

	10,668	12,254
Less — valuation allowance	—	(470)

Net deferred tax assets	10,668	11,784

Deferred Tax Liabilities:
Depreciation and amortization	(1,160)	(1,596)

Net deferred tax liabilities	(1,160)	(1,596)

Net deferred tax assets	$9,508	$10,188

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

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
Trade payables	$19,709	$32,990
Warranty	1,709	1,669
Customer deposits	11,939	14,932
Other	2,556	6,089

Total	$35,913	$55,680

11. STOCK REPURCHASE PROGRAM

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to one million shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the share repurchase program would remain in effect. During the three months ended June 30, 2006, the Company repurchased an aggregate of 188,100 shares of Class A common stock for a total of $1,187 or $6.31 per share. For the six months ended June 30, 2006, the Company repurchased an aggregate of 258,400 shares of Class A common stock for a total of $1,865 or $7.22 per share. There were no shares repurchased for the six months ended June 30, 2007 and the Company is currently subject to certain restrictive debt covenants which prohibit it from purchasing additional shares under the existing authorization.

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

On August 11, 2005, the Company was served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147,000 project loan for the Eclipse at Potomac Yard project. The claim in the base amount of $2,000 plus interest and costs is based on breach of contract and equitable remedies of unjust enrichment and quantum meruit. In February 2007 the Company received a ruling by a panel of arbiters to pay $3,000 under these claims. The Company has posted a cash bond and filed an appeal which is pending.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At June 30, 2007, the Company has outstanding $2,030 in letters of credit and $15,855 in performance and payment bonds to these third parties.

Operating leases

The Company leases office space under non-cancelable operating leases. Minimum annual lease payments under these leases at June 30, 2007 approximate:

Year Ended:	Amount
2007	$1,127
2008	935
2009	975
2010	875
2011	564
Thereafter	—

Operating lease rental expense aggregated $557 and $514, respectively, for six months ended June 30, 2007 and 2006.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

13. RELATED PARTY TRANSACTIONS

In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C., an affiliate of our Predecessor in which executive officers of the Company, Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. On September 30, 2004, the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity wholly owned by Christopher Clemente. Total payments made under this lease agreement were $142 as of December 31, 2004. On August 1, 2005, the lease agreement was amended for an additional 8.4 square feet. On March 31, 2007 the lease agreement was amended decreasing the total square footage from 29.0 to 24.1 and extending the term for two additional years. For the three months ended June 30, 2007 and 2006, total payments made under this lease agreement were $192 and $188, respectively. During the six months ended June 30, 2007 and 2006 total payments were $386 and $373, respectively.

In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at the Company’s Belmont Bay developments. For the three months ended June 30, 2007 and 2006 total payments made to the construction company were $423 and $1,252, respectively. During the six months ended June 30, 2007 and 2006 total payments were $2,320 and $2,000, respectively.

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For three months ended June 30, 2007 and 2006, the Company paid $134 and $161, respectively. During the six months ended June 30, 2007 and 2006, the Company paid $340 and $256, respectively, to I-Connect.

In October 2004, the Predecessor entered into an agreement with Comstock Asset Management, L.C. (CAM), where CAM assigned the Company first refusal rights to purchase a portion of their Loudoun Station Properties. In partial consideration for the performance of which the Company would provide management services for a fee of $20 per month. This agreement was terminated effective December 31, 2006. For the three months ended June 30, 2007 and 2006 the Company recorded $0 and $60 in revenue, respectively. During the six months ended June 30, 2007 and 2006 the Company recorded $0 and $120 in revenue, respectively, from this entity.

In addition, the Company, in November 2004, entered into an agreement with Comstock Asset Management (CAM) to sell certain retail condominium units at Potomac Yard for a total purchase price of $14,500. In connection with this sale, the Company received a non-refundable deposit of $8,000 upon execution of the agreement. The agreement was modified in 2005, which reduced the deposit amount to $6,000. During the year ended December 31, 2006, the Company incurred $579 in costs associated with the retail units and recorded a receivable of $377 which is reimbursable by CAM and still outstanding as of June 30, 2007.

During the six months ended June 30, 2007 and 2006, the Company entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us. Sales of homes to employees for investment purposes are conducted at market prices.

In September 2005, Comstock Foundation, Inc., was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five-person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. The Company also provides bookkeeping services to Comstock Foundation at no charge. During the six months ended June 30, 2007 and 2006 the Company donated $0 and $25, respectively, to Comstock Foundation.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

14. SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for the manner in which companies report information about operating segments. The Company determined it provides one single type of business activity, homebuilding, which operates in multiple geographic or economic environments. In addition, as a result of the Company’s acquisitions in Georgia and North Carolina, which became fully integrated in the fourth quarter of 2006, the Company modified how it analyzes its business during the fourth quarter of 2006. As such, the Company has determined that its homebuilding operations now primarily involve three reportable geographic segments: Washington DC Metropolitan Area, North Carolina, and Georgia. The aggregation criteria are based on the similar economic characteristics of the projects located in each of these regions.

The table below summarizes revenue and income taxes for each of the Company’s geographic segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Washington DC Metropolitan Area	$93,529	$39,330	$127,391	$69,199
North Carolina	11,443	8,413	20,032	10,404
Georgia	9,328	2,954	13,600	7,689

Total	$114,300	$50,697	$161,023	$87,292

Operating income (loss)
Washington DC Metropolitan Area	$581	$(26)	$3,776	$6,688
North Carolina	(646)	(1,868)	(835)	(2,110)
Georgia	(3,859)	(5,297)	(5,375)	(5,806)

Segment operating loss	(3,924)	(7,191)	(2,434)	(1,228)

Corporate expenses unallocated	3,975	4,771	8,349	8,956

Total operating loss	(7,899)	(11,962)	(10,783)	(10,184)

Other income	302	355	646	587
Equity loss	—	(26)	—	(53)
Minority interest (income) expense	(3)	12	(5)	5

Loss before income taxes	$(7,594)	$(11,645)	$(10,132)	$(9,655)

Corporate expenses unallocated and other income is comprised principally of general corporate expenses such as the offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, marketing and legal groups, offset in part by interest income.

The table below summarizes total assets for each of the Company’s segments at June 30, 2007 and December 31, 2006:

Total Assets	June 30, 2007	December 31, 2006
Washington DC Metropolitan Area	$242,787	$317,349
North Carolina	52,694	61,617
Georgia	85,019	94,133
Corporate	42,184	44,330

Total Assets	$422,684	$517,429

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

15. NOTES PAYABLE, DEBT AND COVENANTS

On May 26, 2006 we entered into a $40 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and letters of credit. All letters of credit issued will also be secured by collateral in the facility. Funding availability will be limited to compliance with a borrowing base and facility covenants. As of June 30, 2007, $29.6 million was outstanding with this facility. In February 2007 we entered into a Forbearance Agreement with the lender which reduced the covenants and eliminated the ability of the lender to claim an event of default as a result of non-compliance with the financial covenants of the original loan. The Forbearance Agreement runs through March 2008.

On May 4, 2006 we closed on a $30 million Junior Subordinated Note offering. The term of the note was thirty years but it could be retired after five years with no penalty. The rate was fixed at 9.72% for the first five years and LIBOR plus 420 basis points for the remaining twenty-five years. In March 2007 we retired the Junior Subordinated Note with no penalty and entered into a 10-year, $30 million Senior Unsecured Note offering with the same lender at the same interest rate. In connection with the new notes, the lender loosened the financial covenants through September 30, 2007 and permanently modified the underlying definitions used to calculate the covenants. We believe that we are currently in compliance with all covenants associated with the new notes.

As of June 30, 2007, we had $7.8 million outstanding to Key Bank in two secured facilities. Under the terms of the original loan agreements we are required to maintain certain financial covenants. In May 2007 we entered into loan modification agreements which extended the maturities and waived certain key financial covenants until March 31, 2008. We believe we are currently in compliance with all remaining covenants associated with these loans.

As of June 30, 2007 we had $10.2 million outstanding to M&T Bank. Under the terms of the original loan agreements we were required to maintain certain financial covenants. In March 2007 we entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. We believe we are currently in compliance with all covenants associated with these loans.

In December 2005 the Company entered into a $147 million secured, limited recourse loan with Corus Bank related to our Eclipse project. Under the terms of the loan there is a single deed of trust covering two loan tranches. The two tranches have varying interest rates with Tranche A at LIBOR plus 375 basis points and Tranche B fixed at 16.0%. In April 2007 the loan maturity was extended to January 2008 and provided a mechanism for reallocation of Tranche B into Tranche A. At June 30, 2007 our outstanding balance under this loan was $57.1 million. There are no financial covenants associated with this loan.

In February 2007 we entered into a $28 million secured, three-year limited recourse loan with Guggenheim Capital Partners related to our Penderbrook project. Under the terms of the loan the borrower (Comstock Penderbrook, LLC) distributed $11.0 million of the proceeds to the Company and established a $2.0 million cash interest escrow to provide for interest costs in excess of the net operating income being generated by the temporary rental operations at the project. The loan bears an interest rate of LIBOR plus 500 basis points. Under the terms of the loan there are two tranches, Tranche A at three month LIBOR plus 400 basis points and Tranche B at three month LIBOR plus 600 basis points. As of June 30, 2007, our outstanding balance under the loan was $22.9 million. There are no financial covenants associated with this loan.

On May 31, 2007 we entered into $4.5 million secured revolving credit facility with First Charter Bank. The loan matures on June 10, 2008 bearing an interest rate of Prime Rate plus 0.25% per annum. As of June 30, 2007, we had $0.7 million outstanding on the loan. There are no financial covenants associated with this loan.

At June 30, 2007 we had approximately $8.6 million outstanding with Regions Bank under five separate secured master loan agreements. The loans carried varying maturities starting December 2007. There are no financial covenants associated with this loan.

On June 28, 2007 the Company entered into various loan modification agreements with Bank of America securing the remaining $5.0 million balance of the unsecured revolver, modifying the curtailment schedule of the unsecured revolver and extending the maturities of the Atlanta debt facilities. There are no financial covenants associated with this loan.

16. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R) entitled “Share-Based Payment,” under which the Company recognizes compensation expense of a stock-based award over the vesting period based on the fair value of the award on the grant date. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model. The following information represents the Company’s grants of stock-based compensation to employees prior to recognition of estimated forfeitures.

During the three months ended March 31, 2007, the Company issued 108,566 restricted stock awards with a fair value of $440 that vest over three years. During the three months ended June 30, 2007, the Company issued 351,000 restricted stock awards with a fair value of $1,474 that vest over three years.

At December 31, 2006, the Company accrued a liability for employee incentive compensation awards for 2006 performance intended to be settled in cash in 2007. Due to market conditions, the Company elected to issue restricted stock awards in lieu of cash in settlement of the incentive compensation obligations. As a result, the Company granted, and charged to the incentive compensation accrual, 142,497 restricted stock awards with a fair value of $698 during the three months ended March 31, 2007 and an additional 293,725 restricted stock awards with a fair value of $1,439 were granted and charged to the incentive compensation accrual during the three months ended June 30, 2007.

No stock options were granted during the six months ended June 30, 2007.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes thereto appearing elsewhere in the this report and our audited consolidated and combined financial statements and the notes thereto for the year ended December 31, 2006, appearing in our Annual Report on Form 10-K and Form 10-K/A for the year then ended (the “2006 Form 10-K”).

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia real estate and home building markets; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Our actual results could differ materially from these projected or suggested by the forward-looking statements.

Overview

We engage in the business of residential land development, production home building, high-rise condominium development, condominium conversion and land sales in the greater Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia markets. Our business was founded in 1985 by Christopher Clemente, our Chief Executive Officer, as a residential land developer and home builder focused on the luxury home market in the Northern Virginia suburbs of Washington, D.C. In 1992, we repositioned ourselves as a production home builder focused on moderately priced homes in areas where we could more readily purchase finished building lots through option contracts. In the late 1990s we diversified our product base to include multiple product types and home designs and we rebuilt our in-house land development department to include significant experience in both land development operations and land entitlement expertise. In 1997 we entered the Raleigh, North Carolina market. In 2005 we became involved in the business of converting existing rental apartment properties to for-sale condominium projects. In 2006, we entered the Charlotte, North Carolina, Myrtle Beach, South Carolina and Atlanta, Georgia markets through the acquisition of Parker Chandler Homes, Inc. In late 2006 we exited the Myrtle Beach, South Carolina market and in early 2007 we exited the Charlotte, North Carolina market.

Our general business strategy is to focus on for-sale residential real estate development opportunities in the southeastern United States that afford us the ability to produce products at price points where we believe there is significant and consistent long-term demand for new housing. We believe the housing industry is cyclical in nature. We recognize that current market conditions are extremely challenging. Accordingly, we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet and positioning the Company for future growth when market conditions improve. In order to protect our liquidity we have adopted a conservative approach to land acquisition and investment and have taken a patient approach with respect to market expansion. We believe that by doing so we are enhancing our ability to take advantage of attractive real estate investment opportunities in our core markets as market conditions improve. At June 30, 2007, we either owned or controlled under option agreements approximately 4,300 building lots.

The following tables summarize certain information related to new orders, settlements, and backlog for the three and six month period ended June 30, 2007 and 2006:

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Three months ended June 30, 2007
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	410	53	31	494

Cancellations	22	5	6	33

Net new orders	388	48	25	461

Gross new order revenue	$76,179	$13,407	$9,509	$99,095
Cancellation revenue	$9,761	$1,623	$1,858	$13,242
Net new order revenue	$66,418	$11,784	$7,651	$85,853
Average gross new order revenue	$186	$253	$307	$201

Settlements	443	32	30	505
Settlement revenue - homebuilding	$93,154	$7,831	$9,328	$110,313
Average settlement revenue	$210	$245	$311	$218

Backlog units	156	65	20	241
Backlog revenue	$66,312	$19,430	$7,022	$92,764
Average backlog revenue	$425	$299	$351	$385

	Three months ended June 30, 2006
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	113	80	40	233

Cancellations	24	2	8	34

Net new orders	89	78	32	199

Gross new order revenue	$35,749	$20,131	$10,445	$66,325
Cancellation revenue	$7,547	$559	$2,227	$10,333
Net new order revenue	$28,202	$19,572	$8,218	$55,992
Average gross new order revenue	$316	$252	$261	$285

Settlements	117	35	13	165
Settlement revenue - homebuilding	$38,985	$8,412	$2,954	$50,351
Average settlement revenue	$333	$240	$227	$305

Backlog units	450	59	66	575
Backlog revenue	$180,556	$18,747	$19,090	$218,393
Average backlog revenue	$401	$318	$289	$380

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six months ended June 30, 2007
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	489	85	65	639

Cancellations	80	12	15	107

Net new orders	409	73	50	532

Gross new order revenue	$101,285	$21,385	$20,287	$142,957
Cancellation revenue	$32,837	$3,750	$4,427	$41,014
Net new order revenue	$68,447	$17,635	$15,860	$101,942
Average gross new order revenue	$207	$252	$312	$224

Settlements	538	54	44	636
Settlement revenue - homebuilding	$126,894	$12,869	$13,575	$153,338
Average settlement revenue	$236	$238	$309	$241

Backlog units	156	65	20	241
Backlog revenue	$66,312	$19,430	$7,022	$92,764
Average backlog revenue	$425	$299	$351	$385

	Six months ended June 30, 2006
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	248	95	119	462

Cancellations	62	2	19	83

Net new orders	186	93	100	379

Gross new order revenue	$84,838	$26,181	$30,904	$141,923
Cancellation revenue	$21,966	$559	$4,187	$26,712
Net new order revenue	$62,872	$25,622	$26,717	$115,211
Average gross new order revenue	$342	$276	$260	$307

Settlements	200	43	34	277
Settlement revenue - homebuilding	$68,678	$10,403	$7,635	$86,716
Average settlement revenue	$343	$242	$225	$313

Backlog units	450	59	66	575
Backlog revenue	$180,556	$18,747	$19,090	$218,393
Average backlog revenue	$401	$318	$289	$380

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We currently have communities under development in multiple counties throughout the markets we serve. The following chart summarizes certain information for our current and planned communities as of June 30, 2007:

	As of June 30, 2007
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue to Date
Status: Active (1)
Allen Creek	GA	SF	26	22	—	4	—	$207,218
Arcanum	GA	SF	34	18	1	15	—	$382,468
Brentwood Estates	GA	SF	31	21	—	10	—	$138,311
Falling Water	GA	SF	22	13	1	8	—	$422,124
Gates of Luberon	GA	SF	31	1	1	29	—	$653,192
Glenn Ivey	GA	SF	65	10	2	53	—	$236,483
Highland Station	GA	SF	105	31	—	74	—	$290,684
James Road	GA	SF	49	—	3	46	—	$327,900
Maristone	GA	SF	40	7	9	24	—	$337,724
Senator’s Ridge	GA	SF	60	20	1	39	—	$245,864
Traditions	GA	SF	4	2	1	1	—	$475,000
Wyngate	GA	SF	28	—	1	27	—	$455,750

Sub-Total / Weighted Average (4)			495	145	20	330	—	$286,221

Emerald Farm	MD	SF	84	78	—	6	—	$452,347

Sub-Total / Weighted Average (4)			84	78	—	6	—	$452,347

Allyn’s Landing	NC	TH	116	54	19	43	—	$235,246
Brookefield Station	NC	SF	130	1	2	43	84	$252,210
Haddon Hall	NC	Condo	90	2	1	87	—	$192,233
Holland Road	NC	SF	81	—	19	62	—	$420,151
Kelton at Preston	NC	TH	56	46	5	5	—	$311,979
North Farms	NC	SF	47	39	3	5	—	$180,266
Pine Hollow	NC	SF	10	5	—	5	—	$170,725
Providence-SF	NC	SF	148	3	12	43	90	$194,959
Riverbrooke	NC	SF	66	36	1	29	—	$167,698
Wakefield Plantation	NC	TH	77	43	3	31	—	$486,169
Wheatleigh Preserve	NC	SF	28	16	—	12	—	$282,227

Sub-Total / Weighted Average (4)			849	245	65	365	174	$280,108

Barrington Park	VA	Condo	148	—	—	148	—	n/a
Beacon Park at Belmont Bay 8&9	VA	Condo	600	—	—	112	488	n/a
Commons on Potomac Sq	VA	Condo	192	60	4	128	—	$266,110
Commons on Williams Sq	VA	TH/Condo	180	122	3	55	—	$346,225
Penderbrook	VA	Condo	424	264	23	137	—	$257,561
River Club at Belmont Bay 5	VA	Condo	84	83	—	1	—	$447,895
The Eclipse on Center Park	VA	Condo	465	264	124	77	—	$404,937
Woodlands at Round Hill	VA	SF	46	26	1	19	—	$750,550

Sub-Total / Weighted Average (4)			2,139	819	155	677	488	$358,095

Total Active			3,567	1,287	240	1,378	662	$339,311

Status: Development (1)
East Capitol	DC	Condo	133	—	—	133	—	n/a

Sub-Total / Weighted Average (4)			133	—	—	133	—	n/a

Highland Avenue	GA	SF	28	—	—	28	—	n/a
Post Road	GA	SF	60	—	—	60	—	n/a
Post Road II	GA	TH	54	—	—	54	—	n/a
Settingdown Circle	GA	SF	162	—	—	162	—	n/a
Shiloh Road I	GA	SF	60	—	—	60	—	n/a
Tribble Lakes	GA	SF	200	—	—	200	—	n/a

Sub-Total / Weighted Average (4)			564	—	—	564	—	n/a

Massey Preserve	NC	SF	187	—	—	187	—	n/a
Providence-TH	NC	TH	80	—	—	18	62	n/a

Sub-Total / Weighted Average (4)			267	—	—	205	62	n/a

Blake Crossing	VA	TH	130	—	—	130	—	n/a
Brandy Station	VA	SF	350	—	—	—	350	n/a
Loudoun Station Condominiums	VA	Condo	484	—	—	—	484	n/a
Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total / Weighted Average (4)			1,011	—	—	177	834	n/a

Total Development			1,975	—	—	1,079	896	n/a

Total Active & Development			5,542	1,287	240	2,457	1,558	$339,311

Status: Joint Venture
Countryside	VA	Condo	30	29	1	—	—	$255,424

Total Joint Venture			30	29	1	—	—	$255,424

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales.
(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	“Weighted Average” means the weighted average new order sale price.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006

Orders, cancellations and backlog

Gross new order revenue for the three months ended June 30, 2007 increased $32.8 million, or 49.4%, to $99.1 million on 494 homes, as compared to $66.3 million on 233 homes for the three months ended June 30, 2006. For the six months ended June 30, 2007, gross new orders increased $1.1 million, or 1.0% to $143.0 million on 639 homes, as compared to $141.9 million on 462 homes for the six months ended June 30, 2006. The increase in new home orders for the three and six months ended June 30, 2007 is due to the sale and settlement of 316 units at the Bellemeade condominium project in June 2007. Net of the Bellemeade sale, an overall decrease in new orders is attributable to weaker market conditions in which we are experiencing reduced demand throughout our markets and the fact that we had fewer lower priced units for sale at our Eclipse project in 2007 as compared to 2006.

The Company’s average gross sales price per new order for the three months ended June 30, 2007 decreased by $84,000 to $201,000, as compared to $285,000 for the same period in 2006. The average sales price per gross new order for the six months ended June 30, 2007 decreased $83,000 to $224,000, as compared to $307,000 for the six months ended June 30, 2006. Excluding the zero margin Bellemeade sale, average gross new order revenue for the three and six months ended June 30, 2007 increased by $5,000 to $290,000 and decreased by $11,000 to $296,000, respectively.

For the three months ended June 30, 2007 the Company experienced 33 unit cancellations totaling $13.2 million as compared to 34 units totaling $10.3 million for the comparable period in 2006. Cancellations were most prevalent in the greater Washington, DC market where we experienced 22 cancellations. At the Eclipse project, in the Washington, DC market, the Company experienced 14 cancellations which were mostly related to contracts entered into in 2004. The Company expects to continue to experience additional cancellations at the Eclipse as settlements continue in the project’s East tower.

Our backlog at June 30, 2007 decreased $125.6 million, or 57.5%, to $92.8 million on 241 homes, as compared to our backlog at June 30, 2006 of $218.4 million on 575 homes. The decrease in backlog is primarily due to the commencement of deliveries at the Eclipse in November 2006 and a softening market which has limited our ability to replace settlements with new orders. Our backlog at June 30, 2007 includes 124 units totaling $57.6 million at our Eclipse project.

Revenues

Homebuilding revenues increased by $59.9 million, or 119.1%, to $110.3 million for the three months ended June 30, 2007, as compared to $50.4 million for the three months ended June 30, 2006. Homebuilding revenues increased by $66.6 million, or 76.8%, to $153.3 million for the six months ended June 30, 2007, as compared to $86.7 million for the six months ended June 30, 2006. The number of homes delivered for the three months ended June 30, 2007 increased by 206.1% to 505 from 165 homes for the three months ended June 30, 2006. The number of homes delivered for the six months ended June 30, 2007, increased by 129.6% to 636 from 277 homes for the six months ended June 30, 2006. The increase in deliveries and revenues for the three and six month ended June 30, 2007 is primarily attributable to 316 units representing $47.5 million in revenue related to the bulk sale of the Company’s Bellemeade condominium conversion project. In connection with the sale, the Company purchased 58 units previously settled, dissolved the condominium and then delivered the project in its entirety to a rental operator during June 2007. Excluding the sale of Bellemeade, the increase in the number of units delivered during the three and six months ended June 30, 2007 is attributable to the company’s Eclipse project which delivered 130 units and generated $53.4 million in revenue during the six months ended June 30, 2007 as compared to no settlements in the six months ended June 30, 2006.

Including the Bellemeade transaction, average revenue per home delivered decreased by approximately $87,000 to $218,000 for the three months ended June 30, 2007, as compared to $305,000 for the three months ended June 30, 2006. Average revenue per home delivered decreased by approximately $72,000 to $241,000 for the six months ended June 30, 2007, as compared to $313,000 for the six months ended June 30, 2006. Excluding the 316 unit bulk sale of the Bellemeade project, average revenue per home delivered increased by $27,000 and $19,000 to approximately $332,000 for both the three and six months ended June 30, 2007 as compared to $305,000 and $313,000 for the comparable periods in 2006. This increase in average revenue per home is due primarily to the settlements at the Company’s Eclipse project.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Other Revenue

Other revenue for the three months ended June 30, 2007 increased by $3.6 million to $3.9 million, as compared to $346,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007 other revenue increased by $7.1 million to $7.7 million, as compared to $576,000 for the six months ended June 30, 2006. Other revenue for the three and six months ended June 30, 2007 consists of lot sales made to third parties and revenue associated with the Company’s Settlement Title Services division. The net increase is attributable to $7.1 million of revenue recognized on the sale of 110 finished lots at our Massey Preserve project in North Carolina in March and June of 2007. The Company considers revenue to be from homebuilding when there is a structure which is either partially or completely built on the lot when it is delivered. Sales of lots occur and are included in other revenues when the Company sells raw land or finished home sites in advance of any substantial home construction.

Cost of sales and cost of sales other

Cost of sales for the three months ended June 30, 2007 increased $61.6 million to $102.9 million, or 90.0% of homebuilding revenue, as compared to $41.3 million, or 81.9% of revenue, for the three months ended June 30, 2006. For the six months ended June 30, 2007 cost of sales increased $71.2 million to $139.7 million, or 86.8% of revenue, as compared to $68.5 million or 79.0% of revenue for the six months ended June 30, 2006. The $61.6 million and $71.2 million increase in cost of sales for the three and six months ended June 30, 2007, respectively, is primarily due to both the June 2007 Bellemeade sale and the commencement of Eclipse settlements. The increases in cost of sales as a percentage of revenue for the three and six months ended June 30, 2007, respectively, is principally the result of the zero margin sale of Bellemeade, continuing pricing concessions and increases in material and labor costs. Excluding the Bellemeade sale, gross margin for the three months ended June 30, 2007 was 11.9%. The gross margin at the Eclipse for the three months ended June 30, 2007 was 20.7%. Due to weakening market conditions, we have also extended the sales cycle of many of our projects, which in turn has increased the cost per unit by increasing the amount of real estate tax, interest and capitalized overhead. Due to the factors stated above, the Company expects cost of sales as a percentage of revenue to continue to face additional upward pressure until general market conditions improve, new inventory is acquired or impaired land inventory is delivered.

Cost of sales other for the three and six months ended June 30, 2007 was $3.7 million and $7.3 million as compared to $21,000 and $30,000 for the three and six months ended June 30, 2006. Cost of sales other for the three and six months ended June 30, 2007 primarily includes land cost associated with lot sales at Massey Preserve where the Company sold 110 finished lots to a third party.

Impairments and write-offs

As discussed in Note 2 in the accompanying notes to the financial statements, the Company recorded impairment and write-off charges of $7.5 million and $12.9 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and June 30, 2006 the Company recorded impairment and write-off charges of $8.4 million and $12.9 million, respectively. Impairment charges for the three months ended June 30, 2007 include condominiums, townhouses and single family homes projects located in the Company’s Virginia ($4.9 million), North Carolina ($112,000) and Georgia ($2.3 million) markets. Based on management’s assessment of current market conditions and estimates for the future, the Company believes there are no additional impairments warranted at this time. However, if market conditions deteriorate or actual costs are higher than budgeted, the Company would be required to re-evaluate the recoverability of its real estate held for development and sale and may incur additional impairment charges. Included in write-offs, as discussed in Note 7 in the accompanying notes to the financial statements, during the three months ended March 31, 2007, the Company recorded a charge of approximately $357 to write off its investment in North Shore and reduce amounts due from North Shore to the net realizable value. During the three months ended June 30, 2007, additional costs of $132 related to the North Shore settlement were incurred and written off. No additional costs related to the North Shore settlement are expected to be incurred.

Selling, general and administrative

Selling, general and administrative cost as a percentage of total revenue was 7.1% for the three months ended June 30, 2007, as compared to 16.6% of total revenue for the three months ended June 30, 2006 and 10.1% of total revenue for the six months ended June 30, 2007 as compared to 18.4% of total revenue for the six months ended June 30, 2006. The decrease, as a percentage of total revenue, was the result of cost reductions generated by management’s cost reduction initiatives and increased revenue from the sale of Bellemeade and settlements at the Eclipse. Adjusted for the sale of Bellemeade, SG&A, as a percentage of total revenue, was 12.2% and 14.4% for the three and six months ended June 30, 2007. This effort includes staff reductions, reduced rents on our corporate office, reductions in marketing and a general effort to reduce other general and administrative expenses.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating (loss)

Operating loss for the three months ended June 30, 2007 decreased by $4.1 million to an operating loss of $7.9 million, as compared to an operating loss of $12.0 million for the three months ended June 30, 2006. Operating margin for the three months ended June 30, 2007, was (6.9%), as compared to (23.6%) for the three months ended June 30, 2006. The operating loss for the six months ended June 30, 2007 decreased by $600,000 to an operating loss of $10.8 million, as compared to an operating loss of $10.2 million for the six months ended June 30, 2006. Operating margin for the six months ended June 30, 2007, was (6.7%), as compared to (11.7%) for the six months ended June 30, 2006. The 16.7 and 5.0 percentage point improvement in operating margins for the three and six months ended June 30, 2007 are attributable to increasing gross profit margins on the units settled at the Eclipse as we sell units sold later in the project, lower 2007 impairments and write-offs and control of selling, general and administrative expenses as discussed above.

Other (income) expense, net

Other (income) expense, net decreased by $53,000 to $302,000 for the three months ended June 30, 2007, as compared to $355,000 for the three months ended June 30, 2006 as a result of lower interest income earned during the period. Other (income) expense, net increased by $59,000 to $646,000 for the six months ended June 30, 2007, as compared to $587,000 for the six months ended June 30, 2006. This $59,000 increase in other (income) expense is primarily attributable to increased interest earned on the Company’s cash balances in addition to income generated from buyers canceling sales contracts and forfeiting earnest money deposits in the first half of 2007.

Income taxes

For the three and six months ended June 30, 2007, the Company, due to net losses, recorded an income benefit of ($2.9) and ($3.8) million as compared to income tax benefits of ($4.5) and ($3.8) million for the three and six months ended June 30, 2006. As discussed in Note 9, in the accompanying notes to financial statements, the Company recorded a charge to income tax expense in the amount of $62,000 as a result of tax shortfalls related to the non realization of certain tax assets recorded in conjunction with employee stock grants.

Liquidity and Capital Resources

We require capital to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include engineering, entitlement, architecture, site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. Our sources of capital include, and we anticipate will continue to include, funds derived from various secured and unsecured borrowings, operations which include the sale of constructed homes and finished lots, and the sale of equity and debt securities. Our currently owned and controlled inventory of home sites will require significant capital to develop and construct.

In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. Our overall borrowing capacity may be constrained by loan covenants which limit the ratio of our total liabilities to our total equity. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital than would be required if we built each project with long-term amortizing debt. At June 30, 2007 we had approximately $230.0 million of outstanding indebtedness and $16.9 million of unrestricted cash. We believe that internally generated cash, advances available under our credit facilities and access to public debt and equity markets will provide us with sufficient capital to meet our existing and expected capital needs.

Our subsidiaries have a significant amount of secured debt which matures during 2008. In our industry it is customary for lenders to renew and extend project facilities until the project is complete. Since we are the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported and cured loan covenant violations, may impact our ability to renew and extend our debt.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Credit Facilities

A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 190 to 600 basis points over the LIBOR rate and from 25 to 100 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At June 30, 2007, the one-month LIBOR and prime rates of interest were 5.32% and 8.25%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 7.40% to 11.35%. For information regarding risks associated with our level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

We have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities.

On May 26, 2006 we entered into a $40 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and letters of credit. All letters of credit issued will also be secured by collateral in the facility. Funding availability will be limited to compliance with a borrowing base and facility covenants. As of June 30, 2007, $29.6 million was outstanding with this facility. In February 2007 we entered into a Forbearance Agreement with the lender which reduced the covenants and eliminated the ability of the lender to claim an event of default as a result of non-compliance with the financial covenants of the original loan. The Forbearance Agreement runs through March 2008.

On May 4, 2006 we closed on a $30 million Junior Subordinated Note offering. The term of the note was thirty years but it could be retired after five years with no penalty. The rate was fixed at 9.72% for the first five years and LIBOR plus 420 basis points for the remaining twenty-five years. In March 2007 we retired the Junior Subordinated notes with no penalty and entered into a 10-year, $30 million Senior Unsecured Note offering with the same lender at the same interest rate. In connection with the new notes, the lender loosened the financial covenants through September 30, 2007 and permanently modified the underlying definitions used to calculate the covenants. We believe that we are currently in compliance with all covenants associated with the new notes.

As of June 30, 2007, we had $7.8 million outstanding to Key Bank in two secured facilities. Under the terms of the original loan agreements we are required to maintain certain financial covenants. In May 2007 we entered into loan modification agreements which extended the maturities and waived certain key financial covenants until March 31, 2008. We believe we are currently in compliance with all remaining covenants associated with these loans.

As of June 30, 2007 we had $10.2 million outstanding to M&T Bank. Under the terms of the original loan agreements we were required to maintain certain financial covenants. In March 2007 we entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. We believe we are currently in compliance with all covenants associated with these loans.

In December 2005 the Company entered into a $147 million secured, limited recourse loan with Corus Bank related to our Eclipse project. Under the terms of the loan there is a single deed of trust covering two loan tranches. The two tranches have varying interest rates with Tranche A at LIBOR plus 375 basis points and Tranche B fixed at 16.0%. In April 2007 the loan maturity was extended to January 2008 and provided a mechanism for reallocation of Tranche B into Tranche A. At June 30, 2007 our outstanding balance under this loan was $57.1 million. There are no financial covenants associated with this loan.

In February 2007 we entered into a $28 million secured, three-year limited recourse loan with Guggenheim Capital Partners related to our Penderbrook project. Under the terms of the loan the borrower (Comstock Penderbrook, LLC) distributed $11.0 million of the proceeds to the Company and established a $2.0 million cash interest escrow to provide for interest costs in excess of the net operating income being generated by the temporary rental operations at the project. The loan bears an interest rate of LIBOR plus 500 basis points. Under the terms of the loan there are two tranches, Tranche A at three month LIBOR plus 400 basis points and Tranche B at three month LIBOR plus 600 basis points. As of June 30, 2007, our outstanding balance under the loan was $22.9 million. There are no financial covenants associated with this loan.

On May 31, 2007 we entered into $4.5 million secured revolving credit facility with First Charter Bank. The loan matures on June 10, 2008 bearing an interest rate of Prime Rate plus 0.25% per annum. As of June 30, 2007, we had $0.7 million outstanding on the loan. There are no financial covenants associated with this loan.

At June 30, 2007 we had approximately $8.6 million outstanding with Regions Bank under five separate secured master loan agreements. The loans carried varying maturities starting December 2007. There are no financial covenants associated with this loan.

On June 28, 2007 the Company entered into various loan modification agreements with Bank of America securing the remaining $5.0 million balance of the unsecured revolver, modifying the curtailment schedule of the unsecured revolver and extending the maturities of the Atlanta debt facilities. There are no financial covenants associated with this loan.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

From time to time, we employ unsecured working capital revolving credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.

Many of our loan facilities contain Material Adverse Effect clauses which if invoked could create an event of default under the loan. In the event all our loans were deemed to be in default as a result of a Material Adverse Effect, our ability to meet our capital and debt obligations would be compromised.

Cash Flow

Net cash provided by operating activities was $64.1 million for the six months ended June 30, 2007, as compared to net cash used of $118.6 million during the six months ended June 30, 2006. The $182.7 million increase is primarily the result of two business acquisitions completed in the first half of 2006, as compared to no business acquisitions in 2007, additional settlements at Eclipse, the sale of Bellemeade and the sale of Massey Preserve lots.

Net cash used in investing activities was $57,000 for the six months ended June 30, 2007, as compared to $16.7 million for the six months ended June 30, 2006. The decrease is primarily due to no business acquisitions being made in 2007.

Net cash used in financing activities was $68.3 million for the six months ended June 30, 2007 as compared to $115.9 million provided in the six months ended June 30, 2006. Net cash provided by financing activities for the six months ended June 30, 2007 was offset by debt principal payments made during the period.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Recent Acquisitions

In May 2006, we completed the acquisition of Capitol Homes, Inc., in the Raleigh, North Carolina area. The acquisition price was approximately $7.5 million plus the assumption of approximately $20.6 million in liabilities. The results of Capitol Homes, Inc. are included in the accompanying financial statements from the period May 5, 2006 to June 30, 2007. The acquisition added approximately 1,350 lots in 13 communities to our inventory of controlled land.

In January 2006, we completed the acquisition of Parker Chandler Homes, Inc. in the Atlanta, Georgia area. The acquisition price was approximately $10.4 million plus the assumption of approximately $63.8 million in debt. The results of Parker Chandler Homes, Inc. are included in the accompanying financial statements from the period January 19, 2006 to June 30, 2007. The acquisition added over 1,500 lots to our inventory of controlled land.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”), which permits entities to measure various financial instruments and certain other items at fair value at specified election dates. The election must be made at the initial recognition of the financial instrument, and any unrealized gains or losses must be reported at each reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect of SFAS 159 on its consolidated financial statements.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2007 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of June 30, 2007, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $1.6 million in a fiscal year, a significant portion of which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber and concrete, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

On April 10, 2007, the parties executed a settlement agreement whereby a company associated with the non-affiliated 50% owner of the North Shore project purchased the Company’s development rights to North Shore for approximately $3,750 to settle all claims against the Company and its investors. All litigation has been dismissed with prejudice and the Company received the proceeds from the settlement in April 2007. As a result of the settlement, for the three months ended March 31, 2007, the Company recorded a charge of approximately $357 to write off its investment in North Shore and reduce amounts due from North Shore to the net realizable value. During the three months ended June 30, 2007, additional costs of $132 related to the North Shore settlement were incurred and written off. These charges are included in the accompanying consolidated statements of operations as a component of impairments and write-offs. No additional costs related to the North Shore settlement are expected to be incurred.

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

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 in response to Item 1A, except as follows:

Home prices and sales activities in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia geographic markets have a large impact on our profitability because we conduct substantially all of our business in these markets.

Home prices and sales activities in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia geographic markets have a large impact on our profitability because we conduct substantially all of our business in these markets. Recently these markets have begun to exhibit signs of decreasing consumer demand, and as a result we are experiencing reduced traffic, weakening demand, higher cancellation rates and an over-supply of inventory, similar to what other homebuilders are experiencing. As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives. These economic conditions being experienced throughout the industry will likely continue to impact housing demand for the remainder of 2007 and into 2008. As a result of these conditions, we currently believe there may be a reduction in the number of new contracts in most of our markets, and that gross margins on new contracts may be negatively impacted in all of our regions. This could adversely affect our results of operations and cash flows.

ITEM 6.	EXHIBITS

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: August 9, 2007	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer