Form 10-Q
period 2007-09-30
Comstock Homebuilding Companies, Inc.
filed 2007-11-09
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 4, 2007, 13,852,077 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOC K HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$8,814	$21,263
Restricted cash	6,527	12,326
Receivables	629	4,555
Due from related parties	162	4,053
Real estate held for development and sale	240,835	405,144
Inventory not owned - variable interest entities	19,496	43,234
Property, plant and equipment	2,096	2,723
Investment in real estate partnership	—	(171)
Deferred income tax	34,494	10,188
Other assets	18,443	14,114

TOTAL ASSETS	$331,496	$517,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$29,462	$55,680
Due to related parties	—	1,140
Obligations related to inventory not owned	19,287	40,950
Notes payable	171,559	265,403
Senior unsecured debt	30,000	30,000

TOTAL LIABILITIES	250,308	393,173

Commitments and contingencies (Note 12 )
Minority interest	360	371

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 15,081,777 and 14,129,081 issued and outstanding, respectively	151	141
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	151,602	147,528
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
(Accumulated deficit)	(68,513)	(21,372)

TOTAL SHAREHOLDERS’ EQUITY	80,828	123,885

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$331,496	$517,429

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Revenue - homebuilding	$47,769	$30,367	$201,106	$117,083
Revenue - other	4,217	4,913	11,902	5,489

Total revenue	51,986	35,280	213,008	122,572

Expenses
Cost of sales - homebuilding	41,748	28,290	181,491	96,746
Cost of sales - other	3,643	4,994	10,947	5,024
Impairments and write-offs	69,017	1,802	77,400	14,717
Selling, general and administrative	7,860	9,903	24,235	25,978

Operating loss	(70,282)	(9,709)	(81,065)	(19,893)
Other income, net	(715)	(330)	(1,361)	(918)

Loss before minority interest and equity in losses of real estate partnership	(69,567)	(9,379)	(79,704)	(18,975)
Minority interest	(2)	12	(7)	17

Loss before equity in losses of real estate partnership	(69,565)	(9,391)	(79,697)	(18,992)

Equity in losses of real estate partnership
	—	(13)	—	(66)

Total pre tax loss	(69,565)	(9,404)	(79,697)	(19,058)
Income taxes benefit	(27,097)	(3,650)	(30,893)	(7,421)

Net loss	$(42,468)	$(5,754)	$(48,804)	$(11,637)

Basic loss per share	$(2.63)	$(0.36)	$(3.04)	$(0.78)

Basic weighted average shares outstanding	16,151	15,804	16,046	14,946

Diluted loss per share	$(2.63)	$(0.36)	$(3.04)	$(0.78)

Diluted weighted average shares outstanding	16,151	15,804	16,046	14,946

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(48,804)	$(11,637)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization and depreciation	666	551
Impairments and write-offs	77,400	14,716
Loss on disposal of assets	26	—
Minority interest	(7)	17
Equity in losses of real estate partnership	—	66
Board of Directors compensation	149	—
Amortization of stock compensation	1,801	2,523
Deferred income tax	(23,837)	(6,983)
Changes in operating assets and liabilities:
Restricted cash	5,799	(5,530)
Receivables	3,925	4,242
Due from related parties	3,397	(668)
Real estate held for development and sale	95,931	(133,869)
Other assets	(3,944)	(1,571)
Accounts payable and accrued liabilities	(24,131)	(5,723)
Due to related parties	(1,140)	—

Net cash provided by (used in) operating activities	87,231	(143,866)

Cash flows from investing activities:
Purchase of property, plant and equipment	(64)	(1,609)
Business acquisitions, net of cash acquired	—	(15,491)

Net cash used in investing activities	(64)	(17,100)

Cash flows from financing activities:
Proceeds from notes payable	73,951	211,577
Proceeds from senior unsecured debt	30,000
Payments on junior subordinated debt	(30,000)	—
Proceeds from junior subordinated debt	—	30,000
Payments on notes payable	(173,611)	(128,172)
Distributions paid to minority shareholders	(3)	(3)
Proceeds from shares issued under employee stock purchase plan	48	114
Purchase of treasury stock	—	(2,438)
Proceeds from equity offerings		18,561

Net cash (used in) provided by financing activities	(99,616)	129,639

Net decrease in cash and cash equivalents	(12,449)	(31,327)
Cash and cash equivalents, beginning of period	21,263	42,167

Cash and cash equivalents, end of period	$8,814	$10,840

Supplemental cash flow information:
Interest paid (net of interest capitalized)	$—	$—
Income taxes paid	$—	$45
Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$5,815	$9,656

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

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated discounted fair value. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net book value may not be recoverable.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company in the third quarter of 2007 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. As a result, the Company evaluated all 41 of its projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in an aggregate impairment charge of $61,438 at 26 projects, with $25,016 in the Washington D.C. region, $27,304 in the Atlanta, Georgia region and $9,118 in the Raleigh, N.C. region. Impairment charges are recorded as a reduction in our capitalized land and or house costs. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales rates. In performing its impairment modeling the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model. While the selection of a 17% discount rate was subjective in nature, the Company feels it is an appropriate rate in the current market. The estimates used by the Company are based on the best information available at the time the estimates are made. If market conditions continue to deteriorate additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

In addition, from time to time, the Company will write-off deposits it has made for options on land that it has decided not to purchase. These deposits and any related capitalized pre-acquisition feasibility or project costs are written off at the earlier of the option expiration or the decision to terminate the option. In the third quarter of 2007 option deposits and related pre-development costs of $7,579 were written off with $4,571 in the Washington D.C. region, $2,068 in the Atlanta, Georgia region and $940 in the Raleigh, N.C. region.

The following table summarizes impairment charges and write-offs for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Impairments	$61,438	$1,800	$68,788	$11,300
Write-offs	7,579	2	8,612	3,417

Total	$69,017	$1,802	$77,400	$14,717

After impairments and write-offs, real estate held for development and sale consists of the following:

	September 30, 2007	December 31, 2006
Land and land development costs	$99,575	$232,693
Cost of vertical construction (including capitalized interest and real estate taxes)	141,260	172,451

	$240,835	$405,144

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

The Company also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46-R. This is

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holder’s returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under FIN 46-R. This requires the Company to compute expected losses and expected residual returns based on the probability of future cash flows as outlined in FIN 46-R. This calculation requires substantial management judgments and estimates. In addition, because the Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land, the Company does not have the ability to compel these development entities to provide financial or other data to assist the Company in the performance of the primary beneficiary evaluation.

The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of some of those entities. As a result, at September 30, 2007, the Company consolidated two entities in the accompanying consolidated balance sheets. The effect of the consolidation at September 30, 2007 was the inclusion of $19,496 in “Inventory not owned-variable interest entities” with a corresponding inclusion of $19,287 (net of land deposits paid of $209) to “Obligations related to inventory not owned.” At December 31, 2006 the Company had consolidated nine entities in the accompanying consolidated balance sheets. The effect of the consolidation at December 31, 2006 was the inclusion of $43,234 in “Inventory not owned-variable interest entities” with a corresponding inclusion of $40,950 (net of land deposits paid of $2,284) to “Obligations related to inventory not owned.” Creditors, if any, of these variable interest entities have no recourse against the Company.

During December 2006 a Company senior vice president voluntarily resigned. As part of his voluntary resignation, the former senior vice president negotiated his purchase of the remaining 30 condominium units in the Company’s Countryside development for a purchase price of $4,200. Simultaneously with the purchase, the Company entered into a marketing and sale agreement with the special purpose entity (“SPE”) created by the former senior vice president that purchased the units, whereby the Company would bear the cost associated with marketing and selling the units and pay the SPE a monthly option payment that allows the Company to share in the revenue of the units as they settle. The monthly option payments have created a variable interest in the SPE, and as such the Company has performed an analysis under the provisions of FIN46-R and has determined that the entity is a variable interest entity and the Company is the primary beneficiary of this entity. As a result, the Company has consolidated the SPE. At December 31, 2006 the SPE had $3,600 of assets, which are included in “Inventory not owned-variable interest entities” and $3,600 of third party debt, which is included in “Obligations related to inventory not owned” in the accompanying consolidated balance sheets. The SPE is not included in the September 30, 2007 accompanying consolidated balance sheet since all of its assets were sold and all of its debt had been extinguished.

4. WARRANTY RESERVE

Warranty reserves for houses sold are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period. Since the Company subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are charged directly to the reserve as they arise. The following table is a summary of warranty reserve activity, which is included in accounts payable and accrued liabilities for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$1,709	$1,556	$1,669	$1,206
Additions	222	200	800	1,014
Releases and/or charges incurred	(201)	(297)	(739)	(761)

Balance at end of period	$1,730	$1,459	$1,730	$1,459

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

5. CAPITALIZED INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate held for development and sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate held for development and sale are expensed as a component of cost of sales as related units are sold. The following table is a summary of interest incurred and capitalized for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total interest incurred	$5,269	$7,541	$19,111	$19,161

Interest incurred on related party notes payable	—	20	—	60

Interest expensed as a component of cost of sales	$(5,483)	$(1,569)	$(18,054)	$(3,932)

6. LOSS PER SHARE

The following weighted average shares and share equivalents, using the treasury stock method, are used to calculate basic and diluted loss per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic loss per share
Net loss	$(42,468)	$(5,754)	$(48,804)	$(11,637)

Basic weighted-average shares outstanding	16,151	15,804	16,046	14,946

Per share amounts	$(2.63)	$(0.36)	$(3.04)	$(0.78)

Dilutive loss per share
Net loss	$(42,468)	$(5,754)	$(48,804)	$(11,637)

Basic weighted-average shares outstanding	16,151	15,804	16,046	14,946
Stock options and restricted stock grants	—	—	—	—

Dilutive weighted-average shares outstanding	16,151	15,804	16,046	14,946

Per share amounts	$(2.63)	$(0.36)	$(3.04)	$(0.78)

During the three and nine months ended September 30, 2007, 18 and 159 shares were excluded from the diluted shares outstanding because inclusion would have been anti-dilutive. During the three and nine months ended September 30, 2006, 109 and 200 shares were excluded from the diluted shares outstanding because inclusion would have been anti-dilutive.

Comprehensive income

For the three and nine months ended September 30, 2007 and 2006, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

On June 28, 2005 the Company received a capital call from North Shore in the amount of $719 so that North Shore could comply with certain debt repayments. Because the Company may have been obligated to provide future financial support to cover certain debt repayments, the Company continued recording its share of losses incurred by North Shore through December 31, 2006 in the amount of $171.

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

On April 10, 2007, the parties executed a settlement agreement whereby a company associated with the non-affiliated 50% owner of the North Shore project purchased the Company’s development rights to North Shore for approximately $3,750 to settle all claims against the Company and its investors. All litigation has been dismissed with prejudice and the Company received the proceeds from the settlement in April 2007. As a result of the settlement, during the three months ended March 31, 2007 the Company recorded a charge of approximately $357 to write off its investment in North Shore and reduce amounts due from North Shore to the net realizable value. During the three months ended June 30, 2007, additional costs of $132 related to the North Shore settlement were incurred and written off. During the three months ended September 30, 2007, no additional costs related to the North Shore settlement were incurred. No additional costs related to the North Shore settlement are expected to be incurred.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

8. ACQUISITIONS

On January 19, 2006, the Company acquired all of the issued and outstanding capital stock of Parker Chandler Homes, Inc., a homebuilder in the Atlanta, Georgia metropolitan market, for a cash purchase price of $10,400 (including transaction costs) and the assumption of $63,800 in liabilities. The results of Parker Chandler Homes are included in the accompanying financial statements from the period January 19, 2006 to September 30, 2007. The Company accounted for this transaction in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations or SFAS 141. Approximately $700 of the purchase price was allocated to intangibles with a weighted-average life of 4.6 years. The intangibles are related to the Parker Chandler trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development and sale and land option agreements. There was no goodwill recorded.

On May 5, 2006, the Company acquired all of the issued and outstanding capital stock of Capitol Homes, Inc., a homebuilder in Raleigh, North Carolina, for a cash purchase price of $7,500 (including transaction costs) and the assumption of $20,600 in liabilities. The results of Capitol Homes are included in the accompanying consolidated financial statements from the period May 5, 2006 to September 30, 2007. The Company accounted for this transaction in accordance with SFAS 141. Approximately $251 of the purchase price was allocated to intangibles with a weighted-average life of 2.7 years. The intangibles are related to the Capitol Homes trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development for sale and land option agreements. There was no goodwill associated with the transaction.

Subsequent to each acquisition, as a result of the Company releasing the restrictive terms under the employment and non-complete agreements and the decision to no longer to use the respective trade names, all amounts assigned to intangibles were written off during the fourth quarter of 2006. During the third quarter of 2007, the Company elected to terminate numerous land option agreements acquired in both acquisitions. As a result, purchase price allocated to land option agreements were substantially written off during the third quarter of 2007.

9. INCOME TAX

The Company’s income tax (benefit) expense consists of the following as of:

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Current:
Federal	$(1,774)	$(1,213)	$(5,942)	$(373)
State	(337)	(223)	(1,114)	(65)
Deferred:
Federal	(21,079)	(1,849)	(20,279)	(5,875)
State	(3,994)	(365)	(3,843)	(1,108)
Other:
Tax shortfall related to the vesting of certain equity awards	87	—	285	—

Total income tax benefit	$(27,097)	$(3,650)	$(30,893)	$(7,421)

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31,2006
Deferred Tax Assets:
Inventory	$32,750	$9,642
Warranty	637	612
Investments in affiliates	39	25
Accrued expenses	335	1,213
Stock-based compensation	1,555	762

	35,316	12,254
Less — valuation allowance	—	(470)

Net deferred tax assets	35,316	11,784

Deferred Tax Liabilities:
Inventory	—	—
Investments in affiliates	—	—

Depreciation and amortization	(822)	(1,596)

Net deferred tax liabilities	(822)	(1,596)

Net deferred tax assets	$34,494	$10,188

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

In 2005 the Company reported $42.0 million of taxable income and paid approximately $17.4 million of federal, state and local income tax. In 2006 the Company filed for and received a refund of 2005 federal and state taxes in the amount of $2.9 million. The Company expects to carry back 2007 tax losses and recover against 2005 taxable income.

As discussed in Note 2, the Company recorded $61.4 million of impairment charges during the third quarter of 2007. The increase of the inventory deferred tax asset balance to $32.8 million at September 30, 2007 is a result of the tax effect of these impairment charges.

The Company periodically reviews its deferred income tax asset to determine if it is more likely than not to be realized. When it is more likely than not that all or a portion of the deferred income tax asset will not be realized, a valuation allowance must be established. Due to 2005 earnings and the ability to carryback and carryforward net operating losses, a valuation allowance for deferred income tax assets was not deemed necessary at September 30, 2007. To the extent market conditions worsen and the Company is unable to generate sufficient taxable income or obtain meaningful concessions from its banks with respect to its existing debt facilities, the recoverability of this asset may be compromised. At December 31, 2007 the Company will again review the recoverability of the deferred income tax asset.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
Trade payables	$14,399	$32,990
Warranty	1,730	1,669
Customer deposits	9,616	14,932
Other	3,717	6,089

Total	$29,462	$55,680

11. STOCK REPURCHASE PROGRAM

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to one million shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the share repurchase program would remain in effect. During the three months ended September 30, 2006, the Company repurchased an aggregate of 133 shares of Class A common stock for a total of $575 or $4.32 per share. For the nine months ended September 30, 2006, the Company repurchased an aggregate of 391 shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased for the nine months ended September 30, 2007 and the Company is currently subject to certain restrictive debt covenants which limit its ability to purchase additional shares under the existing authorization.

12. COMMITMENTS AND CONTINGENCIES

Litigation

On August 11, 2005, the Company was served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147,000 project loan for the Eclipse at Potomac Yard project. The claim in the base amount of $2,000 plus interest and costs was based on breach of contract. In February 2007 the Company received a ruling by a panel of arbiters to pay $3,000 under this claim. The Company has posted a cash bond and filed an appeal which is pending in the amount of the judgment.

In accordance with the provisions of its sales agreements, the Company retained the earnest money purchase deposits from Eclipse project buyers who defaulted on their obligation to settle. Certain buyers are seeking to obtain a refund of their forfeited deposits and have filed a series of lawsuits and arbitration claims commencing on or around June 28, 2007. Disputed deposits in an aggregate amount of approximately $1.2 million remain in a segregated escrow account and are included in the accompanying financial statements as Restricted Cash as of September 30, 2007.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At September 30, 2007, the Company has outstanding $2,030 in letters of credit and $14,929 in performance and payment bonds to these third parties. To date, there are no outstanding calls on these letters of credit or bonds.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Operating leases

The Company leases office space under non-cancelable operating leases. Minimum annual lease payments under these leases at September 30, 2007 approximate:

Year Ended:	Amount
2007	$1,127
2008	935
2009	975
2010	875
2011	564
Thereafter	—

Operating lease rental expense aggregated $792 and $815, respectively, for the nine months ended September 30, 2007 and 2006.

13. RELATED PARTY TRANSACTIONS

In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C. (now known as 11465 SH-I, LC), an affiliate of our Predecessor in which executive officers of the Company, Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. On September 30, 2004, the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity wholly owned by Christopher Clemente. Total payments made under this lease agreement were $142 as of December 31, 2004. On August 1, 2005, the lease agreement was amended for an additional 8.4 square feet. On March 31, 2007 the lease agreement was amended decreasing the total square footage from 29.0 to 24.1 and extending the term for two additional years. For the three months ended September 30, 2007 and 2006, total payments made under this lease agreement were $161 and $185, respectively. During the nine months ended September 30, 2007 and 2006 total payments were $540 and $558, respectively.

In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at the Company’s Belmont Bay developments. For the three months ended September 30, 2007 and 2006, total payments made to the construction company were $708 and $6,358, respectively. For the nine months ended September 30, 2007 and 2006, total payments made to the construction company were $3,028 and $8,029, respectively.

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For three months ended September 30, 2007 and 2006, the Company paid $98 and $112, respectively. During the nine months ended September 30, 2007 and 2006, the Company paid $438 and $368, respectively, to I-Connect.

In October 2004, the Predecessor entered into an agreement with Comstock Asset Management, L.C. (CAM), where CAM assigned the Company first refusal rights to purchase a portion of their Loudoun Station properties. In partial consideration for this performance the Company agreed to provide management services for a fee of $20 per month. This agreement was terminated effective December 31, 2006. For the three months ended September 30, 2007 and 2006 the Company recorded $0 and $60 in revenue, respectively. During the nine months ended September 30, 2007 and 2006 the Company recorded $0 and $180 in revenue, respectively, from this entity.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

In addition, the Company, in November 2004, entered into an agreement with CAM to sell certain retail condominium units at the Eclipse at Potomac Yard project for a total purchase price of $14,500. In connection with this sale, the Company received a non-refundable deposit of $8,000 upon execution of the agreement. The agreement was modified in 2005, which reduced the deposit amount to $6,000. During the year ended December 31, 2006, the Company incurred $579 in costs associated with the construction of the retail units and recorded a receivable of $377 which is reimbursable by CAM. The balance outstanding as of September 30, 2007 is $110.

During the nine months ended September 30, 2007 and 2006, the Company entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us. Sales of homes to employees for investment purposes do not qualify for any cost benefits.

In June 2007, in connection with the bulk sale of the Bellemeade condominiums the Company repurchased a single condominium in the community which was owned by an entity controlled by Christopher Clemente. The purchase price was $205.

In September 2005, Comstock Foundation, Inc., was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five-person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. The Company also provides bookkeeping services to Comstock Foundation at no charge. During the nine months ended September 30, 2007 and 2006 the Company donated $0 and $50, respectively, to Comstock Foundation.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

14. SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for the manner in which companies report information about operating segments. The Company determined it provides one single type of business activity, homebuilding, which operates in multiple geographic or economic environments. In addition, as a result of the Company’s acquisitions in Georgia and North Carolina, which became fully integrated in the fourth quarter of 2006, the Company modified how it analyzes its business during the fourth quarter of 2006. As such, the Company has determined that its homebuilding operations now primarily involve three reportable geographic segments: Washington DC Metropolitan Area; Raleigh, North Carolina and Atlanta, Georgia. The aggregation criteria are based on the similar economic characteristics of the projects located in each of these regions.

The table below summarizes revenue and income taxes for each of the Company’s geographic segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Washington DC Metropolitan Area	$39,726	$8,497	$167,116	$77,696
Raleigh, North Carolina	8,543	10,868	28,575	21,273
Atlanta, Georgia	3,717	15,915	17,317	23,603

Total	$51,986	$35,280	$213,008	$122,572

Operating income (loss)
Washington DC Metropolitan Area	$(26,086)	$(884)	$(22,310)	$5,804
Raleigh, North Carolina	(10,057)	(820)	(10,892)	(2,930)
Atlanta, Georgia	(30,436)	(2,628)	(35,811)	(8,434)

Segment operating loss	(66,579)	(4,332)	(69,013)	(5,560)

Corporate expenses unallocated	3,704	5,377	12,052	14,333

Total operating loss	(70,283)	(9,709)	(81,065)	(19,893)

Other income	715	330	1,361	918
Equity loss	—	(13)	—	(66)
Minority interest (income) expense	(2)	12	(7)	17

Loss before income taxes	$(69,565)	$(9,404)	$(79,697)	$(19,058)

The following table summarizes impairment and write-offs by segment. These expense amounts are included in the segment operating income (loss) as reflected in the table above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Washington DC Metropolitan Area	$29,588	$—	$34,530	$6,845
Raleigh, North Carolina	10,058	731	10,680	2,724
Atlanta, Georgia	29,371	1,070	32,191	5,147

	$69,017	$1,802	$77,400	$14,717

Corporate expenses unallocated and other income is comprised principally of general corporate expenses such as the offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, marketing and legal groups, offset in part by interest income.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

The table below summarizes total assets for each of the Company’s segments at September 30, 2007 and December 31, 2006:

Total Assets	September 30, 2007	December 31 2006
Washington DC Metropolitan Area	$179,804	$317,349
Raleigh, North Carolina	33,288	61,617
Atlanta, Georgia	56,377	94,133
Corporate	62,027	44,330

Total Assets	$331,496	$517,429

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

15. NOTES PAYABLE, DEBT AND COVENANTS

On May 26, 2006 the Company entered into a $40 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and letters of credit. All letters of credit issued will also be secured by collateral in the facility. Funding availability is generally limited to compliance with a borrowing base and certain facility covenants. As of September 30, 2007, $31.2 million was outstanding with this facility. In February 2007 the Company entered into a Forbearance Agreement with the lender which reduced the covenants and eliminated the ability of the lender to claim an event of default as a result of non-compliance with certain financial covenants of the original loan. The Forbearance Agreement runs through March 2008.

On May 4, 2006 the Company closed on a $30 million Junior Subordinated Note offering. The term of the note was thirty years but it could be retired by the Company after five years with no penalty. The rate was fixed at 9.72% for the first five years and LIBOR plus 420 basis points for the remaining twenty-five years. In March 2007 the Company retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30 million Senior Unsecured Note offering with the same lender at the same interest rate. In connection with the new notes, the lender loosened the financial covenants through September 30, 2007 and permanently modified the underlying definitions used to calculate the covenants. The lender was also granted the right to require a $2.0 million principal reduction after September 30, 2007. During the third quarter of 2007, the lender’s rights were assumed by the note holder’s creditor. In October 2007 the Company received a waiver from the note holder’s creditor(s) regarding any defaults that may result from covenant compliance calculations for the quarter ending September 30, 2007. In addition, the waiver extended to November 29, 2007 the date after which the note holder could require a $2.0 million principal reduction.

As of September 30, 2007, the Company had $7.4 million outstanding to Key Bank in two secured facilities. Under the terms of the original loan agreements the Company is required to maintain certain financial covenants. In May 2007 the Company entered into loan modification agreements which extended the maturities and waived the interest coverage ratio through December 31, 2007. Key Bank has notified the Company that they believe that the Company is not in compliance with the net worth covenant as of September 30, 2007 and has issued waivers for both facilities until December 31, 2007.

As of September 30, 2007 the Company had $11.1 million outstanding to M&T Bank. Under the terms of the original loan agreements the Company was required to maintain certain financial covenants. In March 2007 the Company entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. As of September 30, 2007 the Company is not in compliance with the tangible net worth covenant. On October 25, 2007 the Company entered into loan modification agreements which extended maturities and provided for a forbearance agreement with respect to all financial covenants. The forbearance runs until March 31, 2008.

In December 2005 the Company entered into a $147 million secured, limited recourse loan with Corus Bank related to the Eclipse project. Under the terms of the loan there is a single deed of trust covering two loan tranches. The two tranches have varying interest rates with Tranche A at LIBOR plus 375 basis points and Tranche B fixed at 16.0%. In April 2007 the loan maturity was extended to January 2008 and provided a mechanism for reallocation of Tranche B into Tranche A which reduces the interest cost to the Company. In September 2007 the Company exercised its reallocation right leaving approximately $1.0 million in the Tranche B. At September 30, 2007 the outstanding balance under this loan was $38.3 million. There are no financial covenants associated with this loan.

In February 2007 the Company entered into a $28 million secured, three-year limited recourse loan with Guggenheim Capital Partners related to the Penderbrook project. Under the terms of the loan the borrower (Comstock Penderbrook, LLC) distributed $11.0 million of the proceeds to the Company and established a $2.5 million cash interest escrow to provide for interest costs in excess of the net operating income being generated by the temporary rental operations at the project. The loan bears an interest rate of LIBOR plus 500 basis points. Under the terms of the loan there are two tranches, Tranche A at three month LIBOR plus 400 basis points and Tranche B at three month LIBOR plus 600 basis points. As of September 30, 2007, the outstanding balance under the loan was $16.3 million. There are no financial covenants associated with this loan.

On May 31, 2007 the Company entered into $4.5 million secured revolving credit facility with First Charter Bank. The loan matures on June 10, 2008 bearing an interest rate of Prime Rate plus 0.25% per annum. As of September 30, 2007, there was $1.4 million outstanding on the loan. There are no financial covenants associated with this loan.

At September 30, 2007 the Company had approximately $7.9 million outstanding with Regions Bank under five separate secured master loan agreements. The loans carried varying maturities starting December 2007 with the majority of the loans maturing in 2008. There are no financial covenants associated with these loans.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

On June 28, 2007 the Company entered into various loan modification agreements with Bank of America securing the remaining $4.6 million balance of the Company’s $15 million unsecured revolver, extending the curtailment schedule of the unsecured revolver and extending the maturities of the Company’s Atlanta debt facilities by adding a balancing requirement estimated to result in a $100 paydown in November 2007. There are no financial covenants associated with these loans.

At September 30, 2007 the Company had $1.7 million outstanding on a seller financing loan related to, but not secured by, the Beacon Park at Belmont Bay 8&9 project. The loan matured but remains unpaid. The Company is in discussions with the lender regarding loan modifications and extension.

From time to time, the Company employs subordinated and unsecured credit facilities to supplement its capital resources or a particular project or group of projects. The Company’s lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of September 30, 2007, there were no outstanding variable rate unsecured loans. The Company intends to continue to use these types of facilities on a selected basis to supplement its capital resources.

Many of the Company’s loan facilities contain Material Adverse Effect clauses which if invoked could create an event of default under the loan. In the event all our loans were deemed to be in default as a result of a Material Adverse Effect, the Company’s ability to meet its capital and debt obligations would be compromised.

The Company’s senior management continues to work closely with its lenders on both temporary and permanent modifications to the Company’s lending facilities. These modifications are principally related to financial covenants and maturity dates. During the course of the fourth quarter of 2007, the Company will be seeking to standardize financial covenants among its lenders with whom it has existing covenants. The Company cannot at this time provide any assurances that it will be successful in this effort. The Company is also working with its lenders to extend the maturities and associated cash obligations of its facilities.

At December 31, 2006 the Company had approximately $205 million of debt related obligations that were scheduled to occur in 2007. As of September 30, 2007, the Company had reduced its notes payable by $93.8 million with approximately $16 million of remaining obligations in 2007 and approximately $110 million of cash obligations to its debt in 2008. The Company currently believes that it will be successful in meeting and/or extending its obligations but it can provide no assurances to that effect at this time.

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

During the three months ended March 31, 2007, the Company issued 109 restricted stock awards with a fair value of $440 that vest over three years. During the three months ended June 30, 2007, the Company issued 351 restricted stock awards with a fair value of $1,474 that vest over three years. During the three months ended September 30, 2007, the Company issued 99 restricted stock awards with a fair value of $197 that vest in one year.

At December 31, 2006, the Company accrued a liability for employee incentive compensation awards for 2006 performance intended to be settled in cash in 2007. Due to market conditions, the Company elected to issue restricted stock awards in lieu of cash in settlement of the incentive compensation obligations. As a result, the Company granted, and charged to the incentive compensation accrual, 142 restricted stock awards with a fair value of $698 during the three months ended March 31, 2007 and an additional 293 restricted stock awards with a fair value of $1,439 were granted and charged to the incentive compensation accrual during the three months ended June 30, 2007.

At the Company’s annual shareholder meeting on September 12, 2007 the shareholders of the Company approved an amendment to the Company’s 2004 Long-Term Incentive Compensation Plan which increased the number of shares available under the program by one million shares. No stock options were granted during the nine months ended September 30, 2007.

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

Our general business strategy is to focus on for-sale residential real estate development opportunities in the Southeastern United States that afford us the ability to produce products at price points where we believe there is significant and consistent long-term demand for new housing. We understand that the housing industry is cyclical in nature. We recognize that current market conditions are extremely challenging. Accordingly, we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet and positioning the Company for future growth when market conditions improve. In order to protect our liquidity we have adopted a conservative approach to land acquisition and investment and have taken a patient approach with respect to market expansion. We believe that by doing so we are enhancing our ability to take advantage of attractive real estate investment opportunities in our core markets as market conditions improve. At September 30, 2007, we either owned or controlled under option agreements approximately 3,000 building lots.

The following tables summarize certain information related to new orders, settlements, and backlog for the three and nine month periods ended September 30, 2007 and 2006:

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Three months ended Sept 30, 2007
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	32	25	24	81
Cancellations	70	5	3	78
Net new orders	(38)	20	21	3
Gross new order revenue	$10,481	$6,566	$7,462	$24,509
Cancellation revenue	$33,411	$1,411	$1,173	$35,995
Net new order revenue	$(22,930)	$5,155	$6,289	$(11,486)
Average gross new order price	$328	$263	$311	$303
Settlements	95	34	12	141
Settlement revenue - homebuilding	$35,636	$8,416	$3,717	$47,769
Average settlement price	$375	$248	$310	$339
Backlog units	23	50	27	100
Backlog revenue (1)	$7,809	$15,843	$9,131	$32,783
Average backlog price	$340	$317	$338	$328

(1)	Does not include $14.5 million of backlog revenue from the Eclipse at Potomac Yard retail.

	Three months ended Sept 30, 2006
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	55	53	19	127
Cancellations	20	3	11	34
Net new orders	35	50	8	93
Gross new order revenue	$18,531	$13,635	$4,771	36,937
Cancellation revenue	$6,145	$1,857	$2,636	10,638
Net new order revenue	$12,386	$11,778	$2,135	26,299
Average gross new order price	$337	$257	$251	$291
Settlements	28	43	39	110
Settlement revenue - homebuilding	$8,407	$10,861	$11,099	30,367
Average settlement price	$300	$253	$285	$276
Backlog units	451	64	35	550
Backlog revenue	$181,704	$19,099	$10,457	$211,261
Average backlog price	$403	$298	$299	$384

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine months ended Sept 30, 2007
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	521	109	87	717
Cancellations	150	17	18	185
Net new orders	371	92	69	532
Gross new order revenue	$111,828	$27,573	$27,287	$166,688
Cancellation revenue	$66,248	$5,161	$5,600	$77,009
Net new order revenue	$45,580	$22,412	$21,687	$89,679
Average gross new order price	$215	$253	$314	$232
Settlements	633	88	56	777
Settlement revenue - homebuilding	$162,528	$21,286	$17,292	$201,106
Average settlement price	$257	$242	$309	$259
Backlog units	23	50	27	100
Backlog revenue (1)	$7,809	$15,843	$9,131	$32,783
Average backlog price	$340	$317	$338	$328
(1) Does not include $14.5 million of backlog revenue from the Eclipse at Potomac Yard retail.

	Nine months ended Sept 30, 2006
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	300	146	140	586
Cancellations	82	5	31	118
Net new orders	218	141	109	468
Gross new order revenue	$101,766	$39,251	$36,503	$177,519
Cancellation revenue	$28,110	$2,416	$7,045	$37,570
Net new order revenue	$73,655	$36,835	$29,458	$139,949
Average gross new order price	$339	$269	$261	$303
Settlements	228	86	73	387
Settlement revenue - homebuilding	$77,084	$21,264	$18,735	$117,083
Average settlement price	$338	$247	$257	$303
Backlog units	451	64	35	550
Backlog revenue	$181,704	$19,099	$10,457	$211,261
Average backlog price	$403	$298	$299	$384

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We currently have communities under development in multiple counties throughout the markets we serve. The following table summarizes certain information for our current and planned communities as of September 30, 2007:

	As of September 30, 2007
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue to Date
Status: Active (1)
Allen Creek	GA	SF	26	22	—	4	—	$207,218
Arcanum	GA	SF	34	19	3	12	—	$379,118
Brentwood Estates	GA	SF	31	21	—	10	—	$138,311
Falling Water	GA	SF	22	13	3	6	—	$423,600
Gates of Luberon	GA	SF	31	1	—	30	—	$697,384
Glenn Ivey	GA	SF	65	11	3	51	—	$237,138
Highland Station	GA	SF	105	33	3	69	—	$286,788
James Road	GA	SF	49	—	8	41	—	$325,555
Maristone	GA	SF	40	13	5	22	—	$337,822
Senators Ridge	GA	SF	61	21	—	40	—	$245,864
Traditions	GA	SF	4	3	—	1	—	$475,000
Wyngate	GA	SF	28	—	2	26	—	$428,235

Sub-Total / Weighted Average (4)			496	157	27	312	—	$288,332

Emerald Farm	MD	SF	84	78	—	6	—	$452,347

Sub-Total / Weighted Average (4)			84	78	—	6	—	$452,347

Allyn’s Landing	NC	TH	108	66	11	31	—	$236,820
Brookefield Station	NC	SF	130	3	3	124	—	$244,943
Haddon Hall	NC	Condo	90	4	1	85	—	$194,630
Holland Road	NC	SF	81	—	21	60	—	$432,577
Kelton at Preston	NC	TH	56	51	1	4	—	$312,370
North Farms	NC	SF	47	41	3	3	—	$180,867
Providence-SF	NC	SF	58	11	5	42	—	$193,125
Riverbrooke	NC	SF	66	37	4	25	—	$168,465
Wakefield Plantation	NC	TH	77	45	1	31	—	$485,513
Wheatleigh Preserve	NC	SF	28	16	—	12	—	$282,227

Sub-Total / Weighted Average (4)			741	274	50	417	—	$280,277

Barrington Park	VA	Condo	148	—	—	148	—	n/a
Beacon Park at Belmont Bay 8&9	VA	Condo	600	—	1	111	488	$389,000
Commons on Potomac Sq	VA	Condo	191	61	3	127	—	$265,684
Commons on Williams Sq	VA	Condo	180	128	3	49	—	$344,345
Penderbrook	VA	Condo	424	294	2	128	—	$257,188
River Club at Belmont Bay 5	VA	Condo	84	83	—	1	—	$447,895
The Eclipse on Center Park	VA	Condo	465	320	14	131	—	$388,870
Woodlands at Round Hill	VA	SF	46	27	—	19	—	$750,550

Sub-Total / Weighted Average (4)			2,138	913	23	714	488	$348,240

Total Active			3,459	1,422	100	1,449	488	$331,865

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Status: Development (1)
East Capitol	DC	Condo	133	—	—	133	—	n/a

Sub-Total / Weighted Average (4)			133	—	—	133	—	n/a

Highland Avenue	GA	SF	28	—	—	28	—	n/a
Post Road	GA	SF	60	—	—	60	—	n/a
Post Road II	GA	TH	62	—	—	62	—	n/a
Settingdown Circle	GA	SF	182	—	—	174	8	n/a
Shiloh Road I	GA	SF	60	—	—	60	—	n/a
Tribble Lakes	GA	SF	167	—	—	167	—	n/a

Sub-Total / Weighted Average (4)			559	—	—	551	8	n/a

Massey Preserve	NC	SF	187	—	—	187	—	n/a
Providence-TH	NC	TH	18	—	—	18	—	n/a

Sub-Total / Weighted Average (4)			205	—	—	205	—	n/a

Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total / Weighted Average (4)			47	—	—	47	—	n/a

Total Development			944	—	—	936	8	n/a

Total Active & Development			4,403	1,422	100	2,385	496	$331,865

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales.
(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	“Weighted Average” means the weighted average new order sale price.

Results of Operations

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006

Orders, cancellations and backlog

Gross new order revenue for the three months ended September 30, 2007 decreased $12.4 million, or 33.6%, to $24.5 million on 81 homes, as compared to $36.9 million on 127 homes for the three months ended September 30, 2006. For the nine months ended September 30, 2007, gross new order revenue decreased $10.8 million, or 6.1% to $166.7 million on 717 homes, as compared to $177.5 million on 586 homes for the nine months ended September 30, 2006. The decrease in new order revenue given the increase in new home orders for the nine months ended September 30, 2007 is due to the sale and settlement of 316 units at the Bellemeade condominium project in June 2007 at prices lower than our normalized average. Net of the Bellemeade sale, an overall decrease in new orders is attributable to weaker industry conditions and increased price competition which are resulting in reduced demand and lowered pricing power across all of our markets.

Our average gross new order revenue per unit for the three months ended September 30, 2007 increased by $12,000 to $303,000, as compared to $291,000 for the three months ended September 30, 2006. The average gross new order revenue per unit for the nine months ended September 30, 2007 decreased $71,000 to $232,000, as compared to $303,000 for the nine months ended September 30, 2006. Excluding the zero margin Bellemeade sale, average gross new order revenue for the nine months ended September 30, 2007 decreased by $6,000 to $297,000.

For the three months ended September 30, 2007 we experienced 78 unit cancellations totaling $36.0 million as compared to 34 units totaling $10.6 million for the three months ended September 30, 2006. Cancellations were most prevalent in the greater Washington DC market where we experienced 70 cancellations. At the Eclipse project, in the Washington DC market, the Company experienced 67 cancellations of contracts which were predominately contracts entered into in 2006 and earlier. Net of the Eclipse we experienced 8 cancellations on 81 new orders or 9.9%. At this time we have processed the vast majority of our backlog at the Eclipse and the contract holders have either settled or cancelled. Buyers who are entering into new contracts now are doing so with finished units and are therefore more deliberate with respect to their intent to close. As a result, we expect backlog periods to shorten and we expect to experience significantly lower cancellation rates at the Eclipse through the conclusion of the project.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Our backlog at September 30, 2007 decreased $178.5 million, or 84.5%, to $32.8 million on 100 homes, as compared to our backlog at September 30, 2006 of $211.3 million on 550 homes. The decrease in backlog is primarily due to the commencement of deliveries at the Eclipse in November 2006, cancellations of sales and a softening market which has limited our ability to replace settlements with new orders. Our backlog at September 30, 2007 includes 14 units totaling $5.2 million at our Eclipse project. Our backlog does not include $14.5 million of other revenue to be generated from the retail complex at Potomac Yard.

Revenues

Homebuilding revenue increased by $17.4 million, or 57.2%, to $47.8 million for the three months ended September 30, 2007, as compared to $30.4 million for the three months ended September 30, 2006. The number of homes delivered for the three months ended September 30, 2007 increased by 28.2% to 141 from 110 homes for the three months ended September 30, 2006. The increase is primarily due to 56 settlements generating $25.2 million of revenue at the Eclipse project in the third quarter of 2007 versus zero settlements at the Eclipse in the third quarter of 2006.

Homebuilding revenues increased by $84.0 million, or 71.7%, to $201.1 million for the nine months ended September 30, 2007, as compared to $117.1 million for the nine months ended September 30, 2006. The number of homes delivered for the nine months ended September 30, 2007, increased by 100.8% to 777 from 387 homes for the nine months ended September 30, 2006. The increase in deliveries and revenues for the nine months ended September 30, 2007 is primarily attributable to 316 units representing $47.5 million in revenue related to the bulk sale of our Bellemeade condominium conversion project. In connection with the sale at Bellemeade, we purchased 58 units previously settled, dissolved the condominium and then delivered all 316 units to a rental operator during June 2007. Excluding the sale of Bellemeade, the net increase in the number of units delivered and revenue generated during the nine months ended September 30, 2007 is attributable to the Eclipse project which delivered 186 units and generated $78.6 million in revenue during the nine months ended September 30, 2007 as compared to no settlements at the Eclipse in the nine months ended September 30, 2006.

Average revenue per home delivered increased by approximately $63,000 to $339,000 for the three months ended September 30, 2007, as compared to $276,000 for the three months ended September 30, 2006. Average revenue per home delivered decreased by approximately $44,000 to $259,000 for the nine months ended September 30, 2007, as compared to $303,000 for the nine months ended September 30, 2006. Excluding the 316 unit bulk sale of the Bellemeade project, average revenue per home delivered increased by $30,000 to approximately $333,000 for the nine months ended September 30, 2007 as compared to $303,000 for the nine months ended September 30, 2006. This increase in average revenue per home is due primarily to the settlements at the Eclipse project.

Other Revenue

Other revenue for the three and nine month ended September 30, 2007 and 2006 consists of land sales made to third parties and revenue associated with our Settlement Title Services division. For the nine months ended September 30, 2007 other revenue increased by $6.4 million to $11.9 million, as compared to $5.5 million for the nine months ended September 30, 2006. The net increase is attributable to $7.1 million of revenue recognized on the sale of 110 finished lots at Massey Preserve in North Carolina in March and June of 2007 and $3.8 million recognized on the sale of land at Blake Crossing in Virginia in August 2007. For the nine months ended September 30, 2006, we recorded approximately $4.8 million of land sales at Carolina Waterway in South Carolina and at Traditions of Braselton in Georgia. We consider revenue to be from homebuilding when there is a structure which is either partially or completely built on the lot when it is delivered. Sales of lots occur and are included in other revenues when we sell raw land or finished home sites in advance of any substantial home construction.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cost of sales

The following table summarizes our gross profit results prior to impairment and write-off charges.

	(Amounts in thousands)
	Three Months Ended September 30,
	2007	2006
Revenue - homebuilding	$47,769	$30,367
Cost of sales - homebuilding	41,748	28,290
Gross profit - homebuilding	6,021	2,077
Cost of sales - % of revenue	87.4%	93.2%
Gross margin	12.6%	6.8%

	Nine Months Ended September 30,
	2007	2006
Revenue - homebuilding	$201,106	$117,083
Cost of sales - homebuilding	181,491	96,746
Gross profit - homebuilding	19,615	20,337
Cost of sales - % of revenue	90.2%	82.6%
Gross margin	9.8%	17.4%

Cost of sales as a percentage of homebuilding revenue decreased to 87.4% for the three months ended September 30, 2007, as compared to 93.2% for the three months ended September 30, 2006. This decrease is due primarily to the settlement of 56 higher margin units at the Eclipse project in the third quarter of 2007 versus no Eclipse settlements in the third quarter of 2006. For the nine months ended September 30, 2007, cost of sales as a percentage of homebuilding revenue increased to 90.2% as compared to 82.6% for the nine months ended September 30, 2006. The increase in cost of sales as a percentage of revenue for the nine months ended September 30, 2007, is principally the result of the zero margin sale of the 316 condominium unit bulk sale at Bellemeade and continuing pricing concessions throughout our markets. Due to weakening market conditions, sales cycles are being extended at many projects, which has in turn increased the cost per unit by increasing the amount of real estate tax, interest and capitalized overhead. Impairment charges, which are calculated using a 17% discount rate to net cash flow are recorded as a reduction in our capitalized land and or house costs. As a result, these impairment charges will have the future effect of expanding gross margins to the extent our impairment assumptions are accurate. Excluding the impact of impairments, we would expect cost of sales as a percentage of revenue to continue to face upward pressure until general market conditions improve, new inventory is acquired or debt is further reduced.

Cost of sales other

Cost of sales other for the three and nine months ended September 30, 2007 was $3.6 million and $10.9 million as compared to $5.0 million for both the three and nine months ended September 30, 2006. Cost of sales other includes the costs associated with lot and land sales at Massey Preserve and Blakes Crossing as discussed above in Other Revenue.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Impairments and write-offs

As discussed in Note 2 in the accompanying notes to the financial statements, we recorded impairment and write-off charges of $69.0 million and $1.8 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and September 30, 2006 we recorded impairment and write-off charges of $77.4 million and $14.7 million, respectively. For the three months ended September 30, 2007, total impairment charges of $61.4 million were incurred by market as follows: $25.0 million in Washington DC, $9.1 million in Raleigh, North Carolina and $27.3 million in Atlanta, Georgia. Impairment charges were recorded on condominium, townhouse and single family home projects. Based on our assessment of current market conditions and estimates for the future, we believe there are no additional impairments warranted at this time. However, if market conditions deteriorate further or actual costs are higher than budgeted, we would be required to re-evaluate the recoverability of its real estate held for development and sale and may incur additional impairment charges. Impairment charges are recorded as a reduction in our capitalized land and or house costs. As discussed in Note 2 in the accompanying notes to the financial statements, we recorded write-off charges of $7.6 million during the three months ended September 30, 2007. These write-offs included option deposits and related pre-acquisition development costs of $4.6 million in the Washington D.C. region, $2.1 in the Atlanta, Georgia region and $0.9 million in the Raleigh, North Carolina region. As disclosed in the community development summary table above, we have two land option contracts remaining at September 30, 2007. Our total exposure to these two projects is limited to the option deposits of approximately $0.2 million.

During the three months ended September 30, 2007, we recorded an $8.1 million impairment charge related to the retail complex at the Eclipse project. The charge was taken in connection with a reallocation of basis resulting from a separation of the retail and residential complexes based on a divergence of delivery timing which resulted from high cancellation rates and an extended sellout of the remaining residential units at the project. We expect to conclude the sale of the retail complex in the fourth quarter of 2007.

Selling, general and administrative

Selling, general and administrative cost as a percentage of total revenue was 15.1%, or $7.9 million, for the three months ended September 30, 2007, as compared to 28.0%, or $9.9 million, of total revenue for the three months ended September 30, 2006. The $2.2 million decrease is primarily attributable to the elimination of redundant SG&A costs, reductions in marketing expenditures and an approximate 35% workforce reduction. Selling, general and administrative cost as a percentage of total revenue was 11.4%, or $24.2 million, for the nine months ended September 30, 2007, as compared to 21.2%, or $26.0 million of total revenue for the nine months ended September 30, 2006. Adjusted for the $47.5 million June 2007 316 unit bulk sale of the Bellemeade condominium project, SG&A was 14.6% as a percentage of total revenue for the nine months ended September 30, 2007. The decrease is due to an increased revenue base and management’s cost reduction initiatives including staff reductions, reduced rents on corporate office space, reductions in marketing and other general and administrative expenses.

Operating loss

Operating loss for the three months ended September 30, 2007 increased by $60.6 million to an operating loss of $70.3 million, as compared to an operating loss of $9.7 million for the three months ended September 30, 2006. Operating margin for the three months ended September 30, 2007, was (135.2%), as compared to (27.5%) for the three months ended September 30, 2006. The operating loss for the nine months ended September 30, 2007 increased by $61.2 million to an operating loss of $81.1 million, as compared to an operating loss of $19.9 million for the nine months ended September 30, 2006. Operating margin for the nine months ended September 30, 2007, was (38.1%), as compared to (16.2%) for the nine months ended September 30, 2006. The increases in operating losses for the three and nine months ended September 30, 2007 are primarily attributable to $69.0 million of impairments and write-offs recognized in the third quarter of 2007 and $7.5 million of impairments and write-offs recognized in the second quarter of 2007. These losses were offset in part by the profitability of deliveries at the Eclipse project and management’s cost reduction initiatives.

Other income, net

Other income, net increased by $0.4 million to $0.7 million for the three months ended September 30, 2007, as compared to $0.3 million for the three months ended September 30, 2006. Other income, net increased by $0.5 million to $1.4 million for the nine months ended September 30, 2006, as compared to $0.9 million for the nine months ended September 30, 2006. The increase in other income for the three and nine month period ended September 30, 2007 is primarily attributable to the forfeiture of buyer earnest money deposits at the Eclipse project.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income tax benefit

The Company periodically reviews its deferred income tax asset to determine if it is more likely than not to be realized. When it is more likely than not that all or a portion of the deferred income tax asset will not be realized, a valuation allowance must be established. Due to 2005 earnings and the ability to carryback and carryforward net operating losses, a valuation allowance for deferred income tax assets was not deemed necessary at September 30, 2007. To the extent market conditions worsen and the Company is unable to generate sufficient taxable income or obtain meaningful concessions from its banks with respect to its existing debt facilities, the recoverability of this asset may be compromised. At December 31, 2007 the Company will again review the recoverability of the deferred income tax asset.

For the three and nine months ended September 30, 2007, as a result of net losses, we recorded income tax benefits of $27.1 and $30.9 million as compared to income tax benefits of $3.7 and $7.4 million for the three and nine months ended September 30, 2006. As discussed in Note 9, in the accompanying notes to financial statements, the Company recorded a charge to income tax expense in the amount of $92,000 as a result of tax shortfalls related to the non realization of certain tax assets recorded in conjunction with employee stock grants.

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

In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital than would be required if we built each project with long-term amortizing debt. At September 30, 2007 we had approximately $201.6 million of outstanding indebtedness and $8.8 million of unrestricted cash.

Our overall borrowing capacity may, from time to time, be constrained by loan covenants which require minimum ratios of interest to EBITDA, minimum tangible net worth, and maximum ratios of total liabilities to total equity. Our non-compliance with certain of these covenants have, for the period ending September 30, 2007 been waived in one form or another. There is no assurance that either we will return to compliance at December 31, 2007 or our banks will continue to provide us waivers of our covenants. In the event our banks discontinue funding and/or accelerate the maturities of their facilities we could experience an unrecoverable liquidity crisis in the future. While we can make no assurances to this effect, we currently believe that internally generated cash advances available under our credit facilities, refunds of income taxes paid in prior years, refinancing of existing underleveraged projects and access to public debt and equity markets will provide us with sufficient capital to meet our existing and expected capital needs for the remainder of 2007 and into 2008.

Our subsidiaries have secured debt which either matures or has curtailment obligations during 2008 and beyond. In our industry it is customary for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. Since we are the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported and cured loan covenant violations, may at some point negatively impact our ability to renew and extend our debt.

Credit Facilities

A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 190 to 600 basis points over the LIBOR rate and from 25 to 100 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At September 30, 2007, the one-month LIBOR and prime rates of interest were 5.12% and 8.25%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 7.20% to 11.36%. For information regarding risks associated with our level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

In the past we have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities.

On May 26, 2006 we entered into a $40 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and letters of credit. All letters of credit issued will also be secured by collateral in the facility. Funding availability is generally limited to compliance with a borrowing base and certain facility covenants. As of September 30, 2007, $31.2 million was outstanding with this facility. In February 2007 we entered into a Forbearance Agreement with the lender which reduced the covenants and eliminated the ability of the lender to claim an event of default as a result of non-compliance with certain financial covenants of the original loan. The Forbearance Agreement runs through March 2008.

On May 4, 2006 we closed on a $30 million Junior Subordinated Note offering. The term of the note was thirty years but it could be retired by the Company after five years with no penalty. The rate was fixed at 9.72% for the first five years and LIBOR plus 420 basis points for the remaining twenty-five years. In March 2007 we retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30 million Senior Unsecured Note offering with the same lender at the same interest rate. In connection with the new notes, the lender loosened the financial covenants through September 30, 2007 and permanently modified the underlying definitions used to calculate the covenants. The lender was also granted the right to require a $2.0 million principal reduction after September 30, 2007. During the third quarter of 2007, the lender’s rights were assumed by the note holder’s creditor(s). In October 2007 we received a waiver from the note holder’s creditor(s) regarding any defaults that may result from covenant compliance calculations for the quarter ending September 30, 2007. In addition, the waiver extended to November 29, 2007 the date after which the note holder could require a $2.0 million principal reduction.

As of September 30, 2007, we had $7.4 million outstanding to Key Bank in two secured facilities. Under the terms of the original loan agreements we are required to maintain certain financial covenants. In May 2007 we entered into loan modification agreements which extended the maturities and waived the interest coverage ratio through December 31, 2007. Key Bank has notified us that they believe that we are not in compliance with the net worth covenant as of September 30, 2007 and has issued waivers for both facilities until December 31, 2007.

As of September 30, 2007 we had $11.1 million outstanding to M&T Bank. Under the terms of the original loan agreements we were required to maintain certain financial covenants. In March 2007 we entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. As of September 30, 2007 we are not in compliance with the tangible net worth covenant. On October 25, 2007 the Company entered into loan modification agreements which extended maturities and provided for a forbearance agreement with respect to all financial covenants. The forbearance runs until March 31, 2008.

In December 2005 we entered into a $147 million secured, limited recourse loan with Corus Bank related to our Eclipse project. Under the terms of the loan there is a single deed of trust covering two loan tranches. The two tranches have varying interest rates with Tranche A at LIBOR plus 375 basis points and Tranche B fixed at 16.0%. In April 2007 the loan maturity was extended to January 2008 and provided a mechanism for reallocation of Tranche B into Tranche A which reduces the interest cost to the Company. In September 2007 the Company exercised its reallocation right leaving approximately $1.0 million in the Tranche B. At September 30, 2007 our outstanding balance under this loan was $38.3 million. There are no financial covenants associated with this loan.

In February 2007 we entered into a $28 million secured, three-year limited recourse loan with Guggenheim Capital Partners related to our Penderbrook project. Under the terms of the loan the borrower (Comstock Penderbrook, LLC) distributed $11.0 million of the proceeds to the Company and established a $2.5 million cash interest escrow to provide for interest costs in excess of the net operating income being generated by the temporary rental operations at the project. The loan bears an interest rate of LIBOR plus 500 basis points. Under the terms of the loan there are two tranches, Tranche A at three month LIBOR plus 400 basis points and Tranche B at three month LIBOR plus 600 basis points. As of September 30, 2007, our outstanding balance under the loan was $16.3 million. There are no financial covenants associated with this loan.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

On May 31, 2007 we entered into $4.5 million secured revolving credit facility with First Charter Bank. The loan matures on June 10, 2008 bearing an interest rate of Prime Rate plus 0.25% per annum. As of September 30, 2007, we had $1.4 million outstanding on the loan. There are no financial covenants associated with this loan.

At September 30, 2007 we had approximately $7.9 million outstanding with Regions Bank under five separate secured master loan agreements. The loans carried varying maturities starting December 2007 with the majority of the loans maturing in 2008. There are no financial covenants associated with these loans.

On June 28, 2007 we entered into various loan modification agreements with Bank of America securing the remaining $4.6 million balance of the Company’s $15 million unsecured revolver, extending the curtailment schedule of the unsecured revolver and extending the maturities of the Company’s Atlanta debt facilities by adding a balancing requirement estimated to result in a $100 paydown in November 2007. There are no financial covenants associated with these loans.

At September 30, 2007 we had $1.7 million outstanding on a seller financing loan related to, but not secured by, our Beacon Park at Belmont Bay 8&9 project. The loan matured but remains unpaid. We are in discussions with the lender regarding loan modifications and extension.

From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of September 30, 2007, there were no outstanding variable rate unsecured loans. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.

Many of our loan facilities contain Material Adverse Effect clauses which if invoked could create an event of default under the loan. In the event all our loans were deemed to be in default as a result of a Material Adverse Effect, our ability to meet our capital and debt obligations would be compromised.

The Company’s senior management continues to work closely with its lenders on both temporary and permanent modifications to the Company’s lending facilities. These modifications are principally related to financial covenants and maturity dates. During the course of the fourth quarter of 2007, the Company will be seeking to standardize financial covenants among the lenders with whom it has existing covenants. The Company will also continue to work with its lenders to extend the maturities and associated cash obligations of its facilities. The Company cannot at this time provide any assurances that it will be successful in these efforts.

At December 31, 2006 the Company had approximately $205 million of debt related obligations that were scheduled to occur in 2007. As of September 30, 2007 the Company had reduced its notes payable by $93.8 million with approximately $16 million of remaining obligations in 2007 and approximately $110 million of cash obligations to its debt currently scheduled to occur in 2008. The Company currently believes that it will be successful in meeting and/or extending its obligations but it can provide no assurances to that effect at this time.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cash Flow

Net cash provided by operating activities was $87.2 million for the nine months ended September 30, 2007, as compared to net cash used of $143.9 million during the nine months ended September 30, 2006. The $231.1 million increase in cash flow from operations is primarily the result of two business acquisitions completed in the first half of 2006 (as compared to none in 2007), the commencement of settlement activity at the Eclipse, the sale of 316 condo units in bulk at Bellemeade and the sale of Massey Preserve lots and other land holdings.

Net cash used in investing activities was $65,000 for the nine months ended September 30, 2007, as compared to $17.1 million for the nine months ended September 30, 2006. The decrease is primarily due to no business acquisitions being made in 2007.

Net cash used in financing activities was $99.6 million for the nine months ended September 30, 2007 as compared to $129.6 million provided in the nine months ended September 30, 2006. Net cash used in financing activities for the nine months ended September 30, 2007 was principally the result of $173.6 million of debt principal payments made during the period which were offset by $74.0 million of new secured and unsecured financing mostly related to the Eclipse project.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Recent Acquisitions

In May 2006, we completed the acquisition of Capitol Homes, Inc., in the Raleigh, North Carolina area. The acquisition price was approximately $7.5 million plus the assumption of approximately $20.6 million in liabilities. The results of Capitol Homes, Inc. are included in the accompanying financial statements from the period May 5, 2006 to September 30, 2007.

In January 2006, we completed the acquisition of Parker Chandler Homes, Inc. in the Atlanta, Georgia area. The acquisition price was approximately $10.4 million plus the assumption of approximately $63.8 million in debt. The results of Parker Chandler Homes, Inc. are included in the accompanying financial statements from the period January 19, 2006 to September 30, 2007.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to the opening balance of retained earnings and is not expected to have a significant impact on the Company’s consolidated financial position. The adoption of FIN 48 may cause greater volatility in the effective tax rate going forward. The Company expects to record a benefit of approximately $1.2 million as a benefit to opening retained earnings as a result of the adoption of FIN 48.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2007 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of September 30, 2007, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $1.3 million in a fiscal year, a significant portion of which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber and concrete, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

During the quarter ended March 31, 2007, the Company completed its implementation of the JD Edwards EnterpriseOne (E1) software package. The E1 system is an Enterprise Resource Planning (ERP) suite of integrated operational and financial modules that supports the Company’s current and future operational needs and enhances its internal control over financial reporting. The implementation of the E1 system has affected the Company’s internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office, and reporting processes and activities. Other than the E1 software package implementation, there have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On August 11, 2005, the Company was served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147,000 project loan for the Eclipse at Potomac Yard project. The claim in the base amount of $2,000 plus interest and costs was based on breach of contract. In February 2007 the Company received a ruling by a panel of arbiters to pay $3,000 under this claim. The Company has posted a cash bond and filed an appeal which is pending in the amount of the judgment.

In accordance with the provisions of its sales agreements, the Company retained the deposits from Eclipse project buyers that defaulted on their obligation to settle. Certain buyers are seeking to obtain a refund of the forfeited deposits and have filed suit. All disputed deposits remain in a segregated escrow account and are included in the accompanying financials as Restricted Cash.

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

During the summer of 2007 the global credit markets experienced severe turmoil as the default rates on sub prime mortgages increased dramatically and the secondary market for loan portfolios all but disappeared. The effect of the sub prime default rates on available liquidity in the credit markets has been extreme, and it has become more difficult for homebuilders and home buyers to obtain credit. This could adversely affect our ability to sell and build homes. These disruptions in the credit markets could also adversely affect our ability to service our debt, comply with our covenants, negotiate loan extensions and maintain sufficient cash flow to support operations.

Our current level of indebtedness creates extreme cash flow pressures on the Company. Recent market deterioration and increased price competition in our markets may create a cash flow shortage in future periods which would compromise our ability to service our debt and operate as a going concern.

ITEM 2.	EXHIBITS

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: November 9, 2007	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer