Form 10-K
period 2007-12-31
Comstock Homebuilding Companies, Inc.
filed 2008-03-24
CIK 1299969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one) Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant (11,979,045 shares) based on the last reported sale price of the registrant’s common equity on the NASDAQ Global Market on June 30, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $33,301,745. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 29, 2008, there were outstanding 13,552,567 shares of the registrant’s Class A common stock, par value $.01 per share, and 2,733,500 shares of the registrant’s Class B common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOMEBUILDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

PART I

Item 1.    Business

Overview

We are a real estate developer that has substantial experience building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family buildings and mixed-use (residential and commercial) developments in suburban communities and high density urban infill areas. We build projects with the intent that they be sold either as fee-simple properties, condominiums, or investment properties. We focus on geographic areas, products and price points where we believe there will be significant demand for new housing and potential for attractive returns. We currently develop and build in the Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia markets where we target a diverse range of home buyers including first-time, early move-up, secondary move-up, and empty nester move-down buyers. We focus on the “middle-market” meaning that we tend to offer products in the middle price points in each market, avoiding the very low-end and high-end products. We believe that our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our markets. Since our founding in 1985, and as of December 31, 2007, we have built and delivered more than 5,000 homes generating revenue of over $1.3 billion.

Our markets have generally been characterized by strong population and economic growth trends that have led to strong demand for traditional housing. However, the housing industry is currently in a cyclical downturn, suffering the effects of reduced demand brought on by significant increases in existing home inventory, resistance to appreciating prices of new homes, turmoil in the mortgage markets, reduced liquidity levels in the world financial markets and concerns about the health of the national economy. We believe that over the past two decades we have gained experience that will be helpful to us as we seek to manage our business through the current difficult market environment. We believe that we have taken, and are continuing to take, steps that will assist us in managing our business through the current cycle until market conditions stabilize and eventually improve.

As a result of deteriorating market conditions, we have adjusted certain aspects of our business strategy. In 2007, we focused our energy on repositioning projects, reducing debt, reducing costs, managing liquidity, renegotiating loans with current period maturities, refinancing projects and enhancing our balance sheet. We have cancelled or postponed plans to start several new projects and renegotiated contracts to purchase certain other projects. As a result, we have purchased very little new land in recent months. We have sold certain land and other assets and taken steps to significantly reduce our inventory of homes as well. Until market conditions stabilize, we will continue to focus on working through the land inventory that we currently own. This will include continuing efforts to sell certain land parcels where we believe it is the best strategy relative to that particular asset.

While we have always preferred to purchase finished building lots that are developed by others, we have also been active in entitling and developing land for many of our home building projects. We believe it is important to have the capabilities to manage the entitlement and development of land in order to position our company to be able to recognize opportunities to enhance the value of the real estate we develop and to be opportunistic in our approach to acquisitions. Nonetheless, our interest in acquiring new development projects will be focused on finished building lots until market conditions and circumstances warrant otherwise.

In addition, our business has included the development, redevelopment (condominium conversions) and construction of residential mid-rise and high-rise condominium complexes. The majority of our multi-family projects are in our core market of the greater Washington, D.C. area. We believe that the demographics and housing trends in the Washington, DC area will continue to produce demand for high density housing and mixed-use developments in the long term. However, condominium sales in the greater Washington, D.C. area have declined significantly as a result of current economic conditions. In order to reduce the cost associated with carrying our condominium inventory in the Washington, DC region we are temporarily operating certain of our multi-family projects as hydrid for-sale and for-rent properties. This provides us regular cash flow which we use to offset a portion of the carry costs associated with the applicable multi-family assets. In addition, we believe the value of the assets will be enhanced when market conditions stabilize or improve. In Raleigh, North Carolina and Atlanta, Georgia, we are currently focused on lower density housing such as single family homes and townhomes.

Our business was founded in 1985 by Christopher Clemente, our current Chief Executive Officer, as a residential land developer and home builder focused on the move-up home market in the northern Virginia suburbs of the Washington, D.C area. Prior to our initial public offering in December 2004, we operated our business through four primary holding companies. In connection with our initial public offering, these primary holding companies were consolidated and merged into Comstock Homebuilding Companies, Inc., which was incorporated in Delaware in May 2004. Our principal executive offices are located at 11465 Sunset Hills Road, 5th floor, Reston, Virginia 20190, and our telephone number is (703) 883-1700. Our Web site is www.comstockhomebuilding.com. References to “Comstock,” “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our Markets

We operate in the greater Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia markets. We believe that demand for housing (existing homes, new homes, and rental homes) in these markets historically has been driven by job growth and population growth. We also believe that when consumers view the national economy in a favorable light, demand for new homes increases and demand for rental homes decreases. Conversely, when consumers are concerned about the health of the economy, demand for new homes suffers as consumers opt for rental homes. We believe that current concerns about the health of the economy at both a regional and national level is having a negative effect on demand for new homes while also increasing demand for rental homes.

In each of our markets job growth over the past several years has lead to population growth. This in turn led to increased demand for new homes and home price appreciation. The double digit pace of price appreciation in some areas led to inflationary pressures on the costs associated with producing homes (increases in cost of land, labor and materials). Appreciating home values also attracted small time investors who were not committed to ownership of the homes and condominiums they sought to purchase. As a result when market conditions cooled, contract cancellations increased which led to an increased inventory of speculative homes held by builders. The number of existing homes available for sale by individuals also increased significantly. This supply/demand imbalance created significant pressure on homebuilders to increase selling concessions and to reduce prices. At the same time turmoil in the mortgage markets created uncertainty regarding the availability of mortgage financing and concerns about the reduced liquidity levels in the U.S. financial system and the health of the national economy caused prospective home buyers to stay out of the market. Although job growth and population growth has continued in our markets, demand for new homes continues to be soft. We believe that the increased overall occupancy rate of rental apartments over the past several years is a direct result of these factors.

Our Business Strategy

Our general business strategy is to focus on for-sale residential real estate development opportunities, in the Southeastern United States, that afford us the ability to produce products at price points where we believe there is significant long-term demand for new housing. Recognizing that the housing industry is cyclical in nature and that current challenging market conditions may take time to stabilize, we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet and positioning the Company for future growth and profitability when market conditions improve. In connection with this strategy, we have adopted a conservative approach to land acquisition and capital investment, which favors acquisitions of finished building lots, and we have postponed previous plans for continued market expansion. We remain committed to disposing of assets that do not allow for adequate return on invested capital. We believe that this approach will assist us in managing our business through today’s challenging market conditions. In today’s real estate market our general operating business strategy has the following key elements:

Attract and retain experienced personnel at all levels.    We believe the key to success in our business in difficult times is attracting and retaining experienced professionals at all levels within the organization. We work to identify, recruit, train and retain the most qualified management and support personnel available. At the same time we are committed to balancing and aligning our staffing levels with the size of our business and continue to work to reduce general and administrative expenses to be aligned with current market conditions.

Focus on our core markets in the Mid-Atlantic and Southeast region of the United States.    We believe that, after current homebuilding industry and general economic conditions eventually stabilize and then improve, there may be attractive opportunities for long term growth in our existing markets. Accordingly, we will focus our business in our current markets until such time as the condition of the national economy and the housing industry warrant a broader focus.

Focus on our current land inventory in our core markets.    We plan to focus on the inventory of land that we currently hold in our core markets while utilizing our strong local presence and our extensive experience in our core markets to enhance our access to building lots that are developed by others. We believe that, after current homebuilding industry and general economic conditions eventually stabilize and then improve, homebuilders will have better access to reasonably priced developed building lots and that by focusing future land acquisition efforts on developed lots we will reduce risks associated with land development and enhance returns on capital invested. Our experience in previous economic downturns is that land purchase terms improve as a result of soft demand for new homes.

Focus on a broad segment of the home buying market, aka the “middle market”.    Our single-family homes, townhouses and condominiums are deliberately designed to be priced in the middle range of the market. This is because we believe that by focusing on products that are affordable to the largest segment of the prospective home buying population we reduce risk to market fluctuations.

Create opportunities in areas overlooked by our competitors.    We believe that our market knowledge and experience in land entitlement and development enable us to successfully identify attractive real estate opportunities, efficiently manage the process of obtaining development rights and maximize land value. We plan to maintain these capabilities because we believe that this expertise allows us to protect the value of the assets that we hold while also positioning us to react quickly to new, favorable opportunities. As current homebuilding industry and general economic conditions eventually stabilize and then improve, we believe there will be attractive market opportunities for well-designed, quality homes and condominiums in urban and suburban areas in close proximity to transportation facilities. Local governments in our markets, especially the greater Washington, D.C. market, have modified zoning codes in response to mounting traffic concerns to allow for high-density residential development near transportation improvements. In our experience, buyers place a premium on new homes in developments within these areas. We believe that our high density townhouse and condominium products, along with our substantial experience in dealing with both the market and regulatory requirements of urban mixed-use developments, assist us as we seek to identify and create value in land parcels often overlooked by traditional home builders.

Position our inventory for the growing move-down markets.    We expect the large and aging baby boom population in the United States to fuel growth in the move-down market of the home building industry. As the baby boom generation ages, we anticipate that home builders that recognize and address the unique interests of the aging home buyer will capture a larger share of the market. We believe this growing segment of the population will also likely be attracted to the convenience and activities available in upscale urban mixed-use developments. We believe that because of our experience and capabilities and our focus on the Southeastern United States that we are well positioned to benefit from this growing demand.

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

In light of current depressed market conditions in the homebuilding industry we have adopted the following additional business strategies which we will focus on throughout 2008 and into 2009:

Protect liquidity and maximize capital availability.    For as long as market demand for housing remains depressed we will remain highly focused on maintaining liquidity by limiting our investments in long term real estate projects. We will again seek to build our pipeline of new development opportunities when market conditions warrant through a cautious and measured approach focused on acquisition of developed building lots. The acquisition of finished building lots often has reduced equity requirements, as compared to raw land parcels that require entitlement and development, which enhances return on invested capital. In addition, in order to maintain sufficient operating liquidity and capital availability we will continue to sell certain assets that are either highly leveraged or have significant cash equity.

Create a highly qualified sales force capable of closing sales in difficult times.    We believe that continued focus on training that enhances the capabilities and efficiency of our sales force is critical to success in a difficult market. We believe this will increase conversion ratios, decrease cancellations, and improve pricing power.

Maximize the realized value of our real estate owned.    Due to our depth of experience in many different aspects of real estate development we believe that we are able to continuously evaluate and re-evaluate the use of the real estate we own and therefore are well positioned to identify alternative uses for the inventory that may increase the value of such properties. We have been successful in selling certain condominium assets as for-rent properties where the subject property holds a higher total value for a rental property owner that it otherwise would for individual homeowners in the aggregate. In properties where a bulk sale is impractical we are attempting to maximize short term cash flow and minimize net debt service obligations by temporarily operating certain properties as hydrid for-sale and for-rent properties.

Utilize technology to streamline operations, reduce costs, enhance customer communications and facilitate sales.    During 2007, we continued advancing our technological capabilities with a focus on reducing costs, attracting sales and communicating with our customers. Upgrades of our information management, purchasing, customer relationship management and accounting systems that began prior to 2007 were either completed or substantially completed during the period. These enhanced platforms will allow us to manage our business more efficiently and better seek to reduce and control costs.

Our Operations

We operate a separate homebuilding division in each of our core markets. Each divisional operation is wholly owned by Comstock Homebuilding Companies, Inc., or a subsidiary thereof. Each division is made up of a local division management team, production team and sales team. Each division relies on services provided by the corporate parent covering land underwriting and acquisition, legal, accounting, information technology, human resources, marketing, sales training, purchasing, and finance. We believe this is an efficient manner of operating our Company because each divisional operation is staffed locally based on the size of the subject division while the core services provided by the corporate parent help minimize repetitive staffing requirements. Previous acquisitions of Parker Chandler Homes (Atlanta) and Capitol Homes (Raleigh) have been fully integrated into our operational structure.

Each division management team is compensated based on the performance results of the respective division. Sales team compensation is commission based. As market conditions have deteriorated, we have carefully reduced the size of our staff at each division and at the corporate parent. We continuously monitor market conditions to ensure that we only staff at warranted levels. We utilize industry standard performance standards to measure the performance results of individuals and divisional operations.

We endeavor to sell a majority of the homes we build in advance of construction. We seek to minimize costs associated with customer service requirements by integrating quality assurance programs in the production process. We integrate the process of building a home by carefully controlling each phase of the process from land underwriting and acquisition, to construction, marketing and sale of a home. During every stage of the process we seek to mitigate risk and increase return on invested capital. We focus on locations within our core markets that we believe will provide the best opportunity to manage risk and maximize profit potential.

Land Identification and Acquisition

We believe that by controlling and managing a land inventory through options we will be better able to manage our growth in accordance with our business plan and long term growth objectives. In the past we have acquired land for our home building operations both as finished building lots and as raw land that we develop. Through the acquisition of Parker Chandler Homes (Atlanta) and Capitol Homes (Raleigh) our land inventory expanded significantly. Due to the focus the acquired companies had on developing raw land, the amount of raw land in our land inventory increased. As market conditions deteriorated, we have sold certain land and other assets to reduce interest expense and risks associated with land development. We will continue to manage our land inventory in a manner that we believe will reduce risks and enhance operating results.

We will continue to focus on the land inventory that we currently control while shifting our focus for future land acquisitions towards finished building lots. Our goal is to contract to purchase land from land developers who will maintain ownership of the land through the entitlement and development process. When we contract to purchase land in this manner, we typically will provide our home building and entitlement expertise to the seller in order to ensure the land is developed in a manner consistent with our plans for the project. By contracting to purchase land during the entitlement and development process that will be delivered to us upon completion of development, we seek to reduce the financial risks associated with owning land while seeking entitlements and performing land development.

Currently we own land that must be developed into building lots. While market conditions remain difficult, we will continue to utilize our strategy of seeking to sell certain of these assets to other developers and will only develop these raw parcels of land as needed for our home building operations where we believe market conditions and the potential return on capital invested warrants the development process.

In the past we have purchased existing rental apartment properties in the Washington, DC region with the intent of converting them to for-sale condominium projects. We have completed some of these conversion developments and sold others as market conditions deteriorated. We currently own one partially complete condominium conversion property, Penderbrook, in Fairfax County, Virginia. We continue to sell converted condominiums at the Penderbrook development; however, we also operate Penderbrook as a rental apartment community. This approach provides cash flow from rents to offset interest costs and operating expenses associated with the property. We have not abandoned our intent to sell the units as condominiums over time but we have chosen to temporarily manage a portion of the property as rental assets to offset the debt service associated with holding the assets for sale. In certain cases we have sold condo conversion units in bulk to rental project investors and operators. We do not currently plan to acquire additional condominium conversion projects.

In the Washington, DC region we have developed several new condominium projects, including high density mixed use projects. We believe that the demographics of the Washington, DC region will continue to lead to demand for high quality, high density housing after current market conditions eventually stabilize and then improve. These types of projects tend to require a greater capital investment, higher levels of debt and longer construction cycles than typical low density single family developments. Due to current market conditions we will be focused on projects that require lower levels of invested capital. Accordingly, we have cancelled plans to commence additional high density projects and will not undertake any such development until we believe market conditions warrant.

Our land acquisition and disposition process is overseen by an executive land committee that includes representatives from our various business departments. This committee meets regularly to evaluate prospective land acquisitions, project financing options, underperforming projects and asset dispositions. During much of 2007, the primary focus of the committee was disposing of assets where we believed it to be the best course of action given market conditions. Currently the committee is focused on evaluating existing projects and land holdings with the goal of seeking means of enhancing the potential for improved operating results.

When market conditions improve, and assuming our level of land inventory and availability of capital warrant additional acquisitions, the committee will again focus on new land acquisitions. To the extent the committee approves any such acquisitions, we will focus on acquiring new projects that we believe have the potential to generate an attractive return on capital invested. The committee evaluates several factors that could affect the outcome of a project under consideration. These factors include:

•	supply and absorption rates of similar new home projects;

•	supply and absorption rates of existing homes in the area;

•	projected equity requirements;

•	projected return on invested capital;

•	status of land development entitlements;

•	projected net margins of homes to be sold by us;

•	projected absorption rates;

•	demographics, school districts, transportation facilities and other location factors; and

•	competitive market positioning.

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

Land Entitlement and Development

We have extensive knowledge and experience in all aspects of the site selection, land planning, entitlement and land development processes. Specifically, we have significant experience in dealing with the governmental and regulatory authorities that govern the site development and entitlement processes. Entitlement is the process by which a local government determines the density it will permit to be developed on a particular property and approves the development plans. Obtaining entitlements and development permits often requires significant negotiations with local governmental authorities, and various other parties, including local homeowner associations, environmental protection groups and federal governmental agencies. Our extensive experience and knowledge allow us to effectively negotiate with all concerned parties in an attempt to ensure the costs of developing the subject property are commensurate with the profit potential of the proposed development.

Our experience and in-house capabilities enable us to quickly assess the likelihood of obtaining necessary approvals on a particular property, the estimated costs associated with development of a particular property, and the potential development challenges associated with a particular property. As a result, we can control the details of development, from the design of each community entryway to the placement of streets, utilities and amenities, in order to efficiently design a development that we believe will maximize the potential return on our investment in the property.

Because of our experience in obtaining entitlements and because of our in-house land development capability we believe we are well suited to work with land developers to ensure their development plans are efficient and designed in keeping with our development objectives. Further, we believe that these capabilities position us well to work with financial institutions seeking to sell land assets that they have foreclosed on.

In current market conditions we seek to manage development risk by acquiring options to purchase properties after the approval of the necessary entitlements and development of the land. We seek to utilize our capabilities with regard to land entitlement and land development to provide a service to land owners in an effort to obtain options to acquiring the subject land after the entitlement and development process is complete, thereby avoiding market risks associated with raw land acquisitions.

Sales, Marketing and Production

We seek diversification through multiple product offerings that can be utilized in just a few core markets rather than seeking to grow into as many markets as possible. We believe this minimizes risks associated with entering new markets and operating in second or third tier markets.

Our primary target markets are first-time; early-move up and first move-down home buyers. We have a wide variety of product lines and custom options for our products that enable us to meet the specific needs of each of our markets and each of our home buyers. We seek to design products that can, whenever possible, be utilized in each of our core markets. We believe that our diversified product strategy enables us to best serve a wide range of home buyers in our target demographics and adapt quickly to changing market conditions. We continually reevaluate and improve upon our existing product designs and develop new product offerings to keep up with changing consumer demands and emerging market trends.

Our single-family homes range in size from approximately 1,400 square feet to over 6,000 square feet with target pricing from the $100,000s to the $600,000s. Our townhouses range in size from approximately 1,200 square feet to over 4,500 square feet and are typically priced from the $100,000s to the $500,000s. Our condominiums range in size from approximately 400 square feet to over 2,400 square feet and are priced from the $100,000s to over $1 million. Our average new order price over all product types, was $240,000, $257,000 and $362,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

We typically act as the general contractor in the construction of our wood frame single-family homes, townhouses and mid-rise condominium buildings. On projects where we offer these product lines our employees provide land development management, construction management, material purchasing and quality control supervision on the homes we build. Substantially all construction work on these types of projects is done by subcontractors that contract directly with us and with whom we typically have an established relationship. On our high-rise and mixed-use developments where we typically build concrete structures, we engage a general contractor for the site preparation and construction management, and typically we have a bonded fixed price or a gross maximum price contract with the selected general contractor. In these instances the subcontractors that perform the construction work are typically contracted directly by the general contractor that we select. On projects where we offer these product lines our employees provide land development oversight management, construction quality supervision and certain construction management services. In all instances we follow generally accepted management procedures and construction techniques which are consistent with local market practices. We believe that we comply with local and state building codes on all of our developments.

Our goal is to commence construction on a majority of our single-family homes after a contract is signed and mortgage approval has been obtained by the home buyer. We generally begin construction of our townhouses and condominiums after we have obtained customer pre-sale commitments for a significant percentage of the units in the building. Depending on the market conditions and the specific community, we may also build a controlled number of speculative homes. Current market conditions have caused us to significantly limit the construction of unsold inventory, including model homes. We closely monitor our inventory of speculative units applying a measured approach to unit production in keeping with sales absorption. We will continue to have reduced speculative building at our projects as we work through the process of selling existing inventory first. On occasion we will sell a completed model home to a third party investor purchaser who is willing to lease back the home to us for use during the marketing phase of a project.

To facilitate the sale of our products, we normally build, decorate, furnish and landscape model homes for each product line and maintain onsite sales offices. In most cases, we employ in-house commissioned sales personnel to sell our homes. On occasion we will contract for marketing services with a third party brokerage firm. All personnel engaged in the sale of Comstock homes receive extensive training in the sales process from our in-house sales training group. We strive to provide a high level of customer service during the sales process. Through multi-lingual home buying seminars, relationships with preferred mortgage lenders and utilization of a series of proprietary custom marketing programs, we are able to educate our prospective purchasers, prepare our customers for home ownership and help our homebuyers obtain a mortgage tailored to their specific needs.

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

All personnel involved in the sale of our homes receive extensive training on the product they are selling. In addition, our sales professionals are trained on the specialized programs offered by us in connection with the purchasing, customizing and financing of a Comstock home and the warranty we provide. We intend to employ our sales personnel on a long-term basis, rather than a project-by-project basis, which we believe results in a more committed and motivated sales force with better product knowledge. We believe that this continuity has a positive impact on sales.

Our corporate and local marketing directors work with local project and sales managers to develop marketing objectives, sales strategies, and advertising and public relations programs for our projects. These objectives, strategies and home pricing decisions are subject to approval by senior management. We typically build, decorate, furnish and landscape model homes for each product line and maintain onsite sales offices, which are open seven days a week. We believe that model homes play a critical role in our marketing efforts. Where warranted, we sell certain projects from a centralized location in an effort to reduce capital investment requirements in particular projects.

Our homes are typically sold before or during construction through sales contracts that are accompanied by a cash deposit. Such sales contracts are usually subject to certain contingencies such as the home buyer’s ability to qualify for financing. Cancellation rates are subject to a variety of factors beyond our control such as consumer confidence, media hype relating to homebuilding and adverse economic conditions which lower consumer confidence, increase mortgage interest rates and negatively affect the sale of our existing homes. During the first half of 2007 our cancellation rate increased across all of our products in all of our markets which caused an increase in the level of speculative inventory we were carrying in inventory. During the fourth quarter of 2007 we were successful in reducing inventory through an aggressive marketing campaign.

During 2007 we increased our focus on marketing through the internet in an effort to reduce marketing costs associated with local print advertisements. We believe that the home buying population will continue to increase their reliance on information available on the internet to help guide their home buying decision. Accordingly, our marketing efforts will continue to seek to leverage this trend in an effort to maximize potential sales.

During 2006 we opened an innovative centralized sales center located in Reston, Virginia. This facility was not designed to sell options; rather its purpose was to support cross-product and cross-community shopping in one central location. In 2007 we closed the sales center and will not reopen it until market conditions improve.

Our Communities

At December 31, 2007 we had active communities under development in the following states and counties:

State	County
Georgia	Cherokee, Forsyth, Fulton, Gwinnett, Jackson, Paulding
Maryland	Frederick
North Carolina	Johnson, Wake
Virginia	Arlington, Fairfax, Loudoun, Prince William

The following chart summarizes certain information for our current and planned communities at December 31, 2007:

	As of December 31, 2007
Project	State	Product Type(2)	Estimated Units at Completion	Units Settled	Backlog(3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue to Date
Status: Active(1)
Allen Creek	GA	SF	26	23	—	3	—	$204,987
Arcanum	GA	SF	34	20	2	12	—	380,011
Brentwood Estates	GA	SF	31	21	—	10	—	138,311
Falling Water	GA	SF	22	15	1	6	—	424,409
Gates of Luberon	GA	SF	31	3	1	27	—	582,444
Glenn Ivey	GA	SF	65	16	2	47	—	227,611
Highland Station	GA	SF	105	39	1	65	—	279,094
James Road	GA	SF	49	3	9	37	—	328,961
Maristone	GA	SF	40	17	1	22	—	321,428
Senators Ridge	GA	SF	61	25	—	36	—	245,036
Wyngate	GA	SF	28	2	1	25	—	416,923

Sub-Total /Weighted Average(4)			492	184	18	290	—	$284,507

Emerald Farm	MD	SF	84	78	—	6	—	$452,347

Sub-Total /Weighted Average(4)			84	78	—	6	—	$452,347
Allyn’s Landing	NC	TH	108	75	8	25	—	$236,610
Brookefield Station	NC	SF	62	6	5	51	—	231,276
Haddon Hall	NC	Condo	90	12	2	76	—	174,043
Holland Road	NC	SF	81	6	13	62	—	444,511
Kelton at Preston	NC	TH	56	51	1	4	—	311,522
North Farms	NC	SF	47	44	—	3	—	181,802
Providence-SF	NC	SF	58	15	4	39	—	193,723
Riverbrooke	NC	SF	66	43	3	20	—	166,437
Wakefield Plantation	NC	TH	77	47	3	27	—	487,661
Wheatleigh Preserve	NC	SF	28	18	—	10	—	279,204

Sub-Total /Weighted Average(4)			673	317	39	317	—	$275,306
Barrington Park	VA	Condo	148	—	—	148	—	n/a
Beacon Park at Belmont Bay 8&9	VA	Condo	600	—	2	110	488	$300,177
Commons on Potomac Sq	VA	Condo	191	73	2	116	—	243,541
Commons on Williams Sq	VA	Condo	180	130	4	46	—	343,788
Penderbrook	VA	Condo	424	298	—	126	—	257,350
River Club at Belmont Bay 5	VA	Condo	84	83	1	—	—	446,133
The Eclipse on Center Park	VA	Condo	465	337	4	124	—	393,903
Woodlands at Round Hill	VA	SF	46	28	—	18	—	745,169

Sub-Total /Weighted Average(4)			2,138	949	13	688	488	$347,489

Total Active			3,387	1,528	70	1,301	488	$328,565

Status: Development(1)
Highland Avenue	GA	SF	28	—	—	28	—	n/a
Post Road	GA	SF	60	—	—	60	—	n/a
Post Road II	GA	TH	62	—	—	62	—	n/a
Settingdown Circle	GA	SF	172	—	—	172	—	n/a
Shiloh Road I	GA	SF	60	—	—	60	—	n/a
Tribble Lakes	GA	SF	167	—	—	167	—	n/a

Sub-Total /Weighted Average(4)			549	—	—	549	—	n/a
Massey Preserve	NC	SF	187	—	—	187	—	n/a
Providence-TH	NC	TH	18	—	—	18	—	n/a

Sub-Total /Weighted Average(4)			205	—	—	205	—	n/a
Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total /Weighted Average(4)			47	—	—	47	—	n/a

Total Development			801	—	—	801	—	n/a

Total Active & Development			4,188	1,528	70	2,102	488	$328,565

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales.

(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.

(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.

(4)	“Weighted Average” means the weighted average new order sale price.

Greater Washington DC Area

Northern Virginia Market

Barrington Park is a 148-unit, walk-up, garden-style condominium development in Manassas, Virginia. We acquired the land in 2005 and expected to start delivering units in the first quarter of 2007. However, as the for-sale housing market cooled and the rental market warmed in late 2006, we chose to preserve the value of the project as an intact, rental community. We currently manage the property as a rental community and seek to maximize occupancy and rental cashflow that is used to offset the interest carry costs and operating expenses. We will continue to operate Barrington as a rental community until market conditions warrant commencement of individual unit sales. We may also consider selling the asset in bulk as a rental community.

Beacon Park at Belmont Bay 8&9 was initially planned as a 600-unit active adult condominium community located at the confluence of the Potomac and Occoquan Rivers in the master-planned, urban-style community of Belmont Bay in Woodbridge, Virginia. The project was planned to include two phases, the first being 112 units situated in four 28-unit mid-rise buildings and the second phase including three high-rise buildings containing approximately 488 units. Initially all 600 units were planned as active-adult units, where the majority of buyers would be 55 years of age or older. As market conditions deteriorated it became difficult to sell an adequate number of units to a limited prospective pool of buyers. Accordingly, to broaden the potential pool of prospective buyers we sought, and obtained the necessary governmental approvals to allow the first phase of the project to be marketed without age restrictions (see River Club II below) and began the process of rebranding this phase of the project to River Park II. Currently, we have purchased and developed the 112 lots in phase I (River Club II) and have a long-term option on the remaining 488 lots which we may, or may not, exercise.

The Commons on Potomac Square is a four building, 191-unit, mid-rise condominium complex in Loudoun County, Virginia. The project is positioned well for first-time homeowners in a market where the cost of single-family homes and townhouses are prohibitive for most renters. Sales began in late 2004, settlements began in early 2006.

The Commons on Williams Square is a 180-unit, two-over-two townhouse style condominium development in Prince William County, Virginia. Sales began in 2004, settlements began in 2005.

The Eclipse on Center Park is a 465-unit, high-rise condominium complex in Arlington County, Virginia. Located at Potomac Yard, formerly one of the East Coast’s major railway yards, it is just minutes from downtown Washington DC, the Pentagon, and Reagan National Airport. The project is an upscale, urban-style, mixed-use complex with residential condominiums above an 80,000 square foot retail center, which includes a gourmet grocery store and other convenience-oriented retailers. A club room and rooftop deck, as well as numerous upper-floor units, offer panoramic views of the Potomac River, Ronald Reagan National Airport, and Washington monuments. Sales for Phase I began in the second quarter of 2004, sales for Phase II began in December 2005, and settlements began in November 2006.

Penderbrook Square is a 424-unit rental apartment complex in the Fair Oaks area of Fairfax County, Virginia that we purchased as condominium conversion project. We acquired the property in 2005 and made significant improvements to common areas, building exteriors, and heating and air-conditioning systems within units and have completed the conversion of a majority of the units to condominiums. Sales and settlements began in 2005. Sales are continuing, however, we currently also manage a rental program at the project to help offset carrying costs and operating expenses. At December 31, 2007, we had 79 units rented, generating monthly gross revenue of approximately $96,000.

River Club at Belmont Bay 5 is a three building, 84-unit, mid-rise condominium development located at the confluence of the Potomac and Occoquan Rivers in the master-planned, urban-style community of Belmont Bay in Woodbridge, Virginia. Belmont Bay amenities include a community pool and access to an 18-hole championship golf course, a marina, restaurants, and shopping. Sales began in 2003 and settlements began in 2004. At December 31, 2007, we had only one available unit remaining at this project.

River Club II, the rebranded, first phase of Beacon Park at Belmont Bay 8&9 is a four building, 112-unit mid-rise, condominium development located in the planned community of Belmont Bay. Located at the confluence of the Potomac and Occoquan Rivers in Woodbridge, Virginia, the property has river and golf course views. This project was originally Phase I of Beacon Park at Belmont Bay (see above). As market conditions deteriorated it became difficult to sell an adequate number of units to an age restricted pool of prospective buyers. Accordingly, to broaden the potential pool of prospective buyers we sought and obtained the necessary governmental approvals to allow the first phase of the Beacon Park project to be marketed without age restrictions and began the process of re-branding this phase of the project to River Park II. Currently, we have purchased and developed the 112 lots and commenced sales without age restrictions.

Station View is a 47-unit townhouse development in Loudoun County, Virginia. Our products will have spacious floor plans, two-car garages, and will be affordable alternatives to single-family homes in the desirable Ashburn area. We expect to begin land development and sales in 2008.

Woodlands at Round Hill is an estate lot, single-family home development in a country setting located in western Loudoun County, Virginia. We developed the property as 65 lots of three or more acres each and sold 19 of them as finished lots to another homebuilder in 2005. Sales began in 2004, settlements began in 2005.

Maryland

Emerald Farm is an 84-unit development of single-family homes in Frederick, Maryland conveniently located near major transportation routes. Currently, a water moratorium has substantially limited availability of building permits in the area. Sales and settlements began in 2001 and will continue on the remaining lots as the availability of building permits allows.

North Carolina Market

Raleigh, North Carolina

Allyn’s Landing is a 108-unit townhouse development in the heart of Raleigh, North Carolina near Research Triangle Park and the Raleigh-Durham International Airport. The project overlooks an eight-acre lake and includes amenities such as a fountain, gazebo and walking trails. Sales and settlements began in 2002. In late 2006, we repositioned the product offerings from three-story townhouses to two-story, master-bedroom-down townhouses, which resulted in increased sales and settlement activity in 2007.

Brookfield Station is a 62-unit, single-family development in Knightdale, North Carolina. Community amenities include easy access to I-540, shopping, restaurants, and downtown Raleigh. Sales and settlements began in 2007.

Haddon Hall is our only condominium project outside of the Washington, DC region. It is a three building, 90-unit condominium development in Apex, North Carolina that is positioned well for first-time homebuyers. Sales and settlements for the first 30-unit building began in 2007.

Holland Road is an 81-unit, single-family home development in Apex, North Carolina. The community features large, wooded lots, a community pool, and easy access to the Research Triangle. Sales began in 2006, settlements began in late 2007.

Kelton at Preston is a 56-unit, upscale townhouse development in the prestigious Kelton golf course community in Wake County near Cary, North Carolina. Community amenities include three 18-hole courses, a swimming complex, and a clubhouse with fitness, tennis, and dining facilities. Sales and settlements began in 2001 and we currently expect the few remaining units to settle in 2008.

North Farm is a 47-unit, single-family home development in the Flowers Plantation community of Clayton, North Carolina. Community amenities include shopping and recreation facilities within walking distance of the project. We have ceased building operations in this community and currently are working on selling our remaining lot inventory in the project.

Massey Preserve is a 187-unit, single-family home development in Raleigh, North Carolina. When sales open, we plan to utilize existing product lines. Land development permits are currently available but land development for this project is on hold until market conditions warrant.

Providence is a 58-unit single family home development located in Raleigh, North Carolina. Its location is convenient to downtown Raleigh and North Hills and Crabtree Valley malls. Sales and settlements began in 2007.

Providence Towns is an 18-unit townhouse development in Raleigh, North Carolina adjacent to the Providence single-family project. The lots were developed by the seller but the project is currently on hold until market conditions warrant.

Riverbrooke II is the 66-unit second phase of a single-family home development in Raleigh, North Carolina. The project is located in an established neighborhood with easy access to interstates I-40, I-440, and North Hills and Crabtree Valley malls. Sales and settlements began in 2006.

Wakefield Plantation is a 77-unit, carriage-style, luxury townhouse development in Raleigh, North Carolina. Our unique carriage-home product offers as much as 5,300 square feet of finished living space in three-unit and four-unit attached configurations with two-car garages and interior courtyards. Sales began in 2001 and settlements began in 2002.

Wheatleigh Preserve is a 28-unit, single-family home development in Raleigh, North Carolina. Lots are one-quarter acre. Sales and settlements began in 2006.

Greater Atlanta Market

Atlanta, Georgia

Allen Creek is a 26-unit, single-family home development in Talmo, Georgia. The community has easy access to interstate I-85 in the northeast of Atlanta. Sales and settlements began in 2006.

Arcanum is a 34-unit, single-family home development in Cumming, Georgia. The community has access the Polo Golf and Country Club amenities and is conveniently located near Highway 400. Sales and settlements began in 2006.

Brentwood Estates is a 31-unit, single-family home development in Commerce, Georgia. The community has easy access to interstate I-85 northeast of Atlanta. Sales and settlements began in 2006.

Falling Water is a 22-unit, single-family home development with large, wooded lots in Woodstock, Georgia. The community is conveniently located just ten minutes from Alpharetta with easy access to Highway 400. Sales and settlements began in 2006.

Gates of Luberon is a 31-unit, single-family home development in Cumming, Georgia. Amenities include a community pool and a nature area. The community has easy access to downtown Atlanta via Highway 141. Sales and settlements began in 2006. Plans for this project are unclear at this time as the lender, Haven Trust, has indicated an unwillingness to negotiate adequate extensions to the existing project loan.

Glen Ivey is a 65-unit, single-family home development in Cumming, Georgia. Amenities include a community pool and nature trails. Located just west of Lake Lanier, the community has easy access to Highway 400. Sales and settlements began in 2006.

Highland Avenue is a 28-unit, single-family home development located adjacent to the Beltline transit and rail system in the Inman Park section of downtown Atlanta, Georgia. Currently, we are finalizing development plans for the project.

Highland Station is a 105-unit, single-family home development in Suwanee, Georgia. Amenities include a pool. The community is conveniently located just west of interstate I-85. Sales and settlements began in 2006.

James Road is a 49-unit, single-family home development in Alpharetta, Georgia with easy access to Highway 400. Sales and settlements began in 2007.

Maristone is a 40-unit, single-family home development in Cumming, Georgia with easy access to Highway 400. Community amenities include a swimming pool and tennis courts. Sales and settlements began in 2006.

Post Road is a 60-unit, single-family home development in Cumming, Georgia with easy access to Highway 400. Currently, we are finalizing the development of the lots and preparing the project for opening.

Post Road II is a 62-unit, townhouse development in Cumming, Georgia with easy access to Highway 400. Currently we do not plan to commence land development at the project until market conditions warrant.

Senators Ridge is a 61-unit, single-family home development in Dallas, Georgia. Community amenities include a clubhouse, swimming pool, tennis and basketball courts. Sales and settlements began in 2006.

Settingdown Circle is a 172-unit, single-family home development Cumming, Georgia. Located just west of Lake Lanier, the community has easy access to Highway 400. Currently we do not plan to commence land development at the project until market conditions warrant.

Shiloh Road is a 60-unit, single-family home development in Alpharetta, Georgia with easy access to Highway 400. Currently we do not plan to commence land development at the project until market conditions warrant.

Tribble Lakes is a 167-unit, single-family home development in Cumming, Georgia located around a large lake. The project is easily accessible via Highway 400. Land development began in 2006 but is currently on hold until market conditions warrant.

Wyngate is a 28-unit, single-family home development in Alpharetta, Georgia with easy access to Highway 400. Sales and settlements began in 2007.

Warranty

We provide our single-family and townhouse home buyers with a one-year limited warranty covering workmanship and materials. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that home buyers agree to the definitions and procedures set forth in the warranty. Our condominium home buyers typically have a statutory two-year warranty on their purchases. In addition, we provide a five-year structural warranty pursuant to statutory requirements. From time to time, we assess the appropriateness of our warranty reserves and adjust accruals as necessary. When deemed appropriate by us, we will accrue additional warranty reserves. We require our sub-contractors to warrant their work and they are contractually obligated to fix defects in their work that arise during the warranty period. We seek to minimize our risk associated with warranty repairs through our quality assurance program and by selecting sub-contractors known for quality work. Beyond our sub-contractor warranties we self-insure the balance of all of our warranties.

Competition

The real estate development and home building industries are highly competitive and fragmented. Competitive overbuilding in local markets, among other competitive factors, has adversely affected home builders in our markets. Home builders compete for financing, raw materials and skilled labor, as well as for the sale of homes. Additionally, competition for prime properties, especially those with developed building lots, is usually intense and the acquisition of such properties may become more expensive in the future to the extent demand and competition increase. We compete with other local, regional and national real estate companies and home builders. Some of our competitors have greater financial, marketing, sales and other resources than we have. Some of the builders against which we compete include Pulte Homes, Centex, DR Horton, Toll Brothers, Ashton Woods, Ryan Homes, Hovnanian and Lennar.

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

Additionally, we compete with the resale market of existing homes. The dramatic increase of inventory of existing homes available for sale has created significant competition among builders and home sellers for home buyers. This has lead to downward pressure on prices in all of our markets. Many of our competitors have used very aggressive price discounts to sell homes. To be competitive, and to reduce our inventory of completed homes, we utilized aggressive discounting to move product in 2007. It is impossible to predict future pricing trends currently.

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

Technology

We are committed to the use of Internet-based technology for managing our business, communicating with our customers, and marketing our projects. For customer relationship management, we use Builder’s Co-Pilot, a management information system that was custom developed in accordance with our needs and requirements. This system allows for online and collaborative efforts between our sales and marketing functions and integrates our sales, production and divisional office operations in tracking the progress of construction on each of our projects. We believe that real-time access to our construction progress and our sales and marketing data and documents through our systems increases the effectiveness of our sales and marketing efforts as well as management’s ability to monitor our business. Through our Web site, www.comstockhomebuilding.com, our customers and prospects receive automatic electronic communications from us on a regular basis. We believe this application of technology has and will continue to greatly enhance our conversion rates.

In January 2007 we commenced use of our new accounting and purchasing management software, the JD Edwards, Enterprise One software system. This highly scaleable purchasing and accounting system has positioned us to be more cost competitive and will, we hope, contribute to future cost reductions and margin expansion.

We rely primarily on a combination of copyright, trade secret and trademark laws to protect our proprietary rights. We license the “Comstock” brand from our founder, and CEO, Christopher Clemente. The license is a perpetual, royalty-free license agreement. We have filed a U.S. federal trademark application with respect to “Comstock Homes Worthy of the Investment” and we will file a U.S. federal trademark application with respect to “Comstock Homebuilding Companies.” We believe the strength of these trademarks benefits our business. In addition, as a result of recent acquisitions, we now own the Capitol Homes and Parker-Chandler brands which we do not currently use in our marketing efforts.

Employees

At December 31, 2007, we had 142 full-time and part-time employees. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers

Our executive officers and other management employees and their respective ages and positions as of December 31, 2007 are as follows:

Name	Age	Current Position
Christopher Clemente*	47	Chairman and Chief Executive Officer
Gregory V. Benson*	53	Regional President, Southeast
Bruce J. Labovitz*	39	Chief Financial Officer
Jeffrey R. Dauer*	45	Director, Accounting and Financial Reporting
Jubal R. Thompson	38	General Counsel and Secretary

*	Section 16 officers.

Executive Officers and Key Employees

Christopher Clemente founded Comstock in 1985 and has been director since May 2004. Since 1992, Mr. Clemente has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 20 years of experience in all aspects of real estate development and home building, and more than 25 years of experience as an entrepreneur.

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

Jeffrey R. Dauer has served as our Director of Accounting and Financial Reporting since June 2007. Mr. Dauer was Director of Financial Reporting from March 2007 to June 2007. From October 2004 to March 2007, Mr. Dauer was retained to lead the Sarbanes-Oxley Section 404 implementation and assist in the Company’s JD Edwards ERP system conversion.

Jubal R. Thompson has served as our General Counsel since October 1998 and our Secretary since December 2004. From April 2002 to April 2003, Mr. Thompson also served as our Vice President — Finance. From 1995 to 1998, Mr. Thompson was associated with Robert Weed & Associates, a law firm.

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

Item 1A.    Risk Factors

Risks Relating to Our Business

Going concern — The occurrence of recent adverse developments in the housing and credit markets has adversely affected our business and our liquidity and has resulted in our auditors issuing an opinion that reflects substantial doubt about our ability to continue as a going concern.

The for-sale residential construction industry has come under enormous pressure due to numerous economic and industry-related factors. Several companies operating in the residential construction sector of the economy have failed and others are facing serious operating and financial challenges. At the same time, many others have been downgraded by credit rating agencies and credit conditions in the industry continue to deteriorate. We faced significant challenges during 2007 due to these adverse conditions and expect to continue to face challenges in 2008. These conditions may not stabilize in the near term and may worsen. Recent adverse changes in the economy, consumer sentiment, mortgage finance and credit markets have given rise to concerns that we may not be able to achieve favorable modifications to our debt which are necessary for us to continue operating.

We engage in construction and real estate activities which are speculative and involve a high degree of risk.

The home building industry is speculative and is significantly affected by changes in economic and other conditions, such as:

•	employment levels;

•	availability of end-loan mortgage financing;

•	interest rates; and

•	consumer confidence.

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

Our subsidiaries have a significant amount of secured debt which matures during 2008. In our industry it is usual and customary for lenders to renew and extend project facilities until the project is complete. Since we are the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital and cash flow requirements. Our previously reported and cured loan covenant violations, in connection with liquidity limitations of our banks, may impact our ability to renew and extend our debt. The current slowdown in residential real estate demand and reduced availability of consumer mortgage financing could compromise our cash flow to a point where we would be unable to service our debt. If that happens and our lenders do not provide assistance in the form of additional borrowing capacity or waivers, our ability to continue operating would be seriously compromised.

Our ability to sell homes, and, accordingly, our results of operations, will be affected by the availability of mortgage financing to potential home buyers.

Most home buyers finance their purchase of a new home through third-party mortgage financing. As a result, real estate demand is generally adversely affected by:

•	increases in interest rates and/or related fees;

•	increases in real estate transaction closing costs;

•	decreases in the availability of consumer mortgage financing;

•	increasing housing costs;

•	unemployment; and

•	changes in federally sponsored financing programs.

Increases in interest rates or decreases in the availability of consumer mortgage financing could depress the market for new homes because of the increased monthly mortgage costs or the unavailability of financing to potential home buyers. For instance, recent initiatives to tighten underwriting standards could make mortgage financing more difficult to obtain for some of our entry-level home buyers, as well as decrease future demand from these buyers. Even if potential home buyers do not need financing, increases in interest rates and decreased mortgage availability could make it harder for them to sell their existing homes. This could adversely affect our operating results and financial condition.

Our operations require significant capital, which may not continue to be available.

The real estate development industry is capital intensive and requires significant expenditures for land purchases, land development and construction as well as potential acquisitions of other homebuilders. In order to maintain our operations and execute our growth strategy in the future, we anticipate that we will need to obtain additional financing as we expand our operations. These funds may be obtained through public or private debt or equity financings, additional bank borrowings or from strategic alliances or joint ventures. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced, and lenders may require us to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our acquisition plans or growth strategies or reduce capital expenditures and the size of our operations and as a result may experience a material adverse affect on our business, results of operations and cash flows.

Our continuing operations and future growth depends on the availability of construction, acquisition and development loans.

Currently, we have multiple construction, acquisition and development loans. These credit facilities tend to be project-oriented and generally have variable rates and require significant management time to administer them. If financial institutions decide to discontinue providing these facilities to us, we would lose our primary source of financing our operations or the cost of retaining or replacing these credit facilities could increase dramatically. Further, this type of financing is typically characterized by short-term loans which are subject to call. If our primary source of financing becomes unavailable or accelerated repayment is demanded, we may not be able to meet our obligations and our ability to continue operating would be seriously compromised.

Fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which could adversely affect our revenues, earnings and cash flows.

We are subject to the potential for significant fluctuations in the market value of our land and home inventories. We must constantly locate and acquire new tracts of undeveloped and developed land if we are to support growth in our home building operations. There is a lag between the time we acquire control of undeveloped land or developed home sites and the time that we can bring the communities built on that land to market and deliver our homes. This lag time varies from site to site as it is impossible to predict with certainty in advance the length of time it will take to obtain governmental approvals and building permits. The risk of owning undeveloped land, developed land and homes can be substantial. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land and home inventories could occur if market conditions deteriorate or if we purchase land or build home inventories at higher prices during stronger economic periods and the value of those land or home inventories subsequently declines during weaker economic periods. We could also be forced to sell homes, land or lots for prices that generate lower profit than we anticipate, or at a loss, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a decline in the market value of our land or home inventories may give rise to additional impairments of our inventory and write-offs of contract deposits and feasibility cost, which may result in a breach of financial covenants contained in one or more of our credit facilities, which could cause a default under those credit facilities. Defaults in these credit facilities are the responsibility of the Company where the Company is the guarantor of its subsidiary’s debts.

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company in 2007 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. As a result, the Company evaluated all 41 of its projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in an aggregate 2007 impairment charge of $68,788 at 29 projects, with $29,958 in the Washington D.C. region, $29,600 in the Atlanta, Georgia region and $9,230 in the Raleigh, N.C. region. Impairment charges are recorded as a reduction in our capitalized land and/or house costs. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales rates. In performing its impairment modeling the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates used by the Company are based on the best information available at the time the estimates are made. If market conditions continue to deteriorate additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

Home prices and sales activities in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia geographic markets have a large impact on our results of operations because we conduct substantially all of our business in these markets.

Home prices and sales activities in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia geographic markets have a large impact on our results of operations because we conduct substantially all of our business in these markets. Although demand in these geographic areas historically has been strong, the current slowdown in residential real estate demand and reduced availability of consumer mortgage financing have reduced the likelihood of consumers seeking to purchase new homes which will likely have a negative impact on the pace at which we receive orders for our new homes. As a result of the foregoing, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our homes or our offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. This has and could continue to adversely affect our results of operations and cash flows.

Because our business depends on the acquisition of new land, the potential limitations on the supply of land could reduce our revenues or negatively impact our results of operations and cash flows.

Even in the current depressed housing market, we experience competition for available land and developed home sites in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia markets. In these markets, we have experienced competition for home sites from other, sometimes better capitalized, home builders. In the Raleigh, North Carolina market, we have recently experienced competition from large, national home builders entering the market. Our ability to continue our home building activities over the long term depends upon our ability to locate and acquire suitable parcels of land or developed home sites to support our home building operations. If competition for land increases, the cost of acquiring it may rise, and the availability of suitable parcels at acceptable prices may decline. Any need for increased pricing could increase the rate at which consumer demand for our homes declines and, consequently, reduce the number of homes we sell and lead to a decrease in our revenues, earnings and cash flows.

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

We also compete with sales of existing homes and condominiums, foreclosure sales of existing homes and condominiums and available rental housing. A continued oversupply of competitively priced resale, foreclosure or rental homes in our markets could adversely affect our ability to sell homes profitably.

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

Our success largely depends on the continuing services of certain key employees, including Christopher Clemente, our Chairman and Chief Executive Officer; Gregory Benson, our President and Chief Operating Officer and Bruce Labovitz, our Chief Financial Officer. Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Messrs. Clemente, Benson and Labovitz each possess valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of these or other key employees could harm our operations, business plans and cash flows.

A significant portion of our business plan involves and may continue to involve mixed-use developments and high-rise projects with which we have less experience.

We are actively involved in the construction and development of mixed-use and high-rise residential projects. Our experience is largely based on smaller wood-framed structures that are less complex than high-rise construction or the development of mixed-use projects. A mixed-use project is one that integrates residential and non-residential uses in the same structure or in close proximity to each other, on the same land. As we continue to expand into these new product types, we expect to encounter operating, marketing, customer service, warranty and management challenges with which we have less familiarity. Although we have expanded our management team to include individuals with significant experience in this type of real estate development, we have not fully completed any projects managed by these persons. If we are unable to successfully manage the challenges of this portion of our business, we may incur additional costs and our results of operations and cash flows could be adversely affected.

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

The volume of sales contracts and closings typically varies from month to month and from quarter to quarter depending on several factors, including the stages of development of our projects, weather and other factors beyond our control. In the early stages of a project’s development, we incur significant start-up costs associated with, among other things, project design, land acquisition and development, construction and marketing expenses. Since revenues from sales of properties are generally recognized only upon the transfer of title at the closing of a sale, no revenue is recognized during the early stages of a project unless land parcels or residential home sites are sold to other developers. Periodic sales of properties may be insufficient to fund operating expenses. Further, if sales and other revenues are not adequate to cover operating expenses, we will be required to seek sources of additional operating funds. Accordingly, our financial results will vary from community to community and from time to time.

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

Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed the “Comstock” brand and trademark to us in perpetuity and free of charge. We do not own the brand or the trademark and may be unable to protect it against infringement from third parties. However, Mr. Clemente retains the right to continue using the “Comstock” brand and trademark individually and through affiliates, including real estate development projects in our current or future markets. We will be unable to control the quality of projects undertaken by Mr. Clemente or others using the “Comstock” brand and trademark and therefore will be unable to prevent any damage to its goodwill that may occur. We will further be unable to preclude Mr. Clemente from licensing or transferring the ownership of the “Comstock” trademark to third parties, some of whom may compete against us. Consequently, we are at risk that our brand could be damaged which could have a material adverse effect on our business, operations and cash flows.

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

From time to time, we have issued and we will continue to issue stock options or restricted stock grants to employees and non-employee directors pursuant to our equity incentive plan. We expect that these options or restricted stock grants will generally vest commencing one year from the date of grant and continue vesting over a four-year period. Investors may experience dilution as the options vest and are exercised by their holders and the restrictions lapse on the restricted stock grants. In addition, we may issue stock in connection with acquisitions of other homebuilders, which may result in investors experiencing dilution.

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

Messrs. Clemente and Benson own 100% of our outstanding Class B common stock, which, together with their shares of Class A common stock, represent approximately 78.1% of the combined voting power of all classes of our voting stock. As a result, Messrs. Clemente and Benson, acting together, have control over us, the election of our board of directors and our management and policies. Messrs. Clemente and Benson, acting together, also have control over all matters requiring stockholder approval, including the amendment of certain provisions of our certificate of incorporation and bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

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

Our principal administrative, sales and marketing facilities are located at our headquarters in Reston, Virginia. We currently lease 25,515 square feet of office space in the Reston facility from Comstock Asset Management, L.C., an affiliate wholly-owned by Christopher Clemente. Pursuant to this five-year headquarters lease which we entered into on October 1, 2004 and modified on August 1, 2005 for an additional 8,424 square feet, we pay annual rental rates of $709,567, subject to a 4% annual increase.

We also lease office space in Raleigh, North Carolina where we occupy approximately 3,300 square feet of office space. On October 1, 2005 we entered into a five-year lease agreement for approximately 4,351 square feet of office space in Reston, Virginia. This office space was originally intended to be a sales office. However due to unfavorable market conditions, we discontinued using the sales office in December 2007 and are currently attempting to locate sublease tenants.

Item 3.    Legal Proceedings

On August 11, 2005, the Company was served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147.0 million project loan for the Eclipse at Potomac Yard project. The claim in the base amount of approximately $2.0 million plus interest and costs was based on breach of contract. In February 2007 the Company received a ruling by a panel of arbiters to pay approximately $3.0 million under this claim. The Company posted a cash bond and filed an appeal in the amount of the judgment. The Company’s writ for appeal with the Virginia Supreme Court was denied in December 2007; resulting in final judgment being rendered against the Company and the release of the cash bond to satisfy payment of the claim in February 2008.

In accordance with the provisions of its sales agreements, the Company’s subsidiary retained the earnest money purchase deposits from Eclipse project buyers who defaulted on their obligation to settle. Certain buyers are seeking to obtain a refund of their forfeited deposits and have filed a series of lawsuits in Virginia Circuit Courts and arbitration claims commencing on or around June 28, 2007. Disputed deposits in an aggregate amount of approximately $1.1 million remain in a segregated escrow account and are included in the accompanying financial statements as Restricted Cash as of December 31, 2007. The Company has filed counterclaims against the majority of the Eclipse buyers in the referenced actions.

On December 7, 2007, the Company and a subsidiary were served with a complaint and notice of lis pendens in the District of Columbia Courts resulting from an allegation of the subsidiary’s failure to pay $0.7 million allegedly due to the seller of property in the District of Columbia known as the East Capitol project. The Company’s subsidiary posted a cash escrow for 1.5 times the amount sought in the complaint in order to complete conveyance of the property without exception to title and intends to vigorously defend the matter.

The Company has asserted claims against former controlling shareholders of Parker-Chandler Homes, Inc., a homebuilder the Company acquired pursuant to a stock purchase agreement (SPA), dated January 19, 2006. The Company has made timely claims against the $1.0 million holdback escrow account established pursuant to the SPA to secure reimbursement and indemnification as a result of a series of claims and liabilities created by certain omissions and/or misrepresentations allegedly made by the controlling shareholders in the SPA. The Company has reserved all rights and remedies with respect to the foregoing and certain additional matters.

On February 29, 2008, a subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”), received notices of acceleration and foreclosure from Haven Trust Bank (Lender) pursuant to existing acquisition and construction credit facilities at its Gates of Luberon project. The aggregate outstanding balance of the indebtedness was approximately $5.2 million as of the date of the notices. The notices were issued after maturity of the indebtedness and Mathis Partners’ inability to negotiate an extension of the credit facilities with Lender pursuant to terms and conditions Mathis Partners deemed satisfactory. If the process of foreclosure proceeds as currently noticed by Lender, Mathis Partners and the Company, pursuant to a guaranty by the Company of Mathis Partners’ obligations, may be held responsible for either the outstanding balance of the indebtedness or a deficiency judgment should the proceeds of a foreclosure sale be less than the outstanding balance of the indebtedness. Mathis Partners and the Company are in the process of analyzing their strategic options, which may include a Chapter 11 reorganization of Mathis Partners, the special purpose entity that owns the Gates of Luberon project.

Other than the foregoing, we are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

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

Market for Common Stock

Our Class A common stock has been traded on the Nasdaq Global Market under the symbol “CHCI” since our initial public offering on December 14, 2004. The following table sets forth the high and low sale prices of our Class A common stock, as reported on Nasdaq, for the periods indicated:

	High	Low
Fiscal Year Ended 2005
Fourth quarter	$19.97	$13.34
Fiscal Year Ended 2006
First quarter	$14.69	$8.77
Second quarter	$11.60	$5.45
Third quarter	$7.20	$3.65
Fourth quarter	$6.24	$3.94
Fiscal Year Ended 2007
First quarter	$6.92	$3.99
Second quarter	$4.29	$2.55
Third quarter	$2.95	$1.21
Fourth quarter	$2.00	$0.50

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

During the twelve months ended December 31, 2007, we did not repurchase any of our outstanding Class A common stock. We have no immediate plans to resume stock repurchases under this authorization.

Stock Performance Graph

The following line graph compares cumulative total stockholder returns for the period from December 14, 2004, the date of our initial public offering, through December 31, 2007 for (1) our Class A common stock; (2) the Nasdaq Stock Market (U.S.) Index; and (3) the Standard & Poor’s Homebuilding Index. The graph assumes an investment of $100 on December 14, 2004, which was the first day on which our stock was listed on the Nasdaq Global Market. The calculations of cumulative stockholder return on the Nasdaq Stock Market (U.S.)

Index and Standard & Poor’s Homebuilding Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our Class A common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

Item 6.    Selected Financial Data

The following table contains selected consolidated and combined financial information and is supplemented by the more detailed financial statements and notes thereto included elsewhere in this report. We derived the selected historical financial data shown below for 2007, 2006, 2005, 2004 and 2003 from our audited financial statements. You should read the following financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our combined consolidated financial statements and the related notes, included elsewhere in this report.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

Dollars in thousands (except per share data)

	Year ended December 31,
	2007	2006	2005	2004	2003
Revenues	$266,159	$245,881	$224,305	$96,045	$55,521
Expenses Cost of sales	245,309	216,657	156,490	63,993	41,756
Impairments and write-offs(1)	78,264	57,426	1,216	—	—
Selling, general and administrative	34,671	37,500	24,190	11,940	5,712
Operating (loss) income	(92,085)	(65,702)	42,409	20,112	8,053
Other (income) expense, net	(1,886)	(1,487)	(1,450)	908	(44)
(Loss) Income before minority interest and equity in earnings of real estate partnerships	(90,199)	(64,215)	43,859	19,204	8,097
Minority interest	(137)	15	30	5,260	2,297
(Loss) Income before equity in (loss) earnings of real estate partnerships	(90,062)	(64,230)	43,829	13,944	5,800
Equity in (loss) earnings of real estate partnerships	—	(135)	99	118	139
Total pre-tax (loss) income	(90,062)	(64,365)	43,928	14,062	5,939
Income tax (benefit) provision	(2,552)	(24,520)	16,366	(241)	—
Net (loss) income	$(87,510)	$(39,845)	$27,562	$14,303	$5,939
Basic (loss) earnings per share	$(5.42)	$(2.63)	$2.14 $	1.95	$0.84
Basic weighted average shares outstanding(2)	16,140	15,148	12,870	7,347	7,067
Dilutive (loss) earnings per share	$(5.42)	$(2.63)	$2.12 $	1.95	$0.84
Dilutive weighted average shares outstanding(2)	16,140	15,148	13,022	7,351	7,067

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$6,822	$21,263	$42,167	$67,559	$17,160
Real estate held for development and sale(1)(3)	203,861	405,144	263,802	104,326	65,272
Total assets	258,976	517,429	431,319	304,507	90,184
Notes payable	141,214	265,403	143,657	76,628	61,062
Subordinated debt	30,000	30,000	—	—	—
Total liabilities	212,226	393,173	285,843	239,586	71,746
Minority interest	231	371	400	2,695	11,413

(1)	During the years ended December 31, 2007 and 2006, the Company recorded impairment charges and write-offs of option deposits and related feasibility costs. The inclusion of these charges makes year to year comparisons difficult and should be considered when evaluating results of operations in relation to earlier years.

(2)	Shares outstanding of our predecessor for prior years have been adjusted to account for shares issued to the owners of our predecessor in connection with the initial public offering of our common stock.

(3)	During 2006 the Company acquired Parker Chandler Homes, Inc. in Atlanta, GA and Capitol Homes, Inc. in Raleigh, NC.

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

Overview

We are a real estate developer that has substantial experience building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family buildings and mixed-use (residential and commercial) developments in suburban communities and high density urban infill areas. We build projects with the intent that they be sold either as fee-simple properties, condominiums, or investment properties. We focus on geographic areas, products and price points where we believe there will be significant demand for new housing and potential for attractive returns. We currently develop and build in the Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia markets where we target a diverse range of home buyers including first-time, early move-up, secondary move-up, and empty nester move-down buyers. We focus on the “middle-market” meaning that we tend to offer products in the middle price points in each market, avoiding the very low-end and very high-end products. We believe that our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our markets.

Our markets have generally been characterized by strong population and economic growth trends that have led to strong demand for traditional housing. However, the housing industry is currently in a cyclical downturn, suffering the effects of reduced demand brought on by significant increases in existing home inventory, resistance to appreciating prices of new homes, turmoil in the mortgage markets, and concerns about the health of the national economy. We believe that over the past two decades we have gained the experience necessary to manage our business through the current difficult market environment. We believe that we have taken, and are continuing to take, the steps necessary to manage our business until market conditions stabilize and eventually improve.

As a result of deteriorating market conditions we have adjusted certain aspects of our business strategy. In 2007 we focused our energy on repositioning projects, reducing debt, reducing costs, managing liquidity, renegotiating loans with current period maturities, refinancing projects and enhancing our balance sheet. We have cancelled or postponed plans to start several new projects and renegotiated contracts to purchase certain other projects. As a result we have purchased very little new land over the past 18 months. We have sold certain land and other assets and taken steps to significantly reduce our inventory of homes as well. Until market conditions stabilize we will continue to focus on working through the land inventory that we currently own. This will include continuing efforts to sell certain land parcels where we believe it is the best strategy relative to that particular asset. However, the cyclical nature of our industry tends to create opportunities to acquire properties at reduced costs. Under the right circumstances, when our financial condition warrants, we would consider acquiring new development opportunities.

While we have always preferred to purchase finished building lots that are developed by others we have also been active in entitling and developing land for many of our home building projects. We believe it is important to have the capabilities to manage the entitlement and development of land in order to position our company to be able to recognize opportunities to enhance the value of the real estate we develop and to be opportunistic in our approach to acquisitions. Nonetheless, our interest in acquiring new development projects will be focused on finished building lots until market conditions and circumstances warrant otherwise.

In addition, our business has included the development, redevelopment (condominium conversions) and construction of residential mid-rise and high-rise condominium complexes. The majority of our multi-family projects are in our core market of the greater Washington, D.C. area. We believe that the demographics and housing trends in the Washington, DC area will continue to produce demand for high density housing and mixed-use developments. In Raleigh, North Carolina and Atlanta, Georgia, we are currently focused on lower density housing such as single family homes and townhomes. In order to reduce the cost associated with carrying our condominium inventory in the Washington, DC region we operate certain of our multi-family projects as rental properties. This provides us regular cash flow which we use to offset a significant portion of the carry costs associated with the applicable multi-family assets. In addition, we believe the value of the assets will be enhanced when market conditions stabilize or improve.

We operate in the greater Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia markets. We believe that demand for housing (existing homes, new homes, and rental homes) in these markets is driven by job growth and population growth. We also believe that when consumers view the national economy in favorable light that demand for new homes increases and demand for rental homes decreases. Conversely, when consumers are concerned about the health of the economy demand for new homes suffers as consumers opt for rental homes. We believe that current concerns about the health of the national economy are having a negative effect on demand for new homes while also increasing demand for rental homes. Our experience leads us to conclude that over the long term, demand for new homes will improve in our core markets as each of our primary markets continues to experience job growth.

In each of our markets job growth over the past several years has led to population growth. This in turn led to increased demand for new homes and home price appreciation. The double digit pace of price appreciation in some areas led to inflationary pressures on the costs associated with producing homes (increases in cost of land, labor and materials). Appreciating home values also attracted small time investors who were not committed to ownership of the homes and condominiums they sought to purchase. As a result when market conditions cooled, contract cancellations increased which led to an increased inventory of speculative homes held by builders. The number of existing homes available for sale by individuals also increased significantly. This supply/demand imbalance created significant pressure on homebuilders to increase selling concessions and to reduce prices. At the same time turmoil in the mortgage markets created uncertainty regarding the availability of mortgage financing and concerns about the health of the national economy caused prospective home buyers to stay out of the market. Although job growth and population growth has continued in our markets, demand for new homes continues to be soft. We believe that the increased overall occupancy rate of rental apartments over the past several years is a direct result of these factors.

While market conditions continue to be challenging, we believe that the natural cyclical nature of our industry will again lead to stabilized market conditions and eventually to improved market conditions. By shedding certain assets, and operating certain other assets as rental properties we believe we will be able to weather the downturn in our industry and we will be well positioned to capitalize on new opportunities when market conditions stabilize.

Our general business strategy is to focus on for-sale residential real estate development opportunities, in the Southeastern United States, that afford us the ability to produce products at price points where we believe there is significant long-term demand for new housing. Recognizing that the housing industry is cyclical in nature and that current challenging market conditions may take time to stabilize we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet and positioning the Company for future growth and profitability when market conditions improve. In connection with this strategy, we have adopted a conservative approach to land acquisition and capital investment, which favors acquisition of finished building lots, and have postponed previous plans for continued market expansion. We remain committed to disposing of assets that do not allow for adequate return on invested capital. We believe that this approach enhances our ability to manage through challenging market conditions and better positions us to take advantage of attractive opportunities in our core markets as market conditions improve. In today’s real estate market our general operating business strategy has the following key elements:

•	Attract and retain experienced personnel at all levels

•	Focus on our core markets in the Mid-Atlantic and Southeast region of the United States.

•	Focus on our current land inventory in our core markets

•	Focus on a broad segment of the home buying market, aka the “middle market”

•	Create opportunities in areas overlooked by our competitors

•	Position our inventory for the growing move-down markets

•	Maximize our economies of scale.

In light of current depressed market conditions in the homebuilding industry we have adopted the following additional business strategies which we will focus on throughout 2008 and into 2009:

•	Protect liquidity and maximize capital availability

•	Create a highly qualified sales force capable of closing sales in difficult times

•	Maximize the realized value of our real estate owned

•	Utilize technology to streamline operations, reduce costs, enhance customer communications and facilitate sales

At December 31, 2007, we either owned or controlled under option agreements over 3,000 building lots. The following tables summarize certain information related to new orders, settlements, and backlog for the twelve month periods ended December 31, 2007, 2006, and 2005:

	Twelve months ended December 31, 2007
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	559	152	116	827
Cancellations	162	28	24	214
Net new orders	397	124	92	613
Gross new order revenue	$123,909	$38,017	$35,936	$197,862
Cancellation revenue	$69,974	$8,476	$7,594	$86,044
Net new order revenue	$53,935	$29,541	$28,342	$111,818
Average gross new order price	$222	$250	$310	$239
Settlements	669	131	86	886
Settlement revenue — homebuilding	$174,584	$31,644	$26,577	$232,805
Average settlement price	$261	$242	$309	$263
Backlog units	13	39	18	70
Backlog revenue	$4,112	$12,684	$6,051	$22,847
Average backlog price	$316	$325	$336	$326

	Twelve months ended December 31, 2006
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	625	175	165	965
Cancellations	122	6	43	171
Net new orders	503	169	122	794
Gross new order revenue	$159,498	$45,213	$43,236	$247,947
Cancellation revenue	$39,621	$2,956	$10,631	$53,208
Net new order revenue	$119,877	$42,257	$32,605	$194,739
Average gross new order price	$255	$258	$262	$257
Settlements	675	132	107	914
Settlement revenue — homebuilding	$180,182	$32,255	$27,656	$240,093
Average settlement price	$267	$244	$258	$263
Backlog units	285	45	15	345
Backlog revenue	$123,080	$13,245	$4,948	$141,273
Average backlog price	$432	$294	$330	$409

	Twelve months ended December 31, 2005
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	700	40	—	740
Cancellations	102	7	—	109
Net new orders	598	33	—	631
Gross new order revenue	$253,807	$14,416	$—	$268,223
Cancellation revenue	$35,123	$2,841	$—	$37,964
Net new order revenue	$218,684	$11,575	$—	$230,259
Average gross new order price	$363	$360	$—	$362
Settlements	570	33	—	603
Settlement revenue — homebuilding	$204,934	$11,331	$—	$216,265
Average settlement price	$360	$343	$—	$359
Backlog units	466	9	—	475
Backlog revenue	$186,939	$3,443	$—	$190,382
Average backlog price	$401	$383	$—	$401

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115 (“SFAS 159”), which permits entities to measure various financial instruments and certain other items at fair value at specified election dates. The election must be made at the initial recognition of the financial instrument, and any unrealized gains or losses must be reported at each reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual reporting period after December 15, 2008. The Company is currently reviewing the effect that the adoption of this statement will have on our consolidated financial statements.

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

A summary of significant accounting policies is provided in Note 2 to our audited consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that require our most difficult, subjective or complex judgments and estimates.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. A variable interest entity is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s assets, exclusive of variable interests. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest.

In December 2003, the FASB issued a revision of FIN 46 (“FIN 46-R”), clarifying certain provisions of FIN 46. We adopted the provisions of FIN 46-R on February 1, 2003 to the extent that they related to variable interest entities created on or after that date. For variable interest entities created before January 31, 2003,

FIN 46-R was deferred to the end of the first interim or annual period ending after March 15, 2004. We fully adopted FIN 46-R effective March 31, 2004. Based on the provisions of FIN 46-R, we have concluded that whenever we option land or lots from an entity and pay a significant nonrefundable deposit, a variable interest entity is created under condition (ii) (b) of the previous paragraph. This is because we have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. Therefore, for each variable interest entity created, we compute the expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46-R to determine if we are deemed to be the primary beneficiary of the variable interest entity.

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

Revenue Recognition

We primarily derive our earned revenues from the sale of residential property. We recognize residential revenue and all related costs and expenses when full payment has been received, title and possession of the property has been conveyed and risks and rewards of ownership transfer to the buyer and other sale and profit recognition criteria are satisfied. Management estimates of future costs to be incurred after the completion of each sale are included in cost of sales. A change in circumstances that causes these estimates of future costs to increase or revenues to decrease could significantly affect the profit recognized on these sales.

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

Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows. A write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling prices less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, an impairment write-down is recorded. The evaluation of future cash flows and fair value of individual properties requires significant judgment and assumptions, including estimates regarding expected sales prices, development absorption and remaining development costs. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded. As discussed in Note 5 in the accompanying financial statements, we recorded impairment charges of zero in the first quarter of 2007, $7.4 million in the second quarter of 2007, $61.4 million in the third quarter of 2007 and zero in the fourth quarter of 2007.

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

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

Orders, backlog and cancellations

Gross new order revenue for the year ended December 31, 2007 decreased $50.0 million, or 20.2%, to $197.9 million on 827 homes as compared to $247.9 million on 965 homes for the year ended December 31,

2006. Net new orders for the year ended December 31, 2007 decreased $82.9 million, or 42.6%, to $111.8 million on 613 homes as compared to $194.7 million on 794 homes for the year ended December 31, 2006. The 181 unit decrease in net new orders was primarily attributable to increased cancellations of 214 units for the twelve months ended December 31, 2007 as compared to 171 units for the twelve months ended December 31, 2006, and decreases in sales at our Eclipse project which was substantially pre-sold in 2005 and 2006. In addition, the Company’s 2006 acquisitions of Parker Chandler Homes Inc., and Capitol Homes Inc., in the Georgia and North Carolina markets, contributed approximately 122 and 91 new order units, respectively in 2006. Our customers experienced increasing difficulty in 2007 obtaining mortgage financing, a factor which also contributed to reduced new orders and increased cancellations.

The average gross new order revenue per unit for the year ended December 31, 2007 decreased by $18,000 to $239,000 as compared to $257,000 for the year ended December 31, 2006. The decrease in average sales price per new order is attributable to lower priced product offerings in our North Carolina and Georgia markets, increased sales of lower priced condominiums, discounted bulk sales of condominium conversion units at Bellemeade, and price decreases throughout our markets in response to slower demand as compared to 2006. This decrease was offset by higher per unit new orders at the Company’s Eclipse on Center Park at Potomac Yard project as a result of more sales in the East Tower. Our backlog at December 31, 2007 decreased $118.4 million, or 83.8%, to $22.8 million on 70 homes as compared to our backlog at December 31, 2006 of $141.3 million on 345 homes. The decrease in backlog is primarily the result of 203 deliveries valued at $86.8 million at the Eclipse during the twelve months ended December 31, 2007.

Our average cancellation rate for the year ended December 31, 2007 was approximately 25.9% on 827 gross new orders compared to cancellation rate of 17.7% on 965 gross new orders for the comparable period in 2006. Cancellations were most prevalent in the greater Washington, DC market where we experienced 162 cancellations on 559 gross new orders or 29.0%. At the Eclipse project we experienced 123 cancellations on 72 new orders although most of the cancellations were related to contracts entered into prior to 2007. In the Raleigh market our cancellation rate was 18.4%, or 28 cancellations on 152 gross new orders, and in the Atlanta market our cancellation rate was 20.7%, or 24 cancellations on 116 gross new orders. We believe that the high rate of cancellations in our Atlanta and Raleigh markets was due in part to the first-time buyer orientation of our products as well as a slowing of the resale market for our move-up buyers.

Revenues

The number of homes delivered for the year ended December 31, 2007 decreased by 3.1%, or 28 homes, to 886 as compared to 914 homes for the year ended December 31, 2006. Average revenue per home delivered was unchanged at $263,000 for the year ended December 31, 2007 as compared to $263,000 for the year ended December 31, 2006. The decrease in units settled was the result of higher cancellations and reduced new orders which were offset by 203 settlements at the Eclipse valued at $86.8 million and the bulk sale of our Bellemeade condominium conversion project.

Homebuilding revenues decreased by $7.3 million, or 3.0%, to $232.8 million for the year ended December 31, 2007 as compared to $240.1 million for the year ended December 31, 2006. The decrease in homebuilding revenue is primarily attributable to weaker market conditions, reduced availability or mortgage financing in the second half of the year and reduced pricing of our homes in an effort to sell speculative inventory.

Other Revenues

Other revenue for the year ended December 31, 2007 increased by $27.6 million, or 475.9% to $33.4 million, as compared to $5.8 million for the year ended December 31, 2006. Other revenue for the year ended December 31, 2007 and 2006 includes lot sales made to third parties, revenue associated with the Company’s Settlement Title Services division, management fees received from Comstock Asset Management

Inc. (as discussed in Note 12 to the consolidated financial statements), and revenue received from a marketing services alliance. The increase is attributable to increased lot sales and bulk project sales during 2007 as compared to 2006. The Company considers a sale to be from homebuilding when there is a structure built on the lot when it is sold. Sales of lots occur, and are included in other revenues, when the Company sells raw or finished home sites in advance of any substantial home construction. Projects where other revenue was generated include: Massey Preserve finished lot sales ($7.2 million), Blake Culpepper raw lot sales ($3.6 million), East Capital Street raw lot sales ($6.0 million) and the Potomac Yard Retail complex sale ($14.5 million).

Cost of sales and cost of sales other

Cost of sales for the year ended December 31, 2007 decreased $0.3 million, or 0.1%, to $211.1 million, or 90.7% of homebuilding revenue, as compared to $211.4 million, or 88.1% of revenue, for the year ended December 31, 2006. The 2.6 percentage point increase in cost of sales as a percentage of homebuilding revenue for the year ended December 31, 2007 is attributable to several factors. Due to weakening market conditions, we have extended the sales cycle of many of our projects, which has in turn increased direct costs per unit by increasing the amount of real estate tax, interest and overhead capitalized to the project. In many cases, since we relieve our capitalized costs pro-rata to the individual lots, fewer remaining lots must absorb the increased costs. As a result, per unit costs go up. In addition, we have experienced pricing concessions and increases in seller closing cost contributions. This percentage point increase in cost of sales was partially offset by the classification of a portion of the cost of sales as impairments and write-offs during the first three quarters of 2007. Cost of sales other for the year ended December 31, 2007 increased by $29.0 million, or 557.7% to $34.2 million, as compared to $5.2 million for the year ended December 31, 2006. Cost of sales other for the year ended December 2007 and 2006 includes expenses associated with lot and bulk project sales made to third parties and expenses associated with the management of the Company’s Settlement Title Services division. Cost of sales other as a percentage of other revenue was 102.7% and 90.7% for the year ended December 31, 2007 and 2006 respectively. The 12.0 percentage point increase in cost of sales other as a percentage of other revenue is due to the Company selling lots at book value to exit underperforming projects as compared to sales of lots for a gain in 2006. This percentage point increase in cost of sales other was partially offset by the classification of a portion of the cost of sales other as impairments and write-offs during the first three quarters of 2007.

Impairments and write-offs

As discussed in Note 5 in the accompanying notes to the consolidated financial statements, the Company, for the year ended December 31, 2007 and 2006, recorded impairment charges of $68.8 and $51.2 million, respectively. For the year ended December 31, 2007 the Company wrote-off $9.5 million related to deposits on forfeited option contacts, value assigned to forfeited option contracts and related feasibility costs as compared to $6.2 million for the year ended December 31 2006. Based on management’s assessment of current market conditions and estimates for the future, the Company believes there are no additional impairments warranted at this time. However, if market conditions continue to deteriorate or actual costs are higher than budgeted, the Company would be required to re-evaluate the recoverability of its real estate held for development and sale and may incur additional impairment charges. Total impairments and write-offs were taken in all of our geographic regions, with approximately $35.0 million, $10.2 million and $33.1 million in the Washington metro area, North Carolina and Georgia, respectively. The majority of the Company’s impairments, $61.4 million, were recorded at September 30, 2007 based on the continuing need for price concession the weakening of pricing power and increasing inventory costs resulting from the capitalization of interest, overheads and real estate taxes.

At December 31, 2007, the Company had approximately $0.2 million related to non-refundable option deposits to purchase real estate. The Company is in the process of re-negotiating its remaining option contracts for both price concessions and deferral of scheduled lot purchases. The Company could incur additional write downs in the event the Company is not successful in renegotiating terms of existing option contracts and chooses to cancel its option and not close on the underlying land.

Selling, general and administrative expenses

Selling, general and administrative costs for the year ended December 31, 2007 decreased $2.8 million or 7.5% to $34.7 million, as compared to $37.5 million for the year ended December 31, 2006. Selling, general and administrative expenses represented 13.0% of total revenue for the year ended December 31, 2007, as compared to 15.3% for the year ended December 31, 2006.

This decrease in selling, general and administrative costs was principally the result of staffing reductions and related compensation costs of $4.4 million. Selling expenses represented $11.5 million of total selling, general and administrative costs for the year ended December 31, 2007 as compared to $12.7 million for the year ended December 31, 2006. Reductions in recurring general and administrative costs were offset by the recognition of a one-time charge of $3.9 million non-cash stock compensation in December 2007 resulting from the acceleration of certain unvested stock grants. General and administrative expenses also included other non-cash charges including depreciation and amortization of $0.9 million.

Operating loss

Operating loss for the year ended December 31, 2007 increased $26.4 million to $(92.1) million as compared to $(65.7) million for the year ended December 31, 2006. Operating margin for the year ended December 31, 2007 was (34.6)% compared to (26.7)% for the year ended December 31, 2006. The increase in operating loss is primarily attributable to $78.3 million of non-cash impairments and write-offs for the year ended December 31, 2007 as compared to $57.4 million for the year ended December 31, 2006. Net of impairments and write-offs, operating loss for the year ended December 31, 2007 was $(13.8) million which represents a decrease of $5.5 million as compared to a $(8.3) million operating loss net of impairments and write-offs for the year ended December 31, 2006. Operating margin was negatively impacted by an increase in impairments and write-offs as a percentage of revenue and loss on other revenue of $(0.9) million for the year ended December 31, 2007 as compared to profit on other revenue of $0.5 million for the year ended December 31, 2006.

Other (income) expense, net

Other (income) expense, net increased by $0.4 million to income of $1.9 million for the year ended December 31, 2007 as compared to income of $1.5 million for the year ended December 31, 2006. The increase in other income is attributable to the forfeiture of $1.0 million of buyer earnest money deposits at the Eclipse project primarily offset by the loss on disposal of assets of $0.4 million.

Loss before minority interest

Loss before minority interest decreased by $26.0 million, or 40.5%, to $(90.2) million for the year ended December 31, 2007 as compared to $(64.2) million for the year ended December 31, 2006. The decrease is consistent with the decrease in operating income detailed above.

Minority interest

Minority interest income of $137,000 for the year ended December 31, 2007 as compared to expense of $15,000 for the year ended December 31, 2006 is primarily due to impairments recorded at the Company’s Barrington Park and Comstock North Carolina subsidiaries in which there are 1% and 2.3% minority partners, respectively.

Income taxes

Income tax benefit for the year ended December 31, 2007 was $2.6 million compared to $24.5 million for the year ended December 31, 2006. Our combined effective tax rate including both current and deferred provisions for the year ended December 31, 2007 was 2.8% as compared to 38.1% for the year ended December 31, 2006. The decrease is primarily a result of our establishment of a full $29.2 million valuation allowance against our net deferred tax assets based on the uncertainty regarding the future realization through future taxable income or carryback opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowance will be reversed.

Year ended December 31, 2006 compared to year ended December 31, 2005

Orders, backlog and cancellations

Gross new order revenue for the year ended December 31, 2006 decreased $20.3 million, or 7.6%, to $247.9 million on 965 homes as compared to $268.2 million on 740 homes for the year ended December 31, 2005. Net new order revenue for the year ended December 31, 2006 decreased $35.5 million, or 15.4%, to $194.7 million on 794 homes as compared to $230.3 million on 631 homes for the year ended December 31, 2005. The 163 unit increase in net new order was primarily attributable to increased condominium and bulk condominium conversion sales at Carter Lake which were offset by decreases in sales at our Eclipse project which was substantially pre-sold in 2005. The Company’s 2006 acquisitions of Parker Chandler Homes Inc., and Capitol Homes Inc., in the Georgia and North Carolina markets, contributed approximately 122 and 91 new order units, respectively.

The average gross new order revenue per unit for the year ended December 31, 2006 decreased by $105,000 to $257,000 as compared to $362,000 for the year ended December 31, 2005. The decrease in average sales price per new order is attributable to lower priced product offerings in our North Carolina and Georgia markets, higher sales of lower priced condominiums, discounted bulk sales of condominium conversion units and general price decreases throughout in response to slower demand throughout our markets as compared to 2005. Our backlog at December 31, 2006 decreased $49.1 million, or 25.8%, to $141.3 million on 345 homes as compared to our backlog at December 31, 2005 of $190.4 million on 475 homes. Of the Company’s December 31, 2006 backlog, approximately $116.5 million is derived from 258 orders at the Company’s Eclipse on Center Park at Potomac Yard project, of which $46.1 million on 134 units settled in the fourth quarter of 2006.

Our average cancellation rate for the year ended December 31, 2006 was approximately 17.7% on 965 gross new orders compared to cancellation rate of 14.7% on 740 gross new orders for the comparable period in 2005. Cancellations were most prevalent in the greater Washington, DC market where we experienced 122 cancellations on 625 gross new orders or 19.5%. At the Eclipse project we experienced 35 cancellations on 46 new orders although most of the cancellations we related to contracts entered into in 2004. In the Raleigh market our cancellation rate was 3.4% on 6 cancellations out of 175 gross new orders and in the Atlanta market our cancellation rate was 26.1% on 43 cancellations out of 165 gross new orders. We believe that the high rate of cancellations in our Atlanta market was due in part to the first-time buyer orientation of our products as well as a slowing of the resale market for our move-up buyers.

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

Other revenues

Other revenue for the year ended December 31, 2006 decreased by $2.2 million, or 27.5% to $5.8 million, as compared to $8.0 million for the year ended December 31, 2005. Other revenue for the year ended December 31, 2006 and 2005 includes lot sales made to third parties, revenue associated with the Company’s Settlement Title Services division, management fees received from Comstock Asset Management Inc. (as discussed in Note 12 to the consolidated financial statements), and revenue received from a marketing services alliance. The decrease is attributable to lower overall lot sales during 2006 as compared to 2005. The Company considers a sale to be from homebuilding when there is a structure built on the lot when it is sold. Sales of lots occur, and are included in other revenues, when the Company sells raw or finished home sites in advance of any substantial home construction.

Cost of sales and cost of sales other

Cost of sales for the year ended December 31, 2006 increased $58.5 million, or 38.3%, to $211.4 million, or 88.1% of homebuilding revenue, as compared to $152.9 million, or 70.7% of revenue, for the year ended December 31, 2005. The 17.4 percentage point increase in cost of sales as a percentage of homebuilding revenue for the year ended December 31, 2006 is attributable to several factors. Due to weakening market conditions, we have extended the sales cycle of many of our projects, which in turn has increased direct costs per unit by increasing the amount of real estate tax, interest and overhead capitalized to the project. In many cases, since we relive our capitalized costs pro-rata to the individual lots, fewer remaining lots must absorb increased costs. In addition, we have experienced pricing concessions and increases in material and labor costs throughout our markets. Due to the factors stated above, the Company expects costs of sales as a percentage of revenue to continue to face additional upward pressure until general market conditions improve, costs of materials moderate and new inventory is acquired. Cost of sales other for the year ended December 31, 2006 increased by $1.6 million, or 44.4% to $5.2 million, as compared to $3.6 million for the year ended December 31, 2005. Cost of sales other for the year ended December 2006 and 2005 includes expenses associated with lot sales made to third parties and expenses associated with the management of the Company’s Settlement Title Services division. Cost of sales other as a percentage of other revenue was 90.7% and 44.8% for the year ended December 31, 2006 and 2005 respectively. The 45.9 percentage point increase in cost of sales other as a percentage of other revenue is due to the Company selling lots at book value to exit underperforming projects as compared to sales of lots for a gain in 2005.

Impairments and write-offs

As discussed in Note 5 in the accompanying notes to the consolidated financial statements, the Company, for the year ended December 31, 2006 and 2005, recorded impairment charges of $51.2 and $1.2 million, respectively. For the year ended December 31, 2006 the Company wrote-off $6.2 million related to deposits on forfeited option contacts, value assigned to forfeited option contracts and related feasibility costs. Based on management’s assessment of current market conditions and estimates for the future, the Company believes there are no additional impairments warranted at this time. However, if market conditions continue to deteriorate or actual costs are higher than budgeted, the Company would be required to re-evaluate the recoverability of its real estate held for development and sale and may incur additional impairment charges. Total impairments and write-offs were taken in all of our geographic regions, with approximately $26.8 million, $7.5 million and $23.1 million in the Washington metro area, North and South Carolina and Georgia, respectively. The bulk of the Company’s impairments, $39.9 million, were recorded at December 31, 2006 based on the continuing need for price concession the weakening of pricing power and increasing inventory costs resulting from the capitalization of interest, overheads and real estate taxes.

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

Operating (loss) income

Operating (loss) income for the year ended December 31, 2006 decreased $108.1 million to $(65.7) million as compared to $42.4 million for the year ended December 31, 2005. Operating margin for the year ended December 31, 2006 was (26.7%) compared to 18.9% for the year ended December 31, 2005. The decrease in operating margin is primarily attributable to $57.4 million of impairments and write-offs for the year ended December 31, 2006 as compared to $1.2 million for the year ended December 31, 2005. Net of impairments and write-offs, operating loss for the year ended December 31, 2006 was $(8.3) million which represents a decrease of $50.7 million as compared to the year ended December 31, 2005. The additional decrease over the impairments and write-offs is attributable to higher costs of sales as a percentage of revenue and increased selling, general and administrative expenses as a percentage of total revenue.

Other (income) expense, net

Other (income) expense, net increased by $37,000 to net other income of $1.5 million for the year ended December 31, 2006 as compared to net other income of $1.5 million for the year ended December 31, 2005.

(Loss) income before minority interest

(Loss) income before minority interest decreased by $108.1 million, or 246.4%, to $(64.2) million for the year ended December 31, 2006 as compared to $43.9 million for the year ended December 31, 2005. The decrease is consistent with the decrease in operating income detailed above.

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

Liquidity and Capital Resources

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include engineering, entitlement, architecture, site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings, operations which include the sale of constructed homes and finished and raw building lots, and the sale of equity and debt securities. Our currently owned and controlled inventory of home sites will require substantial capital to develop and construct.

In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. This revolving debt will typically provide for funding of an amount up to a pre- determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital availability than would be required if we built each project with long-term amortizing debt. At December 31, 2007, we had approximately $171.2 million of outstanding indebtedness and $6.8 million of unrestricted cash.

In the second half of 2007 the banking and credit markets experienced severe disruption as a result of a collapse in the sub-prime and securitized debt markets. As a result, commercial banks and other unregulated lenders have experienced a liquidity crunch which has made funding for real estate lending more constrained. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, construction and land development efforts. In addition, this disruption is affecting our customers’ ability to secure mortgage financing for the purchase of our homes. This limitation on available credit could have a disruptive effect on our sales and revenue in 2008 which would further undermine our ability to generate enough cash to meet our obligations.

Our overall borrowing capacity may, from time to time, be constrained by loan covenants which require maximum loan-to-value ratios, minimum ratios of interest to EBITDA, minimum tangible net worth, and maximum ratios of total liabilities to total equity. Our non-compliance with certain of these covenants have, for the period ending December 31, 2007, been waived in one form or another. There is no assurance that either we will return to compliance in the future or that our banks will continue to provide us waivers of our covenants. In the event our banks discontinue funding, accelerate the maturities of their facilities or refuse to renew the facilities at maturity we could experience an unrecoverable liquidity crisis in the future. While we can make no assurances to this effect, we currently believe that internally generated cash advances available under our credit facilities, refunds of income taxes paid in prior years, refinancing of existing underleveraged projects and access to public debt and equity markets will provide us with access to sufficient capital to meet our existing and expected capital needs in 2008.

Both the Company and its subsidiaries have secured debt which either matures or has curtailment obligations during 2008 and beyond. In our industry it is customary for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. Since we are the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported and cured loan covenant violations, may at some point negatively impact our ability to renew and extend our debt.

Credit Facilities

A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 220 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At December 31, 2007, the one-month LIBOR and prime rates of interest were 4.60% and 7.25%, respectively, and the interest rates in effect under our existing secured revolving acquisition, development and construction credit facilities ranged from 6.75% to 10.6%. During the first quarter of 2008 these rates have been significantly reduced. For information regarding risks associated with our level of debt and changes in interest rates, see “Business-Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

In the past we have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities and numerous lenders.

On May 26, 2006 we entered into $40.0 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and letters of credit. All letters of credit issued will also be secured by collateral in the facility. Funding availability will be limited to compliance with a borrowing base and facility covenants. As of December 31, 2007, $27.4 million was outstanding with this facility. In February 2007 we entered into a Forbearance Agreement with the lender which reduced the covenants and eliminated the ability of the lender to claim an event of default as a result of non-compliance with the financial covenants of the original loan. The Forbearance Agreement runs until March 31, 2008.

On May 4, 2006 we closed on a $30.0 million Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 we retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30.0 million Senior Unsecured Note Offering with the same lender at the same interest rate. In connection with the new notes, the lender loosened the financial covenants through September 30, 2007 and permanently modified the underlying definitions used to calculate the covenants. The lender was also granted the right to require a $2.0 million principal reduction after September 30, 2007. During the third quarter of 2007, the lender’s rights were assumed by the originator’s creditor(s). We have received waivers from the note holder’s creditor(s) regarding any defaults that may result from covenant compliance calculations for the year ending December 31, 2007. In December 2007 we entered into a letter of intent whereby we received an option to retire either $23.0 million by making an $8.0 million cash payment in March 2008 and granting the noteholder a warrant to purchase one million shares of our Class A common stock at $0.70 per share or retire $30.0 million by making a $15.0 million cash payment in March 2008. This option was formalized by an agreement in January 2008 which was amended in March 2008 to limit our option to making a $6.0 million cash payment in exchange for a $15.0 million reduction in the outstanding balance of the notes. We executed on this option in March 2008 (see Subsequent Events).

As of December 31, 2007, we had $2.8 million outstanding to Key Bank in one secured facility. Under the terms of the original loan agreement, we were required to maintain certain financial covenants. In May 2007 we entered into loan modification agreements which extended the maturities and waived the interest coverage ratio through December 31, 2007. In February 2008 KeyBank extended the maturity of the facility and eliminated all financial covenants of the facility. In March 2008 we entered into a new loan with KeyBank that refinanced this $2.8 million loan and permanently eliminated the financial covenants (see Subsequent Events).

As of December 31, 2007 we had $10.6 million outstanding to M&T Bank. Under the terms of the loan agreements, we are required to maintain certain financial covenants. In March 2007 we entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. As of December 31, 2007 we are not in compliance with the tangible net worth covenant. On October 25, 2007 the Company entered into loan modification agreements which extended maturities and provided for a forbearance agreement with respect to all financial covenants. The forbearance runs until March 31, 2008.

In December 2005 the Company entered into a $147.0 million secured, limited recourse loan with Corus Bank related to our Eclipse project. Under the terms of the loan there is a single deed of trust covering two loan tranches. The two tranches have varying interest rates with Tranche A at LIBOR plus 375 basis points and Tranche B fixed at 16.0%. In April 2007 the loan maturity was extended to January 2008 and provided a mechanism for reallocation from Tranche B into Tranche A which reduces the interest cost to the Company. In September 2007 the Company exercised its reallocation right leaving approximately $1.0 million in Tranche B. At December 31, 2007 our outstanding balance under this loan was $22.3 million. There are no financial covenants associated with this loan. This loan was paid in full in March 2008 (see Subsequent Events).

In February 2007 we entered into a $28.0 million secured, three-year limited recourse loan with Guggenheim Capital Partners related to our Penderbrook project. Under the terms of the loan the borrower (Comstock Penderbrook, LLC) distributed $11.0 million of the proceeds to the Company and established a $2.5 million cash interest escrow to provide for interest costs in excess of the net operating income being generated by the temporary rental operations at the project. The loan bears an interest rate of LIBOR plus 500 basis points. Under the terms of the loan there are two tranches, Tranche A at three months LIBOR plus 400 basis points and Tranche B at three months LIBOR plus 600 basis points. As of December 31, 2007 our outstanding balance under the Tranche A portion of the loan was $1.3 million and the Tranche B portion of the loan was $14.0 million. There are no financial covenants associated with this loan.

On May 31, 2007 we entered into $4.5 million secured revolving credit facility with First Charter Bank. The loan matures on June 10, 2008 bearing an interest rate of Prime plus 0.25% per annum As of December 31, 2007 we had $1.4 million outstanding on the loan. There are no financial covenants associated with this loan.

At September 30, 2007 we had approximately $5.7 million outstanding with Regions Bank under multiple secured master loan agreements. The loans carried varying maturities starting December 2007 with the majority of the loans maturing in 2008. There are no financial covenants associated with these loans. The loans have been extended until January 2009.

On June 28, 2007 we entered into various loan modification agreements with Bank of America securing the remaining $4.6 million balance of the Company’s $15.0 million unsecured revolver, extending the curtailment schedule of the unsecured revolver and extending the maturities of the Company’s Atlanta debt facilities into 2008 by adding a balancing requirement which resulted in an approximately $150,000 paydown in December 2007. There are no financial covenants associated with these loans.

At September 30, 2007 we had $1.8 million outstanding on a seller financing loan related to, but not secured by, our Beacon Park at Belmont Bay 8&9 project. The loan matured but remains unpaid. We are in discussions with the lender, who is also the project’s developer, regarding loan modifications and other project related contract modifications.

In May 2006 we entered into $6.8 million loan facility with Haven Trust Bank in Atlanta related to our Gates at Luberon project. The loan matured in November 2007. Haven Trust was not willing to grant an extension on terms we felt were reasonable so this loan is now in default. We are in the process of negotiating with Haven Trust Bank regarding this disputed facility. At December 31, 2007 we had $4.8 million outstanding under this disputed facility. Haven Trust has initiated foreclosure proceedings. We intend to protect our equity in the project.

From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of December 31, 2007, there were no outstanding variable rate unsecured loans. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.

Many of our loan facilities contain Material Adverse Effect clauses which, if invoked, could create an event of default under the loan. In the event all our loans were deemed to be in default as a result of a Material Adverse Effect, our ability to meet our capital and debt obligations would be compromised and we would not be able to continue operations without bankruptcy protection.

The Company’s senior management continues to work closely with its lenders on both temporary and permanent modifications to the Company’s lending facilities. These modifications are principally related to financial covenants and maturity dates. During the course of 2008, the Company will be seeking to standardize or eliminate financial covenants among the lenders with whom it has existing covenants. The Company will also continue to work with its lenders to extend the maturities and associated cash obligations of its facilities. The Company cannot at this time provide any assurances that it will be successfully in these efforts. In the event we are not successful we may not be able to continue operations without court imposed protections.

As illustrated by the following debt maturity schedule, we have a significant amount of debt maturing in 2008. In our industry, it is customary for secured debt to be renewed until a project is complete but we have no assurance that this will be the case with our debts. Our recently reported and cured loan covenant violations, may impact our ability to renew and extend our debt.

As of December 31, 2007, maturities and/or scheduled curtailments under our borrowings are as follows:

Year ending December 31,
2007 (past due*)	$6,576
2008	92,005
2009	27,379
2010	15,254
2011 and thereafter	30,000

Total	$171,214

*	past due is comprised of Haven Trust Bank ($4.8 million) and an unsecured seller financing at Belmont Bay ($1.8 million).

We are considering consolidating our credit facilities with one or more larger facilities, in which we would be advanced cash now against future cash flow of the collateral. This may increase our aggregate debt financing costs as a result of new origination fees. We would be the borrower and primary obligor under these larger facility or facilities, and we anticipate the indebtedness would be secured and based on the value of the collateral.

Cash Flow

Net cash provided by/(used in) operating activities was $116.5 million for the year ended December 31, 2007, $(86.4) million for the year ended December 31, 2006 and $(131.1) million for the year ended December 31, 2005. In 2007, the primary source of cash provided by operating activities was the sale of real estate assets. In 2006, the primary use of cash operating activities was attributable to increased investments in real estate held for development and sale. In 2005, the primary use of cash in operating activities was attributable to increased investments in real estate held for development and sale.

Net cash provided by/(used in) investing activities was $(0.1) million for the year ended December 31, 2007, $(17.9) million for the year ended December 31, 2006 and $0.7 million for the year ended December 31,

2005. In 2007, the primary use of cash in investing activities was the purchase of property, plant and equipment. In 2006, the primary source of cash used in investing activities was the acquisitions of Parker Chandler Homes and Capitol Homes. In 2005, the primary source of cash provided from investing activities was the receipt of capital distributed from various limited partnerships formed prior to our initial public offering which were liquidated after we became public.

Net cash provided by/(used in) financing activities was $(130.8) million for the year ended December 31, 2007, $83.3 million for the year ended December 31, 2006 and $105.0 million for the year ended December 31, 2005. The primary source of cash used in financing activities for the year ended December 31, 2007 was the reduction of notes and other indebtedness. The primary source of cash provided by financing activities for the period ended December 31, 2006 were proceeds from additional borrowings under our credit facilities. The primary source of cash provided by financing activities for the period ended December 31, 2005 was the proceeds from an equity offering in May 2006 attributable to our follow-on stock offering and increased borrowings from our credit facilities.

Recent Acquisitions

In May 2006, we completed the acquisition of Capitol Homes, Inc., in the Raleigh, North Carolina area. The acquisition price was approximately $7.5 million plus the assumption of approximately $20.6 million in liabilities. The results of Capitol Homes, Inc. are included in the accompanying financial statements from the period May 5, 2006 to December 31, 2007. The acquisition added approximately 1,350 lots in 13 communities to our inventory of controlled land.

In January 2006, we completed the acquisition of Parker Chandler Homes, Inc. in the Atlanta, Georgia area. The acquisition price was approximately $10.4 million plus the assumption of approximately $63.8 million in debt. The results of Parker Chandler Homes, Inc. are included in the accompanying financial statements from the period January 19, 2006 to December 31, 2007. The acquisition added over 1,500 lots to our inventory of controlled land.

Subsequent Events

In January 2008 we entered into an agreement with Wachovia Bank whereby Wachovia agreed to reset the borrowing base aging dates of certain projects in our borrowing base and we agreed to temporarily limit our borrowings under the borrowing base to $30 million dollars. This agreement expires March 31, 2008.

In February 2008 we filed for an approx. $11.2 million federal tax refund and an approx. $1.8 million state tax refund. In connection with these refunds we entered into a $4.0 million short-term loan with Stonehenge LC, an entity wholly owned by Christopher Clemente, our Chairman and CEO. Greg Benson, our Regional President and a member of our board of directors and Tracy Schar, Mr. Clemente’s wife participated in the loan as a non-members. The loan was secured by an interest in our tax refund and was payable upon receipt of the refund. In March 2008 we received both tax refunds and paid the Stonehenge loan in full.

In February 2007 we received a ruling from a panel of arbitrators ordering payment of approximately $3.0 million with respect to an allegation of a loan brokerage fee being owed for placement of a $147.0 million project loan for the Eclipse at Potomac Yard project and a $67.0 million project loan at Penderbrook. In February 2007 our appeal was denied and the judgment was released from escrow in February 2008.

In February 2008 we entered into a loan modification and extension agreement with KeyBank related to our Station View project loan. Under the terms of the modification the maturity was extended to May 2008 and the financial covenants were permanently waived. In March 2008 the loan was paid in full.

In February 2008 we entered into a loan modification and extension agreement with Corus Bank related to our Eclipse project construction loan. Under the terms of the loan modification the maturity of the loan was extended to July 2008 and the release rates for payoff were lowered. The Company agreed to establish an escrows with excess settlement proceeds to cover unfunded project costs including interest and real estate taxes. In March 2008 the loan was paid in full.

In March 2008 we entered into a new $40.0 million loan with KeyBank National Association. The loan provided funding to refinance the Corus loan at Potomac Yard and the KeyBank loan at Station View. Excess proceeds from the loan were used to finance the restructure of the Company’s senior unsecured notes, pay fees and costs of the new loan, and provide the Company with working capital. The loan has a three year term and bears interest at a rate of LIBOR plus 400 basis points. The new loan has no financial covenants other than minimum periodic curtailments from settlement proceeds commencing March 31, 2009.

In January 2008 we entered into an agreement with the noteholder of our $30.0 million senior secured notes by which we were granted the option to either retire $23.0 million of the note by paying $8.0 million in cash to the noteholder in March 2008 and issue a warrant to purchase one million shares of our Class A common stock at $0.70 or to reduce the note by $30.0 million by paying noteholder $15.0 million in cash in March 2008. In March 2008 we amended the agreement to limit our option to making a $6.0 million payment to the Noteholder, entering into a $9.0 million amended and restated indenture with the Noteholder and issuing the Noteholder a warrant to purchase 1.5 million shares of our Class A Common Stock at $0.70 per share. In exchange the Noteholder would grant the Company a $15.0 million discount to the outstanding balance. The Company executed on its option in March 2008. Under the terms of the amended and restated five year note the Company is subject to a $35.0 minimum tangible net worth, a 0.5 to 1.0 interest coverage ratio and a 3.0 to 1.0 maximum leverage ratio.

Contractual Obligations and Commercial Commitments

In addition to the above financing arrangements, we have commitments under certain contractual arrangements to make future payments for goods and services. These commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to such firm commitments are not reflected as assets or liabilities on the consolidated balance sheet. The following table summarizes our contractual and other obligations at December 31, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Notes payable(1)	$171,214	$98,581	$42,633	$—	$30,000
Operating leases	$3,260	$1,080	$1,741	$439	$—
Capital leases	$151	$86	$65	$—	$—

Total	$174,625	$7,742	$136,444	$439	$30,000

(1)	Notes payable includes estimated interest payments based on interest rates in effect at December 31, 2007.

Notes payable have an undefined repayment due date and are typically due and payable as homes are settled.

We are not an obligor under, or guarantor of, any indebtedness of any party other than for obligations entered into by the subsidiaries of one of the now-consolidated primary holding companies.

We have no off-balance sheet arrangements except for the operating leases described above.

As discussed in Note 3 in the accompanying consolidated financial statements as of December 31, 2007, the Company has posted aggregate non-refundable deposits of $0.2 million on $19.0 million worth of land purchase options.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of December 31, 2007, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $1.4 million in a fiscal year, which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price option contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2007. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have each concluded that our disclosure controls and procedures as of December 31, 2007 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2007, our internal control over financial reporting is effective.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

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

(b) Exhibits

Exhibit Number	Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Stock Certificate

10.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.

10.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.

10.3(1)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.

10.4(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia.

10.5(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia.

10.6(2)	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.

10.7(2)	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.

10.8(2)	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.

10.9(1)	Form of Indemnification Agreement

10.10(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.11(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.12(1)	2004 Long-Term Incentive Compensation Plan

10.13(1)	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan

10.14(2)	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan

10.15(1)	Employee Stock Purchase Plan

10.16(1)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC

Exhibit Number	Exhibit

10.17(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.

10.18(2)	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC

10.19(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.

10.20(1)	Employment Agreement with Christopher Clemente

10.21(1)	Employment Agreement with Gregory Benson

10.22(1)	Employment Agreement with Bruce Labovitz

10.23(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente

10.24(1)	Confidentiality and Non-Competition Agreement with Gregory Benson

10.25(1)	Confidentiality and Non-Competition Agreement with Bruce Labovitz

10.26(2)	Description of Arrangements with William Bensten

10.27(2)	Description of Arrangements with David Howell

10.28(1)	Trademark License Agreement

10.29(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.

10.30(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.31(3)	Agreement of Purchase and Sale, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bellemeade Farms Investors, LLC et. al.

10.32(3)	Loan Agreement, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bank of America, N.A.

10.33(3)	Guaranty Agreement, dated September 28, 2005, by the Registrant in favor of Bank of America, N.A.

10.34(4)	Life Insurance Reimbursement Agreement with William P. Bensten

10.35(4)	Life Insurance Reimbursement Agreement with Bruce Labovitz

10.36(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson

10.37(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.38(5)	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006

10.39(5)	Loan Agreement, dated January 31, 2006, by and between Comstock Carter Lake, L.C. and Bank of America, N.A.

10.40(5)	Guaranty Agreement, dated January 31, 2006, by the Registrant in favor of Bank of America, N.A.

10.41(6)	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein

10.42(6)	Form of warrant.

10.43(7)	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006

10.44(7)	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006

Exhibit Number	Exhibit
10.45(7)	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006

10.46(7)	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006

10.47(8)	Letter, dated October 18, 2007, from Friedlander, Misler, Sloan, Kletzkin & Ochsman, PLLC to the Registrant and Comstock Bellemeade, L.C.

10.48(8)	Purchase and Sale Agreement by and between Comstock Countryside L.C. and Merion-Loudon, LC, dated as of December 21, 2006

10.49(8)	Marketing and Sale Agreement by and between Comstock Countryside LC and Merion-Loudon, L.C., dated as of December 21, 2006

10.50(8)	Consulting Agreement with The Merion Group, LC, dated as of December 21, 2006

10.51(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Highland Avenue Properties, LLC and Bank of America, N.A.

10.52(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.53(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Homes of Atlanta, LLC, Comstock Homes of Myrtle Beach, LLC and Bank of America, N.A.

10.54(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.55(8)	First Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Bellemeade, L.C., Bank of America, N.A. and Lenka E. Lundsten

10.56(8)	Second Loan Modification Agreement, dated as of December 22, 2006, by and between the Registrant and Bank of America, N.A.

10.57*	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC.

10.58*	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC.

10.59*	Supplement to Indenture, dated as of January 7, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.60*	Amended and Restated Indenture, dated as of March 14, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.61*	Loan Agreement, dated as of March 14, 2008, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., and KeyBank National Association.

10.62*	Unconditional Guaranty of Payment and Performance, dated as of March 2008, by the Registrant in favor of KeyBank National Association.

14.1(2)	Code of Ethics

21.1*	List of subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

(2)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.

(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.

(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.

(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.

(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2005.

(7)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

(8)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Comstock Homebuilding Companies, Inc.

In our opinion, the consolidated financial statements listed in on page F-1 present fairly, in all material respects, the financial position of Comstock Homebuilding Companies, Inc. and subsidiaries at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced declining market conditions and has significant debt maturing during 2008 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 16, 2008

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$6,822	$21,263
Restricted cash	4,985	12,326
Receivables	370	4,555
Due from related parties	92	4,053
Real estate held for development and sale	203,860	405,144
Inventory not owned — variable interest entities	19,250	43,234
Property, plant and equipment	1,539	2,723
Investment in real estate partnership	—	(171)
Deferred income tax	—	10,188
Other assets	22,058	14,114

TOTAL ASSETS	$258,976	$517,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$21,962	$55,680
Due to related parties	—	1,140
Obligations related to inventory not owned	19,050	40,950
Notes payable	141,214	265,403
Senior unsecured debt	30,000	30,000

TOTAL LIABILITIES	212,226	393,173

Commitments and contingencies (Note 15 )
Minority interest	231	371

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 15,120,955 and 14,129,081 issued and outstanding, respectively	151	141
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	155,998	147,528
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(107,219)	(21,372)

TOTAL SHAREHOLDERS’ EQUITY	46,519	123,885

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$258,976	$517,429

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2007	2006	2005
Revenues
Revenue — homebuilding	$232,805	$240,093	$216,265
Revenue — other	33,354	5,788	8,040

Total revenue	266,159	245,881	224,305
Expenses
Cost of sales — homebuilding	211,068	211,408	152,886
Cost of sales — other	34,241	5,249	3,604
Impairments and write-offs	78,264	57,426	1,216
Selling, general and administrative	34,671	37,500	24,190

Operating (loss ) income	(92,085)	(65,702)	42,409
Other (income) expense, net	(1,886)	(1,487)	(1,450)

(Loss) income before minority interest and equity in (loss) earnings of real estate partnership	(90,199)	(64,215)	43,859
Minority interest	(137)	15	30

(Loss) income before equity in (loss) earnings of real estate partnership	(90,062)	(64,230)	43,829
Equity in (loss) earnings of real estate partnership	—	(135)	99
Total pre tax (loss) income	(90,062)	(64,365)	43,928
Income taxes (benefit) provision	(2,552)	(24,520)	16,366

Net (loss) income	$(87,510)	$(39,845)	$27,562

Basic (loss) earnings per share	$(5.42)	$(2.63)	$2.14
Basic weighted average shares outstanding	16,140	15,148	12,870

Diluted (loss) income per share	$(5.42)	$(2.63)	$2.12
Diluted weighted average shares outstanding	16,140	15,148	13,022

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	The Comstock Companies		Class A		Class B		Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	—	$—	9,162	$92	2,733	$27	$71,196	$—	$(9,089)	$62,226
Stock compensation and issuances			3	0	—	—	2,346		—	2,346
Issuance of common stock under employee stock purchase plans			8	0	—	—	133		—	133
Issuances of common stock in follow on offering on June 22, 2005 (less transactions costs)	—	—	2,360	23	—	—	52,786	—	—	52,809
Net income									27,562	27,562

Balance at December 31, 2005	—	—	11,533	115	2,733	27	126,461	—	18,473	145,076
Stock compensation and issuances			457	5	—	—	2,386		—	2,391
Issuance of common stock under employee stock purchase plans			18	—			142			142
Treasury stock purchases					—	—	—	(2,439)	—	(2,439)
Share issuance—private placement of equity (less transaction costs)	—	—	2,121	21	—	—	18,539	—	—	18,560
Net loss									(39,845)	(39,845)

Balance at December 31, 2006	—	—	14,129	141	2,733	27	147,528	(2,439)	(21,372)	123,885
Stock compensation and issuances			971	10	—	—	8,416	—	—	8,425
Issuance of common stock under employee stock purchase plans			21	0			55		—	55
FIN 48 cumulative effect of adoption									1,663	1,663
Net loss									(87,510)	(87,510)

Balance at December 31, 2007	—	$—	15,121	$151	2,733	$27	$155,998	$(2,439)	$(107,219)	$46,519

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(87,510)	$(39,845)	$27,562
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities
Amortization and depreciation	852	1,080	172
Impairments and write-offs	78,264	57,426	1,216
Loss on disposal of assets	461	24	9
Minority interest	(137)	15	30
Equity in (loss) earnings of real estate partnership	—	136	(99)
Distributions from investment in real estate partnership	—	—	163
Board of Directors compensation	198	—	—
Amortization of stock compensation	6,141	2,390	2,346
Deferred income tax	10,657	(21,816)	(1,724)
Changes in operating assets and liabilities:
Restricted cash	7,341	(1,526)	(3,300)
Receivables	4,185	3,593	(7,376)
Due from related parties	3,467	(1,154)	(1,452)
Real estate held for development and sale	133,542	(71,444)	(160,692)
Other assets	(8,192)	1,338	(11,141)
Accounts payable and accrued liabilities	(31,629)	(14,247)	23,599
Income tax payable	—	—	(290)
Due to related parties	(1,140)	(2,333)	(108)

Net cash provided by (used in) operating activities	116,501	(86,363)	(131,085)

Cash flows from investing activities:
Purchase of property, plant and equipment	(129)	(2,392)	(298)
Distributions of capital from investing in real estate partnership	—	—	1,000
Business acquisitions, net of cash acquired	—	(15,490)	—

Net cash provided by (used in) investing activities	(129)	(17,882)	702

Cash flows from financing activities:
Proceeds from notes payable	84,570	216,551	212,408
Proceeds from senior unsecured debt	30,000	—	—
Payments on junior subordinated debt	(30,000)	—	—
Proceeds from junior subordinated debt	—	30,000	—
Proceeds from related party notes payable	—	4,200	444
Payments on notes payable	(215,434)	(182,199)	(135,098)
Payments on related party notes payable	—	(1,430)	(10,725)
Contributions from minority shareholders	—	—	87
Distributions paid to minority shareholders	(3)	(44)	(2,412)
Payment of distribution payable	—	—	(12,655)
Proceeds from shares issued under employee stock purchase plan	55	141	133
Purchase of treasury stock	—	(2,438)	—
Proceeds from equity offerings		18,561	52,809

Net cash provided by (used in) financing activities	(130,812)	83,342	104,991

Net (decrease) in cash and cash equivalents	(14,441)	(20,904)	(25,392)
Cash and cash equivalents, beginning of period	21,263	42,167	67,559

Cash and cash equivalents, end of period	$6,822	$21,263	$42,167

Supplemental cash flow information:
Interest paid (net of interest capitalized)	$—	$—	$—
Income taxes paid	$27	$45	$22,274
Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$6,674	$13,689	$8,036

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

The Company’s Class A common stock is traded on the NASDAQ National market under the symbol “CHCI” and has no public trading history prior to December 17, 2004.

The Company develops, builds and markets single-family homes, townhouses and condominiums in the Washington D.C., Raleigh, North Carolina and Atlanta, Georgia metropolitan markets. The Company also provides certain management and administrative support services to certain related parties.

The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. During 2006, new home sales in our markets began to slow and that trend has continued through 2007, resulting in the impairments discussed in Note 5. In response to these conditions, the Company has significantly reduced selling, general and administrative expenses in order to align our cost structure with the current level of sales activity, slowed all land acquisition, delayed land development and construction activities except where required for near term sales and has offered for sale various developed lots and land parcels that the Company believes are not needed based on current absorption rates.

Both the Company and its subsidiaries have secured debt which either matures or has curtailment obligations during 2008 and beyond. In our industry it is customary for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. Since we are the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported and cured loan covenant violations, may at some point negatively impact our ability to renew and extend our debt.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustments have been provided as if the company were unable to continue as a going concern.

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

Reclassification

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. These reclassifications have no impact on previously reported net income (loss) or shareholders’ equity.

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

At December 31, 2007 and 2006, the Company had restricted cash of $4,985 and $12,326, respectively, which primarily includes certain customer deposits related to future home sales and cash reserved to cover the Company’s general liability insurance policy deductible.

Receivables

Receivables include amounts in transit or due from title and settlement companies for residential property closings. The Company has determined that all amounts are collectible at December 31, 2007 and 2006 based on a review of the individual accounts.

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

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to estimated fair value is recorded when the carrying value of the property exceeds its estimated fair value. These evaluations are made on a property-by-property basis. The Company assesses the impairment of real estate assets whenever events or changes in circumstances indicate that the net book value may not be recoverable (see Note 5).

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

The following table is a summary of interest incurred and capitalized:

	Years Ended December 31,
	2007	2006	2005
Total interest incurred	$23,214	$27,758	$12,272

Interest incurred on related party notes payable	—	40	310

Interest expensed as a component of cost of sales	$(24,605)	$(12,094)	$(4,996)

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

Investment in real estate partnership

Real estate partnerships in which the Company has significant influence but has less than a controlling interest, and is not the primary beneficiary under FIN 46-R, are accounted for under the equity method. Under the equity method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings and losses. Distributions received reduce the carrying amount of the investment (see Note 7).

Warranty reserve

Warranty reserves for houses settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period. Since the Company subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Years Ended December 31,
	2007	2006	2005
Balance at beginning of period	$1,669	$1,206	$916
Additions(a)	1,010	1,524	888
Releases and/or charges incurred	(1,142)	(1,061)	(598)

Balance at end of period	$1,537	$1,669	$1,206

(a)	As discussed in Note 4, 2006 includes additions of $360, assumed in connection with the acquisition of Parker Chandler Homes. Inc. and Capitol Homes Inc.

Revenue recognition

The Company recognizes revenues and related profits or losses from the sale of residential properties, including multiple units to the same buyer, finished lots and land sales when closing has occurred, full payment has been received, title and possession of the property transfer to the buyer and the Company has no significant continuing involvement in the property.

Other revenues include revenue from land sales and from management and administrative support services provided to related parties, which are recognized as the services are provided.

Advertising costs

The total amount of advertising costs charged to selling, general and administrative expense was $3,350, $4,223 and $1,602 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Income taxes

Prior to December 17, 2004, the Predecessor company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code and therefore was not subject to income taxes. Taxable income or loss was passed through to and reported by the individual shareholders. Subsequent to the consolidation the Company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. As a result of this adoption, the Company recorded a benefit to the opening accumulated deficit in the amount of $1,663. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense.

Prior to 2007, we determined our tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). We recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Earnings per share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
Basic earnings per share	2007	2006	2005
Net (loss) income	$(87,510)	$(39,845)	$27,562

Basic weighted-average shares outstanding	16,140	15,148	12,870

Per share amounts	$(5.42)	$(2.63)	$2.14

Dilutive Earnings Per Share
Net (loss) income	$(87,510)	$(39,845)	$27,562

Basic weighted-average shares outstanding	16,140	15,148	12,870
Stock options and restricted stock grants	—	—	152

Dilutive weighted-average shares outstanding	16,140	15,148	13,022

Per share amounts	$(5.42)	$(2.63)	$2.12

For the year ended December 31, 2007, 55 shares were excluded from the diluted shares outstanding because inclusion would have been anti-dilutive. For the year ended December 31, 2006 stock grant issuances in the amount of 587 shares and options and warrants to purchase 843 shares of Class A common stock were excluded from the calculation of dilutive earnings per share. The exclusion was due to the options and warrants having an exercise price greater than the average market price of the common shares. In addition, as a result of a net loss for the year ended December 31, 2006, stock grant issuances were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2005, options to purchase 107 shares of Class A common stock were excluded from the calculation of dilutive earnings per share.

Comprehensive income

For the years ended December 31, 2007, 2006 and 2005, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Segment reporting

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for the manner in which companies report information about operating segments. The Company determined it provides one single type of business activity, homebuilding, which operates in multiple geographic or economic environments. In addition, as a result of the Company’s acquisitions in Georgia and North Carolina, which became fully integrated in the fourth quarter of 2006, the Company modified how it analyzes its business during the fourth quarter of 2006. As such, the Company has determined that its homebuilding operations now primarily involve three reportable geographic segments: Washington DC Metropolitan Area, Raleigh, North Carolina and Atlanta, Georgia. The aggregation criteria are based on the similar economic characteristics of the projects located in each of these regions.

The table below summarizes revenue and operating (loss) income for each of the Company’s geographic segments:

	Years Ended December 31,
	2007	2006	2005
Revenues:
Washington DC Metropolitan Area	$200,622	$181,058	$212,973
Raleigh, North Carolina(a)	38,935	32,297	11,332
Atlanta, Georgia(b)	26,602	32,526	—

Total	$266,159	$245,881	$224,305

Operating (loss) income
Washington DC Metropolitan Area	$(25,890)	$(10,729)	$57,738
Raleigh, North Carolina	(10,044)	(7,811)	(1,022)
Atlanta, Georgia	(37,784)	(29,121)	—

Segment operating (loss) income	(73,718)	(47,661)	56,716

Corporate expenses unallocated	18,367	(18,041)	(14,307)

Total operating (loss) income	(92,085)	(65,702)	42,409

Other income	1,886	1,487	1,450
Equity in (loss) earnings of real estate partnership	—	(135)	99
Minority interest expense	137	(15)	(30)

(Loss) income before income taxes	$(90,062)	$(64,365)	$43,928

(a)	As discussed in Note 1, the Company entered the North and South Carolina market on December 14, 2004 as a result of the merger with Comstock Service. In May of 2006, the Company acquired Capital Homes Inc. and expanded its presence in the North Carolina region.

(b)	In January of 2006, the Company entered the Georgia region, by acquiring Parker Chandler Homes Inc.

The following table summarizes impairment and write-offs by segment. These expense amounts are included in the segment operating income (loss) as reflected in the table above.

	Twelve Months Ended December 31,
	2007	2006	2005
Washington DC Metropolitan Area	$35,005	$26,779	$—
Raleigh, North Carolina	10,190	7,526	1,216
Atlanta, Georgia	33,069	23,120	—

	$78,264	$57,426	$1,216

The table below summarizes total assets for each of the Company’s segments at December 31,

Total Assets	2007	2006
Washington DC Metropolitan Area	$150,593	$317,349
Raleigh, North Carolina	28,514	61,617
Atlanta, Georgia	50,888	94,133
Corporate	28,980	44,330

Total Assets	$258,976	$517,429

Use of estimates

The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized in the valuation of real estate held for development and sale, valuation of deferred tax assets, capitalization of costs, consolidation of variable interest entities and warranty reserves.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115 (“SFAS 159”), which permits entities to measure various financial instruments and certain other items at fair value at specified election dates. The election must be made at the initial recognition of the financial instrument, and any unrealized gains or losses must be reported at each reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual reporting period after December 15, 2008. The Company is currently reviewing the effect that the adoption of this statement will have on our consolidated financial statements.

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

The Company has evaluated all of its fixed price purchase agreements and has determined that it is the primary beneficiary of some of those entities. As a result, at December 31, 2007 and 2006, the Company has consolidated 1 entity and 9 entities, respectively in the accompanying consolidated balance sheets. The effect of the consolidation at December 31, 2007 and 2006 was the inclusion of $19,250 and $43,234, respectively, in “Inventory not owned — variable interest entities” with a corresponding inclusion of $19,050 (net of land deposits paid of $200) and $40,950 (net of land deposits paid of $2,284), respectively, to “Obligations related to inventory not owned.” Creditors, if any, of these Variable Interest Entities have no recourse against the Company.

During December 2006 a Company senior vice president voluntarily resigned. As part of his voluntary resignation, the former senior vice president negotiated his purchase of the remaining 30 condominium units in the Company’s Countryside development for a purchase price of $4,200. Simultaneously with the purchase, the Company entered into a marketing and sale agreement with the special purpose entity (“SPE”) created by the former senior vice president that purchased the units, whereby the Company would bear the cost associated with marketing and selling the units and pay the SPE a monthly option payment that allows the Company to share in the revenue of the units as they settle. The monthly option payments have created a variable interest in the SPE, and as such the Company has performed an analysis under the provisions of FIN 46-R and has determined that the entity is a variable interest entity and the Company is the primary beneficiary of this entity. As a result, the Company has consolidated the SPE. At December 31, 2006 the SPE had $3,600 of assets, which are included in “Inventory not owned-variable interest entities” and $3,600 of third party debt, which is included in “Obligations related to inventory not owned” in the accompanying consolidated balance sheets. The SPE is not included in the December 31, 2007 accompanying consolidated balance sheet since all of its assets were sold and all of its debt had been extinguished.

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

On May 5, 2006, the Company acquired all of the issued and outstanding capital stock of Capitol Homes, Inc., a homebuilder in North Carolina, for a cash purchase price of $7,500 (including transaction costs) and the assumption of $20,600 in liabilities. The results of Capitol Homes are included in the accompanying consolidated financial statements beginning May 5, 2006. The Company accounted for this transaction in accordance with SFAS 141. Approximately $251 of the purchase price was allocated to intangibles with a weighted average life of 2.7 years. The intangibles are related to the Capitol Homes trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development and sale and land option agreements. There was no goodwill associated with the transaction.

Subsequent to each acquisition, as a result of the Company releasing the restrictive terms under the employment and non-complete agreements and the decision to no longer use the respective trade names, all amounts assigned to intangibles were written off during the fourth quarter of 2006. During the third quarter of 2007, the Company elected to terminate numerous land option agreements acquired in both acquisitions. As a result, the purchase price allocated to land option agreements were substantially written off during the third quarter of 2007.

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

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company in 2007 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. As a result, the Company evaluated all 41 of its projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in an aggregate 2007 impairment charge of $68,788 at 29 projects, with $29,958 in the Washington D.C. region, $29,600 in the Atlanta, Georgia region and $9,230 in the Raleigh, N.C. region. Impairment charges are recorded as a reduction in our capitalized land and/or house costs. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales rates. In performing its impairment modeling the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates used by the Company are based on the best information available at the time the estimates are made. If market conditions continue to deteriorate additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

In addition, from time to time, the Company will write-off deposits it has made for options on land that it has decided not to purchase. These deposits and any related capitalized pre-acquisition feasibility or project costs are written off at the earlier of the option expiration or the decision to terminate the option. In 2007 option deposits and related pre-development costs of $9,476 were written off with $5,047 in the Washington D.C. region, $3,469 in the Atlanta, Georgia region and $960 in the Raleigh, N.C. region.

During 2006, the Company evaluated its projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in impairment charges of $51,200 for the year ended December 31, 2006. Of the $51,200 in impairment charges during 2006, $39,900 was incurred during the fourth quarter of 2006.

The following table summarizes impairment charges and write-offs for the twelve months ended December 31, 2007, 2006 and 2005:

	Twelve Months Ended December 31,
	2007	2006	2005
Impairments	$68,788	$51,200	$1,216
Write-offs	9,476	6,226	—

	$78,264	$57,426	$1,216

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31,
	2007	2006
Land and land development costs	$84,448	$232,693
Cost of construction (including capitalized interest and real estate taxes)	119,413	172,451

Total	$203,861	$405,144

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2007	2006
Computer equipment and capitalized software	$2,145	$2,228
Furniture and fixtures	336	371
Office equipment	309	282
Leasehold improvements	78	640

	2,868	3,521
Less: accumulated depreciation	(1,329)	(798)

	$1,539	$2,723

Depreciation expense, included in “selling, general, and administrative” in the consolidated financial statements of operations, amounted to $852, $357 and $172 for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007 the Company wrote off approximately $604 of leasehold improvement costs related to the reduction of leased office space.

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

On June 28, 2005 the Company received a capital call from North Shore in the amount of $719 so that North Shore could comply with certain debt repayments. Because the Company could have been obligated to provide future financial support to cover certain debt repayments, the Company recorded its share of losses incurred by North Shore in the accompanying financial statements in the amount of $171.

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

On April 10, 2007, the parties executed a settlement agreement whereby a company associated with the non-affiliated 50% owner of the North Shore project purchased the Company’s development rights to North Shore for approximately $3,750 to settle all claims against the Company and its investors. All litigation has been dismissed with prejudice and the Company received the proceeds from the settlement in April 2007. As a result of the settlement, during the three month ended March 31, 2007 the Company recorded a charge of approximately $357 to write off its investment in North Shore and reduce amounts due from North Shore to the net realizable value. During the three months ended June 30, 2007, additional costs of $132 related to the North Shore settlement were incurred and written off. During the six months ended December 31, 2007, no additional costs related to the North Shore settlement were incurred. No additional costs related to the North Shore settlement are expected to be incurred.

8.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2007	2006
Contract land deposits	$—	$2,528
Restricted escrow deposits	4,650	2,231
Prepaid income taxes(1)	13,742	4,460
Miscellaneous prepaid and other	3,666	4,895

	$22,058	$14,114

(1)	Prepaid income taxes include approximately $2,705 in expected tax benefits as a result of a taxable loss incurred for the twelve months ended December 31, 2006. Prepaid income tax represents $13,801 in expected tax benefits as a result of a taxable loss incurred for the twelve months ended December 31, 2007.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2007	2006
Trade payables	$14,141	$32,990
Warranty	1,537	1,669
Customer deposits	3,020	14,935
Other	3,264	6,086

	$21,962	$55,680

10.	NOTES PAYABLE, SENIOR UNSECURED DEBT AND COVENANTS

The Company has outstanding borrowings with various financial institutions and other lenders which have been used to finance the acquisition, development and construction of real estate property. Notes payable consist of the following:

Debt	Due	December 31,
		2007	2006
Secured acquisition, development and construction notes(a)	Various	$111,255	$218,461
Secured revolving credit line(b)	May 2009	28,062	39,981
Senior unsecured note(c)	June 2017	30,000	30,000
Unsecured term loans(d)	Various	1,797	6,764
Subordinate secured notes	Various	100	197

Total		$171,214	$295,403

(a)	Secured acquisition, development and construction notes

We have several loans with various banks that provide us with specific project financing. These loans are secured by specific project assets and are used for land acquisition, development and construction. The loans bear interest at various rates, based on Prime or LIBOR benchmarks with a certain amount of additional basis points added. At December 31, 2007 the weighted average stated rate was approximately 8.2%. The Company is required to maintain certain financial covenants with these various institutions. Under the terms of the agreement, the Company is required to maintain a specified EBITDA to debt service ratio, a minimum tangible net worth, and maximum leverage ratio. At December 31, 2007, the Company was not in compliance with the covenants. In February of 2008 the Company successfully re-negotiated all covenants for the period covering December 31, 2007 such that the Company was in compliance at December 31, 2007. The notes mature at various times between March 2008 and December 2008.

(b)	Secured revolving credit line

In May 2006 the Company entered into a $40,000 borrowing base revolving credit agreement secured by certain project assets. The interest rate is 30 day LIBOR plus 2.75% maturing May 2009. At December 31, 2007 the interest rate was 7.35%. Under the terms of the agreement, the Company is required to maintain a specified EBITDA to debt service ratio, a minimum tangible net worth, a maximum leverage ratio and a global sold to unsold ratio. As of December 31, 2007, approximately $27,400 was outstanding with this facility. In February 2007 the Company entered into a Forbearance Agreement with the lender which reduced the covenants and eliminated the ability of the lender to claim an event of default as a result of non-compliance with certain financial covenants of the original loan. The Forbearance Agreement runs until March 31, 2008.

(c)     Senior unsecured note

In May 2006 the company closed on a $30,000 senior subordinated note offering. The term of the note was thirty years, maturing June 2036, and could have been retired after five years with no penalty. The interest rate was fixed at 9.72% for the first five years after which it converted to a floating rate of LIBOR plus 4.2% for the remaining twenty-five years. In March of 2007, the Company retired the notes and closed on a new Senior Unsecured note offering with the same lender in the same amount at the same rate of interest. The new $30,000 note had a term of 10 years and required a lower fixed charge coverage ratio and a lower tangible net worth with a phased increase to levels consistent with the original junior subordinated note. The new notes also required the Company to create and maintain an interest reserve in the amount equivalent to three quarters of interest payments until the original fixed charge coverage ratio was sustained for four consecutive quarters. The original purchasers of the newly issued note had a right, at their option, to force a $2,000 pay down on or after September 30, 2007 for so long as they were the owners of the notes. During the third quarter of 2007, the lender’s rights were assumed by the note holder’s creditor. In October 2007 and again in February 2008, the Company received a waiver from the note holder’s creditor(s) regarding any defaults that resulted from covenant compliance calculations for the quarter ending September 30, 2007 and December 31, 2007. In addition, the waiver extended to March 14, 2008 the date after which the note holder could require a $2,000 principal reduction.

(d)    Unsecured term loans

At December 31, 2007 we had $1,797 outstanding under unsecured term loan agreements with two lending institutions. These unsecured loans have a weighted average stated rate of interest of approximately 7.6%. There are no financial covenants associated with these loans. The notes mature at various times between March 2007 and December 2007.

As of December 31, 2007, maturities of all of our borrowings are as follows:

Year ending December 31,
2007 (past due)	6,576
2008	92,005
2009	27,379
2010	15,254
2011 and thereafter	30,000

Total	$171,214

For the years ended December 31, 2007, 2006 and 2005, aggregate debt had a weighted average annual effective interest rate of 8.4%, 9.7%, and 9.2%, respectively.

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

In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C. (now known as 11465 SH-I, LC), an affiliate of our Predecessor in which executive officers of the Company, Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. On September 30, 2004, the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity wholly owned by Christopher Clemente. Total payments made under this lease agreement were $142 as of December 31, 2004. On August 1, 2005, the lease agreement was amended for an additional 8.4 square feet. On March 31, 2007 the lease agreement was amended decreasing the total square footage from 29.0 to 24.1 and extending the term for two additional years. Total payments made under this lease agreement were $720 and $751, respectively for the twelve months ended December 31, 2007 and 2006.

In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at the Company’s Belmont Bay developments. For the twelve months ended December 31, 2007, 2006 and 2005, total payments made to the construction company were $3,249, $6,523 and $10,038, respectively.

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For the twelve months ended December 31, 2007, 2006 and 2005, the Company paid $509, $471 and $485, respectively to I-Connect.

In October 2004, the Predecessor entered into an agreement with Comstock Asset Management, L.C. (CAM), where CAM assigned the Company first refusal rights to purchase a portion of their Loudoun Station properties. In partial consideration for this performance the Company agreed to provide management services for a fee of $20 per month. This agreement was terminated effective December 31, 2006. For the twelve months ended December 31, 2007 and 2006 the Company recorded $0 and $240 in revenue, respectively, from this entity.

In addition, the Company, in November 2004, entered into an agreement with CAM to sell certain retail condominium units at the Eclipse at Potomac Yard project for a total purchase price of $14,500. In connection with this sale, the Company received a non-refundable deposit of $8,000 upon execution of the agreement. The agreement was modified in 2005, which reduced the deposit amount to $6,000. During the year ended December 31, 2006, the Company incurred $579 in costs associated with the construction of the retail units and recorded a receivable of $377 which is reimbursable by CAM. On December 21, 2007, the Company completed the delivery of the retail units. The receivable balance outstanding as of December 31, 2007 is $40.

During the twelve months ended December 31, 2007, 2006 and 2005, the Company entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by us when purchasing a home or having one built by us. Sales of homes to employees for investment purposes do not qualify for any cost benefits.

In June 2007, in connection with the bulk sale of the Bellemeade condominiums the Company repurchased a single condominium in the community which was owned by an entity controlled by Christopher Clemente. The purchase price was $205.

In September 2005, Comstock Foundation, Inc., was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five-person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. The Company also provides bookkeeping services to Comstock Foundation at no charge. During the year ended December 31, 2007, 2006 and 2005 the Company donated $2, $59 and $100, respectively, to Comstock Foundation.

13.    EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In January

2006, the Company began matching employee contributions. The total amount matched for the twelve months 2007 and 2006, was $121 and $135, respectively. The Company also maintains an Employee Stock Purchase Plan in which eligible employees have the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $15. Under the plan, employees of the Company purchased 20,763, 18,231 and 7,817 shares of Class A common stock, for the twelve months ending December 31, 2007, 2006 and 2005, respectively.

14.    RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS 123(R). Prior to December 14, 2004, the Company did not sponsor any stock based plans.

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

The Plan provided for an initial authorization of 1,550 shares of Class A common stock for issuance thereunder, plus an additional annual authorization effective January 1, 2006 equal to the lesser of (i) 3% of the Class A common stock outstanding on the date of determination, (ii) 500 shares or (iii) such lesser amount as may be determined by the Company’s Board of Directors. In September 2007 shareholders approved an amendment to The Plan increasing the number of shares reserved and available for grant from 1,550 to 2,550 and an automatic annual increase provision that increases the number of Plan shares reserved and available for grant by the lesser of the number of shares outstanding or 750 shares.

In December 2007, the Company’s Board of Directors authorized the accelerated vesting of substantially all outstanding unvested restricted stock awards held by employees representing approximately 845 shares. As a result of the acceleration, the Company recognized approximately $4,200 of compensation expense during the 4th quarter of 2007, thereby eliminating the need to recognize these expenses in future periods.

In December 2007, the Company’s Board of Directors authorized the cancellation of all outstanding vested and unvested stock options representing approximately 200 shares. In connection therewith, the Company recognized approximately $176 of compensation expense associated with the subject options during the 4th quarter of 2007, thereby eliminating the need to recognize these expenses in future periods.

In December 2007, the Company’s Board of Directors authorized the granting of 647 new stock option awards to certain Company employees, with a $1.00 per share exercise price. The new stock options were issued to employees at all levels of the company (excluding the CEO) with the $1.00 exercise price set above the then current market price in an effort to further align the interests of the workforce as a whole with the interests of shareholders. The new stock options will vest over a four year period. Over the four year vesting period the Company will recognize compensation expense of approximately $200 associated with the new options during 2008-2011.

The following equity awards were outstanding at December 31,

	2007	2006	2005
Stock options	647,000	207,144	213,993
Restricted stock grants	196,084	617,827	273,891

Total outstanding equity awards	843,084	824,971	487,884

On December 31, 2007 the following amounts were available for issuance under the plan:

Shares available for issuance at December 31, 2006	927
Additions to plan	1,707
Restricted stock grants and options — Issued	(1,692)
Shares issued under employee stock purchase plan	(21)
Restricted stock grants and options — Forfeited or cancelled	320

Shares available for issuance at December 31, 2007	1,241

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Because the Company does not have sufficient trading history, expected volatilities are based on historical volatilities of comparable companies within our industry. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. Due to lack of history, the expected lives are based on management’s best estimates at the time of grant. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The following table summarizes the assumptions used to calculate the fair value of options during 2007. There were no option grants during 2006.

	2007	2006
Weighted average fair value of options granted	$0.33	N/A
Dividend yields	N/A	N/A
Expected volatility	58.3% - 60.1%	N/A
Weighted average expected volatility	59.4%	N/A
Risk free interest rates	3.56% - 3.87%	N/A
Weighted average expected lives (in years)	6.26	N/A

The following table summarizes information about stock option activity:

	Shares	Weighted average exercise price
Outstanding at December 31, 2005	213,993	$19.94
Granted	—	—
Exercised	—	—
Forfeited or expired	(6,849)	23.00
Outstanding at December 31, 2006	207,144	19.81
Granted	647,000	1.00
Exercised	—	—
Cancelled	(200,295)	19.67
Forfeited or expired	(6,849)	23.90

Outstanding at December 31, 2007	$647,000	$1.00

Exercisable at December 31, 2007	—	$—

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted average fair value at date of grant
Restricted shares outstanding at December 31, 2004	275,317	$16.00

Granted	16,188	24.55
Vested	(4,068)	18.12
Forfeited	(13,545)	16.28

Restricted shares outstanding at December 31, 2005	273,892	16.46
Granted	597,940	9.71
Vested	(129,800)	(15.05)
Forfeited	(155,347)	15.62

Restricted shares outstanding at December 31, 2006	586,685	$9.83
Granted	1,023,603	4.25
Vested	(462,827)	(5.94)
Accelerated	(845,321)	(7.24)
Forfeited	(106,055)	5.41

Restricted shares outstanding at December 31, 2007	196,084	$8.87

As of December 31, 2007, there was $138 of total unrecognized compensation cost related to non-vested restricted stock issuances granted under the Plan. This cost is expected to be fully recognized by September 30, 2008.

Total compensation expense for share based payment arrangements for the year ended December 31, 2007 and 2006 was $6,191 and $2,186 respectively, of which $569 and $347 was capitalized to real estate held for development and sale. The total deferred tax (liability) benefit related to stock compensation as of December 31, 2007 and 2006 amounted to $(273) and $760 respectively.

The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

15.    COMMITMENTS AND CONTINGENCIES

Litigation

On August 11, 2005, the Company was served with a motion to compel arbitration resulting from an allegation of a loan brokerage fee being owed for placement of a $147,000 project loan for the Eclipse at Potomac Yard project. The claim in the base amount of $2,000 plus interest and costs was based on breach of contract. In February 2007 the Company received a ruling by a panel of arbiters to pay $3,000 under this claim. The Company posted a cash bond and filed an appeal in the amount of the judgment. The Company’s writ for appeal was denied in December 2007; resulting in final judgment being rendered against the Company and the release of the cash bond to satisfy payment of the claim in February 2008.

In accordance with the provisions of its sales agreements, the Company’s subsidiary retained the earnest money purchase deposits from Eclipse project buyers who defaulted on their obligation to settle. Certain buyers are seeking to obtain a refund of their forfeited deposits and have filed a series of lawsuits and arbitration claims commencing on or around June 28, 2007. Disputed deposits in an aggregate amount of approximately $1.1 million remain in a segregated escrow account and are included in the accompanying financial statements as Restricted Cash as of December 31, 2007. The Company has filed counterclaims against the majority of the Eclipse buyers in the referenced actions.

On December 7, 2007, the Company and a subsidiary were served with a complaint and notice of lis pendens resulting from an allegation of the subsidiary’s failure to pay $712 allegedly due to the seller of property in the District of Columbia known as the East Capitol project. The Company’s subsidiary posted a cash escrow for 1.5 times the amount sought in the complaint in order to complete conveyance of the property without exception to title and intends to vigorously defend the matter.

The Company has asserted claims against former controlling shareholders of Parker-Chandler Homes, Inc., a homebuilder the Company acquired pursuant to a stock purchase agreement (SPA), dated January 19, 2006. The Company has made timely claims against the $1,000 holdback escrow account established pursuant to the SPA to secure reimbursement and indemnification as a result of a series of claims and liabilities created by certain omissions and/or misrepresentations allegedly made by the controlling shareholders in the SPA. The Company has reserved all rights and remedies with respect to the foregoing and certain additional matters.

On February 29, 2008, a subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”), received notices of acceleration and foreclosure from Haven Trust Bank (Lender) pursuant to existing acquisition and construction credit facilities at its Gates of Luberon project. The aggregate outstanding balance of the indebtedness was approximately $5,221 as of the date of the notices. The notices were issued after maturity of the indebtedness and Mathis Partners’ inability to negotiate an extension of the credit facilities with Lender pursuant to terms and conditions Mathis Partners deemed satisfactory. If the process of foreclosure proceeds as currently noticed by Lender, Mathis Partners and the Company, pursuant to a guaranty by the Company of Mathis Partners’ obligations, may be held responsible for either the outstanding balance of the indebtedness or a deficiency judgment should the proceeds of a foreclosure sale be less than the outstanding balance of the indebtedness. Mathis Partners and the Company are in the process of analyzing their strategic options, which may include a Chapter 11 reorganization of Mathis Partners, the special purpose entity that owns the Gates of Luberon project.

Other than the foregoing, we are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At December 31, 2007, the Company has issued $1,284 in letters of credit and $13,595 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

Operating leases

The Company leases office space and model homes under non-cancelable operating leases. Future minimum annual lease payments under these leases at December 31, 2007:

Year Ended:	Amount
2008	$1,080
2009	981
2010	760
2011	439
Thereafter	—

Total	$3,260

Office and model home operating lease rental expense aggregated $2,151, $2,209 and $1,416 respectively, for years ended December 31, 2007, 2006 and 2005.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and floating rate debt approximate fair value. The carrying amount and fair value of fixed rate debt are as follows:

	December 31,
	2007	2006
Carrying amount	$33,259	$60,097
Fair value	$31,338	$61,924

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

For the twelve months ended December 31, 2007, the Company generated a current year net operating loss (“NOL”) of approximately $40,200 for federal and state tax purposes, of which approximately $35,900 will be carried back to 2005 and is expected to result in cash refunds of federal and state taxes to the Company of approximately $13,200. The remaining NOL of approximately $4,200 will be available to carry forward to offset potential future taxable income generated over the next twenty years.

Income tax provision consists of the following as of December 31,:

	2007	2006	2005
Current:
Federal	$(11,251)	$(2,281)	$15,160
State	(1,958)	(424)	2,885

	(13,209)	(2,705)	18,045
Deferred:
Federal	(17,890)	(18,833)	(1,417)
State	(3,391)	(3,552)	(262)

	(21,281)	(22,385)	(1,679)
Other
Valuation allowance	29,209	—	—
Tax shortfall related to the vesting of equity awards	2,729	570	—

Total Income Tax Expense	$(2,552)	$(24,520)	$16,366

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2007	2006
Deferred tax assets:
Inventory	$26,632	$9,642
Warranty	560	612
Investment in Affiliates	38	25
Net operating loss and tax credit carryforwards	2,543	—
Accrued expenses	531	1,213
Stock based compensation	(273)	762

	30,031	12,254
Less — valuation allowance	(29,209)	(470)

Net deferred tax assets	822	11,784

Deferred tax liabilities:
Inventory	—	—
Investment in Affiliates	—	—
Depreciation and amortization	(822)	(1,596)

Net deferred tax liabilities	(822)	(1,596)

Net deferred tax assets (liabilities)	$—	$10,188

As of December 31, 2007, the Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

As discussed in Note 1, we adopted the provisions of FIN 48 as of January 1, 2007. As a result of this adoption, we recorded a benefit to the opening accumulated deficit in the amount of $1,663. At December 31, 2007, we had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$—
Additions for tax positions related the current year	—
Additions for tax positions of prior years	77
Reductions for tax positions of prior years	—
Settlements	—

Balance as of December 31, 2007	$77

The unrecognized tax benefits of $77 at December 31, 2007, would not reduce our annual effective tax rate if recognized. We have accrued interest and recorded a liability of $77 related to these unrecognized tax benefits during 2007. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.

A reconciliation of the statutory rate and the effective tax rate follows:

	2007	2006	2005

Statutory Rate	35.00%	35.00%	35.00%

State income taxes — net of federal benefit	3.97%	4.03%	3.95%

Permanent differences	0.09%	0.02%	(1.75)%

Change in effective tax rate	(0.02)%	(0.04)%	(0.03)%

Tax reserve	(0.75)%	(0.61)%	1.67%

Tax shortfall related to the vesting of certain equity awards	(3.03)%	(0.88)%	0.00%

Change in valuation allowance	(32.43)%	0.58%	(1.58)%

	2.83%	38.10%	37.26%

18.    QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2007 and 2006 follow (in thousands, except per share amounts):

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$46,723	$114,300	$51,986	$53,151
Operating income	(2,884)	(7,899)	(70,282)	(11,020)
Pretax income	(2,539)	(7,594)	(69,565)	(10,365)
Net Income	(1,669)	(4,668)	(42,468)	(38,706)
Basic earnings per share	(0.11)	(0.29)	(2.63)	(2.35)
Diluted earnings per share	(0.11)	(0.29)	(2.63)	(2.35)

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$36,595	$50,697	$35,280	$123,309
Operating income	1,778	(11,962)	(9,709)	(45,808)
Pretax income	1,991	(11,645)	(9,404)	(45,306)
Net Income	1,240	(7,123)	(5,754)	(28,207)
Basic earnings per share	0.09	(0.47)	(0.36)	(1.79)
Diluted earnings per share	0.09	(0.47)	(0.36)	(1.79)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

As discussed in Note 4, the company acquired Parker Chandler Homes Inc., during the first quarter of 2006 and Capitol Homes Inc., during the second quarter of 2006.

During 2007, the Company recorded total impairment and write-off charges of $78,264. Of this amount, $891, $7,492, $69,017 and $864 was recorded during the first, second, third and fourth quarter of 2007, respectively. During 2006, the Company recorded total impairment and write-off charges of $57,426. Of this amount, $0, $12,914, $1,802 and $42,710 was recorded in the first, second, third and forth quarter of 2006, respectively.

19.    SUBSEQUENT EVENTS

In January 2008 we entered into an agreement with Wachovia Bank whereby Wachovia agreed to reset the borrowing base aging dates of certain projects in our borrowing base and we agreed to temporarily limit our borrowings under the borrowing base to $30,000 dollars. This agreement expires March 31, 2008.

In February 2008 we filed for an approx. $11,200 federal tax refund and an approx. $10,800 state tax refund. In connection with these refunds we entered into a $4,000 short-term loan with Stonehenge LC, an entity wholly owned by Christopher Clemente, our Chairman and CEO. Greg Benson, our Regional President and a member of our board of directors and Tracy Schar, Mr. Clemente’s wife participated in the loan as a non-members. The loan was secured by an interest in our tax refund and was payable upon receipt of the refund. In March 2008 we received both tax refunds and paid the Stonehenge loan in full.

In February 2007 we received a ruling from a panel of arbitrators ordering payment of approximately $3,000 with respect to an allegation of a loan brokerage fee being owed for placement of a $147,000 project loan for the Eclipse at Potomac Yard project and a $67,000 project loan at Penderbrook. In February 2007 our appeal was denied and the judgment was released from escrow in February 2008.

In February 2008 we entered into a loan modification and extension agreement with KeyBank related to our Station View project loan. Under the terms of the modification the maturity was extended to May 2008 and the financial covenants were permanently waived. In March 2008 the loan was paid in full.

In February 2008 we entered into a loan modification and extension agreement with Corus Bank related to our Eclipse project construction loan. Under the terms of the loan modification the maturity of the loan was extended to July 2008 and the release rates for payoff were lowered. The Company agreed to establish an escrows with excess settlement proceeds to cover unfunded project costs including interest and real estate taxes. In March 2008 the loan was paid in full.

In March 2008 we entered into a new $40,000 loan with KeyBank National Association. The loan provided funding to refinance the Corus loan at Potomac Yard and the KeyBank loan at Station View. Excess proceeds from the loan were used to finance the restructure of the Company’s senior unsecured notes, pay fees and costs of the new loan, and provide the Company with working capital. The loan has a three year term and bears interest at a rate of LIBOR plus 400 basis points. The new loan has no financial covenants other than minimum periodic curtailments from settlement proceeds commencing March 31, 2009.

In January 2008 we entered into an agreement with the noteholder of our $30,000 senior secured notes by which we were granted the option to either retire $23,000 of the note by paying $8,000 in cash to the noteholder in March 2008 and issue a warrant to purchase one million shares of our Class A common stock at $0.70 or to reduce the note by $30,000 by paying noteholder $15,000 in cash in March 2008. In March 2008 we amended the agreement to limit our option to making a $6,000 payment to the Noteholder, entering into a $9,000 amended and restated indenture with the Noteholder and issuing the Noteholder a warrant to purchase 1.5 million shares of our Class A Common Stock at $0.70 per share. In exchange the Noteholder would grant the Company a $15,000 discount to the outstanding balance. The Company executed on its option in March 2008. Under the terms of the amended and restated five year note the Company is subject to a $35.0 minimum tangible net worth, a 0.5 to 1.0 interest coverage ratio and a 3.0 to 1.0 maximum leverage ratio.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.
Date: March 24, 2008
	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ CHRISTOPHER CLEMENTE Christopher Clemente	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 24, 2008

*	Regional President, Southeast	March 24, 2008
Gregory V. Benson

/s/ BRUCE J. LABOVITZ	Chief Financial Officer (Principal Financial Officer)	March 24, 2008
Bruce J. Labovitz

/s/ JEFFREY R. DAUER	Chief Accounting Officer (Principal Accounting Officer)	March 24, 2008
Jeffrey R. Dauer

*	Director	March 24, 2008
A. Clayton Perfal

*	Director	March 24, 2008
David M. Guernsey

*	Director	March 24, 2008
James A. MacCutcheon

*	Director	March 24, 2008
Norman D. Chirite

*	Director	March 24, 2008
Robert P. Pincus

*	Director	March 24, 2008
Socrates Verses

By:	/s/ BRUCE J. LABOVITZ	March 24, 2008
Bruce J. Labovitz Attorney-in-Fact

Exhibit Number	Exhibit
3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Stock Certificate

10.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.

10.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.

10.3(1)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.

10.4(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia.

10.5(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia.

10.6(2)	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.

10.7(2)	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.

10.8(2)	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.

10.9(1)	Form of Indemnification Agreement

10.10(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.11(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.12(1)	2004 Long-Term Incentive Compensation Plan

10.13(1)	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan

10.14(2)	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan

10.15(1)	Employee Stock Purchase Plan

10.16(1)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC

10.17(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.

10.18(2)	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC

10.19(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.

10.20(1)	Employment Agreement with Christopher Clemente

10.21(1)	Employment Agreement with Gregory Benson

10.22(1)	Employment Agreement with Bruce Labovitz

10.23(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente

10.24(1)	Confidentiality and Non-Competition Agreement with Gregory Benson

10.25(1)	Confidentiality and Non-Competition Agreement with Bruce Labovitz
10.26(2)	Description of Arrangements with William Bensten

Exhibit Number	Exhibit

10.27(2)	Description of Arrangements with David Howell

10.28(1)	Trademark License Agreement

10.29(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.

10.30(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.31(3)	Agreement of Purchase and Sale, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bellemeade Farms Investors, LLC et. al.

10.32(3)	Loan Agreement, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bank of America, N.A.

10.33(3)	Guaranty Agreement, dated September 28, 2005, by the Registrant in favor of Bank of America, N.A.

10.34(4)	Life Insurance Reimbursement Agreement with William P. Bensten

10.35(4)	Life Insurance Reimbursement Agreement with Bruce Labovitz

10.36(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson

10.37(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.38(5)	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006

10.39(5)	Loan Agreement, dated January 31, 2006, by and between Comstock Carter Lake, L.C. and Bank of America, N.A.

10.40(5)	Guaranty Agreement, dated January 31, 2006, by the Registrant in favor of Bank of America, N.A.

10.41(6)	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein

10.42(6)	Form of warrant.

10.43(7)	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006

10.44(7)	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006
10.45(7)	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006

10.46(7)	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006

10.47(8)	Letter, dated October 18, 2007, from Friedlander, Misler, Sloan, Kletzkin & Ochsman, PLLC to the Registrant and Comstock Bellemeade, L.C.

10.48(8)	Purchase and Sale Agreement by and between Comstock Countryside L.C. and Merion-Loudon, LC, dated as of December 21, 2006

10.49(8)	Marketing and Sale Agreement by and between Comstock Countryside LC and Merion-Loudon, L.C., dated as of December 21, 2006

10.50(8)	Consulting Agreement with The Merion Group, LC, dated as of December 21, 2006

10.51(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Highland Avenue Properties, LLC and Bank of America, N.A.

10.52(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.53(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Homes of Atlanta, LLC, Comstock Homes of Myrtle Beach, LLC and Bank of America, N.A.

Exhibit Number	Exhibit
10.54(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.55(8)	First Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Bellemeade, L.C., Bank of America, N.A. and Lenka E. Lundsten

10.56(8)	Second Loan Modification Agreement, dated as of December 22, 2006, by and between the Registrant and Bank of America, N.A.

10.57*	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC.

10.58*	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC.

10.59*	Supplement to Indenture, dated as of January 7, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.60*	Amended and Restated Indenture, dated as of March 14, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.61*	Loan Agreement, dated as of March 14, 2008, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., and KeyBank National Association.

10.62*	Unconditional Guaranty of Payment and Performance, dated as of March 2008, by the Registrant in favor of KeyBank National Association.

14.1(2)	Code of Ethics

21.1*	List of subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

(2)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.

(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.

(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.

(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.

(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2005.

(7)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

(8)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007.