Form 10-K/A
period 2007-12-31
Comstock Homebuilding Companies, Inc.
filed 2008-04-30
CIK 1299969

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOMEBUILDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

		Page

	PART III
Item 11.	Executive Compensation	1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Part III, Items 11 and 12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 24, 2008 (the “2007 Form 10-K”). The reason for this 10-K/A is to meet our filing deadline for Part III hereof. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 11 and 12 have been amended and restated in their entireties. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original 2007 Form 10-K.

ITEM 11.	Executive Compensation—Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the narrative and tables that follow. The cyclical nature of the homebuilding industry has had a profound effect on most homebuilding companies over the past two years. During 2007 it became evident that the industry downturn was not to be short lived. Accordingly, management focused on strategies intended to improve the Company’s ability to weather the downturn and to adjust its strategy for growth and future operations. As part of that strategy, on the recommendation of the CEO, the Company reduced future non-cash compensation expenses through the acceleration of certain previously issued shares of restricted stock (Restricted Stock Grants) and replaced its original Restricted Stock Grant component of its compensation program with a long term stock option program based upon issuance of “out-of-the-money” stock options which we believe better align executive compensation with stockholder’s interests. These are explained herein.

Overview

Compensation Philosophy. Our executive compensation program is designed to link the amount of overall compensation which can be earned by our named executive officers with achievement of the Company’s overall long term business objectives. Because the homebuilding business requires that we invest in projects that take up to several years to fully develop and because the actual return on investment in any real estate development project cannot be readily determined prior to completion of a project, the actual return on investment in any particular development often takes several years to determine. Accordingly, our compensation philosophy does not link executive compensation to the results of any particular real estate development but rather links compensation to achievement of the long term business objectives of the Company. With this in mind our compensation program is intended to:

•

Attract, retain, motivate and reward qualified executive officers that demonstrate an ability to focus on achieving the long term business objectives of the Company in a manner that links the personal gain of the executive officers to the creation and preservation of value for our stockholders;

•

Provide long term retention incentives for executives to minimize risk of management turn over while linking a significant percentage of potential executive compensation to the restoration of the value of our equity.

We believe that fostering a long term equity interest in our Company among executive officers is the best way to create and maintain a Company-first culture that will positively impact the long term results of the Company. It is our belief that by linking the bulk of potential executive compensation directly to potential restoration of value of the Company’s equity we have better aligned executive management with stockholder’s interests.

Our executive compensation program currently has three primary components:

•	base salaries (cash compensation) that we believe to be in the lower end of compensation ranges for comparable positions at other publicly traded companies in our industry and peer group;

•

annual bonus potential (cash bonus) linked to the achievement of annual and long term Company objectives that we believe to be in the lower end of comparable bonus compensation ranges for comparable positions at other publicly traded companies in our industry and peer group and which resulted in no bonus compensation being paid to any executive in connection with 2007 results; and

•	long-term incentive compensation that has been delivered principally through grants of shares of restricted stock and stock option awards that vest over four year periods.

Role of Compensation Committee and CEO. The Compensation Committee of our Board of Directors has primary responsibility for reviewing and approving the CEO’s specific recommendations for annual cash bonuses and equity awards, or other retention incentives, to be paid to executive officers and approving the overall budget for annual bonuses (cash and equity) to be paid to all Company personnel. The Compensation Committee of our Board of Directors also has primary responsibility for reviewing and approving any material changes to the employment contracts and the compensation packages of our executive officers. Further, each year our Compensation Committee evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program and the performance results of the Company. The CEO and Compensation Committee together annually assess the performance of the other named executive officers. The executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with the CEO. Upon reviewing and evaluating the performance of both the CEO and the other named executive officers and the CEO’s proposals for compensation packages for the other named executive officers, the Committee decides the compensation packages for the executive officers and makes a recommendation to the full Board of Directors for consideration and approval. The Committee makes regular reports to the full Board of Directors on the Committee’s activities, and the Committee prepares an annual report on executive compensation for inclusion in our proxy statement.

Actions Taken on Recommendation of CEO. As detailed in the annual report of the compensation committee, the CEO recommended that no annual cash bonuses be paid to executive officers in connection with 2007 results. Additionally, during 2007 the CEO recommended the following additional actions be taken to enhance the alignment of management with stockholder’s interests and reduce future compensation expenses related to previously issued shares of restricted stock:

•	All outstanding vested and unvested stock options (200,295 options) were cancelled and terminated, with the residual GAAP expense (approximately $176,155) being recognized in 4Q 2007;

•

All outstanding Restricted Stock Grants (843,756) were accelerated and vested with the residual GAAP expense (approximately $4,119,856) being recognized in 4Q 2007 while approximately 553,364 of the shares being accelerated were subjected to long term lock up agreements restricting the sale of such shares for a period of time substantially similar to the original vesting schedule associated with such Restricted Stock Grants;

•

In connection with the acceleration of the Restricted Stock Grants the Company incurred certain additional payroll expenses to reimburse the tax liability incurred by certain recipients of restricted stock grants upon acceleration (approximately $250,000) and in connection with previously vested restricted stock grants (approximately $184,953);

•	The issuance of approximately 650,000 new stock options to the key managers of the Company (not including the CEO) with a strike price of $1.00;

The recommendations of the CEO were approved by the Compensation Committee and the full Board of Directors.

Role of Compensation Consultant. The Compensation Committee has the sole authority to select, retain and/or replace any compensation or other outside consultant for assistance in the evaluation of director, CEO or other executive officers’ compensation, including the sole authority to approve the consultant’s fees and other retention terms. In 2004, the Company selected PricewaterhouseCoopers LLP, or PwC, as its compensation consultant in connection with its initial public offering. This relationship was renewed in 2006 when the Committee engaged PwC as its compensation consultant with respect to 2006 executive compensation. The Committee considers

PwC to be independent and selected PwC because of its experience in compensation consulting and its knowledge of compensation practices in the homebuilding industry and among newly public companies. Services provided by PwC have included evaluating our existing executive officer and director compensation based on market comparables, analyzing compensation design alternatives and advising us regarding various proxy statement disclosure rules. The Committee did not engage a compensation consultant in connection with its review and assessment of the Company’s 2007 executive compensation.

Objectives of the Comstock Executive Compensation Programs

During 2007 we focused on strengthening the link between executive compensation and stockholder interests while enhancing our ability to manage difficult market conditions. By accelerating the vesting of previously issued restricted stock grants we were able to reduce future compensation costs associated with historical grants at share prices in excess of current market value by issuing options that were issued out-of-the-money we believe we have enhanced alignment of management with stockholder’s interests. We believe that fostering a long term equity interest in our Company among executive officers is the best way to create and maintain a Company-first culture that will positively impact the long term results of the Company. It is our belief that by linking the bulk of potential executive compensation directly to restoration of value of the Company’s equity we have better aligned executive management with stockholders’ interests.

While base salaries for the executive officers should reflect the marketplace for similar positions, we prefer to focus this portion of executive compensation on the lower end of the scale while enhancing potential individual reward through the equity component of the compensation program thereby encouraging management to focus on increasing stockholder value in the long term. A significant portion of executive’s total compensation potential is thereby connected to the financial performance of the Company and the performance of the Company’s equity.

The Compensation Committee considers competitive benchmarking data in the establishment of base salaries, incentive targets, equity awards and total compensation levels.

Elements of our Executive Compensation Program

Base Salary. The base salary we pay to our executive officers was negotiated as part of their employment agreements for the term of the employment agreements. Base salaries for our executive officers depend on the scope of their responsibilities, qualifications, experience, prior salary and competitive salary information, performance, and the period over which they have performed those responsibilities.

Benefits and Perquisites. Our executive officers are able to participate in the employee benefits that are available to all employees. In addition, we provide benefits and perquisites to our executive officers based on the terms of their employment agreements. None of our named executive officers received perquisites in 2007 that exceeded $10,000 in value.

Incentive Compensation. Our incentive compensation is composed of an annual cash bonus based on the achievement of annual individual performance goals and Company financial results, and equity awards consisting of stock option awards.

Annual Cash Bonus Plan. We provide a cash bonus opportunity to all of our employees including our executive officers. The performance goals for our executive officers are based in part on individual performance goals, our Company’s performance, and the achievement of a pre-established annual pre-tax net income goal. The other portion of the bonus is based on the specific performance goals of the individual executive. Up to seventy-five percent (75%) of the total cash bonus potential of the executive is based on the executive officer accomplishing his/her annual individual performance goals, otherwise known as the Performance Bonus. At least twenty-five percent (25%) is based on the Company meeting its annual pre-tax net income goal, otherwise known as the Net Income Bonus.

Our Compensation Committee chose pre-tax net income as the indicator of corporate performance because it believed that we should reward our executive officers based on the profitability of the Company. Our Compensation Committee considered pre-tax net income to be the best indicator of financial success and stockholder value creation. The personal performance objectives are determined by the executive officer to whom the potential bonus recipient reports (subject to the approval of the CEO) or, in the case of our chief executive officer, by our Compensation Committee.

In 2006 the Company initiated an additional bonus program for certain executives and executive officers whose positions are such that they can directly impact the bottom line results of the Company. This is known as the Executive Management Income Percentage Bonus Program (“Income Percentage Bonus”). Eligible executives may earn a cash bonus “override” over and above the executive’s Net Income Bonus, based on the earnings generated by the division(s) or operating unit(s) of the Company that the executive has responsibility for managing. The Income Percentage Bonus is intended to reward executives for their leadership and management of profit center operations, and of the Company, and is designed to create incentives for executives to maximize the financial performance of the Company’s divisional operations, regional operations and the Company as a whole. The potential amount of the Income Percentage Bonus is limited only by the profitability of the Company. Upon recommendation of the CEO this program was suspended in 2007 and no such bonus was paid to any executive.

Retention Incentive. On the recommendation of the CEO, the Compensation Committee recommended to the full Board of Directors, and the Board of Directors approved, that the Company establish a cash retention incentive in an effort to secure key executives while the Company navigates difficult market and financing conditions. The incentive is payable in three installments (in April and October of 2008 and April of 2009). If the subject executives remain employed by the Company in their respective current capacities the subject executives will qualify for the retention incentive payments. The total amount of Retention Incentives established by the Company for key executives was $275,000 with Mr. Labovitz eligible to receive up to $150,000 and Mr. Thompson eligible to receive up to $125,000.

Long-Term Incentive Compensation. In 2007, our long-term incentive compensation consisted of grants of restricted stock and deferred stock awards. By providing executives with an ownership stake in the Company, grants of restricted stock and deferred stock awards are intended to align executive interests with stockholder interests and to motivate executives to focus on maximizing the long-term performance of the Company. Use of restricted stock as a part of the annual grant process is intended to encourage direct share ownership by executives and to provide an additional retention incentive for members of the executive team.

Grants of restricted and deferred stock during 2007 were awarded under our 2004 Long-Term Incentive Compensation Plan, and were issued in connection with 2006 bonuses only. Details on awards granted during 2006 to our CEO and other named executive officers may be found in the table entitled “Grants of Plan-Based Awards.” Details on all shares of restricted stock that vested in 2007 and option awards exercised in 2007 by our CEO and other named executive officers may be found in the table entitled “Options Exercised and Stock Vested.” Details on all outstanding restricted stock grants and stock option awards of our CEO and other named executive officers as of the end of 2007 may be found in the table entitled “Outstanding Equity Awards at Fiscal Year End.”

During 2007, restricted stock grants and option grants were made to named executive officers both in connection with 2006 performance and as additional long term retention incentives. These awards are detailed in the accompanying “Grants of Plan Based Awards” table. In June 2006, the Board of Directors, upon the recommendation of the Compensation Committee, approved the issuance of 250,000 shares of restricted stock to Mr. Labovitz which vest over a seven year period. As a result of then-existing limitations in the Company’s equity incentive plan which established a 150,000 share maximum grant of restricted stock to any single individual in a 12-month period, 165,195 shares of the 250,000 share grant to Mr. Labovitz were issued contingent upon stockholder approval of an amendment to our equity incentive plan that was considered by our stockholders in connection with our 2007 annual meeting that would increase the annual per-person award limit. Our stockholders approved the amendment, and the contingent status relative to the 165,195 shares of the 250,000 share grant was removed in 2007.

All equity awards granted to our executive officers in 2007 were approved by the Compensation Committee and the full Board of Directors. The restricted stock issued in 2007 vests over varying terms. This vesting is contingent on the continued employment of the executive officer. The majority of restricted stock grants issued by the Company have identical four (4) year vesting schedules. Each deferred stock grant issued in 2007 in connection with 2006 performance had a single fixed vesting date prior to December 31, 2007, was fully expensed in 2006 through an accrual of compensation liability and was not contingent on continued employment.

Equity Award Modifications. As outlined above, in 2007, the Compensation Committee considered a proposal (the “Equity Award Modifications”) from our CEO that involved (i) modifications to the terms of equity awards previously made to our executive officers under the Company’s equity incentive plan, (ii) cancellation of certain previously made equity awards and (iii) reimbursement of tax liabilities incurred by certain of our executive officers as a direct result of the modifications to the terms of the equity awards, and (iv) the issuance of out-of-the-money stock options. This proposal was recommended to the full Board of Directors for approval. The Board of Directors approved the proposal. Details regarding the Equity Award Modifications are set forth in the “Summary Compensation Table,” “Grants of Plan Based Awards During 2007” table and the “Stock Vested in 2006” table.

Executive Severance Programs. Consistent with peer-group practice (as determined in PwC’s 2006 research), we have entered into employment agreements, which we believe to be consistent with industry practices, with all but two of our named executive officers. The purpose of these employment agreements is to enhance our executive retention efforts. PwC’s 2006 research indicated that the severance-related benefits provided to our executive officers in these agreements are at the lower end of the peer-group range of practices.

Change of Control Provisions. Pursuant to the terms of the option grant notices, all unvested option awards for Messrs. Clemente, Benson, Labovitz and Thompson would become immediately exercisable upon a change-in-control of Comstock unless the unvested options are assumed by the acquirer.

Impact of Regulatory Requirements

The Compensation Committee considers regulatory requirements and their impact when making executive compensation decisions concerning the CEO and other executive officers. Regulatory requirements that influence the Committee’s decisions include:

•

Internal Revenue Code Section 162(m) of the Internal Revenue Code disallows a tax deduction to public companies for compensation not deemed to be performance-based over $1,000,000 paid for any fiscal year to the CEO and other executive officers other than the CFO. We intend to attempt to qualify executive compensation for deductibility under applicable tax laws to the fullest extent practicable. We believe that our bonus programs qualify for the performance-based exception. We also believe that we will not lose any compensation-related tax deductions for compensation decisions made in 2006 but may experience gains or losses on the tax we have recorded based on the variance between the price of our stock on the date of issuance of a restricted stock award and the actual price of our stock on the date of vesting of the stock award. The Compensation Committee will not, however, necessarily seek to limit executive compensation to the amount deductible under Section 162(m).

•	We believe employees will not be subject to any tax penalties under Internal Revenue Code Section 409A as a result of participating in any of our compensation programs or agreements.

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

Conclusions

We believe that fostering a long term equity interest in our Company among executive officers is the best way to create and maintain a Company-first culture that will positively impact the long term results of the Company. It is our belief that by linking the bulk of potential executive compensation directly to restoration of value of the Company’s equity we have better aligned executive management with stockholders’ interests. We will continue to review our programs on a regular basis and expect to update them from time to time, based on changes in competitive practices, regulatory requirements and corporate needs.

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

Respectfully submitted by the Compensation Committee,

Socrates Verses, Chair

Norman D. Chirite

David M. Guernsey

Summary Compensation Table(1)

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards(2) $	Option Awards(2) $	Non-equity Incentive Plan(3) $	All Other(4) $	Total $
Christopher Clemente	2007	700,000	—	1,156,186	98,102	—	—	1,954,288
Chairman of the Board and Chief Executive Officer (PEO)	2006	637,500	76,100	400,894	144,209	665,000	—	1,923,703
Bruce J. Labovitz	2007	400,000	—	2,963,576	329,118	112,817	6,735	3,812,246
Chief Financial Officer (PFO)	2006	358,333	—	603,760	330,978	285,000	—	1,578,071
Gregory V. Benson	2007	550,000	—	825,854	32,702	—	—	1,408,556
Regional President	2006	550,000	—	300,314	48,071	475,000	—	1,373,385
Jubal Thompson	2007	200,000	—	224,958	16,352	15,931	—	457,241
General Counsel and Secretary	2006	197,917	—	90,127	24,033	106,875	—	418,952
David Howell	2007	170,000	—	69,493	—	—	—	239,493
Senior Vice President

(1)	No named executive officer was a participant in a defined benefit or deferred compensation plan.
(2)	Actual GAAP expenses incurred during the year presented with respect of awards issued under the 2004 Equity Incentive Plan. Includes restricted stock grants where vesting was accelerated into December 2007. Included in the acceleration were 212,065 shares for Mr. Clemente, 151,476 for Mr. Benson, 340,904 for Mr. Labovitz, 44,567 for Mr. Thompson and 14,669 for Mr. Howell.
(3)	2007 amounts represent tax payments made on behalf of the named executive relating to the acceleration of the vesting of restricted stock grants in December 2007. Amounts for 2006 represent bonuses accrued at year end which were paid in stock as opposed to cash in 2007.
(4)	Life insurance reimbursement for Mr. Labovitz for 2006-2008.

Grants of Plan Based Awards During 2007

Name	Grant Date(3)	Compensation Committee Action Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)		All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Grant Date Fair Value of Equity Awards
			Target $	Maximum $
Christopher Clemente (2)			825,000	1,100,000
	03/31/07	03/16/07	—	—	7,718	—	31,258
	04/16/07	03/16/07	—	—	148,150	—	600,008
	04/24/07	03/16/07	—	—	16,048	—	64,994
	12/31/07	12/15/07	—	—	—	25,000	8,250
Gregory V. Benson			825,000	1,100,000
	04/16/07	03/16/07			117,286	—	475,008
Bruce J. Labovitz			300,000	400,000
	04/24/07	03/16/07	—	—	64,938	—	318,196
	12/31/07	12/15/07	—	—	—	250,000	82,500
Jubal Thompson			112,500	150,000
	03/31/07	03/16/07	—	—	25,070	—	101,534
	12/31/07	12/15/07	—	—	—	100,000	33,000
David Howell			100,000	170,000
	03/31/07	03/16/07	—	—	12,344	—	49,993
	12/31/07	12/15/07	—	—	—	25,000	8,250

(1)	These columns show the range of payouts targeted for 2007 performance under the Comstock Bonus Plan as described in the section titled “Cash Incentive Bonuses” in the Compensation Discussion and Analysis.
(2)	Stock awards for Mr. Clemente include 7,718 shares of restricted stock granted and 25,000 stock options awarded to Tracy Schar, his wife, who serves as the Company’s VP, Corporate Marketing.
(3)	Grants in March and April 2007 represent bonuses related to 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#)(2) Unexercisable	Option Exercise Price($)	Option Expiration Date
Christopher Clemente (3)	25,000	1.00	12/31/17
Gregory V. Benson	—	—	—
Bruce J. Labovitz	250,000	1.00	12/31/17
Jubal Thompson	100,000	1.00	12/31/17
David Howell	25,000	1.00	12/31/17

(1)	No executive officer had any unearned equity awards outstanding as of December 31, 2007.
(2)	The vesting date of each option is listed in the table below by expiration date:

Expiration Date	Vesting Date
12/31/17	12/15/08
12/31/17	12/15/09
12/31/17	12/15/10
12/31/17	12/15/11

(3)	Includes 25,000 stock options issued to Tracy Schar, Mr. Clemente’s wife.

OPTIONS EXERCISED AND STOCK VESTED

	Stock Vested in 2007
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Christopher Clemente (2)	249,936	241,887
Gregory V. Benson	171,991	167,876
Bruce J. Labovitz	354,610	269,119
Jubal Thompson	52,296	47,658
David Howell	16,064	14,299

(1)	Amounts reflect the market value of the stock at the closing of the market on the trading day immediately preceding the date on which the stock vested.
(2)	Includes 9,152 shares to Tracy Schar, his wife, with a value of $6,862.

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

The following table describes the potential payments and benefits to which our executive officers would be entitled upon the happening of the following events: (i) a change of control of Comstock (with no termination of employment) and (ii) a change in the executive’s responsibilities by us. Calculations for this table are based on the following assumptions: (i) the triggering event took place on December 31, 2007 and (ii) bonus amounts are based on the 2007 Net Income Bonus and as a result could be understated for future years.

	Change of Control		Change of Responsibilities
Name	Cash	Acceleration of Stock Awards	Cash	Acceleration of Stock Awards
	$	$	$	$
Christopher Clemente	1,400,000	—	1,400,000	—
Bruce Labovitz	400,000	—	400,000	—
Gregory Benson	825,000	—	825,000	—
Jubal Thompson	200,000	—	200,000	—
David Howell	—	—	—	—

DIRECTORS’ COMPENSATION

We pay each non-employee director an annual retainer fee of $36,000, plus $2,000 for each regular meeting of the Board of Directors attended. We pay our non-employee directors $5,000 to serve on the Audit Committee, $3,000 to serve on the Compensation Committee and $2,000 for each committee meeting attended. The chairman of the Compensation Committee is paid $6,000, the chairman of the Audit Committee is paid $15,000 and the Audit Committee designated financial expert is paid $32,500. All payments to our non-employee directors are paid 50% in cash and 50% in shares of restricted stock based on the stock price at the date of commencement of their term or the date of the annual meeting in the case of members not up for re-election in a given year. Directors are also eligible to participate in our equity incentive plan. We also reimburse our directors for travel and related expenses incurred in connection with attendance at board and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director. In 2007, the Board of Directors elected to receive 100% of their compensation in stock and restricted stock grants.

The following table details the compensation earned by our non-employee directors in 2007:

Name	Fees Earned(1), (3) or Paid in Cash in 2007 ($)	Stock Awards(2) ($)	Total ($)
Norman Chirite	29,273	19,889	49,162
Socrates Verses	29,273	19,889	49,162
Clayton Perfall	55,250	38,103	93,353
David Guernsey	26,500	19,054	45,554
James MacCutcheon	28,500	20,045	48,545
Robert Pincus	28,500	20,045	48,545

(1)	Includes annual retainer fees, committee participation fees and meeting attendance stipends paid in cash or earned in 2007.
(2)	No stock options were granted to non-employee directors in 2007. Prior to 2007, directors have received no stock option grants. The aggregate number of stock awards outstanding at 12/31/07 and their fair value at grant date are shown below:

	Grant Date	Stock Awards Outstanding at 12/31/07 (#)	Grant Price ($)	Grant Date Fair Value of Equity Awards ($)
Norman Chirite	9/12/2007	14,710	1.99	29,273
Socrates Verses	9/12/2007	14,710	1.99	29,273
Clayton Perfall	9/12/2007	27,764	1.99	55,250
David Guernsey	9/12/2007	13,317	1.99	26,500
James MacCutcheon	9/12/2007	14,322	1.99	28,500
Robert Pincus	9/12/2007	14,322	1.99	28,500

(3)	All Director compensation was made in the form of grants of stock and restricted stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2007, our Compensation Committee consisted of Messrs. Chirite, Guernsey and Verses. None of these individuals had any contractual or other relationships with us during the fiscal year except as directors.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	647,000	$1.00	1,240,768

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS AND OFFICERS

The following table sets forth certain information regarding the beneficial ownership of our common stock on April 16, 2008, by (1) each director and named executive officer of our Company, (2) all directors and executive officers of our Company as a group, and (3) each person known by us to own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Class A common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after April 16, 2008, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Class A Common Stock(1)		Class B Common Stock		Beneficial Ownership of Class A and Class B Common Stock Combined
Name of Beneficial Owner	Number	Percent of Class	Number	Percent of Class	Economic (%)	Voting (%)(1)
Executive Officers and Directors
Christopher Clemente (2)	1,625,203	12.0%	1,366,750	50.0%	18.4%	40.6%
Gregory V. Benson (3)	1,235,761	9.1%	1,366,750	50.0%	16.0%	39.8%
Bruce J. Labovitz (4)	415,781	3.1%	—	*	2.6%	*
Jeffrey Dauer	5,000	*		*	*	*
A. Clayton Perfall	51,398	*	—	*	*	*
David M. Guernsey	28,250	*	—	*	*	*
James A. MacCuthcheon	36,845	*	—	*	*	*
Robert P. Pincus (5)	28,454	*	—	*	*	*
Socrates Verses (6)	24,108	*	—	*	*	*
Norman D. Chirite	36,428	*	—	*	*	*
All directors and officers as a group (10 persons)	3,484,228	25.7%	2,733,500	100%	38.3%	81.6%

Other 5% Stockholders
Aegis Financial (7)	1,411,010	10.4%	—	*	8.7%	2.6%
Bonanza Capital, Ltd.(7)	675,000	5.0%	—	*	4.1%	1.2%
Royce & Associates, LLC (7)	1,658,611	12.2%	—	*	10.2%	3.0%

*	Less than 1% of the outstanding shares of common stock
(1)	Does not include shares of Class A common stock issuable upon conversion of Class B common stock. Percentage total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. Each holder of Class B common stock shall be entitled to fifteen votes per share of Class B common stock and each holder of Class A common stock shall be entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be provided in our certificate of incorporation or as required by law. The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis.
(2)	96,243 shares of Class A common stock are held by Mr. Clemente’s wife, Tracy Schar. 69,333 shares of Class A common stock and 1,366,750 shares of Class B common stock are held by FR54, LLC, an entity that is owned by Mr. Clemente and his wife. 5,000 shares are held in various trusts for the benefit Mr. Clemente’s children. Mr. Clemente is the custodian for each trust.

(3)	350,083 shares of Class A common stock and 1,366,750 shares of Class B common stock are held by Clareth LLC, an entity that is wholly owned by Mr. Benson.
(4)	2,472 shares are held in various trusts for the benefit of Mr. Labovitz’s children. Mr. Labovitz is the custodian for each trust.
(5)	9,676 shares are held by RLR Investment Management, LLC, an entity that is owned by Mr. Pincus.
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

COMSTOCK HOMEBUILDING COMPANIES, INC.

	By:	/s/ CHRISTOPHER CLEMENTE
Date: April 30, 2008		Christopher Clemente Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/S/ CHRISTOPHER CLEMENTE Christopher Clemente	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 30, 2008

/S/ GREGORY BENSON Gregory V. Benson	Regional President, Southeast	April 30, 2008

/S/ BRUCE J. LABOVITZ Bruce J. Labovitz	Chief Financial Officer (Principal Financial Officer)	April 30, 2008

/S/ JEFFREY R. DAUER Jeffrey R. Dauer	Chief Accounting Officer (Principal Accounting Officer)	April 30, 2008

/S/ A. CLAYTON PERFAL A. Clayton Perfal	Director	April 30, 2008

/S/ DAVID M. GUERNSEY David M. Guernsey	Director	April 30, 2008

/S/ JAMES A. MACCUTCHEON James A. MacCutcheon	Director	April 30, 2008

/S/ NORMAN D. CHIRITE Norman D. Chirite	Director	April 30, 2008

/S/ ROBERT P. PINCUS Robert P. Pincus	Director	April 30, 2008

/S/ SOCRATES VERSES Socrates Verses	Director	April 30, 2008

By:	/S/ BRUCE J. LABOVITZ	April 30, 2008
Bruce J. Labovitz Attorney-in-Fact

Index to Exhibits

Exhibit Numbers	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002