Form 10-Q
period 2008-03-31
Comstock Homebuilding Companies, Inc.
filed 2008-05-13
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 1, 2008, 15,009,058 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$14,169	$6,822
Restricted cash	5,440	4,985
Receivables	721	370
Due from related parties	91	92
Real estate held for development and sale	203,504	203,860
Inventory not owned - variable interest entities	19,250	19,250
Property, plant and equipment, net	1,361	1,539
Other assets	4,189	22,058

TOTAL ASSETS	$248,725	$258,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$12,832	$21,962
Obligations related to inventory not owned	19,050	19,050
Notes payable	149,317	141,214
Senior unsecured debt	13,438	30,000

TOTAL LIABILITIES	194,637	212,226

Commitments and contingencies (Note 10)
Minority interest	228	231

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 15,128,915 and 15,120,955 issued and outstanding, respectively	151	151
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	156,798	155,998
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(100,677)	(107,219)

TOTAL SHAREHOLDERS’ EQUITY	53,860	46,519

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$248,725	$258,976

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues
Revenue - homebuilding	$15,940	$43,025
Revenue - other	436	3,698

Total revenue	16,376	46,723
Expenses
Cost of sales - homebuilding	13,940	36,867
Cost of sales - other	28	3,624
Impairments and write-offs	832	891
Selling, general and administrative	4,546	8,225

Operating (loss)	(2,970)	(2,884)
Gain on troubled debt restructuring	(8,325)	—
Other (income) expense, net	(1,185)	(344)

Income (loss) before minority interest	6,540	(2,540)
Minority interest	(2)	(1)

Total pre tax income (loss)	6,542	(2,539)
Income taxes benefit	—	(870)

Net income (loss)	$6,542	$(1,669)

Basic earnings (loss) per share	$0.40	$(0.11)
Basic weighted average shares outstanding	16,544	15,888

Diluted income (loss) per share	$0.39	$(0.11)
Diluted weighted average shares outstanding	16,589	15,888

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$6,542	$(1,669)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization and depreciation	178	224
Impairments and write-offs	832	891
Loss on disposal of assets	—	11
Minority interest	(2)	(1)
Gain on troubled debt restructuring	(8,325)	—
Board of Directors compensation	50	—
Amortization of stock compensation	25	591
Deferred income tax	—	896
Changes in operating assets and liabilities:
Restricted cash	(455)	(1,751)
Receivables	(352)	3,124
Due from related parties	1	50
Real estate held for development and sale	(185)	11,725
Other assets	17,869	159
Accounts payable and accrued liabilities	(9,133)	(13,691)
Due to related parties	—	(1,062)

Net cash provided by (used in) operating activities	7,045	(504)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(46)

Net cash (used in) investing activities	—	(46)

Cash flows from financing activities:
Proceeds from notes payable and bridge loan	24,880	43,353
Proceeds from senior unsecured debt	—	30,000
Payments on junior subordinated debt	—	(30,000)
Payments on notes payable, senior unsecured debt and bridge loan	(24,583)	(46,412)
Proceeds from shares issued under employee stock purchase plan	5	27

Net cash provided by (used in) financing activities	302	(3,033)

Net increase (decrease) in cash and cash equivalents	7,347	(3,583)
Cash and cash equivalents, beginning of period	6,822	21,263

Cash and cash equivalents, end of period	$14,169	$17,680

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$290	$1,114
Warrants issued in connection with troubled debt restructuring	$720	$—

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

The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. During 2006, new home sales in our markets began to slow and that trend has continued into 2008, resulting in the impairments discussed in Note 2. In response to these conditions, the Company has significantly reduced selling, general and administrative expenses in order to align our cost structure with the current level of sales activity, slowed land acquisition, delayed land development and construction activities except where required for near term sales and has offered for sale various developed lots and land parcels that the Company believes are not needed based on current absorption rates.

Both the Company and its subsidiaries have secured debt which either matures or has curtailment obligations during 2008 and beyond. In our industry it is customary for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. Since the Company is the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported and cured loan covenant violations, may at some point negatively impact our ability to renew and extend our debt.

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

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company in 2008 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. As a result, the Company evaluated all of its projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in an aggregate 2008 impairment charge of $828 at two projects. Impairment charges are recorded as a reduction in our capitalized land and/or house costs. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales pace. In performing its impairment modeling the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates used by the Company are based on the best information available at the time the estimates are made. If market conditions continue to deteriorate additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

In addition, and from time to time, the Company will write-off deposits it has made for options on land that it has decided not to purchase. These deposits and any related capitalized pre-acquisition feasibility or project costs are written off at the earlier of the option expiration or the decision to terminate the option.

The following table summarizes impairment charges and write-offs for the three months ended:

	March 31, 2008	March 31, 2007
Impairments	$828	$—
Write-offs	4	891

	$832	$891

After impairments and write-offs, real estate held for development and sale consists of the following:

	March 31, 2008	December 31, 2007
Land and land development costs	$86,693	$84,448
Cost of construction (including capitalized interest and real estate taxes)	116,811	119,412

	$203,504	$203,860

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

The Company also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46-R”). This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holder’s returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under FIN 46-R. This requires the Company to compute expected losses and expected residual returns based on the probability of future cash flows as outlined in FIN 46-R. This calculation requires substantial management judgments and estimates. In addition, because the Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land, the Company does not have the ability to compel these development entities to provide financial or other data to assist the Company in the performance of the primary beneficiary evaluation.

The Company has evaluated its fixed price purchase agreement and has determined that it is the primary beneficiary of that entity. As a result, at March 31, 2008 and December 31, 2007, the Company consolidated one entity in the accompanying consolidated balance sheets. The effect of the consolidation was the inclusion of $19,250 in “Inventory not owned-variable interest entities” with a corresponding inclusion of $19,050 (net of land deposits paid of $200) to “Obligations related to inventory not owned.” Creditors, if any, of this variable interest entity have no recourse against the Company.

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

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$1,537	$1,669
Additions	180	232
Releases and/or charges incurred	(186)	(209)

Balance at end of period	$1,531	$1,692

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

5. CAPITALIZED INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate held for development and sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate held for development and sale are expensed as a component of cost of sales as related units are sold. The following table is a summary of interest incurred and capitalized. It does not include $601 and $0 of interest expensed in the period incurred during the three months ended March 31, 2008 and 2007, respectively, for projects that are currently considered inactive.

	Three Months Ended March 31,
	2008	2007
Total interest incurred and capitalized	$2,674	$6,430

Interest expensed as a component of cost of sales	$(1,125)	$(4,014)

6. EARNINGS (LOSS) PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Basic earnings (loss) per share
Net income (loss)	$6,542	$(1,669)

Basic weighted-average shares outstanding	16,544	15,888

Per share amounts	$0.40	$(0.11)

Dilutive earnings (loss) per share
Net income (loss)	$6,542	$(1,669)

Basic weighted-average shares outstanding	16,544	15,888
Stock options and restricted stock grants	—	—

Dilutive weighted-average shares outstanding	16,589	15,888

Per share amounts	$0.39	$(0.11)

During the three months ended March 31, 2008, 99 shares were excluded from the diluted shares outstanding because inclusion would have been anti-dilutive.

Comprehensive income

For the three months ended March 31, 2008 and 2007, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

7. ACQUISITIONS

On January 19, 2006, the Company acquired all of the issued and outstanding capital stock of Parker Chandler Homes, Inc., a homebuilder in the Atlanta, Georgia metropolitan market, for a cash purchase price of $10,400 (including transaction costs) and the assumption of $63,800 in liabilities. The results of Parker Chandler Homes are included in the accompanying financial statements starting January 19, 2006. The Company accounted for this transaction in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). Approximately $700 of the purchase price was allocated to intangibles with a weighted average life of 4.6 years. The intangibles are related to the Parker Chandler trade name, employment and non-compete agreements entered into with certain selling shareholders. The remainder of the purchase price was allocated to real estate held for development and sale and land option agreements. There was no goodwill associated with the transaction.

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

8. INCOME TAX

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

For the three months ended March 31, 2008, the Company generated taxable income of approximately $12,600 for federal and state tax purposes. The $12,600 of taxable income is comprised of the $6,542 of net income and approximately $6,000 of additional taxable income resulting from temporary timing differences related to the gain on the troubled debt restructuring (see Note 13). However, the Company is projecting a tax loss for 2008 based principally on the realization of current year tax deductions from prior year impairment charges. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at March 31, 2008.

The Company’s income tax (benefit) expense consists of the following as of March 31:

	2008	2007
Current:
Federal	$—	$(1,490)
State	—	(277)

	—	(1,767)
Deferred:
Federal	(588)	640
State	(109)	121

	(697)	761
Other
Valuation allowance	697	—
Tax shortfall related to the vesting of certain equity awards	—	136

Total income tax (benefit) expense	$—	$(870)

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at March 31, 2008 and December 31, 2007 were as follows:

	2008	2007
Deferred tax assets:
Inventory	$26,662	$26,632
Warranty	508	560
Investment in Affiliates	38	38
Net operating loss and tax credit carry forwards	862	2,543
Cancellation of debt	2,321	—
Accrued expenses	600	531
Stock based compensation	(204)	(273)

	30,787	30,031
Less—valuation allowance	(29,905)	(29,209)

Net deferred tax assets	882	822

Deferred tax liabilities:
Depreciation and amortization	(882)	(822)

Net deferred tax liabilities	(882)	(822)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

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

The Company adopted the provisions of FIN 48 as of January 1, 2007. As a result of this adoption, the Company recorded a benefit to the opening accumulated deficit in the amount of $1,663. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense. At March 31, 2008, the Company had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2007	$77
Additions for tax positions related the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance as of March 31, 2008	$77

The unrecognized tax benefits of $77 at March 31, 2008, would not reduce our annual effective tax rate if recognized. The Company has accrued interest and recorded a liability of $77 related to these unrecognized tax benefits during 2008. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

9. STOCK REPURCHASE PROGRAM

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1,000 shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the three months ended March 31, 2007, the Company repurchased an aggregate of 70,300 shares of Class A common stock for a total of $678 or $9.65 per share. There were no shares repurchased for the three months ended March 31, 2008 and the Company has no immediate plans to repurchase any additional shares under the existing authorization.

10. COMMITMENTS AND CONTINGENCIES

Litigation

In accordance with the provisions of its sales agreements, the Company’s subsidiary retained the earnest money purchase deposits from Eclipse project buyers who defaulted on their obligation to settle. Certain buyers are seeking to obtain a refund of their forfeited deposits and have filed a series of lawsuits and arbitration claims commencing on or around June 28, 2007. Disputed deposits in an aggregate amount of approximately $787 remain in a segregated escrow account and are included in the accompanying financial statements as restricted cash as of March 31, 2008. For the three months ended March 31, 2008, the Company recognized $1,018 of income from forfeited earnest money purchase deposits from Eclipse buyers. This income is reported on the other (income) expense line in the statement of operations. The Company has filed counterclaims against the majority of the Eclipse buyers in the referenced actions.

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

On February 29, 2008, a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”), received notices of acceleration and foreclosure from Haven Trust Bank (Lender) pursuant to existing acquisition and construction credit facilities at its Gates of Luberon project. The aggregate outstanding balance of the indebtedness was approximately $5,221 as of the date of the notices. The notices were issued after maturity of the indebtedness and Mathis Partners’ inability to negotiate an extension of the credit facilities with Lender pursuant to terms and conditions Mathis Partners deemed satisfactory. On March 31, 2008, Mathis Partners, the special purpose entity that owns the Gates of Luberon project, filed a Chapter 11 reorganization, prohibiting a scheduled foreclosure sale of the Lender’s collateral in the Gates of Luberon project from taking place. Mathis Partners is in the process of submitting a reorganization plan for court approval. In April 2008, the Lender filed a separate collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness. Regardless of the outcome of the reorganization process by Mathis Partners, the Company may nevertheless be held responsible for the outstanding balance of the indebtedness through the collection action against the Company.

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At March 31, 2008 the Company has issued $4,284 in letters of credit and $11,820 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

11. RELATED PARTY TRANSACTIONS

In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C. (now known as 11465 SH-I, LC), an affiliate of our Predecessor in which executive officers of the Company, Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. On September 30, 2004, the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity wholly owned by Christopher Clemente. Total payments made under this lease agreement were $142 as of December 31, 2004. On August 1, 2005, the lease agreement was amended for an additional 8.4 square feet. On March 31, 2007 the lease agreement was amended decreasing the total square footage from 29.0 to 24.1 and extending the term for two additional years. In October 2007, the lease agreement was amended decreasing the total square footage from 24.1 to 17.1 and extending the term to four years through September 2011. For the three months ended March 31, 2008 and 2007, total payments made under this lease agreement were $148 and $192, respectively.

In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at the Company’s Belmont Bay developments. The Company paid $0 and $1,897 to this construction company during the three months ended March 31, 2008 and 2007, respectively.

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology and website consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. During the three months ended March 31, 2008 and 2007, the Company paid $114 and $206, respectively, to I-Connect.

During the three months ended March 31, 2007, the Company entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by the Company when purchasing a home or having one built by the Company. Sales of homes to employees for investment purposes do not qualify for any cost benefits. The Company did not enter into any sales contracts to employees during the first three months of 2008.

In September 2005, Comstock Foundation, Inc. was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five-person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. The Company also provides bookkeeping services to Comstock Foundation at no charge. During the three months ended March 31, 2008 and 2007 the Company donated $0 and $0, respectively, to Comstock Foundation.

In February 2008, the Company entered into a Loan and Security Agreement with Stonehenge Funding, LC, a wholly-owned subsidiary of Comstock Asset Management, an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company. The loan in the amount of $4,000 was secured by the Company’s anticipated federal income tax refund for tax year 2007. Terms of the loan included interest-only payments at a fixed rate of 12% per annum and an origination fee paid by the Company to Stonehenge Funding at closing of the loan totaling $200. Also participating in the loan were Gregory Benson ($500) and Tracy Schar ($1,500). In March 2008, the Company received its federal income tax refund and used a portion of the refund to pay off the loan. Total interest payments of $16 were made to Stonehenge Funding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

12. SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for the manner in which companies report information about operating segments. The Company determined it provides one single type of business activity, homebuilding, which operates in multiple geographic or economic environments. In addition, as a result of the Company’s acquisitions in Georgia and North Carolina, which became fully integrated in the fourth quarter of 2006, the Company modified how it analyzes its business during the fourth quarter of 2006. As such, the Company has determined that its homebuilding operations now primarily involve three reportable geographic segments: Washington DC Metropolitan Area, Raleigh, North Carolina, and Atlanta, Georgia. The aggregation criteria are based on the similar economic characteristics of the projects located in each of these regions.

The table below summarizes revenue and income (loss) before income taxes for each of the Company’s geographic segments (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Washington DC Metropolitan Area	$6,498	$33,862
Raleigh, North Carolina(a)	6,474	8,590
Atlanta, Georgia(b)	3,404	4,271

Total	$16,376	$46,723

Operating (loss) income
Washington DC Metropolitan Area	$(540)	$3,195
Raleigh, North Carolina	422	(189)
Atlanta, Georgia	(1,597)	(1,516)

Segment operating (loss) income	(1,715)	1,490

Corporate expenses unallocated	(1,255)	(4,374)

Total operating (loss) income	(2,970)	(2,884)

Other income	9,510	344
Minority interest expense	2	1

Income (loss) before income taxes	$6,542	$(2,539)

The following table summarizes impairment and write-offs by segment. These expense amounts are included in the segment operating income (loss) as reflected in the table above.

	March 31, 2008	March 31, 2007
Washington DC Metropolitan Area	$4	$357
Raleigh, North Carolina	—	—
Atlanta, Georgia	828	534

	$832	$891

The table below summarizes total assets for each of the Company’s segments at March 31, 2008 and December 31, 2007:

	2008	2007
Total Assets
Washington DC Metropolitan Area	$154,855	$150,593
Raleigh, North Carolina	25,729	28,514
Atlanta, Georgia	49,107	50,888
Corporate	19,034	28,981

Total assets	$248,725	$258,976

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

13. TROUBLED DEBT RESTRUCTURING

On March 14, 2008, the Company executed an option to restructure its $30,000 senior unsecured note. In connection therewith, the Company made a $6,000 principal payment to the noteholder and executed an amended and restated indenture with the noteholder with a new principal balance of $9,000 and a revised term of 5 years. The Company also issued the noteholder a warrant to purchase 1,500 shares of Class A common stock at $0.70 per share. In exchange the noteholder agreed to cancel $15,000 of the original outstanding principal balance.

This transaction has been accounted for as a troubled debt restructuring modification of terms pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at its principal amount plus the total estimated future interest payments of $13,438.

Calculated in accordance with SFAS 15, the gain resulting from the execution of the amended and restated indenture was determined as follows:

Cash paid (including prepayment of interest through December 31, 2008)	$6,651
Issuance of warrants, at fair value	720
Amended and restated indenture, principal plus future interest payments	13,438
Transaction costs	172

Total consideration	20,981
Amount outstanding under original indenture	(30,000)
Interest accrued under original indenture	(599)
Unamortized loan fees	1,293

Gain on troubled debt restructuring	$(8,325)

On both a basic and diluted income per share basis the gain was $0.50 for the three months ended March 31, 2008.

14. SUBSEQUENT EVENTS

In April 2007, the Company entered into a loan modification agreement with M&T Bank which extended the maturity date of the Commons at Potomac Square acquisition and construction facility. This extension expires on June 1, 2008.

In April 2007, the Company extended an agreement with Wachovia to temporarily reduce the maximum allowable under its revolving borrowing base facility to $30.0 million and reset the aging date of certain projects in the borrowing base. This agreement expired on April 30, 2008.

On May 1, 2008 the Company’s $4.3 million loan facility with Bank of America relating to its Highland Avenue project matured. The Company is in discussions with Bank of America regarding an extension of the facility.

On May 5, 2008 the Company’s $3.2 million loan facility with RBC relating to its Post Preserve project matured. The Company is in discussions with RBC regarding an extension of the facility.

On April 12 and April 30, 2008 the Company’s $4.4 and $0.7 million facilities with BB&T relating to the Settingdown Circle and James Road projects matured. The Company is in discussions with BB&T regarding extensions for these facilities.

15. CREDIT FACILITIES

A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 175 to 600 basis points over the LIBOR rate and from 25 to 295 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At March 31, 2008, the one-month LIBOR and prime rates of interest were 2.70% and 5.25%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 4.45% to 9.72%. During the first quarter of 2008 these rates have been significantly reduced. For information regarding risks associated with our level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

In the past we have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities and numerous lenders.

On May 26, 2006 we entered into $40 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and letters of credit. Funding availability will be limited to compliance with a borrowing base and facility covenants. As of March 31, 2008, $26.1 million was outstanding with this facility. In February 2007 we entered into a Forbearance Agreement with the lender which reduced the covenants and eliminated the ability of the lender to claim an event of default as a result of non-compliance with the financial covenants of the original loan. The Forbearance Agreement runs through April 2008.

On May 4, 2006 we closed on a $30 million Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 we retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30.0 million Senior Unsecured Note Offering with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by the lender’s creditor(s). As discussed in Note 13 to the accompanying notes to the consolidated financial statements, on March 14, 2008, we executed an option to restructure the $30.0 million unsecured note. In connection therewith, we made a $6.0 million principal payment to the lender and executed an amended and restated indenture with a new principal balance of $9.0 million loosened financial covenants and a revised term of 5 years. We also issued the lender a warrant to purchase 1.5 million shares of Class A common stock at $0.70 per share. In exchange the lender agreed to cancel $15.0 million of the outstanding principal balance. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount plus the total estimated future interest payments of $4.4 million over the remaining life of the notes at March 31, 2008.

As of March 31, 2008 we had $10.0 million outstanding to M&T Bank. Under the terms of the loan agreements, we are required to maintain certain financial covenants. In March 2007 we entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. On October 25, 2007 we entered into loan modification agreements which extended maturities and provided for a forbearance with respect to all financial covenants. The forbearance is effective through March 31, 2008.

In December 2005 we entered into a $147.0 million secured, limited recourse loan with Corus Bank related to our Eclipse project. Under the terms of the loan there was a single deed of trust covering two loan traunches. The two traunches had varying interest rates with Traunche A at LIBOR plus 375 basis points and Traunche B at 16.0%. This loan was paid in full in March 2008.

In March 2008 we entered into the new loan with KeyBank that refinanced an approximately $2.8 million loan with KeyBank and a $22.5 million loan with Corus Bank. Under the terms of the new loan facility all financial covenants were eliminated. As of March 31, 2008, we had $37.6 million outstanding to Key Bank under the new, now single secured facility.

As of March 31, 2008 we had approximately $32.7 million outstanding to BB&T relating to multiple loan facilities. At March 31, 2008 four of the loans with aggregate outstanding of $8.5 million had matured.

In February 2007 we entered into a $28.0 million secured, three-year limited recourse loan with Guggenheim Capital Partners related to our Penderbrook project. Under the terms of the loan the borrower (Comstock Penderbrook, LLC) distributed $11.0 million of the proceeds to Comstock and established a $2.5 million cash interest escrow to provide for interest costs in excess of the net operating income being generated by the temporary rental operations at the project. Under the terms of the loan there are two traunches, Traunche A at three month LIBOR plus 400 basis points and Traunche B at three month LIBOR plus 600 basis points. There are no financial covenants associated with this loan other than preset minimum unit settlements at quarterly intervals. As of March 31, 2008 our outstanding balance under the Tranche A portion of the loan was $0.8 million and the Tranche B portion of the loan was $14.0 million.

On May 31, 2007 we entered into a $4.5 million secured revolving credit facility with First Charter Bank. The loan matures on June 10, 2008 bearing an interest rate of Prime plus 0.25% per annum. There are no financial covenants associated with this loan. As of March 31, 2008 we had $1.3 million outstanding on the loan. The loan allows for one (1) six-month extension.

At March 31, 2008 we had approximately $5.3 million outstanding with Regions Bank under multiple secured master loan agreements. The loans all mature on January 9, 2009. There are no financial covenants associated with these loans.

On June 28, 2007 we entered into various loan modification agreements with Bank of America securing the then remaining $4.6 million balance of our $15.0 million unsecured revolver, extending the curtailment schedule of the unsecured revolver and extending the maturities of our Atlanta debt facilities into 2008. There are no financial covenants associated with these loans. At March 31, 2008 we had approximately $9.2 million outstanding with Bank of America.

At March 31, 2008 we had $1.8 million outstanding on a seller funded loan related to, but not secured by, our Beacon Park at Belmont Bay 8&9 and River Club II projects. The loan matured but remains unpaid. We are in discussions with the lender, who is also the project’s developer, regarding loan modifications and other project related contract modifications.

In May 2006 we entered into $6.8 million loan facility with Haven Trust Bank in Atlanta related to our Gates at Luberon project. The loan matured in November 2007. Haven Trust was not willing to grant an extension on terms we felt were reasonable so this loan is now in default. We are in the process of negotiating with Haven Trust Bank regarding this disputed facility. At March 31, 2007 we had $4.8 million outstanding under this disputed facility. Haven Trust initiated foreclosure proceedings. We protected our equity in the project by seeking bankruptcy protection for the entity which owns Gates at Luberon.

From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of March 31, 2008, there were no outstanding variable rate unsecured loans. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.

Many of our loan facilities contain Material Adverse Effect clauses which, if invoked, could create an event of default under the loan. In the event all our loans were deemed to be in default as a result of a Material Adverse Effect, our ability to meet our capital and debt obligations would be compromised and we would not be able to continue operations without bankruptcy protection.

Our senior management continues to work closely with its lenders on both temporary and permanent modifications to our lending facilities. These modifications are principally related to financial covenants and maturity dates. During the course of 2008, we will be seeking to standardize or eliminate financial covenants among the lenders with whom it has existing covenants. We will also continue to work with its lenders to extend the maturities and associated cash obligations of its facilities. We cannot at this time provide any assurances that it will be successful in these efforts. In the event we are not successful we may not be able to continue operations without court imposed protections.

16. CHANGE IN ACCOUNTING ESTIMATES

The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized in the valuation of real estate held for development and sale, valuation of deferred tax assets, contingent liabilities, capitalization of costs, consolidation of variable interest entities, warranty reserves and incentive compensation accruals.

During the three months ended March 31, 2008, the Company recognized a reduction in selling, general and administrative expense of approximately $1,417 related to the amount accrued at December 31, 2007 for 2007 employee incentive compensation payments. This transaction was a change in estimate due to the fact that after the completion and filing of the Company’s form 10-K for the year ended December 31, 2007, the Company’s CEO, with the approval of the Compensation Committee of the Board of Directors, determined to forgo paying 2007 performance based bonuses. Instead, the Company elected to pay bonuses to retain key employees through 2008 and executives through 2009. The new facts and circumstances that came to light subsequent to the filing of form 10-K led management to conclude that this was a change in an accounting estimate. Accordingly, management has accounted for the change in estimate in the current period in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes thereto appearing elsewhere in the this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2007, appearing in our Annual Report on Form 10-K for the year then ended (the “2007 Form 10-K”).

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the Washington, D.C. and Raleigh, North Carolina and Atlanta, Georgia real estate and home building markets; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Form 10-K filed for the fiscal year ended December 31, 2007. Our actual results could differ materially from these projected or suggested by the forward-looking statements.

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

As a result of deteriorating market conditions we have adjusted certain aspects of our business strategy. In 2008 we have continued to focus our energy on repositioning projects, reducing debt, reducing costs, managing liquidity, renegotiating loans with current period maturities, refinancing projects and enhancing our balance sheet. We have cancelled or postponed plans to start several new projects. As a result we have purchased very little new land over the past 18 months. We have sold certain land and other assets and taken steps to significantly reduce our inventory of homes as well. Until market conditions stabilize we will continue to focus on working through the land inventory that we currently own. This will include continuing efforts to sell certain land parcels where we believe it is the best strategy relative to that particular asset. However, the cyclical nature of our industry tends to create opportunities to acquire properties at reduced costs. Under the right circumstances, when our financial condition warrants, we would consider acquiring new development opportunities.

While we have always preferred to purchase finished building lots that are developed by others we have also been active in entitling and developing land for many of our home building projects. We believe it is important to have the capabilities to manage the entitlement and development of land in order to position us to be able to recognize opportunities to enhance the value of the real estate we develop and to be opportunistic in our approach to acquisitions. Nonetheless, our interest in acquiring new development projects will be focused on finished building lots until market conditions and circumstances warrant otherwise.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

In addition, our business has included the development, redevelopment (condominium conversions) and construction of residential mid-rise and high-rise condominium complexes. The majority of our multi-family projects are in our core market of the greater Washington, D.C. area. We believe that the demographics and housing trends in the Washington, DC area will continue to produce demand for high density housing and mixed-use developments. In Raleigh, North Carolina and Atlanta, Georgia, we are currently focused on lower density housing such as single family homes and townhomes. In order to reduce the cost associated with carrying our condominium inventory in the Washington, DC region we operate certain of our multi-family projects as rental properties. This provides us regular cash flow which we use to offset the carry costs associated with the applicable multi-family assets. In addition, we believe the value of the assets will be enhanced when market conditions stabilize or improve.

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

Our general business strategy is to focus on for-sale residential real estate development opportunities in the southeastern United States that afford us the ability to produce products at price points where we believe there is significant and consistent long-term demand for new housing. Recognizing that the housing industry is cyclical in nature and that current challenging market conditions may take time to stabilize, we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet and positioning us for future growth and profitability when market conditions improve. In connection with this strategy, we have adopted a conservative approach to land acquisition and capital investment, which favors acquisition of finished building lots, and have postponed previous plans for continued market expansion. We remain committed to disposing of assets that do not allow for adequate return on invested capital. We believe that this approach enhances our ability to manage through challenging market conditions and better positions us to take advantage of attractive opportunities in our core markets as market conditions improve. In today’s real estate market our general operating business strategy has the following key elements:

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

At March 31, 2008, we either owned or controlled under option agreements approximately 2,500 building lots. The following table summarizes certain information related to new orders, settlements, and backlog for the three month period ended March 31, 2008 and 2007:

	Three months ended March 31, 2008
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	23	18	9	50
Cancellations	4	8	4	16
Net new orders	19	10	5	34
Gross new order revenue	$8,159	$4,194	$2,773	$15,125
Cancellation revenue	$1,379	$2,726	$955	$5,060
Net new order revenue	$6,780	$1,467	$1,818	$10,065
Average gross new order price	$355	$233	$308	$302
Settlements	16	22	10	48
Settlement revenue - homebuilding	$6,062	$6,474	$3,404	$15,940
Average settlement price	$379	$294	$340	$332
Backlog units	16	27	14	57
Backlog revenue	$4,529	$7,915	$4,646	$17,090
Average backlog price	$283	$293	$332	$300

	Three months ended March 31, 2007
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	79	32	34	145
Cancellations	58	7	9	74
Net new orders	21	25	25	71
Gross new order revenue	$25,137	$7,956	$10,751	$43,844
Cancellation revenue	$23,076	$2,127	$2,570	$27,773
Net new order revenue	$2,061	$5,829	$8,181	$16,071
Average gross new order price	$318	$249	$316	$302
Settlements	95	22	14	131
Settlement revenue - homebuilding	$33,740	$5,039	$4,246	$43,025
Average settlement price	$355	$229	$303	$328
Backlog units	211	49	25	285
Backlog revenue	$92,957	$15,438	$8,656	$117,051
Average backlog price	$441	$315	$346	$411

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We currently have communities under development in multiple counties throughout the markets we serve. The following table summarizes certain information for our current and planned communities as of March 31, 2008:

	As of March 31, 2008
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue to Date
Status: Active (1)
Allen Creek	GA	SF	26	23	—	3	—	$204,987
Arcanum	GA	SF	34	22	3	9	—	$377,146
Brentwood Estates	GA	SF	31	21	—	10	—	$138,311
Falling Water	GA	SF	22	16	1	5	—	$425,139
Gates at Luberon	GA	SF	31	3	1	27	—	$582,444
Glenn Ivey	GA	SF	65	16	3	46	—	$229,245
Highland Station	GA	SF	105	40	—	65	—	$279,094
James Road	GA	SF	49	6	4	39	—	$332,494
Maristone	GA	SF	40	18	—	22	—	$320,889
Senators Ridge	GA	SF	61	25	1	35	—	$246,877
Wyngate	GA	SF	28	3	1	24	—	$397,743

Sub-Total / Weighted Average (4)			492	193	14	285	—	$286,160

Emerald Farm	MD	SF	84	78	—	6	—	$452,347

Sub-Total / Weighted Average (4)			84	78	—	6	—	$452,347

Allyn’s Landing	NC	TH	108	76	10	22	—	$237,948
Brookfield Station	NC	SF	62	8	5	49	—	$224,922
Haddon Hall	NC	Condo	90	15	—	75	—	$175,383
Holland Road	NC	SF	81	11	5	65	—	$451,656
Kelton at Preston	NC	TH	56	55	1	—	—	$308,840
North Farm	NC	SF	47	44	—	3	—	$181,802
Providence-SF	NC	SF	58	19	4	35	—	$194,677
Riverbrooke	NC	SF	66	45	1	20	—	$167,035
Wakefield Plantation	NC	TH	77	48	1	28	—	$489,552
Wheatleigh Preserve	NC	SF	28	18	—	10	—	$279,204

Sub-Total / Weighted Average (4)			673	339	27	307	—	$272,443

Barrington Park	VA	Condo	148	—	—	148	—	n/a
Commons on Potomac Sq	VA	Condo	191	77	4	110	—	$238,479
Commons on Williams Sq	VA	Condo	180	130	5	45	—	$343,448
Penderbrook	VA	Condo	424	300	1	123	—	$257,258
River Club at Belmont Bay 5	VA	Condo	84	84	—	—	—	$446,133
River Club II	VA	Condo	112	—	2	110	—	$300,177
The Eclipse on Center Park	VA	Condo	465	346	4	115	—	$396,260
Woodlands at Round Hill	VA	SF	46	28	—	18	—	$745,169

Sub-Total / Weighted Average (4)			1,650	965	16	669	—	$347,348

Total Active			2,899	1,575	57	1,267	—	$327,807

Status: Development (1)
Highland Avenue	GA	SF	28	—	—	28	—	n/a
Post Road	GA	SF	60	—	—	60	—	n/a
Post Road II	GA	TH	62	—	—	62	—	n/a
Settingdown Circle	GA	SF	172	—	—	172	—	n/a
Shiloh Road I	GA	SF	60	—	—	60	—	n/a
Tribble Lakes	GA	SF	167	—	—	167	—	n/a

Sub-Total / Weighted Average (4)			549	—	—	549	—	n/a

Massey Preserve	NC	SF	187	—	—	187	—	n/a
Providence-TH	NC	TH	18	—	—	18	—	n/a

Sub-Total / Weighted Average (4)			205	—	—	205	—	n/a

Beacon Park at Belmont Bay 8&9	VA	Condo	488	—	—	—	488	n/a
Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total / Weighted Average (4)			535	—	—	47	488	n/a

Total Development			1,289	—	—	801	488	n/a

Total Active & Development			4,188	1,575	57	2,068	488	$327,807

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not opened for sales.
(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	“Weighted Average” means the weighted average new order sale price.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Orders, cancellations and backlog

Gross new order revenue for the three months ended March 31, 2008 decreased $28.7 million, or 65.5%, to $15.1 million on 50 homes as compared to $43.8 million on 145 homes for the three months ended March 31, 2007. Net new order revenue for the quarter ended March 31, 2008 decreased $6.0 million, or 37.4%, to $10.1 million on 34 homes as compared to $16.1 million on 71 homes for the quarter ended March 31, 2007. The 95-unit decrease in gross new orders and the 37-unit decrease in net new orders are attributable to both reduced inventory for-sale at our Eclipse project and current market conditions in the homebuilding industry which are characterized by a general excess supply of homes available for sale and reduced buyer confidence.

Average gross new order revenue per unit was unchanged at $302,000 for the three months ended March 31, 2008 as compared to $302,000 for the three months ended March 31, 2007.

For the three months ended March 31, 2008 we experienced 16 order cancellations totaling $5.1 million of cancellation revenue as compared to 74 orders totaling $27.8 million for the comparable period in 2007. Cancellations in the first quarter of 2008 were spread amongst our various communities with only one community having three cancellations and the rest having two or fewer. This is in contrast to the first quarter of 2007 where most cancellations occurred in the greater Washington, DC market where we experienced 58 cancellations. This included 12 Company-initiated cancellations for approximately $3.8 million of cancellation revenue at our Barrington Park Condominiums where we decided to temporarily manage the project as a rental condominium community while we determine the best use for the property. At the Eclipse project in the Washington, DC market, we experienced 36 cancellations for $16.3 million of cancellation revenue in the first quarter of 2007 which were mostly related to contracts entered into in 2004. Of these 36 cancellations, eight were cases where the contract buyer cancelled an existing contract in connection with entering into a new contract for a different unit at the Eclipse.

Our cancellation rate for the three months ended March 31, 2008 was 32.0% on 50 gross new orders compared to cancellation rate of 51.0% on 145 gross new orders for the comparable period in 2007. The cancellation rate in the greater Washington, DC market was 17.4%, or 4 cancellations on 23 gross new orders. In the Raleigh market our cancellation rate was 44.4%, or 8 cancellations on 18 gross new orders, and in the Atlanta market our cancellation rate was 44.4%, or 4 cancellations on 9 gross new orders. Cancellation rates in general are being fueled by the tightening of the mortgage credit markets and by extended selling periods for resale homes. Our buyers’ inabilities to obtain mortgage financing and/or to resell their homes are significant contributors to cancellations. We believe that the high rate of cancellations in our Atlanta and Raleigh markets was the result of reduced consumer confidence, extended listing times for resales, and first-time buyer orientation of our products and the typical lack of credit history of these buyers.

Our backlog at March 31, 2008 decreased $100.0 million, or 85.4%, to $17.1 million on 57 homes as compared to our backlog at March 31, 2007 of $117.1 million on 285 homes. The reduction of backlog is a direct result of the commencement of deliveries at the East Tower of our Eclipse project in June 2007 and is indicative of the generally slow market conditions in the homebuilding industry.

Revenue

The number of homes delivered for the three months ended March 31, 2008 decreased by 63.4%, or 83 homes, to 48 as compared to 131 homes for the three months ended March 31, 2007. The reduction in new home deliveries was largely attributable to 58 settlements at our Eclipse project during the first quarter of 2007 for units pre-sold in prior years as compared to 9 units settled at the Eclipse thus far in 2008. Average revenue per home delivered increased by approximately $4,000 or 1.2% to $332,000 for the three months ended March 31, 2008 as compared to $328,000 for the three months ended March 31, 2007.

Revenue from homebuilding decreased by $27.1 million, or 63.0%, to $15.9 million for the three months ended March 31, 2008 as compared to $43.0 million for the three months ended March 31, 2007. This reduction in revenue from homebuilding is attributable to lower overall volume of unit settlements which is in part the result of a smaller backlog of units at the Eclipse at the beginning of the quarter.

Other Revenue

Other revenue for the three months ended March 31, 2008 decreased by $3.3 million, or 89.2%, to $0.4 million, as compared to $3.7 million for the three months ended March 31, 2007. Other revenue for the three months ended March 31, 2008 consists of rental revenue from our Penderbrook and Barrington Park communities. Other revenue during the first quarter of 2007 is primarily attributable to $3.5 million of revenue recognized on the sale of 55 finished lots from our Massey Preserve project in North Carolina. We consider revenue to be from homebuilding when there is a structure built or being built on the lot when delivered. Sales of lots occur, and are included in other revenues, when we sell raw land or finished home sites in advance of any home construction.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cost of Sales and Cost of Sales Other

Cost of sales for the three months ended March 31, 2008 decreased by $23.0 million, or 62.3%, to $13.9 million, or 87.4% of homebuilding revenue, as compared to $36.9 million, or 85.8% of revenue, for the three months ended March 31, 2007.

Cost of sales other for the three months ended March 31, 2008 was $28,000 as compared to $3.6 million for the three months ended March 31, 2007. Cost of sales other for the three months ended March 31, 2007 primarily includes land cost associated with the above-mentioned lot sales at Massey Preserve where we sold 55 finished lots to a third party.

Impairments and write-offs

As discussed in Note 2 in the accompanying notes to the consolidated financial statements, we recorded impairment and write-off charges of $0.8 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively. Impairments in the first quarter of 2008 consisted of two communities in the greater Atlanta area. Based on management’s assessment of current market conditions and estimates for the future, we believe there are no additional impairments warranted at this time. However, if market conditions deteriorate or actual costs are higher than budgeted, we would be required to re-evaluate the recoverability of our real estate held for development and sale and may incur additional impairment charges. Impairments and write-offs for the first quarter of 2007 included a write-off of $357 as a result of selling our interest in North Shore and adjusting amounts owed to net realizable value.

Selling, general and administrative

Selling general and administrative expenses for the three months ended March 31, 2008 decreased $3.7 million or 45.1% to $4.5 million, as compared to $8.2 million for the three months ended March 31, 2007. Reductions of salary and bonus expenses contributed $2.2 million of the decrease due to the reduction in sales commissions paid on Eclipse settlements and a continued initiative to make strategic cuts in personnel and personnel related costs. Other significant reductions include: $0.5 million of non-cash employee stock compensation expense, $0.7 million of consulting expense, $0.3 million of office/model and office/model related expense, and $0.2 million of accounting and audit fees. Selling general and administrative expenses represented 27.8% and 17.6% of total revenue for the three months ended March 31, 2008 and 2007, respectively. Despite the reductions in selling general and administrative expenses, the percentage of revenue comparison increased due to a steep decline in revenue for the first quarter of 2008 compared to the same period in 2007.

Operating loss

Operating loss for the three months ended March 31, 2008 increased $0.1 million to $(3.0) million as compared to $(2.9) million for the three months ended March 31, 2007. Operating margin for the three months ended March 31, 2008 was (18.3%) as compared to (6.2%) for the three months ended March 31, 2007. The decrease in operating margin is attributable both to increases in cost of goods sold and write-offs as discussed above and reduced revenue from fewer settlements. A breakdown of operating (loss) income by segment is provided in Note 12 in the accompanying notes to the consolidated financial statements.

Other (income) expense, net

Other (income) expense, net for the three months ended March 31, 2008 increased by $0.9 million to $1.2 million as compared to $0.3 million for the three months ended March 31, 2007. The increase in other income is attributable to increased interest income and additional income resulting from buyers canceling sales contracts and forfeiting their earnest money deposits.

Income taxes

Income tax (benefit) for the three months ended March 31, 2008 was $0 compared to $(0.9) million for the three months ended March 31, 2007. Our combined effective tax rate including both current and deferred provisions for the three months ended March 31, 2008 and 2007 was 0% and 34.3%, respectively. As discussed in Note 8 in the accompanying notes to the consolidated financial statements, we generated taxable income for federal and state tax purposes of approximately $12.6 million during the three months ended March 31, 2008. This $12.6 million of taxable income is comprised primarily of the $6.5 million of net income and approximately $6.0 million of taxable income resulting from timing differences associated with the troubled debt restructuring (see Note 13 in the accompanying notes to the consolidated financial statements). However, since we are projecting a tax loss for the full year 2008, an effective tax rate of zero was assumed in calculating the current income tax (benefit) expense at March 31, 2008.

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

In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital availability than would be required if we built each project with long-term amortizing debt. At March 31, 2008 we had approximately $162.8 million of outstanding indebtedness and $14.2 million of unrestricted cash.

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

Our overall borrowing capacity may, from time to time, be constrained by loan covenants which require maximum loan-to-value ratios, minimum ratios of interest to EBITDA, minimum tangible net worth, and maximum ratios of total liabilities to total equity. Our non-compliance with certain of these covenants have, for the period ending March 31, 2008, been waived in one form or another. There is no assurance that either we will return to compliance in the future or that our banks will continue to provide us waivers of our covenants. In the event our banks discontinue funding, accelerate the maturities of their facilities or refuse to renew the facilities at maturity we could experience an unrecoverable liquidity crisis in the future. While we can make no assurances to this effect, we currently believe that internally generated cash advances available under our credit facilities, refunds of income taxes paid in prior years, refinancing of existing underleveraged projects and access to public debt and equity markets will provide us with access to sufficient capital to meet our existing and expected capital needs in 2008.

We have secured debt which either matures or has curtailment obligations during 2008 and beyond. In our industry it is customary for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. Since we are the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported and cured loan covenant violations, may at some point negatively impact our ability to renew and extend our debt.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Credit Facilities

A majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 175 to 600 basis points over the LIBOR rate and from 25 to 295 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At March 31, 2008, the one-month LIBOR and prime rates of interest were 2.70% and 5.25%, respectively, and the interest rates in effect under our existing secured revolving development and construction credit facilities ranged from 4.45% to 9.72%. During the first quarter of 2008 these rates have been significantly reduced. For information regarding risks associated with our level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

In the past we have generally financed our development and construction activities on a project basis so that, for each project we develop and build, we have a separate credit facility. Accordingly, we have numerous credit facilities and numerous lenders.

On May 26, 2006 we entered into $40 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and letters of credit. Funding availability will be limited to compliance with a borrowing base and facility covenants. As of March 31, 2008, $26.1 million was outstanding with this facility. In February 2007 we entered into a Forbearance Agreement with the lender which reduced the covenants and eliminated the ability of the lender to claim an event of default as a result of non-compliance with the financial covenants of the original loan. The Forbearance Agreement runs through April 2008.

On May 4, 2006 we closed on a $30 million Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 we retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30.0 million Senior Unsecured Note Offering with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by the lender’s creditor(s). As discussed in Note 13 to the accompanying notes to the consolidated financial statements, on March 14, 2008, we executed an option to restructure the $30.0 million unsecured note. In connection therewith, we made a $6.0 million principal payment to the lender and executed an amended and restated indenture with a new principal balance of $9.0 million loosened financial covenants and a revised term of 5 years. We also issued the lender a warrant to purchase 1.5 million shares of Class A common stock at $0.70 per share. In exchange the lender agreed to cancel $15.0 million of the outstanding principal balance. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No.15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount plus the total estimated future interest payments of $4.4 million over the remaining life of the notes at March 31, 2008.

As of March 31, 2008 we had $10.0 million outstanding to M&T Bank. Under the terms of the loan agreements, we are required to maintain certain financial covenants. In March 2007 we entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. On October 25, 2007 we entered into loan modification agreements which extended maturities and provided for a forbearance with respect to all financial covenants. The forbearance is effective through March 31, 2008.

In December 2005 we entered into a $147.0 million secured, limited recourse loan with Corus Bank related to our Eclipse project. Under the terms of the loan there was a single deed of trust covering two loan traunches. The two traunches had varying interest rates with Traunche A at LIBOR plus 375 basis points and Traunche B at 16.0%. This loan was paid in full in March 2008.

In March 2008 we entered into the new loan with KeyBank that refinanced an approximately $2.8 million loan with KeyBank and a $22.5 million loan with Corus Bank. Under the terms of the new loan facility all financial covenants were eliminated. As of March 31, 2008, we had $37.6 million outstanding to Key Bank under the new, now single secured facility.

As of March 31, 2008 we had approximately $32.7 million outstanding to BB&T relating to multiple loan facilities. At March 31, 2008 four of the loans with aggregate outstanding of $8.5 million had matured.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

In February 2007 we entered into a $28.0 million secured, three-year limited recourse loan with Guggenheim Capital Partners related to our Penderbrook project. Under the terms of the loan the borrower (Comstock Penderbrook, LLC) distributed $11.0 million of the proceeds to Comstock and established a $2.5 million cash interest escrow to provide for interest costs in excess of the net operating income being generated by the temporary rental operations at the project. Under the terms of the loan there are two traunches, Traunche A at three month LIBOR plus 400 basis points and Traunche B at three month LIBOR plus 600 basis points. There are no financial covenants associated with this loan other than preset minimum unit settlements at quarterly intervals. As of March 31, 2008 our outstanding balance under the Tranche A portion of the loan was $0.8 million and the Tranche B portion of the loan was $14.0 million.

On May 31, 2007 we entered into a $4.5 million secured revolving credit facility with First Charter Bank. The loan matures on June 10, 2008 bearing an interest rate of Prime plus 0.25% per annum. There are no financial covenants associated with this loan. As of March 31, 2008 we had $1.3 million outstanding on the loan. The loan allows for one (1) six-month extension.

At March 31, 2008 we had approximately $5.3 million outstanding with Regions Bank under multiple secured master loan agreements. The loans all mature on January 9, 2009. There are no financial covenants associated with these loans.

On June 28, 2007 we entered into various loan modification agreements with Bank of America securing the then remaining $4.6 million balance of our $15.0 million unsecured revolver, extending the curtailment schedule of the unsecured revolver and extending the maturities of our Atlanta debt facilities into 2008. There are no financial covenants associated with these loans. At March 31, 2008 we had approximately $9.2 million outstanding with Bank of America.

At March 31, 2008 we had $1.8 million outstanding on a seller funded loan related to, but not secured by, our Beacon Park at Belmont Bay 8&9 and River Club II projects. The loan matured but remains unpaid. We are in discussions with the lender, who is also the project’s developer, regarding loan modifications and other project related contract modifications.

In May 2006 we entered into $6.8 million loan facility with Haven Trust Bank in Atlanta related to our Gates at Luberon project. The loan matured in November 2007. Haven Trust was not willing to grant an extension on terms we felt were reasonable so this loan is now in default. We are in the process of negotiating with Haven Trust Bank regarding this disputed facility. At March 31, 2007 we had $4.8 million outstanding under this disputed facility. Haven Trust initiated foreclosure proceedings. We protected our equity in the project by seeking bankruptcy protection for the entity which owns Gates at Luberon.

From time to time, we employ subordinated and unsecured credit facilities to supplement our capital resources or a particular project or group of projects. Our lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of March 31, 2008, there were no outstanding variable rate unsecured loans. We intend to continue to use these types of facilities on a selected basis to supplement our capital resources.

Many of our loan facilities contain Material Adverse Effect clauses which, if invoked, could create an event of default under the loan. In the event all our loans were deemed to be in default as a result of a Material Adverse Effect, our ability to meet our capital and debt obligations would be compromised and we would not be able to continue operations without bankruptcy protection.

Our senior management continues to work closely with its lenders on both temporary and permanent modifications to our lending facilities. These modifications are principally related to financial covenants and maturity dates. During the course of 2008, we will be seeking to standardize or eliminate financial covenants among the lenders with whom it has existing covenants. We will also continue to work with its lenders to extend the maturities and associated cash obligations of its facilities. We cannot at this time provide any assurances that it will be successfully in these efforts. In the event we are not successful we may not be able to continue operations without court imposed protections.

Cash Flow

Net cash provided by/(used in) operating activities was $7.0 million for the three months ended March 31, 2008 as compared to $(0.5) million for the three months ended March 31, 2007. The increase is attributable primarily to our receipt of approximately $13.0 million in federal and state tax refunds during the first quarter of 2008.

Net cash provided by/(used in) financing activities increased $3.3 million to $0.3 million for the three months ended March 31, 2008 as compared to $(3.0) million for the three months ended March 31, 2007. The increase is attributable to lower payments on borrowings.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Subsequent Events

In April 2007, the Company entered into a loan modification agreement with M&T Bank which extended the maturity date of the Commons at Potomac Square acquisition and construction facility. This extension expires on June 1, 2008.

In April 2007, the Company extended an agreement with Wachovia to temporarily reduce the maximum allowable under its revolving borrowing base facility to $30.0 million and reset the aging date of certain projects in the borrowing base. This agreement expired on April 30, 2008.

On May 1, 2008 the Company’s $4.3 million loan facility with Bank of America relating to its Highland Avenue project matured. The Company is in discussions with Bank of America regarding an extension of the facility.

On May 5, 2008 the Company’s $3.2 million loan facility with RBC relating to its Post Preserve project matured. The Company is in discussions with RBC regarding an extension of the facility.

On April 12 and April 30, 2008 the Company’s $4.4 and $0.7 million facilities with BB&T relating to the Settingdown Circle and James Road projects matured. The Company is in discussions with BB&T regarding extensions for these facilities.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115 (“SFAS 159”), which permits entities to measure various financial instruments and certain other items at fair value at specified election dates. The election must be made at the initial recognition of the financial instrument, and any unrealized gains or losses must be reported at each reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual reporting period after December 15, 2008. We are currently reviewing the effect that the adoption of this statement will have on our consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2008 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2007.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of March 31, 2008, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $1.5 million in a fiscal year, most of which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

In accordance with the provisions of its sales agreements, the Company’s subsidiary retained the earnest money purchase deposits from Eclipse project buyers who defaulted on their obligation to settle. Certain buyers are seeking to obtain a refund of their forfeited deposits and have filed a series of lawsuits and arbitration claims commencing on or around June 28, 2007. Disputed deposits in an aggregate amount of approximately $787 remain in a segregated escrow account and are included in the accompanying financial statements as Restricted Cash as of March 31, 2008. The Company has filed counterclaims against the majority of the Eclipse buyers in the referenced actions.

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

On February 29, 2008, a subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”), received notices of acceleration and foreclosure from Haven Trust Bank (Lender) pursuant to existing acquisition and construction credit facilities at its Gates of Luberon project. The aggregate outstanding balance of the indebtedness was approximately $5,221 as of the date of the notices. The notices were issued after maturity of the indebtedness and Mathis Partners’ inability to negotiate an extension of the credit facilities with Lender pursuant to terms and conditions Mathis Partners deemed satisfactory. On March 31, 2008, Mathis Partners, the special purpose entity that owns the Gates of Luberon project, filed a Chapter 11 reorganization, prohibiting a scheduled foreclosure sale of the Lender’s collateral in the Gates of Luberon project from taking place. Mathis Partners is in the process of submitting a reorganization plan for court approval. In April 2008, the Lender filed a separate collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness. Regardless of the outcome of the reorganization process by Mathis Partners, the Company may nevertheless be held responsible for the outstanding balance of the indebtedness through the collection action against the Company.

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

We previously disclosed risk factors under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes these risk factors.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date:	May 13, 2008	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

		By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer