Form 10-Q
period 2008-06-30
Comstock Homebuilding Companies, Inc.
filed 2008-08-14
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 13, 2008, 15,015,365 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$9,939	$6,822
Restricted cash	4,400	4,985
Receivables	118	370
Due from related parties	91	92
Real estate held for development and sale	186,512	203,860
Inventory not owned - variable interest entities	19,250	19,250
Property, plant and equipment, net	1,184	1,539
Other assets	2,817	22,058

TOTAL ASSETS	$224,311	$258,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$10,477	$21,962
Obligations related to inventory not owned	19,050	19,050
Notes payable	144,006	141,214
Senior unsecured debt	13,182	30,000

TOTAL LIABILITIES	186,715	212,226

Commitments and contingencies (Note 10)
Minority interest	228	231

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 15,209,075 and 15,120,955 issued and outstanding, respectively	152	151
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	156,922	155,998
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(117,294)	(107,219)

TOTAL SHAREHOLDERS’ EQUITY	37,368	46,519

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$224,311	$258,976

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Revenue - homebuilding	$11,435	$110,313	$27,375	$153,338
Revenue - other	568	3,987	1,004	7,685

Total revenue	12,003	114,300	28,379	161,023

Expenses
Cost of sales - homebuilding	10,260	102,876	24,200	139,743
Cost of sales - other	—	3,680	28	7,304
Impairments and write-offs	13,746	7,492	14,577	8,383
Selling, general and administrative	5,029	8,151	9,575	16,376

Operating loss	(17,032)	(7,899)	(20,001)	(10,783)
Gain on troubled debt restructuring	—	—	(8,325)	—
Other income, net	(413)	(302)	(1,598)	(646)

Loss before minority interest	(16,619)	(7,597)	(10,078)	(10,137)
Minority interest	(1)	(3)	(3)	(5)

Total pre tax loss	(16,618)	(7,594)	(10,075)	(10,132)
Income taxes benefit	—	(2,926)	—	(3,796)

Net loss	$(16,618)	$(4,668)	$(10,075)	$(6,336)

Basic loss per share	$(1.00)	$(0.29)	$(0.61)	$(0.40)

Basic weighted average shares outstanding	16,541	16,095	16,502	15,992

Diluted loss per share	$(1.00)	$(0.29)	$(0.61)	$(0.40)

Diluted weighted average shares outstanding	16,541	16,095	16,502	15,992

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(10,075)	$(6,336)
Adjustment to reconcile net loss to net cash provided by operating activities

Amortization and depreciation	355	446
Impairments and write-offs	14,577	8,383
Loss on disposal of assets	—	12
Minority interest	(3)	(5)
Gain on troubled debt restructuring	(8,325)	—
Board of directors compensation	100	99
Amortization of stock compensation	49	1,167
Deferred income tax	—	1,149
Changes in operating assets and liabilities:
Restricted cash	585	5,606
Receivables	252	1,581
Due from related parties	1	3,187
Real estate held for development and sale	3,062	70,160
Other assets	19,241	(2,693)
Accounts payable and accrued liabilities	(11,439)	(17,680)
Due to related parties	—	(1,000)

Net cash provided by operating activities	8,379	64,076

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(57)

Net cash used in investing activities	—	(57)

Cash flows from financing activities:
Proceeds from notes payable	23,617	61,157
Proceeds from senior unsecured debt	—	30,000
Payments on junior subordinated debt	—	(30,000)
Payments on notes payable	(28,887)	(129,539)
Distributions paid to minority shareholders	—	(3)
Proceeds from shares issued under employee stock purchase plan	8	39

Net cash used in financing activities	(5,262)	(68,346)

Net increase (decrease) in cash and cash equivalents	3,117	(4,327)
Cash and cash equivalents, beginning of period	6,822	21,263

Cash and cash equivalents, end of period	$9,939	$16,936

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$290	$3,119
Warrants issued in connection with troubled debt restructuring	$720	$—

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

The Company’s Class A common stock is traded on the NASDAQ Global market under the symbol “CHCI” and has no public trading history prior to December 17, 2004. In January, 2008 the Company was notified by NASDAQ that it was not in compliance with requirements related to its listing on the NASDAQ Global Market. The Company was granted 180 days to regain compliance. On July 9, 2008 the Company was notified that it had not regained compliance and was going to be delisted from the NASDAQ Global Market. The Company requested a hearing, which is scheduled for September 4, 2008, to appeal this decision and seek an additional extension. The Company’s stock will continue to trade on the NASDAQ Global Market pending the outcome of the hearing.

The Company develops, builds and markets single-family homes, townhouses and condominiums in the Washington D.C., Raleigh, North Carolina and Atlanta, Georgia metropolitan markets. The Company also provides certain management and administrative support services to certain related parties.

The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. During 2006, new home sales in the markets began to slow and that trend has continued into 2008, resulting in the impairments discussed in Note 2. In response to these conditions, the Company has significantly reduced selling, general and administrative expenses in order to align the cost structure with the current level of sales activity, slowed land acquisition, delayed land development and construction activities except where required for near term sales and has offered for sale various developed lots and land parcels that the Company believes are not needed based on current absorption rates.

Liquidity Developments in 2008

The Company and its subsidiaries have secured debt which either matures or has curtailment obligations during 2008 and beyond. Under normal market conditions it is customary for lenders in our industry to renew and extend debt obligations until the project is complete provided the loans are kept current. The Company is the guarantor of substantially all of its subsidiaries’ debt. As a result, any significant failure to negotiate renewals and extensions to this debt would severely compromise the Company’s liquidity and would jeopardize the Company’s ability to satisfy its capital requirements. As recently reported and as further discussed in Note 14, several of the Company’s loan facilities have matured with no extensions negotiated. As a result, in the second quarter of 2008, the Company retained external consultants to act as an advisor in exploring debt restructuring alternatives. In connection with the exploration of available debt restructuring alternatives, the Company has elected to cease making certain scheduled interest and/or principal curtailment payments while it attempts to negotiate modifications or other satisfactory resolutions from its lenders. The current amount outstanding on the impacted facilities is approximately $93,000 as of June 30, 2008. Subsequent to this, the Company recently reported several loan covenant violations and notices of default from two of its lenders, Branch Bank & Trust Company and Wachovia Bank, NA to which the Company owed approximately $57,000 as of June 30, 2008. These violations and notices may lead to foreclosures of assets and may also result in guarantee enforcement actions being initiated against the Company. In addition, many of the Company’s loan facilities contain Material Adverse Effect clauses which, if invoked, could create an event of default under the loan. In the event all the Company’s loans were deemed to be in default as a result of a Material Adverse Effect, the Company’s ability to meet the capital and debt obligations would be compromised. The Company is in negotiations with the lenders impacted by the suspension of payments and interest to transfer the deed to certain projects to the lender in exchange for the settlement in full of any debt balance owed to the lender by the Company. The Company cannot at this time provide any assurances that it will be successful in these efforts. In the event the Company is not successful it may not be able to continue operations without filing a petition of bankruptcy.

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

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company during the second quarter of 2008 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. As a result, the Company evaluated all of its projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in an aggregate impairment charge in the second quarter of 2008 of $13,740 across sixteen (16) projects. These impairment charges are recorded as a reduction in the Company’s capitalized land and/or house costs.

Impairment charges of $500 were recorded across two (2) projects based on calculations using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales pace. In performing its impairment modeling the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates used by the Company are based on the best information available at the time the estimates were made. If market conditions continue to deteriorate, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

In the second quarter of 2008, the Company retained an external consulting firm to act as an advisor in exploring debt restructuring alternatives. In connection with the exploration of available debt restructuring alternatives, the Company has elected to cease making certain scheduled interest and/or principal curtailment payments while it attempts to negotiate modifications or other satisfactory resolutions from its lenders. One emerging strategy for restructuring the Company’s debt obligations is to transfer the deed to certain projects to the lender in exchange for the settlement in full of any debt balance owed to the lender by the Company. This is commonly referred to as a ‘deed-in-lieu’ transaction. During the second quarter of 2008, the Company reduced the carrying value of the related assets to their estimated net realizable value which approximates the carrying value of the associated debt. While the Company believes the net realizable value of these assets are sufficient to fully repay the associated debt, there is no assurance that the Company will not be called upon by the lenders for any deficiency. This resulted in a reduction in asset carrying values of $13,240 across fourteen (14) projects which has been included in impairments and write-offs for the three months ended June 30, 2008.

In addition, and from time to time, the Company will write-off deposits it has made for options on land that it has decided not to purchase. These deposits and any related capitalized pre-acquisition feasibility or project costs are written off at the earlier of the option expiration or the decision to terminate the option.

The following table summarizes impairment charges and write-offs for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Impairments	$13,740	$7,350	$14,568	$7,350
Write-offs	6	142	9	1,033

	$13,746	$7,492	$14,577	$8,383

After impairments and write-offs, real estate held for development and sale consists of the following:

	June 30, 2008	December 31, 2007
Land and Land Development Costs	$71,889	$84,448
Cost of Construction (including capitalized interest and real estate taxes)	114,623	119,412

	$186,512	$203,860

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

The Company has evaluated its fixed price purchase agreement relating to Phase II of Beacon Park and has determined that it is the primary beneficiary of that entity. As a result, at June 30, 2008 and December 31, 2007, the Company consolidated one entity in the accompanying consolidated balance sheets. The effect of the consolidation was the inclusion of $19,250 in “Inventory not owned-variable interest entities” with a corresponding inclusion of $19,050 (net of land deposits paid of $200) to “Obligations related to inventory not owned.” Creditors, if any, of this variable interest entity have no recourse against the Company relating to this purchase contract.

4. WARRANTY RESERVE

Warranty reserves for houses settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period. Since the Company subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning period	$1,531	$1,692	$1,537	$1,669
Additions	36	346	216	577
Releases and/or charges incurred	(238)	(329)	(424)	(537)

Balance at end of period	$1,329	$1,709	$1,329	$1,709

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

5. CAPITALIZED INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate held for development and sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive which means that development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate held for development and sale are expensed as a component of cost of sales as related units are sold. When a project becomes inactive its interest and real estate taxes are no longer capitalized but rather expensed as general and administrative costs of the period in which they are incurred. The following table is a summary of interest incurred and capitalized. It does not include $478 and $0 of interest expensed during the three months ended June 30, 2008 and 2007, respectively and $1,079 and $0 of interest expensed during the six months ended June 30, 2008 and 2007, respectively, for inactive projects. In the third quarter of 2008, the Company is planning to inactivate additional projects which will result in higher interest and real estate taxes expensed in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total interest incurred and capitalized	$1,686	$7,412	$4,360	$13,842

Interest expensed as a component of cost of sales	$(995)	$(8,557)	$(2,120)	$(12,571)

6. LOSS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted loss per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic loss per share
Net loss	$(16,618)	$(4,668)	$(10,075)	$(6,336)

Basic weighted-average shares outstanding	16,541	16,095	16,502	15,992

Per share amounts	$(1.00)	$(0.29)	$(0.61)	$(0.40)

Dilutive loss per share
Net loss	$(16,618)	$(4,668)	$(10,075)	$(6,336)

Basic weighted-average shares outstanding	16,541	16,095	16,502	15,992
Stock options and restricted stock grants	—	—	—	—

Dilutive weighted-average shares outstanding	16,541	16,095	16,502	15,992

Per share amounts	$(1.00)	$(0.29)	$(0.61)	$(0.40)

During the three and six months ended June 30, 2008, 28,504 and 40,699 shares were excluded from the diluted shares outstanding because inclusion would have been anti-dilutive. During the three and six months ended June 30, 2007, 110,089 and 215,733 shares were excluded from the diluted shares outstanding because inclusion would have been anti-dilutive.

Comprehensive income

For the three and six months ended June 30, 2008 and 2007, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

Subsequent to each acquisition, as a result of the Company releasing the restrictive terms under the employment and non-compete agreements and the decision to no longer to use the respective trade names, all amounts assigned to intangibles were written off during the fourth quarter of 2006. During the third quarter of 2007, the Company elected to terminate numerous land option agreements acquired in both acquisitions. As a result, the purchase price allocated to land option agreements were substantially written off during the third quarter of 2007.

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

For the six months ended June 30, 2008, the Company generated taxable income of approximately $6,600 for federal and state tax purposes. The $6,600 of taxable income includes approximately $5,600 of taxable income resulting from temporary timing differences related to the gain on the troubled debt restructuring (see Note 13). However, the Company is projecting a tax loss for 2008 based principally on the realization of current year tax deductions from prior year impairment charges. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at June 30, 2008.

The Company’s income tax (benefit) expense consists of the following as of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current:
Federal	$—	$(2,678)	$—	$(4,168)
State	—	(500)	—	(777)

	—	(3,178)	—	(4,945)
Deferred:
Federal	(3,812)	160	(4,400)	800
State	(709)	30	(818)	151

	(4,521)	190	(5,218)	951
Other:
Valuation allowance	4,521	—	5,218	—
Tax shortfall related to the vesting of certain equity awards	—	62	—	198

Total income tax benefit	$—	$(2,926)	$—	$(3,796)

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Deferred tax assets:
Inventory	$31,658	$26,632
Warranty	428	560
Investment in Affiliates	38	38
Net operating loss and tax credit carryforwards	862	2,543
Cancellation of debt gain	2,201
Accrued expenses	272	531
Stock based compensation	(139)	(273)

	35,320	30,031

Less—valuation allowance	(34,426)	(29,209)

Net deferred tax assets	894	822

Deferred tax liabilities:
Depreciation and amortization	(894)	(822)

Net deferred tax liabilities	(894)	(822)

Net deferred tax assets (liabilities)	$—	$—

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

The Company adopted the provisions of FIN 48 as of January 1, 2007. As a result of this adoption, the Company recorded a benefit to the opening accumulated deficit in the amount of $1,663. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense. At June 30, 2008, the Company had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2007	$77
Additions for tax positions related the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance as of June 30, 2008	$77

The unrecognized tax benefits of $77 at June 30, 2008, would not reduce the Company annual effective tax rate if recognized. The Company has accrued interest and recorded a liability of $77 related to these unrecognized tax benefits during 2008. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

9. STOCK REPURCHASE PROGRAM

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to one million shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During 2006, the Company repurchased an aggregate of 391,400 shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased for the six months ended June 30, 2008 or in 2007 and the Company has no immediate plans to repurchase any additional shares under the existing authorization.

10. COMMITMENTS AND CONTINGENCIES

Litigation

In accordance with the provisions of its sales agreements, the Company’s subsidiary retained the earnest money purchase deposits from Eclipse project buyers who defaulted on their obligation to settle. Certain buyers are seeking to obtain a refund of their forfeited deposits and have filed a series of lawsuits and arbitration claims commencing on or around June 28, 2007. Disputed deposits in an aggregate amount of approximately $644 remain in a segregated escrow account and are included in the accompanying financial statements as restricted cash as of June 30, 2008. For the three and six months ended June 30, 2008, the Company recognized $522 and $1,540 of income from forfeited earnest money purchase deposits from Eclipse buyers. This income is reported on the other (income) expense line in the statement of operations. The Company has filed counterclaims against the majority of the Eclipse buyers in the referenced actions.

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

On February 29, 2008, a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”), received notices of acceleration and foreclosure from Haven Trust Bank (Lender) pursuant to existing acquisition and construction credit facilities at its Gates of Luberon project. The aggregate outstanding balance of the indebtedness was approximately $4,800 as of the date of the notices. The notices were issued after maturity of the indebtedness and Mathis Partners’ inability to negotiate an extension of the credit facilities with Lender pursuant to terms and conditions Mathis Partners deemed satisfactory. On March 31, 2008, Mathis Partners, the special purpose entity that owns the Gates of Luberon project, filed a Chapter 11 reorganization, prohibiting a scheduled foreclosure sale of the Lender’s collateral in the Gates of Luberon project from taking place. Mathis Partners is in the process of submitting a reorganization plan for court approval. In April 2008, the Lender filed a separate collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness. Regardless of the outcome of the reorganization process by Mathis Partners, the Company may nevertheless be held responsible for the outstanding balance of the indebtedness through the collection action against the Company. The carrying value of Mathis Partners assets at June 30, 2008 is approximately $4,500.

On July 3, 2008, the Company and Comstock Belmont Bay 89, L.C. (the “Subsidiary”) were served with a complaint by Belmont Bay, LC (“Seller”) to enforce payment of a purchase money promissory note (“Purchase Note”) that matured on March 24, 2007, made by the Subsidiary and guaranteed by the Company with respect to our Beacon Park I Condominium at Belmont Bay (the “Project”). Demand is made for $1,993, plus accrued interest, costs and attorney fees. The Company and Subsidiary have filed answers to the action and the Subsidiary filed a counterclaim against the Seller as a result of its various breaches of the purchase contract that gave rise to the Purchase Note. On July 30, 2008, the Company and Subsidiary received notice of an additional complaint filed by Seller for breach of the purchase contract and on August 6, 2008, the Subsidiary was served with a third complaint by Seller and the master associations for the Belmont Bay development seeking injunctive relief to prohibit the Subsidiary from selling the Project. The Subsidiary and the Company intend to vigorously defend all actions and file various counterclaims against the Seller, the master association and certain individual constituent members of the associations as a result of their various contractual and fiduciary breaches.

On July 29, 2008, the general contractor for a subsidiary of the Company filed liens totaling approximately $500 at The Eclipse on Center Park project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. The Company’s subsidiary is seeking to invalidate the liens based on a prior agreement under which the general contractor agreed not to file liens against the Project, regardless of the parties’ failure to reach settlement on claims each party has asserted against the other. In the event the subsidiary is unsuccessful in vacating or otherwise insuring the lien liability, it could be an event of default under the subsidiaries loan associated with the Project.

Other than the foregoing, the Company is not currently subject to any material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from the normal business activities. Although the Company cannot accurately predict the amount of the liability, if any, that could arise with respect to legal actions currently pending against the Company. The Company does not expect that any such liability will have a material adverse effect on the financial position, operating results or cash flows. The Company believes that it has obtained adequate insurance coverage, rights to indemnification, or where appropriate, has established reserves in connection with these legal proceedings.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At June 30, 2008 the Company has issued $4,185 in letters of credit and $9,164 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds. The Company estimates that it has approximately $3,465 of work to perform to complete the obligations covered by the letters of credit and performance bonds.

11. RELATED PARTY TRANSACTIONS

In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C. (now known as 11465 SH-I, LC), an affiliate of our Predecessor in which executive officers of the Company, Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. On September 30, 2004, the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity wholly owned by Christopher Clemente. Total payments made under this lease agreement were $142 as of December 31, 2004. On August 1, 2005, the lease agreement was amended for an additional 8.4 square feet. On March 31, 2007 the lease agreement was amended decreasing the total square footage from 29.0 to 24.1 and extending the term for two additional years. In October 2007, the lease agreement was amended decreasing the total square footage from 24.1 to 17.1 and extending the term to four years through September 2011. For the three months ended June 30, 2008 and 2007, total payments made under this lease agreement were $137 and $192, respectively. During the six months ended June 30, 2008 and 2007 total payments were $285 and $384, respectively.

In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at the Company’s Belmont Bay developments. For the three months ended June 30, 2008 and 2007 total payments made to the construction company were $0 and $423, respectively. The Company paid $0 and $2,320 to this construction company during the six months ended June 30, 2008 and 2007, respectively.

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology and website consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For three months ended June 30, 2008 and 2007, the Company paid $50 and $134, respectively. During the six months ended June 30, 2008 and 2007, the Company paid $164 and $340, respectively, to I-Connect.

During the six months ended June 30, 2007, the Company entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by the Company when purchasing a home or having one built by the Company. Sales of homes to employees for investment purposes do not qualify for any cost benefits. The Company did not enter into any sales contracts with employees during the six months ended June 30, 2008.

In September 2005, Comstock Foundation, Inc. was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five-person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. The Company also provides bookkeeping services to Comstock Foundation at no charge. During the six months ended June 30, 2008 and 2007 the Company donated $5 and $0, respectively, to Comstock Foundation.

In February 2008, the Company entered into a Loan and Security Agreement with Stonehenge Funding, LC, a wholly-owned subsidiary of Comstock Asset Management, an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company. The loan in the amount of $4,000 was secured by the Company’s anticipated federal income tax refund for tax year 2007. Terms of the loan included interest-only payments at a fixed rate of 12% per annum and an origination fee paid by the Company to Stonehenge Funding at closing of the loan totaling $200. Participating in the loan were Gregory Benson ($500) and Tracy Schar ($1,500). In March 2008, the Company received its federal income tax refund and used a portion of the refund to settle the loan. Total interest payments of $16 were made to Stonehenge Funding.

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

The table below summarizes revenue and loss before income taxes for each of the Company’s geographic segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Washington DC Metropolitan Area	$6,252	$93,529	$12,751	$127,391
Raleigh, North Carolina	3,825	11,443	10,298	20,032
Atlanta, Georgia	1,926	9,328	5,330	13,600

Total revenue	$12,003	$114,300	$28,379	$161,023

Segment operating gain (loss)
Washington DC Metropolitan Area	$(6,492)	$581	$(7,032)	$3,776
Raleigh, North Carolina	(286)	(646)	135	(835)
Atlanta, Georgia	(7,898)	(3,859)	(9,495)	(5,375)

Total segment operating loss	(14,676)	(3,924)	(16,392)	(2,434)
Corporate expenses unallocated	(2,356)	(3,975)	(3,610)	(8,349)

Total operating loss	(17,032)	(7,899)	(20,002)	(10,783)
Other income	413	302	9,924	646
Minority interest	1	3	3	5

Loss before income taxes	$(16,618)	$(7,594)	$(10,075)	$(10,132)

The following table summarizes impairment and write-offs by segment. These expense amounts are included in the segment operating loss as reflected in the table above.

	June 30, 2008	June 30, 2007
Washington DC Metropolitan Area	$6,141	$5,431
Raleigh, North Carolina	499	132
Atlanta, Georgia	7,937	2,820

Total impairment and write-offs	$14,577	$8,383

The table below summarizes total assets for each of the Company’s segments at June 30, 2008 and December 31, 2007:

Total assets	June 30, 2008	December 31, 2007
Washington DC Metropolitan Area	$145,273	$150,593
Raleigh, North Carolina	24,175	28,514
Atlanta, Georgia	41,485	50,888
Corporate	13,378	28,981

Total assets	$224,311	$258,976

13. TROUBLED DEBT RESTRUCTURING

On March 14, 2008, the Company executed an option to restructure its 10-year $30,000 senior unsecured note. In connection therewith, the Company made a $6,000 principal payment to the noteholder and executed an amended and restated indenture with the noteholder with a new principal balance of $9,000 and a revised term of 5 years. The Company also issued the noteholder a warrant to purchase 1,500 shares of Class A common stock at $0.70 per share. In exchange the noteholder agreed to cancel the remaining $15,000 of the original outstanding principal balance.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

This transaction was accounted for as a troubled debt restructuring modification of terms pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at its principal amount plus the total estimated future interest payments of $13,438.

On March 14, 2008, the gain resulting from the execution of the amended and restated indenture, calculated in accordance with SFAS 15, was determined as follows:

Cash paid (including prepayment of interest through December 31, 2008)	$6,651
Issuance of warrants, at fair value	720
Amended and restated indenture, principal plus future interest payments	13,438
Transaction costs	172

Total consideration	20,981
Amount outstanding under original indenture	(30,000)
Interest accured under original indenture	(599)
Unamortized loan fees	1,293

Gain on troubled debt restructuring	$(8,325)

On both a basic and diluted income per share basis the gain was $0.50 per share for the six months ended June 30, 2008.

14. SUBSEQUENT EVENTS

On July 25, 2008 several of the Company’s subsidiaries received a default notice from Branch Bank and Trust Company (“BB&T”) with respect to project loans which had matured. The Company received demand notices as the guarantor of these subsidiary debts. The total outstanding under the loans included in the default notices was approximately $32,700. On or about August 6, 2008 BB&T initiated foreclosure proceedings on the Company’s properties in Atlanta for which BB&T was the lender. The Company and BB&T are in the process of negotiating settlement agreements with respect to the defaults and the guarantees.

On July 25, 2008 the Company’s received a default notice from Wachovia Bank, NA (“Wachovia”) with respect to its $40,000 borrowing base revolving loan facility. The total outstanding under the loan at the time of the default notices was approximately $24,900. The default was based on a breach of certain financial covenants alleged by Wachovia. The Company and Wachovia are in the process of negotiating settlement agreements with respect to the default and the guarantees.

15. CREDIT FACILITIES

A majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At June 30, 2008, the one-month LIBOR and prime rates of interest were 2.46% and 5.00%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 5.21% to 8.46%. During the first half of 2008 these rates have been significantly reduced. For information regarding risks associated with the Company level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

In the past the Company has generally financed its development and construction activities on a single or multiple project basis so that it is not uncommon for each project or collection of projects the Company develops and builds, to have a separate credit facility. Accordingly, the Company has numerous credit facilities and numerous lenders. In June, 2008 the Company retained the services of FTI Consulting to assist in the restructuring of the Company’s debts. In connection with this assignment, Brad Foster of FTI was appointed to the position of interim Chief Restructuring Officer of the Company. After evaluating its options with respect to restructuring its debts the Company elected to suspend making regularly scheduled cash interest payments on all of its debt excluding debts to Guggenheim Capital Partners relating to Penderbrook, KeyBank relating to Potomac Yard and First Charter relating to Brookfield. The Company is in discussions with all of its lenders to negotiate amendments to its loan facilities and modifications to its guarantees that are more aligned with the current housing market downturn and the Company’s limited liquidity.

The following paragraphs detail the status of the loans upon which the Company has ceased paying interest.

On May 26, 2006 the Company entered into $40,000 Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and project related letters of credit. Funding availability was to be limited by compliance with a borrowing base and certain financial covenants. As of June 30, 2008, $24,913 was outstanding with this facility. The Company ceased making interest payments on this loan in June 2008, which is an event of default under the loan agreement. On July 25, 2008 Wachovia issued the Company a notice of default with respect to this facility.

As of June 30, 2008 the Company had $9,691 outstanding to M&T Bank. Under the terms of the loan agreements, the Company is required to maintain certain financial covenants. In March 2007 the Company entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. On October 25, 2007 the Company entered into loan modification agreements which extended maturities and provided for a forbearance with respect to all financial covenants. As of June 30, 2008, the loans with M&T have matured. The Company ceased making interest payments on these loans in July 2008, which is an event of default under the loan agreement. The Company is currently negotiating with M&T with respect to loan amendments.

As of June 30, 2008 the Company had approximately $32,253 outstanding to Branch Bank & Trust Company (“BB&T”) relating to multiple loan facilities in the Company’s Washington and Atlanta markets. The Company ceased making interest payments on these loans in July, 2008, which is an event of default under the loan agreement. On July 25, 2008 BB&T issued several notices of default and demand notices to the Company’s as guarantor and certain of its subsidiaries as borrower with respect to all of the facilities and certain letters of credit for which no amounts were due.

At June 30, 2008 the Company had approximately $5,300 outstanding with Regions Bank under multiple secured master loan agreements. The loans all mature on January 9, 2009. There are no financial covenants associated with these loans. The Company ceased making interest payments on these loans in July 2008.

On June 28, 2007 the Company entered into various loan modification agreements with Bank of America securing the then remaining $4,600 balance of the Company’s $15,000 unsecured revolver, extending the curtailment schedule of the unsecured revolver and extending the maturities of the Company’s Atlanta debt

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

facilities into 2008. There are no financial covenants associated with these loans. The Company ceased making interest payments on these loans in July 2008. At June 30, 2008 the Company had approximately $8,900 outstanding with Bank of America of which $3,100 was related to the previously unsecured revolver. At June 30, 2008 the Company had missed a $200 scheduled principal curtailment due on the previously unsecured revolver.

As of June 30, 2008 the Company had $1,797 outstanding on a seller funded loan related to, but not secured by, the Company’s Beacon Park I Condominium project (“Project”). The loan matured but remains unpaid. Discussions with the lender, who is also the Project’s seller, regarding loan modifications and other project related contract modifications have proved unsuccessful, resulting in the Comstock Belmont Bay 8&9, LC and Belmont Bay, LC litigation discussed in Note 10.

In May 2006 the Company entered into $6,800 loan facility with Haven Trust Bank in Atlanta related to the Gates at Luberon project. The loan matured in November 2007. Haven Trust Bank was unwilling to grant an extension on terms the Company felt were reasonable so this loan is now in default. The Company is in the process of negotiating with Haven Trust Bank regarding this disputed facility. At June 30, 2008 the Company had $4,800 plus accrued interest and fees outstanding under this disputed facility. Haven Trust Bank has initiated foreclosure proceedings. The Company protected the equity in the project by seeking bankruptcy protection for the entity which owns Gates at Luberon. The Company is scheduled to submit its plan of reorganization to the court by September 30, 2008.

The following paragraphs detail the status of the Company’s other credit facilities that are not part of the above restructuring.

On May 4, 2006 the Company closed on a $30,000 Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30,000 Senior Unsecured Note Offering with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by the lender’s creditor(s). As discussed in Note 13 to the accompanying notes to the consolidated financial statements, on March 14, 2008, the Company executed an option to restructure the $30,000 unsecured note. In connection therewith, the Company made a $6,000 principal payment to the lender and executed an amended and restated indenture with a new principal balance of $9,000, loosened financial covenants and a revised term of 5 years. The Company also issued the lender a seven-year warrant to purchase 1,500 shares of Class A common stock at $0.70 per share. In exchange the lender agreed to cancel $15,000 of the outstanding principal balance. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at $13,438 on March 31, 2008 which includes its principal amount plus the total estimated future interest payments of $4,438 over the remaining life of the notes at March 31, 2008. Interest on this senior unsecured debt is prepaid through December 31, 2008. As of June 30, 2008, $13,182 was outstanding with this facility, which includes its principal amount of $9,000 plus the total estimated future interest payments of $4,182. At June 30, 2008 the Company is in violation of its leverage ratio and has not received a waiver as of the time of filing.

In December 2005 the Company entered into a $147,000 secured, limited recourse loan with Corus Bank related to the Company’s Eclipse project. Under the terms of the loan there was a single deed of trust covering two loan tranches. The two tranches had varying interest rates with Tranche A at LIBOR plus 375 basis points and Tranche B at 16.0%. This loan was paid in full in March 2008.

In March 2008 the Company entered into the new loan with KeyBank that refinanced an existing $2,800 loan with KeyBank and a $22,500 loan with Corus Bank. Under the terms of the new loan facility all financial covenants were eliminated. As of June 30, 2008, the Company had $34,639 outstanding to KeyBank under the new, now single secured facility. The KeyBank loan currently has approximately $2,400 of interest reserve available to cover monthly interest costs.

In February 2007 Comstock Penderbrook, LC, a wholly owned subsidiary of the Company, entered into a $28,000 secured, three-year limited recourse loan with Guggenheim Capital Partners related to the Company’s Penderbrook project. Under the terms of the loan the borrower distributed $11,000 of the proceeds to the Company and established a $2,500 cash interest escrow to provide for interest costs in excess of the net operating income being generated by the temporary rental operations at the project. Under the terms of the loan there are two tranches, Tranche A at three month LIBOR plus 400 basis points and Tranche B at three month LIBOR plus 600 basis points. There are no financial covenants associated with this loan other than preset cumulative minimum unit settlements at quarterly intervals. As of June 30, 2008 the borrower’s outstanding balance under the Tranche A portion of the loan was $801 and the Tranche B portion of the loan was $14,000. At June 30, 2008 the Company is in violation of its minimum unit settlement covenant and is negotiating an amendment with the lenders.

On May 31, 2007 the Company entered into a $4,500 secured revolving credit facility with First Charter Bank bearing an interest rate of Prime plus 0.25% per annum. The loan matured on June 10, 2008. There are no financial covenants associated with this loan. As of June 30, 2008 the Company had $1,300 outstanding on the loan. The Company has executed on its one-time, six month extension extending the maturity of the loan to December 10, 2008.

From time to time, the Company employs subordinated and unsecured credit facilities to supplement the capital resources or a particular project or group of projects. The Company’s lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of June 30, 2008, there were no outstanding variable rate unsecured loans. The Company intends to continue to use these types of facilities on a selected basis to supplement the capital resources.

Many of the Company’s loan facilities contain Material Adverse Effect clauses which, if invoked, could create an event of default under the loan. In the event all the Company’s loans were deemed to be in default as a result of a Material Adverse Effect, the Company’s ability to meet the capital and debt obligations would be compromised and the Company would not be able to continue operations without bankruptcy protection.

The Company’s senior management continues to work closely with its lenders on both temporary and permanent modifications to the lending facilities. These modifications are principally related to financial covenants and maturity dates. The Company cannot at this time provide any assurances that it will be successful in these efforts. In the event the Company is not successful it may not be able to continue operations without court imposed protections.

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

During the six months ended June 30, 2008, the Company recognized a reduction in selling, general and administrative expense of approximately $1,417 related to the amount accrued at December 31, 2007 for 2007 employee incentive compensation payments. This transaction was a change in estimate due to the fact that after the completion and filing of the Company’s form 10-K for the year ended December 31, 2007, the Company’s CEO, with the approval of the Compensation Committee of the Board of Directors, determined to forgo paying 2007 performance based bonuses. Instead, the Company elected to pay bonuses to retain key employees through 2008 and executives through 2009. The new facts and circumstances that came to light subsequent to the filing of form 10-K led management to conclude that this was a change in an accounting estimate. Accordingly, management has accounted for the change in estimate in the current period in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes thereto appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2007, appearing in our Annual Report on Form 10-K for the year then ended (the “2007 Form 10-K”).

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

As a result of deteriorating market conditions we have adjusted certain aspects of our business strategy in 2008. We have continued to focus our energy on repositioning projects, reducing debt, reducing costs, managing liquidity, renegotiating loans with current period maturities, refinancing projects and enhancing our balance sheet. We have cancelled or postponed plans to start several new projects. As a result we have purchased very little new land over the past 18 months. We have sold certain land and other assets and taken steps to significantly reduce our inventory of homes as well. Until market conditions stabilize we will continue to focus on working through the land inventory that we currently own. This will include continuing efforts to sell certain land parcels where we believe it is the best strategy relative to that particular asset. However, the cyclical nature of our industry tends to create opportunities to acquire properties at reduced costs. Under the right circumstances, when our financial condition warrants, we would consider acquiring new development opportunities.

In the second half of 2007 the banking and credit markets experienced severe disruption as a result of a collapse in the sub-prime and securitized debt markets. As a result, commercial banks and other unregulated lenders have experienced liquidity limitations which have made funding for real estate lending more constrained. This has resulted in a substantial tightening of credit available to homebuilders and other real estate oriented businesses. In addition, the tightening of the credit markets has severely reduced the amount of capital available for consumer mortgage financing. This tightening of the credit markets has created substantial obstacles to our ability to secure financing for our operations, construction and land development efforts. In addition, the disruption affecting our customers’ ability to secure mortgage financing for the purchase of our homes has created significant obstacles to selling our homes. This limitation on available credit is having a disruptive effect on our sales and revenue in 2008 which is further undermining our ability to generate enough cash to meet our obligations.

Our overall borrowing capacity is currently constrained by loan covenants which require maximum loan-to-value ratios, minimum ratios of interest to EBITDA, minimum tangible net worth, and maximum ratios of total liabilities to total equity. Our non-compliance with certain of these covenants have, for the period ending June 30, 2008, created defaults under certain of our loans and loan facilities. There is no assurance that either we will return to compliance in the future or that our banks will provide us waivers of our covenants as they have in the past.

We have both secured and unsecured debt, much of which matured in 2007 and during the first six months of 2008. A significant amount of our debt remains unpaid or matures and/or has curtailment obligations during the second half of 2008. In our industry it has been customary in the past for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. This is no longer the case. Since we are the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported loan covenant violations and loan defaults have negatively impacted our ability to renew and extend our debt.

Three of our lenders, Haven Trust (“Haven”), Branch Bank & Trust Company (“BB&T”) and Wachovia, NA (“Wachovia”) have issued default and demand notices to the Company and/or its subsidiaries. In the case of Haven Trust, the bank issued a default notice upon maturity of the loan associated with the Company’s Gates at Luberon project. The outstanding balance was approximately $4.8 million. The Company has filed a petition of bankruptcy for the subsidiary entity that is the borrower and has until September 30, 2008 to submit a plan of reorganization in an effort to forestall foreclosure on the remaining inventory at our Gates of Luberon project. In the case of BB&T, the bank has issued defaults notices relating to approximately $32.3 million of outstanding indebtedness relating to inventory in both Washington and Atlanta and has initiated foreclosure efforts on substantially all of the assets for which it has extended credit in the Atlanta market. We are in the process of negotiating a settlement with BB&T whereby there would be no filing of bankruptcy for the associated entities in exchange for the bank accepting the properties as payment in full of the Company’s obligations. In the case of Wachovia, the bank has issued a notice of default on the approximately $24.9 million outstanding under the Company’s revolving borrowing base facility but has not initiated any proceedings. The Company and Wachovia are negotiating a settlement agreement relating to the Company’s outstanding balance under its secured, revolving borrowing base facility.

The Company is in violation of other loan covenants under the terms of other facilities but no other default notices have been issued. The Company acts as guarantor of substantially all of its subsidiaries’ debt and therefore the failure to extend or amend the terms of the subsidiaries’ debt would result in an unmanageable demand for repayment under the guarantees. In the event the Company is unsuccessful in restructuring its debts and the guarantees are called by lenders, the Company may have no other choice but to file a petition of bankruptcy.

In the second quarter of 2008, the Company retained an external consulting firm to act as an advisor in exploring debt restructuring alternatives. In connection with the exploration of available debt restructuring alternatives, the Company has elected to cease making certain scheduled interest and/or principal curtailment payments while it attempts to negotiate modifications or other satisfactory resolutions from its lenders. One emerging strategy for restructuring the Company’s debt obligations is to transfer the deed to certain projects to the lender in exchange for the settlement in full of any debt balance owed to the lender by the Company. This is commonly referred to as a ‘deed-in-lieu’ transaction.

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

In addition, our business has included the development, redevelopment (condominium conversions) and construction of residential mid-rise and high-rise condominium complexes. The majority of our multi-family projects are in our core market of the greater Washington, D.C. area. We believe that the demographics and housing trends in the Washington, DC area will continue to produce demand for high density housing and mixed-use developments. In Raleigh, North Carolina and Atlanta, Georgia, we are currently focused on lower density housing such as single family homes and townhomes. In order to reduce the cost associated with carrying our condominium inventory in the Washington, DC region we are temporarily operating certain portions of our multi-family projects as rental properties. This provides us regular cash flow which we use to offset the carry costs associated with the applicable multi-family assets. In addition, we believe the value of the assets will be enhanced when market conditions stabilize or improve.

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

In light of current depressed market conditions in the homebuilding industry we have adopted the following additional business strategies which we will focus on throughout 2008 and into 2009:

•	Protect liquidity and maximize capital availability by focusing on investments in Washington, D.C. and Raleigh, N.C.;

•	Negotiate friendly foreclosures and/or deed-in-lieu transactions with lenders to reduce residual unsecured deficiency claims to zero if possible;

•	Be prepared to petition for court protection if necessary to protect the value of assets and maximize enterprise value;

•	Create a highly qualified sales force capable of closing sales in difficult times;

•	Maximize the realized value of our real estate owned;

•	Utilize technology to streamline operations, reduce costs, enhance customer communications and facilitate sales.

At June 30, 2008, we either owned or controlled under option agreements approximately 2,500 building lots. The following table summarizes certain information related to new orders, settlements, and backlog for the three and six month period ended June 30, 2008 and 2007:

	Three months ended June 30, 2008
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	18	12	4	34
Cancellations	8	3	3	14
Net new orders	10	9	1	20
Gross new order revenue	$5,971	$3,502	$1,395	$10,868
Cancellation revenue	$1,761	$899	$975	$3,635
Net new order revenue	$4,210	$2,603	$420	$7,233
Average gross new order price	$332	$292	$349	$320
Settlements	17	15	6	38
Settlement revenue - homebuilding	$5,684	$3,825	$1,926	$11,435
Average settlement price	$334	$255	$321	$301
Backlog units	10	21	9	40
Backlog revenue	$3,094	$6,732	$3,174	$13,000
Average backlog price	$309	$321	$353	$325

	Three months ended June 30, 2007
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	410	53	31	494
Cancellations	22	5	6	33
Net new orders	388	48	25	461
Gross new order revenue	$76,179	$13,407	$9,509	$99,095
Cancellation revenue	$9,761	$1,623	$1,858	$13,242
Net new order revenue	$66,418	$11,784	$7,651	$85,853
Average gross new order price	$186	$253	$307	$201
Settlements	443	32	30	505
Settlement revenue - homebuilding	$93,154	$7,831	$9,328	$110,313
Average settlement price	$210	$245	$311	$218
Backlog units	156	65	20	241
Backlog revenue	$66,312	$19,430	$7,022	$92,764
Average backlog price	$425	$299	$351	$385

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six months ended June 30, 2008
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	42	30	13	85
Cancellations	12	11	7	30
Net new orders	30	19	6	55
Gross new order revenue	$14,206	$7,711	$4,188	$26,105
Cancellation revenue	$3,140	$3,625	$1,930	$8,695
Net new order revenue	$11,066	$4,086	$2,258	$17,410
Average gross new order price	$338	$257	$322	$307
Settlements	33	37	16	86
Settlement revenue - homebuilding	$11,746	$10,299	$5,330	$27,375
Average settlement price	$356	$278	$333	$318
Backlog units	10	21	9	40
Backlog revenue	$3,094	$6,732	$3,174	$13,000
Average backlog price	$309	$321	$353	$325

	Six months ended June 30, 2007
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	489	85	65	639
Cancellations	80	12	15	107
Net new orders	409	73	50	532
Gross new order revenue	$101,285	$21,385	$20,287	$142,957
Cancellation revenue	$32,837	$3,750	$4,427	$41,014
Net new order revenue	$68,448	$17,635	$15,860	$101,943
Average gross new order price	$207	$252	$312	$224
Settlements	538	54	44	636
Settlement revenue - homebuilding	$126,894	$12,869	$13,575	$153,338
Average settlement price	$236	$238	$309	$241
Backlog units	156	65	20	241
Backlog revenue	$66,312	$19,430	$7,022	$92,764
Average backlog price	$425	$299	$351	$385

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We currently have communities under development in multiple counties throughout the markets we serve. The following table summarizes certain information for our current and planned communities as of June 30, 2008:

	As of June 30, 2008
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue to Date
Status: Active (1)
Allen Creek	GA	SF	26	23	—	3	—	$204,987
Arcanum	GA	SF	34	23	2	9	—	$376,666
Brentwood Estates	GA	SF	31	21	—	10	—	$138,311
Falling Water	GA	SF	22	17	—	5	—	$425,902
Gates at Luberon	GA	SF	31	3	1	27	—	$582,444
Glenn Ivey	GA	SF	65	18	1	46	—	$230,316
Highland Station	GA	SF	105	40	—	65	—	$279,094
James Road	GA	SF	49	8	2	39	—	$335,650
Maristone	GA	SF	40	18	1	21	—	$323,345
Post Road	GA	SF	60	—	—	60	—	n/a
Senators Ridge	GA	SF	61	25	1	35	—	$246,877
Wyngate	GA	SF	28	3	1	24	—	$407,676

Sub-Total / Weighted Average (4)			552	199	9	344	—	$286,997

Emerald Farm	MD	SF	84	78	—	6	—	$452,347

Sub-Total / Weighted Average (4)			84	78	—	6	—	$452,347

Allyn’s Landing	NC	TH	108	81	5	22	—	$238,198
Brookfield Station	NC	SF	62	11	6	45	—	$225,825
Haddon Hall	NC	Condo	90	15	—	75	—	$175,383
Holland Road	NC	SF	81	13	7	61	—	$440,326
Kelton at Preston	NC	TH	56	56	—	—	—	$308,840
North Farm	NC	SF	47	44	—	3	—	$181,802
Providence-SF	NC	SF	58	22	2	34	—	$191,787
Riverbrooke	NC	SF	66	46	—	20	—	$167,035
Wakefield Plantation	NC	TH	77	48	1	28	—	$489,552
Wheatleigh Preserve	NC	SF	28	18	—	10	—	$279,204

Sub-Total / Weighted Average (4)			673	354	21	298	—	$272,949

Barrington Park	VA	Condo	148	—	—	148	—	n/a
Commons on Potomac Sq	VA	Condo	191	81	2	108	—	$234,004
Commons on Williams Sq	VA	Condo	180	135	2	43	—	$342,264
Penderbrook	VA	Condo	424	300	1	123	—	$257,029
River Club II	VA	Condo	112	1	3	108	—	$288,478
The Eclipse on Center Park	VA	Condo	465	353	2	110	—	$399,504
Woodlands at Round Hill	VA	SF	46	28	—	18	—	$745,169

Sub-Total / Weighted Average (4)			1,566	898	10	658	—	$338,680

Total Active			2,875	1,529	40	1,306	—	$321,769

Status: Development (1)
Highland Avenue	GA	SF	28	—	—	28	—	n/a
Post Road II	GA	TH	62	—	—	62	—	n/a
Settingdown Circle	GA	SF	172	—	—	172	—	n/a
Shiloh Road I	GA	SF	60	—	—	60	—	n/a
Tribble Lakes	GA	SF	167	—	—	167	—	n/a

Sub-Total / Weighted Average (4)			489	—	—	489	—	n/a

Massey Preserve	NC	SF	187	—	—	187	—	n/a
Providence-TH	NC	TH	18	—	—	18	—	n/a

Sub-Total / Weighted Average (4)			205	—	—	205	—	n/a

Beacon Park	VA	Condo	488	—	—	—	488	n/a
Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total / Weighted Average (4)			535	—	—	47	488	n/a

Total Development			1,229	—	—	741	488	n/a

Total Active & Development			4,104	1,529	40	2,047	488	$321,769

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not opened for sales.
(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	“Weighted Average” means the weighted average new order sale price.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

Orders, cancellations and backlog

Gross new order revenue for the three months ended June 30, 2008 decreased $88.2 million, or 89.0%, to $10.9 million on 34 homes as compared to $99.1 million on 494 homes for the three months ended June 30, 2007. For the six months ended June 30, 2008, gross new order revenue decreased $116.9 million, or 81.7% to $26.1 million on 85 homes, as compared to $143.0 million on 639 homes for the six months ended June 30, 2007. Net new order revenue for the three months ended June 30, 2008 decreased $78.7 million, or 91.6%, to $7.2 million on 20 homes as compared to $85.9 million on 461 homes for the three months ended June 30, 2007. Net new order revenue for the six months ended June 30, 2008 decreased $84.5 million, or 82.9%, to $17.4 million on 55 homes as compared to $101.9 million on 532 homes for the six months ended June 30, 2007. The decrease in gross new orders and net new orders are attributable to the bulk sale of our Bellemeade project in June 2007 which represented 268 units for $46.5 million, reduced inventory for sale at our Eclipse project, reduced speculative inventory in our portfolio and current market conditions in the homebuilding industry which are characterized by a general excess supply of homes available for sale and reduced buyer confidence.

Average gross new order revenue per unit for three months ended June 30, 2008 increased $119,000 to $320,000, as compared to $201,000 for the three months ended June 30, 2007. The average gross new order revenue per unit for the six months ended June 30, 2008 increased $83,000 to $307,000, as compared to $224,000 for the six months ended June 30, 2007.

For the three months ended June 30, 2008 we experienced 14 order cancellations totaling $3.6 million of cancellation revenue as compared to 33 orders totaling $13.2 million for the three months ended June 30, 2007. For the six months ended June 30, 2008 we experienced 30 order cancellations totaling $8.7 million of cancellation revenue as compared to 107 order cancellations totaling $41.0 million for the six months ended June 30, 2007. Cancellations in the second quarter of 2008 were spread amongst our various communities with only one community having three cancellations and the rest having two or fewer. This is in contrast to the second quarter of 2007 where most cancellations occurred in the greater Washington, DC market where we experienced 58 cancellations. This included 12 Company-initiated cancellations for approximately $3.8 million of cancellation revenue at our Barrington Park Condominiums where we decided to temporarily manage the project as a rental condominium community while we determine the best use for the property. At the Eclipse project in the Washington, DC market, we experienced 36 cancellations for $16.3 million of cancellation revenue in the first quarter of 2007 which were mostly related to contracts entered into in 2004. Of these 36 cancellations, eight were cases where the contract buyer cancelled an existing contract in connection with entering into a new contract for a different unit at the Eclipse.

Our cancellation rate for the six months ended June 30, 2008 was 35.3%, or 30 cancellations on 85 gross new orders compared to cancellation rate of 16.7%, or 107 cancellations, on 639 gross new orders for the six months ended June 30, 2007. The cancellation rate in the greater Washington, DC market was 28.6%, or 12 cancellations on 42 gross new orders. In the Raleigh market our cancellation rate was 36.7%, or 11 cancellations on 30 gross new orders, and in the Atlanta market our cancellation rate was 53.8%, or 7 cancellations on 13 gross new orders. Cancellation rates in general are being fueled by the tightening of the mortgage credit markets and by extended selling periods for resale homes. Our buyers’ inabilities to obtain mortgage financing and/or to resell their homes are significant contributors to cancellations. We believe that the high rate of cancellations in our Atlanta and Raleigh markets was the result of reduced consumer confidence, extended listing times for resales, and first-time buyer orientation of our products and the typical lack of credit history of these buyers.

Our backlog at June 30, 2008 decreased $79.8 million, or 86.0%, to $13.0 million on 40 homes as compared to our backlog at June 30, 2007 of $92.8 million on 241 homes. The reduction of backlog is a direct result of the commencement of deliveries at the East Tower of our Eclipse project in June 2007 and is indicative of the generally slow market conditions in the homebuilding industry. In addition, due to tightening credit markets and our difficulties in negotiating extensions to our credit we have chosen not to commence construction on speculative inventory which has limited our homes available for sale which has had a negative effect on our backlog revenue.

Revenue

The number of homes delivered for the three months ended June 30, 2008 decreased by 92.5%, or 467 homes, to 38 as compared to 505 homes for the three months ended June 30, 2007. The number of homes delivered for the six months ended June 30, 2008 decreased by 86.5%, or 550 homes, to 86 as compared to 636 homes for the six months ended June 30, 2007. The reduction in new home deliveries for the three months ended June 30, 2008 is principally attributable to the bulk sale of the remaining 268 units at our Bellemeade condominium project in June 2007 for $46.5 million. The reduction in new home deliveries for the six months ended June 30, 2008 was largely attributable to the 130 settlements at our Eclipse project during the first six months of 2007 for units pre-sold in prior years as compared to 16 units settled at the Eclipse thus far in 2008. Average revenue per home delivered increased by approximately $83,000 or 38.1% to $301,000 for the three months ended June 30, 2008 as compared to $218,000 for the three months ended June 30, 2007. Average revenue per home delivered increased by approximately $77,000 or 32.0% to $318,000 for the six months ended June 30, 2008 as compared to $241,000 for the six months ended June 30, 2007.

Revenue from homebuilding decreased by $98.9 million, or 89.7%, to $11.4 million for the three months ended June 30, 2008 as compared to $110.3 million for the three months ended June 30, 2007. Revenue from homebuilding decreased by $125.9 million, or 82.1%, to $27.4 million for the six months ended June 30, 2008 as compared to $153.3 million for the six months ended June 30, 2007. This reduction in revenue from homebuilding is attributable to the bulk sale of the remaining 268 units at our Bellemeade condominium project for $46.5 million in June 2007. Lower overall volume of unit settlements is also the result of a smaller backlog of units at the Eclipse at the beginning of the year.

Other Revenue

Other revenue for the three months ended June 30, 2008 decreased by $3.4 million, or 85.0%, to $0.6 million, as compared to $4.0 million for the three months ended June 30, 2007. For the six months ended June 30, 2008 other revenue decreased by $6.7 million, or 87.0%, to $1.0 million, as compared to $7.7 million for the six months ended June 30, 2007. Other revenue consists of $0.4 million and $1.0 million of rental revenue from our rental communities for the three and six months ended June 30, 2008, respectively. Other revenue for the three and six months ended June 30, 2007 includes $7.1 million of revenue recognized on the sale of 110 finished lots at our Massey Preserve project in North Carolina in March and June of 2007. We consider revenue to be from homebuilding when there is a structure built or being built on the lot when delivered. Sales of lots occur, and are included in other revenues, when we sell raw land or finished home sites in advance of any home construction.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cost of sales homebuilding

Following the reduction in homebuilding revenue, cost of sales homebuilding for the three months ended June 30, 2008 decreased by $92.6 million, or 90.0%, to $10.3 million, or 90.4% of homebuilding revenue, as compared to $102.9 million, or 93.3% of revenue, for the three months ended June 30, 2007. For the six months ended June 30, 2008 cost of sales decreased $115.5 million to $24.2 million, or 88.3% of revenue, as compared to $139.7 million or 91.1% of revenue for the six months ended June 30, 2007. The reduction of cost of sales as a percentage of revenue is due to the delivery of the remaining 268 units at our Bellemeade condominium project in June, 2007 for $46.5 million which had a gross margin of effectively zero and generally higher margins on remaining inventory resulting from previously recorded impairment charges. Also, certain of our projects have been either completed or gone to an inactive status which results in the suspension of cost capitalization. This reduction in projected future capitalized costs results in lower average cost of sale per unit, the impact of which affected gross margins in the three months ended June 30, 2008.

Cost of sales other

Cost of sales other for the three and six months ended June 30, 2008 was $0 and $28,000 as compared to $3.7 million and $7.3 million for the three and six months ended June 30, 2007. Cost of sales other for the three and six months ended June 30, 2008 primarily includes land cost associated with the above-mentioned lot sales at Massey Preserve where we sold finished lots to a third party.

Impairments and write-offs

As discussed in Note 2 in the accompanying notes to the consolidated financial statements, we recorded impairment and write-off charges of $13.7 million and $7.5 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and June 30, 2007 we recorded impairment and write-off charges of $14.6 million and $8.4 million, respectively. For the three months ended June 30, 2008, we recorded impairment charges of $7.1 million over twelve projects in our Atlanta division, $6.1 million over two projects in our Washington, D.C. division and $0.5 million over two projects in our Raleigh, N.C. division. For the three months ended June 30, 2007, we recorded impairment charges of $2.3 million over two projects in our Atlanta division, $4.9 million over three projects in our Washington, D.C. division and $0.1 million over one project in our Raleigh, N.C. division. In the three months ended March 31, 2008 we recorded impairment charges of $0.8 million over two projects in our Atlanta division. In the three months ended March 31, 2007 we recorded no impairment charges. However, impairments and write-offs for the first quarter of 2007 included a write-off of $357,000 as a result of selling our interest in North Shore and adjusting amounts owed to net realizable value. Based on management’s assessment of current market conditions, estimates for the future and the Company’s ability to negotiate settlements with its lender with respect to deficiencies associated with the return of certain properties, we believe there are no additional impairments warranted at this time. However, if market conditions deteriorate, actual costs are higher than budgeted or we are unsuccessful in our negotiations with our lenders, we would be required to re-evaluate the recoverability of our real estate held for development and sale and may incur additional impairment charges.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended June 30, 2008 decreased $3.2 million or 39.0% to $5.0 million, as compared to $8.2 million for the three months ended June 30, 2007. Selling, general and administrative expenses for the six months ended June 30, 2008 decreased $6.8 million or 41.5% to $9.6 million, as compared to $16.4 million for the six months ended June 30, 2007. Most categories of selling, general and administrative expenses were lower in 2008 compared to 2007 including salary and salary-related expenses of $2.0 million, bonuses of $1.7 million, sales consulting expenses of $1.4 million, advertising and marketing of $1.3 million, employee stock compensation expenses of $0.9 million, outside legal, accounting, and audit expenses of $0.7 million, and office/model and office/model related expenses of $0.4 million. The only significant increase in selling, general and administrative expense thus far in 2008 is for interest and real estate taxes for inactive projects of $1.4 million. Selling, general and administrative expenses represented 33.8% and 10.2% of total revenue for the six months ended June 30, 2008 and 2007, respectively. Despite the above-mentioned reductions in selling, general and administrative expenses, the percentage of revenue comparison increased due to a steep decline in revenue for the first half of 2008 compared to the same period in 2007.

Operating loss

Operating loss for the three months ended June 30, 2008 increased $9.1 million to $17.0 million as compared to $7.9 million for the three months ended June 30, 2007. Operating margin for the three months ended June 30, 2008 was (141.7%) as compared to (6.9%) for the three months ended June 30, 2007. The operating loss for the six months ended June 30, 2008 increased by $9.2 million to $20.0 million, as compared to $10.8 million for the six months ended June 30, 2007. Operating margin for the six months ended June 30, 2008, was (70.4%), as compared to (6.7%) for the six months ended June 30, 2007. The decrease in operating margin is attributable to increases in cost of goods sold and impairments and write-offs as discussed above and reduced revenue from fewer settlements. A breakdown of operating loss by segment is provided in Note 12 in the accompanying notes to the consolidated financial statements.

Other income, net

Other income, net for the three months ended June 30, 2008 increased by $0.1 million to $0.4 million as compared to $0.3 million for the three months ended June 30, 2007. Other income, net for the six months ended June 30, 2008 increased by $1.0 million to $1.6 million as compared to $0.6 million for the six months ended June 30, 2007. The increase is attributable to $1.7 million of income resulting from buyers canceling sales contracts and forfeiting their earnest money deposits, predominantly at the Eclipse development which was offset primarily by a decrease in interest income.

Income taxes

Income tax benefit for the three months ended June 30, 2008 was $0 compared to $2.9 million for the three months ended June 30, 2007. Income tax benefit for the six months ended June 30, 2008 was $0 compared to $3.8 million for the six months ended June 30, 2007. Our combined effective tax rate including both current and deferred provisions for the three months ended June 30, 2008 and 2007 was 0% and 34.3%, respectively. Our combined effective tax rate including both current and deferred provisions for the six months ended June 30, 2008 and 2007 was 0% and 34.3%, respectively. As discussed in Note 8 in the accompanying notes to the consolidated financial statements, we generated taxable income for federal and state tax purposes of approximately $6.6 million during the six months ended June 30, 2008. This $6.6 million of taxable income is comprised primarily of $5.6 million of taxable income resulting from timing differences associated with the troubled debt restructuring (see Note 13 in the accompanying notes to the consolidated financial statements). However, since we are projecting a tax loss for the full year 2008, an effective tax rate of zero was assumed in calculating the current income tax benefit expense at June 30, 2008.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

We require capital to operate, to meet our on-going debt obligations, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include engineering, entitlement, architecture, site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings, operations which include the sale of constructed homes and finished and raw building lots, and the sale of equity and debt securities. Our currently owned and controlled inventory of home sites will require substantial capital to develop and construct. We currently have very limited access to capital which has created a severe liquidity constraint on the Company’s operations.

In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital availability than would be required if we built each project with long-term amortizing debt. At June 30, 2008 we had approximately $157.2 million of outstanding indebtedness and $9.9 million of unrestricted cash.

In the second half of 2007 the banking and credit markets experienced severe disruption as a result of a collapse in the sub-prime and securitized debt markets. As a result, commercial banks and other unregulated lenders have experienced liquidity limitations which have made funding for real estate lending more constrained. This has resulted in a substantial tightening of credit available to homebuilders and other real estate oriented businesses. In addition, the tightening of the credit markets has severely reduced the amount of capital available for consumer mortgage financing. This tightening of the credit markets has created substantial obstacles to our ability to secure financing for our operations, construction and land development efforts. In addition, the disruption affecting our customers’ ability to secure mortgage financing for the purchase of our homes has created significant obstacles to selling our homes. This limitation on available credit is having a disruptive effect on our sales and revenue in 2008 which is further undermining our ability to generate enough cash to meet our obligations.

Our overall borrowing capacity is currently constrained by loan covenants which require maximum loan-to-value ratios, minimum ratios of interest to EBITDA, minimum tangible net worth, and maximum ratios of total liabilities to total equity. Our non-compliance with certain of these covenants have, for the period ending June 30, 2008, created defaults under certain of our loans and loan facilities. There is no assurance that either we will return to compliance in the future or that our banks will provide us waivers of our covenants as they have in the past.

We have both secured and unsecured debt, much of which matured in 2007 and during the first six months of 2008. A significant amount of our debt remains unpaid or matures and/or has curtailment obligations during the second half of 2008. In our industry it has been customary in the past for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. This is no longer the case. Since we are the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported loan covenant violations and loan defaults have negatively impacted our ability to renew and extend our debt.

Three of our lenders, Haven Trust (“Haven”), Branch Bank & Trust Company (“BB&T”) and Wachovia, NA (“Wachovia”) have issued default and demand notices to the Company and/or its subsidiaries. In the case of Haven Trust, the bank issued a default notice upon maturity of the loan associated with the Company’s Gates at Luberon project. The outstanding balance was approximately $4.8 million. The Company has filed a petition of bankruptcy for the subsidiary entity that is the borrower and has until September 30, 2008 to submit a plan of reorganization in an effort to forestall foreclosure on the remaining inventory at our Gates of Luberon project. In the case of BB&T, the bank has issued defaults notices relating to approximately $32.3 million of outstanding indebtedness relating to inventory in both Washington and Atlanta and has initiated foreclosure efforts on substantially all of the assets for which it has extended credit in the Atlanta market. We are in the process of negotiating a settlement with BB&T whereby there would be no filing of bankruptcy for the associated entities in exchange for the bank accepting the properties as payment in full of the Company’s obligations. In the case of Wachovia, the bank has issued a notice of default on the approximately $24.9 million outstanding under the Company’s revolving borrowing base facility but has not initiated any proceedings. The Company and Wachovia are negotiating a settlement agreement relating to the Company’s outstanding balance under its secured, revolving borrowing base facility.

The Company is in violation of other loan covenants under the terms of other facilities but no other default notices have been issued. The Company acts as guarantor of substantially all of its subsidiaries’ debt and therefore the failure to extend or amend the terms of the subsidiaries’ debt would result in an unmanageable demand for repayment under the guarantees. In the event the Company is unsuccessful in restructuring its debts and the guarantees are called by lenders, the Company may have no other choice but to file a petition of bankruptcy.

Credit Facilities

A majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At June 30, 2008, the one-month LIBOR and prime rates of interest were 2.46% and 5.00%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 5.21% to 8.46%. During the first half of 2008 these rates have been significantly reduced. For information regarding risks associated with the Company level of debt and changes in interest rates, see Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

In the past the Company has generally financed its development and construction activities on a single or multiple project basis so that it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company has numerous credit facilities and numerous lenders. In June 2008 the Company retained the services of FTI Consulting to assist in the restructuring of the Company’s debts. In connection with this assignment, Brad Foster of FTI was appointed to the position of interim Chief Restructuring Officer of the Company. After evaluating its options with respect to restructuring its debts the Company elected to suspend making regularly scheduled cash interest payments on all of its debt excluding debts to Guggenheim Capital Partners relating to Penderbrook, KeyBank relating to Potomac Yard and First Charter relating to Brookfield. The Company is in discussions with all of its lenders to negotiate amendments to its loan facilities and modifications to its guarantees that are more aligned with the current housing market downturn and the Company’s limited liquidity.

The following paragraphs detail the status of the loans upon which the Company has ceased paying interest.

On May 26, 2006 the Company entered into $40.0 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and project-related letters of credit. Funding availability was to be limited by compliance with a borrowing base and certain financial covenants. As of June 30, 2008, $24.9 million was outstanding with this facility. The Company ceased making interest payments on this loan in June 2008, which is an event of default under the loan agreement. On July 25, 2008 Wachovia issued the Company a notice of default with respect to this facility.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

As of June 30, 2008 the Company had $9.7 million outstanding to M&T Bank. Under the terms of the loan agreements, the Company is required to maintain certain financial covenants. In March 2007 the Company entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. On October 25, 2007 the Company entered into loan modification agreements which extended maturities and provided for a forbearance with respect to all financial covenants. As of June 30, 2008, the loans with M&T have matured. The Company ceased making interest payments on these loans in July 2008, which is an event of default under the loan agreement. The Company is currently negotiating with M&T with respect to loan amendments.

As of June 30, 2008 the Company had approximately $32.3 million outstanding to Branch Bank & Trust Company (BB&T) relating to multiple loan facilities in the Company’s Washington and Atlanta markets. The Company ceased making interest payments on these loans in July 2008, which is an event of default under the loan agreement. On July 25, 2008, BB&T issued several notices of default and demand notices to the Company as guarantor and certain of its subsidiaries as borrower with respect to all of the facilities and certain letters of credit for which no amounts were due.

At June 30, 2008 the Company had approximately $5.3 million outstanding with Regions Bank under multiple secured master loan agreements. The loans all mature on January 9, 2009. There are no financial covenants associated with these loans. The Company ceased making interest payments on these loans in July 2008.

On June 28, 2007 the Company entered into various loan modification agreements with Bank of America securing the then remaining $4.6 million balance of the Company’s $15.0 million unsecured revolver, extending the curtailment schedule of the unsecured revolver and extending the maturities of the Company’s Atlanta debt facilities into 2008. There are no financial covenants associated with these loans. The Company ceased making interest payments on these loans in July 2008. At June 30, 2008 the Company had approximately $8.9 million outstanding with Bank of America of which $3.1 million was related to the previously unsecured revolver. At June 30, 2008 the Company had missed a $0.2 million scheduled principal curtailment due on the previously unsecured revolver.

As of June 30, 2008 the Company had $1.8 million outstanding on a seller funded loan related to, but not secured by, the Company’s Beacon Park I Condominium project (“Project”). The loan matured but remains unpaid. Discussions with the lender, who is also the Project’s seller, regarding loan modifications and other project related contract modifications have proved unsuccessful, resulting in the Comstock Belmont Bay 8&9, LC and Belmont Bay, LC litigation discussed in Note 10.

In May 2006 the Company entered into $6.8 million loan facility with Haven Trust Bank in Atlanta related to the Gates at Luberon project. The loan matured in November 2007. Haven Trust Bank was unwilling to grant an extension on terms the Company felt were reasonable so this loan is now in default. The Company is in the process of negotiating with Haven Trust Bank regarding this disputed facility. At June 30, 2008 the Company had $4.8 million plus accrued interest outstanding under this disputed facility. Haven Trust initiated foreclosure proceedings. The Company protected the equity in the project by seeking bankruptcy protection for the entity which owns Gates at Luberon. The Company is scheduled to submit its plan of reorganization to the court by September 30, 2008.

The following paragraphs detail the status of the Company’s other credit facilities that are not part of the above restructuring.

On May 4, 2006 the Company closed on a $30.0 million Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30.0 million Senior Unsecured Note Offering with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by the lender’s creditor(s). As discussed in Note 13 to the accompanying notes to the consolidated financial statements, on March 14, 2008, the Company executed an option to restructure the $30.0 million unsecured note. In connection therewith, the Company made a $6.0 million principal payment to the lender and executed an amended and restated indenture with a new principal balance of $9.0 million, loosened financial covenants and a revised term of 5 years. The Company also issued the lender a seven-year warrant to purchase 1,500,000 shares of Class A common stock at $0.70 per share. In exchange the lender agreed to cancel $15.0 million of the outstanding principal balance. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount plus the total estimated future interest payments of $4.4 million over the remaining life of the notes at March 31, 2008. Interest on this senior unsecured debt is prepaid through December 31, 2008. As of June 30, 2008, $13.2 million was outstanding with this facility, which includes its principal amount of $9.0 million plus the total estimated future interest payments of $4.2 million. At June 30, 2008 the Company is in violation of its leverage ratio and has not received a waiver as of the time of filing.

In December 2005 the Company entered into a $147.0 million secured, limited recourse loan with Corus Bank related to the Company’s Eclipse project. Under the terms of the loan there was a single deed of trust covering two loan tranches. The two tranches had varying interest rates with Tranche A at LIBOR plus 375 basis points and Tranche B at 16.0%. This loan was paid in full in March 2008.

In March 2008 the Company entered into the new loan with KeyBank that refinanced an existing $2.8 million loan with KeyBank and a $22.5 million loan with Corus Bank. Under the terms of the new loan facility all financial covenants were eliminated. As of June 30, 2008, the Company had $34.6 million outstanding to KeyBank under the new, now single secured facility. The KeyBank loan currently has approximately $2.4 million of interest reserve available to cover monthly interest costs.

In February 2007 Comstock Penderbrook, LC, a wholly owned subsidiary of the Company, entered into a $28.0 million secured, three-year limited recourse loan with Guggenheim Capital Partners related to the Company’s Penderbrook project. Under the terms of the loan the borrower distributed $11.0 million of the proceeds to the Company and established a $2.5 million cash interest escrow to provide for interest costs in excess of the net operating income being generated by the temporary rental operations at the project. Under the terms of the loan there are two tranches, Tranche A at three month LIBOR plus 400 basis points and Tranche B at three month LIBOR plus 600 basis points. There are no financial covenants associated with this loan other than preset cumulative minimum unit settlements at quarterly intervals. As of June 30, 2008 the borrower’s outstanding balance under the Tranche A portion of the loan was $0.8 million and the Tranche B portion of the loan was $14.0 million. At June 30, 2008 the Company is in violation of its minimum unit settlement covenant and is negotiating an amendment with the lender.

On May 31, 2007 the Company entered into a $4.5 million secured revolving credit facility with First Charter Bank bearing an interest rate of prime plus 0.25% per annum. The loan matured on June 10, 2008. There are no financial covenants associated with this loan. As of June 30, 2008 the Company had $1.3 million outstanding on the loan. The Company has executed on its one-time, six month extension extending the maturity of the loan to December 10, 2008.

From time to time the Company employs subordinated and unsecured credit facilities to supplement the capital resources or a particular project or group of projects. The Company’s lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of June 30, 2008, there were no outstanding variable rate unsecured loans. The Company intends to continue to use these types of facilities on a selected basis to supplement the capital resources.

Many of the Company’s loan facilities contain Material Adverse Effect clauses which, if invoked, could create an event of default under the loan. In the event all the Company’s loans were deemed to be in default as a result of a Material Adverse Effect, the Company’s ability to meet the capital and debt obligations would be compromised and the Company would not be able to continue operations without bankruptcy protection.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The Company’s senior management continues to work closely with its lenders on both temporary and permanent modifications to the lending facilities. These modifications are principally related to financial covenants and maturity dates. The Company cannot at this time provide any assurances that it will be successful in these efforts. In the event the Company is not successful it may not be able to continue operations without court imposed protections.

Cash Flow

Net cash provided by operating activities was $8.4 million for the six months ended June 30, 2008 as compared to $64.1 million for the six months ended June 30, 2007. The decrease is attributable primarily to reduced cash receipts generated from homes sales, home settlements and lot sales.

Net cash used in financing activities decreased $63.0 million to $5.3 million for the six months ended June 30, 2008 as compared to $68.3 million for the six months ended June 30, 2007. The decrease is a result of lower principal payments on borrowings.

Subsequent Events

On July 25, 2008 several of the Company’s subsidiaries received a default notice from Branch Bank and Trust Company (“BB&T”) with respect to project loans which had matured. The Company received demand notices as the guarantor of these subsidiary debts. The total outstanding under the loans included in the default notices was approximately $32.7 million. On or about August 6, 2008, BB&T initiated foreclosure proceedings on the Company’s properties in Atlanta for which BB&T was the lender. The Company and BB&T are in the process of negotiating settlement agreements with respect to the defaults and the guarantees.

On July 25, 2008 the Company’s received a default notice from Wachovia Bank, NA (“Wachovia”) with respect to its $40.0 million borrowing base revolving loan facility. The total outstanding under the loan at the time of the default notices was approximately $24.9 million. The default was based on a breach of certain financial covenants alleged by Wachovia. The Company and Wachovia are in the process of negotiating settlement agreements with respect to the default and the guarantees.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this pronouncement has not had a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115 (“SFAS 159”), which permits entities to measure various financial instruments and certain other items at fair value at specified election dates. The election must be made at the initial recognition of the financial instrument, and any unrealized gains or losses must be reported at each reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this pronouncement has not had a material effect on our consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances the current disclosure framework in SFAS 133 and requires enhanced disclosures about why an entity uses derivative instruments, how derivative instruments are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2008 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2007.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of June 30, 2008, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $1.4 million in a fiscal year, most of which would be capitalized and included in cost of sales as homes are delivered. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

In accordance with the provisions of its sales agreements, the Company’s subsidiary retained the earnest money purchase deposits from Eclipse project buyers who defaulted on their obligation to settle. Certain buyers are seeking to obtain a refund of their forfeited deposits and have filed a series of lawsuits and arbitration claims commencing on or around June 28, 2007. Disputed deposits in an aggregate amount of approximately $0.6 million remain in a segregated escrow account and are included in the accompanying financial statements as restricted cash as of June 30, 2008. For the three and six months ended June 30, 2008, the Company recognized $0.5 million and $1.5 million of income from forfeited earnest money purchase deposits from Eclipse buyers. This income is reported on the other (income) expense line in the statement of operations. The Company has filed counterclaims against the majority of the Eclipse buyers in the referenced actions.

On December 7, 2007, the Company and a subsidiary were served with a complaint and notice of lis pendens resulting from an allegation of the subsidiary’s failure to pay $0.7 million allegedly due to the seller of property in the District of Columbia known as the East Capitol project. The Company’s subsidiary posted a cash escrow for 1.5 times the amount sought in the complaint in order to complete conveyance of the property without exception to title and intends to vigorously defend the matter.

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

On February 29, 2008, a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”), received notices of acceleration and foreclosure from Haven Trust Bank (Lender) pursuant to existing acquisition and construction credit facilities at its Gates of Luberon project. The aggregate outstanding balance of the indebtedness was approximately $4.8 million as of the date of the notices. The notices were issued after maturity of the indebtedness and Mathis Partners’ inability to negotiate an extension of the credit facilities with Lender pursuant to terms and conditions Mathis Partners deemed satisfactory. On March 31, 2008, Mathis Partners, the special purpose entity that owns the Gates of Luberon project, filed a Chapter 11 reorganization, prohibiting a scheduled foreclosure sale of the Lender’s collateral in the Gates of Luberon project from taking place. Mathis Partners is in the process of submitting a reorganization plan for court approval. In April 2008, the Lender filed a separate collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness. Regardless of the outcome of the reorganization process by Mathis Partners, the Company may nevertheless be held responsible for the outstanding balance of the indebtedness through the collection action against the Company. The carrying value of Mathis Partners assets at June 30, 2008 is approximately $4.5 million.

On July 3, 2008, the Company and Comstock Belmont Bay 8&9, L.C. (the “Subsidiary”) were served with a complaint by Belmont Bay, LC (“Seller”) to enforce payment of a purchase money promissory note (“Purchase Note”) that matured on March 24, 2007, made by the Subsidiary and guaranteed by the Company with respect to our Beacon Park I Condominium (the “Project”). Demand is made for $2.0 million, plus accrued interest, costs and attorney fees. The Company and Subsidiary have filed answers to the action and the Subsidiary filed a counterclaim against the Seller as a result of its various breaches of the purchase contract that gave rise to the Purchase Note. On July 30, 2008, the Company and Subsidiary received notice of an additional complaint filed by Seller for breach of the purchase contract and on August 6, 2008, the Subsidiary was served with a third complaint by Seller and the master associations for the Belmont Bay development seeking injunctive relief to prohibit the Subsidiary from selling the Project. The Subsidiary and the Company intend to vigorously defend all actions and file various counterclaims against the Seller, the master association and certain individual constituent members of the associations as a result of their various contractual and fiduciary breaches.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

On July 29, 2008, the general contractor for a subsidiary of the Company filed liens totaling approximately $0.5 million at The Eclipse on Center Park project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. The Company’s subsidiary is seeking to invalidate the liens based on a prior agreement under which the general contractor agreed not to files liens against the Project, regardless of the parties’ failure to reach settlement on claims each party has asserted against the other. In the event the subsidiary is unsuccessful in vacating or otherwise incurring the lien liability, it could be an event of default under the subsidiaries loan associated with the Project.

Other than the foregoing, the Company is not currently subject to any material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from the normal business activities. Although the Company cannot accurately predict the amount of the liability, if any, that could arise with respect to legal actions currently pending against the Company. The Company does not expect that any such liability will have a material adverse effect on the financial position, operating results or cash flows. The Company believes that it has obtained adequate insurance coverage, rights to indemnification, or where appropriate, has established reserves in connection with these legal proceedings.

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

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: August 14, 2008	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer