Form 10-Q
period 2008-09-30
Comstock Homebuilding Companies, Inc.
filed 2008-11-14
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 5, 2008, 15,114,510 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$6,304	$6,822
Restricted cash	3,836	4,985
Receivables	210	370
Due from related parties	92	92
Real estate held for development and sale	147,019	203,860
Inventory not owned - variable interest entities	19,250	19,250
Property, plant and equipment, net	1,000	1,539
Other assets	2,692	22,058

TOTAL ASSETS	$180,403	$258,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$8,544	$21,962
Obligations related to inventory not owned	19,050	19,050
Notes payable	104,392	141,214
Senior unsecured debt	12,962	30,000

TOTAL LIABILITIES	144,948	212,226

Commitments and contingencies (Note 10)
Minority interest	224	231

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 15,211,455 and 15,120,955 issued and outstanding, respectively	152	151
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	156,987	155,998
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(119,496)	(107,219)

TOTAL SHAREHOLDERS’ EQUITY	35,231	46,519

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$180,403	$258,976

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Revenue - homebuilding	$12,270	$47,769	$39,645	$201,106
Revenue - other	803	4,217	1,807	11,902

Total revenue	13,073	51,986	41,452	213,008
Expenses
Cost of sales - homebuilding	10,968	41,748	35,168	181,491
Cost of sales - other	1	3,643	28	10,947
Impairments and write-offs	2	69,017	14,580	77,400
Selling, general and administrative	4,566	7,860	12,725	24,235
Interest, real estate taxes and indirect costs related to inactive projects	2,199	—	3,615	—

Operating loss	(4,663)	(70,282)	(24,664)	(81,065)
Gain on troubled debt restructuring	(1,194)	—	(9,519)	—
Other income, net	(1,268)	(715)	(2,865)	(1,361)

Loss before minority interest	(2,201)	(69,567)	(12,279)	(79,704)
Minority interest	(4)	(2)	(7)	(7)

Total pre tax loss	(2,197)	(69,565)	(12,272)	(79,697)
Income taxes expense (benefit)	5	(27,097)	5	(30,893)

Net loss	$(2,202)	$(42,468)	$(12,277)	$(48,804)

Basic loss per share	$(0.13)	$(2.63)	$(0.70)	$(3.04)
Basic weighted average shares outstanding	17,475	16,151	17,431	16,046

Diluted loss per share	$(0.13)	$(2.63)	$(0.70)	$(3.04)
Diluted weighted average shares outstanding	17,475	16,151	17,431	16,046

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,277)	$(48,804)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization and depreciation	530	666
Impairments and write-offs	14,580	77,400
Loss on disposal of assets	9	26
Minority interest	(7)	(7)
Gain on troubled debt restructuring	(9,519)	—
Board of directors compensation	148	149
Amortization of stock compensation	112	1,801
Deferred income tax	—	(23,837)
Changes in operating assets and liabilities:
Restricted cash	1,149	5,799
Receivables	160	3,925
Due from related parties	—	3,397
Real estate held for development and sale	11,307	95,931
Other assets	19,435	(3,944)
Accounts payable and accrued liabilities	(12,414)	(24,131)
Due to related parties	—	(1,140)

Net cash provided by operating activities	13,213	87,231

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(64)

Net cash used in investing activities	—	(64)

Cash flows from financing activities:
Proceeds from notes payable	24,337	73,951
Proceeds from senior unsecured debt	—	30,000
Payments on junior subordinated debt	—	(30,000)
Payments on notes payable	(38,077)	(173,611)
Distributions paid to minority shareholders	—	(3)
Proceeds from shares issued under employee stock purchase plan	9	48

Net cash used in financing activities	(13,731)	(99,616)

Net decrease in cash and cash equivalents	(518)	(12,449)
Cash and cash equivalents, beginning of period	6,822	21,263

Cash and cash equivalents, end of period	$6,304	$8,814

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$290	$5,815
Warrants issued in connection with troubled debt restructuring	$720	$—
Reduction in real estate held for development and sale in connection with troubled debt restructuring	$31,244	$—
Reduction in notes payable in connection with troubled debt restructuring	$31,365	$—
Reduction in accrued liabilities in connection with troubled debt restructuring	$1,004	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Comstock Companies, Inc. (the “Company”) was incorporated on May 24, 2004 as a Delaware corporation. On September 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc.

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

The Company’s Class A common stock is traded on the NASDAQ Global market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004. In January 2008 the Company was notified by NASDAQ that it was not in compliance with requirements related to its listing on the NASDAQ Global Market. The Company was granted 180 days to regain compliance. On July 9, 2008 the Company was notified that it had not regained compliance and was going to be delisted from the NASDAQ Global Market. The Company requested a hearing on September 4, 2008 to appeal this decision and seek an additional extension. On October 24, 2008 the Company received a notice from NASDAQ indicating that the NASDAQ Listing Qualifications Panel to which the Company presented on September 4, 2008 had granted the Company’s request for continued listing. The notice from NASDAQ indicated that continued listing was subject to: 1) the Company evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading days on or before April 13, 2009, and 2) the Company evidencing a minimum market value of publicly held shares of $5,000 on or before May 8, 2009.

The Company develops, builds and markets single-family homes, townhouses and condominiums in the Washington D.C., Raleigh, North Carolina and Atlanta, Georgia metropolitan markets. The Company also provides certain management and administrative support services to certain related parties.

The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. During 2006, new home sales in our markets began to slow and that trend has significantly worsened in 2008, resulting in the impairments discussed in Note 2. In response to these conditions, the Company has significantly reduced selling, general and administrative expenses in order to align its cost structure with the current level of sales activity, slowed land acquisition, delayed land development and construction activities (except where required for near term sales) and has offered for sale various developed lots and land parcels that the Company believes are not needed based on current absorption rates. Additional reductions may be required as the downturn is expected to continue into 2009.

Liquidity Developments in 2008

The Company and its subsidiaries have secured debt which either matures or has curtailment obligations during 2008 and beyond. Under normal market conditions it is customary for lenders in our industry to renew and extend debt obligations until the project is complete provided the loans are kept current. The Company is the guarantor of substantially all of its subsidiaries’ debt. As a result, any significant failure to negotiate renewals and extensions to this debt would severely compromise the Company’s liquidity and would jeopardize the Company’s ability to satisfy its capital requirements. As recently reported, and as further discussed in Note 15, several of the Company’s loan facilities have matured with no extensions negotiated. As a result, in the second quarter of 2008, the Company retained external consultants to act as a financial advisor to the Company in exploring debt restructuring and capital raising alternatives. In connection with the exploration of available debt restructuring alternatives, the Company elected to cease making certain scheduled interest and/or principal curtailment payments while it attempts to negotiate modifications or other satisfactory resolutions from its lenders. The amount outstanding on the impacted facilities was approximately $71,000 as of September 30, 2008, which the Company believes, based on prior period impairments, approximates the carry value of associated real estate assets. The Company recently reported several loan covenant violations and notices of default from several of its lenders. As discussed further in Note 2, these violations and notices have led to foreclosures of assets and have resulted in guarantee enforcement actions being initiated against the Company. Additional foreclosure actions may occur in the future as a result of the company’s non-payments. In addition, many of the Company’s loan facilities contain Material Adverse Effect clauses which, if invoked, could create an event of default under the loan. In the event certain of the Company’s loans were deemed to be in default as a result of a Material Adverse Effect, the Company’s ability to meet its capital and debt obligations would be compromised. The Company is in negotiations with certain of its lenders impacted by the suspension of payments and interest to transfer the deed to certain projects to the lender in exchange for the settlement in full of any debt balance owed to the lender by the Company. The Company cannot at this time provide any assurances that it will be successful in these efforts. In the event the Company is not successful it may not be able to continue operations without filing a petition of bankruptcy.

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

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company during 2008 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. As a result, the Company evaluates all of its projects on a quarterly basis to determine if recorded carrying amounts are recoverable. This evaluation resulted in no additional impairment charges

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

in the third quarter of 2008. However, in the second quarter of 2008, this evaluation resulted in an aggregate impairment charge of $13,740 across sixteen (16) projects. These impairment charges are recorded as a reduction in the Company’s capitalized land and/or house costs. $500 of the $13,740 was recorded across two (2) projects based on calculations using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales pace. In performing its impairment modeling the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates used by the Company are based on the best information available at the time the estimates were made. If market conditions continue to deteriorate, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

In the second quarter of 2008, the Company retained an external consulting firm to act as an advisor in exploring debt restructuring and capital raising alternatives. In connection with the exploration of available debt restructuring alternatives, the Company elected to cease making certain scheduled interest and/or principal curtailment payments while it attempts to negotiate modifications or other satisfactory resolutions from its lenders. One strategy for restructuring the Company’s debt obligations is to transfer the deed to certain projects to the lender in exchange for the settlement in full of any debt balance owed to the lender by the Company. This is commonly referred to as a ‘deed-in-lieu’ or ‘friendly foreclosure’ transaction. During the second quarter of 2008, the Company reduced the carrying value of the related assets to their estimated net realizable value which approximates the carrying value of the associated debt. While the Company believes the net realizable values of these assets are sufficient to fully repay the associated debt, there is no assurance that the Company will not be called upon by the lenders for any deficiency. This resulted in a reduction in asset carrying values of $13,240 across fourteen (14) projects is included in impairments and write-offs for the nine months ended September 30, 2008.

As further discussed in Note 13, the Company entered into a foreclosure agreement with Branch Banking and Trust Company (“BB&T”) with respect to approximately $31.4 million of the Company’s secured debt during the three months ended September 30, 2008. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on $31.2 million of the Company’s real estate assets and BB&T agreed to provide the Company a full release from its obligations with no deficiency liability post-foreclosure. The foreclosure agreement covers properties in Virginia and Atlanta. BB&T executed on the foreclosure of these properties during the three months ended September 30, 2008. In addition, in September 2008 the Company entered into a foreclosure agreement with Regions Bank relating to $5.3 million of secured debt. Regions Bank foreclosed on these properties in November 2008.

In addition, and from time to time, the Company will write-off deposits it has made for options on land that it has decided not to purchase. These deposits and any related capitalized pre-acquisition feasibility or project costs are written off at the earlier of the option expiration or the decision to terminate the option.

The following table summarizes impairment charges and write-offs for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Impairments	$—	$61,438	$14,568	$68,788
Write-offs	2	7,579	12	8,612

Total	$2	$69,017	$14,580	$77,400

After impairments, write-offs and foreclosures, real estate held for development and sale consists of the following:

	September 30, 2008	December 31, 2007
Land and land development costs	$58,211	$84,448
Cost of construction (including capitalized interest and real estate taxes)	88,808	119,412

Total	$147,019	$203,860

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

The Company has evaluated its fixed price purchase agreement relating to Phase II of Beacon Park and has determined that it is the primary beneficiary of that entity. As a result, at September 30, 2008 and December 31, 2007, the Company consolidated one entity in the accompanying consolidated balance sheets. The effect of

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

the consolidation was the inclusion of $19,250 in “Inventory not owned-variable interest entities” with a corresponding inclusion of $19,050 (net of land deposits paid of $200) to “Obligations related to inventory not owned.” Creditors, if any, of this variable interest entity have no recourse against the Company relating to this purchase contract.

4. WARRANTY RESERVE

Warranty reserves for houses settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period. Since the Company subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning period	$1,329	$1,709	$1,537	$1,669
Additions	87	222	259	800
Releases and/or charges incurred	(205)	(201)	(583)	(739)

Balance at end of period	$1,211	$1,730	$1,211	$1,730

5. CAPITALIZED INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate held for development and sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive which means that development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate held for development and sale are expensed as a component of cost of sales as related units are sold. The following table is a summary of interest incurred and capitalized and interest expensed as units are settled:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total interest incurred and capitalized	$423	$5,269	$4,360	$19,111

Interest expensed as a component of cost of sales	$(974)	$(5,483)	$(3,305)	$(18,054)

During 2008 the majority of the Company’s projects in Washington, DC and Atlanta, GA were inactivated for accounting purposes as they were either substantially complete or management elected to suspend construction activities indefinitely. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects line on the statement of operations related to the 2008 inactivation of certain real estate projects held for development and sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total interest incurred and expensed for inactive projects	$1,705	$—	$2,784	$—
Total real estate taxes incurred and expensed for inactive projects	109	—	446	—
Total production overhead incurred and expensed for inactive projects	385	—	385	—

	$2,199	$—	$3,615	$—

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

6. LOSS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted loss per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Basic loss per share
Net loss	$(2,202)	$(42,468)	$(12,277)	$(48,804)

Basic weighted-average shares outstanding	17,475	16,151	17,431	16,046

Per share amounts	$(0.13)	$(2.63)	$(0.70)	$(3.04)

Dilutive loss per share
Net loss	$(2,202)	$(42,468)	$(12,277)	$(48,804)

Basic weighted-average shares outstanding	17,475	16,151	17,431	16,046
Stock options and restricted stock grants	—	—	—	—

Dilutive weighted-average shares outstanding	17,475	16,151	17,431	16,046

Per share amounts	$(0.13)	$(2.63)	$(0.70)	$(3.04)

Due to the vesting of restricted stock awards in September 2008, there were no unvested restricted stock awards outstanding at September 30, 2008. Therefore, there were no shares to be excluded from diluted shares outstanding because inclusion would have been anti-dilutive during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, 18,267 and 159,201 shares were excluded from the diluted shares outstanding because inclusion would have been anti-dilutive.

Comprehensive income

For the three and nine months ended September 30, 2008 and 2007, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

For the nine months ended September 30, 2008, the Company generated a tax loss of approximately $21,417 for federal and state tax purposes. Since the Company is projecting a tax loss for 2008, an effective tax rate of zero was assumed in calculating the current income tax expense at September 30, 2008.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

The Company’s income tax (benefit) expense consists of the following as of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current:
Federal	$5	$(1,774)	$5	$(5,942)
State	—	(337)	—	(1,114)

	5	(2,111)	5	(7,056)
Deferred:
Federal	(487)	(21,079)	(4,299)	(20,279)
State	(90)	(3,994)	(799)	(3,843)

	(577)	(25,073)	(5,098)	(24,122)
Other:
Valuation allowance	577	—	5,098	—
Tax shortfall related to the vesting of certain equity awards	—	87	—	285

Total income tax expense (benefit)	$5	$(27,097)	$5	$(30,893)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Deferred tax assets:
Inventory	$22,149	$26,632
Warranty	379	560
Investment in Affiliates	38	38
Net operating loss and tax credit carryforwards	10,498	2,543
Cancellation of debt gain	2,081	—
Accrued expenses	193	531
Stock based compensation	(82)	(273)

	35,256	30,031
Less—valuation allowance	(34,307)	(29,209)

Net deferred tax assets	949	822

Deferred tax liabilities:
Depreciation and amortization	(949)	(822)

Net deferred tax liabilities	(949)	(822)

Net deferred tax assets (liabilities)	$—	$—

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

In September 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

The Company adopted the provisions of FIN 48 as of January 1, 2007. As a result of this adoption, the Company recorded a benefit to the opening accumulated deficit in the amount of $1,663. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense. At September 30, 2008, the Company had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. The unrecognized tax benefits of $77 at September 30, 2008, would not reduce the Company annual effective tax rate if recognized. The Company has accrued interest and recorded a liability of $77 related to these unrecognized tax benefits during 2008. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

9. STOCK REPURCHASE PROGRAM

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to one million shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During 2006, the Company repurchased an aggregate of 391,400 shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased for the nine months ended September 30, 2008 or in 2007 and the Company has no immediate plans to repurchase any additional shares under the existing authorization.

10. COMMITMENTS AND CONTINGENCIES

Litigation

In accordance with the provisions of its sales agreements, the Company’s subsidiary retained the earnest money purchase deposits from Eclipse project buyers who defaulted on their obligation to settle. Certain buyers are seeking to obtain a refund of their forfeited deposits and have filed a series of lawsuits and arbitration claims commencing on or around September 28, 2007. Disputed deposits in an aggregate amount of approximately $84 remain in a segregated escrow account and are included in the accompanying financial statements as restricted cash as of September 30, 2008. For the three and nine months ended September 30, 2008, the Company recognized $307 and $1,847 of income from forfeited earnest money purchase deposits from Eclipse buyers. This income is reported on the other (income) expense line in the statement of operations. All material litigation with respect to the disputed Eclipse project deposits has either been finally adjudicated or settled.

On December 7, 2007, the Company and a subsidiary were served with a complaint and notice of lis pendens resulting from an allegation of the subsidiary’s failure to pay $712 allegedly due to the seller of property in the District of Columbia known as the East Capitol project. The Company’s subsidiary posted a cash escrow for 1.5 times the amount sought in the complaint in order to complete conveyance of the property without exception to title and intends to vigorously defend the matter. A trial is expected to occur in early 2009.

The Company had asserted claims against former controlling shareholders of Parker-Chandler Homes, Inc., a homebuilder the Company acquired pursuant to a stock purchase agreement (SPA), dated January 19, 2006. The Company has made timely claims against the $1,000 holdback escrow account established pursuant to the SPA to secure reimbursement and indemnification as a result of a series of claims and liabilities created by certain omissions and/or misrepresentations allegedly made by the controlling shareholders in the SPA. During the three months ended September 30, 2008 the Company negotiated a settlement with Parker-Chandler Homes related to breached warranties and non-compete agreements associated with the purchase in January 2006 whereby $825 of the $1,000 holdback escrow plus $98 of interest was released to the Company and the remaining $175 was released to the former controlling shareholders. The total of $923 returned to the Company is reported on the other (income) expense line in the statement of operations. The Company recorded the recoveries related to breach of warranty and breach of non-compete as income in the current period, as opposed to a purchase price adjustment as (1) the non-compete breaches would not impact the purchase price and (2) the property and intangible assets acquired have been impaired to their estimated fair values.

On February 29, 2008, a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”), received notices of acceleration and foreclosure from Haven Trust Bank (Lender) pursuant to existing acquisition and construction credit facilities at its Gates of Luberon project. The aggregate outstanding balance of the indebtedness was approximately $4,800 as of the date of the notices. The notices were issued after maturity of the indebtedness and Mathis Partners’ inability to negotiate an extension of the credit facilities with Lender pursuant to terms and conditions Mathis Partners deemed satisfactory. On March 31, 2008, Mathis Partners, the special purpose entity that owns the Gates of Luberon project, filed a Chapter 11 reorganization, prohibiting a scheduled foreclosure sale of the Lender’s collateral in the Gates of Luberon project from taking place. Mathis Partners ceased making adequate protection payments to the Lender in September of 2008, allowing Lender to petition the court for relief from the automatic stay, a prerequisite to Lender’s ability to recommence the foreclosure process. In April 2008, the Lender filed a separate collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness. Regardless of the outcome of the reorganization process by Mathis Partners or the proceeds of sale as a result of a foreclosure of the Gates of Luberon project, the Company may nevertheless be held responsible for the outstanding balance of the indebtedness through the collection action against the Company. The carrying value of Mathis Partners assets at September 30, 2008 is approximately $4,400.

On July 3, 2008, the Company and Comstock Belmont Bay 89, L.C. (the “Subsidiary”) were served with a complaint by Belmont Bay, LC (“Seller”) to enforce payment of a purchase money promissory note (“Purchase Note”) that matured on March 24, 2007, made by the Subsidiary and guaranteed by the Company with respect to our Beacon Park I Condominium at Belmont Bay (the “Project”). Demand is made for $1,993, plus accrued interest, costs and attorney fees. The Company and Subsidiary have filed answers to the action and the Subsidiary filed a counterclaim against the Seller as a result of its various breaches of the purchase contract that gave rise to the Purchase Note. On July 30, 2008, the Company and Subsidiary received notice of an additional complaint filed by Seller for breach of the purchase contract and on August 6, 2008, the Subsidiary was served with a third complaint by Seller and the master associations for the Belmont Bay development seeking injunctive relief to prohibit the Subsidiary from selling the Project. The Subsidiary and the Company intend to vigorously defend all actions and have filed various counterclaims against the Seller, the master association and certain individual constituent members of the associations as a result of their various contractual and fiduciary breaches.

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”) the general contractor for a subsidiary of the Company filed liens totaling approximately $500 at The Eclipse on Center Park project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $7,600 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $4,000. The lender for the Company’s subsidiary has not issued a default notice with respect to the liens but an adverse judgment with respect to the litigation or the existence of the liens could nevertheless be considered an event of default under the subsidiaries loan associated with the Project.

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At September 30, 2008 the Company has issued $3,957 in letters of credit and $8,874 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds. The Company estimates that it has approximately $1,485 of work to perform to complete the obligations covered by the letters of credit and performance bonds.

11. RELATED PARTY TRANSACTIONS

In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C. (now known as 11465 SH-I, LC), an affiliate of our Predecessor in which executive officers of the Company, Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. On September 30, 2004, the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity wholly owned by Christopher Clemente. On August 1, 2005, the lease agreement was amended for an additional 8.4 square feet. On March 31, 2007 the lease agreement was amended decreasing the total square footage from 29.0 to 24.1 and extending the term for two additional years. In October 2007, the lease agreement was amended decreasing the total square footage from 24.1 to 17.1 and extending the term to four years through September 2011. For the three months ended September 30, 2008 and 2007, total payments made under this lease agreement were $137 and $161, respectively. During the nine months ended September 30, 2008 and 2007 total payments were $423 and $540, respectively.

In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at the Company’s Belmont Bay developments. For the three months ended September 30, 2008 and 2007 total payments made to the construction company were $0 and $708, respectively. The Company paid $0 and $3,028 to this construction company during the nine months ended September 30, 2008 and 2007, respectively.

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology and website consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For three months ended September 30, 2008 and 2007, the Company paid $57 and $98, respectively. During the nine months ended September 30, 2008 and 2007, the Company paid $220 and $438, respectively, to I-Connect.

During the nine months ended September 30, 2007, the Company entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by the Company when purchasing a home or having one built by the Company. Sales of homes to employees for investment purposes do not qualify for any cost benefits. The Company did not enter into any sales contracts with employees during the nine months ended September 30, 2008.

In September 2005, Comstock Foundation, Inc. was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five-person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. The Company also provides bookkeeping services to Comstock Foundation at no charge. During the nine months ended September 30, 2008 and 2007 the Company donated $5 and $0, respectively, to Comstock Foundation.

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

The table below summarizes revenue and loss before income taxes for each of the Company’s geographic segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Washington DC Metropolitan Area	$7,051	$39,726	$19,802	$167,116
Raleigh, North Carolina	4,255	8,543	14,554	28,575
Atlanta, Georgia	1,767	3,717	7,097	17,317

Total revenue	$13,073	$51,986	$41,453	$213,008

Segment operating gain (loss)
Washington DC Metropolitan Area	$(1,371)	$(26,085)	$(8,403)	$(22,310)
Raleigh, North Carolina	154	(10,057)	289	(10,892)
Atlanta, Georgia	(825)	(30,436)	(10,320)	(35,811)

Total segment operating loss	(2,042)	(66,579)	(18,434)	(69,013)
Corporate expenses unallocated	(2,621)	(3,704)	(6,230)	(12,052)

Total operating loss	(4,663)	(70,282)	(24,664)	(81,065)
Other income	2,462	715	12,385	1,361
Minority interest expense	(4)	(2)	(7)	(7)

Loss before income taxes	$(2,197)	$(69,565)	$(12,272)	$(79,697)

The following table summarizes impairment and write-offs by segment. These expense amounts are included in the segment operating loss as reflected in the table above.

	September 30, 2008	September 30, 2007
Washington DC Metropolitan Area	$6,141	$34,530
Raleigh, North Carolina	499	10,679
Atlanta, Georgia	7,940	32,191

	$14,580	$77,400

The table below summarizes total assets for each of the Company’s segments at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Total assets
Washington DC Metropolitan Area	$119,630	$150,593
Raleigh, North Carolina	21,258	28,514
Atlanta, Georgia	28,633	50,888
Corporate	10,882	28,981

Total assets	$180,404	$258,976

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

On both a basic and diluted income per share basis the $8,325 gain was $0.48 per share for the nine months ended September 30, 2008.

On August 29, 2008 the Company entered into a foreclosure agreement with Branch Banking and Trust Company (“BB&T”) with respect to approximately $31,365 of debt secured by properties in Virginia and Atlanta, Georgia. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on the Company’s real estate assets and BB&T agreed to provide the Company with a full release from its debt obligations. BB&T completed its foreclosure on the properties in September 2008. The Company retained three pre-sold lots in Atlanta which are not included in the foreclosure agreement.

This transaction was accounted for as a transfer of assets in full settlement of debt pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the Company recognized a gain measured by the excess of the carrying amount of the debt settled over the fair value of the foreclosed real estate assets. The gain resulting from the foreclosure agreement was calculated in accordance with SFAS 15 and recorded in the third quarter of 2008. The gain was calculated as follows:

Carrying amount of debt settled in full	$31,365
Cancellation of accrued interest	1,004
Assumption of contractor liabilities	69

Total consideration	32,438
Fair value of foreclosed real estate assets held for development and sale	(31,244)

Gain on troubled debt restructuring	$1,194

On both a basic and diluted income per share basis the $1,194 gain was $0.07 per share for the nine months ended September 30, 2008.

On September 4, 2008 the Company entered into a forbearance and conditional release agreement with Regions Bank with respect to approximately $5.3 million of the Company’s secured debt. Under the terms of the agreement, the Company agreed to cooperate with Regions with respect to its foreclosure on certain of the Company’s real estate assets in Atlanta, Georgia and Regions Bank agreed to provide the Company a full release from its obligations with no deficiency liability post-foreclosure on or before December 15, 2008. The foreclosure agreement covers three properties in Atlanta, Georgia. Regions Bank foreclosed on these properties in November 2008.

14. SUBSEQUENT EVENTS

The Company’s Class A common stock is traded on the NASDAQ Global market (“NASDAQ”) under the symbol “CHCI.” In January, 2008 the Company was notified by NASDAQ that it was not in compliance with requirements related to its listing on the NASDAQ Global Market. The Company was granted 180 days to regain compliance. On July 9, 2008 the Company was notified that it had not regained compliance and was going to be delisted from the NASDAQ Global Market. The Company requested a hearing, which is scheduled for September 4, 2008, to appeal this decision and seek an additional extension. On October 24, 2008 the Company received a notice from NASDAQ indicating that the NASDAQ Listing Qualifications Panel to which the Company presented on September 4, 2008 had granted the Company’s request for continued listing. The notice from NASDAQ indicated that continued listing was subject to: 1) the Company evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading days on or before April 13, 2009, and 2) the Company evidencing a minimum market value of publicly held shares of $5,000 on or before May 8, 2009.

On November 3, 2008 Regions Bank foreclosed on several of the Company’s projects in Atlanta, Georgia. The foreclosure was carried out pursuant to a Foreclosure and Conditional Release Agreement by which the Company agreed to cooperate with the foreclosure and Regions Bank agreed to waive accrued interest and release the Company of approximately $5,300 of obligations with no deficiency liability post foreclosure.

On November 7, 2008 the Company received notice from Bank of America of its intent to foreclose on the Company’s Highland Avenue, Brentwood Estates and Senators Ridge projects as a result of recent defaults under related notes.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

15. CREDIT FACILITIES

A majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At September 30, 2008, the one-month LIBOR and prime rates of interest were 3.93% and 5.00%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 5.25% to 9.72%. During 2008 these rates have been extremely volatile. Based on current operations, as of September 30, 2008, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $1,000 in a fiscal year. While some of that interest would be capitalized and included in cost of sales as homes are delivered, the majority of it would be expensed in the period incurred to the extent that it related to projects placed on an inactive status.

In the past the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds, to have a separate credit facility. Accordingly, the Company has numerous credit facilities and numerous lenders. In June 2008 the Company retained the services of FTI Consulting to assist in the restructuring of the Company’s debts. In connection with this assignment, Brad Foster of FTI was appointed to the position of interim Chief Restructuring Officer of the Company. After evaluating its options with respect to restructuring its debts the Company elected to suspend making regularly scheduled cash interest payments on all of its debt excluding debts to its senior unsecured notes to JP Morgan Ventures, KeyBank relating to Potomac Yard and First Charter relating to Brookfield. The Company is in discussions with all of its lenders to negotiate amendments to its loan facilities and modifications to its guarantees that are more aligned with the current housing market downturn and the Company’s limited liquidity.

The following paragraphs detail the status of the loans upon which the Company has ceased paying interest.

On May 26, 2006 the Company entered into $40,000 Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and project related letters of credit. Funding availability was to be limited by compliance with a borrowing base and certain financial covenants. As of September 30, 2008, $22,368 was outstanding with this facility. The Company ceased making interest payments on this loan in June 2008, which is an event of default under the loan agreement. On July 25, 2008 Wachovia issued the Company a notice of default with respect to this facility.

At September 30, 2008 the Company had $8,478 outstanding to M&T Bank. Under the terms of the loan agreements, the Company is required to maintain certain financial covenants. In March 2007 the Company entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. On October 25, 2007 the Company entered into loan modification agreements which extended maturities and provided for forbearance with respect to all financial covenants. As of June 30, 2008, the loans with M&T matured. The Company ceased making interest payments on these loans in July 2008, which is an event of default under the loan agreement.

At September 30, 2008 the Company had approximately $506 outstanding to Branch Bank & Trust Company (“BB&T”) relating to three loan facilities in the Company’s Atlanta market. As discussed in Note 13, the Company entered into a foreclosure agreement with BB&T on August 29, 2008 with respect to approximately $31,365 of debt secured by properties in Virginia and Atlanta, Georgia. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on the Company’s real estate assets and BB&T agreed to provide the Company with a full release from its debt obligations. BB&T completed its foreclosure on the properties in September 2008. The Company retained three pre-sold lots in Atlanta which are not included in the foreclosure agreement.

At September 30, 2008 the Company had approximately $5,306 outstanding with Regions Bank under multiple secured master loan agreements. The loans all mature on January 9, 2009. There are no financial covenants associated with these loans. The Company ceased making interest payments on these loans in July 2008. As discussed in Note 13, the Company entered into a forbearance and conditional release agreement with Regions Bank on September 4, 2008 with respect to approximately $5,306 of the Company’s secured debt. Under the terms of the agreement, the Company agreed to cooperate with Regions Bank with respect to its foreclosure on certain of the Company’s real estate assets in Atlanta, Georgia and Regions Bank agreed to provide the Company a full release from its obligations with no deficiency liability post-foreclosure on or before December 15, 2008. The foreclosure agreement covers three properties in Atlanta, Georgia. Regions Bank did not foreclose on the properties in Q3 2008. Foreclosure occurred in November 2008.

At September 30, 2008, the Company had $8,643 outstanding to Bank of America of which $5,723 was secured and $2,920 was unsecured. There are no financial covenants associated with these loans. The Company ceased making interest payments on these loans in July 2008. At June 30, 2008 the Company had missed a $200 scheduled principal curtailment due on the previously unsecured revolver. Bank of America has initiated foreclosure proceedings. On November 7, 2008 the Company received notice from Bank of America of its intent to foreclose on the Company’s Highland Avenue, Brentwood Estates and Senators Ridge projects as a result of recent defaults under related notes.

As of September 30, 2008 the Company had $1,797 outstanding on a seller funded loan related to, but not secured by, the Company’s River Club II Condominium project (“Project”). The loan matured but remains unpaid. Discussions with the lender, who is also the Project’s developer, regarding loan modifications and other project related contract modifications have proved unsuccessful, resulting in the Comstock Belmont Bay 8&9, LC and Belmont Bay, LC litigation discussed in Note 10.

At September 30, 2008 the Company had approximately $4,771 of principal, accrued interest and fees outstanding to Haven Trust Bank in Atlanta relating to the Company’s Gates at Luberon project. The loan matured in November 2007. Haven Trust Bank and its participating lenders were unwilling to grant an extension on terms the Company felt were reasonable so this loan is now in default. The Company is in the process of negotiating with Haven Trust Bank regarding this disputed facility. As discussed in Note 10, Haven Trust Bank has initiated foreclosure proceedings. The Company protected the equity in the project by seeking bankruptcy protection for the entity which owns Gates at Luberon. The Company elected not to submit a plan of reorganization to the court by September 30, 2008 which resulted in Haven Trust filing a motion to lift the court imposed stay of foreclosure. Haven Trust has initiated a guaranty action against the Company.

At September 30, 2008 the Company had approximately $13,368 outstanding to Guggenheim Capital Partners relating to the Company’s Penderbrook Condominium project. As of June 30, 2008 and continuing at September 30, 2008, the Company was not in compliance with a minimum unit curtailment requirement of the loan. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding this purported default. The Company disputes the validity of the notice of default.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

At September 30, 2008 the Company had approximately $5,602 outstanding to Royal Bank of Canada (“RBC”) relating to three projects in the Atlanta market. The Company ceased making interest payments in July 2008. The Company’s Comstock Homes of Atlanta, LLC subsidiary has received a notice of default from RBC.

The following paragraphs detail the status of the Company’s other credit facilities that are not part of the above restructuring.

On May 4, 2006 the Company closed on a $30,000 Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30,000 Senior Unsecured Note Offering with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by the lender’s creditor(s). As discussed in Note 13, on March 14, 2008, the Company executed an option to restructure the $30,000 unsecured note. In connection therewith, the Company made a $6,000 principal payment to the lender and executed an amended and restated indenture with a new principal balance of $9,000, loosened financial covenants and a revised term of 5 years. The Company also issued the lender a seven-year warrant to purchase 1,500 shares of Class A common stock at $0.70 per share. In exchange the lender agreed to cancel $15,000 of the outstanding principal balance. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at $13,438 on March 31, 2008 which includes its principal amount plus the total estimated future interest payments of $4,438 over the remaining life of the notes at March 31, 2008. Interest on this senior unsecured debt is prepaid through December 31, 2008. As of September 30, 2008, $12,962 was outstanding with this facility, which includes its principal amount of $9,000 plus the total estimated future interest payments of $3,962. At September 30, 2008 the Company is in violation of its leverage ratio and has not received a waiver as of the time of filing.

In December 2005 the Company entered into a $147,000 secured, limited recourse loan with Corus Bank related to the Company’s Eclipse project. Under the terms of the loan there was a single deed of trust covering two loan tranches. This loan was repaid in full in March 2008.

At September 30, 2008 the Company had $32,139 outstanding to KeyBank under a revolving credit facility secured by the Company’s Eclipse and Station View projects. Under the terms of the note there is an interest reserve which is increased as the outstanding balance is reduced. At September 30, 2008 the available balance in the interest reserve was approximately $2,400. There are no financial covenants associated with the loan. However, there is a series of curtailment requirements commencing March 31, 2009. As discussed in Note 10, KeyBank has not issued a default notice with respect to liens filed at the Eclipse project by the general contractor but an adverse judgment with respect to the litigation or the existence of the liens could nevertheless be considered an event of default.

As of September 30, 2008 the Company had $1,315 with Fifth Third Bank, successor to First Charter Bank. On May 31, 2007 the Company entered into a $4,500 secured revolving credit facility with First Charter Bank bearing an interest rate of Prime plus 0.25% per annum. The loan matures on December 10, 2008. There are no financial covenants associated with this loan.

From time to time, the Company employs subordinated and unsecured credit facilities to supplement the capital resources or a particular project or group of projects. The Company’s lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of September 30, 2008, there were no outstanding variable rate unsecured loans.

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

During the nine months ended September 30, 2008, the Company recognized a reduction in selling, general and administrative expense of approximately $1,417 related to the amount accrued at December 31, 2007 for 2007 employee incentive compensation payments. This transaction was a change in estimate due to the fact that after the completion and filing of the Company’s form 10-K for the year ended December 31, 2007, the Company’s CEO, with the approval of the Compensation Committee of the Board of Directors, determined to forgo paying 2007 performance based bonuses. Instead, the Company elected to pay bonuses to retain key employees through 2008 and executives through 2009. The new facts and circumstances that came to light subsequent to the filing of form 10-K led management to conclude that this was a change in an accounting estimate. Accordingly, management has accounted for the change in estimate in the current period in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.

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

In the second half of 2007 the banking and credit markets experienced severe disruption as a result of a collapse in the sub-prime and securitized debt markets. As a result, commercial banks and other unregulated lenders have experienced liquidity limitations which have made funding for real estate lending more constrained. This has resulted in a substantial tightening of credit available to homebuilders and other real estate oriented businesses. In addition, the tightening of the credit markets has severely reduced the amount of capital available for consumer mortgage financing. This overall tightening of the credit markets has created substantial obstacles to our ability to secure financing for our operations, construction and land development efforts. In addition, the disruption affecting our customers’ ability to secure mortgage financing for the purchase of our homes has created significant obstacles to selling our homes. This reduction in available credit is having a negative effect on our sales and revenue in 2008 which is further undermining our ability to generate enough cash to meet our obligations.

The disruption described above significantly worsened during the three months ended September 30, 2008 as the credit markets were essentially frozen and economic difficulties have spread to other sectors. As a result, overall economic conditions continue to remain difficult and have a negative impact on consumer confidence and new orders. In light of these conditions, the Company has continued to execute on its previously announced plans to restructure its debts (further described below) and reduce expenditures related to land development and vertical construction across all markets until economic conditions begin to show signs of improvement.

Our overall borrowing capacity is in part constrained by loan covenants which require maximum loan-to-value ratios, minimum ratios of interest to EBITDA, minimum tangible net worth, and maximum ratios of total liabilities to total equity. Our non-compliance with certain of these covenants have, for the period ending September 30, 2008, created defaults under certain of our loans and loan facilities. There is no assurance that either we will return to compliance in the future or our banks will provide us waivers or loan modifications and extensions of our covenants as they have in the past.

We have both secured and unsecured debt, much of which matured in 2007 and during the first nine months of 2008. A significant amount of our debt which has matured remains unpaid and unresolved. In our industry it has been customary in the past for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. This is no longer the case. Since we are the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported loan covenant violations and loan defaults have negatively impacted our ability to renew and extend our debt.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Several of our lenders have issued default and demand notices to the Company and/or its subsidiaries. Haven Trust issued a default notice upon maturity of the loan associated with the Company’s Gates at Luberon project. The outstanding balance was approximately $4.8 million. The Company has filed a petition of bankruptcy for the subsidiary entity that is the borrower. As of September 30, 2008 the Company had not submitted a plan of reorganization which allowed foreclosure on the remaining inventory at our Gates of Luberon project. BB&T, as discussed in Note 13 to the accompanying consolidated financial statements, entered into a foreclosure agreement with the Company with respect to approximately $31.4 million of debt secured by properties in Virginia and Atlanta, Georgia. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on the Company’s real estate assets and BB&T agreed to provide the Company with a full release from its debt obligations. Wachovia issued a notice of default on the approximately $24.9 million outstanding under the Company’s revolving borrowing base facility but has not initiated any proceedings. Royal Bank of Canada (RBC) has issued a notice of default to the Company’s Comstock Homes of Atlanta subsidiary. Guggenheim Capital Partners has issued a notice of default to the Company regarding its $13.6 million loan at Penderbrook. The Company disputes the Guggenheim notice. M&T Bank has issued a notice of default with respect to $8.5 million outstanding to the Company.

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

In the second quarter of 2008, the Company retained an external consulting firm to act as an advisor in exploring debt restructuring and capital raising alternatives. In connection with the exploration of available debt restructuring alternatives, the Company elected to cease making certain scheduled interest and/or principal curtailment payments while it attempts to negotiate modifications or other satisfactory resolutions from its lenders. While each situation is unique, the Company is pursuing a strategy for restructuring its debt obligations with certain of its lenders which includes the transfer of the deed to certain projects to the lender in exchange for the settlement in full of any debt balance owed to the lender by the Company. This is commonly referred to as a ‘deed-in-lieu’ or ‘friendly foreclosure’ transaction. The Company was successful in executing two such agreements during the three months ended September 30, 2008, although only the BB&T transaction is reflected in the three months ended September 30, 2008. Since Regions Bank did not foreclose on the secured assets until November 2008, that transaction will be recognized in the three months ending December 31, 2008.

While we have always preferred to purchase finished building lots that are developed by others we have also been active in entitling and developing land for many of our home building projects. We believe that in a normal real estate market it is important to have the capabilities to manage the entitlement and development of land in order to position us to be able to recognize opportunities to enhance the value of the real estate we develop and to be opportunistic in our approach to acquisitions. Nonetheless, our interest in acquiring new development projects will be focused on finished building lots until market conditions and circumstances warrant otherwise.

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

While market conditions continue to be challenging, we believe that the cyclical nature of our industry will again lead to stabilized market conditions and eventually to improved market conditions. By shedding certain assets, and operating certain other assets as rental properties we believe we can weather the downturn in our industry and can be positioned to capitalize on new opportunities when market conditions stabilize.

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

In light of current depressed market conditions in the homebuilding industry we have adopted the following additional business strategies which we will focus on throughout 2008 and into 2009:

•	Maximize the realized value of our real estate owned;

•	Protect liquidity and maximize capital availability by focusing on investments in Washington, D.C. and Raleigh, N.C.;

•	Negotiate friendly foreclosures and/or deed-in-lieu transactions with lenders to reduce residual unsecured deficiency claims to zero if possible;

•	Be prepared to petition for court protection if necessary to protect the value of assets and maximize enterprise value;

•	Create a highly qualified sales force capable of closing sales in difficult times;

•	Utilize technology to streamline operations, reduce costs, enhance customer communications and facilitate sales.

At September 30, 2008, we either owned or controlled under option agreements approximately 2,000 building lots. The following table summarizes certain information related to new orders, settlements, and backlog for the three and nine month period ended September 30, 2008 and 2007:

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Three months ended September 30, 2008
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	19	19	4	42
Cancellations	5	4	3	12
Net new orders	14	15	1	30
Gross new order revenue	$6,129	$2,767	$1,060	$9,956
Cancellation revenue	$1,561	$794	$1,163	$3,518
Net new order revenue	$4,568	$1,973	$(103)	$6,438
Average gross new order price	$323	$146	$265	$237
Settlements	19	19	6	44
Settlement revenue - homebuilding	$6,248	$4,256	$1,766	$12,270
Average settlement price	$329	$224	$294	$279
Backlog units	5	16	4	25
Backlog revenue	$1,273	$4,449	$1,315	$7,037
Average backlog price	$255	$278	$329	$281

	Three months ended September 30, 2007
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	32	25	24	81
Cancellations	70	5	3	78
Net new orders	(38)	20	21	3
Gross new order revenue	$10,481	$6,566	$7,462	$24,509
Cancellation revenue	$33,411	$1,411	$1,173	$35,995
Net new order revenue	$(22,930)	$5,155	$6,289	$(11,486)
Average gross new order price	$328	$263	$311	$303
Settlements	95	34	12	141
Settlement revenue - homebuilding	$35,636	$8,416	$3,717	$47,769
Average settlement price	$375	$248	$310	$339
Backlog units	23	50	27	100
Backlog revenue (1)	$7,809	$15,843	$9,131	$32,783
Average backlog price	$340	$317	$338	$328

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine months ended September 30, 2008
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	61	49	17	127
Cancellations	17	15	10	42
Net new orders	44	34	7	85
Gross new order revenue	$20,194	$10,483	$5,260	$35,937
Cancellation revenue	$4,701	$4,419	$3,093	$12,213
Net new order revenue	$15,493	$6,064	$2,167	$23,724
Average gross new order price	$331	$214	$309	$283
Settlements	52	56	22	130
Settlement revenue - homebuilding	$17,994	$14,554	$7,097	$39,645
Average settlement price	$346	$260	$323	$305
Backlog units	5	16	4	25
Backlog revenue	$1,273	$4,449	$1,315	$7,037
Average backlog price	$255	$278	$329	$281

	Nine months ended September 30, 2007
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	521	109	87	717
Cancellations	150	17	18	185
Net new orders	371	92	69	532
Gross new order revenue	$111,828	$27,573	$27,287	$166,688
Cancellation revenue	$66,248	$5,161	$5,600	$77,009
Net new order revenue	$45,580	$22,412	$21,687	$89,679
Average gross new order price	$215	$253	$314	$232
Settlements	633	88	56	777
Settlement revenue - homebuilding	$162,528	$21,286	$17,292	$201,106
Average settlement price	$257	$242	$309	$259
Backlog units	23	50	27	100
Backlog revenue (1)	$7,809	$15,843	$9,131	$32,783
Average backlog price	$340	$317	$338	$328

(1)	Does not include $14.5 million of backlog revenue from the Eclipse at Potomac Yard retail.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We currently have communities under development in multiple counties throughout the markets we serve. The following table summarizes certain information for our current and planned communities as of September 30, 2008:

	As of September 30, 2008
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue to Date
Status: Active (1)
Allen Creek	GA	SF	26	23	—	3	—	$204,987
Arcanum	GA	SF	34	24	—	10	—	$376,173
Brentwood Estates	GA	SF	31	21	—	10	—	$138,311
Falling Water	GA	SF	22	18	—	4	—	$422,513
Gates at Luberon	GA	SF	31	3	—	28	—	$618,259
Glenn Ivey	GA	SF	20	18	1	1	—	$230,316
Highland Station	GA	SF	105	40	—	65	—	$279,094
James Road	GA	SF	46	9	2	35	—	$336,268
Post Road	GA	SF	60	—	—	60	—	n/a
Senators Ridge	GA	SF	61	27	—	34	—	$239,924
Wyngate	GA	SF	4	3	1	—	—	$409,160

Sub-Total / Weighted Average (4)			440	186	4	250	—	$281,372

Emerald Farm	MD	SF	84	78	—	6	—	$452,347

Sub-Total / Weighted Average (4)			84	78	—	6	—	$452,347

Allyn’s Landing	NC	TH	108	81	3	24	—	$238,448
Brookfield Station	NC	SF	62	15	2	45	—	$223,965
Haddon Hall	NC	Condo	90	21	3	66	—	$162,947
Holland Road	NC	SF	81	17	3	61	—	$440,326
Providence-SF	NC	SF	58	24	3	31	—	$194,498
Riverbrooke	NC	SF	66	46	1	19	—	$166,606
Wakefield Plantation	NC	TH	77	49	1	27	—	$486,759
Wheatleigh Preserve	NC	SF	28	18	—	10	—	$279,204

Sub-Total / Weighted Average (4)			570	271	16	283	—	$275,261

Commons on Potomac Sq	VA	Condo	191	86	—	105	—	$233,546
Commons on Williams Sq	VA	Condo	180	137	1	42	—	$341,468
Penderbrook	VA	Condo	424	301	—	123	—	$257,029
River Club II	VA	Condo	112	5	4	103	—	$254,264
The Eclipse on Center Park	VA	Condo	465	360	—	105	—	$400,617

Sub-Total / Weighted Average (4)			1,372	889	5	478	—	$325,597

Total Active			2,466	1,424	25	1,017	—	$316,651

Status: Development (1)
Highland Avenue	GA	SF	28	—	—	28	—	n/a
Post Road II	GA	TH	62	—	—	62	—	n/a
Shiloh Road I	GA	SF	60	—	—	60	—	n/a
Tribble Lakes	GA	SF	167	—	—	167	—	n/a

Sub-Total / Weighted Average (4)			317	—	—	317	—	n/a

Massey Preserve	NC	SF	187	—	—	187	—	n/a
Providence-TH	NC	TH	18	—	—	18	—	n/a

Sub-Total / Weighted Average (4)			205	—	—	205	—	n/a

Beacon Park	VA	Condo	488	—	—	—	488	n/a
Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total / Weighted Average (4)			535	—	—	47	488	n/a

Total Development			1,057	—	—	569	488	n/a

Total Active & Development			3,523	1,424	25	1,586	488	$316,651

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales.
(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	“Weighted Average” means the weighted average new order sale price.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

Orders, cancellations and backlog

Gross new order revenue for the three months ended September 30, 2008 decreased $14.5 million, or 59.2%, to $10.0 million on 42 homes as compared to $24.5 million on 81 homes for the three months ended September 30, 2007. For the nine months ended September 30, 2008, gross new order revenue decreased $130.8 million, or 78.5% to $35.9 million on 127 homes, as compared to $166.7 million on 717 homes for the nine months ended September 30, 2007. Net new order revenue for the three months ended September 30, 2008 increased $17.9 million, or 155.7%, to $6.4 million on 30 homes as compared to ($11.5) million on 3 homes for the three months ended September 30, 2007. Net new order revenue for the nine months ended September 30, 2008 decreased $66.0 million, or 73.6%, to $23.7 million on 85 homes as compared to $89.7 million on 532 homes for the nine months ended September 30, 2007. The decrease in gross new orders and net new orders for the nine months ended September 30, 2008 are attributable to the bulk sale of our Bellemeade project in September 2007 which represented 268 units for $46.5 million, reduced inventory for sale at our Eclipse project, reduced speculative inventory in our portfolio and current market conditions in the homebuilding industry which are characterized by a general excess supply of homes available for sale and reduced buyer confidence.

Average gross new order revenue per unit for the three months ended September 30, 2008 decreased $66,000 to $237,000, as compared to $303,000 for the three months ended September 30, 2007. The average gross new order revenue per unit for the nine months ended September 30, 2008 increased $51,000 to $283,000, as compared to $232,000 for the nine months ended September 30, 2007. This increase is generally the result of product mix.

For the three months ended September 30, 2008 we experienced 12 order cancellations totaling $3.5 million of cancellation revenue as compared to 78 orders totaling $36.0 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008 we experienced 42 order cancellations totaling $12.2 million of cancellation revenue as compared to 185 order cancellations totaling $77.0 million for the nine months ended September 30, 2007. Cancellations in the three months ended September 30, 2008 were spread amongst our three markets. This is in contrast to the three months ended September 30, 2007 where most cancellations occurred in the greater Washington, DC market where we experienced 70 cancellations. At the Eclipse project in the Washington, DC market, we experienced 67 cancellations in the third quarter of 2007 which were mostly related to contracts entered into in 2006 and earlier.

Our cancellation rate for the nine months ended September 30, 2008 was 33.1%, or 42 cancellations on 127 gross new orders compared to cancellation rate of 25.8%, or 185 cancellations on 717 gross new orders for the nine months ended September 30, 2007. The cancellation rate in the greater Washington, DC market was 27.9%, or 17 cancellations on 61 gross new orders. In the Raleigh market our cancellation rate was 30.6%, or 15 cancellations on 49 gross new orders, and in the Atlanta market our cancellation rate was 58.8%, or 10 cancellations on 17 gross new orders. Cancellation rates in general are being fueled by the tightening of the mortgage credit markets and by extended selling periods for resale homes. Our buyers’ inabilities to obtain mortgage financing and/or to resell their homes are significant contributors to cancellations. We believe that the high rate of cancellations in our Atlanta and Raleigh markets was the result of reduced consumer confidence, extended listing times for resales, and first-time buyer orientation of our products and the typical lack of credit history of these buyers.

Our backlog at September 30, 2008 decreased $25.8 million, or 78.7%, to $7.0 million on 25 homes as compared to our backlog at September 30, 2007 of $32.8 million on 100 homes. The reduction in backlog was consistent across each of our three operating segments and is indicative of the generally slow market conditions in the homebuilding industry. In addition, due to tightening credit markets and our difficulties in negotiating extensions to our credit we have chosen not to commence construction on speculative inventory which has limited our homes available for sale which has had a negative effect on our backlog revenue.

Revenue

Revenue from homebuilding decreased by $35.5 million, or 74.3%, to $12.3 million for the three months ended September 30, 2008, as compared to $47.8 million for the three months ended September 30, 2007. The number of homes delivered for the three months ended September 30, 2008 decreased by 68.8%, or 97 homes, to 44 as compared to 141 homes for the three months ended September 30, 2007. The decrease is primarily due to 7 settlements generating $3.4 million at the Eclipse project in the three months ended September 30, 2008 as compared to 56 settlements generating $25.2 million of revenue at the Eclipse project in the three months ended September 30, 2007.

Revenue from homebuilding decreased by $161.5 million, or 80.3%, to $39.6 million for the nine months ended September 30, 2008, as compared to $201.1 million for the nine months ended September 30, 2007. The number of homes delivered for the nine months ended September 30, 2008 decreased by 83.3%, or 647 homes, to 130 as compared to 777 homes for the nine months ended September 30, 2007. The decrease in settlements and revenue for the nine months ended September 30, 2008 is primarily attributable to 316 units representing $47.5 million in revenue related to the bulk sale of our Bellemeade condominium conversion project in June 2007. In addition to the 2007 sale of Bellemeade, the decrease is also attributable to the Eclipse project which delivered 23 units generating $11.3 million in revenue during the nine months ended September 31, 2008 as compared to the delivery of 186 units that generated $78.6 million in revenue during the nine months ended September 30, 2007.

Average revenue per home delivered decreased by approximately $60,000 to $279,000 for the three months ended September 30, 2008, as compared to $339,000 for the three months ended September 30, 2007. Average revenue per home delivered increased by approximately $46,000 to $305,000 for the nine months ended September 30, 2008, as compared to $259,000 for the nine months ended September 30, 2007. However, excluding the June 2007 bulk sale of the Bellemeade project, average revenue per home delivered decreased by $28,000 to approximately $305,000 for the nine months ended September 30, 2008 as compared to $333,000 for the nine months ended September 30, 2007. Net of the Bellemeade transaction, average revenue per home decreased for both the three and nine month periods ending September 30, 2008. This decrease is attributable to the uncertainty regarding the direction of the national economy, the real estate industry downturn, excess supply of housing inventory available for sale and reduced access to mortgage financing for prospective buyers.

Other Revenue

Other revenue for the three months ended September 30, 2008 decreased by $3.4 million, or 81.0%, to $0.8 million, as compared to $4.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008 other revenue decreased by $10.1 million, or 84.9%, to $1.8 million, as compared to $11.9 million for the nine months ended September 30, 2007. Other revenue consists of $0.8 million and $1.7 million of rental revenue from our rental communities for the three and nine months ended September 30, 2008, respectively. For the nine months ended September 30, 2007 other revenue includes $7.1 million of revenue recognized on the sale of 110 finished lots at Massey Preserve in North Carolina in March and June of 2007 and $3.8 million recognized on the sale of land at Blake Crossing in Virginia in August 2007. We consider revenue to be from homebuilding when there is a structure built or being built on the lot when delivered. Sales of lots occur, and are included in other revenues, when we sell raw land or finished home sites in advance of any home construction.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cost of sales homebuilding

Consistent with the reduction in homebuilding revenue, cost of sales homebuilding for the three months ended September 30, 2008 decreased by $30.7 million, or 73.6%, to $11.0 million, or 89.4% of homebuilding revenue, as compared to $41.7 million, or 87.2% of revenue, for the three months ended September 30, 2007. For the nine months ended September 30, 2008 cost of sales decreased $146.3 million, or 80.6% to $35.2 million, or 88.9% of revenue, as compared to $181.5 million or 90.3% of revenue for the nine months ended September 30, 2007. For the three months ended September 30, 2008 cost of sales increased 2.2 percentage points as a percentage of revenue as compared to the three months ended September 30, 2007 as a result of lower average settlement prices as disclosed in the table above. For the nine months ended September 30, 2008 cost of sales decreased 1.4 percentage points as a percentage of revenue as compared to the nine months ended September 30, 2007 as a result of higher average settlement prices as disclosed in the table above. Also, certain of our projects have been either completed or placed on an inactive status which results in the suspension of indirect cost capitalization. This reduction in projected future capitalized costs results in lower current period average cost of sale per unit, the impact of which positively affected gross margins in the nine months ended September 30, 2008.

Cost of sales other

Cost of sales other for the three and nine months ended September 30, 2008 was immaterial due to the absence of any bulk lot sales in those periods as compared to $3.6 million and $10.9 million for the three and nine months ended September 30, 2007. Cost of sales other for the three and nine months ended September 30, 2007 primarily includes land cost associated with the above-mentioned bulk lot sales at Massey Preserve where we sold finished lots to a third party.

Impairments and write-offs

The Company recorded no significant impairment and write-off charges during the three months ended September 30, 2008 as compared to $69.0 million during the three months ended September 30, 2007.

For the nine months ended September 30, 2008 we recorded impairment and write-off charges of $14.6 million, as follows: For the three months ended June 30, 2008, we recorded impairment charges of $7.1 million over twelve projects in our Atlanta division, $6.1 million over two projects in our Washington, D.C. division and $0.5 million over two projects in our Raleigh, N.C. division. In the three months ended March 31, 2008 we recorded impairment charges of $0.8 million over two projects in our Atlanta division.

For the nine months ended September 30, 2007 we recorded impairment and write-off charges of $77.4 million, as follows: For the three months ended September 30, 2007, total impairment charges of $25.0 million in Washington DC, $9.1 million in Raleigh, North Carolina and $27.3 million in Atlanta, Georgia. We recorded write-off charges of $7.6 million during the three months ended September 30, 2007. These write-offs included option deposits and related pre-acquisition development costs of $4.6 million in the Washington D.C. region, $2.1 in the Atlanta, Georgia region and $0.9 million in the Raleigh, North Carolina region. During the three months ended September 30, 2007, we recorded an $8.1 million impairment charge related to the retail complex at the Eclipse project. The charge was taken in connection with a reallocation of basis resulting from a separation of the retail and residential complexes based on a divergence of delivery timing which resulted from high cancellation rates and an extended sellout of the remaining residential units at the project. We completed the sale of the retail complex in the fourth quarter of 2007.

Based on management’s assessment of current market conditions, estimates for the future and the Company’s ability to negotiate settlements with its lender with respect to deficiencies associated with the return of certain properties, we believe there are no additional impairments warranted at this time. However, if market conditions deteriorate further, actual costs are higher than budgeted or we are unsuccessful in our negotiations with our lenders, we would be required to re-evaluate the recoverability of our real estate held for development and sale and may incur additional impairment charges.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended September 30, 2008 decreased $3.3 million or 41.8% to $4.6 million, as compared to $7.9 million for the three months ended September 30, 2007. Selling, general and administrative expenses for the nine months ended September 30, 2008 decreased $11.5 million or 47.5% to $12.7 million, as compared to $24.2 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, most categories of selling, general and administrative expenses were lower compared to 2007 including decreases in salary and salary-related expenses of $3.0 million, bonus accrual of $2.5 million, consulting expenses of $1.6 million, advertising and marketing of $1.7 million, employee stock compensation expenses of $1.3 million and office/model rent of $1.1 million.

Interest, real estate taxes and indirect costs related to inactive projects

During the nine months ended September 30, 2008 various projects went to inactive status as they were either substantially complete or management elected to suspend construction activities indefinitely. A project becomes inactive for accounting purposes when either construction or development efforts are suspended or substantially complete. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. For the three months ended September 30, 2008 $1.7 million of interest, $0.1 million of real estate taxes and $0.4 million of production overhead costs related to inactive projects were expensed as incurred. For the nine months ended September 30, 2008 $2.8 million of interest, $0.4 million of real estate taxes and $0.4 million of production overhead costs related to inactive projects were expensed as incurred. At September 30, 2008 the Company has no active projects in the Washington, D.C. or Atlanta, GA markets. The Company has six (6) active projects in the Raleigh, N.C. market.

Operating loss

Operating loss for the three months ended September 30, 2008 decreased $65.6 million to $4.7 million as compared to $70.3 million for the three months ended September 30, 2007. Operating margin for the three months ended September 30, 2008 was (35.9%) as compared to (135.2%) for the three months ended September 30, 2007. The operating loss for the nine months ended September 30, 2008 decreased by $56.4 million to $24.7 million, as compared to $81.1 million for the nine months ended September 30, 2007. Operating margin for the nine months ended September 30, 2008, was (59.5%), as compared to (38.1%) for the nine months ended September 30, 2007. The increase in operating margin is attributable to decreases in impairments and write-offs and selling, general and administrative expenses as discussed above.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Other income, net

Other income, net for the three months ended September 30, 2008 increased by $0.6 million to $1.3 million as compared to $0.7 million for the three months ended September 30, 2007. The $1.3 million of other income recognized for the three months ended September 30, 2008 is comprised of approximately $0.3 million of forfeited purchaser deposits at the Eclipse project and $0.9 million to settle claims related to the 2006 acquisition of Parker Chandler Homes. This amount was released from escrow which was part of a holdback reserve established at closing on the acquisition. During the three months ended September 30, 2008 the Company negotiated a settlement with Parker-Chandler Homes related to breached warranties and non-compete agreements associated with the purchase in January 2006 whereby $0.8 million of the $1.0 million holdback escrow plus approximately $0.1 million of interest was released to the Company and the remaining $0.2 million was released to the former controlling shareholders. The total of $0.9 million returned to the Company is reported on the other (income) expense line in the statement of operations. The Company recorded the recoveries related to breach of warranty and breach of non-compete as income in the current period, as opposed to a purchase price adjustment as (1) the non-compete breaches would not impact the purchase price and (2) the property and intangible assets acquired have been impaired to their estimated fair values.

Other income, net for the nine months ended September 30, 2008 increased by $1.5 million to $2.9 million as compared to $1.4 million for the three months ended September 30, 2008. The $2.9 million is comprised primarily of $1.9 million of forfeited purchaser deposits at the Eclipse project and $0.9 million to settle claims related to the 2006 acquisition of Parker Chandler Homes.

Income taxes

Income tax expense for the three months ended September 30, 2008 was approximately $5,000 compared to a $27.1 million benefit for the three months ended September 30, 2007. Income tax expense for the nine months ended September 30, 2008 was approximately $5,000 compared to a $30.9 million benefit for the nine months ended September 30, 2007. Our combined effective tax rate including both current and deferred provisions for the three months ended September 30, 2008 and 2007 was 0% and 39.0%, respectively. Our combined effective tax rate including both current and deferred provisions for the nine months ended September 30, 2008 and 2007 was 0% and 38.8%, respectively. As discussed in Note 8 in the accompanying notes to the consolidated financial statements, we generated a tax loss for federal and state tax purposes of approximately $21.4 million during the nine months ended September 30, 2008. Since we are projecting a tax loss for the full year 2008, an effective tax rate of zero was assumed in calculating the current income tax benefit expense at September 30, 2008.

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

In production home building, it is common for builders such as us to employ revolving credit facilities whereby the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital availability than would be required if we built each project with long-term amortizing debt. At September 30, 2008 we had approximately $117.4 million of outstanding indebtedness (of which $4.0 million is a liability for future interest payments recognized in accordance with a troubled debt restructuring modification of terms) and $6.3 million of unrestricted cash.

In the second half of 2007 and again in September 2008, the banking and credit markets experienced severe disruption as a result of a collapse in the sub-prime and securitized debt markets. As a result, commercial banks and other unregulated lenders have experienced liquidity limitations which have made funding for real estate lending more constrained. This has resulted in a substantial tightening of credit available to homebuilders and other real estate oriented businesses. In addition, the tightening of the credit markets has severely reduced the amount of capital available for consumer mortgage financing. This tightening of the credit markets has created substantial obstacles to our ability to secure financing for our operations, construction and land development efforts. In addition, the disruption affecting our customers’ ability to secure mortgage financing for the purchase of our homes has created significant obstacles to selling our homes. This limitation on available credit is having a disruptive effect on our sales and revenue in 2008 which is further undermining our ability to generate enough cash to meet our obligations.

Our overall borrowing capacity is currently constrained by loan covenants which require maximum loan-to-value ratios, minimum ratios of interest to EBITDA, minimum tangible net worth, and maximum ratios of total liabilities to total equity. Our non-compliance with certain of these covenants have, for the period ending September 30, 2008, created defaults under certain of our loans and loan facilities. There is no assurance that either we will return to compliance in the future or that our banks will provide us waivers of our covenants as they have in the past. Our failure to obtain these waivers could compromise our ability to operate as a going concern.

We have both secured and unsecured debt, much of which matured in 2007 and during the first nine months of 2008. A significant amount of our debt remains unpaid or matures and/or has curtailment obligations during the second half of 2008. In our industry it has been customary in the past for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. This is no longer the case. Since we are the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported loan covenant violations and loan defaults have negatively impacted our ability to renew and extend our debt.

Several of our lenders have issued default and demand notices to the Company and/or its subsidiaries. Haven Trust issued a default notice upon maturity of the loan associated with the Company’s Gates at Luberon project. The outstanding balance was approximately $4.8 million. The Company has filed a petition of bankruptcy for the subsidiary entity that is the borrower. As of September 30, 2008 the Company had not submitted a plan of reorganization which allowed foreclosure on the remaining inventory at our Gates of Luberon project. BB&T, as discussed in Note 13 to the accompanying consolidated financial statements, entered into a foreclosure agreement with the Company with respect to approximately $31.4 million of debt secured by properties in Virginia and Atlanta, Georgia. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on the Company’s real estate assets and BB&T agreed to provide the Company with a full release from its debt obligations. Wachovia issued a notice of default on the approximately $24.9 million outstanding under the Company’s revolving borrowing base facility but has not initiated any proceedings. Royal Bank of Canada (RBC) has issued a notice of default to the Company’s Comstock Homes of Atlanta subsidiary. The Company is not a guarantor of that debt. Guggenheim Capital Partners has issued a notice of default to the Company regarding its $13.6 million loan at Penderbrook. The Company disputes the Guggenheim notice. M&T Bank has issued a notice of default with respect to $8.5 million outstanding to the Company.

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Credit Facilities

A majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At September 30, 2008, the one-month LIBOR and prime rates of interest were 3.93% and 5.00%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 5.25% to 9.72%. During 2008 these rates have been extremely volatile. Based on current operations, as of September 30, 2008, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $1.0 million in a fiscal year. While some of that interest would be capitalized and included in cost of sales as homes are delivered, the majority of it would be expensed in the period incurred to the extent that it related to projects placed on an inactive status.

In the past the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds, to have a separate credit facility. Accordingly, the Company has numerous credit facilities and numerous lenders. In June 2008 the Company retained the services of FTI Consulting to assist in the restructuring of the Company’s debts. In connection with this assignment, Brad Foster of FTI was appointed to the position of interim Chief Restructuring Officer of the Company. After evaluating its options with respect to restructuring its debts the Company elected to suspend making regularly scheduled cash interest payments on all of its debt excluding debts to its senior unsecured notes to JP Morgan Ventures, KeyBank relating to Potomac Yard and First Charter relating to Brookfield. The Company is in discussions with all of its lenders to negotiate amendments to its loan facilities and modifications to its guarantees that are more aligned with the current housing market downturn and the Company’s limited liquidity.

The following paragraphs detail the status of the loans upon which the Company has ceased paying interest.

On May 26, 2006 the Company entered into $40.0 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and project related letters of credit. Funding availability was to be limited by compliance with a borrowing base and certain financial covenants. As of September 30, 2008, $22.4 million was outstanding with this facility. The Company ceased making interest payments on this loan in June 2008, which is an event of default under the loan agreement. On July 25, 2008 Wachovia issued the Company a notice of default with respect to this facility.

At September 30, 2008 the Company had $8.5 million outstanding to M&T Bank. Under the terms of the loan agreements, the Company is required to maintain certain financial covenants. In March 2007 the Company entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. On October 25, 2007 the Company entered into loan modification agreements which extended maturities and provided for forbearance with respect to all financial covenants. As of June 30, 2008, the loans with M&T matured. The Company ceased making interest payments on these loans in July 2008, which is an event of default under the loan agreement.

At September 30, 2008 the Company had approximately $0.5 million outstanding to Branch Bank & Trust Company (“BB&T”) relating to three loan facilities in the Company’s Atlanta market. As discussed in Note 13, the Company entered into a foreclosure agreement with BB&T on August 29, 2008 with respect to approximately $31.4 million of debt secured by properties in Virginia and Atlanta, Georgia. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on the Company’s real estate assets and BB&T agreed to provide the Company with a full release from its debt obligations. BB&T completed its foreclosure on the properties in September 2008. The Company retained three pre-sold lots in Atlanta which are not included in the foreclosure agreement.

At September 30, 2008 the Company had approximately $5.3 million outstanding with Regions Bank under multiple secured master loan agreements. The loans all mature on January 9, 2009. There are no financial covenants associated with these loans. The Company ceased making interest payments on these loans in July 2008. As discussed in Note 13, the Company entered into a forbearance and conditional release agreement with Regions Bank on September 4, 2008 with respect to approximately $5.3 million of the Company’s secured debt. Under the terms of the agreement, the Company agreed to cooperate with Regions Bank with respect to its foreclosure on certain of the Company’s real estate assets in Atlanta, Georgia and Regions Bank agreed to provide the Company a full release from its obligations with no deficiency liability post-foreclosure on or before December 15, 2008. The foreclosure agreement covers three properties in Atlanta, Georgia. Regions Bank did not foreclose on the properties in Q3 2008. Foreclosure occurred in November 2008.

At September 30, 2008, the Company had $8.6 million outstanding to Bank of America of which $5.7 million was secured and $2.9 million was unsecured. There are no financial covenants associated with these loans. The Company ceased making interest payments on these loans in July 2008. At June 30, 2008 the Company had missed a $0.2 million scheduled principal curtailment due on the previously unsecured revolver. Bank of America has initiated foreclosure proceedings. On November 7, 2008 the Company received notice from Bank of America of its intent to foreclose on the Company’s Highland Avenue, Brentwood Estates and Senators Ridge projects as a result of recent defaults under related notes.

As of September 30, 2008 the Company had $1.8 million outstanding on a seller funded loan related to, but not secured by, the Company’s River Club II Condominium project (“Project”). The loan matured but remains unpaid. Discussions with the lender, who is also the Project’s developer, regarding loan modifications and other project related contract modifications have proved unsuccessful, resulting in the Comstock Belmont Bay 8&9, LC and Belmont Bay, LC litigation discussed in Note 10.

At September 30, 2008 the Company had approximately $4.8 million of principal, accrued interest and fees outstanding to Haven Trust Bank in Atlanta relating to the Company’s Gates at Luberon project. The loan matured in November 2007. Haven Trust Bank and its participating lenders were unwilling to grant an extension on terms the Company felt were reasonable so this loan is now in default. The Company is in the process of negotiating with Haven Trust Bank regarding this disputed facility. As discussed in Note 10, Haven Trust Bank has initiated foreclosure proceedings. The Company protected the equity in the project by seeking bankruptcy protection for the entity which owns Gates at Luberon. The Company elected not to submit a plan of reorganization to the court by September 30, 2008 which resulted in Haven Trust filing a motion to lift the court imposed stay of foreclosure. Haven Trust has initiated a guaranty action against the Company.

At September 30, 2008 the Company had approximately $13.4 million outstanding to Guggenheim Capital Partners relating to the Company’s Penderbrook Condominium project. As of June 30, 2008 and continuing at September 30, 2008, the Company was not in compliance with a minimum unit curtailment requirement of the loan. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding this purported default. The Company disputes the validity of the notice of default.

At September 30, 2008 the Company had approximately $5.6 million outstanding to Royal Bank of Canada (“RBC”) relating to three projects in the Atlanta market. The Company ceased making interest payments in July 2008. The Company’s Comstock Homes of Atlanta, LLC subsidiary has received a notice of default from RBC.

The following paragraphs detail the status of the Company’s other credit facilities that are not part of the above restructuring.

On May 4, 2006 the Company closed on a $30.0 million Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30.0 million Senior Unsecured Note Offering with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by the lender’s creditor(s). As discussed in Note 13, on March 14, 2008, the Company executed an option to restructure the $30.0 million unsecured note. In connection therewith, the Company made a $6.0 million principal payment to the lender and executed an amended and restated indenture with a new principal balance of $9.0 million, loosened financial covenants and a revised term of 5 years. The Company also issued the lender a seven-year warrant to purchase 1.5 million shares of Class A common stock at $0.70 per share. In exchange the lender agreed to cancel $15.0 million of the outstanding principal balance. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount plus the total estimated future interest payments of $4.4 million over the remaining life of the notes at March 31, 2008. Interest on this senior unsecured debt is prepaid through December 31, 2008. As of September 30, 2008, $13.0 million was outstanding with this facility, which includes its principal amount of $9,000 plus the total estimated future interest payments of $4.0 million. At September 30, 2008 the Company is in violation of its leverage ratio and has not received a waiver as of the time of filing.

In December 2005 the Company entered into a $147.0 million secured, limited recourse loan with Corus Bank related to the Company’s Eclipse project. Under the terms of the loan there was a single deed of trust covering two loan tranches. This loan was repaid in full in March 2008.

At September 30, 2008 the Company had $32.1 million outstanding to KeyBank under a revolving credit facility secured by the Company’s Eclipse and Station View projects. Under the terms of the note there is an interest reserve which is increased as the outstanding balance is reduced. At September 30, 2008 the available balance in the interest reserve was approximately $2.4 million. There are no financial covenants associated with the loan. However, there is a series of curtailment requirements commencing March 31, 2009. As discussed in Note 10, KeyBank has not issued a default notice with respect to liens filed at the Eclipse project by the general contractor but an adverse judgment with respect to the litigation or the existence of the liens could nevertheless be considered an event of default.

As of September 30, 2008 the Company had $1.3 million with Fifth Third Bank, successor to First Charter Bank. On May 31, 2007 the Company entered into a $4.5 million secured revolving credit facility with First Charter Bank bearing an interest rate of Prime plus 0.25% per annum. The loan matures on December 10, 2008. There are no financial covenants associated with this loan.

From time to time, the Company employs subordinated and unsecured credit facilities to supplement the capital resources or a particular project or group of projects. The Company’s lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of September 30, 2008, there were no outstanding variable rate unsecured loans.

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

Cash Flow

Net cash provided by operating activities was $13.2 million for the nine months ended September 30, 2008 as compared to $87.2 million for the nine months ended September 30, 2007. The decrease is attributable primarily to reduced cash receipts generated from homes sales, home settlements and lot sales.

Net cash used in financing activities was $13.7 million for the nine months ended September 30, 2008 as compared to $99.6 million for the nine months ended September 30, 2007. The decrease is primarily due to lower principal payments on existing borrowings and no new borrowings in 2008.

Subsequent Events

The Company’s Class A common stock is traded on the NASDAQ Global market (“NASDAQ”) under the symbol “CHCI.” In January, 2008 the Company was notified by NASDAQ that it was not in compliance with requirements related to its listing on the NASDAQ Global Market. The Company was granted 180 days to regain compliance. On July 9, 2008 the Company was notified that it had not regained compliance and was going to be delisted from the NASDAQ Global Market. The Company requested a hearing, which is scheduled for September 4, 2008, to appeal this decision and seek an additional extension. On October 24, 2008 the Company received a notice from NASDAQ indicating that the NASDAQ Listing Qualifications Panel to which the Company presented on September 4, 2008 had granted the Company’s request for continued listing. The notice from NASDAQ indicated that continued listing was subject to: 1) the Company evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading days on or before April 13, 2009, and 2) the Company evidencing a minimum market value of publicly held shares of $5.0 million on or before May 8, 2009.

On November 3, 2008 Regions Bank foreclosed on several of the Company’s projects in Atlanta, Georgia. The foreclosure was carried out pursuant to a Foreclosure and Conditional Release Agreement by which the Company agreed to cooperate with the foreclosure and Regions Bank agreed to waive accrued interest and release the Company of approximately $5.3 million of obligations with no deficiency liability post foreclosure.

On November 7, 2008 the Company received notice from Bank of America of its intent to foreclose on the Company’s Highland Avenue, Brentwood Estates and Senators Ridge projects as a result of recent defaults under related notes.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 5 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual reporting period after December 15, 2008. We are currently reviewing the effect that the adoption of this statement will have on our consolidated financial statements.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2008 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2007.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of September 30, 2008, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $1.0 million in a fiscal year. While some of that interest would be capitalized and included in cost of sales as homes are delivered, the majority of it would be expensed in the period incurred to the extent that it related to projects placed on an inactive status. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

Litigation

In accordance with the provisions of its sales agreements, the Company’s subsidiary retained the earnest money purchase deposits from Eclipse project buyers who defaulted on their obligation to settle. Certain buyers are seeking to obtain a refund of their forfeited deposits and have filed a series of lawsuits and arbitration claims commencing on or around September 28, 2007. Disputed deposits in an aggregate amount of approximately $84,000 remain in a segregated escrow account and are included in the accompanying financial statements as restricted cash as of September 30, 2008. For the three and nine months ended September 30, 2008, the Company recognized $0.3 million and $1.8 million of income from forfeited earnest money purchase deposits from Eclipse buyers. This income is reported on the other (income) expense line in the statement of operations. All material litigation with respect to the disputed Eclipse project deposits has either been finally adjudicated or settled.

On December 7, 2007, the Company and a subsidiary were served with a complaint and notice of lis pendens resulting from an allegation of the subsidiary’s failure to pay $0.7 million allegedly due to the seller of property in the District of Columbia known as the East Capitol project. The Company’s subsidiary posted a cash escrow for 1.5 times the amount sought in the complaint in order to complete conveyance of the property without exception to title and intends to vigorously defend the matter. A trial is expected to occur in early 2009.

The Company had asserted claims against former controlling shareholders of Parker-Chandler Homes, Inc., a homebuilder the Company acquired pursuant to a stock purchase agreement (SPA), dated January 19, 2006. The Company has made timely claims against the $1.0 million holdback escrow account established pursuant to the SPA to secure reimbursement and indemnification as a result of a series of claims and liabilities created by certain omissions and/or misrepresentations allegedly made by the controlling shareholders in the SPA. During the three months ended September 30, 2008 the Company negotiated a settlement with Parker-Chandler Homes related to breached warranties and non-compete agreements associated with the purchase in January 2006 whereby $0.3 million of the $1.0 million holdback escrow plus $0.1 million of interest was released to the Company and the remaining $0.2 million was released to the former controlling shareholders. The total of $0.9 million returned to the Company is reported on the other (income) expense line in the statement of operations. The Company recorded the recoveries related to breach of warranty and breach of non-compete as income in the current period, as opposed to a purchase price adjustment as (1) the non-compete breaches would not impact the purchase price and (2) the property and intangible assets acquired have been impaired to their estimated fair values.

On February 29, 2008, a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”), received notices of acceleration and foreclosure from Haven Trust Bank (Lender) pursuant to existing acquisition and construction credit facilities at its Gates of Luberon project. The aggregate outstanding balance of the indebtedness was approximately $4.8 million as of the date of the notices. The notices were issued after maturity of the indebtedness and Mathis Partners’ inability to negotiate an extension of the credit facilities with Lender pursuant to terms and conditions Mathis Partners deemed satisfactory. On March 31, 2008, Mathis Partners, the special purpose entity that owns the Gates of Luberon project, filed a Chapter 11 reorganization, prohibiting a scheduled foreclosure sale of the Lender’s collateral in the Gates of Luberon project from taking place. Mathis Partners ceased making adequate protection payments to the Lender in September of 2008, allowing Lender to petition the court for relief from the automatic stay, a prerequisite to Lender’s ability to recommence the foreclosure process. In April 2008, the Lender filed a separate collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness. Regardless of the outcome of the reorganization process by Mathis Partners or the proceeds of sale as a result of a foreclosure of the Gates of Luberon project, the Company may nevertheless be held responsible for the outstanding balance of the indebtedness through the collection action against the Company. The carrying value of Mathis Partners assets at September 30, 2008 is approximately $4.4 million.

On July 3, 2008, the Company and Comstock Belmont Bay 89, L.C. (the “Subsidiary”) were served with a complaint by Belmont Bay, LC (“Seller”) to enforce payment of a purchase money promissory note (“Purchase Note”) that matured on March 24, 2007, made by the Subsidiary and guaranteed by the Company with respect to our Beacon Park I Condominium at Belmont Bay (the “Project”). Demand is made for $2.0 million, plus accrued interest, costs and attorney fees. The Company and Subsidiary have filed answers to the action and the Subsidiary filed a counterclaim against the Seller as a result of its various breaches of the purchase contract that gave rise to the Purchase Note. On July 30, 2008, the Company and Subsidiary received notice of an additional complaint filed by Seller for breach of the purchase contract and on August 6, 2008, the Subsidiary was served with a third complaint by Seller and the master associations for the Belmont Bay development seeking injunctive relief to prohibit the Subsidiary from selling the Project. The Subsidiary and the Company intend to vigorously defend all actions and have filed various counterclaims against the Seller, the master association and certain individual constituent members of the associations as a result of their various contractual and fiduciary breaches.

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”) the general contractor for a subsidiary of the Company filed liens totaling approximately $0.5 million at The Eclipse on Center Park project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $7.6 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $4.0 million. The lender for the Company’s subsidiary has not issued a default notice with respect to the liens but an adverse judgment with respect to the litigation or the existence of the liens could nevertheless be considered an event of default under the subsidiaries loan associated with the Project.

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

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: November 14, 2008	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer