Form 10-K
period 2008-12-31
Comstock Homebuilding Companies, Inc.
filed 2009-03-31
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant (11,721,847 shares) based on the last reported sale price of the registrant’s common equity on the NASDAQ Global Market on June 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $4,219,865. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 23, 2009, there were outstanding 15,211,499 shares of the registrant’s Class A common stock, par value $.01 per share, and 2,733,500 shares of the registrant’s Class B common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOMEBUILDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

PART I

Item 1.	Business

Overview

We are a residential real estate developer that has substantial experience building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family buildings and mixed-use (residential and commercial) developments in suburban communities and high density urban infill areas. We have historically built projects with the intent that they be sold either as fee-simple properties, condominiums, or investment properties. We focus on geographic areas, products and price points where we believe there will be continuing demand for new housing and potential for attractive returns. We operate in the Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia markets where we target first-time, early move-up, secondary move-up, and empty nester move-down buyers. We focus on the “middle-market” meaning that we tend to offer products in the middle price points in each market, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our markets. Since our founding in 1985, and as of December 31, 2008, we have built and delivered more than 5,170 homes generating revenue in excel of $1.3 billion.

Our markets have historically been characterized by strong population and economic growth trends that have led to strong demand for traditional housing. However, the housing industry is in an unprecedented and prolonged cyclical downturn, suffering the effects of reduced demand brought on by significant increases in existing home inventory, resistance to appreciating prices of new homes, turmoil in the mortgage markets, reduced liquidity levels in the world financial markets, increasing unemployment and concerns about the health of the national and global economies. We believe over the past two decades we have gained experience that will be helpful to us as we seek to manage our business through the current difficult market environment. We believe we have taken, and are continuing to take, steps that will assist us in managing our business through the current cycle until market conditions stabilize and eventually improve. There can be no assurances, however, that we will be able to generate and maintain sufficient cash resources to survive long enough for market conditions to improve in a meaningful way.

As a result of deteriorating market conditions, we have adjusted certain aspects of our business strategy. In 2008, we focused our energy on repositioning projects, reducing debt, reducing costs, managing cash resources, renegotiating loans with current period and near-term maturities, refinancing projects and enhancing our balance sheet. We have cancelled or postponed plans to start several new projects and either renegotiated or cancelled contracts to purchase certain other projects. As a result, we purchased no new land in 2008. We have sold certain land and other assets and taken steps to significantly reduce our inventory of speculative homes as well. Until market conditions stabilize, we will continue to focus on working through the land inventory we own. This will include continuing efforts to sell certain land parcels where we believe it is the best strategy relative to that particular asset.

While we have always preferred to purchase finished building lots that are developed by others, we have also been active in entitling and developing land for many of our home building projects. We believe it is important to have the in-house capabilities to manage the entitlement and development of land in order to position our company to be able to recognize opportunities to enhance the value of the real estate we develop and to be opportunistic in our approach to acquisitions. Nonetheless, our interest in any potential acquisitions of new development projects will most likely be focused on finished building lots until market conditions and circumstances warrant otherwise. As such, we have significantly reduced our in-house development staff.

During the past several years our business has included the development, redevelopment and construction of residential mid-rise and high-rise condominium complexes. The majority of our multi-family projects are in our core market of the greater Washington, D.C. area. We believe the demographics and housing trends in the Washington, DC area will generate demand for high density housing and mixed-use developments over the long term. However, condominium sales in the greater Washington, D.C. area have declined significantly as a result of current economic conditions. In order to reduce the cost associated with carrying our condominium inventory in the Washington, DC region, we are temporarily operating two of our multi-family projects as hybrid for-sale and for-rent properties. This approach provides us regular cash flow which we use to offset a portion of the operating and financing costs associated with the applicable multi-family projects. In addition, we believe the value of the projects will increase over time as market conditions stabilize or improve. In Raleigh, North Carolina and Atlanta, Georgia, our inventory continues to be concentrated in lower density housing which is principally single family homes.

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

Our Markets

We have operations in the greater Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia markets. In each of these markets job growth in recent years has led to population growth. This in turn led to increased demand for new homes and home price appreciation. The double digit pace of price appreciation in some areas led to inflationary pressures on the costs associated with producing homes (increases in cost of land, labor and materials). Rapidly appreciating home values also attracted undercapitalized investors who were not committed to ownership of the homes and condominiums they sought to purchase. As a result, when market conditions cooled, contract cancellations increased which led to an increased inventory of speculative homes held by builders. The number of existing homes available for sale by individuals also increased significantly. This supply/demand imbalance created significant pressure on homebuilders to increase selling concessions and to reduce prices. At the same time turmoil in the mortgage markets created uncertainty regarding the availability of mortgage financing and concerns about the reduced liquidity levels in the U.S. financial system and the health of the national economy caused prospective home buyers to stay out of the market. At this time it is nearly impossible to predict with accuracy the future levels of demand for new housing in our markets. We expect, based on recent year-over-year trends, to continue to experience depressed demand for new housing and pricing pressures throughout 2009 continuing into 2010.

Our Liquidity

The greatest challenge we face in the current real estate market is liquidity. As a result of the global credit crisis facing banks and other non-traditional lenders we have very limited ability to generate capital through borrowing. With demand slow and continued price erosion on our homes the spread between the net selling price of our homes and the financing costs associated with the homes we sell has been compressed to the point where there is little or no cash flow being generated by sales activity. Our stock price has been dramatically depressed and the use of our stock as currency at these trading prices would be impractical and would compromise the preservation of our carry-forward net operating losses. The combination of these and other liquidity constraints have forced us to rethink the way we operate on a daily basis. A continued lack of adequate access to liquidity will force us to once again resize our operations and may result in the Company either filing for bankruptcy protection or being forced to liquidate.

Our Business Strategy

Our general business strategy has been to focus on for-sale residential real estate development opportunities in the Mid-Atlantic and Southeastern United States that afford us the ability to produce products at price points where we believe there is significant long-term demand for new housing. Recognizing the housing industry is cyclical in nature and current challenging market conditions will take time to stabilize, we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet, product and service line expansion and positioning the Company for future growth and profitability when the economy begins to improve. In connection with this strategy we have adopted a conservative approach to land acquisition and capital investment which favors future acquisitions of finished building lots and we have postponed all plans for market expansion. We remain committed to working with our lenders to identify mutually beneficial means of disposing of assets that do not allow for adequate return on invested capital. We believe this approach will assist us in managing our business through today’s challenging market conditions.

Our general operating business strategy has the following key elements:

Protect liquidity and maximize capital availability. For as long as market demand for housing remains depressed we will remain highly focused on preserving liquidity by limiting our investments in long term real estate projects. We will again seek to build our pipeline of building lots when market conditions warrant through a cautious and measured approach focused on acquisition of developed building lots. The acquisition of finished building lots has reduced equity requirements, as compared to raw land parcels that require entitlement and development, which enhances return on invested capital. In addition, in order to maintain sufficient operating liquidity and capital availability we will continue to sell certain assets that are either highly leveraged or have significant cash equity. We will also continue to reduce overhead where and when possible.

Maximize the realized value of our real estate owned. Due to our depth of experience in many different aspects of real estate development we believe we are able to continuously evaluate and re-evaluate the use of the real estate we own and therefore are well positioned to identify alternative uses for the inventory that may increase the value of such properties. We have been successful in selling certain condominium assets as for-rent properties where the subject property holds a higher total value for a rental property owner that it otherwise would for individual homeowners in the aggregate. In properties where a bulk sale is impractical we are attempting to maximize short term cash flow and minimize net debt service obligations by temporarily operating certain properties as hybrid for-sale and for-rent properties.

Utilize technology to streamline operations, reduce costs, enhance customer communications and facilitate sales. During 2008, we continued advancing our technological capabilities with a focus on reducing costs, attracting sales and communicating with our customers. Upgrades of our information management, purchasing, customer relationship management and accounting systems that began prior to 2008 were either completed or substantially completed during the period. These enhanced platforms will allow us to manage our business more efficiently and better seek to reduce and control costs.

Rationalize overhead expenses. We believe the key to success in our business in difficult times is balancing and aligning our staffing levels with the size of our business and continually working to reduce general and administrative expenses as market conditions shift. At the same time, we believe that a recovery will come and we want to be staffed in such a way that we can operate until a recovery comes and identify opportunities along the way to capitalize on undervalued assets.

Focus on our core markets in the Mid-Atlantic and Southeast Region of the United States. We believe that, after current homebuilding industry and general economic conditions eventually stabilize and then improve, there may be attractive opportunities for long term growth in our existing markets. Accordingly, we intend to maintain appropriately sized operations in our current markets until such time as the condition of the national economy and the housing industry warrant a broader focus.

Focus on our current land inventory in our core markets. We plan to focus on maximizing our returns on the inventory of land that we hold in our core markets while utilizing our strong local presence and our extensive experience in our core markets to enhance our access to building lots that are developed by others. We believe that, after current homebuilding industry and general economic conditions eventually stabilize and then improve, homebuilders will have better access to reasonably priced developed building lots and that by focusing future land acquisition efforts on developed lots we will reduce risks associated with land development and enhance returns on capital invested. Our experience in previous economic downturns is that land purchase terms improve as a result of soft demand for new homes.

Focus on a broad segment of the home buying market, aka the “middle market”. Our single-family homes, townhouses and condominiums are deliberately designed to be priced in the middle range of the market. This is because we believe that by focusing on products that are affordable to the largest segment of the prospective home buying population we reduce risk to market fluctuations. As we look for opportunities created by the current downturn we will be focused on projects either positioned or easily repositioned for our middle-market orientation.

Create opportunities in areas overlooked by our competitors. We believe our market knowledge and experience in land entitlement and development enable us to successfully identify attractive real estate opportunities, efficiently manage the process of obtaining development rights and maximize land value. We plan to maintain these capabilities because we believe that this expertise allows us to protect the value of the assets that we hold while also positioning us to react quickly to new, favorable opportunities. As current homebuilding industry and general economic conditions eventually stabilize and then improve, we believe there will be attractive market opportunities for well-designed, quality homes and condominiums in urban and suburban areas in close proximity to transportation facilities.

Maximize our economies of scale where practical. We apply a production home builder approach to all of our product categories. In many instances, we utilize plans across multiple markets which we have built numerous times. This repetitive manufacturing process allows us to minimize cost through value engineering resulting from previous field experience. We are also able to coordinate labor and material purchasing under bulk contracts thereby reducing unit costs. As a result, we are able to realize economies of scale in the purchase of raw materials, supplies, manufactured inputs and labor.

Aggressively pursue recovery of losses through litigation. We are the Plaintiff, and also a defendant, in two significant law suits relating to both the Eclipse and Belmont Bay projects (as described in Item 3). We intend to commit significant company resources to the prosecution and defense of these efforts over the next twelve months. This commitment of resources may come at the expense of other real estate and homebuilding investments, but we believe the potential returns justify the risks.

Our Operations

We operate a separate homebuilding division in each of our core markets. Each divisional operation is wholly owned by Comstock Homebuilding Companies, Inc., or a subsidiary thereof. Each division is made up of a local division management team, production team and sales team. Each division relies on services provided by the Company covering land underwriting and acquisition, legal, accounting, information technology, human resources, marketing, sales training, purchasing, and finance. We believe this is an efficient manner of operating our Company because each divisional operation is staffed locally based on the size of the subject division while the core services provided by the corporate parent help minimize repetitive staffing requirements. Previous acquisitions of Parker Chandler Homes (Atlanta) and Capitol Homes (Raleigh) have been fully integrated into our operational structure.

Each division management team is typically compensated based on the performance results of the respective division and the overall performance of the Company. Sales team compensation is commission based. As market conditions have deteriorated, we have carefully reduced the size of our staff at each division and at the corporate parent. We continuously monitor market conditions to ensure that we only staff at warranted levels. In addition, given current market and economic conditions we will not start construction of a new home unless it is pre-sold to a qualified buyer with a substantial deposit posted and financing in place.

Land Identification and Acquisition

We believe that by controlling and managing a land inventory through options as opposed to owning land we will be better able to manage future growth in accordance with our business plan and long term objectives. In the past we have acquired land for our home building operations both as finished building lots and as raw land that we develop. Through the acquisition of Parker Chandler Homes (Atlanta) and Capitol Homes (Raleigh) our land inventory expanded significantly. Due to the focus the acquired companies had on developing raw land, the amount of raw land in our land inventory increased. As market conditions deteriorated, we have sold certain land and other assets to reduce interest expense and risks associated with land development. We will continue to manage our land inventory in a manner that we believe will reduce risks and enhance operating results.

We will continue to focus on maximizing our returns on the land inventory that we control while shifting our focus for future land acquisitions, when market conditions warrant and liquidity exists, towards finished building lots. Our goal during this down cycle is to survive relatively intact as an operating business and to capitalize on distress in the marketplace by contracting to purchase land from land developers who will maintain ownership of the land through the entitlement and development process. If and when we option land in this manner we typically provide our home building and entitlement expertise to the seller in order to ensure the land is developed in a manner consistent with our plans for the project. By contracting to purchase land that will be delivered to us in the future and only utilizing our resources as project managers we reduce the financial risks associated with owning land while seeking entitlements and performing land development.

We own land that must be developed into building lots. While market conditions remain difficult we will continue to utilize our strategy of seeking to sell certain of these assets to other developers and will only develop these raw parcels of land as needed for our home building operations where we believe market conditions and the potential return on capital invested warrants the development process.

In the past we have purchased existing rental apartment properties in the Washington, DC region with the intent of converting them to for-sale condominium projects. We have completed some of these conversion developments and sold others as market conditions deteriorated. We own one partially completed condominium conversion property, Penderbrook, in Fairfax County, Virginia. While we continue to sell converted condominiums at the Penderbrook development we also operate Penderbrook as a rental apartment community. This approach provides cash flow from rents to offset interest costs and operating expenses associated with the property. We have not abandoned our intent to sell the units as condominiums over time.

We have also elected to employ this strategy at our Eclipse project in Arlington, Virginia where we are temporarily renting approximately half of the unsold units to generate cash flow. In certain cases we have sold condo conversion units in bulk to rental project investors and operators. We do not plan to acquire additional condominium conversion projects.

In the Washington, DC region we have developed several new condominium projects, including high density mixed use projects. We believe that the demographics of the Washington, DC region will over time continue to lead to demand for high quality, high density housing after current market conditions eventually stabilize and then improve. These types of projects tend to require a greater capital investment, higher levels of debt and longer construction cycles than typical low density single family developments. Due to current market conditions we will be focused on identifying future projects that require lower levels of invested capital. Accordingly, we have cancelled plans to commence additional high density condominium projects and will not undertake any such development until we believe market conditions warrant.

Our land acquisition and disposition process is overseen by an executive land committee that includes representatives from our various business departments. This committee meets regularly to evaluate prospective land acquisitions, project financing options, underperforming projects, asset dispositions and liquidity issues. During much of 2008, the primary focus of the committee was disposing of assets where we believed it to be the best course of action given market conditions. Currently the committee is focused on evaluating existing projects and land holdings with the goal of seeking means of enhancing the potential for improved operating results or immediate monetization.

When market conditions improve, and assuming our level of land inventory and availability of capital warrant additional acquisitions, the committee will again focus on new land acquisitions. To the extent the committee approves any such acquisitions, we will focus on acquiring new projects we believe have the potential to generate an attractive return on capital invested. The committee evaluates several factors that could affect the outcome of a project under consideration. These factors include:

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

Because of our experience in obtaining entitlements and because of our in-house land development capability we believe we are well suited to work with land developers to ensure their development plans are efficient and designed in keeping with our development objectives. Further, we believe that these capabilities position us well to work with financial institutions seeking to sell land assets on which they have foreclosed.

In current market conditions we seek to manage development risk by acquiring options to purchase properties after the approval of the necessary entitlements and full development of the land. We utilize our capabilities with regard to land entitlement and land development to provide a service to land owners in an effort to obtain low cost options to acquiring the subject land after the entitlement and development process is complete, thereby avoiding market risks associated with raw land acquisitions and minimizing capital exposure to the projects.

Sales, Marketing and Production

We sought diversification and growth through multiple product offerings that were to be utilized in a few core markets rather than seeking to grow into multiple markets. We believe this strategy minimizes risks associated with entering new markets and operating in second or third tier markets.

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

Our single-family homes range in size from approximately 1,400 square feet to over 6,000 square feet with target pricing from the $100,000s to the $600,000s. Our townhouses range in size from approximately 1,200 square feet to over 4,500 square feet and are typically priced from the $100,000s to the $500,000s depending on the market. Our condominiums range in size from approximately 400 square feet to over 2,400 square feet and are priced from the $100,000s to over $1 million. Our average new order price over all product types, was $284,000, $240,000 and $257,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

We typically act as the general contractor in the construction of our wood frame single-family homes, townhouses and mid-rise condominium buildings. On projects where we offer these product lines our employees provide land development management, construction management, material purchasing and quality control supervision on the homes we build. Substantially all construction work on these types of projects is done by subcontractors that contract directly with our home building subsidiaries and with whom we typically have an established relationship. On our high-rise and mixed-use developments where we typically build concrete structures, we engage a general contractor for the site preparation and construction management, and our preference is to have a bonded fixed price or a gross maximum price contract with the selected general contractor. In these instances the subcontractors that perform the construction work are typically contracted directly by the general contractor that we select. On projects where we offer these product lines our employees provide land development oversight management, construction quality supervision and certain construction management services. In all instances we follow generally accepted management procedures and construction techniques which are consistent with local market practices. We believe that we comply with local and state building codes on all of our developments.

Our goal is to commence construction on a single-family home only after a contract is signed, a customer deposit has been posted, and mortgage approval has been obtained by the home buyer. We generally begin construction of our townhouses and condominiums after we have obtained customer pre-sale commitments for a significant percentage of the units in the building and our lender commits to funding all units. Current market conditions have caused us to significantly limit or eliminate the construction of unsold inventory, including model homes. We closely monitor our inventory applying a measured approach to unit production in keeping with sales absorption. We will continue to have reduced building at our projects as we work through the process of selling existing inventory first. On occasion we will sell a completed model home to a third party investor purchaser who is willing to lease back the home to us for use during the marketing phase of a project.

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

Our unique NextHometm programs are designed to assist our customers in many aspects of purchasing a Comstock home, as follows:

• DownRight™	–	a program designed to help identify ways to meet the down payment requirements of a new home purchase;
• Tailor Made™	–	a program with unique financing products and agreements with major lenders that tailor a monthly payment in order to make home ownership affordable in any interest rate climate;
• Get It Sold™	–	a program designed to help our customers sell their current home quickly and efficiently in order to facilitate their purchase of a new Comstock home;
• All@Home™	–	a program enabling our customers to design technology solutions for their new Comstock home to met their individual specifications;
• Built Right™	–	a quality assurance program incorporating quality assurance inspections with high-quality materials; and
• Home Style™	–	an optional upgrade program providing hundreds of options to choose from to customize a new Comstock home to suit the specific desires of our customers.

All personnel involved in the sale of our homes receive extensive training on the product they are selling. In addition, our sales professionals are trained on the specialized programs offered by us in connection with the purchasing, customizing and financing of a Comstock home and the warranty we provide. We employ our sales personnel on a long-term basis, rather than a project-by-project basis, which we believe results in a more committed and motivated sales force with better product knowledge. We believe this continuity has a positive impact on sales.

Our corporate and local marketing directors work with local project and sales managers to develop marketing objectives, sales strategies, and advertising and public relations programs for our projects. These objectives, strategies and home pricing decisions are subject to approval by senior management. We typically build, decorate, furnish and landscape model homes for each product line and maintain onsite sales offices, which are generally open seven days a week. We believe model homes play a critical role in our marketing efforts. Where warranted, we sell certain projects from a centralized location in an effort to reduce capital investment requirements in particular projects.

Our homes are typically sold before construction through sales contracts that are accompanied by a 3-10% deposit. Such sales contracts are usually subject to certain contingencies such as the home buyer’s ability to qualify for financing. Cancellation rates are subject to a variety of factors beyond our control such as consumer confidence, negative media hype relating to homebuilding adverse economic conditions which lower consumer confidence, increase mortgage interest rates and negatively affect the sale of our existing homes. During 2008 our cancellation rate decreased across all products in all of our markets resulting an and a decrease in the existence of standing inventory.

During 2008 we continued increased our efforts to focus on lower cost marketing over the Internet in an effort to reduce costs associated with local print advertisements. We believe that the home buying population will continue to increase its reliance on information available on the Internet to help guide their home buying decision. Accordingly, our marketing efforts will continue to seek to leverage this trend in an effort to maximize potential sales.

During 2006 we opened a centralized sales center located in Reston, Virginia. This facility was designed to support cross-product and cross-community shopping in one central location. In 2007 we closed the sales center, and it will not be reopened. The center was not operational in 2008. During 2008 we negotiated a termination of the lease by which we issued the landlord a warrant to purchase 50,000 shares of our Class A Common Shares.

Our Communities

At December 31, 2008 we had active communities under development in the following states and counties:

State	County
Georgia	Cherokee, Forsyth, Fulton, Gwinnett, Jackson, Paulding
Maryland	Frederick
North Carolina	Johnson, Wake
Virginia	Arlington, Fairfax, Loudoun, Prince William

The following chart summarizes certain information for our current and planned communities at December 31, 2008:

Project	State	Product Type (2)	Estimated Units at Completion (5)	Units Settled	Backlog (3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue to Date
Status: Active (1)
Allen Creek	GA	SF	26	23	—	3	—	$204,987
Arcanum	GA	SF	34	24	—	10	—	$376,173
Falling Water	GA	SF	22	18	—	4	—	$422,513
Gates at Luberon	GA	SF	31	3	—	28	—	$618,259
Glenn Ivey	GA	SF	20	18	—	2	—	$227,039
James Road	GA	SF	10	9	—	1	—	$339,847
Post Road	GA	SF	60	—	—	60	—	n/a
Wyngate	GA	SF	4	3	1	—	—	$409,160

Sub-Total / Weighted Average (4)			207	98	1	108	—	$323,079
Emerald Farm	MD	SF	84	78	—	6	—	$452,347

Sub-Total / Weighted Average (4)			84	78	—	6	—	$452,347
Allyn’s Landing	NC	TH	108	81	1	26	—	$237,210
Brookfield Station	NC	SF	62	15	—	47	—	$222,757
Haddon Hall	NC	Condo	90	25	—	65	—	$161,815
Holland Road	NC	SF	81	18	2	61	—	$437,932
Providence-SF	NC	SF	58	24	4	30	—	$195,225
Riverbrooke	NC	SF	66	47	—	19	—	$166,608
Wakefield Plantation	NC	TH	77	49	—	28	—	$483,042
Wheatleigh Preserve	NC	SF	28	18	—	10	—	$279,204

Sub-Total / Weighted Average (4)			570	277	7	286	—	$273,198
Commons on Potomac Sq	VA	Condo	191	86	—	105	—	$233,546
Commons on Williams Sq	VA	Condo	180	139	1	40	—	$340,553
Penderbrook	VA	Condo	424	301	—	123	—	$257,029
River Club II	VA	Condo	112	9	2	101	—	$251,550
The Eclipse on Center Park	VA	Condo	465	364	—	101	—	$401,228

Sub-Total / Weighted Average (4)			1,372	899	3	470	—	$325,878

Total Active			2,233	1,352	11	870	—	$321,936

Status: Development (1)
Shiloh Road I	GA	SF	60	—	—	60	—	n/a
Tribble Lakes	GA	SF	167	—	—	167	—	n/a

Sub-Total / Weighted Average (4)			227	—	—	227	—	n/a
Massey Preserve	NC	SF	187	—	—	187	—	n/a
Providence-TH	NC	TH	18	—	—	18	—	n/a

Sub-Total / Weighted Average (4)			205	—	—	205	—	n/a
Beacon Park	VA	Condo	488	—	—	—	488	n/a
Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total / Weighted Average (4)			535	—	—	47	488	n/a

Total Development			967	—	—	479	488	n/a

Total Active & Development			3,200	1,352	11	1,349	488	$321,936

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales.

(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.

(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.

(4)	“Weighted Average” means the weighted average new order sale price.

(5)	Where applicable, unit counts adjusted downward to account for friendly foreclosures by Comstock’s banks.

Greater Washington DC Area

Northern Virginia Market

Beacon Park at Belmont Bay 8&9 was initially planned as a 600-unit active adult condominium community located at the confluence of the Potomac and Occoquan Rivers in the master-planned, urban-style community of Belmont Bay in Woodbridge, Virginia. The project was planned to include two phases, the first being 112 units situated in four 28-unit mid-rise buildings and the second phase including three high-rise buildings containing approximately 488 units. Initially all 600 units were contemplated to be active-adult units, where the majority of buyers would be 55 years of age or older. To broaden the potential pool of prospective buyers we elected as was our option, for the first phase of the project to be marketed without age restrictions (see River Club II below) and began the process of rebranding this phase of the project to River Park II. Currently, we have purchased have a long-term option on the remaining 488 lots of active adult units which we may, or may not, exercise. The project is on hold due to ongoing litigation between ourselves, the developer and the community’s Design Review Board.

The Commons on Potomac Square is a four building, 191-unit, mid-rise condominium complex in Loudoun County, Virginia. The project is positioned well for first-time homeowners in a market where the cost of single-family homes and townhouses are prohibitive for most renters. Sales began in late 2004, settlements began in early 2006. We previously built and sold the first two buildings and have suspended construction activities at the community electing not to start the final 103-unit building until demand increases.

The Commons on Williams Square is a 180-unit, two-over-two townhouse style condominium development in Prince William County, Virginia. Sales began in 2004, settlements began in 2005. We have built 150 of the units at the project. Construction of the remaining 30 units has been suspended until market conditions improve.

The Eclipse on Center Park is a 465-unit, high-rise condominium complex in Arlington County, Virginia. Located at Potomac Yard, formerly one of the East Coast’s major railway yards, the project is just minutes from downtown Washington DC, the Pentagon, and Reagan National Airport. The project is an upscale, urban-style, mixed-use complex with residential condominiums above an 80,000 square foot retail center, which includes a Harris Teeter grocery store and other convenience-oriented retailers. A club room and rooftop deck, as well as numerous upper-floor units, offer panoramic views of the Potomac River, Ronald Reagan National Airport, and Washington monuments. Sales for Phase I began in the second quarter of 2004, sales for Phase II began in December 2005, and settlements began in November 2006. Construction on the buildings is complete but our general contractor failed to complete warranty and punch-out work. As a result we are self-performing all final work in the buildings and seeking remuneration from the contractor. Sales are continuing, however, we also manage a rental program at the project to help offset carrying costs and operating expenses. At December 31, 2008, we had approximately 56 units rented out of 101 remaining units, generating monthly gross revenue of approximately $115,000.

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

River Club II, the rebranded first phase of Beacon Park at Belmont Bay 8&9 is a four building, 112-unit mid-rise, condominium development located in the planned community of Belmont Bay. Located at the confluence of the Potomac and Occoquan Rivers in Woodbridge, Virginia, the property has river and golf course views. The project is “market rate” meaning it is not subject to any age restrictions. One of the four buildings is built with designer-ready finishes in the units. The project is on hold due to ongoing litigation between ourselves, the developer and the Community’s Design Review Board.

Station View is a 47-unit townhouse development in Loudoun County, Virginia. Our products will have spacious floor plans, two-car garages, and will be affordable alternatives to single-family homes in the desirable Ashburn area. We expect to begin land development and sales in 2010 with sales opening in 2011.

Maryland

Emerald Farm is an 84-unit development of single-family homes in Frederick, Maryland conveniently located near major transportation routes. Currently, a water moratorium has substantially limited availability of building permits in the area. Sales and settlements began in 2001 and will continue on the remaining lots as the availability of building permits allows.

North Carolina Market

Raleigh, North Carolina

Allyn’s Landing is a 108-unit townhouse development in the heart of Raleigh, North Carolina near Research Triangle Park and the Raleigh-Durham International Airport. The project overlooks an eight-acre lake and includes amenities such as a fountain, gazebo and walking trails. Sales and settlements began in 2002. In late 2006, we repositioned the product offerings from three-story townhouses to two-story, master-bedroom-down townhouses, which resulted in increased sales and settlement activity in 2007 and 2008.

Brookfield Station is a 62-unit, single-family development in Knightdale, North Carolina. Community amenities include easy access to I-540, shopping, restaurants, and downtown Raleigh. Sales and settlements began in 2007. The project remains open for sale.

Haddon Hall is our only condominium project outside of the Washington, DC region. It is a three building, 90-unit condominium development in Apex, North Carolina that is positioned well for first-time homebuyers. Sales and settlements for the first 30-unit building began in 2007. Construction on the remaining 60 units will not be commenced until market conditions improve.

Holland Road is an 81-unit, single-family home development in Apex, North Carolina. The community features large, wooded lots, a community pool, and easy access to the Research Triangle. Sales began in 2006; settlements began in late 2007 and are expected to continue throughout 2009 and beyond.

North Farm is a 47-unit, single-family home development in the Flowers Plantation community of Clayton, North Carolina. Community amenities include shopping and recreation facilities within walking distance of the project. We have ceased building operations in this community and are working on selling our remaining lot inventory in the project.

Massey Preserve is a 187-unit, single-family home development in Raleigh, North Carolina. When sales open, we plan to utilize existing product lines. Land development permits are available but land development for this project is on hold until market conditions warrant.

Providence is a 58-unit single family home development located in Raleigh, North Carolina. Its location is convenient to downtown Raleigh and North Hills and Crabtree Valley malls. Sales and settlements began in 2007 and are expected to continue throughout 2009 and beyond.

Providence Towns is an 18-unit townhouse development in Raleigh, North Carolina adjacent to the Providence single-family project. The lots were developed by the seller but the project is on hold until market conditions warrant. We are negotiating a trade of these lots for single family home lots in the Providence community.

Riverbrooke II is the 66-unit second phase of a single-family home development in Raleigh, North Carolina. The project is located in an established neighborhood with easy access to interstates I-40, I-440, and North Hills and Crabtree Valley malls. Sales and settlements began in 2006.

Wakefield Plantation is a 77-unit, carriage-style, luxury townhouse development in Raleigh, North Carolina. Our unique carriage-home product offers as much as 5,300 square feet of finished living space in three-unit and four-unit attached configurations with two-car garages and interior courtyards. Sales began in 2001 and settlements began in 2002. Construction of new buildings is on hold pending sufficient pre-sales.

Wheatleigh Preserve is a 28-unit, single-family home development in Raleigh, North Carolina. Lots are one-quarter acre. Sales and settlements began in 2006 and are expected to continue throughout 2009 and beyond.

Greater Atlanta Market

Atlanta, Georgia

Allen Creek is a 26-unit, single-family home development in Talmo, Georgia. The community has easy access to interstate I-85 in the northeast of Atlanta. Sales and settlements began in 2006 and are expected to continue throughout 2009 and beyond.

Arcanum is a 34-unit, single-family home development in Cumming, Georgia. The community has access to the Polo Golf and Country Club amenities and is conveniently located near Highway 400. Sales and settlements began in 2006 and are expected to continue throughout 2009 and beyond.

Brentwood Estates is a 31-unit, single-family home development in Commerce, Georgia. The community has easy access to interstate I-85 northeast of Atlanta. Sales and settlements began in 2006 and are expected to continue throughout 2009 and beyond.

Falling Water is a 22-unit, single-family home development with large, wooded lots in Woodstock, Georgia. The community is conveniently located just ten minutes from Alpharetta with easy access to Highway 400. Sales and settlements began in 2006 and are expected to continue throughout 2009 and beyond.

Gates of Luberon is a 31-unit, single-family home development in Cumming, Georgia. Amenities include a community pool and a nature area. The community has easy access to downtown Atlanta via Highway 141. Sales and settlements began in 2006. Plans for this project are unclear at this time because the lender; Haven Trust was closed by the Federal Deposit Insurance Corporation in December 2008. The Company is awaiting the outcome of on-going litigation with Haven Trust.

Post Road is a 60-unit, single-family home development in Cumming, Georgia with easy access to Highway 400. We are finalizing the development of the lots and preparing the project for opening.

Shiloh Road is a 60-unit, single-family home development in Alpharetta, Georgia with easy access to Highway 400. All work on this project has been indefinitely suspended.

Tribble Lakes is a 167-unit, single-family home development in Cumming, Georgia located around a large lake. The project is easily accessible via Highway 400. Land development began in 2006 but is on hold until market conditions justify additional investment.

Warranty

We provide our single-family and townhouse home buyers with a one-year limited warranty covering workmanship and materials. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that home buyers agree to the definitions and procedures set forth in the warranty. Our condominium home buyers typically have a statutory two-year warranty on their purchases. In addition, we provide a five-year structural warranty on our homes and condominiums pursuant to applicable statutory requirements. From time to time, we assess the appropriateness of our warranty reserves and adjust accruals as necessary. When deemed appropriate by us, we will accrue additional warranty reserves. We require our sub-contractors to warrant their work and they are contractually obligated to fix defects in their work that arise during the warranty period. We seek to minimize our risk associated with warranty repairs through our quality assurance program and by selecting sub-contractors with sufficient resources and insurance who are known for quality work. Beyond our sub-contractor warranties we self-insure the balance of all of our warranties.

Competition

The real estate development and home building industries are highly competitive and fragmented. Competitive overbuilding in local markets, among other competitive factors, has adversely affected home builders in our markets. Home builders compete for financing, raw materials and skilled labor, as well as for the sale of homes. Additionally, under normal market conditions competition exists within the industry for prime properties, especially those with developed building lots. We compete with other local, regional and national real estate companies and home builders. Some of our competitors have greater financial, marketing, sales and other resources than we have. Some of the national builders against which we compete include Pulte Homes, Centex, DR Horton, Toll Brothers, Ryan Homes, Hovnanian and Lennar.

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

Additionally, we compete with the resale market of existing homes including foreclosures and short-sales. The dramatic increase of inventory of existing homes available for sale has created significant competition among builders and home sellers for home buyers. This has led to downward pressure on prices in all of our markets. Many of our competitors have used very aggressive price discounts to sell homes. To be competitive, and to reduce our inventory of completed homes, we utilized aggressive discounting to move product in 2008. It is impossible to predict future pricing trends. At this time we expect the resale market to be our greatest source of competition in 2009 and 2010.

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

Technology

We are committed to the use of Internet-based technology for managing our business, communicating with our customers, and marketing our projects. For customer relationship management, we use Builder’s Co-Pilot™, a management information system that was custom developed in accordance with our needs and requirements. This system allows for online and collaborative efforts between our sales and marketing functions and integrates our sales, production and divisional office operations in tracking the progress of construction on each of our projects. We believe that real-time access to our construction progress and our sales and marketing data and documents through our systems increases the effectiveness of our sales and marketing efforts as well as management’s ability to monitor our business. Through our Web site, www.comstockhomebuilding.com, our customers and prospects receive automatic electronic communications from us on a regular basis. We believe this application of technology has and will continue to greatly enhance our conversion rates.

In January 2007 we commenced use of our new accounting and purchasing management software, the JD Edwards Enterprise One software system. This highly scalable purchasing and accounting system has positioned us to be more cost competitive and will, we hope, contribute to future cost reductions and margin expansion.

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

Employees

At December 31, 2008, we had 67 full-time and part-time employees. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers

Our executive officers and other management employees and their respective ages and positions as of December 31, 2008 are as follows:

Name	Age	Current Position
Christopher Clemente*	48	Chairman and Chief Executive Officer
Gregory V. Benson*	54	President, Chief Operating Officer
Bruce J. Labovitz*	40	Chief Financial Officer
Jeffrey R. Dauer*	46	Director, Accounting and Financial Reporting
Jubal R. Thompson	39	General Counsel and Secretary

*	Section 16 officers.

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

The for-sale residential construction industry has come under enormous pressure due to numerous economic and industry-related factors. Several companies operating in the residential construction sector of the economy have filed for bankruptcy protection or ceased operations entirely and others are facing serious operating and financial challenges. At the same time, the outstanding indebtedness of many others has been downgraded by credit rating agencies, and credit conditions in the industry continue to deteriorate. We faced significant challenges during 2008 due to these adverse conditions and expect to continue to face challenges in 2009. Recent adverse changes in the economy, consumer sentiment, significantly reduced demand, mortgage finance and credit markets have given rise to concerns that we may not be able to continue to achieve favorable modifications to our debt and/or meet our liquidity requirements which are necessary for us to continue operating.

Failure to successfully negotiate renewals of and extensions to our credit facilities would adversely affect our liquidity.

Our subsidiaries have a significant amount of secured debt. A portion of this debt has matured and remains unpaid. In our industry it is usual and customary for lenders to renew and extend project facilities until the project is complete. Since we are the guarantor of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital and cash flow requirements. Our previously reported and cured loan covenant violations, in connection with liquidity limitations of our banks, may impact our ability to renew and extend our debt. The current and continuing reduction in residential real estate demand and reduced availability of consumer mortgage financing could compromise our cash flow to a point where we would be unable to service our debt. If that happens and our lenders do not provide assistance in the form of additional borrowing capacity or waivers, our ability to continue operating would be seriously compromised.

Our operations require significant capital, which may not continue to be available.

The real estate development industry is capital intensive and requires significant expenditures for operations, land purchases, land development and construction as well as potential acquisitions of other homebuilders. In order to maintain our operations, we will need to obtain additional financing. These funds can be generated through public or private debt or equity financings, additional bank borrowings free cash flow from settlements, or from strategic alliances or joint ventures. In light of the current economic climate we may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, has been greatly reduced, and lenders may require us to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our acquisition plans or growth strategies or reduce capital expenditures and the size of our operations and as a result may experience a material adverse affect on our business, results of operations and financial condition.

Our continuing operations and future growth depends on the availability of construction, acquisition and development loans.

Currently, we have multiple construction, acquisition and development loans. These credit facilities tend to be project-oriented and generally have variable rates and require significant management time to administer them. If financial institutions decide to discontinue providing these facilities to us we would lose our primary source of financing our operations or the cost of retaining or replacing these credit facilities could increase dramatically. Further, this type of financing is typically characterized by short-term loans which are subject to call. If our primary source of financing becomes unavailable or accelerated repayment is demanded, we may not be able to meet our obligations and our ability to continue operating would be seriously compromised. This may force us into bankruptcy or liquidation.

We engage in construction and real estate activities which are speculative and involve a high degree of risk.

The home building industry is speculative and demand for new homes is significantly affected by changes in economic and other conditions, such as:

•	employment levels;

•	availability of home buyer mortgage financing;

•	interest rates; and

•	consumer confidence.

These factors can negatively affect the demand for and pricing of our homes and our margin on sale. We are also subject to a number of risks, many of which are beyond our control, including:

•	delays in construction schedules;

•	cost overruns;

•	changes in governmental regulations (such as slow-or no-growth initiatives);

•	increases in real estate taxes and other local government fees;

•	labor strikes;

•	transportation costs for delivery of materials; and

•	increases and/or shortages in raw materials and labor costs.

Our ability to sell homes, and, accordingly, our results of operations, will be affected by the availability of mortgage financing to potential home buyers.

Most home buyers finance their purchase of a new home through third-party mortgage financing. As a result, residential real estate demand is adversely affected by:

•	increases in interest rates and/or related fees;

•	increases in real estate transaction closing costs;

•	decreases in the availability of consumer mortgage financing;

•	increasing housing costs;

•	unemployment; and

•	changes in federally sponsored financing programs;

•	increases in foreclosure inventory and reduction in market comparables resulting from foreclosures and short sales.

Increases in interest rates and decreases in the availability of consumer mortgage financing have depressed the market for new homes because of the increased monthly mortgage costs and the unavailability of financing to potential home buyers. For instance, recent initiatives to tighten underwriting standards have made mortgage financing more difficult to obtain for some of our entry-level home buyers, which has led to decreased demand from these buyers. Even if potential home buyers do not experience difficulty securing mortgage financing for their purchase of a new home, increases in interest rates and decreased mortgage availability could make it harder for them to sell their existing homes. This could continue to adversely affect our operating results and financial condition.

Fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which could adversely affect our revenues, earnings and cash flows.

We are subject to the potential for significant fluctuations in the market value of our land and home inventories. We must constantly locate and acquire new tracts of undeveloped and developed land if we are to support growth in our home building operations. There is a lag between the time we acquire control of undeveloped land or developed home sites and the time that we can bring the communities built on that land to market and deliver our homes. This lag time varies from site to site as it is impossible to predict with certainty in advance the length of time it will take to obtain governmental approvals and building permits. The risk of owning undeveloped land, developed land and homes can be substantial. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land and home inventories could occur if market conditions deteriorate or if we purchase land or build home inventories at higher prices during stronger economic periods and the value of those land or home inventories subsequently declines during weaker economic periods. We could also be forced to sell homes, land or lots for prices that generate lower profit than we anticipate, or at a loss, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a continued decline in the market value of our land or home inventories may give rise to additional impairments of our inventory and write-offs of contract deposits and feasibility cost, which may result in a breach of financial covenants contained in one or more of our credit facilities, which could cause a default under those credit facilities. Defaults in these credit facilities are often times the responsibility of the Company as the Company is the guarantor of most of its subsidiary’s debts.

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company in 2008 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. As a result, the Company evaluated all 41 of its projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in an aggregate 2008 impairment charge of $18.0 million, with $6.1 million in the Washington D.C. region, $11.4 million in the Atlanta, Georgia region and $0.5 million in the Raleigh, N.C. region. Impairment charges are recorded as a reduction in our capitalized land and/or house costs. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales rates. In performing its impairment modeling the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates used by the Company are based on the best information available at the time the estimates are made. If market conditions continue to deteriorate additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

The Company’s ability to use its NOLs and, in certain circumstances, future built-in losses and depreciation deductions can be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control.

The Company currently has approximately $37.5 million in Federal and State NOLs and approximately $0.9 million of AMT credits, with a potential value of up to $15.5 million in tax savings over the next 20 years. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2008, the cumulative shift in the Company’s stock was at an approximately 32% level compared with the 50% level that would trigger impairment of our NOL asset. However, if an ownership change were to occur due to the Company’s valuation allowance on its net deferred tax assets, a Section 382 limitation is not expected to materially impact the Company’s financial position or results of operations as of December 31, 2008. However, if an ownership change were to occur, the application of Section 382 may require the Company to reduce its gross deferred tax assets related to its NOLs and possibly other deferred tax asset balances.

Home prices and sales activities in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia geographic markets have a large impact on our results of operations because we conduct substantially all of our business in these markets.

Home prices and sales activities in the Washington, D.C., Raleigh, North Carolina and Atlanta, Georgia geographic markets have a large impact on our results of operations because we conduct substantially all of our business in these markets. Although demand in these geographic areas historically has been strong, the current slowdown in residential real estate demand and reduced availability of consumer mortgage financing have reduced the likelihood of consumers seeking to purchase new homes which has had and will likely continue to have a negative impact on the pace at which we receive orders for our new homes. As a result of the foregoing and general economic conditions, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our homes or our offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. This has and could continue to adversely affect our results of operations and cash flows.

Because our business depends on the acquisition of new land, the potential limitations on the supply of land could reduce our revenues or negatively impact our results of operations and financial condition.

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

The home building industry is highly competitive and fragmented. We compete in each of our markets with a number of national, regional and local builders for customers, undeveloped land and home sites, raw materials and labor. For example, in the Washington, D.C. market, we compete against multiple publicly-traded national home builders, and many privately-owned regional and local home builders. We do not compete against all of the builders in our geographic markets in all of our product types or submarkets, as some builders focus on particular types of projects within those markets, such as large estate homes, that are not in competition with our projects.

We compete primarily on the basis of price, location, design, quality, service and reputation. Some of our competitors have greater financial resources, more established market positions and better opportunities for land and home site acquisitions than we do and have lower costs of capital, labor and material than us. The competitive conditions in the home building industry could, among other things:

•	make it difficult for us to acquire suitable land or home sites in desirable locations at acceptable prices and terms, which could adversely affect our ability to build homes;

•	require us to increase selling commissions and other incentives, which could reduce our profit margins;

•	result in delays in construction if we experience delays in procuring materials or hiring trades people or laborers;

•	result in lower sales volume and revenues; and

•	increase our costs and reduce our earnings

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

We are actively involved in the construction and development of mixed-use and high-rise residential projects. Our experience is largely based on smaller wood-framed structures that are less complex than high-rise construction or the development of mixed-use projects. A mixed-use project is one that integrates residential and non-residential uses in the same structure or in close proximity to each other, on the same land. As we continue to expand into these new product types, we expect to encounter operating, marketing, customer service, warranty and management challenges with which we have less familiarity. We have expanded our management team to include individuals with significant experience in this type of real estate development but have been forced to let some of them go as we’ve downsized our operation. If we are unable to successfully manage the challenges of this portion of our business, we may incur additional costs and our results of operations and cash flows could be adversely affected.

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

We depend on the availability and skill of subcontractors and their willingness to work with us.

Substantially all of our construction work is done by subcontractors with us acting as the general contractor or by subcontractors working for a general contractor we select for a particular project. Accordingly, the timing and quality of our construction depends on the availability and skill of those subcontractors. We do not have long-term contractual commitments with subcontractors or suppliers. Although we believe that our relationships with our suppliers and subcontractors are good, we cannot assure that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. The inability to contract with skilled subcontractors or general contractors at reasonable costs on a timely basis could limit our ability to build and deliver homes and could erode our profit margins and adversely affect our results of operations and cash flows. Recent cash flow and credit facility limitations have forced us to negotiate settlements with our vendors at less than the entire amounts owed. This may result in vendors not wanting to work with us on future projects.

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

Our business, results of operations and financial condition may be adversely affected by adverse weather conditions or natural disasters.

Adverse weather conditions, such as extended periods of rain, snow or cold temperatures, and natural disasters, such as hurricanes, tornadoes, floods and fires, can delay completion and sale of homes, damage partially complete or other unsold homes in our inventory and/or decrease the demand for homes or increase the cost of building homes. To the extent that natural disasters or adverse weather events occur, our business and results may be adversely affected. To the extent our insurance is not adequate to cover business interruption losses or repair costs resulting from these events, our results of operations and financial conditions may be adversely affected.

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

If we are not able to develop our communities successfully, results of operations and financial condition could be diminished.

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

Risks Related to our Common Stock and the Securities Markets

Volatility of our stock price could adversely affect stockholders.

The market price of our Class A common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	general conditions in the home building industry;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our Company of the home building industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors.

•	material announcements by our construction lenders or the manufacturers and suppliers we use;

•	sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.

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

Possibility of Delisting of our Common Stock from Nasdaq Global Marketplace.

In January 2008 we received notice from Nasdaq that we were in violation of the Nasdaq Minimum Bid-Price requirement that our stock’s closing bid remain above $1.00 per share. We were given until July 2008 to cure this deficiency. Our stock did not regain compliance and as such we were given notice of delisting. We appealed for a 180-day stay which was granted. In November 2008 and again in both January 2009 and March 2009 the bid-price rules were temporarily suspended. We currently have until October 2009 to regain compliance with the Bid-Price rules or shift our listing to the OTC exchange. There are no assurances that Nasdaq will again extend the deadline or that we will regain compliance.

The holders of our Class B common stocks exert control over us and thus limit the ability of other stockholders to influence corporate matters.

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

Our principal administrative, sales and marketing facilities are located at our headquarters in Reston, Virginia. At December 31, 2008 we leased 15,714 square feet of office space in the Reston facility from Comstock Asset Management, L.C., an affiliate wholly-owned by Christopher Clemente. Pursuant to this five-year headquarters lease which we entered into on October 1, 2004, we will pay annual rent of approximately $502,000, subject to a 4% annual increase through the lease termination.

We also lease office space in Raleigh, North Carolina where we occupy approximately 3,300 square feet of office space. On October 1, 2005 we entered into a five-year lease agreement for approximately 4,351 square feet of office space in Reston, Virginia. This office space was originally intended to be a sales office. However due to unfavorable market conditions, we discontinued using the sales office in December 2007 and in 2008 reached a lease termination agreement with the landlord. We have no further obligation related to the sales office lease.

Item 3.	Legal Proceedings

On December 7, 2007, the Company and a subsidiary were served with a complaint and notice of lis pendens resulting from an allegation of the subsidiary’s failure to pay $0.7 million allegedly due to the seller of property in the District of Columbia known as the East Capitol project. The Company’s subsidiary posted a cash escrow for 1.5 times the amount sought in the complaint in order to complete conveyance of the property without exception to title and vigorously defended the matter. The parties settled the matter in December 2008, and the escrow has been released.

On February 29, 2008, a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”), received notices of acceleration and foreclosure from Haven Trust Bank (Lender) pursuant to existing acquisition and construction credit facilities at its Gates of Luberon project. The aggregate outstanding balance of the indebtedness was approximately $4.8 million as of the date of the notices. The notices were issued after maturity of the indebtedness and Mathis Partners’ inability to negotiate an extension of the credit facilities with Lender pursuant to terms and conditions Mathis Partners deemed satisfactory. On March 31, 2008, Mathis Partners, the special purpose entity that owns the Gates of Luberon project, filed Chapter 11 reorganization, prohibiting a scheduled foreclosure sale of the Lender’s collateral in the Gates of Luberon project from taking place. Mathis Partners ceased making adequate protection payments to the Lender in September of 2008, allowing Lender to petition the court for relief from the automatic stay, a prerequisite to Lender’s ability to recommence the foreclosure process. In April 2008, the Lender filed a separate collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness. On December 6, 2008, the Chapter 11 petition was dismissed and in January 2009, prior to any substantive action taking place in the lawsuit or recommencement of foreclosure proceedings, the Lender failed and was taken over by the Federal Deposit Insurance Corporation (FDIC). The FDIC has sought a stay in the guaranty action through May of 2009. The carrying value of Mathis Partners assets at December 31, 2008 is approximately $4.4 million.

On July 3, 2008, the Company and Comstock Belmont Bay 8&9, L.C. (the “Subsidiary”) were served with a complaint by Belmont Bay, LC (“Seller”) to enforce payment of a purchase money promissory note (“Purchase Note”) that matured on March 24, 2007, made by the Subsidiary and guaranteed by the Company with respect to our Beacon Park I Condominium at Belmont Bay (the “Project”). Demand is made for $2.0 million, plus accrued interest, costs and attorney fees. The Company and Subsidiary have filed answers to the action and the Subsidiary filed a counterclaim against the Seller as a result of its various breaches of the purchase contract that gave rise to the Purchase Note. On July 30, 2008, the Company and Subsidiary received notice of an additional complaint filed by Seller for breach of the purchase contract and on August 6, 2008, the Subsidiary was served with a third complaint by Seller and the master associations for the Belmont Bay development seeking injunctive relief to prohibit the Subsidiary from selling the Project. The Subsidiary and the Company intend to vigorously defend all actions and have filed a complaint against the Seller, the master association and certain individual constituent members of the associations as a result of their various contractual and fiduciary breaches.

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”) the general contractor for a subsidiary of the Company filed liens totaling approximately $0.5 million at The Eclipse on Center Park project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $13.8 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $4.0 million. The lender for the Company’s subsidiary has not issued a default notice with respect to the liens but an adverse judgment with respect to the litigation or the existence of the liens could nevertheless be considered an event of default under the subsidiaries loan associated with the Project.

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

Market for Common Stock

Our Class A common stock has been traded on the NASDAQ Global Market under the symbol “CHCI” since our initial public offering on December 14, 2004. The following table sets forth the high and low sale prices of our Class A common stock, as reported on NASDAQ, for the periods indicated:

	High	Low
Fiscal Year Ended 2006
Fourth quarter	$14.69	$3.94
Fiscal Year Ended 2007
First quarter	$6.92	$3.99
Second quarter	$4.29	$2.55
Third quarter	$2.95	$1.21
Fourth quarter	$2.00	$0.50
Fiscal Year Ended 2008
First quarter	$1.37	$0.50
Second quarter	$0.83	$0.31
Third quarter	$1.05	$0.06
Fourth quarter	$0.80	$0.16

On March 27, 2009, there were approximately 25 record holders and as of our last proxy record date approximately 3,439 beneficial owners of our Class A common stock. On March 27, 2009 there were two holders of our Class B common stock.

Dividends

We have never paid any cash dividends on our common stock. From time to time, our board of directors evaluates the desirability of paying cash dividends. The future payment and amount of cash dividends will depend upon our financial condition and results of operations, applicable loan covenants and other factors deemed relevant by our board of directors.

Issuer Purchases of Equity Securities

Our board of directors has previously authorized the repurchase of up to 1.0 million shares of our Class A common stock in one or more open market or privately negotiated transactions.

During the twelve months ended December 31, 2008, we did not repurchase any of our outstanding Class A common stock. We have no immediate plans to resume stock repurchases under this authorization.

Stock Performance Graph

The following line graph compares cumulative total stockholder returns for the period from December 14, 2004, the date of our initial public offering, through December 31, 2008 for (1) our Class A common stock; (2) the NASDAQ Composite Index; and (3) the Standard & Poor’s (S&P) 500 Homebuilding Index. The graph assumes an investment of $100 on December 14, 2004, which was the first day on which our stock was listed on the NASDAQ Global Market.

The performance shown is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Company/Index	Base Period 12/14/04	Indexed Returns Years Ending
		12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
COMSTOCK HOMEBUILDING COS	100	137.31	88.19	35.94	4.13	1.06
NASDAQ COMPOSITE INDEX	100	100.72	102.11	111.83	122.80	73.02
S&P 500 HOMEBUILDING INDEX	100	104.65	131.70	104.18	42.05	25.11

Item 6.	Selected Financial Data

The following table contains selected consolidated and combined financial information and is supplemented by the more detailed financial statements and notes thereto included elsewhere in this report. We derived the selected historical financial data shown below for 2008, 2007, 2006, 2005 and 2004 from our audited financial statements. You should read the following financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our combined consolidated financial statements and the related notes, included elsewhere in this report.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

Dollars in thousands (except per share data)

	Year ended December 31,
	2008	2007	2006	2005	2004
Revenues	$46,662	$266,159	$245,881	$224,305	$96,045
Expenses Cost of sales	39,274	245,309	216,657	156,490	63,993
Impairments and write-offs (1)	18,022	78,264	57,426	1,216	—
Selling, general and administrative	16,400	34,671	37,500	24,190	11,940
Interest, real estate taxes and indirect costs related to inactive projects	5,685	—	—	—	—
Operating (loss) income	(32,719)	(92,085)	(65,702)	42,409	20,112
Gain (loss) on troubled debt restructuring	12,851	—	—	—	—
Other income (expense), net	2,850	1,886	1,487	1,450	908
(Loss) Income before minority interest and equity in earnings of real estate partnerships	(17,018)	(90,199)	(64,215)	43,859	19,204
Minority interest	(7)	(137)	15	30	5,260
(Loss) Income before equity in (loss) earnings of real estate partnerships	(17,010)	(90,062)	(64,230)	43,829	13,944
Equity in (loss) earnings of real estate partnerships	—	—	(135)	99	118
Total pre-tax (loss) income	(17,010)	(90,062)	(64,365)	43,928	14,062
Income tax (benefit) provision	48	(2,552)	(24,520)	16,366	(241)
Net (loss) income	$(17,058)	$(87,510)	$(39,845)	$27,562	$14,303
Basic (loss) earnings per share	$(0.98)	$(5.42)	$(2.63)	$2.14	$1.95
Basic weighted average shares outstanding (2)	17,462	16,140	15,148	12,870	7,347
Dilutive (loss) earnings per share	$(0.98)	$(5.42)	$(2.63)	$2.12	$1.95
Dilutive weighted average shares outstanding (2)	17,462	16,140	15,148	13,022	7,351

	December 31,
Balance Sheet Data	2008	2007	2006	2005	2004
Cash and cash equivalents	$5,977	$6,822	$21,263	$42,167	$67,559
Real estate held for development and sale (1)(3)	129,542	203,860	405,144	263,802	104,326
Total assets	160,859	258,976	517,429	431,319	304,507
Notes payable	90,086	141,214	265,403	143,657	76,628
Subordinated debt	12,743	30,000	30,000	—	—
Total liabilities	130,111	212,226	393,173	285,843	239,586
Minority interest	223	231	371	400	2,695

(1)	During the years ended December 31, 2008, 2007 and 2006, the Company recorded gains from troubled debt restructuring, impairment charges and write-offs of option deposits and related feasibility costs. The inclusion of these items makes year to year comparisons difficult and should be considered when evaluating results of operations in relation to earlier years.

(2)	Shares outstanding of our predecessor for prior years have been adjusted to account for shares issued to the owners of our predecessor in connection with the initial public offering of our common stock.

(3)	During 2006 the Company acquired Parker Chandler Homes, Inc. in Atlanta, GA and Capitol Homes, Inc. in Raleigh, NC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a residential real estate developer that has substantial experience building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family buildings and mixed-use (residential and commercial) developments in suburban communities and high density urban infill areas. We have historically built projects with the intent that they be sold either as fee-simple properties, condominiums, or investment properties. We focus on geographic areas, products and price points where we believe there will be continuing demand for new housing and potential for attractive returns. We operate in the Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia markets where we target first-time, early move-up, secondary move-up, and empty nester move-down buyers. We focus on the “middle-market” meaning that we tend to offer products in the middle price points in each market, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our markets. Since our founding in 1985, and as of December 31, 2008, we have built and delivered more than 5,170 homes generating revenue in excel of $1.3 billion.

Our markets have historically been characterized by strong population and economic growth trends that have led to strong demand for traditional housing. However, the housing industry is in an unprecedented and prolonged cyclical downturn, suffering the effects of reduced demand brought on by significant increases in existing home inventory, resistance to appreciating prices of new homes, turmoil in the mortgage markets, reduced liquidity levels in the world financial markets, increasing unemployment and concerns about the health of the national and global economics. We believe over the past two decades we have gained experience that will be helpful to us as we seek to manage our business through the current difficult market environment. We believe we have taken, and are continuing to take, steps that will assist us in managing our business through the current cycle until market conditions stabilize and eventually improve. There can be no assurances, however, that we will be able to generate and maintain sufficient cash resources to survive long enough for market conditions to improve.

As a result of deteriorating market conditions, we have adjusted certain aspects of our business strategy. In 2008, we focused our energy on repositioning projects, reducing debt, reducing costs, managing liquidity, renegotiating loans with current period and near-term maturities, refinancing projects and enhancing our balance sheet. We have cancelled or postponed plans to start several new projects and either renegotiated or cancelled contracts to purchase certain other projects. As a result, we purchased no new land in 2008. We have sold certain land and other assets and taken steps to significantly reduce our inventory of speculative homes as well. Until market conditions stabilize, we will continue to focus on working through the land inventory we own. This will include continuing efforts to sell certain land parcels where we believe it is the best strategy relative to that particular asset.

While we have always preferred to purchase finished building lots that are developed by others, we have also been active in entitling and developing land for many of our home building projects. We believe it is important to have the in-house capabilities to manage the entitlement and development of land in order to position our company to be able to recognize opportunities to enhance the value of the real estate we develop and to be opportunistic in our approach to acquisitions. Nonetheless, our interest in acquiring new development projects will be focused on finished building lots until market conditions and circumstances warrant otherwise. As such, we have significantly reduced our in-house development staff.

During the past several years our business has included the development, redevelopment and construction of residential mid-rise and high-rise condominium complexes. The majority of our multi-family projects are in our core market of the greater Washington, D.C. area. We believe the demographics and housing trends in the Washington, DC area will continue to generate demand for high density housing and mixed-use developments over the long term. However, condominium sales in the greater Washington, D.C. area have declined significantly as a result of current economic conditions. In order to reduce the cost associated with carrying our condominium inventory in the Washington, DC region we are temporarily operating two of our multi-family projects as hybrid for-sale and for-rent properties. This approach provides us regular cash flow which we use to offset a portion of the carry costs associated with the applicable multi-family assets. In addition, we believe the value of the assets will increase over time as market conditions stabilize or improve. In Raleigh, North Carolina and Atlanta, Georgia, we continue to be focused on lower density housing principally single family homes.

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

In today’s real estate market our general operating business strategy has the following key elements:

•	protect liquidity and maximize capital availability;

•	maximize the realized value of our real estate owned;

•	utilize technology to streamline operations, reduce costs, enhance customer communications and facilitate sales

•	rationalize overhead expenses;

•	focus on our core markets in the Mid-Atlantic and Southeast region of the United States;

•	focus on our current land inventory in our core markets;

•	focus on a broad segment of the home buying market, aka the “middle market”;

•	create opportunities in areas overlooked by our competitors;

•	maximize our economies of scale;

•	aggressively prosecute existing litigation to recover costs and damages caused by others.

At December 31, 2008, we either owned or controlled under option agreements over 1,800 building lots. The following tables summarize certain information related to new orders, settlements, and backlog for the twelve month periods ended December 31, 2008, 2007, and 2006:

	Twelve months ended December 31, 2008
(dollars in 000s except units)	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	69	54	17	140
Cancellations	17	23	13	53
Net new orders	52	31	4	87
Gross new order revenue	$23,052	$11,532	$5,260	$39,844
Cancellation revenue	$4,701	$6,879	$4,023	$15,603
Net new order revenue	$18,351	$4,653	$1,237	$24,241
Average gross new order price	$334	$214	$309	$285
Settlements	62	63	22	147
Settlement revenue - homebuilding	$21,367	$15,633	$7,097	$44,097
Average settlement price	$345	$248	$323	$300
Backlog units (1)	3	7	1	11
Backlog revenue (1)	$739	$1,977	$386	$3,102
Average backlog price (1)	$246	$282	$386	$282

	Twelve months ended December 31, 2007
(dollars in 000s except units)	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	559	152	116	827
Cancellations	162	28	24	214
Net new orders	397	124	92	613
Gross new order revenue	$123,909	$38,017	$35,936	$197,862
Cancellation revenue	$69,974	$8,476	$7,594	$86,044
Net new order revenue	$53,935	$29,541	$28,342	$111,818
Average gross new order price	$222	$250	$310	$239
Settlements	669	131	86	886
Settlement revenue — homebuilding	$174,584	$31,644	$26,577	$232,805
Average settlement price	$261	$242	$309	$263
Backlog units (1)	13	39	18	70
Backlog revenue (1)	$4,112	$12,684	$6,051	$22,847
Average backlog price (1)	$316	$325	$336	$326

	Twelve months ended December 31, 2006
(dollars in 000s except units)	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	625	175	165	965
Cancellations	122	6	43	171
Net new orders	503	169	122	794
Gross new order revenue	$159,498	$45,213	$43,236	$247,947
Cancellation revenue	$39,621	$2,956	$10,631	$53,208
Net new order revenue	$119,877	$42,257	$32,605	$194,739
Average gross new order price	$255	$258	$262	$257
Settlements	675	132	107	914
Settlement revenue — homebuilding	$180,182	$32,255	$27,656	$240,093
Average settlement price	$267	$244	$258	$263
Backlog units (1)	285	45	15	345
Backlog revenue (1)	$123,080	$13,245	$4,948	$141,273
Average backlog price (1)	$432	$294	$330	$409

(1)	Backlog data as of 12/31 for each year.

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

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s outstanding restricted stock awards will be considered participating securities under the FSP. The FSP is effective for the Company’s fiscal year beginning January 1, 2009, and requires retrospective application. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active. FSP FAS 157-3 was effective upon issuance and adopted by the Company as of September 30, 2008. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. The FSP requires additional disclosures by public companies about their involvement with variable interest entities and their continuing involvement with transferred financial assets. The FSP was effective for public entities with annual and interim periods ending after December 15, 2008, and was adopted by the Company as of December 31, 2008. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.

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

Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows. A write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling prices less cost to sell. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, an impairment write-down is recorded. The evaluation of future cash flows and fair value of individual properties requires significant judgment and assumptions, including estimates regarding expected sales prices, development absorption and remaining development costs. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded. As discussed in Note 4 in the accompanying financial statements, we recorded impairment charges of $0.8 million in the first quarter of 2008, $13.7 million in the second quarter of 2008, zero in the third quarter of 2008 and $3.5 in the fourth quarter of 2008.

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

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

Orders, backlog and cancellations

Gross new order revenue for the year ended December 31, 2008 decreased $158.0 million, or 79.9%, to $39.8 million on 140 homes as compared to $197.9 million on 827 homes for the year ended December 31, 2007. Net new orders for the year ended December 31, 2008 decreased $87.6 million, or 78.3%, to $24.2 million on 87 homes as compared to $111.8 million on 613 homes for the year ended December 31, 2007. The 526 unit decrease in net new orders was experienced across all of our markets and projects and is attributable to the real estate industry downturn and the contraction of the national economy. General erosion of consumer confidence and increasing unemployment along with increasing difficulty in obtaining mortgage financing reduced demand in 2008. The reduction in 2008 was most dramatically impacted, however, by the 2007 bulk sale of the Bellemeade project. The balance of the reduction was contributed to reduced new orders and increased cancellations.

The average gross new order revenue per unit for the year ended December 31, 2008 increased by $46,000 to $285,000 as compared to $239,000 for the year ended December 31, 2007. The increase in average sales price per new order is attributable to an increase in average new order revenue at our Eclipse project in 2008. Despite receiving 44 fewer gross new orders at the Eclipse in 2008 versus 2007, the average gross new order price increased to $488,000 in 2008 from $416,000 in 2007. An additional cause of the increase in 2008 was that average gross new order was depressed by the effect of the discounted bulk sales of condominium conversion units at Bellemeade. Our backlog at December 31, 2008 decreased $19.7 million, in 2007 or 86.4%, to $3.1million on 11 homes as compared to our backlog at December 31, 2007 of $22.8 million on 70 homes. The decrease in backlog is consistent with real estate industry slowdown, the global credit crisis and national economic recession currently taking place.

Our cancellation rate for the year ended December 31, 2008 was 37.9% on 140 gross new orders compared to a cancellation rate of 25.9% on 827 gross new orders for the comparable period in 2007. In the Washington, DC market we experienced 17 cancellations on 69 gross new orders, or 24.6%. In the Raleigh market our cancellation rate was 42.6%, or 23 cancellations on 54 gross new orders, and in the Atlanta market our cancellation rate was 76.5%, or 13 cancellations on 17 gross new orders. We believe that the high rate of cancellations in our Atlanta and Raleigh markets was due in part to the first-time buyer orientation of our products, our inability to initiate construction due to lack of available construction financing and a slowing of the resale market for our move-up buyers.

Revenues

The number of homes delivered for the year ended December 31, 2008 decreased by 83.4%, or 739 homes, to 147 as compared to 886 homes for the year ended December 31, 2007. Average revenue per home delivered increased by $37,000 to $300,000 for the year ended December 31, 2008 as compared to $263,000 for the year ended December 31, 2007. The decrease in units settled was the result of 203 settlements at the Eclipse valued at $86.8 million in 2007 versus 27 settlements valued at $13.1 million in 2008, and the 2007 bulk sale of our 316-unit Bellemeade condominium conversion project.

Homebuilding revenues decreased by $188.7 million, or 81.1%, to $44.1million for the year ended December 31, 2008 as compared to $232.8 million for the year ended December 31, 2007. The decrease in homebuilding revenue is primarily attributable to weaker market conditions, reduced availability or mortgage financing in the second half of the year and reduced pricing of our homes in an effort to sell speculative inventory.

Other Revenues

Other revenue for the year ended December 31, 2008 decreased by $30.8 million, or 92.2% to $2.6 million, as compared to $33.4 million for the year ended December 31, 2007. Other revenue from lot sales for the year ended December 31, 2008 was $0.02 million, as compared to $31.8 million for the year ended December 31, 2007. For the twelve months ended December 31, 2007 other revenue included finished lot sales at our Massey Preserve project ($7.2 million), raw lot sales at our Blake Culpepper project ($3.6 million), raw lot sale of our East Capital Street project ($6.0 million) and the sale of our Potomac Yard Retail complex ($14.5 million). We consider revenue to be from homebuilding when there is a structure built or being built on the lot when delivered. Sales of lots occur, and are included in other revenues, when we sell raw land or finished home sites in advance of any home construction. Other revenue includes $2.5 million and $0.8 million of revenue generated by our rental communities during the twelve months ended December 31, 2008 and the twelve months ended December 31, 2007, respectively. Other revenue for the year ended December 31, 2008 and 2007 includes $0.07 million and $0.4 million respectively of revenue associated with the Company’s Settlement Title Services division.

Cost of sales and cost of sales other

Cost of sales for the year ended December 31, 2008 decreased $171.9 million, or 81.4%, to $39.2 million, or 88.9% of homebuilding revenue, as compared to $211.1 million, or 90.7% of revenue, for the year ended December 31, 2007. The 1.8 point decrease in cost of sales as a percentage of homebuilding revenue for the year ended December 31, 2008 is attributable primarily to prior period impairment charges and reclassification direct costs for inactive projects. Impairment charges result in increased margins because they reduce inventory costs remaining to be released and charged to cost of sales when future units are settled. Projects are classified as inactive when they are either substantially complete or construction activities have been indefinitely suspended. When a project becomes inactive for accounting purposes, interest, real estate tax and overhead costs are no longer capitalized into inventory but are expensed in the period incurred. This in turn increases future margin in the same way as impairments.

Cost of sales other for the year ended December 31, 2008 was $0.03 million, as compared to $34.2 million for the year ended December 31, 2007. Cost of sales other for the year ended December 2008 and 2007 includes expenses associated with lot and bulk project sales made to third parties, rental community operations and expenses associated with the management of the Company’s Settlement Title Services division. The reduction in cost of sales other is the result of lower land sale revenue in 2008 as compared to 2007.

Impairments and write-offs

For the twelve months ended December 31, 2008 we recorded impairment and write-off charges of $18.0 million including an impairment charge of $3.4 million at our Tribble Road project in Atlanta, $7.9 million over fourteen other projects in our Atlanta division, $6.2 million over two projects in our Washington, D.C. division and $0.5 million over two projects in our Raleigh, N.C. division. For the twelve months ended December 31, 2007 we recorded $78.4 million of impairments and write-offs, with approximately $35.0 million, $10.2 million and $33.1 million in the Washington metro area, North Carolina and Georgia, respectively.

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

Selling, general and administrative expenses

Selling, general and administrative costs for the year ended December 31, 2008 decreased $18.3 million, or 52.7%, to $16.4 million, as compared to $34.7 million for the year ended December 31, 2007. Selling, general and administrative expenses represented 35.1% of total revenue for the year ended December 31, 2008, as compared to 13.0% for the year ended December 31, 2007.

The bulk of the decrease in selling, general and administrative costs was the result of staffing reductions and decreases in related compensation cost reductions of $7.0 million. Non-compensation related selling expenses decreased by $3.2 million to $1.6 million for the year ended December 31, 2008 as compared to $4.8 million for the year ended December 31, 2007. General and administrative costs for the year ended December 31, 2007 included a one-time charge of $3.9 million relating to non-cash stock compensation in December 2007 resulting from the acceleration of certain unvested stock grants. Rent expense incurred for office and model home leases decreased by $1.2 million to $1.0 million in the year ended December 31, 2008 from $2.2 million in the year ended December 31, 2007. Consulting fees decreased by $1.3 million and accounting related fees decreased by $0.8 million from 2007 to 2008.

Interest, real estate taxes and indirect costs related to inactive projects

Due to the severity of the real estate market downturn, various projects were classified as inactive during 2008. A project becomes inactive for accounting purposes when either the project is substantially complete or construction or development efforts are suspended indefinitely. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. For the twelve months ended December 31, 2008 the Company recorded $5.7 million of expense relating to inactive projects including $4.0 million of interest, $1.0 million of real estate taxes and $0.7 million of production overhead costs. For the twelve months ended December 31, 2007 no projects had been classified as inactive and therefore all interest, real estate tax and production overhead costs were capitalized as incurred.

Operating loss

Operating loss for the twelve months ended December 31, 2008 decreased $59.4 million to $(32.7) million as compared to $(92.1) million for the twelve months ended December 31, 2007. Operating margin for the twelve months ended December 31, 2008 was (70.0%) as compared to (34.6%) for the twelve months ended December 31, 2007. The decrease in operating margin is attributable to disproportionate decreases in revenue, selling, general and administrative expenses as discussed above.

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

Cost of sales and cost of sales other

Cost of sales for the year ended December 31, 2007 decreased $0.3 million, or 0.1%, to $211.1 million, or 90.7% of homebuilding revenue, as compared to $211.4 million, or 88.1% of revenue, for the year ended December 31, 2006. The 2.6 percentage point increase in cost of sales as a percentage of homebuilding revenue for the year ended December 31, 2007 is attributable to several factors. Due to weakening market conditions, we extended the sales cycle of many of our projects, which in turn increased direct costs per unit by increasing the amount of real estate tax, interest and overhead capitalized to the project. In many cases, since we relieve our capitalized costs pro-rata to the individual lots, fewer remaining lots must absorb the increased costs. As a result, per unit costs go up. In addition, we have experienced pricing concessions and increases in seller closing cost contributions. This percentage point increase in cost of sales was partially offset by the classification of a portion of the cost of sales as impairments and write-offs during the first three quarters of 2007. Cost of sales other for the year ended December 31, 2007 increased by $29.0 million, or 557.7% to $34.2 million, as compared to $5.2 million for the year ended December 31, 2006. Cost of sales other for the year ended December 2007 and 2006 includes expenses associated with lot and bulk project sales made to third parties and expenses associated with the management of the Company’s Settlement Title Services division. Cost of sales other as a percentage of other revenue was 102.7% and 90.7% for the year ended December 31, 2007 and 2006 respectively. The 12.0 percentage point increase in cost of sales other as a percentage of other revenue is due to the Company selling lots at book value to exit underperforming projects as compared to sales of lots for a gain in 2006. This percentage point increase in cost of sales other was partially offset by the classification of a portion of the cost of sales other as impairments and write-offs during the first three quarters of 2007.

Impairments and write-offs

As discussed in Note 5 in the accompanying notes to the consolidated financial statements, the Company, for the year ended December 31, 2007 and 2006, recorded impairment charges of $68.8 and $51.2 million, respectively. For the year ended December 31, 2007 the Company wrote-off $9.5 million related to deposits on forfeited option contacts, value assigned to forfeited option contracts and related feasibility costs as compared to $6.2 million for the year ended December 31 2006. Impairments and write-offs were recorded in all of our geographic regions. The majority of the Company’s impairments, $61.4 million, were recorded at September 30, 2007 based on the continuing need for price concession the weakening of pricing power and increasing inventory costs resulting from the capitalization of interest, overheads and real estate taxes.

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

Operating loss

Operating loss for the year ended December 31, 2007 increased $26.4 million to $(92.1) million as compared to $(65.7) million for the year ended December 31, 2006. Operating margin for the year ended December 31, 2007 was (34.6 compared to (26.7)% for the year ended December 31, 2006. The increase in operating loss is primarily attributable to $78.3 million of non-cash impairments and write-offs for the year ended December 31, 2007 as compared to $57.4 million for the year ended December 31, 2006. Net of impairments and write-offs, operating loss for the year ended December 31, 2007 was $(13.8) million which represents a decrease of $5.5 million as compared to a $(8.3) million operating loss net of impairments and write-offs for the year ended December 31, 2006. Operating margin was negatively impacted by an increase in impairments and write-offs as a percentage of revenue and loss on other revenue of $(0.9) million for the year ended December 31, 2007 as compared to profit on other revenue of $0.5 million for the year ended December 31, 2006.

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

Revenues

The number of homes delivered in the year ended December 31, 2006 increased by 51.6%, or 311 homes, to 914 from 603 homes in the year ended December 31, 2005. Average revenue per home delivered decreased by approximately $96,000 or 26.7% to $263,000 for the year ended December 31, 2006 as compared to $359,000 for the year ended December 31, 2005. In December 2006, the Company delivered an additional 30 bulk sale units at its Countryside condominium project to a related party purchaser who is a former officer of the Company for $4.2 million and subsequently entered into a marketing and sales agreement with the buyer to sell the units on his behalf. Because the Company participated in the profits of the sales, the Company was deemed to have an on-going involvement and as such the revenue from the sale of these units was deferred and was recognized along with the revenue generated from the marketing agreement at the time the units were delivered to subsequent purchasers.

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

Cost of sales and cost of sales other

Cost of sales for the year ended December 31, 2006 increased $58.5 million, or 38.3%, to $211.4 million, or 88.1% of homebuilding revenue, as compared to $152.9 million, or 70.7% of revenue, for the year ended December 31, 2005. The 17.4 percentage point increase in cost of sales as a percentage of homebuilding revenue for the year ended December 31, 2006 is attributable to several factors. Due to weakening market conditions, we extended the sales cycle of many of our projects, which in turn increased direct costs per unit by increasing the amount of real estate tax, interest and overhead capitalized to the project. In many cases, since we relive our capitalized costs pro-rata to the individual lots, fewer remaining lots must absorb increased costs. In addition, we have experienced pricing concessions and increases in material and labor costs throughout our markets. Due to the factors stated above, the Company expected costs of sales as a percentage of revenue to continue to face additional upward pressure until general market conditions improved, costs of materials moderated and new inventory was acquired. Cost of sales other for the year ended December 31, 2006 increased by $1.6 million, or 44.4% to $5.2 million, as compared to $3.6 million for the year ended December 31, 2005. Cost of sales other for the year ended December 2006 and 2005 includes expenses associated with lot sales made to third parties and expenses associated with the management of the Company’s Settlement Title Services division. Cost of sales other as a percentage of other revenue was 90.7% and 44.8% for the year ended December 31, 2006 and 2005 respectively. The 45.9 percentage point increase in cost of sales other as a percentage of other revenue is due to the Company selling lots at book value to exit underperforming projects as compared to sales of lots for a gain in 2005.

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

Liquidity and Capital Resources

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes and rent, insurance amenities. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings, cash flow from operations which include the sale and delivery of constructed homes and finished and raw building lots, and the sale of equity and debt securities. Our current operations and inventory of owned and controlled home sites will require substantial capital to develop and construct.

In production home building, it is common for builders such as ourselves to employ revolving credit facilities under which the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. This revolving debt will typically provide for funding of an amount up to a pre- determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital availability than would be required if we built each project with long-term amortizing debt. At December 31, 2008, we had approximately $102.8 million of outstanding indebtedness and $6.0 million of unrestricted cash.

During 2008 the banking and credit markets experienced severe disruption as a result of a collapse in the sub-prime and securitized debt markets. As a result, commercial banks and other unregulated lenders have experienced a liquidity crunch which has made funding for real estate lending extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, construction and land development efforts. In addition, this disruption is affecting our customers’ ability to secure mortgage financing for the purchase of our homes. This limitation on available credit could have a devastating effect on our sales and revenue in 2009 which would further undermine our ability to generate enough cash to fund our operations, meet our obligations and survive as a going concern.

Our overall borrowing capacity is typically constrained by loan covenants which require maximum loan-to-value ratios, minimum ratios of interest to EBITDA, minimum tangible net worth, minimum unit settlements and maximum ratios of total liabilities to total equity. Our non-compliance with certain of these covenants has, for the period ending December 31, 2008, been waived eliminated or ignored by our lenders. There is no assurance either that we will return to compliance in the future or that our lenders will continue to provide us waivers of our covenants. In the event our banks discontinue funding, accelerate the maturities of their facilities, refuse to waive future covenant defaults or refuse to renew the facilities at maturity we could experience an unrecoverable liquidity crisis in the future. We can make no assurances that internally generated cash advances available under our credit facilities, refinancing of existing underleveraged projects or access to public debt and equity markets will provide us with access to sufficient cash flow to meet our existing and expected operating capital needs in 2009. If we fail to meet our cash requirements we may be required to seek bankruptcy protection or to liquidate.

Both the Company and its subsidiaries have secured debt of approximately $21.9 million which matured prior to December 31, 2008 or has curtailment covenants and interest obligations during 2009 and beyond. In our industry it was customary for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. That is no longer the case. Since we are the guarantor of a majority of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported and cured loan covenant violations, may at some point negatively impact our ability to renew and extend our debt. Details regarding each of the Company’s credit facilities and the current status are discussed in the section “Credit Facilities” below.

At December 31, 2008 we had $6.0 million in unrestricted cash and $3.9 million in restricted cash. Included in our restricted cash balance is $3.0 million on deposit with Wachovia securing an irrevocable letter of credit relating to a captive insurance program. We are working with the insurance provider to obtain a release of the letter of credit. Our access to working capital is very limited and our debt service obligations and operating costs for 2009 exceed our current cash reserves. If we are unable to identify new sources of cash and cash flow and/or successfully modify our existing facilities, we will likely deplete our cash reserves and be forced to file for bankruptcy protection in the near future. There can be no assurances that in that event we would be able to reorganize through bankruptcy, and we might be forced to effect a liquidation of our assets.

Credit Facilities

The majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At December 31, 2008, the one-month LIBOR and prime rates of interest were 0.44% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 2.64% to 5.45%. During 2008 these rates have been relatively stable. Based on current operations, as of December 31, 2008, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $1.0 million in a fiscal year. While some of that interest would be capitalized and included in cost of sales as homes are delivered, the majority of it would be expensed in the period incurred to the extent that it related to projects which are inactive by accounting standards.

In the past the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company has numerous credit facilities and lenders. In June 2008 the Company retained the services of FTI Consulting to assist in the restructuring of the Company’s debts. In connection with this assignment, Brad Foster of FTI was appointed to the position of interim Chief Restructuring Officer of the Company. After evaluating its options with respect to restructuring its debts the Company elected to suspend making regularly scheduled cash interest payments on all of its debt excluding its senior unsecured notes to JP Morgan Ventures, its secured term loan with KeyBank relating to Potomac Yard and First Charter relating to Brookfield. During the second half of 2008 the Company was in discussions with substantially all of its lenders to negotiate amendments to its loan facilities and modifications to its guarantees that were more aligned with the evolving housing market downturn and the Company’s limited liquidity. The Company was successful in renegotiating a significant portion of its debts and as such no longer needed the services of FTI Consulting or Brad Foster. The Company terminated its relationship with FTI Consulting in October 2008 and in connection therewith Brad Foster resigned as Chief Restructuring Officer.

As described in more detail below, at December 31, 2008 our outstanding debt by lender was as follows (dollars in 000s):

Bank	Balance as of 12/31/08	Recourse
Key Bank	$31,006	Secured
Wachovia	19,916	Secured
Guggenheim Capital Partners	13,594	Secured
JP Morgan Ventures	12,743	Unsecured
M&T Bank	7,554	Secured
Royal Bank of Canada	5,530	Secured
FDIC (Haven Trust)	4,771	Secured
Bank of America	3,626	Unsecured
Seller - Belmont Bay	1,797	Unsecured
Fifth Third	1,315	Secured
Branch Banking & Trust	677	Secured
Seller - Emerald Farm	100	Unsecured
Total	$102,829

The following paragraphs detail the status of the loans upon which the Company ceased paying interest in June 2008.

On May 26, 2006 the Company entered into $40.0 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and project related letters of credit. Funding availability was to be limited by compliance with a borrowing base and certain financial covenants. The Company ceased making interest payments on this loan in June 2008, which may be construed by the lender as an event of default under the loan agreement. On July 25, 2008 Wachovia issued the Company a notice of default with respect to this facility. In December 2008 we entered into loan modification agreements with Wachovia by which the single credit facility was split into three separate notes; an $8.0 million revolving construction loan, a $7.0 million term note and a $4.2 million outstanding project note. In connection with these modifications Wachovia wrote off $3.0 million with respect to our Tribble Road Project in Atlanta. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15 we recorded a $3.3 million gain on troubled debt restructuring after accounting for future interest costs. The revolver and term notes mature in January 10, 2009 and the project note matures on December 10, 2011. The revolving loan requires us to meet certain settlement covenants by June 30, 2011 which we will likely not be able to achieve.

At December 31, 2008 the Company had $7.8 million outstanding to M&T Bank. Under the terms of the loan original agreements, the Company was required to maintain certain financial covenants. In March 2007 the Company entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. On October 25, 2007 the Company entered into loan modification agreements which extended maturities and provided for forbearance with respect to all financial covenants. On June 30, 2008, the loans with M&T matured. The Company ceased making interest payments on these loans in July 2008, which may be construed by the lender as an event of default under the loan agreement. In connection with a dispute between Comstock and the developers of Belmont Bay in Woodbridge, Virginia the developers of Belmont Bay have filed a lis pendens against the River Club II project which represents $6.6 million of the outstanding balance with M&T. The Company believes this to be an illegal slander of title and is vigorously defending itself. Until such time as the title issue is resolved, the Company cannot transfer any of the units at River Club II and therefore cannot generate any loan paydown. Negotiations to modify the terms of the loans with M&T were suspended indefinitely as a result of the actions of the developers.

At December 31, 2008 the Company had approximately $0.7 million outstanding to Branch Bank & Trust Company (“BB&T”) relating to three construction loans in the Company’s Atlanta market. On August 29, 2008 The Company entered into a foreclosure agreement with BB&T with respect to approximately $31.4 million of debt secured by properties in Virginia and Atlanta, Georgia. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on certain Company real estate assets and BB&T agreed to provide the Company with a full release from its related debt obligations. BB&T completed its foreclosure on the properties in September 2008. The Company retained three pre-sold lots in Atlanta which are not included in the foreclosure agreement. The Company is still awaiting its final release of liability associated with the foreclosures.

At December 31, 2008 the Company had $0.0 million outstanding with Regions Bank. The Company entered into a forbearance and conditional release agreement with Regions Bank on September 4, 2008 with respect to approximately $5.3 million of the Company’s secured debt. Under the terms of the agreement, the Company agreed to cooperate with Regions Bank with respect to its foreclosure on certain of the Company’s real estate assets in Atlanta, Georgia and Regions Bank agreed to provide the Company a full release from its obligations with no deficiency liability post-foreclosure on or before December 15, 2008. Foreclosure occurred in November 2008.

At December 31, 2008, the Company had $3.6 million outstanding to Bank of America in a 10-year unsecured note. Under the terms of a friendly foreclosure Bank of America foreclosed on the Company’s Highland Avenue, Brentwood Estates and Senators Ridge projects in Atlanta. In connection with the friendly foreclosures Bank of America and Comstock modified the terms of the Company’s existing unsecured note by extending the term to ten (10) year, establishing an interest accrual for the first two years and a six year curtailment schedule starting in year four of the loan’s term.

As of December 31, 2008 the Company had $1.8 million outstanding on a seller funded loan related to, but not secured by, the Company’s River Club II Condominium project. The loan matured but remains unpaid. Discussions with the lender, who is also the Project’s developer, regarding loan modifications and other project related contract modifications have proved unsuccessful, resulting in the Comstock Belmont Bay 8&9, LC and Belmont Bay, LC litigation discussed in Item 3 herein.

At December 31, 2008 Mathis Partners, LLC, a wholly owned subsidiary of the Company had approximately $4.8 million of principal, accrued interest and fees outstanding to the Federal Deposit Insurance Corporation (FDIC) relating to the Company’s Gates at Luberon project. This loan matured in November 2007. Haven Trust Bank the originating lender and its participating lenders were unwilling to grant an extension on terms the Company felt were reasonable so this loan remains unpaid and unmodified. Haven Trust Bank initiated foreclosure proceedings and the Company protected the equity in the project by seeking bankruptcy protection for the entity which owns Gates at Luberon. The Company elected not to submit a plan of reorganization to the court by September 30, 2008 which resulted in Haven Trust filing a motion to lift the court imposed stay of foreclosure. In December 2008 Haven Trust Bank was closed by the FDIC and its loan portfolio was taken over by the FDIC. Litigation with respect to Haven Trust’s guarantee action against Comstock has been stayed with the court while the FDIC determines its intended course of action.

At December 31, 2008 the Company had approximately $13.6 million outstanding to Guggenheim Capital Partners relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company has subsequently entered into a loan modification agreement with Guggenheim as discussed in Subsequent Events.

At December 31, 2008 the Company had approximately $5.5 million outstanding to Royal Bank of Canada (“RBC”) relating to three projects in the Atlanta market. The Company ceased making interest payments in July 2008. The Company’s Comstock Homes of Atlanta, LLC subsidiary has received a notice of default from RBC. The Company is not a guarantor of this debt.

The following paragraphs detail the status of the Company’s other credit facilities that are not part of the above restructuring.

On May 4, 2006 the Company closed on a $30.0 million Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30.0 million Senior Unsecured Note Offering with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by the lender’s creditor(s). On March 14, 2008, the Company executed an option to restructure the $30.0 million unsecured note. In connection therewith, the Company made a $6.0 million principal payment to the lender and executed an amended and restated indenture with a new principal balance of $9.0 million, loosened financial covenants and a revised term of 5 years. The Company also issued the lender a seven-year warrant to purchase 1.5 million shares of Class A common stock at $0.70 per share. In exchange the lender agreed to cancel $15.0 million of the outstanding principal balance. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount plus the total estimated future interest payments of $4.4 million over the remaining life of the notes at March 31, 2008. Interest on this senior unsecured debt is prepaid through December 31, 2008. As of December 31, 2008, $12.7 million was outstanding with this facility, which includes its principal amount of $9.0 million plus the total estimated future interest payments of $3.7 million. At December 31, 2008 the Company is in violation of its leverage ratio covenant and has not received a waiver or notice of default.

In December 2005 the Company entered into a $147.0 million secured, limited recourse loan with Corus Bank related to the Company’s Eclipse project. Under the terms of the loan there was a single deed of trust covering two loan tranches. This loan was repaid in full in March 2008.

At December 31, 2008 the Company had $31.0 million outstanding to KeyBank under a revolving credit facility secured by the Company’s Eclipse and Station View projects. Under the terms of the note there is an interest reserve which is increased as the outstanding balance is reduced. At September 30, 2008 the available balance in the interest reserve was approximately $2.4 million. While there are no financial covenants associated with the loan, there are a series of curtailment requirements commencing March 31, 2009. The Company is negotiating a waiver to the March 31, 2009 minimum curtailment requirement.

As of December 31, 2008 the Company had $1.3 million outstanding with Fifth Third Bank, successor to First Charter Bank. The loan matured on December 10, 2008. There are no financial covenants associated with this loan. The Company is negotiating an extension to the loan. The Company is not a guarantor of this debt.

From time to time, the Company has employed subordinated and unsecured credit facilities to supplement the capital resources or a particular project or group of projects. The Company’s lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of December 31, 2008, there was approximately $16.4 million of outstanding variable rate unsecured loans.

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

The Company’s senior management continues to work closely with its lenders on both temporary and permanent modifications to the lending facilities. These modifications are principally related to financial covenants and maturity dates. The Company cannot at this time provide any assurances that it will be successful in these efforts. In the event the Company is not successful it may not be able to continue operations absent court imposed protections.

As illustrated by the following debt maturity schedule, we have a significant amount of debt which either has matured or will mature in the near future. In our industry, it was customary for secured debt to be renewed until a project is complete but we have no assurance that this will be the case with our debts. Our recently reported and cured loan covenant violations, may impact our ability to renew and extend our debt. Failure to meet our obligations as they come due could force us to have to use court protections under bankruptcy to continue to operate.

As of December 31, 2008, maturities and/or scheduled curtailments under our borrowings are as follows:

Year ending December 31,
Past Due (1)	$21,167
2009	677
2010	19,916
2011	44,600
2012 and thereafter	16,469

Total	$102,829

(1)    past due is comprised of Haven Trust Bank ($4.8 million), Royal Bank of Canada ($5.5 million), M&T Bank ($7.8 million), Fifth-Third ($1.3 million) and an unsecured seller financing related to Belmont Bay ($1.8 million).

Cash Flow

Net cash provided by/(used in) operating activities was $12.9 million for the year ended December 31, 2008, $116.5 million for the year ended December 31, 2007, and $(86.4) million for the year ended December 31, 2006. In 2008, our primary source of cash from operating activities was $13.0 million in federal and state income tax refunds. In 2007, the primary source of cash provided by operating activities was the sale of real estate assets. In 2006, the primary use of cash operating activities was attributable to increased investments in real estate held for development and sale.

Net cash provided by/(used in) investing activities was zero for the year ended December 31, 2008, $(0.1) million for the year ended December 31, 2007 and $(17.9) million for the year ended December 31, 2006. In 2007, the primary use of cash in investing activities was the purchase of property, plant and equipment. In 2006, the primary source of cash used in investing activities was the acquisitions of Parker Chandler Homes and Capitol Homes.

Net cash provided by/(used in) financing activities was $(13.7) million for the year ended December 31, 2008, $(130.8) million for the year ended December 31, 2007 and $83.3 million for the year ended December 31, 2006. The primary source of cash used in financing activities for the year ended December 31, 2008 was the refinance of our Eclipse at Potomac Yard project and the primary use was the payoff of our Corus Bank and JP Morgan Ventures. In December 31, 2007 the primary use of cash in financing activities was the reduction of notes and other indebtedness. The primary source of cash provided by financing activities for the period ended December 31, 2006 was proceeds from additional borrowings under our credit facilities.

Subsequent Events

On January 27, 2009, Comstock Homebuilding Companies, Inc. (the “Company” or “Comstock”) and Comstock Penderbrook, L.C. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a forbearance agreement (the “Agreement”) with Guggenheim Corporate Funding (the “Lender”) with respect to the $13.5 million outstanding under the Company’s secured Penderbrook project loan. The key terms of the Agreement provide for: 1) The maturity date of the loan was extended from February 22, 2010 to March 6, 2011 with additional incremental extensions until March 6, 2012 provided certain unit delivery requirement thresholds are met. To qualify for the first additional incremental extension of four months the Company must achieve forty-five settlements prior to the extended maturity; 2) The interest rate in effect for each calendar year will be determined on the last day of the year, retroactively for the year, based upon the cumulative unit settlements during the year. The interest rate will start to step down from a high of LIBOR + 1400 bps to a floor of LIBOR + 400 bps each year based on a range of seven to twenty unit settlements occurring in 2009 and a range of sixteen to twenty-six unit settlements in 2010. Prior to the execution of the forbearance agreement the interest rate spread on the loan was fixed at 600 bps over LIBOR; 3) The Borrower must achieve cumulative unit settlements on a quarterly basis of one, six, eight, ten, sixteen and twenty-four commencing on September 30, 2009 through December 31, 2010; 4) The Borrower assigned to the Lender deeds-in-lieu of foreclosure to be recorded in the event of a default that remains uncured and has waived its rights to automatic stay of foreclosure; 5) Outstanding past due interest of approximately $0.4 million was added to the outstanding balance of the loan resulting in an outstanding balance post closing on the Agreement of approximately $14.0 million; 6) Comstock was granted a one-time option to retire the note prior to May 26, 2009 at a discount of between 9% and 16% based upon when the option is exercised.

On February 26, 2009 Comstock Homes of Washington, L.C., a wholly owned subsidiary of Comstock Homebuilding Companies, Inc. concurrently entered into a Fourth Amendment to Sub-Lease Agreement and a Services Agreement with Comstock Asset Management, L.C., (“CAM”) an entity which is wholly owned by Christopher Clemente, Comstock’s Chairman and Chief Executive Officer. Under the terms of the lease Amendment, CAM released the Comstock Homes of Washington from its lease obligation with respect to 1,400 square feet of space at its headquarters in Reston, Virginia. In consideration of the release Comstock Homes of Washington agreed to pay a $50,000 termination fee to CAM which is payable at a rate of $5,000 per month for ten months. After the amendment, Comstock Homes of Washington had 15,800 square feet remaining under its sub-lease with CAM with annual rent of $0.5 million. Under the terms of the Services Agreement Comstock Homes of Washington agreed to provide project management and leasing services to CAM for a term of ten months at a rate of $5,000 per month.

Contractual Obligations and Commercial Commitments

In addition to the above financing arrangements, we have commitments under certain contractual arrangements to make future payments for goods and services. These commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to such firm commitments are not reflected as assets or liabilities on the consolidated balance sheet. The following table summarizes our contractual and other obligations at December 31, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Notes payable(1)	$102,829	$21,844	$65,516	$12,843	$3,626
Operating leases	$1,800	$794	$1,006	$—	$—
Capital leases	$48	$48	$—	$—	$—

Total	$174,625	$7,742	$136,444	$439	$30,000

(1)	Notes payable includes estimated interest payments in accordance with SFAS 15 based on interest rates in effect at December 31, 2008. Notes payable does not include any penalty or default interest.

Notes payable have an undefined repayment due date and are typically due and payable as homes are settled.

We are not an obligor under, or guarantor of, any indebtedness of any party other than for obligations entered into by certain wholly owned subsidiaries of the Company.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of December 31, 2008, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $1.0 million in a fiscal year, which would be either capitalized and included in cost of sales as homes are delivered if the project is active, or expensed as incurred if the project is inactive. As a result, the effect on net income could be immediate if the variable rate debt was related to projects classified for accounting purposes as inactive. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price option contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have each concluded that our disclosure controls and procedures as of December 31, 2008 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2008, our internal control over financial reporting is effective.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) Financial Statements

(1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2) Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Stock Certificate

10.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.

10.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.

10.3(1)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.

10.4(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia.

10.5(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia.

10.6(2)	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.

10.7(2)	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.

10.8(2)	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.

10.9(1)	Form of Indemnification Agreement

10.10(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.11(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.12(1)	2004 Long-Term Incentive Compensation Plan

10.13(1)	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan

10.14(2)	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan

10.15(1)	Employee Stock Purchase Plan

10.16(1)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC

Exhibit Number	Exhibit

10.17(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.

10.18(2)	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC

10.19(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.

10.20(1)	Employment Agreement with Christopher Clemente

10.21(1)	Employment Agreement with Gregory Benson

10.22(1)	Employment Agreement with Bruce Labovitz

10.23(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente

10.24(1)	Confidentiality and Non-Competition Agreement with Gregory Benson

10.25(1)	Confidentiality and Non-Competition Agreement with Bruce Labovitz

10.26(2)	Description of Arrangements with William Bensten

10.27(2)	Description of Arrangements with David Howell

10.28(1)	Trademark License Agreement

10.29(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.

10.30(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.31(3)	Agreement of Purchase and Sale, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bellemeade Farms Investors, LLC et. al.

10.32(3)	Loan Agreement, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bank of America, N.A.

10.33(3)	Guaranty Agreement, dated September 28, 2005, by the Registrant in favor of Bank of America, N.A.

10.34(4)	Life Insurance Reimbursement Agreement with William P. Bensten

10.35(4)	Life Insurance Reimbursement Agreement with Bruce Labovitz

10.36(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson

10.37(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.38(5)	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006

10.39(5)	Loan Agreement, dated January 31, 2006, by and between Comstock Carter Lake, L.C. and Bank of America, N.A.

10.40(5)	Guaranty Agreement, dated January 31, 2006, by the Registrant in favor of Bank of America, N.A.

10.41(6)	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein

10.42(6)	Form of warrant.

10.43(7)	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006

10.44(7)	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006

Exhibit Number	Exhibit

10.45(7)	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006

10.46(7)	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006

10.47(8)	Letter, dated October 18, 2007, from Friedlander, Misler, Sloan, Kletzkin & Ochsman, PLLC to the Registrant and Comstock Bellemeade, L.C.

10.48(8)	Purchase and Sale Agreement by and between Comstock Countryside L.C. and Merion-Loudon, LC, dated as of December 21, 2006

10.49(8)	Marketing and Sale Agreement by and between Comstock Countryside LC and Merion-Loudon, L.C., dated as of December 21, 2006

10.50(8)	Consulting Agreement with The Merion Group, LC, dated as of December 21, 2006

10.51(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Highland Avenue Properties, LLC and Bank of America, N.A.

10.52(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.53(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Homes of Atlanta, LLC, Comstock Homes of Myrtle Beach, LLC and Bank of America, N.A.

10.54(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.55(8)	First Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Bellemeade, L.C., Bank of America, N.A. and Lenka E. Lundsten

10.56(8)	Second Loan Modification Agreement, dated as of December 22, 2006, by and between the Registrant and Bank of America, N.A.

10.57(9)	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC.

10.58(9)	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC.

10.59(9)	Supplement to Indenture, dated as of January 7, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.60(9)	Amended and Restated Indenture, dated as of March 14, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.61(9)	Loan Agreement, dated as of March 14, 2008, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., and KeyBank National Association.

10.62(9)	Unconditional Guaranty of Payment and Performance, dated as of March 2008, by the Registrant in favor of KeyBank National Association.

10.63*	Forbearance and Conditional Release Agreement, dated as of November 25, 2008, by and among Highland Avenue Properties, LLC, Comstock Homes of Atlanta, LLC, the Registrant and Bank of American, N.A.

10.64*	Sixth Loan Modification Agreement, dated as of November 26, 2008, by and among the Registrant and Bank of America, N.A.

10.65*	Amended and Restated Promissory Note (Tribble Road Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.66*	Loan Modification and Forbearance Agreement, dated as of December 10, 2008, by and among the Registrant, various wholly owned subsidiaries as guarantors and Wachovia Bank, National Association.

10.67*	Amended and Restated Promissory Note (Revolving Line of Credit), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.68*	Amended and Restated Promissory Note (Term Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

14.1(2)	Code of Ethics

21.1*	List of subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

(2)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.

(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.

(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.

(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.

(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2005.

(7)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

(8)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007.

(9)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Comstock Homebuilding Companies, Inc.

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Comstock Homebuilding Companies, Inc. and its subsidiaries (the Company) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced declining market conditions and has significant liquidity concerns that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 31, 2009

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$5,977	$6,822
Restricted cash	3,859	4,985
Receivables	—	370
Due from related parties	—	92
Real estate held for development and sale	129,542	203,860
Inventory not owned - variable interest entities	19,250	19,250
Property, plant and equipment, net	829	1,539
Other assets	1,402	22,058

TOTAL ASSETS	$160,859	$258,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$8,232	$21,962
Obligations related to inventory not owned	19,050	19,050
Notes payable	84,563	135,367
Unsecured debt	18,266	35,847

TOTAL LIABILITIES	130,111	212,226

Commitments and contingencies (Note 13)
Minority interest	223	231

SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 15,608,438 and 15,120,955 issued and outstanding, respectively	156	151
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	157,058	155,998
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(124,277)	(107,219)

TOTAL SHAREHOLDERS’ EQUITY	30,525	46,519

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$160,859	$258,976

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2008	2007	2006
Revenues
Revenue - homebuilding	$44,097	$232,805	$240,093
Revenue - other	2,565	33,354	5,788

Total revenue	46,662	266,159	245,881
Expenses
Cost of sales - homebuilding	39,246	211,068	211,408
Cost of sales - other	28	34,241	5,249
Impairments and write-offs	18,022	78,264	57,426
Selling, general and administrative	16,400	34,671	37,500
Interest, real estate taxes and indirect costs related to inactive projects	5,685	—	—

Operating loss	(32,719)	(92,085)	(65,702)
Loss (Gain) on troubled debt restructuring	(12,851)	—	—
Other income, net	(2,850)	(1,886)	(1,487)

Loss before minority interest	(17,018)	(90,199)	(64,215)
Minority interest	(8)	(137)	15

Loss before equity in loss earnings of real estate partnership	(17,010)	(90,062)	(64,230)
Equity in loss of real estate partnership	—	—	(135)

Total pre tax loss	(17,010)	(90,062)	(64,365)
Income taxes expense (benefit)	48	(2,552)	(24,520)

Net loss	$(17,058)	$(87,510)	$(39,845)

Basic loss per share	$(0.98)	$(5.42)	$(2.63)
Basic weighted average shares outstanding	17,462	16,140	15,148

Diluted loss per share	$(0.98)	$(5.42)	$(2.63)
Diluted weighted average shares outstanding	17,462	16,140	15,148

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	11,533	$115	2,733	$27	$126,461	—	$18,473	$145,076
Stock compensation and issuances	457	5	—	—	2,386		—	2,391
Issuance of common stock under employee stock purchase plans	18	—			142			142
Treasury stock purchases			—	—	—	(2,439)	—	(2,439)
Share issuance - private placement of equity (less transaction costs)	2,121	21	—	—	18,539	—	—	18,560
Net loss							(39,845)	(39,845)

Balance at December 31, 2006	14,129	141	2,733	27	147,528	(2,439)	(21,372)	123,885
Stock compensation and issuances	971	10	—	—	8,416	—	—	8,425
Issuance of common stock under employee stock purchase plans	21	0			55		—	55
FIN 48 cumulative effect of adoption							1,663	1,663
Net loss							(87,510)	(87,510)

Balance at December 31, 2007	15,121	151	2,733	27	155,998	(2,439)	(107,219)	46,519
Stock compensation and issuances	472	5			329			333
Issuance of common stock under employee stock purchase plans	16	0			8			8
Warrants					723			723
Net loss							(17,058)	(17,058)

Balance at December 31, 2008	15,609	$156	2,733	$27	$157,058	$(2,439)	$(124,277)	$30,525

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(17,058)	$(87,510)	$(39,845)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization and depreciation	710	852	1,080
Impairments and write-offs	18,022	78,264	57,426
Loss on disposal of assets	2	461	24
Minority interest	(8)	(137)	15
Equity in earnings of real estate partnership	—	—	136
Gain on troubled debt restructuring	(12,851)	—	—
Board of directors compensation	148	198	—
Amortization of stock compensation	186	6,141	2,390
Deferred income tax	—	10,657	(21,816)
Changes in operating assets and liabilities:
Restricted cash	1,126	7,341	(1,526)
Receivables	370	4,185	3,593
Due from related parties	92	3,467	(1,154)
Real estate held for development and sale	14,280	133,542	(71,444)
Other assets	19,964	(8,192)	1,338
Accounts payable and accrued liabilities	(12,084)	(31,629)	(14,247)
Due to related parties	—	(1,140)	(2,333)

Net cash provided by (used in) operating activities	12,899	116,501	(86,363)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(129)	(2,392)
Business acquisitions, net of cash acquired	—	—	(15,490)

Net cash provided by (used in) financing activities	—	(129)	(17,882)

Cash flows from financing activities:
Proceeds from notes payable	49,391	84,570	216,551
Payments on senior unsecured debt	(6,000)	—	—
Proceeds from senior unsecured debt	—	30,000	—
Payments on junior subordinated debt	—	(30,000)	—
Proceeds from junior subordinated debt	—	—	30,000
Proceeds from related party notes payable	—	—	4,200
Payments on notes payable	(57,144)	(215,434)	(182,199)
Payments on related party notes payable	—	—	(1,430)
Distributions paid to minority shareholders	—	(3)	(44)
Proceeds from shares issued under employee stock purchase plan	9	55	141
Purchase of treasury stock	—	—	(2,438)
Proceeds from equity offerings	—	—	18,561

Net cash (used in) provided by financing activities	(13,744)	(130,812)	83,342

Net decrease in cash and cash equivalents	(845)	(14,441)	(20,904)
Cash and cash equivalents, beginning of period	6,822	21,263	42,167

Cash and cash equivalents, end of period	$5,977	$6,822	21,263

Supplemental cash flow information:
Interest paid (net of interest capitalized)	$—	$—	$—
Income taxes paid	$—	$27	$45
Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$290	$6,674	$13,689
Warrants issued in connection with troubled debt restructuring	$723
Reduction in real estate held for development and sale in connection with troubled debt restructuring	$42,307
Reduction in notes payable in connection with troubled debt restructuring	$45,117
Reduction in accrued liabilities in connection with troubled debt restructuring	$1,646

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

The Company’s Class A common stock is traded on the NASDAQ Global market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004. In January 2008 the Company was notified by NASDAQ that it was not in compliance with requirements related to its listing on the NASDAQ Global Market. The Company was granted 180 days to regain compliance. On July 9, 2008 the Company was notified that it had not regained compliance and was going to be delisted from the NASDAQ Global Market. The Company requested a hearing on September 4, 2008 to appeal this decision and seek an additional extension. On October 24, 2008 the Company received a notice from NASDAQ indicating that the NASDAQ Listing Qualifications Panel had granted the Company’s request for continued listing. The notice from NASDAQ indicated that continued listing was subject to: 1) the Company evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading days on or before April 9, 2009, and 2) the Company evidencing a minimum market value of publicly held shares of $5,000 on or before May 10, 2009. In January 2009 and again in March 2009 NASDAQ suspended compliance obligations with respect to these rules. On March 23, 2009 NASDAQ again suspended its compliance rules for 90 days such that our deadlines are now estimated to be October 13, 2009 and November 10, 2009.

The Company develops, builds and markets single-family homes, townhouses and condominiums in the Washington D.C., Raleigh, North Carolina and Atlanta, Georgia metropolitan markets. The Company also provides certain management and administrative support services to certain related parties.

The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. During 2006, new home sales in our markets began to slow and that trend has significantly worsened in 2008, resulting in the impairments discussed in Note 4. In response to these conditions, the Company has significantly reduced selling, general and administrative expenses in order to align its cost structure with the current level of sales activity, slowed land acquisition, delayed land development and construction activities (except where required for near term sales) and has offered for sale various developed lots and land parcels that the Company believes are not needed based on current absorption rates. Additional reductions may be required as the downturn is expected to continue into 2009.

Liquidity Developments in 2008

The Company and its subsidiaries have secured debt which either matures or has curtailment obligations during 2009 and beyond. Under normal market conditions it is customary for lenders in our industry to renew and extend debt obligations until a project or collection of projects is complete provided the loans are kept current. The Company is the guarantor of substantially all of its subsidiaries’ debt. As a result, any significant failure to negotiate renewals and extensions to its debt would severely compromise the Company’s liquidity and would jeopardize the Company’s ability to satisfy its capital requirements. As recently reported, and as further discussed in Note 8, several of the Company’s loan facilities have matured with no extensions negotiated. As a result, in the second quarter of 2008, the Company retained external consultants to act as a financial advisor to the Company in exploring debt restructuring and capital raising alternatives. In connection with the exploration of available debt restructuring alternatives, the Company elected to cease making certain scheduled interest and/or principal curtailment payments while it attempts to negotiate modifications or other satisfactory resolutions from its lenders. The amount outstanding on the impacted facilities at the time was approximately $71,000 as of September 30, 2008, which the Company believes, based on prior period impairments, approximated the carry value of associated real estate assets. During 2008 the Company reported several loan covenant violations and notices of default from several of its lenders. As discussed further in Note 2, these violations and notices have led to foreclosures of assets and have resulted in guarantee enforcement actions being initiated against the Company. Additional foreclosure actions may occur in the future as a result of the continuing distress in the real estate and credit markets. In addition, many of the Company’s loan facilities contain Material Adverse Effect clauses which, if invoked, could create an event of default under the loan. In the event certain of the Company’s loans were deemed to be in default as a result of a Material Adverse Effect, the Company’s ability to meet its cash flow and debt obligations would be compromised.

The Company cannot at this time provide any assurances that it will be successful in its continuing efforts to work with its lenders on loan modifications. In the event the Company is not successful it may not be able to continue operations without filing a petition of bankruptcy. We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes and rent, insurance amenities. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings, cash flow from operations which include the sale and delivery of constructed homes and finished and raw building lots, and the sale of equity and debt securities. Our current operations and inventory of owned and controlled home sites will require substantial capital to develop and construct.

In production home building, it is common for builders such as ourselves to employ revolving credit facilities under which the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. This revolving debt will typically provide for funding of an amount up to a pre-determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital availability than would be required if we built each project with long-term amortizing debt. At December 31, 2008, we had approximately $102.8 million of outstanding indebtedness and $6.0 million of unrestricted cash.

During 2008 the banking and credit markets experienced severe disruption as a result of a collapse in the sub-prime and securitized debt markets. As a result, commercial banks and other unregulated lenders have experienced a liquidity crunch which has made funding for real estate lending extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, construction and land development efforts. In addition, this disruption is affecting our customers’ ability to secure mortgage financing for the purchase of our homes. This limitation on available credit could have a devastating effect on our sales and revenue in 2009 which would further undermine our ability to generate enough cash to fund our operations, meet our obligations and survive as a going concern.

Our overall borrowing capacity is typically constrained by loan covenants which require maximum loan-to-value ratios, minimum ratios of interest to EBITDA, minimum tangible net worth, minimum unit settlements and maximum ratios of total liabilities to total equity. Our non-compliance with certain of these covenants has, for the period ending December 31, 2008, been waived eliminated or ignored by our lenders. There is no assurance either that we will return to compliance in the future or that our lenders will continue to provide us waivers of our covenants. In the event our banks discontinue funding, accelerate the maturities of their facilities, refuse to waive future covenant defaults or refuse to renew the facilities at maturity we could experience an unrecoverable liquidity crisis in the future. We can make no assurances that internally generated cash advances available under our credit facilities, refinancing of existing underleveraged projects or access to public debt and equity markets will provide us with access to sufficient capital to meet our existing and expected operating capital needs in 2009. If we fail to meet our cash flow requirements we may be required to seek bankruptcy protection or to liquidate.

Both the Company and its subsidiaries have secured debt of approximately $21.9 million which matured prior to December 31, 2008 or has curtailment covenants and interest obligations during 2009 and beyond. In our industry it was customary for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. That is no longer the case. Since we are the guarantor of a majority of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported and cured loan covenant violations, may at some point negatively impact our ability to renew and extend our debt. Details regarding each of the Company’s credit facilities and the current status are discussed in the section “Credit Facilities” below.

At December 31, 2008 we had $6.0 million in unrestricted cash and $3.9 million in restricted cash. Included in our restricted cash balance is $3.0 million at Wachovia securing an irrevocable letter of credit relating to a captive insurance program. We are working with the insurance provider to obtain a release of the letter of credit. Our access to working capital is very limited and our debt service obligations and operating costs for 2009 exceed our current cash reserves. If we are unable to identify new sources of liquidity and/or successfully modify our existing facilities, we will likely deplete our cash reserves and be forced to file for bankruptcy protection in the near future. There can be no assurances that in that event we would be able to reorganize through bankruptcy, and we might be forced to effect a liquidation of our assets.

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

At December 31, 2008 and 2007, the Company had restricted cash of $3,859 and $4,985 respectively, which primarily includes certain customer deposits related to future home sales and cash reserved to cover the Company’s general liability insurance policy deductible.

Receivables

Receivables include amounts in transit or due from title and settlement companies for residential property closings. The receivable balance at December 31, 2008 was zero. The Company collected all of the December 31, 2007 receivable balance of $370.

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

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to estimated fair value is recorded when the carrying value of the property exceeds its estimated fair value. These evaluations are made on a property-by-property basis. The Company assesses the impairment of real estate assets whenever events or changes in circumstances indicate that the net book value may not be recoverable (see Note 4).

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

	Years ended December 31,
	2008	2007	2006
Total interest incurred and capitalized	$4,742	$23,214	$27,758

Interest expensed as a component of cost of sales	$3,722	$24,605	$12,094

During 2008 the majority of the Company’s projects in Washington, DC and Atlanta, GA were inactivated for accounting purposes as they were either substantially complete or management elected to suspend construction activities indefinitely. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the statement of operations related to the inactivation of certain real estate projects held for development and sale:

	Years ended December 31,
	2008	2007	2006
Total interest incurred and expensed for inactive projects	$3,993	$—	$—
Total real estate taxes incurred and expensed for inactive projects	1,022	—	—
Total production overhead incurred and expensed for inactive projects	670	—	—

	$5,685	—	—

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

	Years ended December 31,
	2008	2007	2006
Balance at beginning period	$1,537	$1,669	$1,206
Additions	432	1,010	1,524
Releases and/or charges incurred	(938)	(1,142)	(1,061)

Balance at end of period	$1,031	$1,537	$1,669

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

Advertising costs

The total amount of advertising costs charged to selling, general and administrative expense was $878, $3,350, and $4,223 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock compensation

As discussed in Note 12, the Company sponsors stock option plans and restricted stock award plans. Prior to December 14, 2004, the Company did not sponsor any such plans. Effective January 1, 2004, the Company prospectively adopted Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. A portion of the costs associated with stock-based compensation is capitalized to real estate held for development and sale and the remainder is allocated to selling, general and administrative expenses.

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

Loss per share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Basic loss per share
Net loss	$(17,058)	$(87,510)	$(39,845)

Basic weighted-average shares outstanding	17,462	16,140	15,148

Per share amounts	$(0.98)	$(5.42)	$(2.63)

Dilutive loss per share
Net loss	$(17,058)	$(87,510)	$(39,845)

Basic weighted-average shares outstanding	17,462	16,140	15,148
Stock options and restricted stock grants	—	—	—

Dilutive weighted-average shares outstanding	17,462	16,140	15,148

Per share amounts	$(0.98)	$(5.42)	$(2.63)

As a result of net losses in the years ended December 31, 2008, 2007 and 2006, stock grant issuances were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive. Options and warrants issued during these periods were also excluded due to the options and warrants having an exercise price greater than the average market price of the common shares.

Comprehensive income

For the years ended December 31, 2008, 2007 and 2006, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

The table below summarizes revenue and operating (loss) income for each of the Company’s geographic segments:

	Years Ended December 31,
	2008	2007	2006
Revenues:
Washington DC Metropolitan Area	$23,929	$200,622	$181,058
Raleigh, North Carolina	15,633	38,935	32,297
Atlanta, Georgia	7,100	26,602	32,526

Total	$46,662	$266,159	$245,881

Operating (loss) income
Washington DC Metropolitan Area	$(10,060)	$(25,890)	$(10,729)
Raleigh, North Carolina	82	(10,044)	(7,811)
Atlanta, Georgia	(14,119)	(37,784)	(29,121)

Segment operating (loss) income	(24,097)	(73,718)	(47,661)

Corporate expenses unallocated	(8,622)	(18,367)	(18,041)

Total operating (loss) income	(32,719)	(92,085)	(65,702)

Gain on debt restructuring	12,851	—	—
Other income	2,850	1,886	1,487
Equity in (loss) earnings of real estate partnership	—	—	(135)
Minority interest (expense) income	8	137	(15)

(Loss) income before income taxes	$(17,010)	$(90,062)	$(64,365)

The following table summarizes impairment and write-offs by segment. These expense amounts are included in the segment operating income (loss) as reflected in the table above.

	Years Ended December 31,
	2008	2007	2006
Washington DC Metropolitan Area	$6,141	$35,005	$26,779
Raleigh, North Carolina	499	10,190	7,527
Atlanta, Georgia	11,382	33,069	23,120

	$18,022	$78,264	$57,426

The table below summarizes total assets for each of the Company’s segments at December 31,

	2008	2007
Washington DC Metropolitan Area	$116,483	$150,593
Raleigh, North Carolina	20,592	28,514
Atlanta, Georgia	14,332	50,888
Corporate	9,452	28,981

Total assets	$160,859	$258,976

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

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s outstanding restricted stock awards will be considered participating securities under the FSP. The FSP is effective for the Company’s fiscal year beginning January 1, 2009, and requires retrospective application. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active. FSP FAS 157-3 was effective upon issuance and adopted by the Company as of September 30, 2008. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. The FSP requires additional disclosures by public companies about their involvement with variable interest entities and their continuing involvement with transferred financial assets. The FSP was effective for public entities with annual and interim periods ending after December 15, 2008, and was adopted by the Company as of December 31, 2008. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.

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

The Company has evaluated its fixed price purchase agreement with Belmont Bay, LC relating to Phase II of Beacon Park and has determined that it is the primary beneficiary of that entity. See Note 13 for a status of the Company’s litigation with Belmont Bay, LC related to the Beacon Park condominium purchase money promissory note. As a result, at December 31, 2008 and December 31, 2007, the Company consolidated one entity in the accompanying consolidated balance sheets. The effect of the consolidation was the inclusion of $19,250 in “Inventory not owned-variable interest entities” with a corresponding inclusion of $19,050 (net of land deposits paid of $200) to “Obligations related to inventory not owned.” Creditors, if any, of this variable interest entity have no recourse against the Company relating to this purchase contract.

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

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company during 2008 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. As a result of these difficult conditions, the Company evaluates its projects on a quarterly basis to determine if recorded carrying amounts are recoverable. This evaluation resulted in impairment charges of $3,443 in the fourth quarter of 2008 that were based on a discounted cash flow model. Discounted cash flow models are dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales pace. In performing its impairment modeling the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates used by the Company are based on the best information available at the time the estimates were made. If market conditions continue to deteriorate, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

In the second quarter of 2008, the Company retained an external consulting firm to act as an advisor in exploring debt restructuring and capital raising alternatives. In connection with the exploration of available debt restructuring alternatives, the Company elected to cease making certain scheduled interest and/or principal curtailment payments while it attempts to negotiate modifications or other satisfactory resolutions from its lenders. One strategy for restructuring the Company’s debt obligations is to transfer the deed to certain projects to the lender in exchange for the settlement in full of any debt balance owed to the lender by the Company. This is commonly referred to as a ‘deed-in-lieu’ or ‘friendly foreclosure’ transaction. During the second quarter of 2008, the Company reduced the carrying value of the related assets to their estimated net realizable value which approximated the carrying value of the associated debt. This resulted in a reduction in asset carrying values of $13,240 across fourteen (14) projects and is included in impairments and write-offs for the twelve months ended December 31, 2008.

As further discussed in Note 17, the Company entered into a foreclosure agreement with Branch Banking and Trust Company (“BB&T”) with respect to approximately $31,365 of the Company’s secured debt during the three months ended September 30, 2008. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on $31,244 of the Company’s real estate assets and BB&T agreed to provide the Company a full release from its obligations with no deficiency liability post-foreclosure. The foreclosure agreement covers properties in Virginia and Atlanta. BB&T executed on the foreclosure of these properties during the three months ended September 30, 2008. Also in September 2008, the Company entered into a foreclosure agreement with Regions Bank relating to approximately $5,306 of secured debt. Under the terms of the foreclosure agreement, the Company agreed to cooperate with Regions Bank with respect to its foreclosure on $5,529 of the Company’s real estate assets and Region’s Bank agreed to provide the Company a full release from its obligations with no deficiency liability post-foreclosure. Regions Bank then executed on the foreclosure of $5,529 of the Company’s Atlanta real estate assets in November 2008. During the three months ended December 31, 2008, the Company entered into a foreclosure agreement with Bank of America with respect to approximately $5,723 of the Company’s secured debt. Under the terms of the foreclosure agreement, the Company agreed to cooperate with Bank of America with respect to its foreclosure on $5,534 of the Company’s real estate assets and Bank of America agreed to provide the Company a full release from its obligations with no deficiency liability post-foreclosure. Bank of America executed on the foreclosure of $5,534 million of the Company’s Atlanta real estate assets during the three months ended December 31, 2008.

In addition, and from time to time, the Company will write-off deposits it has made for options on land that it has decided not to purchase. These deposits and any related capitalized pre-acquisition feasibility or project costs are written off at the earlier of the option expiration or the decision to terminate the option.

The following table summarizes impairment charges and write-offs for the twelve months ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended December 31,
	2008	2007	2006
Impairments	$18,011	$68,788	$51,200
Write-offs	11	9,476	6,226

	$18,022	$78,264	$57,426

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31,
	2008	2007
Land and land development costs	$82,025	$84,448
Cost of construction (including capitalized interest and real estate taxes)	47,517	119,412

	$129,542	$203,860

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2008	2007
Computer equipment and capitalized software	$2,145	$2,145
Furniture and fixtures	317	336
Office equipment	309	309
Leasehold improvements	79	78

	2,850	2,868
Less: accumulated depreciation	(2,021)	(1,329)

	$829	$1,539

Depreciation and amortization expense, included in “selling, general, and administrative” in the consolidated financial statements of operations, amounted to $701, $852 and $357 for the years ended December 31, 2008, 2007 and 2006, respectively. During 2007 the Company wrote off approximately $604 of leasehold improvement costs related to the reduction of leased office space.

6.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2008	2007
Restricted escrow deposits	$492	$4,650
Prepaid income taxes(1)	—	13,742
Miscellaneous prepaid and other	910	3,666

	$1,402	$22,058

(1)	Prepaid income tax represents $13,801 in tax benefits receivable as a result of a taxable loss incurred for the twelve months ended December 31, 2007. This amount was collected in full in March 2008.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2008	2007
Trade payables	$6,126	$14,141
Warranty	1,031	1,537
Customer deposits	316	3,020
Other	759	3,264

	$8,232	$21,962

8.	NOTES PAYABLE, SENIOR UNSECURED DEBT AND COVENANTS

The Company has outstanding borrowings with various financial institutions and other lenders which have been used to finance the acquisition, development and construction of real estate property.

As of December 31, 2008, maturities of all of our borrowings are as follows:

Year ending December 31,
Past Due(1)	$21,167
2009	677
2010	19,916
2011	44,600
2012 and thereafter	16,469

Total	$102,829

(1)	Past due is comprised of Haven Trust Bank ($4.8 million), Royal Bank of Canada ($5.5 million), M&T Bank ($7.8 million), Fifth-Third ($1.3 million) and an unsecured seller financing related to Belmont Bay ($1.8 million).

Notes payable consist of the following:

	December 31,
	2008	2007
Secured acquisition, development and construction notes(a)	$64,647	$111,255
Secured revolving credit line(b)	19,916	28,062
Senior unsecured term notes(c)	12,743	30,000
Unsecured term loans(d)	5,523	1,797

Total	$102,829	$171,214

(a)	Secured acquisition, development and construction notes

We have several loans with various banks that provide us with specific project financing. These loans are secured by one or more specific project assets and are used for land acquisition, development and construction. The loans bear interest at various rates, based on Prime or LIBOR benchmarks with a certain amount of additional basis points added. At December 31, 2008 the weighted average stated rate was approximately 7.3%. In certain cases the Company is required to adhere to financial covenants under the terms of the agreements. At December 31, 2008, the Company was not in compliance with certain of these covenants with respect to minimum unit settlements with Guggenheim, its leverage ratio with JPMorgan and its debt service coverage ratio with M&T Bank. We do not expect to regain compliance in the foreseeable future with these covenants and in fact expect that we will experience additional violations in the future as we continue to realign our debt with evolving market conditions.

(b)	Secured revolving credit line

On May 26, 2006 the Company entered into $40.0 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and project related letters of credit. Funding availability was to be limited by compliance with a borrowing base and certain financial covenants. The Company ceased making interest payments on this loan in June 2008, which may be construed by the lender as an event of default under the loan agreement. On July 25, 2008 Wachovia issued the Company a notice of default with respect to this facility. In December 2008 we entered into loan modification agreements with Wachovia by which the single credit facility was split into three separate notes; an $8.0 million revolving construction loan, a $7.0 million term note and a $4.2 million outstanding project note. In connection with these modifications Wachovia wrote off $3.0 million with respect to our Tribble Road Project in Atlanta. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15 we recorded a $3.3 million gain on troubled debt restructuring after accounting for future interest costs. The revolver and term notes mature in January 10, 2009 and the project note matures on December 10, 2011. The revolving loan requires us to meet certain settlement covenants by June 30, 2011 which we will likely not be able to achieve.

(c)	Senior unsecured note

On May 4, 2006 the Company closed on a $30.0 million Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30.0 million Senior Unsecured Note Offering with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by the lender’s creditor(s). On March 14, 2008, the Company executed an option to restructure the $30.0 million unsecured note. In connection therewith, the Company made a $6.0 million principal payment to the lender and executed an amended and restated indenture with a new principal balance of $9.0 million, loosened financial covenants and a revised term of 5 years. The Company also issued the lender a seven-year warrant to purchase 1.5 million shares of Class A common stock at $0.70 per share. In exchange the lender agreed to cancel $15.0 million of the outstanding principal balance. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount plus the total estimated future interest payments of $4.4 million over the remaining life of the notes at March 31, 2008. Interest on this senior unsecured debt is prepaid through December 31, 2008. As of December 31, 2008, $12.7 million was outstanding with this facility, which includes its principal amount of $9.0 million plus the total estimated future interest payments of $3.7 million. At December 31, 2008 the Company is [in violation of its leverage ratio] and has not received a waiver as of the time of filing.

(d)	Unsecured term loans

At December 31, 2008 we had $5,523 outstanding under unsecured loan agreements with three lenders. These unsecured loans have a weighted average stated rate of interest of approximately 3.4%. There are no financial covenants associated with these loans. The notes have either matured ($1,797) or will mature between March 2007 and December 2018.

For the years ended December 31, 2008, 2007 and 2006, aggregate debt had a weighted average annual effective interest rate of 6.4%, 8.4%, and 9.7%, respectively.

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

9.	COMMON STOCK

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

On May 12, 2006 (the “Closing Date”), the Company completed a private placement (the “PIPE”) to institutional and other accredited investors of 2,121 shares of Class A common stock and warrants exercisable into 636 shares of Class A common stock. The Company sold the securities for $9.43 per share for total proceeds of approximately $20,000 and net proceeds of approximately $18,700. The per share price of $9.43 represented a premium of approximately 14.6% to the closing price of the Company’s common stock on the date the purchase was completed. The net proceeds were used for general corporate purposes. The warrants issued in connection with the PIPE were five-year warrants exercisable at any time after November 10, 2006 with an exercise price of $11.32 per share.

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

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1,000 shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the twelve months ended December 31, 2006, the Company repurchased an aggregate of 391shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased for the twelve months ended December 31, 2008 or in 2007 and the Company has no immediate plans to repurchase any additional shares under the existing authorization.

10.	RELATED PARTY TRANSACTIONS

In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C. (now known as 11465 SH-I, LC), an affiliate of our Predecessor in which executive officers of the Company, Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. On September 30, 2004, the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., an entity wholly owned by Christopher Clemente. On August 1, 2005, the lease agreement was amended for an additional 8.4 square feet. On March 31, 2007 the lease agreement was amended decreasing the total square footage from 29.0 to 24.1 and extending the term for two additional years. In October 2007, the lease agreement was amended decreasing the total square footage from 24.1 to 17.1 and extending the term to four years through September 2011. Total payments under this lease agreement were $565 and $720, respectively for the twelve months ended December 31, 2008 and 2007.

In May 2003, the Predecessor hired a construction company, in which Christopher Clemente’s brother, serves as the President and is a significant shareholder, to provide construction services and act as a general contractor at the Company’s Belmont Bay developments. For the twelve months ended December 31, 2008, 2007 and 2006, total payments made to the construction company were $0, $3,249 and $6,523, respectively.

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology and website consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For the twelve months ended December 31, 2008, 2007 and 2006, the Company paid $253, $509, and $471, respectively to I-Connect.

During the twelve months ended December 31, 2007 and 2006, the Company entered into sales contracts to sell homes to certain employees of the Company. The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by the Company when purchasing a home or having one built by the Company. Sales of homes to employees for investment purposes do not qualify for any cost benefits. The Company did not enter into any sales contracts with employees during the twelve months ended December 31, 2008.

In September 2005, Comstock Foundation, Inc. was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five-person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. During the twelve months ended December 31, 2008 and 2007 the Company donated $5 and $2, respectively, to Comstock Foundation.

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

The Board previously approved the final sale of the retail (non-residential) condominium units at the Eclipse on Center Park Condominium (“the Project”) and previously unallocated and unresolved financial obligations between Comstock Potomac Yard, L.C. (Comstock) and Comstock Asset Management, L.C. (CAM) stemming from that certain agreement dated November 12, 2004, as amended on September 29, 2005 (the “Agreement”). The conveyance of the retail units occurred on December 17, 2007. Pursuant to the Agreement, Comstock is required to bond off and indemnify CAM against any losses associated with the filing of mechanics liens against the retail units by Comstock’s contractors or subcontractors. Balfour Beatty Construction, Comstock’s general contractor for the Project, filed a mechanics lien against the entire Project in a total amount of approximately $515 in July of 2008. The pro-rata portion of the bond allocated to the retail units owned by CAM was $76 (the “Cash Bond”). On August 1, 2008, CAM made demand for bonding over and/or indemnification pursuant to the Agreement and on January 28, 2009, Comstock paid the Cash Bond to CAM for purposes of bonding over the lien. In the event the lien is invalidated on Comstock’s motion or Comstock is otherwise successful in its claim against Balfour Beatty, the $76 Cash Bond shall be returned to Comstock.

11.	EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In January 2006, the Company began matching employee contributions. The total amount matched for the twelve months 2008, 2007 and 2006, was $64, 121 and $135, respectively. The Company also maintains an Employee Stock Purchase Plan in which eligible employees have the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $15. Under the plan, employees of the Company purchased 15,762, 20,763 and 18,231 shares of Class A common stock, for the twelve months ending December 31, 2008, 2007 and 2006, respectively.

12.	RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

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

In December 2007, the Company’s Board of Directors authorized the granting of 647 shares in new stock option awards to certain Company employees, with a $1.00 per share exercise price. The new stock options were issued to employees at all levels of the company (excluding the CEO) with the $1.00 exercise price set above the then current market price in an effort to further align the interests of the workforce as a whole with the interests of shareholders. The new stock options will vest over a four year period. Over the four year vesting period the Company will recognize compensation expense of approximately $200 associated with the new options during 2008-2011.

The following equity awards were outstanding at December 31,

	2008	2007	2006
Stock options	568	647	207
Restricted stock grants	397	1,966	618

Total outstanding equity awards	965	843	825

On December 31, 2008 the following amounts were available for issuance under the plan:

Shares available for issuance at December 31, 2007	1,241
Restricted stock grants and options issued	(398)
Restricted stock grants and options forfeited or cancelled	80
Shares issued under employee stock purchase plan	(12)

Shares available for issuance at December 31, 2008	911

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Because the Company does not have sufficient trading history, expected volatilities are based on historical volatilities of comparable companies within our industry. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the simplified method as allowed under Staff Accounting bulletins (SAB) No’s. 107 and 110 issued by the SEC. The simplified method assumes the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by SAB No. 107. The following table summarizes the assumptions used to calculate the fair value of options during 2008 and 2007.

	2008	2007	2006
Weighted average fair value of options granted	$0.33	$0.33	N/A
Dividend yields	N/A	N/A	N/A
Expected volatility	58.3%-60.1%	58.3%-60.1%	N/A
Weighted average expected volatility	59.31%	59.45%	N/A
Risk free interest rates	3.56%-3.87%	3.56%-3.87%	N/A
Weighted average expected term (in years)	6.25	6.26	N/A

The following table summarizes information about stock option activity:

	Shares	Weighted average exercise price
Outstanding at December 31, 2006	207	$19.81
Granted	647	1.00
Exercised	—	—
Cancelled	(200)	19.67
Forfeited or expired	(7)	23.90

Outstanding at December 31, 2007	647	$1.00
Granted	1	1.00
Exercised	—	—
Forfeited or expired	(80)	1.00

Outstanding at December 31, 2008	568	$1.00

Exercisable at December 31, 2008	162	$1.00

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted average fair value at date of grant
Restricted shares outstanding at December 31, 2005	274	16.46
Granted	598	9.71
Vested	(130)	(15.05)
Forfeited	(155)	15.62

Restricted shares outstanding at December 31, 2006	587	$9.83
Granted	1,023	4.25
Vested	(463)	(5.94)
Accelerated	(845)	(7.24)
Forfeited	(106)	5.41

Restricted shares outstanding at December 31, 2007	196	$8.87
Granted	397	0.49
Vested	(196)	(3.43)
Forfeited	—

Restricted shares outstanding at December 31, 2008	397	$5.93

As of December 31, 2008, there was $144 of total unrecognized compensation cost related to non-vested restricted stock issuances granted under the Plan. This cost is expected to be fully recognized by September 30, 2009.

Total compensation expense for share based payment arrangements for the year ended December 31, 2008 and 2007 was $280 and $6,191 respectively, of which $0 and $347 was capitalized to real estate held for development and sale. The total deferred tax (liability) benefit related to stock compensation as of December 31, 2008 and 2007 amounted to $(82) and $(273) respectively.

The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

13.	COMMITMENTS AND CONTINGENCIES

Litigation

On December 7, 2007, the Company and a subsidiary were served with a complaint and notice of lis pendens resulting from an allegation of the subsidiary’s failure to pay $712 allegedly due to the seller of property in the District of Columbia known as the East Capitol project. The Company’s subsidiary posted a cash escrow for 1.5 times the amount sought in the complaint in order to complete conveyance of the property without exception to title and intends to vigorously defend the matter. The parties settled the matter in December 2008, and the escrow has been released.

On February 29, 2008, a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”), received notices of acceleration and foreclosure from Haven Trust Bank (Lender) pursuant to existing acquisition and construction credit facilities at its Gates of Luberon project. The aggregate outstanding balance of the indebtedness was approximately $4,800 as of the date of the notices. The notices were issued after maturity of the indebtedness and Mathis Partners’ inability to negotiate an extension of the credit facilities with Lender pursuant to terms and conditions Mathis Partners deemed satisfactory. On March 31, 2008, Mathis Partners, the special purpose entity that owns the Gates of Luberon project, filed a Chapter 11 reorganization, prohibiting a scheduled foreclosure sale of the Lender’s collateral in the Gates of Luberon project from taking place. Mathis Partners ceased making adequate protection payments to the Lender in September of 2008, allowing Lender to petition the court for relief from the automatic stay, a prerequisite to Lender’s ability to recommence the foreclosure process. In April 2008, the Lender filed a separate collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness. On December 6, 2008, the Chapter 11 petition was dismissed and in January 2009, prior to any substantive action taking place in the lawsuit or recommencement of foreclosure proceedings, the Lender failed and was taken over by the Federal Deposit Insurance Corporation (FDIC). The FDIC has sought a stay in the guaranty action through May of 2009. The carrying value of Mathis Partners assets at December 31, 2008 is approximately $4,400.

On July 3, 2008, the Company and Comstock Belmont Bay 8&9, L.C. (the “Subsidiary”) were served with a complaint by Belmont Bay, LC (“Seller”) to enforce payment of a purchase money promissory note (“Purchase Note”) that matured on March 24, 2007, made by the Subsidiary and guaranteed by the Company with respect to our Beacon Park I Condominium at Belmont Bay (the “Project”). Demand is made for $1,993, plus accrued interest, costs and attorney fees. The Company and Subsidiary have filed answers to the action and the Subsidiary filed a counterclaim against the Seller as a result of its various breaches of the purchase contract that gave rise to the Purchase Note. On July 30, 2008, the Company and Subsidiary received notice of an additional complaint filed by Seller for breach of the purchase contract and on August 6, 2008, the Subsidiary was served with a third complaint by Seller and the master associations for the Belmont Bay development seeking injunctive relief to prohibit the Subsidiary from selling the Project. The Subsidiary and the Company intend to vigorously defend all actions and have filed a complaint against the Seller, the master association and certain individual constituent members of the associations as a result of their various contractual and fiduciary breaches.

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”) the general contractor for a subsidiary of the Company filed liens totaling approximately $500 at The Eclipse on Center Park project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $13,800 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $4,000. The lender for the Company’s subsidiary has not issued a default notice with respect to the liens but an adverse judgment with respect to the litigation or the existence of the liens could nevertheless be considered an event of default under the subsidiaries loan associated with the Project.

Other than the foregoing, we are not subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At December 31, 2008, the Company has issued $3,976 in letters of credit and $8,451 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

Operating leases

The Company leases office space and model homes under non-cancelable operating leases. Future minimum annual lease payments under these leases at December 31, 2008:

Year Ended:	Amount
2009	794
2010	602
2011	404
Thereafter	—

Total	$1,800

Office and model home operating lease rental expense aggregated $1,011, $2,151 and $2,209 respectively, for years ended December 31, 2007, 2007 and 2006.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Statement does not require or permit any new fair value measurements but does apply under other accounting pronouncements that require or permit fair value measurements. The changes to current practice resulting from the Statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. With respect to SFAS 157, the FASB also issued FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. Effective January 1, 2008, we adopted, on a prospective basis, the portions of SFAS 157 not deferred by FSP FAS 157-2; this adoption did not have a material effect on our financial position, results of operations or cash flows. We do not expect that the adoption of SFAS 157 for our non-financial assets and non-financial liabilities on January 1, 2009 will have a material effect on our financial position, results of operations of cash flows.

We also adopted FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS-157-3”), effective upon its issuance by the FASB on October 10, 2008. The adoption of FSP FAS-157-3 did not have a material effect on our financial position, results of operations or cash flows.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities are reasonable estimates of their fair values based on their short maturities. The carrying amount of floating rate debt approximates fair value.

The fair value of fixed rate debt is based on observable market rates (level 1 inputs). The following table summarizes the fair value of fixed rate debt and the corresponding carrying value of fixed rate debt as of December 31, 2008:

	December 31,
	2008	2007
Carrying amount	$10,797	$33,259
Fair value	$10,542	$31,338

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

As discussed in Note 4, real estate held for development and sale is valued utilizing the lower of cost or market methodology. As such, the Company utilizes discounted cash flow models to determine market value (level 3 input). Discounted cash flow models are dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales pace. In performing its impairment modeling the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The estimates used by the Company are based on the best information available at the time the estimates were made. If market conditions continue to deteriorate, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

15.	INCOME TAXES

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

For the twelve months ended December 31, 2008, the Company generated a tax loss of approximately $34,884 for federal and state tax purposes. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at December 31, 2008.

Income tax provision consists of the following as of December 31,:

	2008		2007	2006
Current:
Federal	$		$(11,251)	$(2,281)
State		48	(1,958)	(424)

			(13,209)	(2,705)
Deferred:
Federal		(5,855)	(17,890)	(18,833)
State		(1,089)	(3,391)	(3,552)

		(6,944)	(21,281)	(22,385)
Other
Valuation allowance		6,944	29,209	—
Tax shortfall related to the vesting of equity awards			2,729	570

Total income tax expense		$48	$(2,552)	$(24,520)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2008	2007
Deferred tax assets:
Inventory	$19,047	$26,632
Warranty	308	560
Investment in Affiliates	38	38
Net operating loss and tax credit carryforwards	15,483	2,543
Cancellation of debt gain	2,505	—
Accrued expenses	(176)	531
Stock based compensation	(82)	(273)

	37,123	30,031
Less — valuation allowance	(36,107)	(29,209)

Net deferred tax assets	1,016	822

Deferred tax liabilities:
Inventory	—	—
Investment in Affiliates	—	—
Depreciation and amortization	(1,016)	(822)

Net deferred tax liabilities	(1,016)	(822)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At December 31, 2008, significant uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

The Company’s ability to use its NOLs and, in certain circumstances, future built-in losses and depreciation deductions can be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control.

The Company currently has approximately $ 37,519 in Federal and State NOLs and approximately $ 862 of AMT credits, with a potential value of up to $ 15,483 in tax savings over the next 20 years. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2008, the cumulative shift in the Company’s stock was at an approximately 32% level compared with the 50% level that would trigger impairment of our NOL asset. However, if an ownership change were to occur due to the Company’s valuation allowance on its net deferred tax assets, a Section 382 limitation is not expected to materially impact the Company’s financial position or results of operations as of December 31, 2008. However, if an ownership change were to occur, the application of Section 382 may require the Company to reduce its gross deferred tax assets related to its NOLs and possibly other deferred tax asset balances.

As discussed in Note, 1, we adopted the provisions of FIN 48 as of January 1, 2007. As a result of this adoption, the Company recorded a benefit to the opening accumulated deficit in the amount of $1,663. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense. At September 30, 2008, the Company had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. The unrecognized tax benefits of $77 at September 30, 2008, would not reduce the Company annual effective tax rate if recognized. The Company has accrued interest and recorded a liability of $77 related to these unrecognized tax benefits during 2008. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.

A reconciliation of the statutory rate and the effective tax rate follows:

	2008	2007	2006
Statutory Rate	35.00%	35.00%	35.00%
State income taxes — net of federal benefit	3.97%	3.97%	4.03%
Permanent differences	1.85%	0.09%	0.02%
Change in effective tax rate	0.0%	(0.02)%	(0.04)%
Tax reserve	0.0%	(0.75)%	(0.61)%
Tax shortfall related to the vesting of certain equity awards	0.0%	(3.03)%	(0.88)%
Change in valuation allowance	(40.82)%	(32.43)%	0.58%

	0.00%	2.83%	38.10%

16.	QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2008 and 2007 follow (in thousands, except per share amounts):

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$16,376	$12,003	$13,073	$5,209
Operating loss	(2,970)	(17,032)	(4,663)	(8,055)
Pretax income (loss)	6,542	(16,618)	(2,197)	(4,738)
Net income (loss)	6,542	(16,618)	(2,202)	(4,781)
Basic earnings (loss) per share	0.40	(1.00)	(0.13)	(0.27)
Diluted earnings (loss) per share	0.39	(1.00)	(0.13)	(0.27)

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$46,723	$114,300	$51,986	$53,151
Operating loss	(2,884)	(7,899)	(70,282)	(11,020)
Pretax loss	(2,539)	(7,594)	(69,565)	(10,365)
Net loss	(1,669)	(4,668)	(42,468)	(38,706)
Basic loss per share	(0.11)	(0.29)	(2.63)	(2.35)
Diluted loss per share	(0.11)	(0.29)	(2.63)	(2.35)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year due to rounding.

17.	TROUBLED DEBT RESTRUCTURING

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

On March 14, 2008, the gain resulting from the execution of the amended and restated indenture, calculated in accordance with SFAS 15, was determined as follows:

Cash paid (including prepayment of interest through December 31, 2008)	$6,651
Issuance of warrants, at fair value	720
Amended and restated indenture, principal plus future interest payments	13,438
Transaction costs	172

Total consideration paid	20,981
Amount outstanding under original indenture	(30,000)
Interest accrued under original indenture	(599)
Unamortized loan fees	1,293

Gain on troubled debt restructuring	$(8,325)

On both a basic and diluted income per share basis the $8,325 gain was $0.48 per share for the twelve months ended December 31, 2008.

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

This transaction was accounted for as a transfer of assets in full settlement of debt pursuant SFAS 15. Under SFAS 15, the Company recognized a gain measured by the excess of the carrying amount of the debt settled over the fair value of the foreclosed real estate assets. The gain resulting from the foreclosure agreement was calculated in accordance with SFAS 15 and recorded in the third quarter of 2008. The gain was calculated as follows:

Carrying amount of debt settled in full	$31,365
Cancellation of accrued interest	1,004
Assumption of contractor liabilities	69

Total consideration received	32,438
Fair value of foreclosed real estate assets held for development and sale	(31,244)

Gain on troubled debt restructuring	$1,194

On both a basic and diluted income per share basis the $1,194 gain was $0.07 per share for the twelve months ended December 31, 2008.

On September 4, 2008 the Company entered into a foreclosure agreement with Regions Bank with respect to approximately $5,306 of debt secured by properties in Atlanta, Georgia. Under the terms of the foreclosure agreement, the Company agreed to cooperate with Regions Bank with respect to its foreclosure on the Company’s real estate assets and Regions Bank agreed to provide the Company with a full release from its debt obligations. Regions Bank completed its foreclosure on the properties in November 2008.

This transaction was accounted for as a transfer of assets in full settlement of debt pursuant to SFAS 15. Under SFAS 15, the Company recognized a loss measured by the excess of the carrying amount of the fair value of the foreclosed real estate assets over the debt settled. The loss resulting from the Regions Bank foreclosure agreement was recorded in the fourth quarter of 2008 and calculated in accordance with SFAS 15 as follows:

Carrying amount of debt settled in full	$5,306
Cancellation of accrued interest	209

Total consideration received	5,515
Fair value of foreclosed real estate assets held for development and sale	5,529

Loss on troubled debt restructuring	$(14)

On November 26, 2008 the Company entered into a forbearance and conditional release agreement with Bank of America with respect to approximately $5,723 of debt also secured by properties in Atlanta, Georgia. Under the terms of the forbearance agreement, the Company agreed to cooperate with Bank of America with respect to its foreclosure on the Company’s real estate assets and Bank of America agreed to provide the Company with a full release from its debt obligations. Bank of America completed its foreclosure on the properties in December 2008.

The Bank of America transaction was accounted for as a transfer of assets in full settlement of debt pursuant to SFAS 15. Under SFAS 15, the Company recognized a gain measured by the excess of the carrying amount of the debt settled over the fair value of the foreclosed real estate assets. The gain resulting from the forbearance agreement was recorded in the fourth quarter of 2008 and calculated in accordance with SFAS 15 as follows:

Carrying amount of debt settled in full	$5,723
Cancellation of accrued interest	103

Total consideration received	5,826
Fair value of foreclosed real estate assets held for development and sale	(5,534)

Gain on troubled debt restructuring	$292

On both a basic and diluted income per share basis the $292 gain was $0.02 per share for the twelve months ended December 31, 2008.

On December 10, 2008, the Company executed a loan modification and forbearance agreement with Wachovia Bank to restructure approximately $21,625 outstanding under a borrowing base facility secured by properties in the Company’s Washington, D.C., Raleigh, N.C. and Atlanta, Georgia markets. As part of the agreement, Wachovia agreed to cancel $4,288 of the original outstanding principal balance related to the Company’s Tribble Road project in Atlanta, Georgia.

This transaction was accounted for as a troubled debt restructuring modification of terms pursuant to SFAS 15. Under SFAS 15, the debt under the modification and forbearance agreement was recorded at the principal amount plus the total estimated future interest payments of $1,025. In December 2008, the gain resulting from the execution of the loan modification agreement, calculated in accordance with SFAS 15, was determined as follows:

Transaction costs paid in cash	$93
Loan modification and forbearance agreement, principal plus future estimated interest payments	18,901
Deferred transaction costs	104

Total consideration paid	19,098
Amount outstanding under original indenture	(21,625)
Interest accured under original indenture	(563)

Gain on troubled debt restructuring	$(3,090)

On both a basic and diluted income per share basis the $3,090 gain was $0.18 per share for the twelve months ended December 31, 2008.

18.	SUBSEQUENT EVENTS

On January 27, 2009, Comstock Homebuilding Companies, Inc. (the “Company” or “Comstock”) and Comstock Penderbrook, L.C. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a forbearance agreement (the “Agreement”) with Guggenheim Corporate Funding (the “Lender”) with respect to the $13,500 outstanding under the Company’s secured Penderbrook project loan. The key terms of the Agreement provide for: 1) The maturity date of the loan was extended from February 22, 2010 to March 6, 2011 with additional incremental extensions until March 6, 2012 provided certain unit delivery requirement thresholds are met. To qualify for the first additional incremental extension of four months the Company must achieve forty-five settlements prior to the extended maturity; 2) The interest rate in effect for each calendar year will be determined on the last day of the year, retroactively for the year, based upon the cumulative unit settlements during the year. The interest rate will start to step down from a high of LIBOR + 1400 bps to a floor of LIBOR + 400 bps each year based on a range of seven to twenty unit settlements occurring in 2009 and a range of sixteen to twenty-six unit settlements in 2010. Prior to the execution of the forbearance agreement the interest rate spread on the loan was fixed at 600 bps over LIBOR; 3) The Borrower must achieve cumulative unit settlements on a quarterly basis of one, six, eight, ten, sixteen and twenty-four commencing on September 30, 2009 through December 31, 2010; 4) The Borrower assigned to the Lender deeds-in-lieu of foreclosure to be recorded in the event of a default that remains uncured and has waived its rights to automatic stay of foreclosure; 5) Outstanding past due interest of approximately $425 was added to the outstanding balance of the loan resulting in an outstanding balance post closing on the Agreement of approximately $14,000; 6) Comstock was granted a one-time option to retire the note prior to May 26, 2009 at a discount of between 9% and 16% based upon when the option is exercised.

On February 26, 2009 Comstock Homes of Washington, L.C., a wholly owned subsidiary of Comstock Homebuilding Companies, Inc. concurrently entered into a Fourth Amendment to Sub-Lease Agreement and a Services Agreement with Comstock Asset Management, L.C., (“CAM”) an entity which is wholly owned by Christopher Clemente, Comstock’s Chairman and Chief Executive Officer. Under the terms of the lease Amendment, CAM released the Comstock Homes of Washington from its lease obligation with respect to 1.4 square feet of space at its headquarters in Reston, Virginia. In consideration of the release Comstock Homes of Washington agreed to pay a $50 termination fee to CAM which is payable at a rate of $5 per month for ten months. After the amendment, the Comstock Homes of Washington had 15.8 square feet remaining under its sub-lease with CAM with annual rent of $502. Under the terms of the Services Agreement Comstock Homes of Washington agreed to provide project management and leasing services to CAM for a term of ten months at a rate of $5 per month.

19.	CHANGE IN ACCOUNTING ESTIMATES

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

During the twelve months ended December 31, 2008, the Company recognized a reduction in selling, general and administrative expense of approximately $1,417 related to the amount accrued at December 31, 2007 for 2007 employee incentive compensation payments. This transaction was a change in estimate due to the fact that after the completion and filing of the Company’s form 10-K for the year ended December 31, 2007, the Company’s CEO, with the approval of the Compensation Committee of the Board of Directors, determined to forgo paying 2007 performance based bonuses. Instead, the Company elected to pay bonuses to retain key employees through 2008 and executives through 2009. The new facts and circumstances that came to light subsequent to the filing of form 10-K led management to conclude that this was a change in an accounting estimate. Accordingly, management has accounted for the change in estimate in the current period in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: March 31, 2009	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Capacity	Date

	/s/ CHRISTOPHER CLEMENTE Christopher Clemente	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

	* Gregory V. Benson	Regional President, Southeast	March 31, 2009

	/s/ BRUCE J. LABOVITZ Bruce J. Labovitz	Chief Financial Officer (Principal Financial Officer)	March 31, 2009

	/s/ JEFFREY R. DAUER Jeffrey R. Dauer	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2009

	* A. Clayton Perfal	Director	March 31, 2009

	* David M. Guernsey	Director	March 31, 2009

	* James A. MacCutcheon	Director	March 31, 2009

	* Norman D. Chirite	Director	March 31, 2009

	* Robert P. Pincus	Director	March 31, 2009

	* Socrates Verses	Director	March 31, 2009

By:	/s/ BRUCE J. LABOVITZ		March 31, 2009
Bruce J. Labovitz Attorney-in-Fact

Exhibit Number	Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Stock Certificate

10.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.

10.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.

10.3(1)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.

10.4(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia.

10.5(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia.

10.6(2)	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.

10.7(2)	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.

10.8(2)	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.

10.9(1)	Form of Indemnification Agreement

10.10(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.11(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.12(1)	2004 Long-Term Incentive Compensation Plan

10.13(1)	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan

10.14(2)	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan

10.15(1)	Employee Stock Purchase Plan

10.16(1)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC

10.17(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.

10.18(2)	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC

10.19(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.

10.20(1)	Employment Agreement with Christopher Clemente

10.21(1)	Employment Agreement with Gregory Benson

10.22(1)	Employment Agreement with Bruce Labovitz

10.23(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente

10.24(1)	Confidentiality and Non-Competition Agreement with Gregory Benson

10.25(1)	Confidentiality and Non-Competition Agreement with Bruce Labovitz

10.26(2)	Description of Arrangements with William Bensten

Exhibit Number	Exhibit

10.27(2)	Description of Arrangements with David Howell

10.28(1)	Trademark License Agreement

10.29(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.

10.30(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.31(3)	Agreement of Purchase and Sale, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bellemeade Farms Investors, LLC et. al.

10.32(3)	Loan Agreement, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bank of America, N.A.

10.33(3)	Guaranty Agreement, dated September 28, 2005, by the Registrant in favor of Bank of America, N.A.

10.34(4)	Life Insurance Reimbursement Agreement with William P. Bensten

10.35(4)	Life Insurance Reimbursement Agreement with Bruce Labovitz

10.36(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson

10.37(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.38(5)	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006

10.39(5)	Loan Agreement, dated January 31, 2006, by and between Comstock Carter Lake, L.C. and Bank of America, N.A.

10.40(5)	Guaranty Agreement, dated January 31, 2006, by the Registrant in favor of Bank of America, N.A.

10.41(6)	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein

10.42(6)	Form of warrant.

10.43(7)	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006

10.44(7)	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006

10.45(7)	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006

10.46(7)	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006

10.47(8)	Letter, dated October 18, 2007, from Friedlander, Misler, Sloan, Kletzkin & Ochsman, PLLC to the Registrant and Comstock Bellemeade, L.C.

10.48(8)	Purchase and Sale Agreement by and between Comstock Countryside L.C. and Merion-Loudon, LC, dated as of December 21, 2006

10.49(8)	Marketing and Sale Agreement by and between Comstock Countryside LC and Merion-Loudon, L.C., dated as of December 21, 2006

10.50(8)	Consulting Agreement with The Merion Group, LC, dated as of December 21, 2006

10.51(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Highland Avenue Properties, LLC and Bank of America, N.A.

10.52(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.53(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Homes of Atlanta, LLC, Comstock Homes of Myrtle Beach, LLC and Bank of America, N.A.

Exhibit Number	Exhibit

10.54(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.55(8)	First Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Bellemeade, L.C., Bank of America, N.A. and Lenka E. Lundsten

10.56(8)	Second Loan Modification Agreement, dated as of December 22, 2006, by and between the Registrant and Bank of America, N.A.

10.57(9)	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC.

10.58(9)	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC.

10.59(9)	Supplement to Indenture, dated as of January 7, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.60(9)	Amended and Restated Indenture, dated as of March 14, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.61(9)	Loan Agreement, dated as of March 14, 2008, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., and KeyBank National Association.

10.62(9)	Unconditional Guaranty of Payment and Performance, dated as of March 2008, by the Registrant in favor of KeyBank National Association.

10.63*	Forbearance and Conditional Release Agreement, dated as of November 25, 2008, by and among Highland Avenue Properties, LLC, Comstock Homes of Atlanta, LLC, the Registrant and Bank of American, N.A.

10.64*	Sixth Loan Modification Agreement, dated as of November 26, 2008, by and among the Registrant and Bank of America, N.A.

10.65*	Amended and Restated Promissory Note (Tribble Road Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.66*	Loan Modification and Forbearance Agreement, dated as of December 10, 2008, by and among the Registrant, various wholly owned subsidiaries as guarantors and Wachovia Bank, National Association.

10.67*	Amended and Restated Promissory Note (Revolving Line of Credit), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.68*	Amended and Restated Promissory Note (Term Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

14.1(2)	Code of Ethics

21.1*	List of subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

(2)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.

(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.

(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.

(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.

(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2005.

(7)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

(8)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007.

(9)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008.