Form 10-Q
period 2009-03-31
Comstock Homebuilding Companies, Inc.
filed 2009-05-13
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2009, 15,211,499 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$3,146	$5,977
Restricted cash	4,028	3,859
Receivables	—	—
Due from related parties	77	—
Real estate held for development and sale	126,123	129,542
Inventory not owned—variable interest entities	19,250	19,250
Property, plant and equipment, net	661	829
Other assets	1,450	1,402

TOTAL ASSETS	$154,735	$160,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$7,188	$8,232
Obligations related to inventory not owned	19,050	19,050
Notes payable—secured by real estate	82,123	84,563
Notes payable—unsecured	18,209	18,266

TOTAL LIABILITIES	126,570	130,111

Commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 15,608,438 and 15,608,438 issued and outstanding, respectively	156	156
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	157,119	157,058
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(126,921)	(124,277)

TOTAL COMSTOCK HOMEBUILDING COMPANIES, INC SHAREHOLDERS’ EQUITY	27,942	30,525
Noncontrolling interest	223	223

TOTAL EQUITY	28,165	30,749

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$154,735	$160,859

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues
Revenue—homebuilding	$4,726	$15,940
Revenue—other	797	436

Total revenue	5,523	16,376
Expenses
Cost of sales—homebuilding	4,145	13,940
Cost of sales—other	—	28
Impairments and write-offs	—	832
Selling, general and administrative	2,575	3,788
Interest, real estate taxes and indirect costs related to inactive projects	1,800	758

Operating loss	(2,997)	(2,970)
Loss (gain) on troubled debt restructuring	—	(8,325)
Other (income) loss, net	(353)	(1,185)

Total pre tax (loss) income	(2,644)	6,540
Income taxes expense	2	—

Net (loss) income	(2,646)	6,540
Net (loss) income attributable to noncontrolling interest	1	2

Net (loss) income attributable to Comstock Homebuilding Companies, Inc	$(2,645)	$6,542

Basic (loss) earnings per share	(0.15)	$0.40
Basic weighted average shares outstanding	17,554	16,544

Diluted (loss) earnings per share	(0.15)	$0.39
Diluted weighted average shares outstanding	17,554	16,589

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) gain	$(2,646)	$6,540
Adjustment to reconcile net (loss) gain to net cash provided by operating activities
Amortization and depreciation	168	178
Impairments and write-offs	—	832
Gain on troubled debt restructuring	—	(8,325)
Gain on trade payable settlements	(333)	—
Board of directors compensation	—	50
Amortization of stock compensation	61	25
Changes in operating assets and liabilities:
Restricted cash	(169)	(455)
Receivables	—	(352)
Due from related parties	(77)	1
Real estate held for development and sale	3,419	(185)
Other assets	(48)	17,869
Accrued interest	1,233	—
Accounts payable and accrued liabilities	(711)	(9,133)

Net cash provided by (used in) operating activities	897	7,045

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—

Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Proceeds from notes payable	277	24,880
Payments on notes payable	(4,005)	(24,583)
Proceeds from shares issued under employee stock purchase plan	—	5

Net cash provided by (used in) financing activities	(3,728)	302

Net decrease in cash and cash equivalents	(2,831)	7,347
Cash and cash equivalents, beginning of period	5,977	6,822

Cash and cash equivalents, end of period	$3,146	$14,169

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$1,233	$290
Warrants issued in connection with troubled debt restructuring	$—	$720

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

The Company’s Class A common stock is traded on the NASDAQ Global market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004. In January 2008 the Company was notified by NASDAQ that it was not in compliance with requirements related to its listing on the NASDAQ Global Market. The Company was granted 180 days to regain compliance. On July 9, 2008 the Company was notified that it had not regained compliance and was going to be delisted from the NASDAQ Global Market. The Company requested a hearing on September 4, 2008 to appeal this decision and seek an additional extension. On October 24, 2008 the Company received a notice from NASDAQ indicating that the NASDAQ Listing Qualifications Panel had granted the Company’s request for continued listing. The notice from NASDAQ indicated that continued listing was subject to: 1) the Company evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading days on or before April 9, 2009, and 2) the Company evidencing a minimum market value of publicly held shares of $5,000 on or before May 10, 2009. In January 2009 and again in March 2009 NASDAQ suspended compliance obligations with respect to these rules. Our deadlines for compliance are now estimated to be October 13, 2009 and November 10, 2009.

The Company develops, builds and markets single-family homes, townhouses and condominiums in the Washington D.C., Raleigh, North Carolina and Atlanta, Georgia metropolitan markets. The Company also provides certain management and administrative support services to certain related parties.

The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. During 2006, new home sales in our markets began to slow and that trend has continued to worsen in 2009. In response to these conditions, the Company has significantly reduced selling, general and administrative expenses in an effort to align its cost structure with the current level of sales activity, slowed land acquisition, delayed land development and construction activities (except where required for near term sales). The Company has also offered for sale various developed lots and land parcels that the Company believes are not needed based on carrying costs and anticipated absorption rates. Additional reductions may be required as the downturn is expected to continue throughout 2009.

Liquidity Developments

During 2008 and continuing into 2009 the banking and credit markets experienced severe disruption as a result of a collapse in the sub-prime and securitized debt markets. As a result, commercial banks and other unregulated lenders have experienced a liquidity crisis which has made funding for real estate funding extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, construction and land development efforts. In addition, this disruption is affecting our customers’ ability to secure mortgage financing for the purchase of our homes. This limitation on available credit is having a devastating effect on our sales and revenue in 2009 which will further undermine our ability to generate enough cash to fund our operations, meet our obligations and survive as a going concern. This continuing erosion of our liquidity could result in our need to seek bankruptcy protections either for certain subsidiary entities or the Company as a whole.

Under normal market conditions it is customary for lenders in our industry to renew and extend debt obligations until a project or collection of projects is completed provided the obligations are kept current. This is no longer the case in our industry. Liquidity constraints among banks have limited their ability and willingness to renew loan facilities. As recently reported, and as further discussed in Note 14, several of the Company’s loan facilities have matured with no extensions negotiated. At March 31, 2009 the Company and its subsidiaries had $24.3 million of cash obligations to debt which had either already matured or have payment obligations during the remainder of 2009. The Company is the guarantor of $79.1 million of debt, including that of subsidiaries. As a result, any significant failure to negotiate renewals and extensions to its debt obligations would severely compromise the Company’s liquidity and would jeopardize the Company’s ability to satisfy its capital requirements. This inability to meet our capital requirements could result in our need to seek bankruptcy protections either for certain subsidiary entities or the Company as a whole.

In response to changing conditions in the banking industry the Company retained external consultants in the second quarter of 2008 to act as a financial advisor to the Company in exploring debt restructuring and alternatives for raising additional capital for the Company. In connection with the exploration of available debt restructuring alternatives, the Company then elected to cease making certain scheduled interest and/or principal curtailment payments while it attempted to negotiate modifications or other satisfactory resolutions from its lenders. During 2008 the Company reported several loan covenant violations and notices of default from several of its lenders. As discussed further in Note 14, these violations and notices led to foreclosures of certain assets and have resulted in certain guarantee enforcement actions being initiated against the Company where no foreclosures have taken place. Many of the Company’s loan facilities contain Material Adverse Effect clauses which, if invoked, could create an event of default under those loans. In the event certain of the Company’s loans were deemed to be in default as a result of a Material Adverse Effect, the Company’s ability to meet its cash flow and debt obligations would be compromised. During the fourth quarter of 2009 the Company discontinued its relationship with its external advisory consultants. The Company has continued to negotiate with its lenders into 2009 and has continued to report default notices and debt restructurings as they occur. The Company may consent to additional foreclosure actions in the future as a result of the continuing distress in the real estate and credit markets. The Company cannot at this time provide any assurances that it will be successful in its continuing efforts to work with its lenders on loan modifications. This inability to renegotiate debt could result in our need to seek bankruptcy protections either for certain subsidiary entities or the Company as a whole.

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes and related community amenities. Our current operations and inventory of owned and controlled home sites will require substantial capital to develop and construct. Our overall borrowing capacity is constrained by various loan covenants. There is no assurance either that we will return to compliance in the future or that our lenders will continue to refrain for exercising their rights related to our covenant violations. In the event our banks discontinue funding, accelerate the maturities of their facilities, refuse to waive future covenant defaults or refuse to renew the facilities at maturity we could experience an unrecoverable liquidity crisis in the future. We can make no assurances that cash advances available under our credit facilities, refinancing of existing underleveraged projects or access to public debt and equity markets will provide us with access to sufficient capital to meet our existing and expected operating capital needs in 2009. If we fail to meet our cash flow requirements we may be required to seek bankruptcy protection or to liquidate.

At March 31, 2009 we had $3.1 million in unrestricted cash and $4.0 million of restricted cash. Included in our restricted cash balance is $3.0 million on deposit with Wachovia as cash collateral for a $3.0 million irrevocable letter of credit relating to a captive insurance program. We are working with the insurance provider to obtain a release of, or reduction to, the letter of credit. Our access to working capital is very limited and our debt service obligations and operating costs for 2009 exceed our current cash reserves. If we are unable to identify new sources of liquidity and/or successfully modify our existing facilities, we will likely deplete our cash reserves and be forced to file for bankruptcy protection. There can be no assurances that in that event we would be able to reorganize through bankruptcy, and we might be forced into a trustee managed liquidation of our assets.

2. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale includes land, land development costs, interest and other construction costs. Real estate held for sale is carried at the lower of cost or market less selling expenses. Land held for development is stated at cost, or when circumstances or events indicate that the land is impaired, at estimated fair value. Land, land development and indirect land development costs are accumulated by specific project and allocated to various lots or housing units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of prepaid local government fees and capitalized interest and real estate taxes. Selling costs are expensed as incurred.

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted fair value. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net book value may not be recoverable.

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company during 2008 and into the first quarter of 2009 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. The Company evaluates its projects on a quarterly basis to determine if recorded carrying amounts are recoverable. This quarter, the evaluation resulted in no impairment charges as compared to impairment charges of $828 for the three months ended March 31, 2008. These impairment evaluations are based both on a discounted cash flow models and projected liquidation values. Discounted cash flow models are dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales pace. In performing its impairment modeling the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates used by the Company are based on the best information available at the time the estimates were made. In the past, the Company has resorted to friendly-foreclosure and/or deed-in-lieu transactions as a way to address bank loans that have matured where extensions are not available and loans where covenant violations cannot be cured. The Company may be forced to return to this strategy in the future if it cannot resolve certain existing loan maturities and loan defaults. When an asset is turned over to a bank in a foreclosure action, all carrying cost in excess of the debt (net carry value) is recorded as a loss. To the extent our net carry value is negative and there is no post foreclosure deficiency liability, the difference is recorded as a gain.

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

The following table summarizes impairment charges and write-offs for the three months ended:

	March 31, 2009	March 31, 2008
Impairments	$—	$828
Write-offs		4

	$—	$832

After impairments and write-offs, real estate held for development and sale consists of the following:

	March 31, 2009	December 31, 2008
Land and land development costs	$50,685	$51,421
Cost of construction (including capitalized interest and real estate taxes)	75,438	78,121

	$126,123	$129,542

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

The Company has evaluated its fixed price purchase agreement with Belmont Bay, LC relating to Phase II of Beacon Park and has determined that it is the primary beneficiary of that entity. See Note 9 for a status of the Company’s litigation with Belmont Bay, LC related to the Beacon Park condominium purchase money promissory note. As a result, at March 31, 2009 and December 31, 2008, the Company consolidated one entity in the accompanying consolidated balance sheets. The effect of the consolidation was the inclusion of $19,250 in “Inventory not owned-variable interest entities” with a corresponding inclusion of $19,050 (net of land deposits paid of $200) to “Obligations related to inventory not owned.” Creditors, if any, of this variable interest entity have no recourse against the Company relating to this purchase contract.

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

	March 31, 2009	December 31, 2008
Balance at beginning period	$1,031	$1,537
Additions	24	432
Releases and or charges incurred	(124)	(938)

Balance at end of period	$931	$1,031

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

	Three Months Ended March 31,
	2009	2008
Total interest incurred and capitalized	$12	$2,674

Interest expensed as a component of cost of sales	$569	$1,125

During the three months ended March 31, 2009 the majority of the Company’s projects in Washington, DC and Atlanta, GA were determined to be inactive for accounting purposes as they were either substantially complete or management elected to suspend construction activities indefinitely. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the statement of operations related to the inactivation of certain real estate projects held for development and sale:

	Three Months Ended March 31,
	2009	2008
Total interest incurred and expensed for inactive projects	$1,233	$601
Total real estate taxes incurred and expensed for inactive projects	293	157
Total production overhead incurred and expensed for inactive projects	274	—

	$1,800	$758

6. EARNINGS (LOSS) PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Basic earnings (loss) per share
Net income (loss) attributable to Comstock Homebuilding Companies, Inc.	$(2,645)	$6,542

Basic weighted-average shares outstanding	17,554	16,544

Per share amounts	$(0.15)	$0.40

Dilutive earnings (loss) per share
Net income (loss) attributable to Comstock Homebuilding Companies, Inc.	$(2,645)	$6,542

Basic weighted-average shares outstanding	17,554	16,544
Stock options and restricted stock grants	—	—
Dilutive weighted-average shares outstanding	17,554	16,589

Per share amounts	$(0.15)	$0.39

As a result of net losses during the three months ended March 31, 2009 and 2008, respectively, stock grant issuances were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive. Options and warrants issued during these periods were also excluded due to the options and warrants having an exercise price greater than the average market price of the common shares.

Comprehensive income

For the three months ended March 31, 2009 and 2008, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

For the three months ended March 31, 2009, the Company generated a tax loss of approximately $3.0 million for federal and state tax purposes. Further, the Company is projecting a tax loss for the twelve months ended December 31, 2009. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at March 31, 2009. The Company’s income tax (benefit) expense consists of the following:

	March 31,
	2009	2008
Current:
Federal	$2	$—
State	—	—

	—	—
Deferred:
Federal	(869)	(588)
State	(161)	(109)

	(1,030)	(697)
Other
Valuation allowance	1,030	697

Total income tax (benefit) expense	$2	$—

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Deferred tax assets:
Inventory	$19,093	$19,047
Warranty	269	308
Investment in affiliates	38	38
Net operating loss and tax credit carry forwards	16,592	15,483
Cancellation of debt gain	2,475	2,505
Accrued expenses	(205)	(176)
Stock based compensation	(49)	(82)

	38,213	37,123
Less—valuation allowance	(37,137)	(36,107)

Net deferred tax assets	1,076	1,016

Deferred tax liabilities:
Depreciation and amortization	(1,076)	(1,016)

Net deferred tax liabilities	(1,076)	(1,016)

Net deferred tax assets (liabilities)	$—	$—

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

The Company currently has approximately $40,364 in Federal and State NOLs and approximately $862 of AMT credits, with a potential value of up to $16,592 in tax savings over the next 20 years. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of March 31, 2009, the cumulative shift in the Company’s stock was at an approximately 32% level compared with the 50% level that would trigger impairment of our NOL asset. However, if an ownership change were to occur, due to the Company’s valuation allowance on its net deferred tax assets a Section 382 limitation is not expected to materially impact the Company’s financial position or results of operations as of March 31, 2009. However, if an ownership change were to occur, the application of Section 382 may require the Company to reduce its gross deferred tax assets related to its NOLs and possibly other deferred tax asset balances.

We adopted the provisions of FIN 48 as of January 1, 2007. As a result of this adoption, the Company recorded a benefit to the opening accumulated deficit in the amount of $1,663. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense. At March 31, 2009, the Company had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. The unrecognized tax benefits of $77 at March 31, 2009, would not reduce the Company annual effective tax rate if recognized. The Company has accrued interest and recorded a liability of $77 related to these unrecognized tax benefits during 2009. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

8. STOCK REPURCHASE PROGRAM

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1,000 shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the twelve months ended December 31, 2006, the Company repurchased an aggregate of 391 shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased in 2007, 2008 or during the three months ended March 31, 2009. The Company has no immediate plans to repurchase any additional shares under the existing authorization.

9. COMMITMENTS AND CONTINGENCIES

Litigation

In April, 2008, a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”) received notice from Haven Trust Bank (Lender) that it filed a collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness owed for the Gates of Luberon project in Atlanta, Georgia. In January 2009, prior to any substantive action taking place in the lawsuit, the Lender failed and was taken over by the Federal Deposit Insurance Corporation (FDIC). The FDIC sought a stay in the guaranty action through April of 2009. The carrying value of Mathis Partners assets at March 31, 2009 is approximately $4,448. Cornerstone Bank, one of the banks to whom Haven Trust participated the loan has assumed control of the collection process and has reinstated the foreclosure and guarantee actions.

On July 3, 2008, the Company and Comstock Belmont Bay 8&9, L.C. (the “Subsidiary”) were served with a complaint by Belmont Bay, LC (“Seller”) to enforce payment of a purchase money promissory note (“Purchase Note”) that matured on March 24, 2007, made by the Subsidiary and guaranteed by the Company with respect to our Beacon Park I Condominium (the “Project”). Demand is made for $1,993, plus accrued interest, costs and attorney fees. The Company and Subsidiary have filed answers to the action and the Subsidiary filed a counterclaim against the Seller as a result of its various breaches of the purchase contract that gave rise to the Purchase Note. On July 30, 2008, the Company and Subsidiary received notice of an additional complaint filed by Seller for breach of the purchase contract and on August 6, 2008, the Subsidiary was served with a third complaint by Seller and the master associations for the Belmont Bay development seeking injunctive relief to prohibit the Subsidiary from selling the Project. The Seller and master associations also joined together to file a lis pendens against the Project in October 2008 to notice the third complaint. The Subsidiary and the Company intend to vigorously defend all actions and have filed a complaint against the Seller, the master association and certain individual constituent members of the associations as a result of their various contractual and fiduciary breaches.

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $13,800 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $4,000. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February, 2009, we received an order of the court in April, 2009 invalidating the liens. We anticipate a trial on the remainder of the litigation in the third or fourth quarter of 2009. The lender for the Company’s subsidiary had not issued a default notice with respect to the liens but an adverse judgment with respect to the litigation could be considered an event of default under the Key Bank loan associated with the Project.

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At March 31, 2009 the Company has issued $3,976 in letters of credit and $8,334 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

10. RELATED PARTY TRANSACTIONS

In April 2002 and January 2004, the Predecessor entered into lease agreements for approximately 7.7 and 8.8 square feet, respectively, for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Partners, L.C. (now known as 11465 SH-I, LC), an affiliate of our Predecessor in which executive officers of the Company, Christopher Clemente, Gregory Benson, and others are principals. Christopher Clemente owns a 45% interest, Gregory Benson owns a 5% interest, an entity which is owned or controlled by Christopher Clemente’s father-in-law, owns a 45% interest, and an unrelated third party owns a 5% interest in Comstock Partners. On September 30, 2004, the lease agreements were canceled and replaced with new leases for a total of 20.6 square feet with Comstock Asset Management, L.C., (CAM) an entity wholly owned by Christopher Clemente. On August 1, 2005, the lease agreement was amended for an additional 8.4 square feet. On March 31, 2007 the lease agreement was amended decreasing the total square footage from 29.0 to 24.1 and extending the term for two additional years. In October 2007, the lease agreement was amended decreasing the total square footage from 24.1 to 17.1 and extending the term to four years through September 2011. Total payments under this lease agreement were $141 and $148, respectively for the three months ended March 31, 2009 and 2008.

On February 26, 2009 Comstock Homes of Washington, L.C., a wholly owned subsidiary of Comstock Homebuilding Companies, Inc. concurrently entered into a Fourth Amendment to Sub-Lease Agreement and a Services Agreement with CAM. Under the terms of the lease Amendment, CAM released Comstock Homes of Washington from its lease obligation with respect to 1.4 square feet of space at its headquarters in Reston, Virginia. In consideration of the release Comstock Homes of Washington agreed to pay a $50 termination fee to CAM which is payable at a rate of $5 per month for ten months. After the amendment, Comstock Homes of Washington had 15.8 square feet remaining under its sub-lease with CAM with annual rent of $502. Under the terms of the Services Agreement, Comstock Homes of Washington agreed to provide project management and leasing services to CAM for a term of ten months at a rate of $5 per month.

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology and website consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For the three months ended March 31, 2009 and 2008, the Company paid $22 and $114, respectively to I-Connect.

The Company, in order to attract, retain, and motivate employees maintains a home ownership benefit program. Under the home ownership benefits, an employee receives certain cost benefits provided by the Company when purchasing a home or having one built by the Company. Sales of homes to employees for investment purposes do not qualify for any cost benefits. The Company did not enter into any sales contracts with employees during the three months ended March 31, 2009 and 2008.

In September 2005, Comstock Foundation, Inc. was created. Comstock Foundation is a not-for-profit organization organized exclusively for charitable purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code and is an affiliate of the Company. The affairs of Comstock Foundation are managed by a five-person board of directors with Christopher Clemente, Gregory Benson, Bruce Labovitz and Tracy Schar (employee of the Company and spouse of Christopher Clemente) being four of the five. During the three months ended March 31, 2009 and 2008 the Company donated $0 and $0, respectively, to Comstock Foundation.

In February 2008, the Company entered into a Loan and Security Agreement with Stonehenge Funding, LC, a wholly-owned subsidiary of Comstock Asset Management, an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company. The loan in the amount of $4,000 was secured by the Company’s anticipated federal income tax refund for tax year 2007. Terms of the loan included interest-only payments at a fixed rate of 12% per annum and an origination fee paid by the Company to Stonehenge Funding at closing of the loan totaling $200. Participating in the loan were Gregory Benson ($500) and Tracy Schar ($1,500). In March 2008, the Company received its federal income tax refund and used a portion of the refund to repay the loan. Total interest payments of $16 were made to Stonehenge Funding.

        The Board previously approved the final sale of the retail (non-residential) condominium units at the Eclipse on Center Park Condominium (“the Project”) and previously unallocated and unresolved financial obligations between Comstock Potomac Yard, L.C. (Comstock) and Comstock Asset Management, L.C. (CAM) stemming from that certain agreement dated November 12, 2004, as amended on September 29, 2005 (the “Agreement”). The conveyance of the retail units occurred on December 17, 2007. Pursuant to the Agreement, Comstock is required to bond off and indemnify CAM against any losses associated with the filing of mechanics liens against the retail units by Comstock’s contractors or subcontractors. Balfour Beatty Construction, Comstock’s general contractor for the Project, filed a mechanics lien against the entire Project in a total amount of approximately $552 in July of 2008. The pro-rata portion of the bond allocated to the retail units owned by CAM was $77 (the “Cash Bond”). On August 1, 2008, CAM made demand for bonding over and/or indemnification pursuant to the Agreement and on January 28, 2009, Comstock paid $77 to CAM for the sole purposes of bonding over the lien. On April 21, 2009 the associated lien was invalidated. As such, Comstock will request a return of the $77 paid to CAM.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

11. SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for the manner in which companies report information about operating segments. The Company determined it provides one single type of business activity, homebuilding, which operates in multiple geographic or economic environments. In addition, as a result of the Company’s acquisitions in Georgia and North Carolina, which became fully integrated in the fourth quarter of 2006, the Company modified how it analyzes its business during the fourth quarter of 2006. The Company had, in years prior to 2009, determined that its homebuilding operations primarily involved three reportable geographic segments: Washington DC Metropolitan Area, Raleigh, North Carolina, and Atlanta, Georgia. Based on reduced activity in the Atlanta market, the Company elected to consolidate the Raleigh and Atlanta segments into one reportable segment,, effective January 1, 2009,. As such, the three months ended March 31, 2008 have been restated for presentation purposes only. The aggregation criteria are based on the similar economic characteristics of the projects located in each of these regions.

The table below summarizes revenue and income (loss) before income taxes for each of the Company’s geographic segments (amounts in thousands):

	Three months ended March 31,
	2009	2008
Revenues:
Washington DC Metropolitan region	$4,957	$6,498
Southeast region (1)	566	9,878

Total	$5,523	$16,376

Operating (loss) income
Washington DC Metropolitan region	$(1,100)	$(540)
Southeast region (1)	(154)	(1,175)

Segment operating (loss) income	(1,254)	(1,715)

Corporate expenses unallocated	(1,743)	(1,255)

Total operating (loss) income	(2,997)	(2,970)

Gain on debt restructuring	—	8,325
Other income	353	1,185

(Loss) income before income taxes	$(2,644)	$6,540

The table below summarizes total assets for the Company’s segments as of:

	March 31, 2009	December 31, 2008
Washington DC Metropolitan region	$112,401	$116,483
Southeast region (1)	34,971	34,924
Corporate	7,363	9,452

Total assets	$154,735	$160,859

(1)	Atlanta, GA and Raleigh, N.C.

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

13. SUBSEQUENT EVENTS

On April 17, 2009, the Company received a notice of default from Wachovia Bank, National Association (“Wachovia”) regarding its Loan Modification and Forbearance Agreement (the “Agreement”) and its Amended and Restated Promissory Note in the amount of $8,000 (the “Note” and collectively with the Agreement the “Loans”). Wachovia’s notice is based on allegations of 1) Comstock’s failure to timely pay amounts due under the Agreement and the Note and 2) the existence of certain mechanics liens and liens for unpaid taxes against the collateral securing the Loans. The Company’s total outstanding indebtedness to Wachovia on April 23, 2009 was approximately $18,900.

On April 27, 2009, the Company received a notice of payment default from Wells Fargo Bank, N.A as Trustee for an Amended and Restated Indenture between the Company and JP Morgan Ventures (“JPMV”) dated March 14, 2008. The notice of payment default indicated that the failure of the Company to make its quarterly interest payment within 30 days of March 30, 2009 would constitute an Event of Default under the Indenture. The Company’s total outstanding indebtedness to JPMV on May 1, 2009 was approximately $9,000 plus unpaid interest of $216.

On April 21, 2009 the Company received a ruling from the United States District Court for the Eastern District of Virginia in which the court ruled to invalidate a $552 mechanics lien filed by Balfour Beatty Construction at the Company’s Eclipse at Potomac Yard project. As a result, the Company believes it has a claim against Balfour Beatty for damages and legal expenses associated with the liens and with defending the lien filing.

14. CREDIT FACILITIES

The Company has outstanding borrowings with various financial institutions and other lenders which have been used to finance the acquisition, development and construction of real estate property.

As of March 31, 2009, maturities and/or curtailment obligations of all of our borrowings are as follows:

Year ending December 31,
Past Due(1)	$20,932
2009	3,339
2010	32,729
2011	26,820
2012 and thereafter	16,512

Total	$100,332

(1)	Past due is comprised of Haven Trust Bank ($5,060), Royal Bank of Canada ($5,602), M&T Bank ($7,754), BB&T ($721) and an unsecured seller financing related to Belmont Bay ($1,797).

Notes payable consist of the following:

	March 31, 2009	December 31, 2008
Secured acquisition, development and construction notes (a)	$63,209	$64,647
Secured revolving credit line (b)	18,914	19,916
Senior unsecured term notes (c)	12,743	12,743
Unsecured term loans (d)	5,466	5,523

Total	$100,332	$102,829

(a)	Secured acquisition, development and construction notes

We have several loans with various banks that provide us with specific project financing. These loans are secured by one or more specific project assets and are used for land acquisition, development and construction. The loans bear interest at various rates, based on Prime or LIBOR benchmarks with a certain number of additional basis points added. At March 31, 2009 the weighted average stated rate was approximately 6.7%. In certain cases the Company is required to adhere to financial covenants under the terms of the agreements.

(b)	Secured revolving credit line

On May 26, 2006 the Company entered into $40,000 Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and project related letters of credit. Funding availability was to be limited by compliance with a periodic borrowing base calculation and certain financial covenants. The Company ceased making interest payments on this loan in June 2008, which was construed by the lender to have been an event of default under the loan agreement. On July 25, 2008 Wachovia issued the Company a notice of default with respect to this facility. In December 2008 we entered into loan modification agreements with Wachovia by which the single credit facility was split into three separate notes; an $8,000 revolving construction loan, a $7,000 term note and a $3,000 outstanding project note. In connection with these modifications Wachovia wrote off $4,200 with respect to our Tribble Road Project in Atlanta. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15 we recorded a $3,300 gain on troubled debt restructuring after accounting for future interest costs. The revolver and term notes mature in January 2009 and the project note matures in December 2011. The revolving loan requires us to meet certain settlement covenants by June 30, 2009 which we will likely not be able to achieve. At March 31, 2009 the outstanding balance under the three loans was $18,914.

(c)	Senior unsecured note

On May 4, 2006 the Company closed on a $30,000 Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30,000 Senior Unsecured Note Offering with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by the lender’s creditor(s). On March 14, 2008, the Company executed an option to restructure the $30,000 unsecured note. In connection therewith, the Company made a $6,000 principal payment to the lender and executed an amended and restated indenture with a new principal balance of $9,000, loosened financial covenants and a revised term of 5 years. The Company also issued the lender a seven-year warrant to purchase 1,500 shares of Class A common stock at $0.70 per share. In exchange the lender agreed to cancel $15,000 of the outstanding principal balance. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at $13,400 on March 31, 2008 which includes its principal amount plus the total estimated future interest payments of $4,400 over the remaining life of the notes at March 31, 2008. Under SFAS 15 we recorded a $8,325 gain on troubled debt restructuring after accounting for future interest costs. Interest on this senior unsecured debt is prepaid through December 31, 2008. As of March 31, 2009, $12,743 was outstanding with this facility, which includes its principal amount of $9,000 plus the total estimated future interest payments of $3,743. At March 31, 2009 the Company elected not to make a scheduled interest payment in the amount of $216. In connection therewith, the Company received a default notice as described in Note 13 herein.

(d)	Unsecured term loans

At March 31, 2009 we had $5,466 outstanding under unsecured loan agreements with three lenders. These unsecured loans have a weighted average stated rate of interest of approximately 3.7%. There are no financial covenants associated with these loans. The notes have either matured ($1,797) or will mature between March 2009 and December 2018.

Many of the Company’s loan facilities contain Material Adverse Effect clauses which, if invoked, could create an event of default under the loan. In the event all or substantially all of the Company’s loans were deemed to be in default as a result of a Material Adverse Effect, the Company’s ability to meet the capital and debt obligations would be compromised and the Company would not be able to continue operations without seeking bankruptcy protection.

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

15. CHANGE IN ACCOUNTING ESTIMATES

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

During the three months ended March 31, 2008, the Company recognized a reduction in selling, general and administrative expense of approximately $1,417 related to the amount accrued at December 31, 2007 for 2007 employee incentive compensation payments. This transaction was a change in estimate due to the fact that after the completion and filing of the Company’s form 10-K for the year ended December 31, 2007, the Company’s CEO, with the approval of the Compensation Committee of the Board of Directors, determined to forgo paying 2007 performance based bonuses. Instead, the Company elected to pay bonuses to retain key employees through 2008 and executives through 2009. The new facts and circumstances that came to light subsequent to the filing of form 10-K led management to conclude that this was a change in an accounting estimate. Accordingly, management has accounted for the change in estimate in the current period in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Subsequently, the 2009 retention bonuses were terminated.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes thereto appearing elsewhere in the this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2008, appearing in our Annual Report on Form 10-K for the year then ended (the “2008 Form 10-K”).

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the Washington, D.C. and Raleigh, North Carolina and Atlanta, Georgia real estate and home building markets; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Form 10-K filed for the fiscal year ended December 31, 2008. Our actual results could differ materially from these projected or suggested by the forward-looking statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

We are a residential real estate developer that has substantial experience building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family buildings and mixed-use (residential and commercial) developments in suburban communities and high density urban infill areas. We have historically built projects with the intent that they be sold either as fee-simple properties, condominiums, or investment properties. We focus on geographic areas, products and price points where we believe there will be continuing demand for new housing and potential for attractive returns. We operate in the Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia markets where we target first-time, early move-up, secondary move-up, and empty nester move-down buyers. We focus on the “middle-market” meaning that we tend to offer products in the middle price points in each market, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our markets. Since our founding in 1985, and as of December 31, 2008, we have built and delivered more than 5,170 homes generating revenue in excess of $1.3 billion.

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

As a result of deteriorating market conditions, we have adjusted certain aspects of our business strategy. In 2008, we focused our energy on repositioning projects, reducing debt, reducing costs, managing liquidity, renegotiating loans with current period and near-term maturities, refinancing projects and enhancing our balance sheet. We have cancelled or postponed plans to start several new projects and either renegotiated or cancelled contracts to purchase certain other projects. As a result, we purchased no new land in 2008 or so far in 2009. We have sold certain land and other assets and taken steps to significantly reduce our inventory of speculative homes as well. Until market conditions stabilize, we will continue to focus on working through the land inventory we own. This will include continuing efforts to sell certain land parcels where we believe it is the best strategy relative to that particular asset.

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

At March 31, 2009, we either owned or controlled under option agreements approximately 1,800 building lots. The following table summarizes certain information related to new orders, settlements, and backlog for the three month period ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
	Washington DC Metro	North Carolina	Georgia	Total
Gross new orders	12	13	—	25
Cancellations	—	3	—	3
Net new orders	12	10	—	22
Gross new order revenue	$5,614	$2,319	$—	$7,933
Cancellation revenue	$—	$523	$—	$523
Net new order revenue	$5,614	$1,796	$—	$7,410
Average gross new order price	$468	$178	$—	$317
Settlements	8	4	—	12
Settlement revenue—homebuilding	$4,160	$566	$—	$4,726
Average settlement price	$520	$142	$—	$394
Backlog units	7	12	1	20
Backlog revenue	$2,189	$2,983	$386	$5,558
Average backlog price	$313	$249	$386	$278

	Three months ended March 31, 2008
	Washington DC Metro	North Carolina	Georgia	Total
Gross new orders	23	18	9	50
Cancellations	4	8	4	16
Net new orders	19	10	5	34
Gross new order revenue	$8,159	$4,194	$2,773	$15,125
Cancellation revenue	$1,379	$2,726	$955	$5,060
Net new order revenue	$6,780	$1,467	$1,818	$10,065
Average gross new order price	$355	$233	$308	$302
Settlements	16	22	10	48
Settlement revenue—homebuilding	$6,062	$6,474	$3,404	$15,940
Average settlement price	$379	$294	$340	$332
Backlog units	16	27	14	57
Backlog revenue	$4,529	$7,915	$4,646	$17,090
Average backlog price	$283	$293	$332	$300

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We currently have communities under development in multiple counties throughout the markets we serve. The following table summarizes certain information for our current and planned communities as of March 31, 2009:

Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue to Date
Status: Available for Sales (1)
Allen Creek	GA	SF	26	23	—	3	—	$204,987
Arcanum	GA	SF	34	24	—	10	—	$376,173
Falling Water	GA	SF	22	18	—	4	—	$422,513
Gates at Luberon	GA	SF	31	3	—	28	—	$618,259
Glenn Ivey	GA	SF	20	18	—	2	—	$227,039
James Road	GA	SF	10	9	—	1	—	$339,847
Post Road	GA	SF	60	—	—	60	—	n/a
Wyngate	GA	SF	4	3	1	—	—	$409,160

Sub-Total / Weighted Average (4)			207	98	1	108	—	$323,079

Emerald Farm	MD	SF	84	78	—	6	—	$452,347

Sub-Total / Weighted Average (4)			84	78	—	6	—	$452,347

Allyn’s Landing (5)	NC	TH	108	81	3	24	—	$237,231
Brookfield Station (5)	NC	SF	62	15	—	47	—	$222,757
Haddon Hall	NC	Condo	90	29	1	60	—	$158,399
Holland Road (5)	NC	SF	81	18	2	61	—	$438,324
Providence-SF (5)	NC	SF	58	24	6	28	—	$194,923
Riverbrooke	NC	SF	66	47	—	19	—	$166,608
Wakefield Plantation (5)	NC	TH	77	49	—	28	—	$483,042
Wheatleigh Preserve	NC	SF	28	18	—	10	—	$279,204

Sub-Total / Weighted Average (4)			570	281	12	277	—	$270,172

Commons on Potomac Sq	VA	Condo	191	86	—	105	—	$233,546
Commons on Williams Sq	VA	Condo	180	141	2	37	—	$338,271
Penderbrook	VA	Condo	424	301	—	123	—	$257,029
River Club II	VA	Condo	112	9	4	99	—	$253,542
The Eclipse on Center Park	VA	Condo	465	370	1	94	—	$405,476

Sub-Total / Weighted Average (4)			1,372	907	7	458	—	$327,736

Total Available for Sales			2,233	1,364	20	849	—	$322,239

Status: Development (1)
Shiloh Road I	GA	SF	60	—	—	60	—	n/a
Tribble Lakes	GA	SF	167	—	—	167	—	n/a

Sub-Total / Weighted Average (4)			227	—	—	227	—	n/a

Massey Preserve	NC	SF	187	—	—	187	—	n/a
Providence-TH	NC	TH	18	—	—	18	—	n/a

Sub-Total / Weighted Average (4)			205	—	—	205	—	n/a

Beacon Park	VA	Condo	488	—	—	—	488	n/a
Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total / Weighted Average (4)			535	—	—	47	488	n/a

Total Development			967	—	—	479	488	n/a

Total Active & Development			3,200	1,364	20	1,328	488	$322,239

(1)	“Available for Sales” communities have built or partially built inventory available for sales. “Development” communities are in the development process or are on hold and have no building inventory available for sales.
(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	“Weighted Average” means the weighted average new order sale price.
(5)	Considered ‘active’ for accounting purposes – see Note 5 of the accompanying financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Orders, cancellations and backlog

Gross new order revenue for the three months ended March 31, 2009 decreased $7.2 million, or 47.5%, to $7.9 million on 25 homes as compared to $15.1 million on 50 homes for the three months ended March 31, 2008. Net new order revenue for the quarter ended March 31, 2009 decreased $2.7 million, or 26.3%, to $7.4 million on 22 homes as compared to $10.1 million on 34 homes for the quarter ended March 31, 2008. The 25 unit decrease in gross new orders and the 12 unit decrease in net new orders are attributable to current market conditions in the homebuilding industry which are characterized by a general excess supply of homes available for sale and reduced buyer confidence.

Average gross new order revenue per unit for the three months ended March 31, 2009 increased $15,000 to $317,000, as compared to $302,000 for the three months ended March 31, 2008. This increase is due to the sale of a penthouse unit at our Eclipse project for approximately $1.3 million.

For the three months ended March 31, 2009 we experienced 3 order cancellations totaling $0.5 million of cancellation revenue as compared to 16 orders totaling $5.1 million for the comparable period in 2008. All three cancellations in the first quarter of 2009 were in our Raleigh, N.C. market. This is in contrast to the first quarter of 2008 where we experienced cancellations in all three markets.

Our cancellation rate for the three months ended March 31, 2009 was 12.0% on 25 gross new orders compared to cancellation rate of 32.0% on 50 gross new orders for the comparable period in 2008. In the Raleigh market our cancellation rate was 23.0%, or 3 cancellations on 13 gross new orders. Cancellation rates in general are being fueled by the tightening of the mortgage credit markets and by extended selling periods for resale homes. Our buyers’ inabilities to obtain mortgage financing and/or to resell their homes are significant contributors to cancellations. Our backlog at March 31, 2009 decreased $11.5 million, or 67.4%, to $5.6 million on 20 homes as compared to our backlog at March 31, 2008 of $17.1 million on 57 homes. The reduction of backlog is indicative of the generally slow market conditions in the homebuilding industry.

Revenue

The number of homes delivered for the three months ended March 31, 2009 decreased by 75.0%, or 36 homes, to 12 as compared to 48 homes for the three months ended March 31, 2008. The reduction in new home deliveries was largely attributable to the overall real estate industry contraction. Average revenue per home delivered increased by approximately $62,000 or 18.6% to $394,000 for the three months ended March 31, 2009 as compared to $332,000 for the three months ended March 31, 2008.

Revenue from homebuilding decreased by $11.2 million, or 70.0%, to $4.7 million for the three months ended March 31, 2009 as compared to $15.9 million for the three months ended March 31, 2008. This reduction in revenue from homebuilding is attributable to lower overall volume of unit settlements which is in part the result of a smaller backlog of units at the beginning of the quarter.

Other Revenue

Other revenue for the three months ended March 31, 2009 increased by $0.4 million, or 82.8%, to $0.8 million, as compared to $0.4 million for the three months ended March 31, 2008. Other revenue for the three months ended March 31, 2009 includes $0.7 million of rental revenue from our Penderbrook and Eclipse communities. Other revenue during the first quarter of 2008 is primarily attributable to rental revenue from our Barrington Park and Penderbrook communities. During the third quarter of 2008, Barrington Park was foreclosed upon by the lender and we commenced rental operations at the Eclipse community.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cost of Sales

Cost of sales for the three months ended March 31, 2009 decreased by $9.8 million, or 70.5%, to $4.1 million, or 87.2% of homebuilding revenue, as compared to $13.9 million, or 87.4% of revenue, for the three months ended March 31, 2008. This decrease is the result of reduced revenue from homebuilding.

Impairments and write-offs

As discussed in Note 2 in the accompanying notes to the consolidated financial statements, we recorded impairment and write-off charges of zero and $0.8 million for the three months ended March 31, 2009 and 2008, respectively. Impairments in the first quarter of 2008 consisted of two communities in the greater Atlanta area. Based on management’s assessment of current market conditions and estimates for the future, we believe there are no additional impairments warranted at this time. However, if market conditions deteriorate, actual costs are higher than budgeted or we consent to foreclosures by our lenders on certain assets, we would be required to re-evaluate the recoverability of our real estate held for development and sale and may incur additional impairment charges.

Selling, general and administrative

Selling general and administrative expenses for the three months ended March 31, 2009 decreased $1.2 million or 31.6% to $2.6 million, as compared to $3.8 million for the three months ended March 31, 2008. The reduction is attributable to decreased salary, bonus and other personnel related expenses in conjunction with a continuing effort to make strategic reductions in personnel and related costs.

Operating loss

The operating loss for the three months ended March 31, 2009 of $(2.9) million was unchanged compared to $(2.9) million for the three months ended March 31, 2008. Operating margin for the three months ended March 31, 2009 was (54.5%) as compared to (18.3%) for the three months ended March 31, 2008. The decrease in operating margin is primarily a result of the reduction in revenue discussed above.

Other (income) expense, net

Other (income) expense, net for the three months ended March 31, 2009 decreased by $0.8 million to $(0.4) million as compared to $(1.2) million for the three months ended March 31, 2008. For the three months ended March 31, 2008, approximately $(1.0) million of income was generated from the forfeiture of buyer earnest money deposits at the Eclipse project. For the three months ended March 31, 2009, there was no income generated from forfeited deposits and approximately $(0.3) million of gains recognized on agreements with trade vendors to settle obligations for amounts less than those carried in accounts payable.

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

In production home building, it is common for builders such as ourselves to employ revolving credit facilities under which the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. This revolving debt will typically provide for funding of an amount up to a pre- determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital availability than would be required if we built each project with long-term amortizing debt. At March 31, 2009, we had approximately $100.3 million of outstanding indebtedness and $3.1 million of unrestricted cash.

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

Our overall borrowing capacity is constrained by loan covenants which require maximum loan-to-value ratios, minimum ratios of interest to EBITDA, minimum tangible net worth, minimum unit settlements and maximum ratios of total liabilities to total equity. Our non-compliance with certain of these covenants has, for the period ending December 31, 2008, been waived eliminated or ignored by our lenders. There is no assurance either that we will return to compliance in the future or that our lenders will continue to provide us waivers of our covenants. In the event our banks discontinue funding, accelerate the maturities of their facilities, refuse to waive future covenant defaults or refuse to renew the facilities at maturity we could experience an unrecoverable liquidity crisis in the future. We can make no assurances that internally generated cash advances available under our credit facilities, refinancing of existing underleveraged projects or access to public debt and equity markets will provide us with access to sufficient cash flow to meet our existing and expected operating capital needs in 2009. If we fail to meet our cash requirements we may be required to seek bankruptcy protection or to liquidate.

Both the Company and its subsidiaries have secured debt of approximately $20.9 million which matured prior to March 31, 2009 with another $3.3 million of debt which has either curtailment covenants or interest obligations during 2009. In our industry it was customary for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. That is no longer the case. Since we are the guarantor of a majority of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported and cured loan covenant violations, may at some point negatively impact our ability to renew and extend our debt. Details regarding each of the Company’s credit facilities and the current status are discussed in the section “Credit Facilities” below.

At March 31, 2009 we had $3.1 million in unrestricted cash and $4.0million in restricted cash. Included in our restricted cash balance is $3.0 million on deposit with Wachovia securing an irrevocable letter of credit relating to a captive insurance program. We are working with the insurance provider to obtain a release of the letter of credit. Our access to working capital is very limited and our debt service obligations and operating costs for 2009 exceed our current cash reserves. If we are unable to identify new sources of cash and cash flow and/or successfully modify our existing facilities, we will likely deplete our cash reserves and be forced to file for bankruptcy protection in the near future. There can be no assurances that in that event we would be able to reorganize through bankruptcy, and we might be forced to effect a liquidation of our assets.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Credit Facilities

The majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At March 31, 2009, the one-month LIBOR and prime rates of interest were 0.50 % and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.50% to 15.19%. During 2009 these rates have been relatively stable. Based on current operations, as of March 31, 2009, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $1.0 million in a fiscal year. While some of that interest would be capitalized and included in cost of sales as homes are delivered, the majority of it would be expensed in the period incurred to the extent that it related to projects which are inactive by accounting standards.

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

As described in more detail below, at March 31, 2009 our outstanding debt by lender was as follows (dollars in 000s):

Bank	Balance as of 03/31/09	Recourse
Key Bank	$28,339	Secured
Wachovia	18,914	Secured
Guggenheim Capital Partners	14,320	Secured
JP Morgan Ventures (1)	12,743	Unsecured
M&T Bank	7,754	Secured
Royal Bank of Canada	5,601	Secured
FDIC (Haven Trust)	5,059	Secured
Bank of America	3,670	Unsecured
Seller—Belmont Bay	1,797	Unsecured
Fifth Third	1,315	Secured
Branch Banking & Trust	720	Secured
Seller—Emerald Farm	100	Secured

Total	$100,332

On May 26, 2006 the Company entered into $40.0 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and project related letters of credit. Funding availability was to be limited by compliance with a borrowing base and certain financial covenants. The Company ceased making interest payments on this loan in June 2008, which may be construed by the lender as an event of default under the loan agreement. On July 25, 2008 Wachovia issued the Company a notice of default with respect to this facility. In December 2008 we entered into loan modification agreements with Wachovia by which the single credit facility was split into three separate notes; an $8.0 million revolving construction loan, a $7.0 million term note and a $3.0 million outstanding project note. In connection with these modifications Wachovia wrote off $4.2 million with respect to our Tribble Road Project in Atlanta. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15 we recorded a $3.3 million gain on troubled debt restructuring after accounting for future interest costs. The revolver and term notes mature in January 10, 2010 and the project note matures on December 10, 2011. The revolving loan requires us to meet certain settlement covenants by June 30, 2009 which we will likely not be able to achieve.

At March 31, 2009 the Company had $7.8 million outstanding to M&T Bank. Under the terms of the original loan agreements, the Company was required to maintain certain financial covenants. In March 2007 the Company entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. On October 25, 2007 the Company entered into loan modification agreements which extended maturities and provided for forbearance with respect to all financial covenants. On June 30, 2008, the loans with M&T matured. The Company ceased making interest payments on these loans in July 2008, which was construed by the lender to have been an event of default under the loan agreement. In connection with a dispute between Comstock and the developers of Belmont Bay in Woodbridge, Virginia the developers of Belmont Bay have filed a lis pendens against the River Club II project which represents $6.6 million of the outstanding balance with M&T. The Company believes this to be an illegal slander of title and is vigorously defending itself. Until such time as the title issue is resolved, the Company cannot transfer any of the units at River Club II and therefore cannot generate any loan paydown. Negotiations to modify the terms of the loans with M&T were suspended as a result of the actions of the developers.

At March 31, 2009 the Company had approximately $0.7 million outstanding to Branch Bank & Trust Company (“BB&T”) relating to three construction loans in the Company’s Atlanta market. On August 29, 2008 The Company entered into a foreclosure agreement with BB&T with respect to approximately $31.4 million of debt secured by properties in Virginia and Atlanta, Georgia. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on certain Company real estate assets and BB&T agreed to provide the Company with a full release from its related debt obligations. BB&T completed its foreclosure on the properties in September 2008. The Company retained three pre-sold lots in Atlanta which are not included in the foreclosure agreement. The Company is still awaiting its final release of liability associated with the foreclosures.

At March 31, 2009, the Company had $3.7 million outstanding to Bank of America in a 10-year unsecured note. Under the terms of a friendly foreclosure Bank of America foreclosed on the Company’s Highland Avenue, Brentwood Estates and Senators Ridge projects in Atlanta which served as collateral for other loans of the Company with Bank of America. In addition, Bank of America and Comstock modified the terms of the Company’s existing unsecured note by extending the term to ten (10) year, establishing an interest accrual for the first two years and a six year curtailment schedule starting in year four of the loan’s term.

As of March 31, 2009 the Company had $1.8 million outstanding on a seller funded loan related to, but not secured by, the Company’s River Club II Condominium project. The loan matured but remains unpaid. Discussions with the lender, who is also the Project’s developer, regarding loan modifications and other project related contract modifications have proved unsuccessful, resulting in the Comstock Belmont Bay 8&9, LC and Belmont Bay, LC litigation discussed in Part II herein.

At March 31, 2009 Mathis Partners, LLC, a wholly owned subsidiary of the Company had approximately $5.1 million of principal, accrued interest and fees outstanding to the Federal Deposit Insurance Corporation (FDIC) relating to the Company’s Gates at Luberon project. This loan matured in November 2007. Haven Trust Bank the originating lender and its participating lenders were unwilling to grant an extension on terms the Company felt were reasonable so this loan remains unpaid and unmodified. Haven Trust Bank initiated foreclosure proceedings and the Company protected the equity in the project by seeking bankruptcy protection for the entity which owns Gates at Luberon. The Company elected not to submit a plan of reorganization to the court by September 30, 2008 which resulted in Haven Trust filing a motion to lift the court imposed stay of foreclosure. In December 2008 Haven Trust Bank was closed by the FDIC and its loan portfolio was taken over by the FDIC. Litigation with respect to Haven Trust’s guarantee action against Comstock was stayed with the court while the FDIC determines its intended course of action. Cornerstone Bank, one of the banks to which Haven Trust participated the loan has assumed control of the loan and has reinstated the guarantee and foreclosure actions.

At March 31, 2009 the Company had approximately $14.3 million outstanding to Guggenheim Capital Partners relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company has subsequently entered into a loan modification agreement with Guggenheim and cured the default.

At March 31, 2009 the Company had approximately $5.6 million outstanding to Royal Bank of Canada (“RBC”) relating to three projects in the Atlanta market. The Company ceased making interest payments in July 2008. The Company’s Comstock Homes of Atlanta, LLC subsidiary has received a notice of default from RBC. The Company is not a guarantor of this debt.

On May 4, 2006 the Company closed on a $30.0 million Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30.0 million Senior Unsecured Note Offering with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by the lender’s creditor(s). On March 14, 2008, the Company executed an option to restructure the $30.0 million unsecured note. In connection therewith, the Company made a $6.0 million principal payment to the lender and executed an amended and restated indenture with a new principal balance of $9.0 million, loosened financial covenants and a revised term of 5 years. The Company also issued the lender a seven-year warrant to purchase 1.5 million shares of Class A common stock at $0.70 per share. In exchange the lender agreed to cancel $15.0 million of the outstanding principal balance. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount plus the total estimated future interest payments of $4.4 million over the remaining life of the notes at March 31, 2008. Interest on this senior unsecured debt is prepaid through December 31, 2008. As of December 31, 2008, $12.7 million was outstanding with this facility, which includes its principal amount of $9.0 million plus the total estimated future interest payments of $3.7 million. At March 31, 2009 the Company elected not to make a scheduled interest payment in the amount of $0.2 million.

In December 2005 the Company entered into a $147.0 million secured, limited recourse loan with Corus Bank related to the Company’s Eclipse project. Under the terms of the loan there was a single deed of trust covering two loan tranches. This loan was repaid in full in March 2008.

At March 31, 2009 the Company had $28.3 million outstanding to KeyBank under a revolving credit facility secured by the Company’s Eclipse and Station View projects. Under the terms of the note there is an interest reserve which is increased as the outstanding balance is reduced. At March 31, 2009 the available balance in the interest reserve was approximately $2.1 million. While there are no financial covenants associated with the loan, there are a series of curtailment requirements commencing March 31, 2009. The Company is in negotiations with Key Bank regarding a waiver to the March 31, 2009 minimum curtailment requirement.

As of March 31, 2009 the Company had $1.3 million outstanding with Fifth Third Bank, successor to First Charter Bank. The loan matures on December 10, 2009. There are no financial covenants associated with this loan. The Company is not a guarantor of this debt.

From time to time, the Company has employed subordinated and unsecured credit facilities to supplement the capital resources or a particular project or group of projects. The Company’s lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of March 31, 2009, there was approximately $3.7 million of outstanding variable rate unsecured loans.

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

As of March 31, 2009, maturities and/or scheduled curtailments under our borrowings are as follows:

Year ending December 31,
Past Due (1)	$20,932
2009	3,339
2010	32,729
2011	26,820
2012 and thereafter	16,512

Total	$100,332

(1)	Past due is comprised of Haven Trust Bank ($5.1 million), Royal Bank of Canada ($5.6 million), M&T Bank ($7.8 million), BB&T ($0.7 million) and an unsecured seller financing related to Belmont Bay ($1.8 million).

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cash Flow

Net cash provided by/(used in) operating activities was $(0.3) million for the three months ended March 31, 2009 as compared to $7.0 million for the three months ended March 31, 2008. The decrease is attributable primarily to our receipt of approximately $13.0 million in federal and state tax refunds during the first quarter of 2008.

Net cash provided by/(used in) financing activities was $(2.5) million for the three months ended March 31, 2009 as compared to $0.3 million for the three months ended March 31, 2008. This is attributable to a net increase of payments over borrowings during the three months ended March 31, 2009.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Subsequent Events

On April 17, 2009, the Company was issued a notice of default from Wachovia Bank, National Association (“Wachovia”) regarding its Loan Modification and Forbearance Agreement (the “Agreement”) and its Amended and Restated Promissory Note in the amount of $8.0 million (the “Note” and collectively with the Agreement the “Loans”). Wachovia’s notice is based on allegations of 1) Comstock’s failure to timely pay amounts due under the Agreement and the Note and 2) the existence of certain mechanics liens and liens for unpaid taxes against the collateral securing the Loans. The Company’s total outstanding indebtedness to Wachovia on April 23, 2009 is approximately $18.9 million.

On April 27, 2009, the Company received a notice of payment default from Wells Fargo Bank, N.A as Trustee for an Amended and Restated Indenture between the Company and JP Morgan Ventures (“JPMV”) dated March 14, 2008. The notice of payment default indicated that the failure of the Company to make its quarterly interest payment within 30 days of March 30, 2009 would constitute an Event of Default under the Indenture. The Company’s total outstanding indebtedness to JPMV on May 1, 2009 was approximately $9.0 million plus unpaid interest of $0.2 million.

On April 21, 2009 the Company received a ruling from the United States District Court for the Eastern District of Virginia in which the court ruled to invalidate a $0.6 million mechanics lien filed by Balfour Beatty Construction at the Company’s Eclipse at Potomac Yard project. As a result, the Company believes it has a claim against Balfour Beatty for damages and legal expenses associated with the lien and with defending the lien filing.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 5 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual reporting period after December 15, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances the current disclosure framework in SFAS 133 and requires enhanced disclosures about why an entity uses derivative instruments, how derivative instruments are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s outstanding restricted stock awards will be considered participating securities under the FSP. The FSP is effective for the Company’s fiscal year beginning January 1, 2009, and requires retrospective application. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active. FSP FAS 157-3 was effective upon issuance and adopted by the Company as of September 30, 2008. The adoption of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP is not expected to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis (rather than just annually). The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. FSP 107-1 must be applied prospectively. The adoption of this FSP is not expected to have a material effect on our consolidated financial statements.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2009 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2008.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of March 31, 2009, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $1.0 million in a fiscal year, most of which would be either capitalized into inventory if the project is active, or expensed as incurred if the project is inactive. As a result, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

In April, 2008, a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners") received notice from Haven Trust Bank (Lender) that it filed a collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness owed for the Gates of Luberon project in Atlanta, Georgia. In January 2009, prior to any substantive action taking place in the lawsuit, the Lender failed and was taken over by the Federal Deposit Insurance Corporation (FDIC). The FDIC has sought a stay in the guaranty action through April of 2009. The carrying value of Mathis Partners assets at March 31, 2009 is approximately $4.4 million. Cornerstone Bank, one of the banks to whom Haven Trust participated the loan has assumed control of the collection process and has reinstated the foreclosure and guarantee actions.

On July 3, 2008, the Company and Comstock Belmont Bay 8&9, L.C. (the “Subsidiary”) were served with a complaint by Belmont Bay, LC (“Seller”) to enforce payment of a purchase money promissory note (“Purchase Note”) that matured on March 24, 2007, made by the Subsidiary and guaranteed by the Company with respect to our Beacon Park I Condominium (the “Project”). Demand is made for $2.0 million, plus accrued interest, costs and attorney fees. The Company and Subsidiary have filed answers to the action and the Subsidiary filed a counterclaim against the Seller as a result of its various breaches of the purchase contract that gave rise to the Purchase Note. On July 30, 2008, the Company and Subsidiary received notice of an additional complaint filed by Seller for breach of the purchase contract and on August 6, 2008, the Subsidiary was served with a third complaint by Seller and the master associations for the Belmont Bay development seeking injunctive relief to prohibit the Subsidiary from selling the Project. The Seller and master associations also joined together to file a lis pendens against the Project in October 2008 to notice the third complaint. The Subsidiary and the Company intend to vigorously defend all actions and have filed a complaint against the Seller, the master association and certain individual constituent members of the associations as a result of their various contractual and fiduciary breaches.

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $0.6 million at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $13.8 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $4.0 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February, 2009, we received an order of the court in April, 2009 invalidating the liens. We anticipate a trial on the remainder of the litigation in the third or fourth quarter of 2009. The lender for the Company’s subsidiary had not issued a default notice with respect to the liens but an adverse judgment with respect to the litigation could be considered an event of default under the Key Bank loan associated with the Project.

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

We previously disclosed risk factors under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes these risk factors.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: May 13, 2009	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ Bruce J. Labovitz
Bruce J. Labovitz
Chief Financial Officer