Form 10-Q
period 2009-06-30
Comstock Homebuilding Companies, Inc.
filed 2009-08-14
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 14, 2009, 15,211,499 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,043	$5,977
Restricted cash	3,878	3,859
Real estate held for development and sale	98,409	129,542
Inventory not owned - variable interest entities	—	19,250
Property, plant and equipment, net	457	830
Other assets	1,542	1,402

TOTAL ASSETS	$105,329	$160,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$9,501	$8,232
Obligations related to inventory not owned	—	19,050
Notes payable - secured by real estate	77,151	90,086
Notes payable - unsecured	18,252	12,743

TOTAL LIABILITIES	104,904	130,111

Commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 15,608,438 and 15,608,438 issued and outstanding, respectively	156	156
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	157,121	157,058
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(154,663)	(124,277)

TOTAL COMSTOCK HOMEBUILDING COMPANIES, INC SHAREHOLDERS’ EQUITY	202	30,525
Noncontrolling interest	223	223

TOTAL EQUITY	425	30,749

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,329	$160,860

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Revenue - homebuilding	$2,136	$11,435	$6,862	$27,375
Revenue - other	829	568	1,626	1,004

Total revenue	2,965	12,003	8,488	28,379
Expenses
Cost of sales - homebuilding	1,935	10,260	6,080	24,200
Cost of sales - other	541	293	950	713
Impairments and write-offs	22,938	13,746	22,938	14,577
Selling, general and administrative	2,188	4,079	4,354	7,473
Interest, real estate taxes and indirect costs related to inactive projects	1,554	657	3,354	1,416

Operating loss	(26,191)	(17,032)	(29,188)	(20,001)
Gain on troubled debt restructuring	—	—	—	(8,325)
Other (income) loss, net	1,552	(413)	1,199	(1,598)

Total pre tax loss	(27,743)	(16,619)	(30,387)	(10,078)
Income taxes expense	—	—	1	—

Net (loss) income	(27,743)	(16,619)	(30,388)	(10,078)
Net (loss) income attributable to noncontrolling interest	—	(1)	—	(3)

Net (loss) income attributable to Comstock Homebuilding Companies, Inc	$(27,743)	$(16,618)	$(30,388)	$(10,075)

Basic loss per share	$(1.58)	$(1.00)	$(1.73)	$(0.61)
Basic weighted average shares outstanding	17,554	16,541	17,554	16,502

Diluted loss per share	$(1.58)	$(1.00)	$(1.73)	$(0.61)
Diluted weighted average shares outstanding	17,554	16,541	17,554	16,502

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(30,388)	$(10,078)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization and depreciation	373	355
Impairments and write-offs	22,938	14,577
Gain on troubled debt restructuring	—	(8,325)
Gain on trade payable settlements	(333)	—
Board of directors compensation	—	100
Amortization of stock compensation	64	49
Changes in operating assets and liabilities:
Restricted cash	(19)	585
Receivables	—	252
Due from related parties	—	1
Real estate held for development and sale	4,881	3,062
Other assets	60	19,241
Accounts payable and accrued liabilities	3,268	(11,439)

Net cash provided by operating activities	844	8,379

Cash flows from financing activities:
Proceeds from notes payable	310	23,617
Payments on notes payable	(6,088)	(28,887)
Proceeds from shares issued under employee stock purchase plan	—	8

Net cash used in financing activities	(5,778)	(5,262)

Net (decrease) increase in cash and cash equivalents	(4,934)	3,117
Cash and cash equivalents, beginning of period	5,977	6,822

Cash and cash equivalents, end of period	$1,043	$9,939

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$1,667	$290
Warrants issued in connection with troubled debt restructuring	$—	$720
Reduction in real estate held for development and sale in connection with foreclosure of Mathis Gates properties	$3,314	$—
Reduction of notes payable in connection with foreclosure of Mathis Gates properties	$3,314	$—
Deconsolidation of variable interest inventory and related debt	$19,050	$—

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

The Company’s Class A common stock is traded on the NASDAQ Global market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004. In January 2008 the Company was notified by NASDAQ that it was not in compliance with requirements related to its listing on the NASDAQ Global Market. The Company was granted 180 days to regain compliance. On July 9, 2008 the Company was notified that it had not regained compliance and was going to be delisted from the NASDAQ Global Market. The Company requested a hearing on September 4, 2008 to appeal this decision and seek an additional extension. On October 24, 2008 the Company received a notice from NASDAQ indicating that the NASDAQ Listing Qualifications Panel had granted the Company’s request for continued listing. The notice from NASDAQ indicated that continued listing was subject to: 1) the Company evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading days on or before April 9, 2009, and 2) the Company evidencing a minimum market value of publicly held shares of $5,000 on or before May 10, 2009. In January 2009 and again in March 2009 NASDAQ suspended compliance obligations with respect to these rules. Our deadlines for compliance are now estimated to be August 24, 2009 for the market value of publicly held shares requirement and October 28, 2009 for the bid price requirement.

The Company develops, builds and markets single-family homes, townhouses and condominiums in the Washington D.C., Raleigh, North Carolina and Atlanta, Georgia metropolitan markets. The Company also provides certain management and administrative support services to certain related parties.

The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. During 2006, new home sales in our markets began to slow and that trend has continued to worsen. In response to these conditions, the Company has significantly reduced selling, general and administrative expenses in an effort to align its cost structure with the current level of sales activity, slowed land acquisition, halted land development and construction activities (except where required for near term sales). The Company has also offered for sale various developed lots and land parcels that the Company believes are not needed based on carrying costs and anticipated absorption rates. Additional reductions may be required as the downturn is expected to continue throughout 2009.

Liquidity Developments

During 2008 and continuing into 2009 the banking and credit markets experienced severe disruption as a result of a collapse in the sub-prime and securitized debt markets. As a result, commercial banks and other unregulated lenders have experienced a liquidity crisis which has made funding for real estate investment extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, construction and land development efforts. In addition, this disruption is affecting our customers’ ability to secure mortgage financing for the purchase of our homes. This limitation on available credit continues to have a negative effect on our sales and revenue in 2009 which undermines our ability to generate enough cash to fund our operations, meet our obligations and survive as a going concern. This continuing erosion of our liquidity could result in our need to seek bankruptcy protections either for certain subsidiary entities or for the Company as a whole.

Under normal market conditions it is customary for lenders in our industry to renew and extend debt obligations until a project or collection of projects is completed provided the obligations are kept current. This is no longer the case in our industry. Liquidity constraints among banks have limited their ability to renew loan facilities. As recently reported, and as further discussed in Note 14, several of the Company’s loan facilities have matured with no extensions available. At June 30, 2009 the Company and its subsidiaries had $19.8 million of cash obligations to debt which had either already matured or have payment obligations during the remainder of 2009. The Company is the guarantor of $79.1 million of debt, including that of subsidiaries. As a result, any significant failure to negotiate renewals and extensions to its debt obligations would severely compromise the Company’s liquidity and would jeopardize the Company’s ability to satisfy its capital requirements. This inability to meet our capital requirements could result in our need to seek bankruptcy protections either for certain subsidiary entities or the for Company as a whole.

In response to changing conditions in the banking industry the Company retained external consultants in the second quarter of 2008 to act as a financial advisor to the Company in exploring debt restructuring and alternatives for raising additional capital for the Company. In connection with the exploration of available debt restructuring alternatives, the Company then elected to cease making certain scheduled interest and/or principal curtailment payments while it attempted to negotiate modifications or other satisfactory resolutions from its lenders. During 2008 the Company reported several loan covenant violations and notices of default from several of its lenders. As discussed further in Note 14, these violations and notices led to foreclosures of certain assets and have resulted in certain guarantee enforcement actions being initiated against the Company where no foreclosures have taken place. Many of the Company’s loan facilities contain Material Adverse Effect clauses which, if invoked, could create an event of default under those loans. In the event certain of the Company’s loans were deemed to be in default as a result of a Material Adverse Effect, the Company’s ability to meet its cash flow and debt obligations would be compromised. During the fourth quarter of 2008 the Company discontinued its relationship with its external advisory consultants. The Company has continued to negotiate with its lenders into 2009 and has continued to report default notices and debt restructurings as they occur. The Company may experience additional foreclosure actions in the future as a result of the continuing distress in the real estate and credit markets. The Company cannot at this time provide any assurances that it will be successful in its continuing efforts to work with its lenders on loan modifications. This inability to renegotiate debt could result in our need to seek bankruptcy protections either for certain subsidiary entities or for the Company as a whole.

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes and related community amenities. Our current operations and inventory of home sites will require substantial capital to develop and construct. Our overall borrowing capacity is constrained by various loan covenants. There is no assurance either that we will return to compliance in the future or that our lenders will continue to refrain from exercising their rights related to our covenant violations. In the event our banks discontinue funding, accelerate the maturities of their facilities, refuse to waive future covenant defaults or refuse to renew the facilities at maturity we could experience an unrecoverable liquidity crisis in the future. We can make no assurances that cash advances available under our credit facilities, refinancing of existing underleveraged projects or access to public debt and equity markets will provide us with sufficient capital to meet our existing and expected operating capital needs in 2009. If we fail to meet our cash flow requirements we may be required to seek bankruptcy protection or to liquidate.

At June 30, 2009 we had $1.0 million in unrestricted cash and $3.9 million in restricted cash. Included in our restricted cash balance, to which we have no access, is a $3.0 million deposit with an insurance provider as security for future claims. Our access to working capital is very limited and our debt service obligations and operating costs for 2009 exceed our current cash reserves. If we are unable to identify new sources of liquidity and/or successfully modify our existing facilities, we will likely deplete our cash reserves and be forced to file for bankruptcy protection. There can be no assurances that in that event we would be able to reorganize through bankruptcy, and we might be forced into a trustee managed liquidation of our assets.

2. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale includes land, land development costs, interest and other construction costs. Land held for development is stated at cost, or when circumstances or events indicate that the land is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or market. Land, land development and indirect land development costs are accumulated by specific project and allocated to various lots or housing units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of prepaid local government fees and capitalized interest and real estate taxes. Selling costs are expensed as incurred.

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net book value may not be recoverable.

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company during 2008 and into the second quarter of 2009 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. The Company evaluates its projects on a quarterly basis to determine if recorded carrying amounts are recoverable. This quarter, the Company evaluated all 26 of its projects for impairment and the evaluation resulted in impairment charges of $22,938 across nineteen projects as compared to impairment charges of $13,746 across sixteen projects for the three months ended June 30, 2008. The remaining book value of the properties impaired during the three months ended June 30, 2009 was $51,098. As a result of this analysis, the Company believes that book value approximates fair value for all of its projects except for one with a carrying value of $40,740.

For projects where the Company expects to continue sales, these impairment evaluations are based on discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, primarily estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the selection of a timeframe for sales in a community challenging, the Company has generally assumed sales prices equal to or less than current prices and the remaining lives of the communities were estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model, which is consistent with the discount rate used in prior periods as the Company’s cost of capital has not changed significantly. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates were made.

For projects where the Company expects to sell the remaining lots in bulk or convey the remaining lots to a lender where the loans have matured, the fair value is determined based on offers received from third parties, comparable sales transactions, and/or cash flow valuation techniques.

If the project meets the criteria of held for sale in accordance with SFAS 144, the project is valued at the lower of cost or fair value less estimated selling costs. At June 30, 2009, the Company had three projects with a carrying value of $45,240 that met these criteria.

At March 31, 2009 Mathis Partners, LLC, a wholly owned subsidiary of the Company had approximately $5,100 of principal, accrued interest and fees outstanding to the Federal Deposit Insurance Corporation (FDIC) relating to the Company’s Gates at Luberon project. This loan matured in November 2007. Haven Trust Bank, the originating lender and its participating lenders were unwilling to grant an extension on terms the Company felt were reasonable so this loan remains unpaid and unmodified. Haven Trust Bank initiated foreclosure proceedings and the Company protected the equity in the project by seeking bankruptcy protection for the entity which owns Gates at Luberon. The Company elected not to submit a plan of reorganization to the court by September 30, 2008 which resulted in Haven Trust filing a motion to lift the court imposed stay of foreclosure. In December 2008 Haven Trust Bank was closed by the FDIC and its loan portfolio was taken over by the FDIC. Litigation with respect to Haven Trust’s guarantee action against Comstock was stayed with the court while the FDIC determined its intended course of action. Cornerstone Bank, one of Haven Trust’s participating lenders, assumed control of the loan and reinstated the guarantee and foreclosure actions. In June 2009, Cornerstone Bank foreclosed on 25 of 28 Gates of Luberon lots that collateralized the loan. The Company had been engaged in discussions with Cornerstone Bank regarding a friendly foreclosure agreement regarding all 28 lots and the related debt. However, since no friendly foreclosure agreement was consummated at June 30, 2009, the $3,314 estimated fair value of the 25 foreclosed lots was reclassified from real estate held for development and sale and charged to the $5,100 debt balance outstanding to Cornerstone Bank. After this reclass, and an impairment charge of $1,000, the June 30, 2009 statement of financial position includes the three Gates of Luberon lots not foreclosed upon valued at approximately $135 in real estate held for development and sale and net debt to Cornerstone Bank of approximately $1,786.

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

The following table summarizes impairment charges and write-offs for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Impairments	$22,938	$13,740	$22,938	$14,568
Write-offs	—	6	—	9

	$22,938	$13,746	$22,938	$14,577

After impairments and write-offs, real estate held for development and sale consists of the following:

	June 30, 2009	December 31, 2008
Land and land development costs	$36,504	$51,421
Cost of construction (including capitalized interest and real estate taxes)	61,905	78,121

	$98,409	$129,542

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

On July 7, 2009 the Company reached a settlement agreement with Belmont Bay, LC in a dispute related to the fixed price purchase agreement regarding Phase II of Beacon Park. Under the terms of the settlement agreement, the Company forfeits its $200 deposit and is released from debt owed to Belmont Bay, LC of approximately $1,797. As a result of this settlement agreement, the Company is not asserting its contractual rights under the option contract, which has expired. Therefore the Company is no longer the primary beneficiary and has deconsolidated the entity from its consolidated balance sheet at June 30, 2009. The effect of the deconsolidation was the removal of $19,250 in “Inventory not owned-variable interest entities” with a corresponding reduction of $19,050 (net of land deposits paid of $200) to “Obligations related to inventory not owned.” Creditors, if any, of this deconsolidated variable interest entity have no recourse against the Company relating to this purchase contract.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning period	$931	$1,531	$1,031	$1,537
Additions	14	36	38	216
Releases and/or charges incurred	(117)	(238)	(241)	(424)

Balance at end of period	$828	$1,329	$828	$1,329

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total interest incurred and capitalized	$—	$1,686	$12	$4,360

Interest expensed as a component of cost of sales	$321	$995	$891	$2,120

During the six months ended June 30, 2009 the majority of the Company’s projects in Washington, DC and Atlanta, GA were determined to be inactive for accounting purposes as they were either substantially complete or management elected to suspend construction activities indefinitely. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the consolidated statement of operations related to the inactivation of certain real estate projects held for development and sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total interest incurred and expensed for inactive projects	$1,057	$478	$2,291	$1,080
Total real estate taxes incurred and expensed for inactive projects	309	179	602	336
Total production overhead incurred and expensed for inactive projects	187	—	461	—

	$1,554	$657	$3,354	$1,416

6. LOSS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings (loss) per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic loss per share
Net loss	$(27,743)	$(16,618)	$(30,388)	$(10,075)

Basic weighted-average shares outstanding	17,554	16,541	17,554	16,502

Per share amounts	$(1.58)	$(1.00)	$(1.73)	$(0.61)

Dilutive loss per share
Net loss	$(27,743)	$(16,618)	$(30,388)	$(10,075)

Basic weighted-average shares outstanding	17,554	16,541	17,554	16,502
Stock options and restricted stock grants	—	—	—	—

Dilutive weighted-average shares outstanding	17,554	16,541	17,554	16,502

Per share amounts	$(1.58)	$(1.00)	$(1.73)	$(0.61)

As a result of net losses during the three and six months ended June 30, 2009 and 2008, respectively, stock grant issuances were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive. Options and warrants issued during these periods were also excluded due to the options and warrants having an exercise price greater than the average market price of the common shares.

Comprehensive income

For the three and six months ended June 30, 2009 and 2008, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

The Company is projecting a tax loss for the twelve months ended December 31, 2009. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at June 30, 2009. This results in a zero current income tax expense for the three and six months ended June 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and six months ended June 30, 2009.

We adopted the provisions of FIN 48 as of January 1, 2007. As a result of this adoption, the Company recorded a benefit to the opening accumulated deficit in the amount of $1,663. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense. At June 30, 2009, the Company had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. The unrecognized tax benefits of $77 at June 30, 2009, would not reduce the Company annual effective tax rate if recognized. The Company has accrued interest and recorded a liability of $77 related to these unrecognized tax benefits during 2009. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.

8. STOCK REPURCHASE PROGRAM

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1,000 shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the twelve months ended December 31, 2006, the Company repurchased an aggregate of 391 shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased in 2007, 2008 or during the six months ended June 30, 2009. The Company has no immediate plans to repurchase any additional shares under the existing authorization.

9. COMMITMENTS AND CONTINGENCIES

Litigation

In April, 2008, a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”) received notice from Haven Trust Bank (Lender) that it filed a collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness owed for the Gates of Luberon project in Atlanta, Georgia. In January 2009, prior to any substantive action taking place in the lawsuit, the Lender failed and was taken over by the Federal Deposit Insurance Corporation (FDIC). The FDIC sought a stay in the guaranty action through April of 2009. Cornerstone Bank, one of the banks to whom Haven Trust participated the loan has assumed control of the collection process and has reinstated the foreclosure and guarantee actions. Foreclosure of a portion of the Property took place on June 2, 2009, at which time a bid was made on the Property by Cornerstone Bank for approximately $1,275. Cornerstone Bank has sought the Court’s confirmation of the foreclosure sale, to which the Company and Mathis Partners intends to object. The confirmation of the foreclosure sale, and the Company’s objection, is scheduled to be heard in September 2009.

On or about June 10, 2009, a judgment of $1,502 was entered against Comstock Homes of Atlanta, LLC, a subsidiary of the Company, as a result of an uncontested breach of contract claim related to a discontinued development project in the Atlanta area. A liability for this judgment has been recorded as of June 30, 2009.

On July 3, 2008, the Company and Comstock Belmont Bay 8&9, L.C. (the “Subsidiary”) were served with a complaint by Belmont Bay, LC (“Seller”) to enforce payment of a purchase money promissory note (“Purchase Note”) that matured on March 24, 2007, made by the Subsidiary and guaranteed by the Company with respect to our Beacon Park I Condominium (the “Project”). Demand was made for $1,993, plus accrued interest, costs and attorney fees. The Company and Subsidiary filed answers to the action and the Subsidiary filed a counterclaim against the Seller as a result of its various breaches of the purchase contract that gave rise to the Purchase Note. On July 30, 2008, the Company and Subsidiary received notice of an additional complaint filed by Seller for breach of the purchase contract and on August 6, 2008, the Subsidiary was served with a third complaint by Seller and the master associations for the Belmont Bay development seeking injunctive relief to prohibit the Subsidiary from selling the Project. The Seller and master associations also joined together to file a lis pendens against the Project in October 2008 to notice the third complaint. As discussed in Note 3, on or about July 8, 2009, the parties executed a Settlement Agreement and Final Orders were entered in the cases, dismissing the cases with prejudice. As part of the Settlement Agreement, the obligations under the Purchase Note and guaranty were released, subject to satisfaction of certain conditions set forth in the Settlement Agreement.

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $13,800 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $4,000. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February, 2009, we received an order of the court in April, 2009 invalidating the liens. A trial is scheduled to begin September 8, 2009. The lender for the Company’s subsidiary had not issued a default notice with respect to the liens but an adverse judgment with respect to the litigation could be considered an event of default under the KeyBank loan associated with the Project.

The Company and/or its subsidiaries have also been named as a party defendant in legal actions arising from our other business operations that on an aggregate basis would be deemed material if decided against the Company and/or its subsidiaries for the full amounts claimed. Although the Company would not be liable in all instances for judgments against its subsidiaries, we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to legal actions currently pending against the Company or its subsidiaries.

Further, it is anticipated that in the future that the Company or its subsidiaries will be named as a defendant in additional legal actions arising from our past business activities. Although we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to legal actions that may be brought against the Company in the future, it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. At August 1, 2009 the Company has issued $976 in letters of credit and $7,463 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

10. RELATED PARTY TRANSACTIONS

The Company entered into a lease agreement for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia with Comstock Asset Management, L.C., (CAM) an entity wholly owned by Christopher Clemente. In October 2007, the lease agreement was amended decreasing the total square footage from 24.1 to 17.1 and extending the term to four years through September 2011. For the three months ended June 30, 2009 and 2008, total payments made under this lease agreement were $116 and $137, respectively. During the six months ended June 30, 2009 and 2008 total payments were $257 and $285, respectively. During the second quarter of 2009, the Company began deferring a portion of its monthly rent payment to CAM as well as deferring a portion of the base salary payments to executive officers Chris Clemente and Greg Benson. As a result of its liquidity constraints, the Company expects to further reduce its office lease obligation to CAM.

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

During 2003, the Predecessor entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology and website consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For three months ended June 30, 2009 and 2008, the Company paid $25 and $50, respectively. During the six months ended June 30, 2009 and 2008, the Company paid $45 and $164, respectively, to I-Connect.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

11. SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for the manner in which companies report information about operating segments. The Company determined it provides one single type of business activity, homebuilding, which operates in multiple geographic or economic environments. In addition, as a result of the Company’s acquisitions in Georgia and North Carolina, which became fully integrated in the fourth quarter of 2006, the Company modified how it analyzes its business during the fourth quarter of 2006. The Company had, in years prior to 2009, determined that its homebuilding operations primarily involved three reportable geographic segments: Washington DC Metropolitan Area, Raleigh, North Carolina, and Atlanta, Georgia. Based on reduced activity in the Atlanta market, the Company elected to consolidate the Raleigh and Atlanta segments into the Southeast region segment, effective January 1, 2009. As such, the three and six months ended June 30, 2008 have been restated for presentation purposes only. The aggregation criteria are based on the similar economic characteristics of the projects located in each of these regions. The table below summarizes revenue and income (loss) before income taxes for each of the Company’s geographic segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Washington DC Metropolitan Area	$2,606	$6,252	$7,562	$12,751
Southeast region	359	5,751	926	15,628

Total revenue	$2,965	$12,003	$8,488	$28,379

	—
Segment operating gain (loss)	—
Washington DC Metropolitan Area	$(16,365)	$(6,492)	$(17,464)	$(7,032)
Southeast region	(8,365)	(8,184)	(8,519)	(9,360)

Total segment operating loss	(24,730)	(14,676)	(25,983)	(16,392)
Corporate expenses unallocated	(1,461)	(2,356)	(3,205)	(3,610)

Total operating loss	(26,191)	(17,032)	(29,188)	(20,002)
Other income (loss)	1,552	413	1,199	9,924

Loss before income taxes	$(27,743)	$(16,619)	$(30,387)	$(10,078)

The table below summarizes impairments and write-offs by segment. These expenses are included in the segment operating income (loss) as reflected in the table above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Washington DC Metropolitan Area	$15,351	$6,132	$15,351	$6,141
Southeast region	7,587	7,614	7,587	8,436

	$22,938	$13,746	$22,938	$14,577

The table below summarizes total assets for the Company’s segments as of:

	June 30, 2008	December 31, 2008
Washington DC Metropolitan Area	$76,672	$116,483
Southeast region	23,919	34,925
Corporate	4,738	9,452

Total assets	$105,329	$160,860

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

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2009, which is the date these financial statements were issued. Except for the event set forth below, no material subsequent events occurred between June 30, 2009 and August 14, 2009.

On July 8, 2009, the Company executed a settlement agreement with an unsecured lender to resolve all outstanding issues and to compromise and settle all outstanding claims against one another, including its $1,664 unsecured purchase money note plus interest due. In connection therewith, the Company agreed to forfeit their $200 land option deposit and the unsecured lender agreed to release the Company’s from liability under the $1,664 deferred purchase money note and interest accrued. This transaction will be recognized in the 2009 third quarter and will be accounted for as a transfer of assets in full settlement of debt pursuant to SFAS 15. Under SFAS 15, the Company will recognize a gain of approximately $1,500 measured by the excess of the carrying amount of the debt and interest settled over the forfeited deposit.

On July 30, 2009 the Company conveyed thirty-three single family lots at our Providence community for approximately $715. Had it not been able to execute this sale, it is likely that the Company would not have been able to meet its cashflow obligations and would have been forced to seek bankruptcy protection.

14. CREDIT FACILITIES

The Company has outstanding borrowings with various financial institutions and other lenders which have been used to finance the acquisition, development and construction of real estate property.

As of June 30, 2009, maturities and/or curtailment obligations of all of our borrowings are as follows:

Year ending December 31,
Past Due(1)	$17,624
2009	2,217
2010	32,048
2011	26,957
2012 and thereafter	16,557

Total	$95,403

(1)	Past due is comprised of Haven Trust Bank ($1,791), Royal Bank of Canada ($5,602), M&T Bank ($7,694) and BB&T ($741) and an unsecured seller financing related to Belmont Bay ($1,796).

The majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At June 30, 2009, the one-month LIBOR and prime rates of interest were 0.31% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.50% to 15.19%. During 2009 these rates have been relatively stable. Based on current operations, as of June 30, 2009, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.8 million in a fiscal year. While some of that interest would be capitalized and included in cost of sales as homes are delivered, the majority of it would be expensed in the period incurred to the extent that it related to projects which are inactive by accounting standards.

In the past the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company has numerous credit facilities and lenders. After evaluating its options with respect to restructuring its debts the Company elected to suspend making regularly scheduled cash interest payments on all of its debt. During the second half of 2008 the Company was in discussions with substantially all of its lenders to negotiate amendments to its loan facilities and modifications to its guarantees that were more aligned with the evolving housing market downturn and the Company’s limited liquidity. The Company was successful in renegotiating a significant portion of its debts. During the first half of 2009 the Company has continued its effort to reorganize all of its outstanding debts with its creditors. The Company has notified its lenders that absent amicable agreements being reached within the very near term regarding the restructure of its bank debts in a manner that will provide the Company with working capital sufficient to stabilize and continue operations, that the Company expects to have exhausted its cash reserves and will be forced into reorganization under the protection of the bankruptcy court. The Company is actively negotiating with all of its lenders in this restructuring initiative.

As described in more detail below, at June 30, 2009 our outstanding debt by lender was as follows (dollars in 000s):

Bank	Balance as of 06/30/09	Recourse
KeyBank	$27,218	Secured
Wachovia	18,220	Secured
Guggenheim Capital Partners	14,457	Secured
JP Morgan Ventures	12,743	Unsecured
M&T Bank	7,694	Secured
Royal Bank of Canada	5,602	Secured
Cornerstone (Haven Trust)	1,791	Secured
Bank of America	3,713	Unsecured
Seller – Belmont Bay	1,796	Unsecured
Fifth Third	1,328	Secured
Branch Banking & Trust	741	Secured
Seller – Emerald Farm	100	Secured

Total	$95,403

At June 30, 2009 the Company had $27.2 million outstanding to KeyBank under a revolving credit facility secured by the Company’s Eclipse and Station View projects. Under the terms of the note there is an interest reserve which is increased as the outstanding balance is reduced. At June 30, 2009 the available balance in the interest reserve was approximately $2.0 million. While there are no financial covenants associated with the loan, there are a series of curtailment requirements commencing March 31, 2009. At June 30, 2009, the Company is in negotiations with KeyBank regarding a waiver to the minimum curtailment requirement.

On May 26, 2006 the Company entered into $40.0 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and project related letters of credit. Funding availability was to be limited by compliance with a periodic borrowing base calculation and certain financial covenants. The Company ceased making interest payments on this loan in June 2008, which was construed by the lender to have been an event of default under the loan agreement. On July 25, 2008 Wachovia issued the Company a notice of default with respect to this facility. In December 2008 we entered into loan modification agreements with Wachovia by which the single credit facility was split into three separate notes; an $8.0 million revolving construction loan, a $7.0 million term note and a $3.0 million outstanding project note. In connection with these modifications Wachovia wrote off $4.2 million with respect to our Tribble Road Project in Atlanta. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15 we recorded a $3.3 million gain on troubled debt restructuring after accounting for future interest costs. The revolver and term notes mature in January 2009 and the project note matures in December 2011. On April 17, 2009, the Company received a notice of default from Wachovia based on allegations of 1) Comstock’s failure to timely pay amounts due under the Agreement and the Note and 2) the existence of certain mechanics liens and liens for unpaid taxes against the collateral securing the Loans. Additionally, the revolving loan required us to meet certain settlement covenants by June 30, 2009 which we did not achieve. At June 30, 2009 the outstanding balance under the three loans was $18.2 million.

At June 30, 2009 the Company had approximately $14.5 million outstanding to Guggenheim Capital Partners relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company has subsequently entered into a loan modification agreement with Guggenheim and cured the default.

On May 4, 2006 the Company closed on a $30.0 million Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30.0 million Senior Unsecured Note Offering with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by the lender’s creditor(s). On March 14, 2008, the Company executed an option to restructure the $30.0 million unsecured note. In connection therewith, the Company made a $6.0 million principal payment to the lender and executed an amended and restated indenture with a new principal balance of $9.0 million, loosened financial covenants and a revised term of 5 years. The Company also issued the lender a seven-year warrant to purchase 1.5 million shares of Class A common stock at $0.70 per share. In exchange the lender agreed to cancel $15.0 million of the outstanding principal balance. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount plus the total estimated future interest payments of $4.4 million over the remaining life of the notes at March 31, 2008. Interest on this senior unsecured debt is prepaid through December 31, 2008. As of June 30, 2009, $12.7 million was outstanding to JP Morgan Ventures under this facility, which includes its principal amount of $9.0 million plus the total estimated future interest payments of $3.7 million. At March 31, 2009 the Company elected not to make a scheduled interest payment in the amount of $0.2 million. On April 27, 2009, the Company received a notice of payment default from the lender. The notice of payment default indicated that the failure of the Company to make its quarterly interest payment within 30 days of March 30, 2009 would constitute an Event of Default under the Indenture. The Company has not cured the default.

At June 30, 2009 the Company had $7.7 million outstanding to M&T Bank. Under the terms of the original loan agreements, the Company was required to maintain certain financial covenants. In March 2007 the Company entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. On October 25, 2007 the Company entered into loan modification agreements which extended maturities and provided for forbearance with respect to all financial covenants. On June 30, 2008, the loans with M&T matured. The Company ceased making interest payments on these loans in July 2008, which was construed by the lender to have been an event of default under the loan agreement. In connection with a dispute between Comstock and the developers of Belmont Bay in Woodbridge, Virginia the developers of Belmont Bay had filed a lis pendens against the River Club II project which represents $6.6 million of the $7.7 million balance outstanding with M&T. On or about July 8, 2009, the Company and the developers of Belmont Bay executed a Settlement Agreement and Final Orders were entered in the cases, dismissing the cases with prejudice. As part of the Settlement Agreement, the Company’s obligations under the Purchase Note, including debt outstanding to the developers of Belmont Bay of $1.8 million, were released, subject to satisfaction of certain conditions set forth in the Settlement Agreement.

At June 30, 2009 the Company had approximately $5.6 million outstanding to Royal Bank of Canada (“RBC”) relating to three projects in the Atlanta market. The Company ceased making interest payments in July 2008. The Company’s Comstock Homes of Atlanta, LLC subsidiary has received a notice of default from RBC. The Company is not a guarantor of this debt.

On June 1, 2009 Mathis Partners, LLC, a wholly owned subsidiary of the Company had approximately $5.1 million of principal, accrued interest and fees outstanding to Cornerstone Bank relating to the Company’s Gates at Luberon project. This loan matured in November 2007. Haven Trust Bank, the originating lender, and its participating lenders were unwilling to grant an extension on terms the Company felt were reasonable so this loan remains unpaid and unmodified. Haven Trust Bank initiated foreclosure proceedings and the Company protected the equity in the project by seeking bankruptcy protection for the entity which owns Gates at Luberon. The Company elected not to submit a plan of reorganization to the court by September 30, 2008 which resulted in Haven Trust filing a motion to lift the court imposed stay of foreclosure. In December 2008 Haven Trust Bank was closed by the FDIC and its loan portfolio was taken over by the FDIC. Litigation with respect to Haven Trust’s guarantee action against Comstock was stayed with the court while the FDIC determines its intended course of action. Cornerstone Bank, one of the banks to which Haven Trust participated the loan has assumed control of the loan and has reinstated the guarantee and foreclosure actions. In June 2009, Cornerstone foreclosed on 25 of the 28 lots at the Gates of Luberon project. Cornerstone Bank has sought the Court’s confirmation of the foreclosure sale, to which the Company and Mathis Partners intends to object. The confirmation of the foreclosure sale is scheduled to be heard in September 2009. The $3.3 million estimated fair value of 25 foreclosed lots was removed from real estate held for development and sale and netted against debt outstanding to Cornerstone reducing the June 30, 2009 reported debt balance to $1.8 million.

At June 30, 2009, the Company had $3.7 million outstanding to Bank of America in a 10-year unsecured note. Bank of America and Comstock modified the terms of the Company’s existing unsecured note by extending the term to ten (10) years, establishing an interest accrual for the first two years and a six year curtailment schedule starting in year four of the loan’s term.

As of June 30, 2009 the Company had $1.8 million outstanding on a seller funded loan related to, but not secured by, the Company’s River Club II Condominium project at Belmont Bay. On July 8, 2009, the Company executed a settlement agreement with the seller to resolve all outstanding issues and to compromise and settle all outstanding claims against one another, including its $1.8 million loan plus interest due. In connection therewith, the Company agreed to forfeit their $0.2 million land option deposit and the lender agreed to release the Company from liability under the $1.8 million loan and interest accrued. This transaction will be recognized in the 2009 third quarter and will be accounted for as a transfer of assets in full settlement of debt pursuant to SFAS 15. Under SFAS 15, the Company will recognize a gain of approximately $1.5 million measured by the excess of the carrying amount of the debt and interest settled over the forfeited deposit.

As of June 30, 2009 the Company had $1.3 million outstanding with Fifth Third Bank, successor to First Charter Bank. The loan matures on December 10, 2009. There are no financial covenants associated with this loan. The Company is not a guarantor of this debt.

At June 30, 2009 the Company had approximately $0.7 million outstanding to Branch Bank & Trust Company (“BB&T”) relating to three construction loans in the Company’s Atlanta market. On August 29, 2008 The Company entered into a foreclosure agreement with BB&T with respect to approximately $31.4 million of debt secured by properties in Virginia and Atlanta, Georgia. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on certain Company real estate assets and BB&T agreed to provide the Company with a full release from its related debt obligations. BB&T completed its foreclosure on the properties in September 2008. The Company retained three pre-sold lots in Atlanta which are not included in the foreclosure agreement. The Company is still awaiting its final release of liability associated with the foreclosures.

In December 2005 the Company entered into a $147.0 million secured, limited recourse loan with Corus Bank related to the Company’s Eclipse project. Under the terms of the loan there was a single deed of trust covering two loan tranches. This loan was repaid in full in March 2008.

From time to time, the Company has employed subordinated and unsecured credit facilities to supplement the capital resources or a particular project or group of projects. The Company’s lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of June 30, 2009, there was approximately $3.7 million of outstanding variable rate unsecured loans.

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

As illustrated by the preceding debt maturity schedule, we have a significant amount of debt which either has matured or will mature in the near future. In our industry, it was customary for secured debt to be renewed until a project is complete but we have no assurance that this will be the case with our debts. Our recently reported and cured loan covenant violations, may impact our ability to renew and extend our debt. Failure to meet our obligations as they come due could force us to have to use court protections under bankruptcy to continue to operate.

The Company’s debt with M&T Bank, JP Morgan, and Wachovia contains certain financial covenants. The Minimum Tangible Net Worth covenants are as follows: M&T Bank, $135.0 million, Wachovia, $145.0 million, and JP Morgan, $35.0 million. Additionally, the M & T Bank loan contains the following additional covenants: a required Interest Coverage Ratio of 2.5 to 1, a required Debt to Net Worth Ratio of 2.5 to 1. The Wachovia loan also contains additional covenants: a required EBITDA to Debt Service of 2.5 to 1, a required Global Sold to Unsold Ratio (based on backlog and speculative homes), not to exceed 1.2 to 1, and a required Maximum Total Liabilities to Tangible Net Worth, not to exceed 2.5 to 1. The JP Morgan loan also contains additional covenants: a required Leverage Ratio, not to exceed 3.0 to 1, and a required Fixed Charge Ratio of 0.5 to 1. Additionally, the Company’s debt with KeyBank contains a nonfinancial covenant related to a required number of settlements each month. In addition to the defaults described above, the Company is not in compliance with any of the above mentioned covenants. A default notice has been received from each of the respective banks as of June 30, 2009.

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

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Statement does not require or permit any new fair value measurements but does apply under other accounting pronouncements that require or permit fair value measurements. The changes to current practice resulting from the Statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. With respect to SFAS 157, the FASB also issued FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. Effective January 1, 2008, we adopted, on a prospective basis, the portions of

SFAS 157 not deferred by FSP FAS 157-2; this adoption did not have a material effect on our financial position, results of operations or cash flows. Effective January 1, 2009, we adopted SFAS 157 for our non-financial assets and non-financial liabilities; this adoption did not have a material effect on our financial position, results of operations or cash flows.

We also adopted FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS-157-3”), effective upon its issuance by the FASB on October 10, 2008. The adoption of FSP FAS-157-3 did not have a material effect on our financial position, results of operations or cash flows.

We also adopted FASB Staff Position SFAS 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS-157-4”). The Company adopted this FSP in the second quarter. The adoption did not have a material effect on our financial position, operating results or cash flows.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values based on their short maturities. The carrying amount of floating rate debt approximates fair value.

The fair value of fixed rate debt is based on observable market rates (level 2 inputs). The following table summarizes the fair value of fixed rate debt and the corresponding carrying value of fixed rate debt as of June 30:

	June 30, 2009	December 31, 2008
Carrying amount	$9,000	$10,797
Fair value	$8,853	$10,542

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The Company may also value its real estate held for development and sale at fair value on a nonrecurring basis if it is determined that an impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as level 3. See Note 2 for a further discussion of the valuation techniques and the inputs used.

17. RECLASSIFICATION

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

We are a residential real estate developer that has substantial experience building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family buildings and mixed-use (residential and commercial) developments in suburban communities and high density urban infill areas. We have historically built projects with the intent that they be sold either as fee-simple properties, condominiums, or investment properties. We focus on geographic areas, products and price points where we believe there will be continuing demand for new housing and potential for attractive returns. We have operated in the Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia markets where we target first-time, early move-up, secondary move-up, and empty nester move-down buyers. However, during the first half of 2009, we have halted operations in Atlanta, Georgia and substantially suspended operations in Raleigh, N.C. We focus on the “middle-market” meaning that we tend to offer products in the middle price points in each market, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our markets. Since our founding in 1985, and as of December 31, 2008, we have built and delivered more than 5,170 homes generating revenue in excess of $1.3 billion.

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

As a result of deteriorating market conditions, we have adjusted certain aspects of our business strategy. In 2008, we focused our energy on repositioning projects, reducing debt, reducing costs, managing liquidity, renegotiating loans with current period and near-term maturities, refinancing projects and enhancing our balance sheet. We have cancelled or postponed plans to start several new projects and either renegotiated or cancelled contracts to purchase certain other projects. As a result, we purchased no new land in 2008 or so far in 2009. We have sold certain land and other assets and taken steps to significantly reduce our inventory of speculative homes as well. Until market conditions stabilize, we will continue to focus on working through the inventory we own. This will include continuing efforts to either turn over to our lenders or sell certain land parcels where we believe it is the best strategy relative to that particular asset.

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

During the past several years our business has included the development, redevelopment and construction of residential mid-rise and high-rise condominium complexes. The majority of our multi-family projects are in our core market of the greater Washington, D.C. area. We believe the demographics and housing trends in the Washington, DC area will continue to generate demand for high density housing and mixed-use developments over the long term. However, condominium sales in the greater Washington, D.C. area have declined significantly as a result of current economic conditions. In order to reduce the cost associated with carrying our condominium inventory in the Washington, DC region we are temporarily operating two of our multi-family projects as hybrid for-sale and for-rent properties. This approach provides us regular cash flow which we use to offset a portion of the carry costs associated with the applicable multi-family assets. In addition, we believe the value of the assets will increase over time as market conditions stabilize or improve. In Raleigh, North Carolina we continue to be focused on lower density housing principally single family homes. We have halted our operations in Atlanta, Georgia and substantially suspended operations in Raleigh, N.C. in an effort to concentrate resources in the Washington, D.C. market and on reorganizing our debt.

In today’s real estate market our general operating business strategy has the following key elements:

•	protect liquidity and maximize capital availability;

•	maximize the realized value of our real estate owned;

•	utilize technology to streamline operations, reduce costs, enhance customer communications and facilitate sales

•	rationalize overhead expenses;

•	focus on our core markets in the Washington, D.C. metropolitan area;

•	focus on our current land inventory in our core markets;

•	focus on a broad segment of the home buying market, aka the “middle market”;

•	create opportunities in areas overlooked by our competitors;

•	maximize our economies of scale;

•	aggressively prosecute existing litigation to recover costs and damages caused by others.

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

At June 30, 2009, we owned approximately 1,300 building lots. The following table summarizes certain information related to new orders, settlements, and backlog for the three and six month period ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	22	—	—	22
Cancellations	5	3	1	9
Net new orders	17	(3)	(1)	13
Gross new order revenue	$5,396	$—	$—	$5,396
Cancellation revenue	$1,669	$570	$386	$2,625
Net new order revenue	$3,727	$(570)	$(386)	$2,771
Average gross new order price	$245	$—	$—	$245
Settlements	6	2	—	8
Settlement revenue - homebuilding	$1,777	$359	$—	$2,136
Average settlement price	$296	$180	$—	$267
Backlog units	18	7	—	25
Backlog revenue	$4,138	$2,053	$—	$6,191
Average backlog price	$230	$293	$—	$248

	Three months ended June 30, 2008
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	18	12	4	34
Cancellations	8	3	3	14
Net new orders	10	9	1	20
Gross new order revenue	$5,971	$3,502	$1,395	$10,868
Cancellation revenue	$1,761	$899	$975	$3,635
Net new order revenue	$4,210	$2,603	$420	$7,233
Average gross new order price	$332	$292	$349	$320
Settlements	17	15	6	38
Settlement revenue - homebuilding	$5,684	$3,825	$1,926	$11,435
Average settlement price	$334	$255	$321	$301
Backlog units	10	21	9	40
Backlog revenue	$3,094	$6,732	$3,174	$13,000
Average backlog price	$309	$321	$353	$325

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Six months ended June 30, 2009
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	34	13	—	47
Cancellations	5	6	1	12
Net new orders	29	7	(1)	35
Gross new order revenue	$11,009	$2,319	$—	$13,328
Cancellation revenue	$1,669	$1,093	$386	$3,148
Net new order revenue	$9,340	$1,226	$(386)	$10,180
Average gross new order price	$324	$178	$—	$284
Settlements	14	6	—	20
Settlement revenue - homebuilding	$5,936	$926	$—	$6,862
Average settlement price	$424	$154	$—	$343
Backlog units	18	7	—	25
Backlog revenue	$4,138	$2,053	$—	$6,191
Average backlog price	$230	$293	$—	$248

	Six months ended June 30, 2008
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	42	30	13	85
Cancellations	12	11	7	30
Net new orders	30	19	6	55
Gross new order revenue	$14,206	$7,711	$4,188	$26,105
Cancellation revenue	$3,140	$3,625	$1,930	$8,695
Net new order revenue	$11,066	$4,086	$2,258	$17,410
Average gross new order price	$338	$257	$322	$307
Settlements	33	37	16	86
Settlement revenue - homebuilding	$11,746	$10,299	$5,330	$27,375
Average settlement price	$356	$278	$333	$318
Backlog units	10	21	9	40
Backlog revenue	$3,094	$6,732	$3,174	$13,000
Average backlog price	$309	$321	$353	$325

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We currently have communities under development in multiple counties throughout the markets we serve. The following table summarizes certain information for our current and planned communities as of June 30, 2009:

	As of June 30, 2009
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue to Date
Status: Active (1)
Allen Creek	GA	SF	26	23	—	3	—	$204,987
Arcanum	GA	SF	34	24	—	10	—	$376,173
Falling Water	GA	SF	22	18	—	4	—	$422,513
Gates at Luberon	GA	SF	6	3	—	3	—	$618,259
Glenn Ivey	GA	SF	20	18	—	2	—	$227,039
James Road	GA	SF	10	9	—	1	—	$339,847
Post Road	GA	SF	60	—	—	60	—	n/a
Wyngate	GA	SF	4	3	—	1	—	$416,990

Sub-Total / Weighted Average (4)			182	98	—	84	—	$322,440
Emerald Farm	MD	SF	84	78	—	6	—	$452,347

Sub-Total / Weighted Average (4)			84	78	—	6	—	$452,347
Allyn’s Landing (5)	NC	TH	108	82	2	24	—	$237,231
Brookfield Station (5)	NC	SF	62	15	—	47	—	$222,757
Haddon Hall	NC	Condo	90	30	—	60	—	$158,399
Holland Road (5)	NC	SF	81	18	2	61	—	$438,324
Providence-SF (5)	NC	SF	68	24	3	41	—	$195,452
Riverbrooke	NC	SF	66	47	—	19	—	$166,608
Wakefield Plantation (5)	NC	TH	77	49	—	28	—	$483,042
Wheatleigh Preserve	NC	SF	28	18	—	10	—	$279,204

Sub-Total / Weighted Average (4)			580	283	7	290	—	$270,999
Commons on Potomac Sq	VA	Condo	191	87	1	103	—	$231,935
Commons on Williams Sq	VA	Condo	180	141	8	31	—	$333,869
Penderbrook	VA	Condo	424	303	6	115	—	$255,437
River Club II	VA	Condo	112	9	—	103	—	$257,464
The Eclipse on Center Park	VA	Condo	465	373	3	89	—	$403,918

Sub-Total / Weighted Average (4)			1,372	913	18	441	—	$325,754

Total Active			2,218	1,372	25	821	—	$321,224

Status: Development (1)
Shiloh Road I	GA	SF	60	—	—	60	—	n/a
Tribble Lakes	GA	SF	167	—	—	167	—	n/a

Sub-Total / Weighted Average (4)			227	—	—	227	—	n/a
Massey Preserve	NC	SF	187	—	—	187	—	n/a

Sub-Total / Weighted Average (4)			187	—	—	187	—	n/a
Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total / Weighted Average (4)			47	—	—	47	—	n/a
Total Development			461	—	—	461	—	n/a

Total Active & Development			2,679	1,372	25	1,282	—	$321,224

(1)	“Available for Sales” communities have built or partially built inventory available for sales. “Development” communities are in the development process or are on hold and have no building inventory available for sales.

(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.

(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.

(4)	“Weighted Average” means the weighted average new order sale price.

(5)	Considered ‘active’ for accounting purposes – see Note 5 of the accompanying financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008

Orders, cancellations and backlog

Gross new order revenue for the three months ended June 30, 2009 decreased $5.5 million, or 50.3%, to $5.4 million on 22 homes as compared to $10.9 million on 34 homes for the three months ended June 30, 2008. For the six months ended June 30, 2009, gross new order revenue decreased $12.8 million, or 48.9% to $13.3 million on 47 homes, as compared to $26.1 million on 85 homes for the six months ended June 30, 2008. Net new order revenue for the three months ended June 30, 2009 decreased $4.4 million, or 61.7%, to $2.8 million on 13 homes as compared to $7.2 million on 20 homes for the three months ended June 30, 2008. Net new order revenue for the six months ended June 30, 2009 decreased $7.2 million, or 41.5%, to $10.2 million on 35 homes as compared to $17.4 million on 55 homes for the six months ended June 30, 2008. The decrease in gross new orders and net new orders are attributable to current market conditions in the homebuilding industry which are characterized by a general excess supply of homes available for sale and reduced buyer confidence.

Average gross new order revenue per unit for three months ended June 30, 2009 decreased $75,000 to $245,000, as compared to $320,000 for the three months ended June 30, 2008. The average gross new order revenue per unit for the six months ended June 30, 2009 decreased $23,000 to $284,000, as compared to $307,000 for the six months ended June 30, 2008.

For the three months ended June 30, 2009 we experienced 9 order cancellations totaling $2.6 million of cancellation revenue as compared to 14 orders totaling $3.6 million for the three months ended June 30, 2008. For the six months ended June 30, 2009 we experienced 12 order cancellations totaling $3.1 million of cancellation revenue as compared to 30 order cancellations totaling $8.7 million for the six months ended June 30, 2008. Cancellations in the second quarter of 2009 were spread amongst our various communities with most occurring in the greater Washington, DC Market. This is consistent with the second quarter of 2008.

Our cancellation rate for the six months ended June 30, 2009 was 25.5%, or 12 cancellations on 47 gross new orders compared to a cancellation rate of 35.2%, or 30 cancellations on 85 gross new orders for the six months ended June 30, 2008. The cancellation rate in the greater Washington, DC market was 14.7%, or 5 cancellations on 34 gross new orders. In the Raleigh market our cancellation rate was 46.1%, or 6 cancellations on 13 gross new orders, and in the Atlanta market we had 1 cancellation with 0 gross new orders. Cancellation rates in general are being fueled by the tightening of the mortgage credit markets and by extended selling periods for resale homes. Our buyers’ inabilities to obtain mortgage financing and/or to resell their homes are significant contributors to cancellations.

Our backlog at June 30, 2009 decreased $6.8 million, or 52.4%, to $6.2 million on 25 homes as compared to our backlog at June 30, 2008 of $13.0 million on 40 homes. The reduction of backlog is indicative of the generally slow market conditions in the homebuilding industry.

Revenue – homebuilding

We delivered 8 homes during the three months ended June 30, 2009 as compared to 38 homes for the three months ended June 30, 2008. For the six months ended June 30, 2009 we delivered 20 homes as compared to 86 homes delivered during the six months ended June 30, 2008. The reduction in new home deliveries was largely attributable to the overall real estate industry contraction. Average revenue per home delivered decreased by approximately $34,000 or 11.3% to $267,000 for the three months ended June 30, 2009 as compared to $301,000 for the three months ended June 30, 2008. This decrease is a result of price reductions and concessions necessary in a market characterized by an imbalance in the supply and demand of homes available for sale. Average revenue per home delivered increased by approximately $25,000 or 7.9% to $343,000 for the six months ended June 30, 2009 as compared to $318,000 for the six months ended June 30, 2008. This increase in the average revenue per home delivered is due to (1) the settlement of five affordable dwelling units during the six months ended June 30, 2008 at a price of $81,600 as compared to no affordable dwelling units settled in the six months ended June 30, 2009, and (2) the settlement of a penthouse unit during the six months ended June 30, 2009 at a price of $1.2 million.

Revenue from homebuilding decreased by $9.3 million, or 81.3%, to $2.1 million for the three months ended June 30, 2009 as compared to $11.4 million for the three months ended June 30, 2008. For the six months ended June 30, 2009 revenue from homebuilding decreased by $20.5 million, or 74.9% to $6.9 million as compared to $27.4 million for the six months ended June 30, 2008. This reduction in revenue from homebuilding is attributable to lower volume of unit settlements which is in part the result of a smaller backlog of units at the beginning of the quarter and year, respectively.

Revenue – other

Other revenue for the three months ended June 30, 2009 increased by $261,000, or 46.0%, to $829,000, as compared to $568,000 for the three months ended June 30, 2008. Other revenue for the three months ended June 30, 2009 includes $753,000 of rental revenue from our Penderbrook and Eclipse communities as compared to $546,000 of rental revenue from our Penderbrook, Barrington and Eclipse communities for the three months ended June 30, 2008. Other revenue for the six months ended June 30, 2009 increased by $0.6 million, or 62.0%, to $1.6 million, as compared to $1.0 million for the six months ended June 30, 2008. Other revenue for the six months ended June 30, 2009 includes $1.5 million of rental revenue from our Penderbrook and Eclipse communities as compared to $0.9 million of rental revenue from our Penderbrook, Barrington and Eclipse communities for the six months ended June 30, 2008. During the third quarter of 2008, our Barrington project was foreclosed upon by the lender which resulted in the termination of rental activities and the recognition of related rental revenue. The loss of rental revenue from the Barrington project was offset by increases in the number of tenants under lease at our Penderbrook and Eclipse communities for the three and six months ended June 30, 2009 as compared to the same periods ended June 30, 2008.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended June 30, 2009 decreased by $8.3 million, or 81.1%, to $1.9 million, or 90.6% of homebuilding revenue, as compared to $10.3 million, or 89.7% of revenue, for the three months ended June 30, 2008. Cost of sales - homebuilding for the six months ended June 30, 2009 decreased by $18.1 million, or 74.9%, to $6.1 million, or 88.6% of homebuilding revenue, as compared to $24.2 million, or 88.4% of revenue, for the six months ended June 30, 2008. This decrease in cost of homebuilding sales follows the reduced revenue from homebuilding.

Cost of sales – other

Cost of sales – other for the three months ended June 30, 2009 increased $248,000 to $541,000 as compared to $293,000 for the three months ended June 30, 2008. Cost of sales – other for the six months ended June 30, 2009 increased $237,000 to $950,000 as compared to $713,000 for the six months ended June 30, 2008. Cost of sales – other is principally comprised of operating expenses incurred in generating rental revenue at our rental communities. The increase in rental operating expenses for the three and six months ended June 30, 2009 as compared to the same periods ended June 30, 2008 is due to increased personnel and maintenance costs required to operate the rental properties.

Impairments and write-offs

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

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company during 2008 and into the second quarter of 2009 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. The Company evaluates its projects on a quarterly basis to determine if recorded carrying amounts are recoverable. This quarter, the Company evaluated all 26 of its projects for impairment and the evaluation resulted in impairment charges of $22.9 million across nineteen projects as compared to impairment charges of $13.7 million across sixteen projects for the three months ended June 30, 2008. The remaining book value of the properties impaired during the three months ended June 30, 2009 was $51.1 million. As a result of this analysis, the Company believes that book value approximates fair value for all of its projects except for one with a carrying value of $40.7 million.

For projects where the Company expects to continue sales, these impairment evaluations are based on discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, primarily estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the selection of a timeframe for sales in a community challenging, the Company has generally assumed sales prices equal to or less than current prices and the remaining lives of the communities were estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model, which is consistent with the discount rate used in prior periods as the Company’s cost of capital has not changed significantly. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates were made.

For projects where the Company expects to sell the remaining lots in bulk or convey the remaining lots to a lender where the loans have matured, the fair value is determined based on offers received from third parties, comparable sales transactions, and/or cash flow valuation techniques.

If the project meets the criteria of held for sale in accordance with SFAS 144, the project is valued at the lower of cost or fair value less estimated selling costs. At June 30, 2009, the Company had three projects with a carrying value of $45.2 million that met these criteria.

If market conditions continue to deteriorate, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded. The following table summarizes impairment charges and write-offs for the three and six months ended by metropolitan area (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Washington DC metropolitan area	15.4	6.1	15.4	6.2
Raleigh, NC metropolitan area	6.4	0.5	6.4	0.5
Atlanta, GA metropolitan area	1.1	7.1	1.1	7.9

	22.9	13.7	22.9	14.6

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Selling, general and administrative

Selling general and administrative expenses for the three months ended June 30, 2009 decreased $1.9 million or 46.4% to $2.2 million, as compared to $4.1 million for the three months ended June 30, 2008. Selling general and administrative expenses for the six months ended June 30, 2009 decreased $3.1 million or 41.2% to $4.4 million, as compared to $7.5 million for the six months ended June 30, 2008. The reduction is attributable to decreased salary, bonus and other personnel related expenses in conjunction with a continuing effort to make strategic reductions in personnel and related costs.

Interest, real estate taxes and indirect costs related to inactive projects

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

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the six months ended June 30, 2009 the majority of the Company’s projects in Washington, DC, Raleigh, NC and Atlanta, GA were determined to be inactive for accounting purposes as they were either substantially complete or management elected to suspend construction activities indefinitely. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the statement of operations related to the inactivation of certain real estate projects held for development and sale (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total interest incurred and expensed for inactive projects	$1.1	$0.5	$2.3	$1.1
Total real estate taxes incurred and expensed for inactive projects	0.3	0.2	0.6	0.3
Total production overhead incurred and expensed for inactive projects	0.2	—	0.5	—

	$1.6	$0.7	$3.4	$1.4

Operating loss

The operating loss for the three months ended June 30, 2009 of $26.2 million increased by $9.2 million compared to an operating loss of $17.0 million for the three months ended June 30, 2008. The operating loss was higher in the three months ended June 30, 2009 primarily due to (1) a $9.2 million increase in non-cash inventory impairments and write-offs that went from $13.7 million in the 2008 second quarter to $22.9 million in the 2009 second quarter, and (2) a $1.6 million increase in interest, real estate taxes and indirect costs related to inactive project that went from zero in the 2008 second quarter to $1.6 million in the second quarter of 2009. These cost increases offset a $2.5 million reduction in selling, general and administrative expense from the second quarter of 2008 to the second quarter of 2009.

The operating loss for the six months ended June 30, 2009 of $29.2 million also increased by $9.2 million compared to an operating loss of $20.0 million for the six months ended June 30, 2008. The operating loss was higher in the six months ended June 30, 2009 primarily due to (1) an $8.4 million increase in non-cash inventory impairments and write-offs that went from $14.6 million in the six months ended June 30, 2008 to $22.9 million in the six months ended June 30, 2009, and (2) a $3.4 million increase in interest, real estate taxes and indirect costs related to inactive project that went from zero in the six months ended June 30, 2008 to $3.4 million in the six months ended June 30, 2009. These cost increases offset a $4.5 million reduction in selling, general and administrative expense that went from $8.9 million for the six months ended June 30, 2008 to $4.4 million for the six months ended June 30, 2009.

Other (income) loss, net

During the 2009 second quarter we recognized other losses of $1.6 million as compared to other income of $(0.4) million during the 2008 second quarter. The 2009 second quarter net loss is primarily the result of an uncontested adverse judgment of $1.5 million resulting from a breach of contract claim against our Atlanta, Georgia subsidiary. Since this Atlanta subsidiary has no cash or liquid assets with which to satisfy the $1.5 million judgment, it is unlikely that this judgment will be enforceable. For the three months ended June 30, 2008 we had other income, net of $(0.4) million which was principally the result of income resulting from buyers cancelling sales contracts and forfeiting their earnest money deposits at the Eclipse development.

For the six months ended June 30, 2009 our other loss of $1.2 million was primarily the net of the $1.5 million adverse judgment accrual and $(0.3) million of gains recognized on agreements with trade vendors to settle obligations for amounts less than those carried in accounts payable during the first quarter of 2009. For the six months ended June 30, 2008 other income of $(1.6) million was the result of income resulting from buyers cancelling sales contracts and forfeiting their earnest money deposits at the Eclipse development.

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

The Company is projecting a tax loss for the twelve months ended December 31, 2009. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at June 30, 2009. This results in a zero current income tax expense for the three and six months ended June 30, 2009.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and six months ended June 30, 2009.

We adopted the provisions of FIN 48 as of January 1, 2007. As a result of this adoption, the Company recorded a benefit to the opening accumulated deficit in the amount of $1,663. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense. At June 30, 2009, the Company had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. The unrecognized tax benefits of $77 at June 30, 2009, would not reduce the Company annual effective tax rate if recognized. The Company has accrued interest and recorded a liability of $77 related to these unrecognized tax benefits during 2009. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Liquidity and Capital Resources

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes and amenities. Our sources of capital include, and will continue to include where possible, funds derived from various secured and unsecured borrowings, cash flow from operations which include the sale and delivery of constructed homes and finished and raw building lots, and the sale of equity and debt securities. Our current operations and inventory home sites will require substantial capital to develop and construct.

In production home building, it is common for builders such as ourselves to employ revolving credit facilities under which the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. This revolving debt will typically provide for funding of an amount up to a pre- determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital availability than would be required if we built each project with long-term amortizing debt. At June 30, 2009, we had approximately $93.6 million of outstanding indebtedness and $1.0 million of unrestricted cash.

During 2008 and continuing into 2009 the banking and credit markets experienced severe disruption as a result of a collapse in the sub-prime and securitized debt markets. As a result, commercial banks and other unregulated lenders have experienced a liquidity crunch which has made funding for real estate lending extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, construction and land development efforts. In addition, this disruption is affecting our customers’ ability to secure mortgage financing for the purchase of our homes. This limitation on available credit is having a negative effect on our sales and revenue in 2009 which undermines our ability to generate enough cash to fund our operations, meet our obligations and survive as a going concern.

Our overall borrowing capacity is constrained by loan covenants which require maximum loan-to-value ratios, minimum ratios of interest to EBITDA, minimum tangible net worth, minimum unit settlements and maximum ratios of total liabilities to total equity. Our non-compliance with certain of these covenants, for the period ending December 31, 2008, was waived, eliminated or ignored by our lenders. There is no assurance either that we will return to compliance in the future or that our lenders will continue to provide us waivers of our covenants. In the event our banks discontinue funding, accelerate the maturities of their facilities, refuse to waive future covenant defaults or refuse to renew the facilities at maturity, we could experience an unrecoverable liquidity crisis in the future. We can make no assurances that internally generated cash advances available under our credit facilities, refinancing of existing underleveraged projects or access to public debt and equity markets will provide us with access to sufficient cash flow to meet our existing and expected operating capital needs in 2009. If we fail to meet our cash requirements we may be required to seek bankruptcy protection or to liquidate.

Both the Company and its subsidiaries have secured debt of approximately $17.6 million which matured prior to June 30, 2009 with another $2.2 million of debt which has either curtailment covenants or interest obligations during 2009. In our industry it was customary for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. That is no longer the case. Since we are the guarantor of a majority of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported and cured loan covenant violations, may at some point negatively impact our ability to renew and extend our debt. Details regarding each of the Company’s credit facilities and the current status are discussed in the section “Credit Facilities” below.

At June 30, 2009 we had $1.0 million in unrestricted cash and $3.9 million in restricted cash. Included in our restricted cash balance, to which we have no access, is a $3.0 million deposit with an insurance provider as security for future claims. Our access to working capital is very limited and our debt service obligations and operating costs for 2009 exceed our current cash reserves. If we are unable to identify new sources of cash and cash flow and/or successfully modify our existing facilities, we will likely deplete our cash reserves and be forced to file for bankruptcy protection in the near future. There can be no assurances that in that event we would be able to reorganize through bankruptcy, and we might be forced to effect a liquidation of our assets.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Credit Facilities

The majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At June 30, 2009, the one-month LIBOR and prime rates of interest were 0.31% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.50% to 15.19%. During 2009 these rates have been relatively stable. Based on current operations, as of June 30, 2009, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.8 million in a fiscal year. While some of that interest would be capitalized and included in cost of sales as homes are delivered, the majority of it would be expensed in the period incurred to the extent that it related to projects which are inactive by accounting standards.

In the past the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company has numerous credit facilities and lenders. After evaluating its options with respect to restructuring its debts the Company elected to suspend making regularly scheduled cash interest payments on all of its debt. During the second half of 2008 the Company was in discussions with substantially all of its lenders to negotiate amendments to its loan facilities and modifications to its guarantees that were more aligned with the evolving housing market downturn and the Company’s limited liquidity. The Company was successful in renegotiating a significant portion of its debts. During the first half of 2009 the Company has continued its effort to reorganize all of its outstanding debts with its creditors. The Company has notified its lenders that absent amicable agreements being reached within the very near term regarding the restructure of its bank debts in a manner that will provide the Company with working capital sufficient to stabilize and continue operations, that the Company expects to have exhausted its cash reserves and will be forced into reorganization under the protection of the bankruptcy court. The Company is actively negotiating with all of its lenders in this restructuring initiative.

As described in more detail below, at June 30, 2009 our outstanding debt by lender was as follows (dollars in 000s):

Bank	Balance as of 06/30/09	Recourse
KeyBank	$27,218	Secured
Wachovia	18,220	Secured
Guggenheim Capital Partners	14,457	Secured
JP Morgan Ventures	12,743	Unsecured
M&T Bank	7,694	Secured
Royal Bank of Canada	5,602	Secured
Cornerstone (Haven Trust)	1,791	Secured
Bank of America	3,713	Unsecured
Seller – Belmont Bay	1,796	Unsecured
Fifth Third	1,328	Secured
Branch Banking & Trust	741	Secured
Seller – Emerald Farm	100	Secured

Total	$95,403

On May 26, 2006 the Company entered into $40.0 million Secured Revolving Borrowing Base Credit Facility with Wachovia Bank for the financing of entitled land, land under development, construction and project related letters of credit. Funding availability was to be limited by compliance with a periodic borrowing base calculation and certain financial covenants. The Company ceased making interest payments on this loan in June 2008, which was construed by the lender to have been an event of default under the loan agreement. On July 25, 2008 Wachovia issued the Company a notice of default with respect to this facility. In December 2008 we entered into loan modification agreements with Wachovia by which the single credit facility was split into three separate notes; an $8.0 million revolving construction loan, a $7.0 million term note and a $3.0 million outstanding project note. In connection with these modifications Wachovia wrote off $4.2 million with respect to our Tribble Road Project in Atlanta. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15 we recorded a $3.3 million gain on troubled debt restructuring after accounting for future interest costs. The revolver and term notes mature in January 2009 and the project note matures in December 2011. On April 17, 2009, the Company received a notice of default from Wachovia based on allegations of 1) Comstock’s failure to timely pay amounts due under the Agreement and the Note and 2) the existence of certain mechanics liens and liens for unpaid taxes against the collateral securing the Loans. Additionally, the revolving loan required us to meet certain settlement covenants by June 30, 2009 which we did not achieve. At June 30, 2009 the outstanding balance under the three loans was $18.2 million.

At June 30, 2009 the Company had $7.7 million outstanding to M&T Bank. Under the terms of the original loan agreements, the Company was required to maintain certain financial covenants. In March 2007 the Company entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. On October 25, 2007 the Company entered into loan modification agreements which extended maturities and provided for forbearance with respect to all financial covenants. On June 30, 2008, the loans with M&T matured. The Company ceased making interest payments on these loans in July 2008, which was construed by the lender to have been an event of default under the loan agreement. In connection with a dispute between Comstock and the developers of Belmont Bay in Woodbridge, Virginia the developers of Belmont Bay had filed a lis pendens against the River Club II project which represents $6.6 million of the $7.7 million balance outstanding with M&T. On or about July 8, 2009, the Company and the developers of Belmont Bay executed a Settlement Agreement and Final Orders were entered in the cases, dismissing the cases with prejudice. As part of the Settlement Agreement, the Company’s obligations under the Purchase Note, including debt outstanding to the developers of Belmont Bay of $1.8 million, were released, subject to satisfaction of certain conditions set forth in the Settlement Agreement.

At June 30, 2009 the Company had approximately $0.7 million outstanding to Branch Bank & Trust Company (“BB&T”) relating to three construction loans in the Company’s Atlanta market. On August 29, 2008 The Company entered into a foreclosure agreement with BB&T with respect to approximately $31.4 million of debt secured by properties in Virginia and Atlanta, Georgia. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on certain Company real estate assets and BB&T agreed to provide the Company with a full release from its related debt obligations. BB&T completed its foreclosure on the properties in September 2008. The Company retained three pre-sold lots in Atlanta which are not included in the foreclosure agreement. The Company is still awaiting its final release of liability associated with the foreclosures.

At June 30, 2009, the Company had $3.7 million outstanding to Bank of America in a 10-year unsecured note. Bank of America and Comstock modified the terms of the Company’s existing unsecured note by extending the term to ten (10) years, establishing an interest accrual for the first two years and a six year curtailment schedule starting in year four of the loan’s term.

As of June 30, 2009 the Company had $1.8 million outstanding on a seller funded loan related to, but not secured by, the Company’s River Club II Condominium project at Belmont Bay. On July 8, 2009, the Company executed a settlement agreement with the seller to resolve all outstanding issues and to compromise and settle all outstanding claims against one another, including its $1.8 million loan plus interest due. In connection therewith, the Company agreed to forfeit their $0.2 million land option deposit and the lender agreed to release the Company from liability under the $1.8 million loan and interest accrued. This transaction will be recognized in the 2009 third quarter and will be accounted for as a transfer of assets in full settlement of debt pursuant to SFAS 15. Under SFAS 15, the Company will recognize a gain of approximately $1.5 million measured by the excess of the carrying amount of the debt and interest settled over the forfeited deposit.

On June 1, 2009 Mathis Partners, LLC, a wholly owned subsidiary of the Company had approximately $5.1 million of principal, accrued interest and fees outstanding to Cornerstone Bank relating to the Company’s Gates at Luberon project. This loan matured in November 2007. Haven Trust Bank, the originating lender, and its participating lenders were unwilling to grant an extension on terms the Company felt were reasonable so this loan remains unpaid and unmodified. Haven Trust Bank initiated foreclosure proceedings and the Company protected the equity in the project by seeking bankruptcy protection for the entity which owns Gates at Luberon. The Company elected not to submit a plan of reorganization to the court by September 30, 2008 which resulted in Haven Trust filing a motion to lift the court imposed stay of foreclosure. In December 2008 Haven Trust Bank was closed by the FDIC and its loan portfolio was taken over by the FDIC. Litigation with respect to Haven Trust’s guarantee action against Comstock was stayed with the court while the FDIC determines its intended course of action. Cornerstone Bank, one of the banks to which Haven Trust participated the loan has assumed control of the loan and has reinstated the guarantee and foreclosure actions. In June 2009, Cornerstone foreclosed on 25 of the 28 lots at the Gates of Luberon project. Cornerstone Bank has sought the Court’s confirmation of the foreclosure sale, to which the Company and Mathis Partners intends to object. The Company’s objection to the foreclosure sale is scheduled to be heard in September 2009. The $3.3 million estimated fair value of 25 foreclosed lots was removed from real estate held for development and sale and netted against debt outstanding to Cornerstone reducing the June 30, 2009 reported debt balance to $1.8 million.

At June 30, 2009 the Company had approximately $14.5 million outstanding to Guggenheim Capital Partners relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company has subsequently entered into a loan modification agreement with Guggenheim and cured the default.

At June 30, 2009 the Company had approximately $5.6 million outstanding to Royal Bank of Canada (“RBC”) relating to three projects in the Atlanta market. The Company ceased making interest payments in July 2008. The Company’s Comstock Homes of Atlanta, LLC subsidiary has received a notice of default from RBC. The Company is not a guarantor of this debt.

On May 4, 2006 the Company closed on a $30.0 million Junior Subordinated Note Offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the Junior Subordinated Note with no penalty and entered into a new 10-year, $30.0 million Senior Unsecured Note Offering with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by the lender’s creditor(s). On March 14, 2008, the Company executed an option to restructure the $30.0 million unsecured note. In connection therewith, the Company made a $6.0 million principal payment to the lender and executed an amended and restated indenture with a new principal balance of $9.0 million, loosened financial covenants and a revised term of 5 years. The Company also issued the lender a seven-year warrant to purchase 1.5 million shares of Class A common stock at $0.70 per share. In exchange the lender agreed to cancel $15.0 million of the outstanding principal balance. This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount plus the total estimated future interest payments of $4.4 million over the remaining life of the notes at March 31, 2008. Interest on this senior unsecured debt is prepaid through December 31, 2008. As of June 30, 2009, $12.7 million was outstanding to JP Morgan Ventures under this facility, which includes its principal amount of $9.0 million plus the total estimated future interest payments of $3.7 million. At March 31, 2009 the Company elected not to make a scheduled interest payment in the amount of $0.2 million. On April 27, 2009, the Company received a notice of payment default from the lender. The notice of payment default indicated that the failure of the Company to make its quarterly interest payment within 30 days of March 30, 2009 would constitute an Event of Default under the Indenture. The Company has not cured the default.

In December 2005 the Company entered into a $147.0 million secured, limited recourse loan with Corus Bank related to the Company’s Eclipse project. Under the terms of the loan there was a single deed of trust covering two loan tranches. This loan was repaid in full in March 2008.

At June 30, 2009 the Company had $27.2 million outstanding to KeyBank under a revolving credit facility secured by the Company’s Eclipse and Station View projects. Under the terms of the note there is an interest reserve which is increased as the outstanding balance is reduced. At June 30, 2009 the available balance in the interest reserve was approximately $2.0 million. While there are no financial covenants associated with the loan, there are a series of curtailment requirements commencing March 31, 2009. At June 30, 2009, the Company is in negotiations with KeyBank regarding a waiver to the minimum curtailment requirement.

As of June 30, 2009 the Company had $1.3 million outstanding with Fifth Third Bank, successor to First Charter Bank. The loan matures on December 10, 2009. There are no financial covenants associated with this loan. The Company is not a guarantor of this debt.

From time to time, the Company has employed subordinated and unsecured credit facilities to supplement the capital resources or a particular project or group of projects. The Company’s lenders under these credit facilities will typically charge interest rates that are substantially higher than those charged by the lenders under our senior and secured credit facilities. These credit facilities will vary with respect to terms and costs. As of June 30, 2009, there was approximately $3.7 million of outstanding variable rate unsecured loans.

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

As of June 30, 2009, maturities and/or scheduled curtailments under our borrowings are as follows:

Year ending December 31,
Past Due(1)	$17,624
2009	2,217
2010	32,048
2011	26,957
2012 and thereafter	16,557

Total	$95,403

(1)	Past due is comprised of Haven Trust Bank ($1,791), Royal Bank of Canada ($5,602), M&T Bank ($7,694) and BB&T ($741) and an unsecured seller financing related to Belmont Bay ($1,796).

The Company’s debt with M&T Bank, JP Morgan, and Wachovia contains certain financial covenants. The Minimum Tangible Net Worth covenants are as follows: M&T Bank, $135.0 million, Wachovia, $145.0 million, and JP Morgan, $35.0 million. Additionally, the M & T Bank loan contains the following additional covenants: a required Interest Coverage Ratio of 2.5 to 1, a required Debt to Net Worth Ratio of 2.5 to 1. The Wachovia loan also contains additional covenants: a required EBITDA to Debt Service of 2.5 to 1, a required Global Sold to Unsold Ratio (based on backlog and speculative homes), not to exceed 1.2 to 1, and a required Maximum Total Liabilities to Tangible Net Worth, not to exceed 2.5 to 1. The JP Morgan loan also contains additional covenants: a required Leverage Ratio, not to exceed 3.0 to 1, and a required Fixed Charge Ratio of 0.5 to 1. Additionally, the Company’s debt with KeyBank contains a nonfinancial covenant related to a required number of settlements each month. In addition to the defaults described above, the Company is not in compliance with any of the above mentioned covenants. A default notice has been received from each of the respective banks as of June 30, 2009.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cash Flow

Net cash provided by operating activities was $0.8 million for the six months ended June 30, 2009 as compared to $8.4 million for the six months ended June 30, 2008. The decrease is attributable primarily to our receipt of approximately $13.0 million in federal and state tax refunds during the first quarter of 2008.

Net cash used in financing activities was $5.8 million for the six months ended June 30, 2009 as compared to $5.3 million for the six months ended June 31, 2008. For the six months ended June 30, 2009, cash from settlement proceeds was used to reduce debt while no additional debt was incurred.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Subsequent Events

The Company has evaluated subsequent events through August 14, 2009, which is the date these financial statements were issued. Except for the event set forth below, no material subsequent events occurred between June 30, 2009 and August 14, 2009.

On July 8, 2009, the Company executed a settlement agreement with an unsecured lender to resolve all outstanding issues and to compromise and settle all outstanding claims against one another, including its $1.7 million unsecured purchase money note plus interest due. In connection therewith, the Company agreed to forfeit their $0.2 million land option deposit and the unsecured lender agreed to release the Company’s from liability under the $1.7 million deferred purchase money note and interest accrued. This transaction will be recognized in the 2009 third quarter and will be accounted for as a transfer of assets in full settlement of debt pursuant to SFAS 15. Under SFAS 15, the Company will recognize a gain of approximately $1.5 million measured by the excess of the carrying amount of the debt and interest settled over the forfeited deposit.

On July 30, 2009 the Company conveyed thirty-three single family lots at our Providence community for approximately $0.7 million. Had it not been able to execute this sale, it is likely that the Company would not have been able to meet its cashflow obligations and would have been forced to seek bankruptcy protection.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for the Company’s September 30, 2009 consolidated financial statements. SFAS 168 does not change GAAP and will not have a material impact on the Company’s consolidated financial statements. However, SFAS 168 will impact the Company’s consolidated financial statements as the Company’s references to authoritative accounting literature will be revised to cite the FASB’s Accounting Standards Codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently reviewing the effect of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. SFAS 166 clarifies that the objective of paragraph 9 of SFAS 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. SFAS 166 modifies the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s) in accordance with the conditions in paragraph 9 of SFAS 140, as amended by SFAS 166. The special provisions in SFAS 140 and FASB Statement No. 65, “Accounting for Certain Mortgage Banking Activities,” for guaranteed mortgage securitizations are removed thereby requiring those securitizations to be treated the same as other transfers of financial assets within the scope of SFAS 140, as amended by SFAS 166. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date. The Company is currently evaluating the impact that SFAS 166 may have on its financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for the Company’s quarter ending June 30, 2009. The Company has evaluated subsequent events through the date of this filing, August 14, 2009 and has disclosed any reportable subsequent events in Note 13 to the accompanying consolidated financial statements as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2009 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2008.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of June 30, 2009, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $0.8 million in a fiscal year, most of which would be either capitalized into inventory if the project is active, or expensed as incurred if the project is inactive. As a result, if capitalized, the effect on net income would be deferred until the underlying units settled and the interest was released to cost of goods sold. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In April, 2008, a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”) received notice from Haven Trust Bank (Lender) that it filed a collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness owed for the Gates of Luberon project in Atlanta, Georgia. In January 2009, prior to any substantive action taking place in the lawsuit, the Lender failed and was taken over by the Federal Deposit Insurance Corporation (FDIC). The FDIC sought a stay in the guaranty action through April of 2009. Cornerstone Bank, one of the banks to whom Haven Trust participated the loan has assumed control of the collection process and has reinstated the foreclosure and guarantee actions. Foreclosure of a portion of the Property took place on June 2, 2009, at which time a bid was made on the Property by Cornerstone Bank for approximately $1.3 million. Cornerstone Bank has sought the Court’s confirmation of the foreclosure sale, to which the Company and Mathis Partners intends to object. The confirmation of the foreclosure sale and the Company’s objection is scheduled to be heard in September 2009.

On or about June 10, 2009, a judgment of $1.5 million was entered against Comstock Homes of Atlanta, LLC, a subsidiary of the Company, as a result of an uncontested breach of contract claim related to a discontinued development project in the Atlanta area. A liability for this judgment has been recorded as of June 30, 2009.

On July 3, 2008, the Company and Comstock Belmont Bay 8&9, L.C. (the “Subsidiary”) were served with a complaint by Belmont Bay, LC (“Seller”) to enforce payment of a purchase money promissory note (“Purchase Note”) that matured on March 24, 2007, made by the Subsidiary and guaranteed by the Company with respect to our Beacon Park I Condominium (the “Project”). Demand was made for $1.9 million, plus accrued interest, costs and attorney fees. The Company and Subsidiary filed answers to the action and the Subsidiary filed a counterclaim against the Seller as a result of its various breaches of the purchase contract that gave rise to the Purchase Note. On July 30, 2008, the Company and Subsidiary received notice of an additional complaint filed by Seller for breach of the purchase contract and on August 6, 2008, the Subsidiary was served with a third complaint by Seller and the master associations for the Belmont Bay development seeking injunctive relief to prohibit the Subsidiary from selling the Project. The Seller and master associations also joined together to file a lis pendens against the Project in October 2008 to notice the third complaint. On or about July 8, 2009, the parties executed a Settlement Agreement and Final Orders were entered in the cases, dismissing the cases with prejudice. As part of the Settlement Agreement, the obligations under the Purchase Note and guaranty were released, subject to satisfaction of certain conditions set forth in the Settlement Agreement.

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $0.6 million at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $13.8 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $4.0 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February, 2009, we received an order of the court in April, 2009 invalidating the liens. A trial is scheduled to begin September 8, 2009. The lender for the Company’s subsidiary had not issued a default notice with respect to the liens but an adverse judgment with respect to the litigation could be considered an event of default under the KeyBank loan associated with the Project.

The Company and/or its subsidiaries have also been named as a party defendant in legal actions arising from our other business operations that on an aggregate basis would be deemed material if decided against the Company and/or its subsidiaries for the full amounts claimed. Although the Company would not be liable in all instances for judgments against its subsidiaries, we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to legal actions currently pending against the Company or its subsidiaries.

Further, it is anticipated that in the future that the Company or its subsidiaries will be named as a defendant in additional legal actions arising from our past business activities. Although we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to legal actions that may be brought against the Company in the future, it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows.

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

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: August 14, 2009	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ Jeffrey R. Dauer
Jeffrey R. Dauer
Chief Financial Officer