Form 10-K/A
period 2008-12-31
Comstock Homebuilding Companies, Inc.
filed 2009-09-08
CIK 1299969

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Explanatory Note

Comstock Homebuilding Companies, Inc is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2008, initially filed with the Securities and Exchange Commission on March 31, 2009. Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 of Form 10-K/A.

The following sections of this Form 10-K/A have been amended:

Item 9A — Controls and Procedures — This abbreviated Form 10-K/A amends the annual report of Comstock Homebuilding Companies, Inc. on Form 10-K for the year ended December 31, 2008, originally filed on March 31, 2009. This Form 10-K/A includes only the signature page and Item 9A which had been incomplete as originally filed and, as included herein, is revised to modify the disclosure regarding the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Items 308(T)(a)(4) and 308(T)(b) of Regulation S-K.

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

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: September 8, 2009	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Capacity	Date

	/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors	September 8, 2009
	Christopher Clemente	and Chief Executive Officer (Principal Executive Officer)

	*	Regional President, Southeast	September 8, 2009
Gregory V. Benson

	/s/ JEFFREY R. DAUER	Chief Financial Officer	September 8, 2009
	Jeffrey R. Dauer	(Principal Financial and Principal Accounting Officer)

	*	Director	September 8, 2009
A. Clayton Perfal

	*	Director	September 8, 2009
David M. Guernsey

	*	Director	September 8, 2009
James A. MacCutcheon

	*	Director	September 8, 2009
Norman D. Chirite

	*	Director	September 8, 2009
Robert P. Pincus

	*	Director	September 8, 2009
Socrates Verses

By:	/s/ Jeffrey R. Dauer		September 8, 2009
Jeffrey R. Dauer Attorney-in-Fact