Form 10-Q/A
period 2009-03-31
Comstock Homebuilding Companies, Inc.
filed 2009-09-08
CIK 1299969

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

EXPLANATORY NOTE

Comstock Homebuilding Companies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report of Form 10-Q for the three months ended March 31, 2009, filed with the Securities and Exchange Commission on May 13, 2009, to incorporate additional disclosure in “Item 4. Controls and Procedures” and to correct certain errors and omissions in the Exhibit 31 certification required by Exchange Act Rule 3a-14(a) or Rule 15d-14(a). Except as specifically indicated herein, no other information included in the Quarterly Report of Form 10-Q is amended by this Amendment No. 1 of Form 10-Q/A.

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

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: September 8, 2009	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ Jeffrey R Dauer
Jeffrey R. Dauer
Chief Financial Officer