Form 10-K/A
period 2008-12-31
Comstock Homebuilding Companies, Inc.
filed 2009-09-14
CIK 1299969

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

Explanatory Note

Comstock Homebuilding Companies, Inc is filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2008, initially filed with the Securities and Exchange Commission on March 31, 2009. Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 2 of Form 10-K/A.

Amendment No. 1 on Form 10-K/A amended the following sections:

Item 9A — Controls and Procedures — This abbreviated Form 10-K/A amends the annual report of Comstock Homebuilding Companies, Inc. on Form 10-K for the year ended December 31, 2008, originally filed on March 31, 2009. This Form 10-K/A includes only Item 9A which had been incomplete as originally filed, and, as included herein, is revised to modify the disclosure regarding the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Items 308(T)(a)(4) and 308(T)(b) of Regulation S-K.

This Amendment No. 2 on Form 10-K/A includes the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which were omitted in Amendment No. 1 on Form 10-K/A.

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