Form 10-Q
period 2009-09-30
Comstock Homebuilding Companies, Inc.
filed 2009-11-13
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 13, 2009, 15,608,438 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$872	$5,977
Restricted cash	3,432	3,859
Receivables	15	—
Real estate held for development and sale	87,783	129,542
Inventory not owned - variable interest entities	—	19,250
Property, plant and equipment, net	279	829
Other assets	2,145	1,402

TOTAL ASSETS	$94,526	$160,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$8,533	$8,232
Obligations related to inventory not owned	—	19,050
Notes payable - secured by real estate	66,181	90,086
Notes payable - unsecured	17,236	12,743

TOTAL LIABILITIES	91,950	130,111

Commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 15,608,438 and 15,608,438 issued and outstanding, respectively	156	156
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	157,216	157,058
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(152,384)	(124,277)

TOTAL COMSTOCK HOMEBUILDING COMPANIES, INC SHAREHOLDERS’ EQUITY	2,576	30,525
Noncontrolling interest	—	223

TOTAL EQUITY	2,576	30,749

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,526	$160,859

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Revenue - homebuilding	$11,224	$12,270	$18,086	$39,645
Revenue - other	1,400	803	3,025	1,807

Total revenue	12,624	13,073	21,111	41,452
Expenses
Cost of sales - homebuilding	10,484	10,968	16,565	35,168
Cost of sales - other	1,216	356	2,166	1,069
Impairments and write-offs	—	2	22,938	14,580
Selling, general and administrative	1,128	4,211	5,480	11,684
Interest, real estate taxes and indirect costs related to inactive projects	454	2,199	3,808	3,615

Operating loss	(658)	(4,663)	(29,846)	(24,664)
Gain on troubled debt restructuring	(2,803)	(1,194)	(2,803)	(9,519)
Other (income) loss, net	(134)	(1,268)	1,063	(2,866)

Total pre tax loss	2,279	(2,201)	(28,106)	(12,279)
Income taxes expense	—	5	2	5

Net income (loss)	2,279	(2,206)	(28,108)	$(12,284)
Net income (loss) attributable to noncontrolling interest	—	(4)	—	(7)

Net income (loss) attributable to Comstock Homebuilding Companies, Inc	2,279	(2,202)	(28,108)	(12,277)

Basic income (loss) per share	$0.13	$(0.13)	$(1.60)	$(0.70)
Basic weighted average shares outstanding	17,618	17,475	17,575	17,431

Diluted income (loss) per share	$0.12	$(0.13)	$(1.60)	$(0.70)
Diluted weighted average shares outstanding	19,467	17,475	17,575	17,431

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(28,108)	$(12,277)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization and depreciation	549	530
Impairments and write-offs	22,938	14,580
Loss on disposal of assets	—	9
Non-controlling interest	—	(7)
Gain on troubled debt restructuring	(2,803)	(9,519)
Gain on trade payable settlements	(333)	—
Board of directors compensation	—	148
Amortization of stock compensation	158	112
Changes in operating assets and liabilities:
Restricted cash	427	1,149
Receivables	(15)	160
Real estate held for development and sale	15,372	11,307
Other assets	(743)	19,435
Accrued interest	—	—
Accounts payable and accrued liabilities	2,097	(12,414)

Net cash provided by operating activities	9,549	13,213

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from notes payable	311	24,337
Payments on notes payable	(14,732)	(38,077)
Non-controlling interest	(223)	—
Proceeds from shares issued under employee stock purchase plan	—	9

Net cash used in financing activities	(14,644)	(13,731)

Net decrease in cash and cash equivalents	(5,105)	(518)
Cash and cash equivalents, beginning of period	5,977	6,822

Cash and cash equivalents, end of period	$872	$6,304

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$1,513	$290
Warrants issued in connection with troubled debt restructuring	$—	$720
Reduction in real estate held for development and sale in connection with troubled debt restructuring	$3,449	$31,244
Reduction in notes payable in connection with troubled debt restructuring	$6,502	$31,365
Reduction in accrued liabilities in connection with troubled debt restructuring	$—	$1,004
Reduction in inventory and related debt - variable interest entity	$19,050

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

The Company’s Class A common stock is traded on the NASDAQ Global market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004. In January 2008 the Company was notified by NASDAQ that it was not in compliance with requirements related to its listing on the NASDAQ Global Market. The Company was granted 180 days to regain compliance. On July 9, 2008 the Company was notified that it had not regained compliance and was going to be delisted from the NASDAQ Global Market. The Company requested a hearing on September 4, 2008 to appeal this decision and seek an additional extension. On October 24, 2008 the Company received a notice from NASDAQ indicating that the NASDAQ Listing Qualifications Panel had granted the Company’s request for continued listing. The notice from NASDAQ indicated that continued listing was subject to: 1) the Company evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading days on or before April 9, 2009, and 2) the Company evidencing a minimum market value of publicly held shares of $5,000 on or before May 10, 2009. NASDAQ suspended compliance obligations with respect to these rules in January 2009 and again in March 2009. On August 26, 2009 the Company received a notice from NASDAQ indicating that in addition to noncompliance with the closing bid price and minimum market value of publicly held shares requirements, effective June 30, 2009 the Company was also in default of the $10,000 shareholder equity requirement. The Company was granted a hearing before a NASDAQ Listing Qualifications Panel on September 23, 2009 to present its plan for regaining compliance with the three listing qualifications. Prior to the September 23, 2009 hearing, the Company did receive from NASDAQ a confirmation of return to compliance with the $5,000 minimum market value of publicly held shares requirement. Then on October 1, 2009, the Company received from NASDAQ a confirmation of return to compliance with the $1.00 closing bid price requirement. The Company remains in default of the minimum shareholder equity requirement and presented its plan to regain compliance to the NASDAQ Listing Qualifications Panel on September 23, 2009. The plan requests that the Company be transferred from the NASDAQ Global market to the NASDAQ Capital market where the minimum shareholder equity requirements are $10,000 and $2,500, respectively. The Company has not received a decision from the Panel regarding the transfer request.

The Company develops, builds and markets single-family homes, townhouses and condominiums in the Washington D.C. and Raleigh, North Carolina metropolitan markets. The Company also provides certain management and administrative support services on a contractual basis to third parties including certain related parties.

The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. During 2006, new home sales in our markets began to slow and that trend has continued to worsen through 2008. In response to these conditions, the Company significantly reduced selling, general and administrative expenses in an effort to align its cost structure with the current level of sales activity, slowed land acquisition and halted land development and construction activities (except where required for near term sales). The Company has also offered for sale and has entered into foreclosure agreements various developed lots and land parcels that it believes are not needed based on carrying costs and anticipated absorption rates. Certain foreclosure agreements will result in the foreclosures on the related assets not being completed until 2010.

Liquidity Developments

        In an effort to stabilize the company management has spent much of its time in 2009 focused on negotiating with creditors to eliminate debts and otherwise settle obligations of the company which has limited the Company’s ability to pursue new business or growth opportunities. Early in 2009, management formulated a Strategic Realignment Plan, a strategy for eliminating debt and settling obligations of the Company and as part of this strategy the Company identified the real estate projects that it desired to retain and rebuild around with the goal of reaching amicable agreements with all of the Company’s major creditors before December 31, 2009. As previously reported and as detailed herein the Company has made significant progress in that regard. As of September 30, 2009 the company had successfully negotiated settlements with most of its secured lenders regarding a majority of the loans guaranteed by the Company and had reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $83.4 million at September 30, 2009. In most cases the Company was released from the obligations under the loan in return for its agreement not to contest the foreclosure of the real estate assets securing the loan and in certain cases the Company provided the lender a non-interest bearing deficiency note in an amount equal to a fraction of the original debt with a term of three years. In one instance the Company also made a cash payment to the lender. Due to the time required to complete the requisite foreclosures on certain real estate assets, the foreclosure actions were not all complete at September 30, 2009 and will occur in future periods.

During 2008 and continuing into 2009 the banking and credit markets experienced severe disruption as a result of a collapse in the sub-prime and securitized debt markets. As a result, commercial banks and other unregulated lenders have experienced a liquidity crisis which has made funding for real estate investment extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, including construction and land development efforts. In addition, this disruption has affected certain of our prospective customers’ ability to secure mortgage financing for the purchase of our homes. This limitation on available credit continues to have a negative effect on our sales and revenue in 2009 which undermines our ability to generate sufficient cash to fund our operations, meet our obligations and survive as a going concern. This continuing erosion of our liquidity could result in our need to seek bankruptcy protections either for certain subsidiary entities or for the Company as a whole.

Under normal market conditions it is customary for lenders in our industry to renew and extend debt obligations until a project or collection of projects is completed provided the obligations are kept current. This is no longer the case in our industry. Liquidity constraints among banks have limited their ability to renew loan facilities. As recently reported, and as further discussed in Note 14, several of the Company’s loan facilities have matured with no extensions available. At September 30, 2009 the Company and its subsidiaries had $9.6 million of debt which had either already matured or have payment obligations during the remainder of 2009. Net of the debt related to the Wachovia and M&T Bank foreclosure agreements executed in the third quarter of 2009, the Company is the guarantor of $54.5 million of debt including that of subsidiaries. As a result, any significant failure to negotiate renewals and extensions to its debt obligations would severely compromise the Company’s liquidity and would jeopardize the Company’s ability to satisfy its capital requirements. This inability to meet our capital requirements could result in our need to seek bankruptcy protections either for certain subsidiary entities or for Company as a whole.

In response to changing conditions in the banking industry the Company retained external consultants in the second quarter of 2008 to act as a financial advisor to the Company in exploring debt restructuring and alternatives for raising additional capital for the Company. In connection with the exploration of available debt restructuring alternatives, the Company then elected to cease making certain scheduled interest and/or principal curtailment payments while it attempted to negotiate modifications or other satisfactory resolutions with its lenders. During 2008 the Company reported several loan covenant violations and notices of default from several of its lenders. As discussed further in Note 14, these violations and notices led to foreclosures of certain assets and have resulted in certain guarantee enforcement actions being initiated against the Company where no foreclosures have taken place. Many of the Company’s loan facilities contain Material Adverse Effect clauses which, if invoked, could create an event of default under those loans. In the event certain of the Company’s loans were deemed to be in default as a result of a Material Adverse Effect, the Company’s ability to meet its cash flow and debt obligations would be compromised. During the fourth quarter of 2008 the Company discontinued its relationship with its external advisory consultants. The Company continued to negotiate with its lenders into 2009 and has continued to report debt restructurings as they occur.

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

At September 30, 2009 we had $0.9 million in unrestricted cash and $3.4 million in restricted cash. Included in our restricted cash balance, to which we have no access, is a $3.0 million deposit with an insurance provider as security for future claims. Our access to working capital is very limited and our debt service obligations and operating costs for 2009 exceed our current cash reserves. If we are unable to identify new sources of liquidity and/or successfully modify our existing facilities, we will likely deplete our cash reserves and be forced to file for bankruptcy protection. There can be no assurances that in that event we would be able to reorganize through bankruptcy, and we might be forced into a trustee managed liquidation of our assets.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

2. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale includes land, land development costs, interest and other construction costs. Land held for development is stated at cost, or when circumstances or events indicate that the land is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various lots or housing units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of prepaid local government fees and capitalized interest and real estate taxes. Selling costs are expensed as incurred.

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

During the third quarter of 2009, the Company executed foreclosure agreements with Wachovia Bank and M&T Bank that will result in cancellation of indebtedness (see Note 14) in exchange for the Company’s agreement to cooperate in the banks’ foreclosure process on assets that secure the debt. Neither Wachovia Bank or M&T Bank had foreclosed on any of the real estate assets as of September 30, 2009. The following summary of the carrying value of real estate held for development and sale reflects the Wachovia and M&T Bank assets scheduled for foreclosure:

	Number of projects	September 30, 2009
Real estate held for development and sale	26	$87,783
Real estate projects awaiting foreclosure related to the:
Wachovia foreclosure agreement	(14)	(15,970)
M&T foreclosure agreement	(1)	(6,294)

Real estate held for development and sale, net of assets awaiting foreclosure	11	$65,519

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company during 2008 and into the third quarter of 2009 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. The Company evaluates its projects on a quarterly basis to determine if recorded carrying amounts are recoverable. This quarter, the Company evaluated all 26 of its projects for impairment and the evaluation resulted in no impairment charges (no impairment charges were recorded for the three months ended September 30, 2008). As a result of this analysis, the Company believes that book value approximates fair value for all of its projects except for one project where the fair value exceeds the carrying value of $35,374.

For projects where the Company expects to continue sales, these impairment evaluations are based on discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, primarily estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the selection of a timeframe for sales in a community challenging, the Company has generally assumed sales prices equal to or less than current prices and the remaining lives of the communities were estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model, which is consistent with the discount rate used in prior periods as the Company’s cost of capital has not changed significantly. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates were made. In recent months, market conditions affecting the Company’s Washington, D.C. area projects have improved, however, if market conditions deteriorate again, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

For projects where the Company expects to sell the remaining lots in bulk or convey the remaining lots to a lender where the loans have matured, the fair value is determined based on offers received from third parties, comparable sales transactions, and/or cash flow valuation techniques.

If the project meets the GAAP accounting criteria of held for sale, the project is valued at the lower of cost or fair value less estimated selling costs. At September 30, 2009, the Company had one project with a carrying value of $35,374 that met these criteria.

At May 31, 2009 Mathis Partners, LLC, a wholly owned subsidiary of the Company had approximately $5.1 million of principal, accrued interest and fees outstanding to Cornerstone Bank (“Cornerstone”) relating to the Company’s Gates at Luberon project (“Gates”). In June 2009, Cornerstone foreclosed on Gates lots carried in real estate held for development and sale with an estimated fair value of $3.3 million. Upon this foreclosure the Company had been relieved of a portion of the outstanding debt balance and recorded this as an extinguishment of debt paid for by the foreclosed lots, in accordance with ASC 405.20.40-1. As a result, $1.8 million of Cornerstone debt remained at June 30, 2009 as the Company reduced its assets for the lots that were legally transferred to Cornerstone and recorded a corresponding reduction in the related debt as a result of the transfer of assets in partial satisfaction of the debt. On September 22, 2009, the Company entered into a settlement agreement and mutual release with Cornerstone relating to litigation between the Company and Cornerstone. In connection with the settlement, Cornerstone released the Company, and its subsidiary Mathis Partners, LLC, from their respective obligations and guarantees relating to $5.1 million of debt. As a result of completing the negotiations in September, the Company wrote off the remaining carrying value of the Gates inventory on which Cornerstone foreclosed and reduced the recorded value of the debt to the final settlement amount. See Note 12 for the calculation of gain on troubled debt restructuring related to the Cornerstone settlement agreement.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

The following table summarizes impairment charges and write-offs for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Impairments	$—	$—	$22,938	$14,568
Write-offs	—	2	—	12

	$—	$2	$22,938	$14,580

After impairments and write-offs, real estate held for development and sale consists of the following:

	September 30, 2009	December 31, 2008
Land and land development costs	$34,437	$51,421
Cost of construction (including capitalized interest and real estate taxes)	53,346	78,121

	$87,783	$129,542

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

The Company also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of ASC 810-10 Consolidation. This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holder’s returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under the provision of ASC 810-10. This requires the Company to compute expected losses and expected residual returns based on the probability of future cash flows which requires substantial management judgments and estimates. In addition, because the Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land, the Company does not have the ability to compel these development entities to provide financial or other data to assist the Company in the performance of the primary beneficiary evaluation.

On July 7, 2009 the Company reached a settlement agreement with Belmont Bay, LC in a dispute related to the fixed price purchase agreement regarding Phase II of Beacon Park. Under the terms of the settlement agreement, the Company forfeited its $200 deposit and was released from debt owed to Belmont Bay, LC of approximately $1,797. As a result of this settlement agreement, the Company is no longer the primary beneficiary and has deconsolidated the entity from its consolidated balance sheet at June 30, 2009. The effect of the deconsolidation was the removal of $19,250 in “Inventory not owned-variable interest entities” with a corresponding reduction of $19,050 (net of land deposits paid of $200) to “Obligations related to inventory not owned.” Creditors, if any, of this deconsolidated variable interest entity have no recourse against the Company relating to this purchase contract.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning period	$828	$1,329	$1,031	$1,537
Additions	63	87	100	259
Releases and/or charges incurred	(114)	(205)	(354)	(583)

Balance at end of period	$777	$1,211	$777	$1,211

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total interest incurred and capitalized	$—	$423	$12	$4,360

Interest expensed as a component of cost of sales	$1,551	$974	$2,442	$3,305

During the three months ended September 30, 2009 all of the Company’s projects were determined to be inactive for accounting purposes as they were either substantially complete or management elected to suspend construction activities indefinitely. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the consolidated statement of operations related to the inactivation of certain real estate projects held for development and sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total interest incurred and expensed for inactive projects (1)	$161	$1,705	$2,452	$2,784
Total real estate taxes incurred and expensed for inactive projects	199	109	801	446
Total production overhead incurred and expensed for inactive projects	94	385	555	385

	$454	$2,199	$3,808	$3,615

(1)	Under the terms of the loan agreement with Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook condominium project, interest is accrued at 12% unless and until certain unit settlement thresholds are achieved. Once a threshold is achieved, the interest rate is decreased and a reduction in the interest liability is recorded. In September 2009, the Company reached 16 settlements at the Penderbrook project for the nine months ended September 30, 2009. Under the terms of the loan agreement, 16 settlements entitles the Company to an interest rate reduction from 12% to 4% on the principal balance outstanding from January 1, 2009 to September 30, 2009. The amount of that interest liability reduction was approximately $779,000 and was recorded at September 30, 2009. To the extent the Company settles additional units at Penderbrook in the fourth quarter of 2009, the interest rate could potentially be reduced from 4% to 2%, which would result in further reductions in the interest liability recorded at December 31, 2009.

6. INCOME OR LOSS PER SHARE

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic income (loss) per share
Net income (loss)	$2,279	$(2,202)	$(28,108)	$(12,277)

Basic weighted-average shares outstanding	17,618	17,475	17,575	17,431

Per share amounts	$.13	$(.13)	$(1.60)	$(0.70)

Dilutive income (loss) per share
Net income (loss)	$2,279	$(2,202)	$(28,108)	$(12,277)

Basic weighted-average shares outstanding	17,618	17,475	17,575	17,431
Stock options and restricted stock grants	1,849	—	—	—

Dilutive weighted-average shares outstanding	19,467	17,475	17,575	17,431

Per share amounts	$.12	$(.13)	$(1.60)	$(0.70)

There were no restricted stock grants outstanding at September 30, 2009. As a result of net losses for the nine months ended September 30, 2009, options and warrants were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive. As a result of net losses for the for the three and nine months ended September 30, 2008, options and warrants issued were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive. Options and warrants had an exercise price greater than the average market price of the common shares at September 30, 2008.

Comprehensive income

For the three and nine months ended September 30, 2009 and 2008, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

7. INCOME TAX

Income taxes are accounted for under the asset and liability method in accordance with ASC 740-10, Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company is projecting a tax loss for the twelve months ended December 31, 2009. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at September 30, 2009. This results in a zero current income tax expense for the three and nine months ended September 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and nine months ended September 30, 2009.

We adopted the provisions of ASC 740-10-26-6, Income Tax Recognition as of January 1, 2007. As a result of this adoption, the Company recorded a benefit to the opening accumulated deficit in the amount of $1,663. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense. At September 30, 2009, the Company had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. The unrecognized tax benefits of $77 at September 30, 2009, would not reduce the Company annual effective tax rate if recognized. The Company has accrued interest and recorded a liability of $77 related to these unrecognized tax benefits during 2009. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.

8. STOCK REPURCHASE PROGRAM

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1,000 shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the twelve months ended December 31, 2006, the Company repurchased an aggregate of 391 shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased in 2007, 2008 or during the nine months ended September 30, 2009. The Company has no immediate plans to repurchase any additional shares under the existing authorization.

9. COMMITMENTS AND CONTINGENCIES

Litigation

        In April 2008 a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”) received notice from Haven Trust Bank (Lender) that it filed a collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness owed for the Gates of Luberon project in Atlanta, Georgia. In January 2009, prior to any substantive action taking place in the lawsuit, the Lender failed and was taken over by the Federal Deposit Insurance Corporation (FDIC). The FDIC sought a stay in the guaranty action through April 2009. Cornerstone Bank, one of the banks to whom Haven Trust participated the loan has assumed control of the collection process and has reinstated the foreclosure and guarantee actions. Foreclosure of a portion of the Property took place on June 2, 2009, at which time a bid was made on the Property by Cornerstone Bank for approximately $1,275. Cornerstone Bank had sought the Court’s confirmation of the foreclosure sale, to which the Company and Mathis Partners objected. The confirmation of the foreclosure sale and the Company’s objection was scheduled heard in September 2009. Prior to the hearing, the parties negotiated a settlement agreement to resolve both the Lender and Cornerstone Bank actions whereby the Company made a $50 cash payment and issued a non-interest bearing subordinated deficiency note in the amount of $400 with a three year term in exchange for complete forgiveness of the outstanding indebtedness and guaranty by the Company. As a result, both lawsuits have been dismissed with prejudice. This settlement resulted in a gain on troubled debt restructuring of $1.2 million (See Note 12).

On or about June 10, 2009 a judgment of $1,502 was entered against Parker Chandler Homes, LLC (formerly known as Comstock Homes of Atlanta, LLC), a subsidiary of the Company, as a result of an uncontested breach of contract claim related to a discontinued development project in the Atlanta area. A liability for this judgment has been recorded as of June 30, 2009.

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17,100 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2,800. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. We anticipate the court’s decision in the 4th quarter 2009 or first quarter 2010. While there can be no assurance, we are optimistic that the court will not rule in favor of Balfour Beatty. The lender for the Company’s subsidiary had not issued a default notice with respect to the liens but an adverse judgment with respect to the litigation could be considered an event of default under the KeyBank loan associated with the Project.

In September 30, 2009 the Company reached a final settlement in a dispute with Mooring Capital, the holder of a non-controlling interest in one of the Company’s subsidiaries. Terms of the settlement called for the Company to purchase Mooring Capital’s interest for 175 warrants and $20 cash. In recording the purchase of Mooring Capital’s interest, the non-controlling interest liability was eliminated.

The Company and/or its subsidiaries have also been named as a party defendant in legal actions arising from our other business operations that, on an aggregate basis, would be deemed material if decided against the Company and/or its subsidiaries for the full amounts claimed. Although the Company would not be liable in all instances for judgments against its subsidiaries, we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to legal actions currently pending against the Company or its subsidiaries.

Further, in the future the Company or its subsidiaries could be named as a defendant in additional legal actions arising from our past business activities. Although we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to legal actions that may be brought against the Company in the future, it is anticipated that any adverse ruling by a court resulting in actual liability would likely have a material adverse effect on our financial position, operating results or cash flows.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. Although in some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds, we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At September 30, 2009 the Company has issued $976 in letters of credit and $5,927 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

10. RELATED PARTY TRANSACTIONS

The Company entered into a lease agreement for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia with Comstock Asset Management, L.C., (CAM) an entity wholly owned by Christopher Clemente. In October 2007, the lease agreement was amended decreasing the total square footage from 24.1 to 17.1 and extending the term to four years through September 2011. For the three months ended September 30, 2009 and 2008, total payments made under this lease agreement were $91 and $138, respectively. During the nine months ended September 30, 2009 and 2008 total payments were $348 and $423, respectively. During the second quarter of 2009, the Company began deferring a portion of its monthly rent payment to CAM as well as deferring a portion of the base salary payments to executive officers Chris Clemente and Greg Benson. As a result of its liquidity constraints, the Company expects to further reduce its office lease obligation to CAM.

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

The Company is party to agreements with I-Connect, L.C. (I-Connect), a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology and website consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For three months ended September 30, 2009 and 2008, the Company paid $29 and $57, respectively. During the nine months ended September 30, 2009 and 2008, the Company paid $73 and $220, respectively, to I-Connect. Although I-Connect has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time and has reduced the amount due from us under the agreements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

11. SEGMENT REPORTING

ASC 280-10 Segment Reporting establishes standards for the manner in which companies report information about operating segments. The Company determined it provides one single type of business activity, homebuilding, which operates in multiple geographic or economic environments. In addition, as a result of the Company’s acquisitions in Georgia and North Carolina, which became fully integrated in the fourth quarter of 2006, the Company modified how it analyzes its business during the fourth quarter of 2006. The Company had, in years prior to 2009, determined that its homebuilding operations primarily involved three reportable geographic segments: Washington DC Metropolitan Area, Raleigh, North Carolina, and Atlanta, Georgia. Based on reduced activity in the Atlanta market, the Company elected to consolidate the Raleigh and Atlanta segments into the Southeast region segment, effective January 1, 2009. As such, the three and nine months ended September 30, 2008 have been restated for presentation purposes only. The aggregation criteria are based on the similar economic characteristics of the projects located in each of these regions. The table below summarizes revenue and income (loss) before income taxes for each of the Company’s geographic segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Washington DC Metropolitan Area	$11,796	$7,051	$19,357	$19,801
Southeast region	828	6,022	1,754	21,651

Total revenue	$12,624	$13,073	$21,111	$41,452

Segment operating (loss) gain
Washington DC Metropolitan Area	$397	$(1,371)	$(17,067)	$(8,403)
Southeast region	31	(671)	(8,488)	(10,031)

Total segment operating (loss) gain	428	(2,042)	(25,555)	(18,434)
Corporate expenses unallocated	(1,086)	(2,621)	(4,291)	(6,230)

Total operating loss	(658)	(4,663)	(29,846)	(24,664)
Gain on debt restructuring	(2,803)	—	(2,803)	—
Other income (loss)	(134)	2,462	1,063	12,385

Income (loss) before income taxes	$2,279	$(2,201)	$(28,106)	$(12,279)

The table below summarizes impairments and write-offs by segment. These expenses are included in the segment operating income (loss) as reflected in the table above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Washington DC Metropolitan Area	$—	$2	$15,351	$6,141
Southeast region	—	—	7,587	8,439

	$—	$2	$22,938	$14,580

The table below summarizes total assets for the Company’s segments as of:

	September 30, 2009	December 31, 2008
Washington DC Metropolitan Area	$67,478	$116,483
Southeast region	22,845	34,925
Corporate	4,204	9,451

Total assets	$94,526	$160,859

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

12. TROUBLED DEBT RESTRUCTURING

On July 8, 2009 the Company executed a settlement agreement with an unsecured lender with respect to approximately $1,664 of unsecured debt plus interest due. Under the terms of the settlement agreement, the Company agreed to forfeit their $200 land option deposit and the unsecured lender agreed to release the Company’s from liability under the $1,664 deferred purchase money note and interest accrued.

This transaction was accounted for as a full settlement of debt pursuant to ASC 470-60. The gain resulting from the foreclosure agreement was calculated as follows:

Carrying amount of debt settled in full	$1,664
Cancellation of accrued interest	133

Total consideration	1,797
Forfeited deposit	200

Gain on troubled debt restructuring	$1,597

On both a basic and diluted income per share basis the $1,597 gain was $0.09 per share for the nine months ended September 30, 2009.

On September 21, 2009 the Company entered into a settlement agreement and mutual release with Cornerstone Bank (“Cornerstone”) with respect to approximately $5.1 million debt secured by its Gates of Luberon project in Atlanta, Georgia. Under the terms of the agreement, Cornerstone released the Company, and its subsidiary Mathis Partners, LLC, from their respective obligations and guarantees relating to $5.1 million of debt owed by the Company to Cornerstone in exchange for a non-interest bearing unsecured subordinate note in the amount of $0.4 million with a three year term. The parties have agreed to dismiss all pending litigation against each other.

This transaction was accounted for as a transfer of assets in full settlement of debt pursuant to ASC 470-60. The gain resulting from the foreclosure agreement was calculated as follows:

Carrying amount of debt and accrued interest settled in full	$5,105
Fair value of foreclosed real estate assets held for development and sale	(3,449)
Unsecured deficiency note	(400)
Cash payment	(50)

Gain on troubled debt restructuring	$1,206

On both a basic and diluted income per share basis the $1,206 gain was $0.07 per share for the nine months ended September 30, 2009.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 13, 2009, which is the date these financial statements were issued. Except for the events set forth below, no material subsequent events occurred between September 30, 2009 and November 13, 2009.

On October 30, 2009 the Company executed a loan modification with KeyBank National Association (“KeyBank”) with respect to $22.8 million of principal outstanding under the Company’s secured Potomac Yard and Station View project loan (the “Loan”). The key terms of the loan modification adjust the interest rate to the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. In exchange, KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with cash flow equal to fifteen percent of the net sales price of sold units on a retroactive basis for units previously settled between July 1, 2009 and October 30, 2009 which is approximately $700. The unrestricted use by the Company of a portion of the accelerated release proceeds, approximately $450, is subject to certain conditions subsequent, and continued receipt of the sales proceeds of future units is subject to the occurrence of additional conditions subsequent, including the restructuring of certain of the Company’s unsecured indebtedness and meeting a cumulative minimum sales requirement of nine (9) units per quarter (the “Modification Covenants”). Failure to meet the Modification Covenants will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain all of the net sales price of sold units. The Modification also modified the release provisions for the Station View project allowing for additional monies from the net sales price of the bulk sale of the Station View project, under contract on a contingent basis, to be made available to the Company for the repayment of certain indebtedness. The Modification also provided that any unsecured deficiency notes issued by the Company in satisfaction of foreclosure deficiencies from other lenders be fully subordinate to the Loan.

On November 10, 2009 the Company entered into an agreement with Fifth Third Bank (“Fifth Third”) to eliminate approximately $1.3 million of secured debt related to Comstock of Raleigh’s Brookfield project located in Raleigh, N.C. The subject debt is non-recourse to Comstock Homebuilding. Under the terms of the agreement, Fifth Third agreed to release Comstock of Raleigh and its affiliates from its obligations and guarantees relating to the project loan and Comstock of Raleigh agreed to cooperate with Fifth Third with respect to a foreclosure on a portion of the Brookfield project. As an incentive to Fifth Third to expedite the foreclosure Comstock Homebuilding agreed to enter into a non-interest bearing unsecured promissory note in the amount of $25,000 with a three year term (the “Note”) provided Fifth Third successfully completes the foreclosure on or before February 28, 2010, unless extended as provided for in the agreement (the “Deadline”). Should Fifth Third fail to complete the foreclosure on or before the Deadline, Comstock Homebuilding shall not be required to provide the Note but the release issued by Fifth Third will nevertheless remain effective.

On November 12, 2009 the Company received a notice from NASDAQ Stock Market Listing Qualifications indicating that the Company’s closing bid-price was under $1.00 for the thirty trading days ended November 11, 2009. As a result, NASDAQ issued a notice of default related to this requirement and provided the Company until May 11, 2010 to regain compliance. To regain compliance the closing bid-price must remain over $1.00 for a minimum of ten consecutive trading days prior to May 11, 2010.

On November 12, 2009, Parker Chandler Homes, LLC, formerly known as Comstock Homes of Atlanta, LLC, Buckhead Overlook, LLC, and Post Preserve, LLC (collectively, “Debtors”), each a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), filed bankruptcy petitions (the “Petitions”) in the United States Bankruptcy Court, Northern District of Georgia. The Chapter 7 Petitions were filed in furtherance of the Company’s ongoing restructuring efforts; which include winding down its Atlanta division.

14. CREDIT FACILITIES

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property.

As of September 30, 2009, maturities and/or curtailment obligations of all of our borrowings are as follows:

Year ending December 31,
Debt to be extinguished when foreclosure process is complete (1)	$22,014
Past due(2)	6,343
2009	3,300
2010	14,528
2011	19,401
2012 and thereafter	17,831

Total	$83,417

(1)	Debt related to Wachovia ($15,893) and M&T Bank ($6,121) foreclosure agreements executed during the third quarter of 2009. This debt will be extinguished after the banks foreclose on the real estate assets that secure the debt, which is pending but had not occurred at September 30, 2009. There will be no further cash outlay on this debt by the Company.
(2)	Past due is comprised of Royal Bank of Canada ($5,602) and BB&T ($741).

The majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At September 30, 2009, the one-month LIBOR and prime rates of interest were 0.25% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.50% to 15.19%. During 2009 these rates have been relatively stable. Based on current operations, as of September 30, 2009, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.5 million in a fiscal year. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

In the past the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company has numerous credit facilities and lenders. After evaluating its options with respect to restructuring its debts, the Company elected to suspend making regularly scheduled cash interest payments on all of its debt. During 2009 the Company has been in discussions with substantially all of its lenders to negotiate amendments to its loan facilities and modifications to its guarantees that were more aligned with the evolving housing market downturn and the Company’s limited liquidity. The Company has been successful in renegotiating a significant portion of its debts. The Company has notified its remaining lenders that absent amicable agreements being reached within the very near term regarding the restructure of its bank debts in a manner that will provide the Company with working capital sufficient to stabilize and continue operations, that the Company expects to have exhausted its cash reserves and will be forced into reorganization under the protection of the bankruptcy court. The Company is actively working with all of its lenders in this restructuring initiative.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

As described in more detail below, at September 30, 2009 our outstanding debt by lender was as follows (dollars in 000s):

Bank	Balance as of 09/30/09	Recourse
KeyBank	$22,800	Secured
Wachovia (1)	15,893	Secured
Wachovia	335	Unsecured
Guggenheim Capital Partners	12,084	Secured
JP Morgan Ventures	12,743	Unsecured
M&T Bank – Belmont Bay (1)	6,121	Secured
M&T Bank – Cascades	1,016	Secured
M&T Bank	495	Secured
Royal Bank of Canada	5,602	Secured
Cornerstone (Haven Trust)	400	Unsecured
Bank of America	3,758	Unsecured
Fifth Third	1,328	Secured
Branch Banking & Trust	741	Secured
Seller – Emerald Farm	100	Secured

Total	$83,417

(1)	Debt related to Wachovia ($15,893) and M&T Bank ($6,121) foreclosure agreements executed during the third quarter of 2009. This debt will be extinguished after the banks foreclose on the real estate assets that secure the debt, which had not occurred at September 30, 2009. There will be no further cash outlay on this debt by the Company.

At September 30, 2009 the Company had $22.8 million outstanding to KeyBank under a credit facility secured by the Company’s Eclipse and Station View projects. Under the terms of the note there is an interest reserve. At September 30, 2009 the available balance in the interest reserve was approximately $2.0 million. While there are no financial covenants associated with the loan, there are a series of curtailment requirements commencing March 31, 2009. On October 30, 2009 the Company executed a loan modification with KeyBank with respect to $22.8 million of principal outstanding under the Company’s secured Potomac Yard and Station View project loan (the “Loan”). The key terms of the loan modification adjust the interest rate to the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. In exchange, KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with accelerated releases equal to fifteen percent of the net sales price of sold units on a retroactive basis for units previously settled between July 1, 2009 and October 30, 2009 which is approximately $700. The unrestricted use by the Company of a portion of the accelerated release proceeds, approximately $450, is subject to certain conditions subsequent, and continued accelerated releases for the sale of future units is subject to the occurrence of additional conditions subsequent, including the restructuring of certain of the Company’s unsecured indebtedness and meeting a cumulative minimum sales requirement of nine (9) units per quarter (the “Modification Covenants”). Failure to meet the Modification Covenants will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain all of the net sales price of sold units. The Modification also modified the release provisions for the Station View project allowing for additional monies from the net sales price of the bulk sale of the Station View project, under contract on a contingent basis, to be made available to the Company for the repayment of certain indebtedness. The Modification also provided that any unsecured deficiency notes issued by the Company in satisfaction of foreclosure deficiencies from other lenders be fully subordinate to the Loan.

On May 26, 2006 the Company entered into $40.0 million secured revolving borrowing base credit facility with Wachovia Bank for the financing of entitled land, land under development, construction and project related letters of credit. Funding availability was to be limited by compliance with a periodic borrowing base calculation and certain financial covenants. The Company ceased making interest payments on this loan in June 2008, which was construed by the lender to have been an event of default under the loan agreement. On July 25, 2008 Wachovia issued the Company a notice of default with respect to this facility. In December 2008 we entered into loan modification agreements with Wachovia by which the single credit facility was split into three separate notes; an $8.0 million revolving construction loan, a $7.0 million term note and a $3.0 million outstanding project note. This transaction was accounted for as a troubled debt restructuring under which we recorded a $3.3 million gain after accounting for future interest costs. The revolver and term notes matured in January 2009 and the project note matures in December 2011. On April 17, 2009, the Company received a notice of default from Wachovia based on allegations of 1) Comstock’s failure to timely pay amounts due under the Agreement and the Note and 2) the existence of certain mechanics liens and liens for unpaid taxes against the collateral securing the Loans. Additionally, the revolving loan required us to meet certain settlement covenants by June 30, 2009 which we did not achieve.

On August 17, 2009 the Company entered into a foreclosure agreement (“Agreement”) with Wachovia Bank with respect to approximately $17.8 million of secured debt, accrued interest and fees. Under the terms of the Agreement, the Company has agreed to cooperate with Wachovia with respect to its foreclosure on certain of the Company’s real estate assets. In return, Wachovia agreed to release the Company from their obligations and guarantees relating to the $17.8 million of indebtedness contemporaneous with the execution by the Company of a non-interest bearing, unsecured deficiency note payable to Wachovia in the amount of approximately $1.8 million. The deficiency note is reduced by the principal payments related to certain homes sold by the Company prior to September 30, 2009. As of September 30, 2009 the deficiency note balance was $335 and the debt from which the Company will be released upon foreclosure of the assets was $15.9 million. On November 5, 2009, by subsequent agreement, the amount of the deficiency note was further reduced to $205. The related assets are stated at the lower of cost or fair value.

The assets scheduled for foreclosure by Wachovia include: Massey Preserve, raw land located in Raleigh, North Carolina; Haddon Hall, finished pads for a condominium project in Raleigh, North Carolina; Holland Farm, a single-family project in Raleigh, North Carolina; Wakefield Plantation, a single-family project in Raleigh, North Carolina; Riverbrooke, a single-family project in Raleigh, North Carolina; Wheatleigh Preserve, a single-family project in Raleigh, North Carolina; Brookfield Station, a single-family project in Raleigh, North Carolina; Providence, a single-family project in Raleigh, North Carolina; Allyn’s Landing, a townhome development project in Raleigh, North Carolina; Allen Creek, a single-family project in Atlanta, Georgia; Arcanum Estates, a single-family project in Atlanta, Georgia; Falling Water, a single-family project in Atlanta, Georgia; James Road, a single-family development project in Atlanta, Georgia; Tribble Lakes, a development project in Atlanta, Georgia; and Summerland, finished pads for a condominium project in Woodbridge, Virginia. None of these assets had been foreclosed upon at September 30, 2009. Due to the large volume of assets upon which Wachovia will foreclose, it is likely that the foreclosure process will extend well into 2010.

At September 30, 2009 the Company had approximately $12.1 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company subsequently entered into a loan modification and forbearance agreement whereby Guggenheim agreed to forgo any remedies it may have had with respect to the alleged default. On September 16, 2009 the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forebear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements of three (3) units per month and ten (10) units per quarter. However, if the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. The Company has met the minimum sales requirement as of September 30, 2009 and based on the pace of Q4 2009 sales, settlements and backlog believes it will meet the minimum sales requirement as of December 31, 2009.

As of September 30, 2009, $12.7 million was outstanding to JP Morgan Ventures (“JP Morgan”), which includes its principal amount of $9.0 million plus the total estimated future interest payments of $3.7 million. On May 4, 2006 the Company closed on a $30.0 million junior subordinated note offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the junior subordinated note without penalty and entered into a new 10-year, $30.0 million senior unsecured note with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by JP Morgan. On March 14, 2008, the Company executed an option to restructure the $30.0 million unsecured note. In connection therewith, the Company made a $6.0 million principal payment to JP Morgan and executed an amended and restated indenture with a new principal balance of $9.0 million, loosened financial covenants (summarized below) and a revised term of 5 years. The Company also issued JP Morgan a seven-year warrant to purchase 1.5 million shares of Class A common stock at $0.70 per share. In exchange JP Morgan agreed to cancel $15.0 million of the outstanding principal balance. This transaction was accounted for as a troubled debt restructuring and the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount of $9.0 million plus the total estimated future interest payments of $4.4 million. At March 31, 2009 the Company elected not to make a scheduled interest payment in the amount of $0.2 million. On April 27, 2009, the Company received a notice of payment default from the lender. The notice of payment default indicated that the failure of the Company to make its quarterly interest payment within 30 days of March 30, 2009 would constitute an Event of Default under the Indenture. The Company has not cured the default. The Company did not make scheduled interest payments at June 30, 2009 and September 30, 2009.

At September 30, 2009 the Company had $7.6 million outstanding to M&T Bank. Under the terms of the original loan agreements, the Company was required to maintain certain financial covenants which are summarized below. In March 2007 the Company entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. On October 25, 2007 the Company entered into loan modification agreements that extended maturities and provided for forbearance with respect to all financial covenants. On June 30, 2008, the loans with M&T matured. The Company ceased making interest payments on these loans in July 2008, which was construed by the lender to have been an event of default under the loan agreement. In connection with a dispute between Comstock and the developers of Belmont Bay in Woodbridge, Virginia the developers of Belmont Bay had filed a lis pendens against the River Club II project. The Belmont Bay River Club II project collateralizes $6.6 million of the $7.6 million of debt outstanding with M&T. On or about July 8, 2009, the Company and the developers of Belmont Bay executed a settlement agreement dismissing the cases with prejudice. As part of the settlement agreement, the Company’s obligations to the developers of Belmont Bay of $1.8 million were released, subject to satisfaction of certain conditions set forth in the settlement agreement.

On September 28, 2009 the Company entered into a series of agreements with M&T with respect to the $7.6 million of outstanding debt plus accrued interest and late fees. As a result of the agreements, the Belmont Bay loan, with a current principal balance of $6.1 million plus $0.4 million of accrued interest and fees, will be released in its entirety and the Cascades Loan, with a current balance of $1.0 million, will be extended through January 31, 2011. Under the terms of the agreements, M&T Bank agreed to release the Company from its obligations and guarantees relating to the Belmont Loan and the Company agreed to cooperate with M&T Bank with respect to its foreclosure on the remaining portion of the Belmont Bay Project which includes 19 partially completed condominium units and 84 condominium building lots. Foreclosure of these assets is expected in the fourth quarter of 2009 or the first quarter of 2010. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont Loan in the amount of $0.5 million with a three-year maturity secured by the Cascades Project. Under the terms of the agreements, M&T Bank agreed to extend the maturity date of the Cascades Loan by forbearing on enforcing its rights with respect to collection of the debt until January 31, 2011. The Company also agreed to commence current payment of interest due M&T Bank related to the current principal balance of the Cascades Loan. The Cascades Project contains a total of 191 condominium units with the first phase of the Cascades Project (88 units) being completed by the Company in 2007.

At September 30, 2009 the Company had approximately $5.6 million outstanding to Royal Bank of Canada (“RBC”) relating to three projects in the Atlanta market. The Company ceased making interest payments in July 2008. The Company’s Parket Chandler Homes (formerly known as Comstock Homes of Atlanta, LLC) subsidiary has received a notice of default from RBC. The Company is not a guarantor of this debt.

At September 30, 2009 the Company had $0.4 million outstanding to Cornerstone Bank (“Cornerstone”) relating to the Company’s Gates at Luberon project. The original $5.1 million in loans matured in November 2007. Haven Trust Bank, the originating lender, and its participating lenders were unwilling to grant an extension on terms the Company felt were reasonable so the loans remained unpaid and unmodified. Haven Trust Bank initiated foreclosure proceedings and the Company protected the equity in the project by seeking bankruptcy protection for the entity that owned Gates at Luberon. The Company elected not to submit a plan of reorganization to the court by September 30, 2008 which resulted in Haven Trust filing a motion to lift the court imposed stay of foreclosure. In December 2008 Haven Trust Bank was closed by the FDIC and its loan portfolio was taken over by the FDIC. Litigation with respect to Haven Trust’s guarantee action against Comstock was stayed with the court while the FDIC determines its intended course of action. Cornerstone, one of the banks to which Haven Trust participated the loan assumed control of the loan and reinstated the guarantee and foreclosure actions. Cornerstone’s foreclosure on the Gates of Luberon project real estate was completed by September 30, 2009. On September 21, 2009 the Company entered into a settlement agreement and mutual release with Cornerstone relating to the aforementioned litigation. In connection with the settlement, Cornerstone released the Company, and its subsidiary Mathis Partners, LLC, from their respective obligations and guarantees relating to $5.1 million of debt owed by the Company to Cornerstone in exchange for a non-interest bearing unsecured subordinate note in the amount of $0.4 million with a three year term. The parties have agreed to dismiss all pending litigation against each other. See Note 12 for details related to troubled debt restructuring and the Cornerstone settlement and mutual release.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

At September 30, 2009, the Company had $3.8 million outstanding to Bank of America in a 10-year unsecured note. Bank of America and Comstock modified the terms of the Company’s existing unsecured note by extending the term to ten (10) years, establishing an interest accrual for the first two years and a six year curtailment schedule starting in year four of the loan’s term.

As of September 30, 2009 the Company had $1.3 million outstanding with Fifth Third Bank, successor to First Charter Bank. The loan matures on January 10, 2010. There are no financial covenants associated with this loan. The Company is not a guarantor of this debt. On November 10, 2009 the Company entered into an agreement with Fifth Third Bank (“Fifth Third”) to eliminate approximately $1.3 million of secured debt related to Comstock of Raleigh’s Brookfield project located in Raleigh, N.C. The subject debt is non-recourse to Comstock Homebuilding. Under the terms of the agreement, Fifth Third agreed to release Comstock of Raleigh and its affiliates from its obligations and guarantees relating to the project loan and Comstock of Raleigh agreed to cooperate with Fifth Third with respect to a foreclosure on a portion of the Brookfield project. As an incentive to Fifth Third to expedite the foreclosure Comstock Homebuilding agreed to enter into a non-interest bearing unsecured promissory note in the amount of $25,000 with a three year term (the “Note”) provided Fifth Third successfully completes the foreclosure on or before February 28, 2010, unless extended as provided for in the agreement (the “Deadline”). Should Fifth Third fail to complete the foreclosure on or before the Deadline, Comstock Homebuilding shall not be required to provide the Note but the release issued by Fifth Third will nevertheless remain effective. At September 30, 2009 the Company had approximately $0.7 million outstanding to Branch Bank & Trust Company (“BB&T”) relating to three construction loans in the Company’s Atlanta market. On August 29, 2008 The Company entered into a foreclosure agreement with BB&T with respect to approximately $31.4 million of debt secured by properties in Virginia and Atlanta, Georgia. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on certain Company real estate assets and BB&T agreed to provide the Company with a full release from its related debt obligations. BB&T completed its foreclosure on the properties in September 2008. The Company retained three pre-sold lots in Atlanta which were not included in the foreclosure agreement. The Company is still awaiting its final release of liability associated with the foreclosures.

From time to time, the Company has employed subordinated and unsecured credit facilities to supplement the capital resources or a particular project or group of projects. As of September 30, 2009, there was approximately $3.7 million of outstanding variable rate unsecured loans.

Many of the Company’s loan facilities contain Material Adverse Effect clauses that, if invoked, could create an event of default under the loan. In the event all the Company’s loans were deemed to be in default as a result of a Material Adverse Effect, the Company’s ability to meet the capital and debt obligations would be compromised and the Company would not be able to continue operations without bankruptcy protection.

The Company’s senior management has succeeded in reaching amicable agreements with regards to needed modifications of all of the secured loans that the Company has guaranteed in an effort to stabilize the Company and reduce the possibility that the Company would need to seek the protections afforded by the bankruptcy code. Management continues to work on reaching amicable agreements with the Company’s unsecured creditors in keeping with its Strategic Realignment Plan. The Company cannot at this time provide any assurances that it will be successful in these efforts. In the event the Company is not successful it may not be able to continue operations absent court imposed protections.

As illustrated by the preceding debt maturity schedule, we have a significant amount of debt that either has matured or will mature in the near future. In our industry, it was customary for secured debt to be renewed until a project is complete but we have no assurance that this will be the case with our debts. Our recently reported and cured loan covenant violations may impact our ability to renew and extend our debt. Failure to meet our obligations as they come due could force us to have to use court protections under bankruptcy to continue to operate.

The Company’s debt with M&T Bank and JP Morgan contains certain financial covenants. The Minimum Tangible Net Worth covenants are as follows: M&T Bank, $135.0 million and JP Morgan, $35.0 million. Additionally, the M&T Bank loan contains the following additional covenants: a required Interest Coverage Ratio of 2.5 to 1, a required Debt to Net Worth Ratio of 2.5 to 1. However, as discussed above, the Company entered into a forebearance agreement with M&T Bank in September 2009. The JP Morgan loan also contains additional covenants: a required Leverage Ratio, not to exceed 3.0 to 1, and a required Fixed Charge Ratio of 0.5 to 1. The Company is not in compliance with the JP Morgan covenants and has received a default notice. Although the Company’s debt with KeyBank contains a nonfinancial covenant related to a required number of settlements each month, the Company entered into a loan modification with KeyBank in October 2009 in which the existing defaults were waived.

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

During the three months ended March 31, 2008, the Company recognized a reduction in selling, general and administrative expense of approximately $1,417 related to the amount accrued at December 31, 2007 for 2007 employee incentive compensation payments. This transaction was a change in estimate due to the fact that after the completion and filing of the Company’s form 10-K for the year ended December 31, 2007, the Company’s CEO, with the approval of the Compensation Committee of the Board of Directors, determined to forgo paying 2007 performance based bonuses. Instead, the Company elected to pay bonuses to retain key employees through 2008 and executives through 2009. The new facts and circumstances that came to light subsequent to the filing of form 10-K led management to conclude that this was a change in an accounting estimate. Accordingly, management accounted for the change in estimate in accordance with ASC 250 Accounting Changes and Error Corrections. Subsequently, the 2009 retention bonuses were terminated.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

There are three measurement input levels for determining fair value: Level 1, Level 2, and Level 3. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

	September 30, 2009	December 31, 2008
Carrying amount	$9,000	$10,797
Fair value	$8,480	$10,542

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

We are a residential real estate developer that has substantial experience building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family buildings and mixed-use (residential and commercial) developments in suburban communities and high density urban infill areas. We have historically built projects with the intent that they be sold either as fee-simple properties, condominiums, or investment properties. We focus on geographic areas, products and price points where we believe there will be continuing demand for new housing and potential for attractive returns. We have operated in the Washington, D.C., Raleigh, North Carolina, and Atlanta, Georgia markets where we target first-time, early move-up, secondary move-up, and empty nester move-down buyers. However, during the first half of 2009, we halted operations in Atlanta, Georgia and substantially suspended operations in Raleigh, N.C. We focus on the “middle-market” meaning that we tend to offer products in the middle price points in each market, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our markets. Since our founding in 1985, and as of December 31, 2008, we have built and delivered more than 5,170 homes generating revenue in excess of $1.3 billion.

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

In early 2009 no significant improvement in market conditions was evident. Accordingly in an effort to stabilize the Company management formulated a Strategic Realignment Plan, a strategy for reducing market exposure, reducing project count and inventory and eliminating debt and settling obligations of the Company. A key part of this strategy was the identification of the real estate projects that management believed provided the best possibility for rebuilding the Company to be profitable again in future periods. Management outlined a plan for securing the necessary modifications of existing loans on these key properties and initiated negotiations with the subject lenders on these projects as well as negotiations with all of the lenders associated with the projects that the Company would seek to eliminate from its portfolio. Management’s goal was to reach amicable agreements with all of the Company’s major creditors before year end 2009. As a result management has spent much of 2009 focused on negotiating with our creditors to eliminate debts and otherwise settle obligations of the Company. As previously reported and as detailed herein the Company has made significant progress with respect to eliminating debt and restructuring the loans for the projects it desired to retain. As of September 30, 2009 the Company had successfully negotiated settlements with the majority of its secured lenders where the Company was a guarantor and had reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $83.4 million at September 30, 2009. With respect to projects that the Company did not seek to retain, in most cases the Company was released from the obligations under the loan in return for its agreement not to contest the foreclosure of the real estate assets securing the subject loan and in certain cases the Company provided the lender a non-interest bearing deficiency note in an amount equal to a fraction of the original debt with a term of three years. In one instance the Company also made a cash payment to the lender. Due to the time required to complete the requisite foreclosures on certain real estate assets, the foreclosure actions were not all complete at September 30, 2009 and will occur in future periods. The Company expects that all such foreclosures will be completed in 2010.

There are recent signs that demand for the Company’s products is increasing in the Washington, D.C. metropolitan area, a market that has served as the Company’s primary market since its founding in 1985. Accordingly, the Company will focus its energy in the near term on the projects it has retained in the Washington area. While we have always preferred to purchase finished building lots that are developed by others, we have significant experience in entitling and developing land for many of our home building projects. We believe this experience will enhance our ability to be opportunistic in our approach to acquisitions. Nonetheless, our interest in acquiring new development projects will be focused on finished building lots until market conditions and circumstances warrant otherwise.

During the past several years our business has included the development, redevelopment and construction of residential mid-rise and high-rise condominium complexes. The majority of our multi-family projects are in our core market of the greater Washington, D.C. area. We believe the demographics and housing trends in the Washington, DC area will continue to generate demand for high density housing and mixed-use developments over the long term. However, condominium sales in the greater Washington, D.C. area have declined significantly as a result of current economic conditions. In order to reduce the cost associated with carrying our condominium inventory in the Washington, DC region we are temporarily operating two of our multi-family projects as hybrid for-sale and for-rent properties. This approach provides us regular cash flow which we use to offset a portion of the carry costs associated with the applicable multi-family assets. In addition, we believe the value of the assets will increase over time as market conditions stabilize or improve. In Raleigh, North Carolina we continue to be focused on lower density housing, principally single family homes. We have halted our operations in Atlanta, Georgia and substantially suspended operations in Raleigh, N.C. in an effort to concentrate resources in the Washington, D.C. market and on reorganizing our debt.

Our Strategic Realignment Plan has the following key elements:

•	protect liquidity while eliminating projects with limited near term potential and the associated debt;

•	maximize the realized value of retained real estate to enhance cashflow and liquidity;

•	realign all operating expenses with market realities

•	utilize technology to streamline operations and reduce costs,

•	focus operations in the near term on our primary market over the past 25 years, the Washington, D.C. metropolitan area;

•	utilize technology to enhance customer communications and facilitate sales, while containing costs;

•	pursue strategic partnerships to reduce reliance on raw land acquisitions for future growth

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table summarizes certain information related to new orders, settlements, and backlog for the three and nine month period ended September 30, 2009 and 2008:

	Three months ended September 30, 2009
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	29	2	—	31
Cancellations	2	5	—	7
Net new orders	27	(3)	—	24
Gross new order revenue	$8,995	$252	$—	$9,247
Cancellation revenue	$460	$1,220	$—	$1,680
Net new order revenue	$8,535	$(968)	$—	$7,567
Average gross new order price	$310	$126	$—	$298
Settlements	39	1	—	40
Settlement revenue - homebuilding	$11,116	$108	$—	$11,224
Average settlement price	$285	$108	$—	$281
Backlog units	6	3	—	9
Backlog revenue	$1,541	$977	$—	$2,518
Average backlog price	$257	$326	$—	$280

	Three months ended September 30, 2008
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	19	19	4	42
Cancellations	5	4	3	12
Net new orders	14	15	1	30
Gross new order revenue	$6,129	$2,767	$1,060	$9,956
Cancellation revenue	$1,561	$794	$1,163	$3,518
Net new order revenue	$4,568	$1,973	$(103)	$6,438
Average gross new order price	$323	$146	$265	$237
Settlements	19	19	6	44
Settlement revenue - homebuilding	$6,248	$4,256	$1,766	$12,270
Average settlement price	$329	$224	$294	$279
Backlog units	5	16	4	25
Backlog revenue	$1,273	$4,449	$1,315	$7,037
Average backlog price	$255	$278	$329	$281

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

	Nine months ended September 30, 2009
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	63	15	—	78
Cancellations	7	11	1	19
Net new orders	56	4	(1)	59
Gross new order revenue	$19,999	$2,571	$—	$22,570
Cancellation revenue	$2,128	$2,314	$386	$4,828
Net new order revenue	$17,871	$257	$(386)	$17,742
Average gross new order price	$317	$171	$—	$289
Settlements	53	7	—	60
Settlement revenue - homebuilding	$17,053	$1,033	$—	$18,086
Average settlement price	$322	$148	$—	$301
Backlog units	6	3	—	9
Backlog revenue	$1,541	$977	$—	$2,518
Average backlog price	$257	$326	$—	$280

	Nine months ended September 30, 2008
	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	61	49	17	127
Cancellations	17	15	10	42
Net new orders	44	34	7	85
Gross new order revenue	$20,194	$10,483	$5,260	$35,937
Cancellation revenue	$4,701	$4,419	$3,093	$12,213
Net new order revenue	$15,493	$6,064	$2,167	$23,724
Average gross new order price	$331	$214	$309	$283
Settlements	52	56	22	130
Settlement revenue - homebuilding	$17,994	$14,554	$7,097	$39,645
Average settlement price	$346	$260	$323	$305
Backlog units	5	16	4	25
Backlog revenue	$1,273	$4,449	$1,315	$7,037
Average backlog price	$255	$278	$329	$281

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We currently have communities under development in multiple counties throughout the markets we serve. At September 30, 2009, we owned approximately 1,232 building lots. However, approximately 547 of those lots are awaiting foreclosure by Wachovia and M&T Bank. The following lot table summarizes certain information for our current and planned communities as of September 30, 2009:

	As of September 30, 2009
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue to Date
Status: Active (1)
Allen Creek (5)	GA	SF	26	23	—	3	—	$204,987
Arcanum (5)	GA	SF	34	24	—	10	—	$376,173
Falling Water (5)	GA	SF	22	18	—	4	—	$422,513
Glenn Ivey	GA	SF	20	18	—	2	—	$227,039
James Road	GA	SF	10	9	—	1	—	$339,847
Post Road	GA	SF	60	—	—	60	—	n/a
Wyngate	GA	SF	4	3	—	1	—	$416,990

Sub-Total / Weighted Average (4)			176	95	—	81	—	$313,099
Emerald Farm	MD	SF	84	78	—	6	—	$452,347

Sub-Total / Weighted Average (4)			84	78	—	6	—	$452,347
Allyn's Landing (5)	NC	TH	109	83	2	24	—	$235,711
Brookfield Station (6)	NC	SF	62	15	—	47	—	$222,757
Haddon Hall (5)	NC	Condo	90	30	—	60	—	$158,399
Holland Road (5)	NC	SF	81	18	1	62	—	$440,239
Providence-SF (5)	NC	SF	35	24	—	11	—	$191,787
Riverbrooke (5)	NC	SF	66	47	—	19	—	$166,608
Wakefield Plantation (5)	NC	TH	77	49	—	28	—	$483,042
Wheatleigh Preserve (5)	NC	SF	28	18	—	10	—	$279,204

Sub-Total / Weighted Average (4)			548	284	3	261	—	$270,458
Commons on Potomac Sq	VA	Condo	191	88	—	103	—	$231,891
Commons on Williams Sq (5)	VA	Condo	180	150	—	30	—	$333,049
Penderbrook	VA	Condo	424	317	4	103	—	$253,844
River Club II (7)	VA	Condo	112	9	—	103	—	$257,464
The Eclipse on Center Park	VA	Condo	465	388	2	75	—	$404,183

Sub-Total / Weighted Average (4)			1,372	952	6	414	—	$325,466

Total Active			2,180	1,409	9	762	—	$320,483

Status: Development (1)
Shiloh Road I	GA	SF	60	—	—	60	—	n/a
Tribble Lakes (5)	GA	SF	167	—	—	167	—	n/a

Sub-Total / Weighted Average (4)			227	—	—	227	—	n/a
Massey Preserve	NC	SF	187	—	—	187	—	n/a

Sub-Total / Weighted Average (4)			187	—	—	187	—	n/a
Station View	VA	TH	47	—	—	47	—	n/a

Sub-Total / Weighted Average (4)			47	—	—	47	—	n/a

Total Development			461	—	—	461	—	n/a

Total Active & Development			2,641	1,409	9	1,223	—	$320,483

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales.
(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	“Weighted Average” means the weighted average new order sale price.
(5)	Remaining lots subject to foreclosure agreement with Wachovia executed in third quarter 2009.
(6)	16 of remaining lots subject to foreclosure agreement with Wachovia executed in third quarter 2009.
(7)	Remaining lots subject to foreclosure agreement with M&T Bank executed in third quarter 2009.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008

Orders, cancellations and backlog

Gross new order revenue for the three months ended September 30, 2009 decreased $0.8 million, or 8.0%, to $9.2 million on 31 homes as compared to $10 million on 42 homes for the three months ended September 30, 2008. For the nine months ended September 30, 2009, gross new order revenue decreased $13.3 million, or 37.0% to $22.6 million on 78 homes, as compared to $35.9 million on 127 homes for the nine months ended September 30, 2008. Net new order revenue for the three months ended September 30, 2009 increased $1.2 million, or 18.8%, to $7.6 million on 24 homes as compared to $6.4 million on 30 homes for the three months ended September 30, 2008. Net new order revenue for the nine months ended September 30, 2009 decreased $6.0 million, or 25.3%, to $17.7 million on 59 homes as compared to $23.7 million on 85 homes for the nine months ended September 30, 2008. The decrease in gross new orders and net new orders are attributable to current market conditions in the homebuilding industry which are characterized by a general excess supply of homes available for sale, reduced buyer confidence, lack of funding and elevated levels of unemployment.

Average gross new order revenue per unit for three months ended September 30, 2009 increased $61,000 to $298,000, as compared to $237,000 for the three months ended September 30, 2008. This increase is due to the sale of nineteen units in Raleigh, N.C. during the 3 months ended September 30, 2008 at an average gross new order per unit of $146,000 which pulled down the average for that period. The average gross new order revenue per unit for the nine months ended September 30, 2009 increased $6,000 to $289,000, as compared to $283,000 for the nine months ended September 30, 2008. This increase is due to the sale of forty-nine units in Raleigh, N.C. during the nine months ended September 30, 2008 at an average gross new order revenue per unit of $214,000 which pulled down the average for that period.

For the three months ended September 30, 2009 we experienced 7 order cancellations totaling $1.7 million of cancellation revenue as compared to 12 orders totaling $3.5 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009 we experienced 19 order cancellations totaling $4.8 million of cancellation revenue as compared to 42 order cancellations totaling $12.2 million for the nine months ended September 30, 2008. Cancellations in the third quarter of 2009 were spread amongst our various communities with most occurring in our Raleigh Market.

Our cancellation rate for the nine months ended September 30, 2009 was 24.4%, or 19 cancellations on 78 gross new orders compared to cancellation rate of 33.1%, or 42 cancellations, on 127 gross new orders for the nine months ended September 30, 2008. The cancellation rate in the greater Washington, DC market was 11.1%, or 7 cancellations on 63 gross new orders. In the Raleigh market our cancellation rate was 73.3%, or 11 cancellations on 15 gross new orders, in the Atlanta market we had 1 cancellation with 0 gross new orders. Cancellation rates in general are being fueled by the tightening of the mortgage credit markets and by extended selling periods for resale homes. Our buyers’ inabilities to obtain mortgage financing and/or to resell their homes are significant contributors to cancellations.

Our backlog revenue at September 30, 2009 decreased $4.5 million, or 64.3%, to $2.5 million on 9 homes as compared to our backlog at September 30, 2008 of $7.0 million on 25 homes. The reduction of backlog is indicative of the generally slow market conditions in the homebuilding industry.

Revenue – homebuilding

We delivered 40 homes during the three months ended September 30, 2009 as compared to 44 homes for the three months ended September 30, 2008. For the nine months ended September 30, 2009 we delivered 60 homes as compared to 130 homes delivered during the nine months ended September 30, 2008. The reduction in new home deliveries was largely attributable to the overall real estate industry contraction, reduced buyer confidence, lack of funding and elevated levels of unemployment.

Average revenue per home delivered was $281,000 for the three months ended September 30, 2009 as compared to $279,000 for the three months ended September 30, 2008. Average revenue per home delivered was $301,000 for the nine months ended September 30, 2009 as compared to $305,000 for the nine months ended September 30, 2008. We are beginning to see a moderation in the price reductions necessary to sell homes which has had a stabilizing effect on our average revenue per home for the three and nine months ended September 30, 2009.

Revenue from homebuilding decreased by $1.1 million, or 8.9%, to $11.2 million for the three months ended September 30, 2009 as compared to $12.3 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009 revenue from homebuilding decreased by $21.5 million, or 54.3% to $18.1 million as compared to $39.6 million for the nine months ended September 30, 2008. This reduction in revenue from homebuilding is attributable to lower volume of unit settlements which is in part the result of a smaller backlog of units at the beginning of the quarter and year, respectively.

Revenue – other

Other revenue for the three months ended September 30, 2009 increased by $0.6 million, or 75.0%, to $1.4 million, as compared to $0.8 million for the three months ended September 30, 2008. Other revenue for the three months ended September 30, 2009 includes $633,000 of rental revenue from our Penderbrook and Eclipse communities as compared to $788,000 of rental revenue from our Penderbrook, Barrington and Eclipse communities for the three months ended September 30, 2008. Other revenue for the three months ended September 30, 2009 also includes $728,000 from the July 30, 2009 sale of 33 single-family lots at our Providence project in Raleigh, N.C.

Other revenue for the nine months ended September 30, 2009 increased by $1.2 million, or 66.7%, to $3.0 million, as compared to $1.8 million for the nine months ended September 30, 2008. Other revenue for the nine months ended September 30, 2009 includes $2.1 million of rental revenue from our Penderbrook and Eclipse communities as compared to $1.8 million of rental revenue from our Penderbrook, Barrington and Eclipse communities for the nine months ended September 30, 2008. During the third quarter of 2008, our Barrington project was foreclosed upon by the lender which resulted in the termination of rental activities and the recognition of related rental revenue. The loss of rental revenue from the Barrington project was offset by increases in the number of tenants under lease at our Penderbrook and Eclipse communities for the three and nine months ended September 30, 2009 as compared to the same periods ended September 30, 2008.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cost of sales – homebuilding

Cost of homebuilding sales for the three months ended September 30, 2009 decreased by $0.5 million, or 4.4%, to $10.5 million, or 93.8% of homebuilding revenue, as compared to $11.0 million, or 89.4% of revenue, for the three months ended September 30, 2008. Cost of homebuilding sales for the nine months ended September 30, 2009 decreased by $18.6 million, or 52.8%, to $16.6 million, or 91.7% of homebuilding revenue, as compared to $35.2 million, or 88.9% of revenue, for the nine months ended September 30, 2008. This decrease in cost of homebuilding sales follows the reduced revenue from homebuilding. The decrease in homebuilding margins is the result of increased sales concessions such as the payment of certain buyer closing costs at settlement that do not affect the revenue per sale but do increase the cost of a settled home.

Cost of sales – other

Cost of sales – other is principally comprised of operating expenses incurred in generating rental revenue at our rental communities but for the three and nine months ended September 30, 2009 it also included $728,000 from the July 30, 2009 sale of 33 single-family lots at our Providence project in Raleigh, N.C. Cost of sales – other for the three months ended September 30, 2009 increased $1.1 million to $1.2 million as compared to $71,000 for the three months ended September 30, 2008. Cost of sales – other for the nine months ended September 30, 2009 increased $2.0 million to $2.2 million as compared to $159,000 for the nine months ended September 30, 2008. The increase in rental operating expenses for the three and nine months ended September 30, 2009 as compared to the same periods ended September 30, 2008 is due to increased personnel and maintenance costs required to operate the rental properties.

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

During the third quarter of 2009, the Company executed foreclosure agreements with Wachovia and M&T Bank that will result in cancellation of indebtedness (see Note 14) in exchange for the Company’s agreement to cooperate in the banks’ foreclosure process on assets that secure the debt. Neither Wachovia nor M&T Bank had foreclosed on any of the real estate assets as of September 30, 2009. The following summary of real estate held for development and sale reflects the Wachovia and M&T Bank assets scheduled for foreclosure:

	Number of projects	September 30, 2009
Real estate held for development and sale	26	$87,783
Real estate projects awaiting foreclosure related to the:
Wachovia foreclosure agreement	(14)	(15,970)
M&T foreclosure agreement	(1)	(6,294)

Real estate held for development and sale, net of assets awaiting foreclosure	11	$65,519

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company during 2008 and 2009 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. The Company evaluates its projects on a quarterly basis to determine if recorded carrying amounts are recoverable. This quarter, the Company evaluated all 25 of its projects for impairment and the evaluation resulted in zero impairment charges as compared to no impairment charges for the three months ended September 30, 2008. For the nine months ended September 30, 2009, Company recorded impairment charges of $22.9 million across nineteen projects as compared to impairment charges of $14.5 million across sixteen projects for the nine months ended September 30, 2008. As a result of this analysis, the Company believes that at September 30, 2009, book value approximates fair value for all of its projects except for one with a carrying value of $35,374.

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

If the project meets the criteria of held for sale in accordance with ASC 360-10-45-9 Long-Lived Assets Classified as Held for Sale, the project is valued at the lower of cost or fair value less estimated selling costs. At September 30, 2009, the Company had one project with a carrying value of $35,374 that met these criteria.

At May 31, 2009 Mathis Partners, LLC, a wholly owned subsidiary of the Company had approximately $5.1 million of principal, accrued interest and fees outstanding to Cornerstone Bank (“Cornerstone”) relating to the Company’s Gates at Luberon project (“Gates”). In June 2009, Cornerstone foreclosed on Gates lots carried in real estate held for development and sale with an estimated fair value of $3.3 million. Upon this foreclosure the Company had been relieved of a portion of the outstanding debt balance and recorded this as an extinguishment of debt paid for by the foreclosed lots, in accordance with ASC 405.20.40-1. As a result, $1.8 million of debt remained at June 30, 2009 as the Company reduced its assets for the lots that were legally transferred to Cornerstone and recorded a corresponding reduction in the related debt as a result of the transfer of assets in partial satisfaction of the debt. On September 22, 2009, the Company entered into a settlement agreement and mutual release with Cornerstone relating to litigation between the Company and Cornerstone. In connection with the settlement, Cornerstone released the Company, and its subsidiary Mathis Partners, LLC, from their respective obligations and guarantees relating to $5.1 million of debt. As a result of completing the negotiations in September, the Company wrote off the remaining carrying value of the Gates inventory on lots which Cornerstone foreclosed and reduced the recorded value of the debt to the final settlement amount. See Note 12 for the calculation of gain on troubled debt restructuring related to the Cornerstone settlement agreement.

If market conditions continue to deteriorate, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded. The following table summarizes impairment charges and write-offs for the nine months ended by metropolitan area (dollars in millions):

	Nine Months Ended September 30,
	2009	2008
Washington DC metropolitan area	15.4	6.2
Raleigh, NC metropolitan area	6.4	0.5

Atlanta, GA metropolitan area	1.1	7.9
	22.9	14.6

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Selling, general and administrative

Selling general and administrative expenses for the three months ended September 30, 2009 decreased $3.1 million or 73.8% to $1.1 million, as compared to $4.2 million for the three months ended September 30, 2008. Selling general and administrative expenses for the nine months ended September 30, 2009 decreased $6.2 million or 53.4% to $5.5 million, as compared to $11.7 million for the nine months ended September 30, 2008. The reduction is attributable to decreased salary, bonus and other personnel related expenses in conjunction with a continuing effort to make strategic reductions in personnel and related costs. Cost reduction initiatives have also resulted in decreases in office rent, legal, accounting and consulting expenses.

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

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the three months ended September 30, 2009, all of the Company’s projects were determined to be inactive for accounting purposes. During the nine months ended September 30, 2009 the majority of the Company’s projects in Washington, DC, Raleigh, NC and Atlanta, GA were determined to be inactive for accounting purposes as they were either substantially complete or management elected to suspend construction activities indefinitely. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the statement of operations related to the inactivation of certain real estate projects held for development and sale (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total interest incurred and expensed for inactive projects	$0.2	$1.7	$2.5	$2.8
Total real estate taxes incurred and expensed for inactive projects	0.2	0.2	0.8	0.4
Total production overhead incurred and expensed for inactive projects	0.1	0.3	0.6	0.4

	$0.5	$2.2	$3.8	$3.6

Under the terms of the loan agreement with Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook condominium project, interest is accrued at 12% unless and until certain unit settlement thresholds are achieved. Once a threshold is achieved, the interest rate is decreased and a reduction in the interest liability is recorded. In September 2009, the Company reached 16 settlements at the Penderbrook project for the nine months ended September 30, 2009. Under the terms of the loan agreement, 16 settlements entitles the Company to an interest rate reduction from 12% to 4% on the principal balance outstanding from January 1, 2009 to September 30, 2009. The amount of that interest liability reduction was approximately $779,000 and was recorded at September 30, 2009. To the extent the Company settles additional units at Penderbrook in the fourth quarter of 2009, the interest rate could potentially be reduced from 4% to 2%, which would result in further reductions in the interest liability recorded at December 31, 2009.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740-10, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company is projecting a tax loss for the twelve months ended December 31, 2009. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at September 30, 2009. This results in a zero current income tax expense for the three and nine months ended September 30, 2009. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and nine months ended September 30, 2009.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.

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

In production home building, it is common for builders such as ourselves to employ revolving credit facilities under which the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. This revolving debt will typically provide for funding of an amount up to a pre- determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided for by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital availability than would be required if we built each project with long-term amortizing debt. At September 30, 2009, we had approximately $83.4 million of outstanding indebtedness. Approximately $22.0 million of the $83.4 million of September 30, 2009 indebtedness is related to Wachovia ($15,893) and M&T Bank ($6,121) foreclosure agreements that were executed during the third quarter of 2009 which will be extinguished after the banks foreclose on the real estate assets that secure the debt, which had not occurred at September 30, 2009. There will be no further cash outlay on this $22.0 million of debt by the Company. At September 30, 2009 we had approximately $0.9 million of unrestricted cash.

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

Our overall borrowing capacity is constrained by loan covenants which require maximum loan-to-value ratios, minimum ratios of interest to EBITDA, minimum tangible net worth, minimum unit settlements and maximum ratios of total liabilities to total equity. Our non-compliance with certain of these covenants, for the period ending December 31, 2008, was waived, eliminated or ignored by our lenders. There is no assurance that we will return to compliance in the future or that our lenders will continue to provide us waivers of our covenants. In the event our banks discontinue funding, accelerate the maturities of their facilities, refuse to waive future covenant defaults or refuse to renew the facilities at maturity, we could experience an unrecoverable liquidity crisis in the future. We can make no assurances that internally generated cash advances available under our credit facilities, refinancing of existing underleveraged projects or access to public debt and equity markets will provide us with access to sufficient cash flow to meet our existing and expected operating capital needs in 2009. If we fail to meet our cash requirements we may be required to seek bankruptcy protection or to liquidate.

Both the Company and its subsidiaries have secured debt of approximately $6.3 million which matured prior to September 30, 2009 with another $3.3 million of debt which has curtailment requirements during the fourth quarter of 2009. In our industry it was customary for lenders to renew and extend project facilities until the project is complete provided the loans are kept current. That is no longer the case. Since we are the guarantor of a majority of our subsidiaries’ debt, any significant failure to negotiate renewals and extensions to this debt would severely compromise our liquidity and could jeopardize our ability to satisfy our capital requirements. Our recently reported and cured loan covenant violations, may at some point negatively impact our ability to renew and extend our debt. Details regarding each of the Company’s credit facilities and the current status are discussed in the section “Credit Facilities” below.

At September 30, 2009 we had $0.9 million in unrestricted cash and $3.4 million in restricted cash. Included in our restricted cash balance, to which we have no access, is a $3.0 million deposit with an insurance provider as security for future claims. Our access to working capital is very limited and our debt service obligations and operating costs for 2009 exceed our current cash reserves and are dependent upon settlements at the respective projects. If we are unable to identify new sources of cash and cash flow and/or successfully modify our existing facilities, we will likely deplete our cash reserves and be forced to file for bankruptcy protection in the near future. There can be no assurances that in that event we would be able to reorganize through bankruptcy and we might be forced to effect a liquidation of our assets.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Credit Facilities

The majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the area of interest rate changes. At September 30, 2009, the one-month LIBOR and prime rates of interest were 0.25% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.50% to 15.19%. During 2009 these rates have been relatively stable. Based on current operations, as of September 30, 2009, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.5 million in a fiscal year which would be expensed in the period incurred since all projects are now inactive by accounting standards.

The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has numerous credit facilities and lenders. After evaluating its options with respect to restructuring its debts in 2008, the Company elected to suspend making regularly scheduled cash interest payments on a majority of its project loans, particularly where interest reserves were not available to cover the associated carry costs.

In 2009 in an effort to stabilize the Company management has focused on negotiating with our creditors to eliminate debts and otherwise settle obligations of the Company rather then pursuing new business which would have required additional borrowing facilities to be established. Early in 2009 management formulated a Strategic Realignment Plan, a strategy for eliminating debt and settling obligations of the Company and as part of this strategy the Company identified the real estate projects that it desired to retain and rebuild around with the goal of reaching amicable agreements with all of the Company’s major creditors before year end 2009. As previously reported and as detailed herein the Company has made significant progress in that regard. As of September 30, 2009 the Company had successfully negotiated settlements with most of its secured lenders regarding a majority of the loans guaranteed by the Company and had reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $83.4 million at September 30, 2009. In most cases the Company was released from the obligations under the loan in return for its agreement not to contest the foreclosure of the real estate assets securing the loan and in certain cases the Company provided the lender a non-interest bearing deficiency note in an amount equal to a fraction of the original debt with a term of three years. In one instance the Company also made a cash payment to the lender. Due to the time required to complete the requisite foreclosures on certain real estate assets, the foreclosure actions were not all complete at September 30, 2009 and will occur in future periods, and at the time the foreclosures are complete the Company’s debt associated with the foreclosed properties will be released.

In keeping with the Company’s Strategic Realignment Plan, the project loans related to the projects that the Company desired to retain were modified to allow for the continued operation of the retained projects. Those loans include Key Bank’s loan related to the Eclipse project in Arlington Virginia and the Station View project in Ashburn, Virginia, the Guggenheim Corporate Funding loan related to the Penderbrook project, the M&T loan related to the Cascades project in Sterling, Virginia, and the seller financing provided in connection with the Emerald Farm project in Frederick, Maryland.

As of September 30, 2009, maturities and/or curtailment obligations of all of our borrowings are as follows:

Year ending December 31,
Debt to be extinguished when foreclosure process is complete (1)	$22,014
Past due(2)	6,343
2009	3,300
2010	14,528
2011	19,401
2012 and thereafter	17,831

Total	$83,417

(1)	Debt related to Wachovia ($15,893) and M&T Bank ($6,121) foreclosure agreements executed during the third quarter of 2009. This debt will be extinguished after the banks foreclose on the real estate assets that secure the debt, which is pending but had not occurred at September 30, 2009. There will be no further cash outlay on this debt by the Company.
(2)	Past due is comprised of Royal Bank of Canada ($5,602) and BB&T ($741).

The majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At September 30, 2009, the one-month LIBOR and prime rates of interest were 0.25% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.50% to 15.19%. During 2009 these rates have been relatively stable. Based on current operations, as of September 30, 2009, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.5 million in a fiscal year. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

In the past the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company has numerous credit facilities and lenders. After evaluating its options with respect to restructuring its debts, the Company elected to suspend making regularly scheduled cash interest payments on all of its debt. During 2009 the Company has been in discussions with substantially all of its lenders to negotiate amendments to its loan facilities and modifications to its guarantees that were more aligned with the evolving housing market downturn and the Company’s limited liquidity. The Company has been successful in renegotiating a significant portion of its debts. The Company has notified its remaining lenders that absent amicable agreements being reached within the very near term regarding the restructure of its bank debts in a manner that will provide the Company with working capital sufficient to stabilize and continue operations, that the Company expects to have exhausted its cash reserves and will be forced into reorganization under the protection of the bankruptcy court. The Company is actively working with all of its lenders in this restructuring initiative.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

As described in more detail below, at September 30, 2009 our outstanding debt by lender was as follows (dollars in 000s):

Bank	Balance as of 09/30/09	Recourse
KeyBank	$22,800	Secured
Wachovia (1)	15,893	Secured
Wachovia	335	Unsecured
Guggenheim Capital Partners	12,084	Secured
JP Morgan Ventures	12,743	Unsecured
M&T Bank – Belmont Bay (1)	6,121	Secured
M&T Bank – Cascades	1,016	Secured
M&T Bank	495	Secured
Royal Bank of Canada	5,602	Secured
Cornerstone (Haven Trust)	400	Unsecured
Bank of America	3,758	Unsecured
Fifth Third	1,328	Secured
Branch Banking & Trust	741	Secured
Seller – Emerald Farm	100	Secured

Total	$83,417

(1)	Debt related to Wachovia ($15,893) and M&T Bank ($6,121) foreclosure agreements executed during the third quarter of 2009. This debt will be extinguished after the banks foreclose on the real estate assets that secure the debt, which had not occurred at September 30, 2009. There will be no further cash outlay on this debt by the Company.

At September 30, 2009 the Company had $22.8 million outstanding to KeyBank under a credit facility secured by the Company’s Eclipse and Station View projects. Under the terms of the note there is an interest reserve. At September 30, 2009 the available balance in the interest reserve was approximately $2.0 million. While there are no financial covenants associated with the loan, there are a series of curtailment requirements commencing March 31, 2009. On October 30, 2009 the Company executed a loan modification with KeyBank with respect to $22.8 million of principal outstanding under the Company’s secured Potomac Yard and Station View project loan (the “Loan”). The key terms of the loan modification adjust the interest rate to the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. In exchange, KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with accelerated releases equal to fifteen percent of the net sales price of sold units on a retroactive basis for units previously settled between July 1, 2009 and October 30, 2009 which is approximately $700. The unrestricted use by the Company of a portion of the accelerated release proceeds, approximately $450, is subject to certain conditions subsequent, and continued accelerated releases for the sale of future units is subject to the occurrence of additional conditions subsequent, including the restructuring of certain of the Company’s unsecured indebtedness and meeting a cumulative minimum sales requirement of nine (9) units per quarter (the “Modification Covenants”). Failure to meet the Modification Covenants will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain all of the net sales price of sold units. The Modification also modified the release provisions for the Station View project allowing for additional monies from the net sales price of the bulk sale of the Station View project, under contract on a contingent basis, to be made available to the Company for the repayment of certain indebtedness. The Modification also provided that any unsecured deficiency notes issued by the Company in satisfaction of foreclosure deficiencies from other lenders be fully subordinate to the Loan.

On May 26, 2006 the Company entered into $40.0 million secured revolving borrowing base credit facility with Wachovia Bank for the financing of entitled land, land under development, construction and project related letters of credit. Funding availability was to be limited by compliance with a periodic borrowing base calculation and certain financial covenants. The Company ceased making interest payments on this loan in June 2008, which was construed by the lender to have been an event of default under the loan agreement. On July 25, 2008 Wachovia issued the Company a notice of default with respect to this facility. In December 2008 we entered into loan modification agreements with Wachovia by which the single credit facility was split into three separate notes; an $8.0 million revolving construction loan, a $7.0 million term note and a $3.0 million outstanding project note. This transaction was accounted for as a troubled debt restructuring under which we recorded a $3.3 million gain after accounting for future interest costs. The revolver and term notes matured in January 2009 and the project note matures in December 2011. On April 17, 2009, the Company received a notice of default from Wachovia based on allegations of 1) Comstock’s failure to timely pay amounts due under the Agreement and the Note and 2) the existence of certain mechanics liens and liens for unpaid taxes against the collateral securing the Loans. Additionally, the revolving loan required us to meet certain settlement covenants by June 30, 2009 which we did not achieve.

On August 17, 2009 the Company entered into a foreclosure agreement (“Agreement”) with Wachovia Bank with respect to approximately $17.8 million of secured debt, accrued interest and fees. Under the terms of the Agreement, the Company has agreed to cooperate with Wachovia with respect to its foreclosure on certain of the Company’s real estate assets. In return, Wachovia agreed to release the Company from their obligations and guarantees relating to the $17.8 million of indebtedness contemporaneous with the execution by the Company of a non-interest bearing, unsecured deficiency note payable to Wachovia in the amount of approximately $1.8 million. The deficiency note is reduced by the principal payments related to certain homes sold by the Company prior to September 30, 2009. As of September 30, 2009 the deficiency note balance was $335 and the debt from which the Company will be released upon foreclosure of the assets was $15.9 million. On November 5, 2009, by subsequent agreement, the amount of the deficiency note was further reduced to $205. The related assets are stated at the lower of cost or fair value.

The assets scheduled for foreclosure by Wachovia include: Massey Preserve, raw land located in Raleigh, North Carolina; Haddon Hall, finished pads for a condominium project in Raleigh, North Carolina; Holland Farm, a single-family project in Raleigh, North Carolina; Wakefield Plantation, a single-family project in Raleigh, North Carolina; Riverbrooke, a single-family project in Raleigh, North Carolina; Wheatleigh Preserve, a single-family project in Raleigh, North Carolina; Brookfield Station, a single-family project in Raleigh, North Carolina; Providence, a single-family project in Raleigh, North Carolina; Allyn’s Landing, a townhome development project in Raleigh, North Carolina; Allen Creek, a single-family project in Atlanta, Georgia; Arcanum Estates, a single-family project in Atlanta, Georgia; Falling Water, a single-family project in Atlanta, Georgia; James Road, a single-family development project in Atlanta, Georgia; Tribble Lakes, a development project in Atlanta, Georgia; and Summerland, finished pads for a condominium project in Woodbridge, Virginia. None of these assets had been foreclosed upon at September 30, 2009. Due to the large volume of assets upon which Wachovia will foreclose, it is likely that the foreclosure process will extend well into 2010.

At September 30, 2009 the Company had approximately $12.1 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company subsequently entered into a loan modification and forbearance agreement whereby Guggenheim agreed to forgo any remedies it may have had with respect to the alleged default. On September 16, 2009 the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forebear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements of three (3) units per month and ten (10) units per quarter. However, if the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. The Company has met the minimum sales requirement as of September 30, 2009 and based on the pace of Q4 2009 sales, settlements and backlog believes it will meet the minimum sales requirement as of December 31, 2009.

As of September 30, 2009, $12.7 million was outstanding to JP Morgan Ventures (“JP Morgan”), which includes its principal amount of $9.0 million plus the total estimated future interest payments of $3.7 million. On May 4, 2006 the Company closed on a $30.0 million junior subordinated note offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the junior subordinated note without penalty and entered into a new 10-year, $30.0 million senior unsecured note with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by JP Morgan. On March 14, 2008, the Company executed an option to restructure the $30.0 million unsecured note. In connection therewith, the Company made a $6.0 million principal payment to JP Morgan and executed an amended and restated indenture with a new principal balance of $9.0 million, loosened financial covenants (summarized below) and a revised term of 5 years. The Company also issued JP Morgan a seven-year warrant to purchase 1.5 million shares of Class A common stock at $0.70 per share. In exchange JP Morgan agreed to cancel $15.0 million of the outstanding principal balance. This transaction was accounted for as a troubled debt restructuring and the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount of $9.0 million plus the total estimated future interest payments of $4.4 million. At March 31, 2009 the Company elected not to make a scheduled interest payment in the amount of $0.2 million. On April 27, 2009, the Company received a notice of payment default from the lender. The notice of payment default indicated that the failure of the Company to make its quarterly interest payment within 30 days of March 30, 2009 would constitute an Event of Default under the Indenture. The Company has not cured the default. The Company did not make scheduled interest payments at June 30, 2009 and September 30, 2009.

At September 30, 2009 the Company had $7.6 million outstanding to M&T Bank. Under the terms of the original loan agreements, the Company was required to maintain certain financial covenants which are summarized below. In March 2007 the Company entered into loan modification agreements lowering the minimum interest coverage ratio and the minimum tangible net worth covenants. On October 25, 2007 the Company entered into loan modification agreements that extended maturities and provided for forbearance with respect to all financial covenants. On June 30, 2008, the loans with M&T matured. The Company ceased making interest payments on these loans in July 2008, which was construed by the lender to have been an event of default under the loan agreement. In connection with a dispute between Comstock and the developers of Belmont Bay in Woodbridge, Virginia the developers of Belmont Bay had filed a lis pendens against the River Club II project. The Belmont Bay River Club II project collateralizes $6.6 million of the $7.6 million of debt outstanding with M&T. On or about July 8, 2009, the Company and the developers of Belmont Bay executed a settlement agreement dismissing the cases with prejudice. As part of the settlement agreement, the Company’s obligations to the developers of Belmont Bay of $1.8 million were released, subject to satisfaction of certain conditions set forth in the settlement agreement.

On September 28, 2009 the Company entered into a series of agreements with M&T with respect to the $7.6 million of outstanding debt plus accrued interest and late fees. As a result of the agreements, the Belmont Bay loan, with a current principal balance of $6.1 million plus $0.4 million of accrued interest and fees, will be released in its entirety and the Cascades Loan, with a current balance of $1.0 million, will be extended through January 31, 2011. Under the terms of the agreements, M&T Bank agreed to release the Company from its obligations and guarantees relating to the Belmont Loan and the Company agreed to cooperate with M&T Bank with respect to its foreclosure on the remaining portion of the Belmont Bay Project which includes 19 partially completed condominium units and 84 condominium building lots. Foreclosure of these assets is expected in the fourth quarter of 2009 or the first quarter of 2010. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont Loan in the amount of $0.5 million with a three-year maturity secured by the Cascades Project. Under the terms of the agreements, M&T Bank agreed to extend the maturity date of the Cascades Loan by forbearing on enforcing its rights with respect to collection of the debt until January 31, 2011. The Company also agreed to commence current payment of interest due M&T Bank related to the current principal balance of the Cascades Loan. The Cascades Project contains a total of 191 condominium units with the first phase of the Cascades Project (88 units) being completed by the Company in 2007.

At September 30, 2009 the Company had approximately $5.6 million outstanding to Royal Bank of Canada (“RBC”) relating to three projects in the Atlanta market. The Company ceased making interest payments in July 2008. The Company’s Parket Chandler Homes (formerly known as Comstock Homes of Atlanta, LLC)subsidiary has received a notice of default from RBC. The Company is not a guarantor of this debt.

At September 30, 2009 the Company had $0.4 million outstanding to Cornerstone Bank (“Cornerstone”) relating to the Company’s Gates at Luberon project. The original $5.1 million in loans matured in November 2007. Haven Trust Bank, the originating lender, and its participating lenders were unwilling to grant an extension on terms the Company felt were reasonable so the loans remained unpaid and unmodified. Haven Trust Bank initiated foreclosure proceedings and the Company protected the equity in the project by seeking bankruptcy protection for the entity that owned Gates at Luberon. The Company elected not to submit a plan of reorganization to the court by September 30, 2008 which resulted in Haven Trust filing a motion to lift the court imposed stay of foreclosure. In December 2008 Haven Trust Bank was closed by the FDIC and its loan portfolio was taken over by the FDIC. Litigation with respect to Haven Trust’s guarantee action against Comstock was stayed with the court while the FDIC determines its intended course of action. Cornerstone, one of the banks to which Haven Trust participated the loan assumed control of the loan and reinstated the guarantee and foreclosure actions. Cornerstone’s foreclosure on the Gates of Luberon project real estate was completed by September 30, 2009. On September 21, 2009 the Company entered into a settlement agreement and mutual release with Cornerstone relating to the aforementioned litigation. In connection with the settlement, Cornerstone released the Company, and its subsidiary Mathis Partners, LLC, from their respective obligations and guarantees relating to $5.1 million of debt owed by the Company to Cornerstone in exchange for a non-interest bearing unsecured subordinate note in the amount of $0.4 million with a three year term. The parties have agreed to dismiss all pending litigation against each other. See Note 12 for details related to troubled debt restructuring and the Cornerstone settlement and mutual release.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

At September 30, 2009, the Company had $3.8 million outstanding to Bank of America in a 10-year unsecured note. Bank of America and Comstock modified the terms of the Company’s existing unsecured note by extending the term to ten (10) years, establishing an interest accrual for the first two years and a six year curtailment schedule starting in year four of the loan’s term.

As of September 30, 2009 the Company had $1.3 million outstanding with Fifth Third Bank, successor to First Charter Bank. The loan matures on January 10, 2010. There are no financial covenants associated with this loan. The Company is not a guarantor of this debt. On November 10, 2009 the Company entered into an agreement with Fifth Third Bank (“Fifth Third”) to eliminate approximately $1.3 million of secured debt related to Comstock of Raleigh’s Brookfield project located in Raleigh, N.C. The subject debt is non-recourse to Comstock Homebuilding. Under the terms of the agreement, Fifth Third agreed to release Comstock of Raleigh and its affiliates from its obligations and guarantees relating to the project loan and Comstock of Raleigh agreed to cooperate with Fifth Third with respect to a foreclosure on a portion of the Brookfield project. As an incentive to Fifth Third to expedite the foreclosure Comstock Homebuilding agreed to enter into a non-interest bearing unsecured promissory note in the amount of $25,000 with a three year term (the “Note”) provided Fifth Third successfully completes the foreclosure on or before February 28, 2010, unless extended as provided for in the agreement (the “Deadline”). Should Fifth Third fail to complete the foreclosure on or before the Deadline, Comstock Homebuilding shall not be required to provide the Note but the release issued by Fifth Third will nevertheless remain effective. At September 30, 2009 the Company had approximately $0.7 million outstanding to Branch Bank & Trust Company (“BB&T”) relating to three construction loans in the Company’s Atlanta market. On August 29, 2008 The Company entered into a foreclosure agreement with BB&T with respect to approximately $31.4 million of debt secured by properties in Virginia and Atlanta, Georgia. Under the terms of the foreclosure agreement, the Company agreed to cooperate with BB&T with respect to its foreclosure on certain Company real estate assets and BB&T agreed to provide the Company with a full release from its related debt obligations. BB&T completed its foreclosure on the properties in September 2008. The Company retained three pre-sold lots in Atlanta which were not included in the foreclosure agreement. The Company is still awaiting its final release of liability associated with the foreclosures.

From time to time, the Company has employed subordinated and unsecured credit facilities to supplement the capital resources or a particular project or group of projects. As of September 30, 2009, there was approximately $3.7 million of outstanding variable rate unsecured loans.

Many of the Company’s loan facilities contain Material Adverse Effect clauses that, if invoked, could create an event of default under the loan. In the event all the Company’s loans were deemed to be in default as a result of a Material Adverse Effect, the Company’s ability to meet the capital and debt obligations would be compromised and the Company would not be able to continue operations without bankruptcy protection.

The Company’s senior management has succeeded in reaching amicable agreements with regards to needed modifications of all of the secured loans that the Company has guaranteed in an effort to stabilize the Company and reduce the possibility that the Company would need to seek the protections afforded by the bankruptcy code. Management continues to work on reaching amicable agreements with the Company’s unsecured creditors in keeping with its Strategic Realignment Plan. The Company cannot at this time provide any assurances that it will be successful in these efforts. In the event the Company is not successful it may not be able to continue operations absent court imposed protections.

As illustrated by the preceding debt maturity schedule, we have a significant amount of debt that either has matured or will mature in the near future. In our industry, it was customary for secured debt to be renewed until a project is complete but we have no assurance that this will be the case with our debts. Our recently reported and cured loan covenant violations may impact our ability to renew and extend our debt. Failure to meet our obligations as they come due could force us to have to use court protections under bankruptcy to continue to operate.

The Company’s debt with M&T Bank and JP Morgan contains certain financial covenants. The Minimum Tangible Net Worth covenants are as follows: M&T Bank, $135.0 million and JP Morgan, $35.0 million. Additionally, the M&T Bank loan contains the following additional covenants: a required Interest Coverage Ratio of 2.5 to 1, a required Debt to Net Worth Ratio of 2.5 to 1. However, as discussed above, the Company entered into a forebearance agreement with M&T Bank in September 2009. The JP Morgan loan also contains additional covenants: a required Leverage Ratio, not to exceed 3.0 to 1, and a required Fixed Charge Ratio of 0.5 to 1. The Company is not in compliance with the JP Morgan covenants and has received a default notice. Although the Company’s debt with KeyBank contains a nonfinancial covenant related to a required number of settlements each month, the Company entered into a loan modification with KeyBank in October 2009 in which the existing defaults were waived.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cash Flow

Net cash provided by operating activities was $9.5 million for the nine months ended September 30, 2009 as compared to $13.2 million for the nine months ended September 30, 2008. The decrease is attributable primarily to our receipt of approximately $13.0 million in federal and state tax refunds during the first quarter of 2008.

Net cash used in financing activities was $14.6 million for the nine months ended September 30, 2009 as compared to $13.7 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, cash from settlement proceeds was used to reduce debt while no additional debt was incurred.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Subsequent Events

The Company has evaluated subsequent events through November 13, 2009, which is the date these financial statements were issued. Except for the events set forth below, no material subsequent events occurred between September 30, 2009 and November 13, 2009.

On October 30, 2009 the Company executed a loan modification with KeyBank National Association (“KeyBank”) with respect to $22.8 million of principal outstanding under the Company’s secured Potomac Yard and Station View project loan (the “Loan”). The key terms of the loan modification adjust the interest rate to the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. In exchange, KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with cash flow equal to fifteen percent of the net sales price of sold units on a retroactive basis for units previously settled between July 1, 2009 and October 30, 2009 which is approximately $700. The unrestricted use by the Company of a portion of the accelerated release proceeds, approximately $450, is subject to certain conditions subsequent, and continued receipt of the sales proceeds of future units is subject to the occurrence of additional conditions subsequent, including the restructuring of certain of the Company’s unsecured indebtedness and meeting a cumulative minimum sales requirement of nine (9) units per quarter (the “Modification Covenants”). Failure to meet the Modification Covenants will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain all of the net sales price of sold units. The Modification also modified the release provisions for the Station View project allowing for additional monies from the net sales price of the bulk sale of the Station View project, under contract on a contingent basis, to be made available to the Company for the repayment of certain indebtedness. The Modification also provided that any unsecured deficiency notes issued by the Company in satisfaction of foreclosure deficiencies from other lenders be fully subordinate to the Loan.

On November 10, 2009 the Company entered into an agreement with Fifth Third Bank (“Fifth Third”) to eliminate approximately $1.3 million of secured debt related to Comstock of Raleigh’s Brookfield project located in Raleigh, N.C. The subject debt is non-recourse to Comstock Homebuilding. Under the terms of the agreement, Fifth Third agreed to release Comstock of Raleigh and its affiliates from its obligations and guarantees relating to the project loan and Comstock of Raleigh agreed to cooperate with Fifth Third with respect to a foreclosure on a portion of the Brookfield project. As an incentive to Fifth Third to expedite the foreclosure Comstock Homebuilding agreed to enter into a non-interest bearing unsecured promissory note in the amount of $25,000 with a three year term (the “Note”) provided Fifth Third successfully completes the foreclosure on or before February 28, 2010, unless extended as provided for in the agreement (the “Deadline”). Should Fifth Third fail to complete the foreclosure on or before the Deadline, Comstock Homebuilding shall not be required to provide the Note but the release issued by Fifth Third will nevertheless remain effective.

On November 12, 2009 the Company received a notice from NASDAQ Stock Market Listing Qualifications indicating that the Company’s closing bid-price was under $1.00 for the thirty trading days ended November 11, 2009. As a result, NASDAQ issued a notice of default related to this requirement and provided the Company until May 11, 2010 to regain compliance. To regain compliance the closing bid-price must remain over $1.00 for a minimum of ten consecutive trading days prior to May 11, 2020.

On November 12, 2009, Parker Chandler Homes, LLC, formerly known as Comstock Homes of Atlanta, LLC, Buckhead Overlook, LLC, and Post Preserve, LLC (collectively, “Debtors”), each a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), filed bankruptcy petitions (the “Petitions”) in the United States Bankruptcy Court, Northern District of Georgia. The Chapter 7 Petitions were filed in furtherance of the Company’s ongoing restructuring efforts; which include winding down its Atlanta division.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” (“SFAS 168”) [ASC 105-10-05]. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for the Company’s September 30, 2009 consolidated financial statements. SFAS 168 does not change GAAP and will not have a material impact on the Company’s consolidated financial statements. However, SFAS 168 has impacted the Company’s consolidated financial statements as the Company’s references to authoritative accounting literature have been revised to cite the FASB’s Accounting Standards Codification.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended September 30, 2009 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2008.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of September 30, 2009, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $0.5 million in a fiscal year, most of which would be expensed as incurred if the project is inactive. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

        In April 2008 a wholly owned subsidiary of the Company, Mathis Partners, LLC (“Mathis Partners”) received notice from Haven Trust Bank (Lender) that it filed a collection action against the Company pursuant to a guaranty agreement entered into by the Company for the outstanding balance of the indebtedness owed for the Gates of Luberon project in Atlanta, Georgia. In January 2009, prior to any substantive action taking place in the lawsuit, the Lender failed and was taken over by the Federal Deposit Insurance Corporation (FDIC). The FDIC sought a stay in the guaranty action through April 2009. Cornerstone Bank, one of the banks to whom Haven Trust participated the loan has assumed control of the collection process and has reinstated the foreclosure and guarantee actions. Foreclosure of a portion of the Property took place on June 2, 2009, at which time a bid was made on the Property by Cornerstone Bank for approximately $1.3 million. Cornerstone Bank had sought the Court’s confirmation of the foreclosure sale, to which the Company and Mathis Partners objected. The confirmation of the foreclosure sale and the Company’s objection was heard in September 2009. Prior to the hearing, the parties negotiated a settlement agreement to resolve both the Lender and Cornerstone Bank actions whereby the Company made a $50,000 cash payment and issued a non-interest bearing subordinated deficiency note in the amount of $0.4 million with a three year term in exchange for complete forgiveness of the outstanding indebtedness and guaranty by the Company. As a result, both lawsuits have been dismissed with prejudice.

On or about June 10, 2009 a judgment of $1,502 was entered against Parker Chandler Homes, LLC (formerly known as Comstock Homes of Atlanta, LLC), a subsidiary of the Company, as a result of an uncontested breach of contract claim related to a discontinued development project in the Atlanta area. A liability for this judgment has been recorded as of June 30, 2009.

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17,100 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2,800. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. We anticipate the court’s decision in the 4th quarter 2009 or first quarter 2010. While there can be no assurance, we are optimistic that the court will not rule in favor of Balfour Beatty. The lender for the Company’s subsidiary had not issued a default notice with respect to the liens but an adverse judgment with respect to the litigation could be considered an event of default under the KeyBank loan associated with the Project.

In September 30, 2009 the Company reached a final settlement in a dispute with Mooring Capital, the holder of a non-controlling interest in one of the Company’s subsidiaries. Terms of the settlement called for the Company to purchase Mooring Capital’s interest for 175 warrants and $20 cash. In recording the purchase of Mooring Capital’s interest, the non-controlling interest liability was eliminated and a gain on the settlement of approximately $120 was recorded as an increase in additional paid-in capital.

The Company and/or its subsidiaries have also been named as a party defendant in legal actions arising from our other business operations that, on an aggregate basis, would be deemed material if decided against the Company and/or its subsidiaries for the full amounts claimed. Although the Company would not be liable in all instances for judgments against its subsidiaries, we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to legal actions currently pending against the Company or its subsidiaries.

Further, in the future the Company or its subsidiaries could be named as a defendant in additional legal actions arising from our past business activities. Although we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to legal actions that may be brought against the Company in the future, it is anticipated that any adverse ruling by a court resulting in actual liability would likely have a material adverse effect on our financial position, operating results or cash flows.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 1A.	RISK FACTORS

We previously disclosed risk factors under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes these risk factors.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

10.69(10)	Settlement Agreement, dated July 8, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Belmont Bay, L.C., et.al.

10.70(10)	Consensual Foreclosure and Settlement Agreement, dated August 17, 2009, by and among the Registrant, et.al. and.Wachovia Bank, National Association

10.71(10)	Third Amendment of Loan Agreement, dated September 16, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC .

10.72(10)	Settlement Agreement and Mutual Release, dated September 21, 2009, by and among Registrant, Mathis Partners, LLC and Cornerstone Bank

10.73(10)	Forbearance Agreement, dated September 28, 2009, by and among Comstock Cascades, L.C., the Registrant and Manufacturers and Traders Trust Company

10.74(10)	Forbearance and Conditional Release Agreement, dated September 28, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Manufacturers and Traders Trust Company

10.75(10)	First Amendment to Loan Agreement, dated October 30, 2009, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., the Registrant and Key Bank National Association

10.76(10)	Forbearance and Conditional Release Agreement, dated November 10, 2009, by and among Comstock Homes of Raleigh, L.L.C., the Registrant and Fifth Third Bank, N.A.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(10)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: November 13, 2009	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ JEFFREY R. DAUER
Jeffrey R. Dauer
Chief Financial Officer