Form 10-Q/A
period 2009-09-30
Comstock Homebuilding Companies, Inc.
filed 2009-11-23
CIK 1299969

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

EXPLANATORY NOTE

Comstock Homebuilding Companies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report of Form 10-Q for the three months ended September 30, 2009, filed with the Securities and Exchange Commission on November 13, 2009, solely for the purpose of correcting the date of the quarter being certified in the Exhibit 32.1 certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

10.69(10)	Settlement Agreement, dated July 8, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Belmont Bay, L.C., et.al.*

10.70(10)	Consensual Foreclosure and Settlement Agreement, dated August 17, 2009, by and among the Registrant, et.al. and.Wachovia Bank, National Association*

10.71(10)	Third Amendment of Loan Agreement, dated September 16, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC .*

10.72(10)	Settlement Agreement and Mutual Release, dated September 21, 2009, by and among Registrant, Mathis Partners, LLC and Cornerstone Bank*

10.73(10)	Forbearance Agreement, dated September 28, 2009, by and among Comstock Cascades, L.C., the Registrant and Manufacturers and Traders Trust Company*

10.74(10)	Forbearance and Conditional Release Agreement, dated September 28, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Manufacturers and Traders Trust Company*

10.75(10)	First Amendment to Loan Agreement, dated October 30, 2009, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., the Registrant and Key Bank National Association*

10.76(10)	Forbearance and Conditional Release Agreement, dated November 10, 2009, by and among Comstock Homes of Raleigh, L.L.C., the Registrant and Fifth Third Bank, N.A.*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(10)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2009.

*	This document was previously filed as an exhibit to the Registrant’s Quarterly Report on the Form 10-Q that was filed with the Securities and Exchange Commission on November 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: November 20, 2009	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

	By:	/s/ JEFFREY R. DAUER
Jeffrey R. Dauer
Chief Financial Officer