Form 10-K
period 2009-12-31
Comstock Homebuilding Companies, Inc.
filed 2010-03-31
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 1-32375

Comstock Homebuilding Companies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1164345
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11465 Sunset Hills Road

4th Floor

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant (11,741,553 shares) based on the last reported sale price of the registrant’s common equity on the NASDAQ Global Market on June 30, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $2,348,311. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2010, there were outstanding 15,875,100 shares of the registrant’s Class A common stock, par value $.01 per share, and 2,733,500 shares of the registrant’s Class B common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOMEBUILDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

i

PART I

Item 1.	Business

Overview

Comstock is a multi-faceted real estate development company engaged in the development of for-sale residential and mixed use products. Our substantial experience in building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments has positioned Comstock as a prominent real estate developer and home builder in the Washington, D.C. market place. References in this Form 10-K to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our business was founded in 1985 as a residential land developer and home builder focused on the Northern Virginia suburbs of the Washington, D.C area. In the 1990’s we expanded our business to include home building operations in Maryland and North Carolina and a title insurance agency in Virginia. Prior to our December 2004 initial public offering, we operated our business through multiple holding companies each focused on a distinct geographic area or business operation. In connection with our initial public offering, these primary holding companies were consolidated and merged into Comstock Homebuilding Companies, Inc., which was incorporated in Delaware in May 2004. Subsequent to our initial public offering we conduct our operations through wholly owned subsidiaries. Comstock Homes is the brand name of our for sale home building operations. Comstock Communities is the brand name we use for our residential rental property operations. Since our founding in 1985, and as of December 31, 2009, we have built and delivered more than 5,200 homes generating total revenue in excess of $1.3 billion.

Our core market of Washington, D.C. has experienced significant job and population growth over the past two decades, creating demand for a wide range of housing products. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We have built homes in suburban communities, where we focus on low density products such as single family detached homes, and in urban areas, where we focus on high density multi-family and mixed use products. We develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Currently we operate only in the Washington, D.C. market where we target first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market. In 2007, 2008, and 2009 the average price of the homes we delivered was $263,000, $300,000, and $289,000, respectively.

We seek to minimize risk associated with fluctuating market conditions by primarily building pre-sold units and limiting the number of spec units held in inventory. In each new community that we develop we build model homes to demonstrate our products and to house our on-site sales operations. We limit the building of spec units to locations where there is a demonstrated demand for immediate delivery homes or where the majority of the units within a multi-family building (such as townhouses or condominiums) have been pre-sold. We believe that by limiting the number of spec units held in inventory we reduce our exposure to cyclical fluctuations in market values and minimize costs associated with holding inventory, such as debt service. We believe that our strategy of limiting spec inventory and converting our standing condominium inventory to rental properties contributed to our ability to manage the current downturn in the housing market.

In certain communities we continue to offer units for sale and for rent. In the difficult market conditions that have persisted over the past few years this strategy has dramatically enhanced our ability to maintain adequate operating cashflow. It has also contributed to our ability to negotiate amicable arrangements with all of our lenders regarding necessary modifications to our borrowing facilities as we worked to align our portfolio with market realities. Additionally, by operating key properties as rental communities during the housing downturn, we have been able to position valuable assets for sale in improving market conditions.

In 2005 we began executing expansion plans with the goal of establishing operations in key markets throughout the Southeast where job growth and population growth created increased demand for new housing. During 2006, we expanded our Raleigh, North Carolina operation and we entered the Charlotte, North Carolina, Myrtle Beach, South Carolina, and Atlanta, Georgia markets, increasing revenues to approximately $266.2 million in 2007. However, during 2007 it became clear that the unprecedented span of growth in the housing sector was ending. Changing economic conditions were negatively affecting demand for new housing. Drawing on the experience we gained in previous downturns, we curtailed our expansion plans and adopted a defensive strategy to ensure our ability to survive the housing downturn, should it prove to be protracted, which it has. We quickly sold certain assets where we believed market values would continue to erode and we began working with our lenders to renegotiate the terms of our project related and corporate borrowings, which peaked at approximately $340.0 million as of September 30, 2006. Throughout 2007 and 2008, market conditions continued to deteriorate which made it necessary to significantly scale back operations while continuing efforts to renegotiate terms of our debt while seeking to retain certain properties in our portfolio.

With market conditions remaining difficult as 2009 began and liquidity becoming an increasing concern, we established our Strategic Realignment Plan. This Plan was designed to eliminate debt, further reduce expenses, enhance our balance sheet, conserve cash, and protect our key Washington, D.C. market assets. By the end of 2009 we successfully renegotiated all secured debt obligations and reduced total debt to approximately $67.6 million as of December 31, 2009. As detailed in the Subsequent Events section of this Form 10-K, the final steps of our Strategic Realignment Plan were completed in early 2010, reducing our total debt by another $4.5 million. By executing this plan we eliminated or reduced corporate and project related debt while also disposing of assets where market values had deteriorated and retained key assets in the Washington, D.C. market where values had begun to stabilize.

In keeping with our defensive strategy we did not purchase any land in 2008 or 2009 and we completed our exit from the Charlotte, North Carolina, Myrtle Beach, South Carolina, and Atlanta, Georgia markets and suspended our operations in the Raleigh, North Carolina market. We also eliminated all spec inventory (other than those units held as rental properties) and we disposed of properties where we believed market conditions did not warrant protecting the asset. We reduced total debt to approximately $67.6 million (see details at Note 8 to the accompanying consolidated financial statements), we significantly reduced general and administrative expenses (from $37.5 million in 2006 to $8.1 million in 2009), we enhanced operating cashflow, and we protected key properties in the Washington, D.C. area around which we will seek to rebuild our business. As a result of our effort to realign our business with market conditions our unit deliveries declined in 2009 to 74 (down from the peak of 914 in 2006), generating total revenues of $25.0 million (down from the peak of $266.2 million in 2007).

We believe that our significant experience over the past 25 years, combined with our ability to navigate through two major housing downturns (early 1990’s and late 2000’s) have provided us the experience necessary to capitalize on attractive opportunities in our core market of Washington, D.C. and to rebuild shareholder value. We are confident that our focus on the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, will provide opportunity to generate attractive returns on investment while also providing opportunity for growth. Further, as detailed in the Subsequent Events section of this Form 10-K, we believe the recent court decision resulting in our favor regarding litigation we brought against the general contractor on our Eclipse high-rise condominium project in Arlington, Virginia will ultimately enhance liquidity and reduce indebtedness, once any appeal of the award by the defendant concludes.

The homebuilding industry continues to experience demand levels well below the record levels experienced in 2005. Although market conditions showed signs of improvement in 2009, as compared to 2008, demand continues to be well below the robust levels experienced earlier in this decade. The economic recession and the well documented turmoil in the financial markets continue to create challenging market conditions for most industries. Among the challenges facing the home building industry is availability of capital, availability of mortgage financing, increased levels of existing home inventory fueled by foreclosures, and reduced demand for new homes. Nonetheless, we believe that having achieved the major objectives of our Strategic Realignment Plan that Comstock is now well positioned to get back to work seeking to capitalize on opportunities that we believe are emerging in the stabilizing Washington, D.C. market. Comstock’s ability to navigate the turmoil has been a result of the commitment to success and dedication of every member of the Comstock team, as well as the strong relationships we have built over the years with our lenders, suppliers, subcontractors, and customers.

For additional information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov or on our web site at www.comstockhomebuilding.com. The Investors Relations page on our website contains links to the reports we file with the SEC which you may access and download free of charge. Our website also includes a corporate governance section which contains our Corporate Governance Guidelines, Code of Conduct, Audit and Compensation Committee Charters, Code of Ethics and Whistleblower Policy. In addition, you may request a copy of the foregoing filings (excluding exhibits), charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, at no cost by writing to us at our principal executive office address. Our principal executive office address is; 11465 Sunset Hills Road, 4th floor, Reston, Virginia 20190, and our telephone number is; (703) 883-1700.

Liquidity and Access to Capital

The duration and the depth of the current downturn in real estate markets and the general weakness in the economy have significantly impacted the balance sheets and the overall financial health of many banks and other financial institutions that have been the primary sources of capital for home builders. Banks that have been active in real estate lending have been forced to substantially tighten their lending requirements or withdraw from real estate lending altogether. This has created a liquidity crisis for real estate developers and home builders that rely on banks for project financing and has contributed to the erosion of real estate values and increasing default rates in real estate loan portfolios of banks. Federal banking regulators have required banks to devalue loan portfolio assets and many banks have struggled to meet federal capital reserve requirements. This in turn has created a severe liquidity crisis in the banking and real estate industries. The resulting liquidity crisis is creating a vicious cycle of bank asset devaluation and capital requirement failures among banks. The burden created by these circumstances is leading to the seizure by the F.D.I.C. of many banks. Some of these financial institutions are burdened with significant troubled real estate loan portfolios and real estate owned as a result of foreclosures. In past real estate market downturns these circumstances have been followed by a period of time where experienced investors and developers are able to acquire land and other assets from troubled financial institutions or from the F.D.I.C on attractive terms.

This series of events, which last occurred in the United States in the early 1990’s, is creating a challenging environment for financing real estate. However it is also creating opportunities to acquire properties at significant discounts to the market values experienced before the market downturn. Additionally, many costs associated with construction have been reduced as a result of waning demand for such products and services over the past few years. The combination of lower land costs and lower production costs leads to the ability to offer homes at prices that are well below the prices experienced at the peak of market demand. This allows home builders that are positioned to capitalize on this trend to be competitive in the market. Liquidity and access to capital are key factors in being able to capitalize on such opportunities. If we are unable to rely on our existing lender relationships or identify new capital sources we will have difficulty capitalizing on new attractive opportunities and margin growth will be difficult to achieve.

Our liquidity remains below desired levels and we continue to have limited access to new capital. However, the steps we have taken over the past two years to stabilize our business and reverse the trend of negative cashflow experienced in previous periods. We also believe that we are now positioned to potentially build upon the trend of restored profitability that began with the results we reported for the third and fourth quarters of 2009. We believe that as market conditions improve our ability to generate positive results will be enhanced which will in turn improve our access to capital. Further, as detailed in the Subsequent Events section of this Form 10-K, we believe the recent court decision in our favor regarding litigation we brought against the general contractor on our Eclipse high-rise condominium project in Arlington, Virginia, will improve our liquidity and reduce our indebtedness to KeyBank, once any appeal of the award by the defendant concludes.

Our Business Strategy

Our general business strategy is to focus on for-sale residential real estate development opportunities in the Mid-Atlantic United States that afford us the ability to produce products at price points where we believe there is significant long-term demand for new housing. To control risk we generally pursue finished building lots under option contracts. Option contracts afford us the opportunity to minimize land inventory while controlling a supply of building lots to meet current and future requirements. Option contract transactions also tend to require less capital and therefore the return on investment may be enhanced. Further, traditional capital sources, such as banks which we rely upon for project financing, view option contract transaction as less risky and therefore tend to be more willing to provide capital for option lot acquisitions at reasonable rates.

Although we have always pursued finished lot option transactions, the scale and financial strength of some of our competitors provides them with a distinct advantage with respect to their ability to acquire building lots on an option contract basis. In order to provide an adequate supply of finished lots that can be acquired on an option basis we seek to work with multiple land developers with respect to the land they control rather than relying on a single source. In addition, we also have land development capabilities. This enables us to acquire parcels of land that we then develop into finished building lots, sometimes selling a portion of the finished lots to other home builders. We believe that our land development capabilities provide several additional benefits, such as the ability to thoroughly analyze acquisition opportunities to identify risks associated with entitlements and/or site conditions, acquire properties in attractive locations that are not generally available as finished lots on an option basis, develop a wide array of housing products to capitalize on demand trends in the Washington, D.C. market and to acquire distressed assets (including partially developed properties) from financial institutions where we believe we can generate attractive returns on invested capital.

We seek to reduce risk through diversification of product offerings with a focus on select markets that have a demonstrated history of demand for new housing products. Recognizing the housing industry is cyclical in nature and that current challenging market conditions, although improving, will take time to fully stabilize, we believe that our focus on our core market of Washington, D.C. will provide significant opportunity for growth without the risk associated with maintaining operations in, or expanding operations to, multiple distant markets. We are proceeding with extreme caution as we begin to seek to capitalize on emerging opportunities. With regards to new acquisitions, we are currently focused primarily on distressed assets held by financial institutions. We believe that, although larger home builders that have significantly greater capital resources do present competition for land acquisitions, our ability to navigate the significant turmoil in the housing sector over the past few years, while maintaining ongoing operations and reaching amicable arrangements with our lenders, will position us well to work with lenders currently burdened with distressed assets.

A summary of the key elements of our operating strategy, as adapted to current market realities follows:

Maintain a focus on our core market-Washington, D.C. From 2005 through 2008 increases in unemployment rates, foreclosure rates, and re-sale market inventory had a negative effect on demand for new housing products in all markets. Although the presence of the federal government and the impact that federal spending has on the local economy has historically provided a level of protection to the Washington, D.C. area economy, the depth and duration of the economic recession and the resulting downturn in housing was felt throughout the region. However, recent demand trends in the Washington, D.C. area are indicative of a stabilizing environment. Accordingly, we have eliminated or suspended operations in all markets except the Washington, D.C. market and we will draw on our 25 year history in the Washington, D.C. market to capitalize on emerging attractive opportunities for long term growth in our core market. We are confident that our focus on the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, will provide opportunity to generate attractive returns on investment while also providing opportunity for growth.

Maintain our “Middle Market” approach. Historically we have focused on middle market products designed to be affordable to a broad segment of the home buying population. We believe that by focusing on products that are affordable to the largest segment of the prospective home buying population we reduce risk to cyclical market value fluctuations. As stabilizing market conditions warrant new development undertakings, we will continue our focus on projects with middle market orientation.

Continue to maximize the value of our current portfolio. As market conditions resulted in decreased demand for new homes we protected our key assets in the Washington, D.C. market. Where we had standing condominium inventory, we converted remaining units in the projects to rental properties. This strategy provided cashflow that enabled us to neutralize the impact of debt service requirements and to improve overall liquidity. Additionally, based on our experience with prior market cycles in the Washington, D.C. region, we believed that this approach would make it possible to reposition these key properties for sale at a time when market pressure on values began to ease. As traffic and interest in these properties began increasing in the second half of 2009, we began releasing portions of this inventory from our rental programs for sale. We will continue to manage these assets with a view towards maximizing values, enhancing cashflow and rebuilding value.

Regularly assess valuations of portfolio assets. The historic nature of the economic recession of the past few years has been well documented. The impact on the value of residential real estate has been dramatic. As a result we recorded significant impairments during 2006 through 2009. We continuously re-evaluate the real estate assets we own with the goal of reporting them at estimated fair value on our financial statements if impairment has occurred. We believe our depth of experience enables us to quickly identify and address changing market conditions and provides us opportunity to protect and enhance the value of the real estate assets we own and develop.

Protect liquidity and maximize capital availability. We remain highly focused on preserving liquidity and available capital. We believe that by taking steps to enhance liquidity we will be better positioned to take advantage of attractive opportunities as the market stabilizes and demand for new housing recovers. Recent trends in the Washington, D.C. area are indicative of improving market conditions.

Focus on opportunities for attractive returns on invested capital. By focusing on acquiring finished building lots and distressed assets held by financial institutions, we believe that we will be able to enhance the return on invested capital. Option contracts generally tend to require less capital and therefore the return on investment may be enhanced. Further, traditional capital sources, such as banks which we rely upon for project financing, view option contract transactions and the acquisition of distressed assets that are generally available at discounted prices, as less risky and therefore tend to be more willing to provide capital for such acquisitions at reasonable rates. We will seek to rebuild our pipeline of available building lots through a cautious and measured approach focused on the Washington, D.C. market.

Maintain rational overhead expenses. A key element of the defensive posture we adopted to enhance our ability to survive the current downturn was the significant reduction of operating expenses. We sought to retain only key people capable of contributing to our effort to restore our Company to profitability and we cut other operating expenses across the board. By doing so we significantly reduced general and administrative expenses, from $37.5 million in 2006 to $8.1 million in 2009 and enhanced operating cashflow. We will continue our effort to keep overhead expenses commensurate with our current level of business as we seek to rebuild margins and enhance shareholder value.

Capitalize on undervalued assets. The depth and duration of the cyclical downturn in housing has created an environment where many assets, borrowers and lenders are financially distressed. We will seek to capitalize on market opportunities to acquire assets at reduced costs where we believe improving market conditions provide opportunity for attractive returns. We believe that we are well positioned to identify such acquisition opportunities as a result of our strong relationships within the real estate and financial industries in our core market of Washington, D.C.

Create opportunities in areas overlooked by our competitors. Through our wide ranging development capabilities and expertise we will seek to capitalize on opportunities that our competitors may overlook. As current homebuilding industry and general economic conditions stabilize and improve, we believe there will be attractive market opportunities for well-designed, quality homes and condominiums in suburban areas as well as urban locations in close proximity to transportation facilities.

Build upon our vendor, customer and lender relationships. The turmoil that has engulfed the homebuilding industry over the past few years has had a profound negative impact on almost every home builder. As a result, many vendors, tradesmen and lenders have suffered significant losses. In many circumstances the effort to communicate with those impacted by the financial distress suffered by home builders has been lacking and relationships have suffered along with balance sheets. Throughout the market downturn we have worked diligently to communicate with those that we do business with and sought to reach amicable solutions. A key element of our Strategic Realignment Plan was developing amicable solutions with strategic creditors and addressing any customer concerns as well. We believe that our efforts in this regard will result in our Company having strengthened the critical relationships that we rely upon as we seek to rebuild our business and enhance shareholder value.

Our Operations

Our operations have been scaled back to align general and administrative expenses with market realities. In keeping with the defensive strategy adopted to enhance our ability to survive a prolonged downturn in housing demand we eliminated several operating divisions and refocused operations on the Washington, D.C. market where we believe our 25 years of market experience provides us the best opportunity to rebuild our business and enhance shareholder value. Our Washington area divisional operation currently shares office space with our corporate headquarters in Reston, Virginia where it receives support services such as marketing, accounting, legal, information technology, human resources, sales training, purchasing and land underwriting and financing. Although we have dramatically reduced the size of our staff we believe that we have maintained the critical capabilities we need to capitalize on emerging opportunities. We believe that we are properly staffed for the current market conditions and have the ability to manage growth as market conditions warrant.

Land Identification and Acquisition

We have operated in our core market of Washington, D.C. since 1985 and as a result have developed a deep knowledge base of the market. Over the past 25 years we have developed a wide variety of products, including most housing products, from low density single family detached products to high density multi-family attached and hi-rise products. We prefer to gain diversity and growth through multiple product offerings within the expanding Washington, D.C. market rather than seeking to expand into multiple distant markets. We believe this strategy minimizes the risks associated with entering new markets such as operating in distant locations with non-executive managers and relying on demand in second or third tier markets. Our core market of Washington, D.C. has experienced significant job and population growth over the past two decades, creating demand for a wide range of housing products. Our extensive experience developing a diverse range of housing products enables us to focus on a wide range of opportunities within our core market.

The real estate development and home building industries are highly competitive. In addition to competing for home purchasers, home builders compete for construction financing, raw materials, skilled labor and prime development sites, especially those where developed building lots are available under option lot contracts from land developers. We compete with other local, regional and national home builders in all of these areas. Some of our competitors have significantly greater financial resources than we do, giving them a distinct advantage when we compete with them for prime building sites. Some of the national builders against which we compete for land acquisitions include Pulte Homes, DR Horton, Toll Brothers, Ryland Homes, NVR, Hovnanian and Lennar.

We believe that controlling a land inventory through option contracts as opposed to holding large inventories of raw land reduces risks associated with cyclical market fluctuations. This is because a typical option lot contract allows the home builder to acquire building lots on a “just in time basis” as it pre-sells homes and prepares for construction. Additionally, such contracts usually limit the home builder’s financial commitment to the project by providing a fixed price for each building lot and by limiting liability to the land seller to the amount of the contract deposit. We seek to manage our future growth in accordance with our business plan and long term objectives by focusing first on acquiring finished lots under option contracts whenever possible. In the past we have acquired land for our home building operations both as finished building lots and as raw land that we developed while over weighting option lots and avoiding raw land holdings if possible. Through the acquisition of Parker Chandler Homes (Atlanta) and Capitol Homes (Raleigh) in 2006 our inventory of raw land expanded significantly. Due to the focus that these acquired companies had on developing raw land, the amount of raw land in our inventory outweighed our option lot inventory. Although our goal was to transform the operations of the acquired companies into option lot buyers, market conditions deteriorated sooner than we anticipated. As market conditions deteriorated, we methodically sold or negotiated friendly foreclosure agreements to dispose of excess land holdings and the associated debt.

We continue to own a small amount of raw land in the Washington, D.C. market. The objectives achieved under our Strategic Realignment Plan has resulted in the disposal of all raw land and other inventory (and the associated debt) in the Atlanta and Raleigh markets and positioned us to begin a refocused approach of acquiring attractive building lots in our core market of Washington, D.C. Additionally, at December 31, 2009 the remaining raw land in our inventory is under contract to be sold. We expect the sale to be consummated in the first quarter of 2010.

Our asset management and land acquisition process is overseen by our executive management team. Executive management meets regularly to evaluate market opportunities, prospective land acquisitions, project financing options, new product development and other operational issues. During much of 2009, a major focus of the management team was evaluating each and every portfolio asset and determining the best strategy for dealing with each asset in keeping with the objectives of our Strategic Realignment Plan. A methodical approach was undertaken to ensure that the strategy implemented with respect to each portfolio asset was one that we believed would produce the best short term and long term results for the Company. Executive management also meets regularly to evaluate performance of portfolio assets and to determine strategy adjustments that may be warranted to contain or reduce risks associated with evolving market conditions, new competition, fluctuations in costs of production and other factors that may affect the results of each project and to review options for enhancing the return on capital invested in such assets. In 2010, a major focus of the management team will be identifying attractive opportunities in our core market of Washington, D.C., developing effective acquisition strategies and identifying new sources of capital. As detailed in the Subsequent Events footnote to our Consolidated Financial Statements contained in this Form 10-K, we believe the recent court decision in our favor regarding litigation we brought against the general contractor on our Eclipse high-rise condominium project in Arlington, Virginia, may ultimately enhance our liquidity and capital resources, once any appeal process initiated by the defendant is concluded. Given the uncertainty as to (i) whether and when we would receive payment from the contractor and (ii) the amount of the payment, it may be necessary to pursue additional sources of capital prior to our potential receipt of any payment from the general contractor.

Our acquisition underwriting and due diligence process includes a thorough examination of a variety of factors that can impact the success of a development project. The factors we routinely examine include but are not limited to the following: environmental conditions, soil conditions, utility availability, projected construction costs, labor and material availability, zoning restrictions, impact fee assessment, land title conditions and other factors. Additionally, we conduct a competitive marketing analysis to assess competitive projects in the area that may impact our ability to attract purchasers and generate sales. Our market studies include, but are not limited to, researching factors such as: existing and upcoming competitive projects, features and pricing offered by the competition, land costs of competitive projects, population and employment trends, impact of school districts, access to regional transportation facilities, availability of local and regional amenities, impact of commuter route options and pending transportation improvements, and assessment of other factors. We develop prospective buyer profiles and forecast sales for each project. On a regular basis we assess performance of each project and make adjustments to our marketing strategy as needed to promote adequate sales.

Land Entitlement and Development

Whether purchasing finished building lots or land for development we can rely on our extensive knowledge and experience in all aspects of site selection, land planning, entitlement and land development processes. We have significant experience in dealing with local governmental and regulatory authorities that govern the site development, entitlement and home building processes. Obtaining entitlements and development permits often requires significant negotiations with local governmental authorities, and various other parties, including local homeowner associations, environmental protection groups and federal governmental agencies. Our extensive experience and knowledge allow us to effectively negotiate with all concerned parties in an attempt to ensure the necessary permits can be obtained before acquisition of a particular building site.

Our experience and in-house capabilities also enable us to quickly assess the estimated costs associated with development of a particular property, and the potential development challenges. As a result, we can control the details of development, from the design of each community entryway to the placement of streets, utilities and amenities, in order to efficiently design a development that we believe will maximize the potential return on our investment in the property. Even when we are purchasing finished lots from a land developer, these in-house capabilities enable us to work with the land seller to ensure that the development is designed in a manner that is in keeping with our marketing objectives for the project and decisions made by the developer regarding land development issues do not negatively impact the costs we will incur when constructing homes on the property. Further, we believe that these capabilities position us well to work with financial institutions seeking to sell distressed land assets on which they have foreclosed. In certain circumstances we provide our services for a fee to property owners seeking to develop or sell their property, such as financial institutions or investors.

Sales and Marketing

We seek diversification and growth through multiple product offerings rather than seeking growth through expansion into multiple distant markets. We believe this strategy minimizes the risks associated with entering new markets such as operating in distant locations with non-executive managers and relying on demand in second or third tier markets. Our core market of Washington, D.C. has experienced significant job and population growth over the past two decades, creating demand for a wide range of housing products. Our significant experience in developing a diverse range of housing products enables us to focus on a wide range of opportunities within our core market. We have built homes in suburban communities, where we focus on low density products such as single family detached homes, and in urban areas, where we focus on high density multi-family and mixed use products. We develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. We focus on geographic areas where we believe there will be continuing demand for new housing and the potential for attractive returns.

Currently we operate only in the Washington, D.C. market where we target first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market. We continually reevaluate and improve upon our existing product designs and develop new product offerings to keep up with changing consumer demands and emerging market trends.

Comstock Homes is the brand name of our for sale home building operations. Comstock Communities is the brand name we use for our residential rental property operations. The single-family detached home products that we may offer at any particular time in the Washington, D.C. area range in size from approximately 1,400 square feet to over 6,000 square feet and are usually priced from the high $100,000’s to the $500,000’s. The townhouse products that we may offer at any particular time in the Washington, D.C. area range in size from approximately 1,200 square feet to over 4,500 square feet and are typically priced from the mid $100,000’s to the $400,000’s depending on the location. Our condominiums range in size from approximately 400 square feet to over 2,400 square feet and are generally priced from the mid $100,000’s to over $900,000. Our average new order price over all products was $291,000, $285,000 and $239,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

In certain communities we offer units for sale and for rent. Our rental units range in size from approximately 400 square feet to over 1,500 square feet and are priced from under $1,000 per month to over $2,500 per month. Our average rental revenue over all unit types was approximately $1,500 per month for the year ended December 31, 2009. In the difficult market conditions that have persisted over the past few years our rental property strategy has dramatically enhanced our ability to maintain adequate operating cashflow to service the debt associated with these projects and contributed to our ability to negotiate amicable arrangements with all of our lenders regarding the necessary modifications to our borrowing facilities as we worked to align our portfolio with market realities. Additionally, by operating key properties as rental communities during the housing downturn we have been able to position valuable assets for sale in improving market conditions.

We utilize a consistent marketing approach for all Comstock products. We believe that our marketing efforts have contributed to our reputation as a developer of quality communities and housing products. We place strict controls on our brands. Our corporate marketing directors work with our project sales and rental managers to develop marketing and sales strategies for specific projects. Our corporate marketing directors then work with in-house marketing and technology specialists to develop advertising and public relations programs for each project.

The specific sales and rental objectives, overall strategies, home pricing, and marketing budget decisions are developed by senior management with input from division managers and marketing directors. We typically build, decorate, furnish and landscape model homes for each product line and maintain onsite sales offices, which are generally open seven days a week. We believe model homes play a critical role in our marketing efforts. During 2009 we continued to lower marketing costs through the increased utilization of internet based marketing platforms in lieu of print advertisements. We believe that the home buying population will continue to increase its reliance on information available on the internet to help guide their home buying decision. Accordingly, our marketing efforts will continue to seek to leverage this trend in an effort to lower per sale marketing costs while maximizing potential sales.

We primarily compensate our sales staff with success based pay. Each sales manager is paid a modest base salary as well as a market rate sales commission. A portion of the sales commission is paid at the time that each purchaser is approved for a mortgage and all contingencies are removed from the purchase contract. The balance of the sales commission is paid after delivery of the unit to the purchaser. We employ our sales personnel on a long-term basis, rather than a project-by-project basis, which we believe results in a more committed and motivated sales force with better product knowledge. We believe this continuity has a positive impact on sales.

All personnel engaged in the sale of Comstock homes receive extensive training in the sales process from our executive and marketing managers. We strive to provide a high level of customer service during the sales process. Through multi-lingual home buying seminars, relationships with preferred mortgage lenders and utilization of a series of proprietary custom marketing programs, we are able to educate our prospective purchasers, prepare our first time home buyer customers for home ownership and help our home buyers obtain a mortgage tailored to their specific needs.

Our unique NextHometm programs are designed to assist our customers in many aspects of purchasing a Comstock home and to enhance our ability to attract purchasers to our communities in a competitive landscape. These programs include:

• DownRight™	–	Designed to help identify ways to meet the down payment requirements of a new home purchase;
• Tailor Made™	–	Designed to provide unique financing products based on agreements with major lenders that tailor a monthly payment in order to make home ownership affordable in any interest rate climate;
• Get It Sold™	–	Designed to help our customers sell their current home quickly and efficiently in order to facilitate their purchase of a new Comstock home;
• All@Home™	–	Designed to enable our customers to design technology solutions for their new Comstock home to meet their individual specifications;
• Built Right ™	–	Our quality assurance program incorporating multiple quality assurance inspections throughout the construction process; and
• Home Style ™	–	Our program of optional upgrades providing hundreds of options to choose from to customize a new Comstock home to suit the specific desires of our customers.

Production

We seek to minimize risk associated with fluctuating market conditions by primarily building pre-sold units and limiting the number of spec units held in inventory. We limit the building of spec units to locations where there is a demonstrated demand for immediate delivery homes, or where the majority of the units within a multi-family building (such as townhouses or condominiums) have been pre-sold. We believe that by limiting the number of spec units held in inventory we reduce our exposure to cyclical fluctuations in market values and minimize costs associated with holding inventory, such as debt service. We believe that our strategy of limiting spec inventory has contributed to our ability to manage the downturn in the housing market over the past couple years.

Our homes are typically sold before construction through sales contracts that are accompanied by a cash deposit. Production typically does not commence until the Purchaser has obtained approval of their mortgage application. Accordingly, we assist the purchaser in all aspects of selecting a mortgage program that is right for them. Through arrangements with preferred lenders we are able to closely monitor the loan application process. Cancellation rates are subject to a variety of factors beyond our control such as job market conditions, consumer confidence, adverse economic conditions, mortgage interest rate increases, and other factors that impact demand for consumer products. During 2006 through 2008 our cancellation rate increased as economic conditions caused a significant reduction in demand for new homes. However, as market conditions began to stabilize in 2009 our cancellation rate decreased.

We typically act as the general contractor in the construction of our wood frame single-family homes, townhouses and mid-rise condominium buildings. On projects where we offer these product lines our employees provide on-site management of land development and construction activities, quality control, permit inspections, and purchaser move-in coordination. Contract management, material purchasing and other supply side management processes are centralized and conducted through our corporate offices. Substantially all construction work on these types of projects is done by subcontractors that contract directly with our home building subsidiaries and with whom we typically have an established relationship.

On our high-rise and mixed-use projects where we typically build concrete structures, we engage a general contractor for the site preparation and construction management. This is important on projects that require long construction cycles because it provides us the ability to require a bonded and fixed price or a gross maximum price contract with the selected general contractor. In these instances, the majority of subcontractors that perform the on-site construction work are typically contracted directly by the general contractor that we select. On projects where we offer these product lines our employees provide construction management services, construction quality supervision and purchaser move-in coordination. In all instances, we follow generally accepted management procedures and construction techniques which are consistent with local market practices and applicable building codes.

We compensate our production staff with market based pay, including performance based pay. Each production manager is paid a base salary as well as a market rate production bonus based on meeting budgets and delivery deadlines and achieving a high level of customer satisfaction. The bonus portion of compensation is paid after delivery of the unit to the purchaser. We employ our production personnel on a long-term basis, rather than a project-by-project basis, which we believe results in a more committed and motivated production team with better product knowledge. We believe this continuity has a positive impact on quality and customer satisfaction.

Our Communities

At December 31, 2009 we held for development the following properties in the below states and counties (some of which will be transferred to the applicable lender during 2010 in keeping with the agreements reached with our lenders under our Strategic Realignment Plan):

State	County
Maryland	Frederick
Virginia	Arlington, Fairfax, Loudoun,

The following lot table summarizes certain information for our current and planned communities at December 31, 2009:

	As of December 31, 2009
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Foreclosed lots	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue to Date
Status: Active (1)
Allen Creek (6)	GA	SF	26	23	—	3	—	—	$204,987
Arcanum (6)	GA	SF	34	24	—	10	—	—	$376,173
Falling Water (6)	GA	SF	22	18	—	4	—	—	$422,513
Glenn Ivey (6)	GA	SF	65	18	—	47	—	—	$227,039
James Road	GA	SF	49	9	—	39	1	—	$339,847
Post Road (6)	GA	SF	60	—	—	60	—	—	n/a
Wyngate (6)	GA	SF	28	3	—	25	—	—	$416,990

Sub-Total / Weighted Average (4)			284	95	—	188	1	—	$313,099
Emerald Farm	MD	SF	84	78	—		6	—	$452,347

Sub-Total / Weighted Average (4)			84	78	—		6	—	$452,347
Allyn’s Landing (5)	NC	TH	109	83	—		26	—	$234,820
Brookfield Station (5)	NC	SF	62	15	—	31	16	—	$222,757
Haddon Hall (5)	NC	Condo	90	30	—		60	—	$158,399
Holland Road (5)	NC	SF	81	18	1		62	—	$440,239
Providence-SF (5)	NC	SF	35	25	—		10	—	$189,791
Riverbrooke (5)	NC	SF	66	47	—		19	—	$166,608
Wakefield Plantation (5)	NC	TH	77	49	—		28	—	$483,042
Wheatleigh Preserve (5)	NC	SF	28	18	—		10	—	$279,204

Sub-Total / Weighted Average (4)			548	285	1	31	231	—	$269,993
Commons on Potomac Sq	VA	Condo	191	88	—		103	—	$231,891
Commons on Williams Sq (5)	VA	Condo	180	150	—		30	—	$333,049
Penderbrook	VA	Condo	424	327	—		97	—	$253,047
River Club II	VA	Condo	112	9	—	103	—	—	$257,464
The Eclipse on Center Park	VA	Condo	465	391	3		71	—	$404,875

Sub-Total / Weighted Average (4)			1,372	965	3	103	301	—	$325,360

Total Active			2,288	1,423	4	322	539	—	320,388

Status: Development (1)
Shiloh Road (6)	GA	SF	60	—	—	60	—	—	n/a
Tribble Lakes (5)	GA	SF	167	—	—		167	—	n/a

Sub-Total / Weighted Average (4)			227	—	—	60	167	—	n/a
Massey Preserve (5)	NC	SF	187	—	—	—	187	—	n/a

Sub-Total / Weighted Average (4)			187	—	—	—	187	—	n/a
Station View	VA	TH	47	—	—	—	47	—	n/a

Sub-Total / Weighted Average (4)			47	—	—	—	47	—	n/a

Total Development			461	—	—	60	401	—	n/a

Total Active & Development			2,749	1,423	4	382	940	—	$320,388

(1)	“Active” communities are open for sales. “Development” communities are in the development process and have not yet opened for sales.

(2)	“SF” means single family home, “TH” means townhouse and “Condo” means condominium.

(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.

(4)	“Weighted Average” means the weighted average new order sale price.

(5)	Remaining lots subject to foreclosure agreement with Wachovia executed in third quarter 2009.

(6)	Control of lots transferred to the U.S. Bankruptcy Court upon filing of Chapter 7 petition in fourth quarter 2009.

Greater Washington DC Area Developments

Northern Virginia Market

The Commons on Potomac Square is a four building, 191-unit, mid-rise condominium complex in Loudoun County, Virginia. The project is positioned well for first-time homeowners in a market where the cost of single-family homes and townhouses are prohibitive for many first time home buyers. Sales began in late 2004 and settlements began in early 2006. In keeping with our Strategic Realignment Plan, when market conditions deteriorated we suspended construction activities at the project and focused on selling the then remaining inventory of spec units. Having sold all remaining inventory in 2009 we determined the best course of action for this asset was to hold the remaining building lots for future development. At December 31, 2009 there are 103 remaining finished building lots at this project. All permits are issued allowing construction to commence as soon as market conditions warrant and construction financing is available. In September 2009 we entered into a loan modification agreement with the project lender which provides us a loan extension through January 2011.

The Eclipse on Center Park is a 465-unit, high-rise condominium complex in Arlington, Virginia. The project is just minutes from downtown Washington D.C., the Pentagon and Reagan National Airport. The project is an upscale, urban-style, mixed-use complex with residential condominiums above an 83,000 square foot retail center, which includes a Harris Teeter grocery store and other convenience-oriented retailers. Condominium sales began in the second quarter of 2004 and settlements began in November 2006. In furtherance of our Strategic Realignment Plan, when market conditions deteriorated we temporarily suspended sales at the project and converted the majority of the remaining inventory to rental units. In October 2009 we entered into a loan modification agreement with the project lender which provides us with a portion of the cashflow generated from rental and sales operations at the project. As market conditions stabilized and began to improve in the later part of 2009, we re-focused on generating sales at the project. At December 31, 2009, 74 units remain in our inventory. Approximately 47 of these units were occupied by rental tenants, generating monthly gross rental revenue of approximately $100,000.

Penderbrook Square is a 424-unit rental apartment complex in the Fair Oaks area of Fairfax County, Virginia that we purchased as a condominium conversion project. We acquired the property in 2005 and made significant improvements to common areas, building exteriors, and heating and air-conditioning systems within units and have completed the conversion and sale of a majority of the units to condominiums. Sales and settlements began in 2005. In furtherance of our Strategic Realignment Plan when market conditions deteriorated, we suspended sales at the project and continued operation of the remaining inventory as rental units. In September 2009 we entered into a loan modification agreement with the project lender which provides us with a portion of the cashflow generated from rental and sales operations at Penderbrook. As market conditions stabilized and began to improve in the later part of 2009 we re-opened for sales at Penderbrook. At December 31, 2009, 97 units remain in our inventory. Approximately 83 of these units were occupied by rental tenants, generating monthly gross rental revenue of approximately $99,000.

Station View is a 47-unit townhouse development in Loudoun County, Virginia. In furtherance of our Strategic Realignment Plan it was determined that the best return on our investment in this property would be derived through the sale of the land to another home builder. We have entered into a contract to sell this project in its entirety. Settlement is expected to occur in the first quarter of 2010.

Maryland

Emerald Farm is an 84-unit development of single-family homes in Frederick, Maryland conveniently located near major transportation routes. A water moratorium imposed by the local jurisdiction has prevented the timely completion of the project. We believe the moratorium no longer applies to the lots we continue to own in this community. It is our intention to pursue construction financing for homes on the 6 remaining finished building lots in the near future and as market conditions warrant commence marketing and construction. If we are unable to secure construction financing, we may consider selling the finished lots in a bulk sale.

Greater Raleigh Market

Raleigh, North Carolina

In furtherance of our Strategic Realignment Plan we suspended operations in the Raleigh, North Carolina market. Based on the amicable arrangements we reached with the lenders involved in our Raleigh projects we sold most home inventory and entered foreclosure agreements which allowed us to be released from financial obligations associated with the applicable project loans and required the lender(s) to foreclose on the remaining land inventory. As indicated by footnote (5) in the lot table above, all of our projects in Raleigh, North Carolina are scheduled for foreclosure by Wachovia Bank in the near future.

Greater Atlanta Market

Atlanta, Georgia

The market for new homes in the Atlanta, Georgia market continues to be significantly distressed. In furtherance of our Strategic Realignment Plan we have wound down all operations in the Atlanta, Georgia market. Based on the amicable arrangements we reached with the lenders involved in our Atlanta projects we sold most home inventory and entered foreclosure agreements which allowed us to be released from financial obligations associated with the applicable project loans and required the lender(s) to foreclose on the remaining land inventory. As indicated by footnote (6) in the lot table above: On November 12, 2009, Buckhead Overlook, LLC, Post Preserve, LLC and Parker Chandler Homes, LLC (collectively, “Parker Chandler Homes”), filed bankruptcy petitions (the “Petitions”) in the United States Bankruptcy Court, Northern District of Georgia. Parker Chandler Homes were all subsidiaries of Comstock Homebuilding Companies, Inc. (the “Company”) and Parker Chandler Homes, LLC was formerly known as Comstock Homes of Atlanta, LLC. The Chapter 7 petitions were filed in furtherance of the Company’s Strategic Realignment Plan that includes the liquidation of remaining Parker Chandler Homes assets and the winding down of all operations in the Atlanta market.

Warranty

We provide our single-family and townhouse home buyers with a one-year limited warranty covering workmanship and materials. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that all home buyers agree to the definitions and procedures set forth in the warranty. Typically, we provide our condominium home buyers a two-year warranty. In addition, we provide a five-year structural warranty on our homes and condominiums pursuant to applicable statutory requirements. From time to time, we assess the appropriateness of our warranty reserves and adjust accruals as necessary. When deemed appropriate by us, we will accrue additional warranty reserves. We require our general contractors and sub-contractors to warrant the work they perform and they are contractually obligated to correct defects in their work that arise during the applicable warranty period. We seek to minimize our risk associated with warranty repairs through our quality assurance program and by selecting contractors with good reputations, sufficient resources and adequate insurance. It is typical that there is a gap in the warranty coverage provided by contractors and by home builders, which is self-insured by the home builder. It has been our experience that the warranty claims which we self insure have not been significant in nature.

Competition

The real estate development and home building industries are highly competitive. We compete with small private builders and large regional or national builders. In addition to competing for home buyers, home builders compete for construction financing, raw materials and skilled labor. Additionally, under normal market conditions competition exists within the industry for prime development sites, especially those where developed building lots are available under option lot contracts. We compete with other local, regional and national home builders in all of these areas. Many of our competitors have significantly greater financial, marketing, sales and other resources than we have. Some of the national builders against which we compete include Pulte Homes, DR Horton, Toll Brothers, Ryland Homes, NVR, Hovnanian and Lennar.

However, competition among home builders is often specific to product types being offered in a particular area. Often we do not find ourselves competing with the large national builders in the urban communities where we develop high-rise and mixed use products. This is primarily because most national builders tend to focus on a narrower range of products than what we offer. We believe this provides us a distinct advantage in terms of attracting potential home buyers in certain areas. We believe the factors that home buyers consider in deciding whether to purchase from us include the product type, location, value quality, and reputation of the home builder. We believe that our projects and product offerings compare favorably on these factors and we continually strive to maintain our reputation of building quality products.

Additionally, we compete with the resale market of existing homes including foreclosures and short-sales. The dramatic increase of inventory of existing homes available for sale beginning in 2006 created significant competition among builders and home sellers for a shrinking number of prospective home buyers. This led to downward pressure on home prices in many areas. The nature of the real estate markets in general and the impact the economic recession has had on the housing market makes it is impossible to predict future pricing trends. Accordingly, we will proceed with caution as we seek to rebuild our company in the Washington, D.C. market.

Regulation

Home builders are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulation, which imposes restrictive zoning and density requirements in order to limit the number of homes that can ultimately be built within the boundaries of a particular project. We and our competitors may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which we operate. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction.

We and our competitors are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of the environment. Some of the laws to which we and our properties are subject may impose requirements concerning development in waters of the United States, including wetlands, the closure of water supply wells, management of asbestos-containing materials, exposure to radon and similar issues. The particular environmental laws that apply to any given community vary based on several factors including but not limited to the environmental conditions related to a particular property and the present and former uses of the property. These environmental laws may result in delays, may cause us and our competitors to incur substantial compliance related costs, and may prohibit or severely restrict development in certain environmentally sensitive areas. To date, environmental laws have not had a material adverse impact on our operations.

Technology

We are committed to the use of Internet-based technology for managing our business, communicating with our customers, and marketing our projects. For customer relationship management, we use Builder’s Co-Pilot™, a management information system that was custom developed in accordance with our needs and requirements. This system allows for online and collaborative efforts between our sales and marketing functions and integrates our sales, production and divisional office operations in tracking the progress of construction on each of our projects. We believe that real-time access to our construction progress information and our sales and marketing data and documents through our systems increases the effectiveness of our sales and marketing efforts as well as management’s ability to monitor our business.

We utilize our technology infrastructure to facilitate marketing of our projects as well. Through our web site, www.comstockhomebuilding.com, our customers and prospects receive automatic electronic communications from us on a regular basis. Our corporate marketing directors work with in-house marketing and technology specialists to develop advertising and public relations programs for each project that leverage our technology capabilities. During 2009 we continued to lower marketing costs through the increased utilization of internet based marketing platforms in lieu of print advertisements. We believe that the home buying population will continue to increase its reliance on information available on the internet to help guide their home buying decision. Accordingly, our marketing efforts will continue to seek to leverage this trend in an effort to lower per sale marketing costs while maximizing potential sales.

For accounting and purchasing management purposes we use the JD Edwards Enterprise One software system. This software system is well regarded in our industry and is highly scalable. We believe that since transitioning to this software program in early 2007 we have been better able to manage and monitor costs.

Employees

At December 31, 2009, we had 31 full-time and part-time employees. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers

Our executive officers and other management employees and their respective ages and positions as of December 31, 2009 are as follows:

Name	Age	Current Position
Christopher Clemente*	49	Chairman and Chief Executive Officer
Gregory V. Benson*	55	President, Chief Operating Officer
Jeffrey R. Dauer*	47	Chief Financial Officer
Jubal R. Thompson*	40	General Counsel and Secretary

*	Section 16 officers.

Executive Officers and Key Employees

Christopher Clemente founded Comstock in 1985 and has been director since May 2004. Since 1992, Mr. Clemente has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 25 years of experience in all aspects of real estate development and home building, and more than 30 years of experience as an entrepreneur.

Gregory V. Benson joined us in 1991 as President and Chief Operating Officer and has been director since May 2004. Mr. Benson is also a member of our board of directors. Mr. Benson has over 30 years of home building experience including over 13 years at national home builders, including NVHomes, Ryan Homes and Centex Homes.

Jeffrey R. Dauer has served as our Chief Financial Officer since May 2009, after serving as our Chief Accounting Officer since June 2007. Mr. Dauer was Director of Financial Reporting from March 2007 to June 2007. From October 2004 to March 2007, Mr. Dauer was retained to lead the Sarbanes-Oxley Section 404 implementation and assist in the Company’s JD Edwards ERP system conversion.

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

We also make available, free of charge, at our Internet website located at www.comstockhomebuilding.com, our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for our directors, officers and principal stockholders, together with amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 under the Exchange Act. These reports are available as soon as reasonably practicable after their electronic filing with the Securities and Exchange Commission.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report include forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties including certain risks described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis and our continuing relationships with affiliates.

Many of these factors are beyond our control. For a discussion of factors that could cause actual results to differ, please see the discussion in this report under the heading “Risk Factors” in Item 1A.

Item 1A.	Risk Factors

Risks Relating to Our Business

Failure to meet the minimum unit settlement requirements in our modified credit facilities would adversely affect our liquidity.

In 2009 we negotiated modifications to the loans of two of our largest lenders. These modifications allow us increased cashflow from the settlement proceeds of each unit at the respective project provided that we settle on a prescribed minimum number of units each quarter. If we are unable to achieve the required number of settlements, the lenders have the rights to reduce the amount of cashflow to us from settlement proceeds. If that happened, it could severely compromise our liquidity and could jeopardize our ability to satisfy our capital and cash flow requirements in which case our ability to continue operating would be seriously compromised.

Our operations require significant capital, which may not continue to be available.

The real estate development industry is capital intensive and requires significant expenditures for operations, land purchases, land development and construction as well as potential acquisitions of other homebuilders. In order to maintain our operations, we will need to obtain additional financing. These funds can be generated through public or private debt or equity financings, operating cash flow, additional bank borrowings or from strategic alliances or joint ventures. In light of the current economic climate we may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, has been greatly reduced, and lenders may require us to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our operating strategies or reduce capital expenditures and the size of our operations. As a result, such an inability to access additional capital would likely cause us to experience a material adverse affect on our business, results of operations and financial condition.

Our continuing operations and future growth depends on the availability of construction, acquisition and development loans.

To finance projects, we have historically utilized construction, acquisition and development loans. These credit facilities tend to be project-oriented and generally have variable rates and require significant management time to administer them. If financial institutions decide to discontinue providing these facilities to us we would lose our primary source of financing our operations or the cost of retaining or replacing these credit facilities could increase dramatically. Further, this type of financing is typically characterized by short-term loans which are subject to call. If our primary source of financing becomes unavailable or accelerated repayment is demanded, we may not be able to meet our obligations and our ability to continue operating would be seriously compromised. This may force us into bankruptcy or liquidation.

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

Our ability to sell homes and, accordingly, our results of operations, will be affected by the availability of mortgage financing to potential home buyers.

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

We are subject to the potential for significant fluctuations in the market value of our land and home inventories. We must constantly locate and acquire new tracts of undeveloped and developed land if we are to support growth in our home building operations. There is a lag between the time we acquire control of undeveloped land or developed home sites and the time that we can bring the communities built on that land to market and deliver our homes. This lag time varies from site to site as it is impossible to predict with any certainty the length of time it will take to obtain governmental approvals and building permits. The risk of owning undeveloped land, developed land and homes can be substantial. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land and home inventories could occur if market conditions deteriorate or if we purchase land or build home inventories at higher prices during stronger economic periods and the value of those land or home inventories subsequently declines during weaker economic periods. We could also be forced to sell homes, land or lots for prices that generate lower profit than we anticipate, or at a loss, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a continued decline in the market value of our land or home inventories may give rise to additional impairments of our inventory and write-offs of contract deposits and feasibility cost, which may result in a breach of financial covenants contained in one or more of our credit facilities, which could cause a default under those credit facilities. Defaults in these credit facilities are often times the responsibility of the Company as the Company is the guarantor of most of its subsidiary’s debts.

Deteriorating market conditions, turmoil in the credit markets and increased price competition continued to negatively impact the Company in 2009 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. As a result, the Company evaluated all of its projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in an aggregate 2009 impairment charge of $22.9 million, with $15.3 million in the Washington D.C. region, $1.2 million in the Atlanta, Georgia region and $6.4 million in the Raleigh, N.C. region. Impairment charges are recorded as a reduction in our capitalized land and/or house costs. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales rates. In performing its impairment modeling the Company must select what it believes is an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates used by the Company are based on the best information available at the time the estimates are made. If market conditions continue to deteriorate additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

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

The Company currently has approximately $70.0 million in Federal and State NOLs with a potential value of up to $27.0 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2009, the cumulative shift in the Company’s stock was at approximately 28% compared with the 50% level that would trigger an inability to utilize some of our NOL asset.

Home prices and sales activities in the Washington, D.C. geographic market have a large impact on our results of operations because we conduct substantially all of our business in this market.

Home prices and sales activities in the Washington, D.C. geographic market have a large impact on our results of operations because we conduct substantially all of our business in this market. Although demand in this area historically has been strong, the current slowdown in residential real estate demand and reduced availability of consumer mortgage financing have reduced the likelihood of consumers seeking to purchase new homes which has had and will likely continue to have a negative impact on the pace at which we receive orders for our new homes. As a result of the foregoing and general economic conditions, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our homes or our offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. This has and could continue to adversely affect our results of operations and cash flows.

Because our business depends on the acquisition of new land, the potential limitations on the supply of land could reduce our revenues or negatively impact our results of operations and financial condition.

Even in the current depressed housing market, we experience competition for available land and developed home sites in the Washington, D.C. market. We have experienced competition for home sites from other, better capitalized, home builders. Our ability to continue our home building activities over the long term depends upon our ability to locate and acquire suitable parcels of land or developed home sites to support our home building operations. If competition for land increases, the cost of acquiring it may rise, and the availability of suitable parcels at acceptable prices may decline. Any need for increased pricing could increase the rate at which consumer demand for our homes declines and, consequently, reduce the number of homes we sell and lead to a decrease in our revenues, earnings and cash flows.

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

The home building industry is highly competitive and fragmented. We compete with a number of national, regional and local builders for customers, undeveloped land and home sites, raw materials and labor. For example, in the Washington, D.C. market, we compete against multiple publicly-traded national home builders, and many privately-owned regional and local home builders. We do not compete against all of the builders in all of our product types or submarkets, as some builders focus on particular types of projects within those markets, such as large estate homes, that are not in competition with our projects.

We compete primarily on the basis of price, location, design, quality, service and reputation. Some of our competitors have greater financial resources, more established market positions and better opportunities for land and home site acquisitions than we do and have greater amounts of unrestricted cash resources on hand, lower costs of capital, labor and material than us. The competitive conditions in the home building industry could, among other things:

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

Our business is concentrated in a single geographic area which increases our exposure to localized risks.

We currently develop and sell homes principally in the Washington, D.C. market. Our limited geographic diversity means that adverse general economic, weather or other conditions in this market could adversely affect our results of operations and cash flows or our ability to grow our business.

We are dependent on the services of certain key employees and the loss of their services could harm our business.

Our success largely depends on the continuing services of certain key employees, including Christopher Clemente, our Chairman and Chief Executive Officer; Gregory Benson, our Chief Operating Officer; Jubal Thompson, our General Counsel and Secretary; and Jeffrey Dauer, our Chief Financial Officer. Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Messrs. Clemente, Benson, Thompson and Dauer each possess valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of these or other key employees could harm our operations, business plans and cash flows.

A significant portion of our business plan involves and may continue to involve mixed-use developments and high-rise projects with which we have less experience.

We are actively involved in the construction and development of mixed-use and high-rise residential projects. Our experience is largely based on smaller wood-framed structures that are less complex than high-rise construction or the development of mixed-use projects. A mixed-use project is one that integrates residential and non-residential uses in the same structure or in close proximity to each other, on the same land. As we continue to expand into these new product types, we expect to encounter operating, marketing, customer service, warranty and management challenges with which we have less familiarity. We have expanded our management team to include individuals with significant experience in this type of real estate development but have been forced to furlough some of them as we’ve downsized our operation. If we are unable to successfully manage the challenges of this portion of our business, we may incur additional costs and our results of operations and cash flows could be adversely affected.

If we experience shortages of labor or supplies or other circumstances beyond our control, there could be delays or increased costs in developing our projects, which would adversely affect our operating results and cash flows.

We and the home building industry, from time to time, may be affected by circumstances beyond our control, including:

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

Substantially all of our construction work is done by subcontractors with us acting as the general contractor or by subcontractors working for a general contractor we select for a particular project. Accordingly, the timing and quality of our construction depends on the availability and skill of those subcontractors. We do not have long-term contractual commitments with subcontractors or suppliers. Although we believe that our relationships with our suppliers and subcontractors are good, we cannot assure that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. The inability to contract with skilled subcontractors or general contractors at reasonable costs on a timely basis could limit our ability to build and deliver homes and could erode our profit margins and adversely affect our results of operations and cash flows. Recent cash flow and credit facility limitations have forced us to negotiate settlements with our vendors at less than the entire amounts owed. This may result in vendor hesitation to work with us on future projects.

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

From time to time, we have issued and we will continue to issue stock options or restricted stock grants to employees and non-employee directors pursuant to our equity incentive plan. We expect that these options or restricted stock grants will generally vest commencing one year from the date of grant and continue vesting over a four-year period. Investors may experience dilution as the options vest and are exercised by their holders and the restrictions lapse on the restricted stock grants. In addition, we may issue stock in connection with acquisitions of other homebuilders, or warrants in connection with the settlement of obligations and or indebtedness with vendors and suppliers, which may result in investors experiencing dilution.

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

Possibility of Delisting of our Common Stock from NASDAQ Global Marketplace.

On November 16, 2009, the Company received notice that NASDAQ had granted the Company’s request to transfer the listing of its common stock from the NASDAQ Global Market to the NASDAQ Capital Market. On November 13, 2009, the Company received notice from NASDAQ that it does not satisfy the $1.00 minimum bid price requirement for continued listing on NASDAQ. The Company has until May 11, 2010 to regain compliance with the $1.00 minimum bid price requirement. Regaining compliance would require a closing bid price of $1.00 or more for a minimum of ten consecutive trading days on or before May 11, 2010. If that does not occur, we would request a hearing before a NASDAQ panel to request an additional 180 days to regain compliance. There is no assurance that a NASDAQ panel would grant the Company any additional time after May 11, 2010 to regain compliance. If a NASDAQ panel did grant the Company additional time, there are no assurances that the Company would regain compliance. The Company is currently in compliance with the $5.0 million minimum market value of publicly held shares and the $2.5 million minimum shareholder equity continued listing requirements of the NASDAQ Capital Market.

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

Our principal administrative, sales and marketing facilities are located at our headquarters in Reston, Virginia. At December 31, 2009 we leased approximately 9,100 square feet of office space in the Reston facility from Comstock Asset Management, L.C., an affiliate wholly-owned by Christopher Clemente. Pursuant to this three-year headquarters lease which we entered into on December 31, 2009, we will pay annual rent of approximately $223,000, subject to a 4% annual increase through the lease termination.

We have exited all office space in Raleigh, North Carolina and in 2009 reached a lease termination agreement with the landlord. We have no further obligation related to the Raleigh office lease.

Item 3.	Legal Proceedings

On or about June 10, 2009 a judgment of $1.5 million was entered against Parker Chandler Homes, LLC (formerly known as Comstock Homes of Atlanta, LLC), a subsidiary of the Company, as a result of an uncontested breach of contract claim related to a discontinued development project in the Atlanta area. A liability for this judgment was recorded as of June 30, 2009. On November 12, 2009, Parker Chandler Homes, LLC, filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court, Northern District of Georgia, effectively eliminating any ongoing liability associated with the judgment.

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552,000 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On February 23, 2010, the Company’s subsidiary received a judgment against Balfour in an amount of $11.7 million plus attorney’s fees to be determined at a later date. On March 3, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. If the judgment amount is upheld on appeal, a significant portion is required to be applied towards principal curtailment under the Company’s loan agreement with KeyBank.

On December 30, 2009, Lawyers Title Insurance Corporation filed an indemnification claim against a Company subsidiary in an amount of $126, seeking reimbursement of fees and costs allegedly incurred as a result of mechanic’s liens improperly filed by Balfour Beatty at The Eclipse on Center Park Condominium project. The Company subsidiary disputes the allegations and intends to vigorously defend the claim.

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

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Class A common stock has been traded on the NASDAQ Global Market under the symbol “CHCI” since our initial public offering on December 14, 2004. The following table sets forth the high and low sale prices of our Class A common stock, as reported on NASDAQ, for the periods indicated:

	High	Low
Fiscal Year Ended 2007
Fourth quarter	$2.00	$0.50
Fiscal Year Ended 2008
First quarter	$1.37	$0.50
Second quarter	$0.83	$0.31
Third quarter	$1.05	$0.06
Fourth quarter	$0.80	$0.16
Fiscal Year Ended 2009
First quarter	$.34	$.12
Second quarter	$.38	$.11
Third quarter	$1.34	$.18
Fourth quarter	$1.19	$.49

On March 31, 2010, there were approximately 27 record holders and as of our last proxy record date at November 13, 2009, there were approximately 3,763 beneficial owners of our Class A common stock. On March 31, 2010 there were two holders of our Class B common stock.

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

During the twelve months ended December 31, 2009, we did not repurchase any of our outstanding Class A common stock. We have no immediate plans to resume stock repurchases under this authorization.

Item 6.	Selected Financial Data

The following table contains selected consolidated financial information and is supplemented by the more detailed financial statements and notes thereto included elsewhere in this report. We derived the selected historical financial data shown below for 2009, 2008, 2007, 2006 and 2005 from our audited financial statements. You should read the following financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and our consolidated financial statements and the related notes, included elsewhere in this report.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

Dollars in thousands (except per share data)

	Year ended December 31,
	2009	2008	2007	2006	2005
Revenues	$25,066	$46,662	$266,159	$245,881	$224,305
Expenses cost of sales	21,729	39,274	245,309	216,657	156,490
Impairments and write-offs (1)	22,938	18,022	78,264	57,426	1,216
Selling, general and administrative	8,073	16,400	34,671	37,500	24,190
Interest, real estate taxes and indirect costs related to inactive projects	4,138	5,685	—	—	—
Operating (loss) income	(31,812)	(32,719)	(92,085)	(65,702)	42,409
Gain on troubled debt restructuring	3,403	12,851	—	—	—
Gain on deconsolidation of subsidiaries	1,965	—	—	—	—
Other income (expense), net	(1,237)	2,850	1,886	1,487	1,450
(Loss) income before noncontrolling interest and equity in earnings of real estate partnerships	(27,681)	(17,018)	(90,199)	(64,215)	43,859
Noncontrolling interest	—	(8)	(137)	15	30
(Loss) income before equity in (loss) earnings of real estate partnerships	(27,681)	(17,010)	(90,062)	(64,230)	43,829
Equity in (loss) earnings of real estate partnerships	—	—	—	(135)	99
Total pre-tax (loss) income	(27,681)	(17,010)	(90,062)	(64,365)	43,928
Income tax (benefit) provision	(929)	48	(2,552)	(24,520)	16,366
Net (loss) income	$(26,752)	$(17,058)	$(87,510)	$(39,845)	$27,562
Basic (loss) earnings per share	$(1.51)	$(0.98)	$(5.42)	$(2.63)	$2.14
Basic weighted average shares outstanding (2)	17,670	17,462	16,140	15,148	12,870
Dilutive (loss) earnings per share	$(1.51)	$(0.98)	$(5.42)	$(2.63)	$2.12
Dilutive weighted average shares outstanding (2)	17,670	17,462	16,140	15,148	13,022

	December 31,
Balance Sheet Data	2009	2008	2007	2006	2005
Cash and cash equivalents	$1,085	$5,977	$6,822	$21,263	$42,167
Real estate held for development and sale (1)(2)	70,890	129,542	203,860	405,144	263,802
Total assets	77,331	160,859	258,976	517,429	431,319
Notes payable	67,619	102,879	171,214	295,403	143,657
Total liabilities	73,198	130,111	212,226	393,173	285,843
Noncontrolling interest	—	223	231	371	400

(1)	During the years ended December 31, 2009, 2008, 2007 and 2006, the Company recorded gains from troubled debt restructuring, impairment charges and write-offs of option deposits and related feasibility costs. The inclusion of these items makes year to year comparisons difficult and should be considered when evaluating results of operations in relation to earlier years.

(2)	During 2006 the Company acquired Parker Chandler Homes, Inc. in Atlanta, GA and Capitol Homes, Inc. in Raleigh, NC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Comstock is a multi-faceted real estate development company engaged in the development of for-sale residential and mixed use products. Our substantial experience in building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments has positioned Comstock as a prominent real estate developer and home builder in the Washington, D.C. market place. References in this Form 10-K to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our business was founded in 1985 as a residential land developer and home builder focused on the Northern Virginia suburbs of the Washington, D.C area. In the 1990’s we expanded our business to include home building operations in Maryland and North Carolina and a title insurance agency in Virginia. Prior to our initial public offering in December 2004, we operated our business through multiple holding companies each focused on a distinct geographic area or business operation. In connection with our initial public offering, these primary holding companies were consolidated and merged into Comstock Homebuilding Companies, Inc., which was incorporated in Delaware in May 2004. Subsequent to our initial public offering, we conduct our operations through wholly owned subsidiaries. Comstock Homes is the brand name of our for sale home building operations. Comstock Communities is the brand name we use for our residential rental property operations. Since our founding in 1985, and as of December 31, 2009, we have built and delivered more than 5,200 homes generating total revenue in excess of $1.3 billion.

Our core market of Washington, D.C. has experienced significant job and population growth over the past two decades, creating demand for a wide range of housing products. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We have built homes in suburban communities, where we focus on low density products such as single family detached homes, and in urban areas, where we focus on high density multi-family and mixed use products. We develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Currently we operate only in the Washington, D.C. market where we target first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market. In 2007, 2008, and 2009 the average price of the homes we delivered was $263,000, $300,000, and $289,000, respectively.

We seek to minimize risk associated with fluctuating market conditions by primarily building pre-sold units and limiting the number of spec units held in inventory. In each new community that we develop we build model homes to demonstrate our products and to house our on-site sales operations. We limit the building of spec units to locations where there is a demonstrated demand for immediate delivery homes or where the majority of the units within a multi-family building (such as townhouses or condominiums) have been pre-sold. We believe that by limiting the number of spec units held in inventory we reduce our exposure to cyclical fluctuations in market values and minimize costs associated with holding inventory, such as debt service. We believe that our strategy of limiting spec inventory and converting our standing condominium inventory to rental properties contributed to our ability to manage the current downturn in the housing market.

In certain communities we continue to offer units for sale and for rent. In the difficult market conditions that have persisted over the past few years, this strategy has dramatically enhanced our ability to maintain adequate operating cashflow. It has also contributed to our ability to negotiate amicable arrangements with all of our lenders regarding necessary modifications to our borrowing facilities as we worked to align our portfolio with market realities. Additionally, by operating key properties as rental communities during the housing downturn, we have been able to position valuable assets for sale in improving market conditions.

In 2005 we began executing expansion plans with the goal of establishing operations in key markets throughout the Southeast where job growth and population growth created increased demand for new housing. During 2006, we expanded our Raleigh, North Carolina operation and we entered the Charlotte, North Carolina, Myrtle Beach, South Carolina, and Atlanta, Georgia markets, increasing revenues to approximately $266.2 million in 2007. However, during 2007 it became clear that the unprecedented span of growth in the housing sector was ending. Changing economic conditions were negatively affecting demand for new housing. Drawing on the experience we gained in previous downturns, we curtailed our expansion plans and adopted a defensive strategy to ensure our ability to survive the housing downturn, should it prove to be protracted, which it has. We quickly sold certain assets where we believed market values would continue to erode, and we began working with our lenders to renegotiate the terms of our project related and corporate borrowings, which peaked at approximately $340.0 million as of September 30, 2006. Throughout 2007 and 2008, market conditions continued to deteriorate which made it necessary to significantly scale back operations while continuing efforts to renegotiate terms of our debt while seeking to retain certain properties in our portfolio.

With market conditions remaining difficult as 2009 began and liquidity becoming an increasing concern, we established our Strategic Realignment Plan. This Plan was designed to eliminate debt, further reduce expenses, enhance our balance sheet, conserve cash, and protect our key Washington, D.C. market assets. By the end of 2009 we successfully renegotiated all secured debt obligations and reduced total debt to $67.6 million as of December 31, 2009. As detailed in the Subsequent Events subsection of Item 7 of this Form 10-K, the final steps of our Strategic Realignment Plan were completed in early 2010, reducing our total debt by another $4.5 million. By executing this plan we eliminated or reduced corporate and project related debts while also disposing of assets where market values had deteriorated and retained key assets in the Washington, D.C. market where values had begun to stabilize.

In keeping with our defensive strategy we did not purchase any land in 2008 or 2009, and we completed our exit from the Charlotte, North Carolina, Myrtle Beach, South Carolina, and Atlanta, Georgia markets and suspended our operations in the Raleigh, North Carolina market. We also eliminated all spec inventory (other than those units held as rental properties), and we disposed of properties where we believed market conditions did not warrant protecting the asset. We reduced total debt to approximately $67.6 million (see details at Note 8 to the accompanying consolidated financial statements), we significantly reduced general and administrative expenses (from $37.5 million in 2006 to $8.1 million in 2009), enhanced operating cashflow, and protected key properties in the Washington, D.C. area around which we will seek to rebuild our business. As a result of our effort to realign our business with market conditions our unit deliveries declined in 2009 to 74 (down from the peak of 914 in 2006), generating total revenues of $21.4 million (down from the peak of $266.2 million in 2007).

We believe that our significant experience over the past 25 years, combined with our ability to navigate through two major housing downturns (early 1990’s and late 2000’s) have provided us the experience necessary to capitalize on attractive opportunities in our core market of Washington, D.C. and to rebuild shareholder value. We are confident that our focus on the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, will provide opportunity to generate attractive returns on investment while also providing opportunity for growth.

Further, as detailed in the Subsequent Events subsection of Item 7 of this Form 10-K, we believe the recent court decision resulting in our favor regarding litigation we brought against the general contractor on our Eclipse high-rise condominium project in Arlington, Virginia will ultimately enhance liquidity and reduce indebtedness to KeyBank, once any appeal of the award by the defendant concludes.

The homebuilding industry continues to experience demand levels well below the record levels experienced in 2005. Although market conditions showed signs of improvement in 2009, as compared to 2008, demand continues to be well below the robust levels experienced earlier in this decade. The economic recession and the well documented turmoil in the financial markets continue to create challenging market conditions for most industries. Among the challenges facing the home building industry is availability of capital, availability of mortgage financing, increased levels of existing home inventory fueled by foreclosures, and reduced demand for new homes. Nonetheless, we believe that having achieved the major objectives of our Strategic Realignment Plan that Comstock is now well positioned to get back to work seeking to capitalize on opportunities that we believe are emerging in the stabilizing Washington, D.C. market. Comstock’s ability to navigate the turmoil has been a result of the commitment to success and dedication of every member of the Comstock team, as well as the strong relationships we have built over the years with our lenders, suppliers, subcontractors, and customers.

In today’s real estate market our general operating business strategy has the following key elements:

•	protect liquidity and maximize capital availability;

•	maximize the realized value of our real estate owned;

•	restructure our debt obligations;

•	rationalize overhead expenses;

•	scale operations back to the Washington, D.C. market;

•	focus on our current land inventory in the Washington, D.C. market;

•	focus on a broad segment of the home buying market, aka the “middle market”;

•	seek opportunities to rebuild our business; and

•	aggressively prosecute existing litigation to recover costs and damages caused by others.

Net of the pending Wachovia foreclosure (see details at Note 4 to the consolidated financial statements), we either owned or controlled approximately 322 building lots at December 31, 2009. The following tables summarize certain information related to new orders, settlements, and backlog for the twelve month periods ended December 31, 2009, 2008, and 2007:

	Twelve months ended December 31, 2009
(dollars in 000s except units)	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	73	16	—	89
Cancellations	7	13	1	21
Net new orders	66	3	(1)	68
Gross new order revenue	$23,150	$2,713	$—	$25,863
Cancellation revenue	$2,128	$2,859	$386	$5,373
Net new order revenue	$21,022	$(146)	$(386)	$20,490
Average gross new order price	$317	$170	$—	$291
Settlements	66	8	—	74
Settlement revenue — homebuilding	$20,226	$1,175	$—	$21,401
Average settlement price	$306	$147	$—	$289
Backlog units (1)	3	1	—	4
Backlog revenue (1)	$1,519	$431	$—	$1,950
Average backlog price (1)	$506	$431	$—	$488

	Twelve months ended December 31, 2008
(dollars in 000s except units)	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	69	54	17	140
Cancellations	17	23	13	53
Net new orders	52	31	4	87
Gross new order revenue	$23,052	$11,532	$5,260	$39,844
Cancellation revenue	$4,701	$6,879	$4,023	$15,603
Net new order revenue	$18,351	$4,653	$1,237	$24,241
Average gross new order price	$334	$214	$309	$285
Settlements	62	63	22	147
Settlement revenue — homebuilding	$21,367	$15,633	$7,097	$44,097
Average settlement price	$345	$248	$323	$300
Backlog units (1)	3	7	1	11
Backlog revenue (1)	$739	$1,977	$386	$3,102
Average backlog price (1)	$246	$282	$386	$282

	Twelve months ended December 31, 2007
(dollars in 000s except units)	Washington Metro Area	North Carolina	Georgia	Total
Gross new orders	559	152	116	827
Cancellations	162	28	24	214
Net new orders	397	124	92	613
Gross new order revenue	$123,909	$38,017	$35,936	$197,862
Cancellation revenue	$69,974	$8,476	$7,594	$86,044
Net new order revenue	$53,935	$29,541	$28,342	$111,818
Average gross new order price	$222	$250	$310	$239
Settlements	669	131	86	886
Settlement revenue — homebuilding	$174,584	$31,644	$26,577	$232,805
Average settlement price	$261	$242	$309	$263
Backlog units (1)	13	39	18	70
Backlog revenue (1)	$4,112	$12,684	$6,051	$22,847
Average backlog price (1)	$316	$325	$336	$326

(1)	Backlog data as of 12/31 for each year.

Recent accounting pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 157, “Fair Value Measurements” (codified in “ASC 820”), for its non-financial assets and liabilities and for its financial assets and liabilities measured at fair value on a non-recurring basis. ASC 820 provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of ASC 820 for the Company’s non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements, though it may in the future. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (all codified in ASC 820). The Company adopted the FSPs as of January 2009, which did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (codified in “ASC 810”). ASC 810 requires all entities to report noncontrolling (i.e. minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. ASC 810 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. ASC 810 was effective for the Company beginning on January 1, 2009. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (codified in “ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for the Company for the period ending June 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140,” (codified in “ASC 860”). ASC 860 requires enhanced disclosures regarding transfers of financial assets and continuing exposure to the related risks. ASC 860 also eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASC 860 will be effective for the Company’s fiscal year beginning January 1, 2010. The adoption of ASC 860 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (codified in “ASC 810”). ASC 810 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 will be effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effects of ASC 810 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” (codified in “ASC 105”), which created a single source of authoritative nongovernmental U.S. GAAP. The Codification was effective for the Company’s interim and annual periods ending after September 15, 2009. Upon adoption, all existing non-SEC accounting and reporting standards were superseded. All other non-SEC accounting literature not included in the Codification are considered non-authoritative. The required disclosures have been incorporated into and did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), amending ASC 820 to provide additional guidance to clarify the measurement of liabilities at fair value. ASU 2009-05 was effective for the Company’s quarter ended December 31, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements. ASU 2010-06 will be effective for the Company’s fiscal year beginning January 1, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for the Company’s fiscal year beginning January 1, 2011. ASC 820 is not expected to have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require us to make certain estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to the consolidation of variable interest entities, revenue recognition, impairment of real estate held for development and sale, warranty reserve and our environmental liability exposure. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates.

A summary of significant accounting policies is provided in Note 2 to our audited consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that require our most difficult, subjective or complex judgments and estimates.

Consolidation of Variable Interest Entities

ASC 810-10 requires the primary beneficiary of a variable interest entity to consolidate that entity. A variable interest entity is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s assets, exclusive of variable interests. Prior to the issuance of the principals related to variable interest accounting, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest.

In December 2003, the FASB issued a revision to the variable interest accounting guidance which we adopted. Based on the revisions, we have concluded that whenever we option land or lots from an entity and pay a significant nonrefundable deposit, a variable interest entity is created. This is because we have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. Therefore, for each variable interest entity created, we compute the expected losses and residual returns based on the probability of future cash flows to determine if we are deemed to be the primary beneficiary of the variable interest entity.

The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the selling entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. Because we do not have any ownership interests in the entities with which we contract to buy land (such as LLCs), we may not have the ability to compel these entities to provide financial or other data to assist us in the performance of the primary beneficiary evaluation. This lack of direct information from the contracting entities may result in our evaluation being conducted solely based on the aforementioned management judgments and estimates. Further, where we deem ourselves to be the primary beneficiary of such an entity and that entity refuses to provide financial statements, we utilize estimation techniques to perform the consolidation. While management believes that our estimation techniques provide a reasonable basis for determining the financial condition of an entity that refuses to provide financial statements, the actual financial condition of the entity could differ from that reported. In addition, although management believes that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the entities from which we acquire land, changes to the probabilities and the cash flow possibilities used in our evaluation could produce different conclusions regarding our primary beneficiary status.

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

Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows. A write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis. When we determine that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, an impairment write-down is recorded. The evaluation of future cash flows and fair value of individual properties requires significant judgment and assumptions, including estimates regarding expected sales prices, development absorption and remaining development costs. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded. As discussed in Note 4 to the accompanying financial statements, we recorded impairment charges of zero in the first quarter of 2009, $22.9 million in the second quarter of 2009 and zero in the third and fourth quarters of 2009.

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

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

Orders, backlog and cancellations

Gross new order revenue for the year ended December 31, 2009 decreased $13.9 million, or 34.9%, to $25.9 million on 89 homes as compared to $39.8 million on 140 homes for the year ended December 31, 2008. Net new order revenue for the year ended December 31, 2009 decreased $3.7 million, or 15.3%, to $20.5 million on 68 homes as compared to $24.2 million on 87 homes for the year ended December 31, 2008. The average gross new order revenue per unit for the year ended December 31, 2009 increased by $6,000 to $291,000 as compared to $285,000 for the year ended December 31, 2008. This increase is due to the sale of 49 units in Raleigh, N.C. during 2008 at an average gross new order revenue per unit of $214,000 which pulled down the average for that period. Our backlog at December 31, 2009 decreased $1.1 million, or 35.5%, to $2.0 million on 4 homes as compared to our backlog at December 31, 2008 of $3.1 million on 11 homes.

As a result of winding down our divisions in the Atlanta, GA and Raleigh, N.C. markets we are left with two projects at December 31, 2009 where we have units available for sale and settlement, Penderbrook and Eclipse at Potomac Yard. Our remaining three projects, net of projects scheduled for foreclosure, are land positions in varying states of readiness. Therefore, we were only able to generate orders and backlog at two projects for much of 2009. The decrease in gross new orders, net new orders and backlog at these two projects is attributable to current market conditions in the homebuilding industry which are characterized by a general excess supply of homes available for sale, reduced buyer confidence and elevated levels of unemployment.

Revenue – homebuilding

The number of homes delivered for the year ended December 31, 2009 decreased by 49.7%, or 73 homes, to 74 as compared to 147 homes for the year ended December 31, 2008. The decrease in units settled was the result of zero settlements in our Atlanta division in 2009 versus 22 in 2008; 8 settlements in our Raleigh division in 2009 versus 63 in 2008. These decreases were offset by an increase of 23 settlements at our Penderbrook project where we settled 26 units in 2009 versus 3 in 2008. Average revenue per home delivered decreased by $11,000 to $289,000 for the year ended December 31, 2009 as compared to $300,000 for the year ended December 31, 2008. This is due to a decrease in the average price per home settled at all of our projects in 2009 compared to 2008. For example, in 2009 we settled 27 units at our Eclipse project at an average revenue per settlement of $443,000. In 2008 there were also 27 settlements at the Eclipse but at an average revenue per settlement of $486,000.

Homebuilding revenues decreased by $22.7 million, or 51.5%, to $21.4 million for the year ended December 31, 2009 as compared to $44.1 million for the year ended December 31, 2008. This reduction in revenue from homebuilding is primarily attributable to a lower volume of units settled in 2009 versus 2008. As a result of our exit from the Atlanta, GA market, we settled 22 units in the Atlanta division in 2008 versus zero settlements in 2009. As we wind down our operation in Raleigh, N.C., the volume decreased from 63 settlements in 2008 to 8 settlements in 2009. In our Washington, D.C. market, we settled 62 units in 2008 versus 66 units in 2009.

Revenue – other

Other revenue for the year ended December 31, 2009 increased by $1.1 million, or 42.3% to $3.7 million, as compared to $2.6 million for the year ended December 31, 2008. Other revenue includes $2.7 million and $2.5 million of revenue generated by our rental communities during the twelve months ended December 31, 2009 and the twelve months ended December 31, 2008, respectively. Other revenue for the twelve months ended December 30, 2009 also includes $721,000 from the July 2009 sale of 33 single-family lots at our Providence project in Raleigh, N.C. We consider revenue to be from homebuilding when there is a structure built or being built on the lot when delivered. Sales of lots occur, and are included in other revenues, when we sell raw land or finished home sites in advance of any home construction.

Cost of sales – homebuilding

Cost of sales homebuilding for the year ended December 31, 2009 decreased $19.6 million, or 50.0%, to $19.6 million, or 91.6% of homebuilding revenue, as compared to $39.2 million, or 88.9% of revenue, for the year ended December 31, 2008. The increase in cost of sales as a percentage of homebuilding revenue for the year ended December 31, 2009 is the result of lower average revenue per settlement and increased sales concessions such as the payment of certain buyer closing costs at settlement that do not affect the revenue per sale but do increase the cost of a settled home.

Cost of sales – other

Cost of sales – other is principally comprised of operating expenses incurred in generating rental revenue at our rental communities but for the twelve months ended December 31, 2009 it also included $708,000 from the July 30, 2009 sale of 33 single-family lots at our Providence project in Raleigh, N.C.

Impairments and write-offs

Real estate held for development and sale includes land, land development costs, interest and other construction costs. Land held for development is stated at cost, or when circumstances or events indicate that the land is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or market less selling costs. Land, land development and indirect land development costs are accumulated by specific project and allocated to various lots or housing units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of prepaid local government fees and capitalized interest and real estate taxes. Selling costs are expensed as incurred.

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

During the third quarter of 2009, the Company executed a foreclosure agreement with Wachovia Bank that will result in cancellation of indebtedness (see Note 8) in exchange for the Company’s agreement to cooperate in the bank’s foreclosure process on assets that secure the debt. Wachovia Bank had not foreclosed on the real estate assets as of December 31, 2009. The following summary of the carrying value of real estate held for development and sale reflects the Wachovia assets scheduled for foreclosure, net of the Wachovia projects that were deconsolidated due to loss of financial control in the fourth quarter of 2009 (See Note 20).

	Number of projects	December 31, 2009 $000s
Real estate held for development and sale	16	$70,890
Real estate projects awaiting foreclosure related to the Wachovia foreclosure agreement:	(11)	(15,407)

Real estate held for development and sale, net of assets awaiting foreclosure	5	$55,483

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company during 2009 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. The Company evaluates its projects on a quarterly basis to determine if recorded carrying amounts are recoverable. For the three months ended December 31, 2009, the Company evaluated all 16 of its projects for impairment and the evaluation resulted in no impairment charges. Impairment charges of $3.4 million were recorded for the three months ended December 31, 2008. As a result of this analysis, the Company believes that book value approximates fair value for all of its projects except for one project where the fair value exceeds the carrying value of $34.5 million.

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

If the project meets the GAAP accounting criteria of held for sale, the project is valued at the lower of cost or fair value less estimated selling costs. At December 31, 2009, the Company had one project with a carrying value of $34.5 million that met these criteria.

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

If market conditions continue to deteriorate, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded. The following table summarizes impairment charges and write-offs for the twelve months ended by metropolitan area ($000):

	Twelve Months Ended December 31,
	2009	2008	2007

Washington DC Metropolitan Area	$15,351	$6,141	$35,005
Raleigh, North Carolina	1,218	499	10,190
Atlanta, Georgia	6,369	11,382	33,069

	$22,938	$18,022	$78,264

As of December 31, 2009, the Company has only an immaterial amount of real estate in Atlanta, GA. The remaining real estate in Raleigh, N.C. is scheduled for foreclosure by Wachovia Bank in 2010.

Selling, general and administrative expenses

Selling, general and administrative costs for the year ended December 31, 2009 decreased $7.0 million, or 46.4%, to $8.1 million, as compared to $15.1 million for the year ended December 31, 2008. The reduction is attributable to decreased salary, bonus and other personnel related expenses in conjunction with a continuing effort to make strategic reductions in personnel and related costs. We had 31 employees at December 31, 2009 versus 67 at December 31, 2008. Cost reduction initiatives have also resulted in decreases in office rent, legal, accounting and consulting expenses.

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

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the twelve months ended December 31, 2009, all of the Company’s projects were determined to be inactive for accounting purposes. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the statement of operations related to the inactivation of certain real estate projects held for development and sale ($000s):

	Years ended December 31,
	2009	2008	2007
Total interest incurred and expensed for inactive projects	$2,626	$3,993	$—
Total real estate taxes incurred and expensed for inactive projects	845	1,022	—
Total production overhead incurred and expensed for inactive projects	667	670	—

	$4,138	$5,685	—

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

The average gross new order revenue per unit for the year ended December 31, 2008 increased by $46,000 to $285,000 as compared to $239,000 for the year ended December 31, 2007. The increase in average sales price per new order is attributable to an increase in average new order revenue at our Eclipse project in 2008. Despite receiving 44 fewer gross new orders at the Eclipse in 2008 versus 2007, the average gross new order price increased to $488,000 in 2008 from $416,000 in 2007. An additional cause of the increase in 2008 was that average gross new order was depressed by the effect of the discounted bulk sales of condominium conversion units at Bellemeade. Our backlog at December 31, 2008 decreased $19.7 million, in 2007 or 86.4%, to $3.1 million on 11 homes as compared to our backlog at December 31, 2007 of $22.8 million on 70 homes. The decrease in backlog is consistent with real estate industry slowdown, the global credit crisis and national economic recession currently taking place.

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

Homebuilding revenues decreased by $188.7 million, or 81.1%, to $44.1 million for the year ended December 31, 2008 as compared to $232.8 million for the year ended December 31, 2007. The decrease in homebuilding revenue is primarily attributable to weaker market conditions, reduced availability or mortgage financing in the second half of the year and reduced pricing of our homes in an effort to sell speculative inventory.

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

Cost of sales and cost of sales other

Cost of sales for the year ended December 31, 2008 decreased $171.9 million, or 81.4%, to $39.2 million, or 88.9% of homebuilding revenue, as compared to $211.1 million, or 90.7% of revenue, for the year ended December 31, 2007. The 1.8 point decrease in cost of sales as a percentage of homebuilding revenue for the year ended December 31, 2008 is attributable primarily to prior period impairment charges and reclassification of direct costs for inactive projects. Impairment charges result in increased margins because they reduce inventory costs remaining to be released and charged to cost of sales when future units are settled. Projects are classified as inactive when they are either substantially complete or construction activities have been indefinitely suspended. When a project becomes inactive for accounting purposes, interest, real estate tax and overhead costs are no longer capitalized into inventory but are expensed in the period incurred. This in turn increases future margin in the same way as impairments.

Cost of sales other for the year ended December 31, 2008 was $1.3 million, as compared to $34.8 million for the year ended December 31, 2007. Cost of sales other for the year ended December 2008 and 2007 includes expenses associated with lot and bulk project sales made to third parties, rental community operations and expenses associated with the management of the Company’s Settlement Title Services division. The reduction in cost of sales other is the result of lower land sale revenue in 2008 as compared to 2007.

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

Selling, general and administrative expenses

Selling, general and administrative costs for the year ended December 31, 2008 decreased $19.1 million, or 55.8%, to $15.1 million, as compared to $34.2 million for the year ended December 31, 2007. Selling, general and administrative expenses represented 32.3% of total revenue for the year ended December 31, 2008, as compared to 12.8% for the year ended December 31, 2007.

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

Liquidity and Capital Resources

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes and rent, insurance amenities. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings, cash flow from operations, which includes the sale and delivery of constructed homes and finished and raw building lots, and the sale of equity and debt securities.

In production home building, it is common for builders such as ourselves to employ revolving credit facilities under which the maximum funding available under the facility exceeds the maximum outstanding balance allowed at any given time. This revolving debt will typically provide for funding of an amount up to a pre- determined percentage of the cost of each asset funded. The balance of the funding for that asset is provided by us as equity. The efficiency of revolving debt in production home building allows us to operate with less overall debt capital availability than would be required if we built each project with long-term amortizing debt.

In an effort to stabilize the Company, management has spent much of 2009 focused on negotiating with lenders to eliminate and restructure debt which has temporarily limited our ability to pursue new business opportunities. Early in 2009, management formulated a Strategic Realignment Plan (the “Plan”) which identified real estate projects to be retained by the Company. The Company then worked to restructure the debt related to those core projects. The restructuring was completed in 2009 and has resulted in improved operating cash flow as the lenders have agreed to provide the Company with increased cash from proceeds as units are settled. This improved cash flow from settlements is contingent upon the Company settling a minimum of 10 units per quarter at Penderbrook and 9 units per quarter at Eclipse, on a cumulative basis. If the Company fails to maintain the minimum settlement requirements, while that would not be deemed an event of loan default, it would give the lenders the right to apply substantially all of the unit settlement proceeds to principal reduction. At December 31, 2009, the Company was in compliance with the minimum settlement requirements.

The Plan also identified real estate projects which it deemed to be non-essential to future growth. The strategic approach to debt secured by non-essential real estate projects was to pursue foreclosure agreements with the related lenders with the goal of transferring the real estate to the lender in return for a release from the related debt obligation. As detailed herein, the Company has made significant progress in that regard. As of December 31, 2009 the Company had successfully negotiated settlements with all of its secured lenders regarding the loans guaranteed by the Company and had reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $51.7 million ($67.6 million of total debt less $15.9 million of Wachovia debt for which extinguishment will occur once real estate assets are foreclosed in 2010) at December 31, 2009. In most cases the Company has been released from the obligations under the loan in return for its agreement to cooperate in the bank’s foreclosure on the real estate assets securing the loan. In a limited number of cases, the Company provided the lenders with non-interest bearing deficiency notes with three year maturities in an amount equal to a fraction of the original debt. The balance of the deficiency notes at December 31, 2009 was $1.1 million. Due to the time required to complete the requisite foreclosures on certain real estate assets, the foreclosure actions were not all complete at December 31, 2009 and will occur in future periods.

Following is a summary of liquidity events that have already occurred or are anticipated in 2010:

•	As a result of the restructuring effort, the only debt service required in 2010 will be covered by, assuming we are able to maintain sales quotas, settlements of units or land parcels.

•	Due to a tax law change resulting from the passage of the Unemployment Insurance Extension Act of 2009, the Company received a tax refund of $861,000 in February 2010.

•

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552,000 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On February 23, 2010, the Company’s subsidiary received a judgment against Balfour in an amount of $11.7 million plus attorney’s fees to be determined at a later date. On March 3, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment under the Company’s loan agreement with KeyBank.

Based on the debt restructuring effort completed to date, we are anticipating that the combination of additional cash from settlement proceeds, the cash generated by our rental operations, the cash generated by sales of land parcels and the cash received from the tax refund will be sufficient to sustain our operations through 2010. However, this outcome is primarily dependent upon our ability to meet the minimum settlement requirements specified by our lenders. If we are unable to meet these quotas, substantially all of the proceeds from any settlements will be retained by the lenders. We were in compliance with these settlement requirements at March 31, 2010. At December 31, 2009, we had $1.1 million in unrestricted cash and $3.2 million in restricted cash. Included in our restricted cash balance, to which we have no access currently, is a $3.0 million deposit with an insurance provider as security for future claims. Our access to external working capital is very limited and we have few other sources of cash as commercial banks and other unregulated lenders have experienced a liquidity crisis which has made funding for real estate investment extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, including any future construction and land development efforts.

If we are unable to maintain compliance with the cumulative minimum settlement requirements for an extended period of time, it would be necessary to seek waivers or additional loan modifications from the project lenders. If we were unable to secure such waivers or modifications, this would substantially reduce the amount of cash generated through unit settlements and make it necessary for us to attempt to generate alternative sources of revenue to meet our operating cashflow requirements. To do so, we may have to seek to leverage the judgment award which we obtained against Balfour Beatty, sell our remaining parcels of land, seek to raise additional capital or seek to obtain additional financing to meet our operating cashflow requirements. If, in the absence of cashflow being generated from unit settlements, we were unable to generate additional capital through any of these alternative sources, we could deplete our cash reserves and be forced to seek protections afforded under the bankruptcy code. There can be no assurance that in the event we were forced to seek bankruptcy protection that we would be able to reorganize, and in such event we could be forced to liquidate our assets.

Credit Facilities

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property.

As of December 31, 2009, maturities and/or curtailment obligations of all of our borrowings are as follows ($000s):

Year ending December 31,
Debt to be extinguished when foreclosure process is complete (1)	$15,895
Past due(2)	263
2010	15,223
2011	18,577
2012	1,101
2013	12,743
2014 and thereafter	3,817

Total	$67,619

(1)    Debt related to Wachovia foreclosure agreement executed during the third quarter of 2009. This debt will be extinguished after the bank forecloses on the real estate assets that secure the debt, which is pending but had not occurred at December 31, 2009. There will be no further cash outlay on this debt by the Company.

(2)    Lender is BB&T.

The majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At December 31, 2009, the one-month LIBOR and prime rates of interest were 0.23% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.50% to 15.19%. During 2009 these rates have been relatively stable. Based on current operations, as of December 31, 2009, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.5 million in a fiscal year. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

In the past the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described below in more detail, the Company made significant progress during 2009 in its efforts to restructure or amend its loan facilities to improve its liquidity outlook for 2010.

As described in more detail below, at December 31, 2009 our outstanding debt by lender was as follows ($000s):

Bank	Balance as of 12/31/09	Recourse
KeyBank	$22,269	Secured
Wachovia (1)	15,895	Secured
Wachovia	205	Unsecured
Guggenheim Capital Partners	10,492	Secured
M&T Bank - Cascades	1,016	Secured
M&T Bank	495	Secured
Cornerstone (Haven Trust)	400	Unsecured
Bank of America	3,716	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller - Emerald Farm	100	Secured

	54,876
Due to affiliates - Stonehenge Funding	12,743	Unsecured

Total	$67,619

(1)    Debt related to Wachovia foreclosure agreement executed during the third quarter of 2009. This debt will be extinguished after the banks foreclose on the real estate assets that secure the debt, which had not occurred at December 31, 2009. There will be no further cash outlay on this debt by the Company.

At December 31, 2009 the Company had $22.3 million outstanding to KeyBank under a credit facility secured by the Company’s Eclipse and Station View projects. Under the terms of the note there is an interest reserve which represents the amount by which we can avoid cash payments of future monthly interest obligations by adding them to the principal balance. At December 31, 2009 the available balance in the interest reserve was approximately $1.6 million. While there are no financial covenants associated with the loan, there are a series of curtailment requirements commencing March 31, 2009. On October 30, 2009 the Company executed a loan modification with KeyBank with respect to $22.8 million of principal outstanding under the Company’s secured Potomac Yard and

Station View project loan (the “Loan”). The key terms of the loan modification adjust the interest rate to the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. In exchange, KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with accelerated releases equal to fifteen percent of the net sales price. However, these accelerated releases are subject to meeting a cumulative minimum sales requirement of nine (9) units per quarter (the “Modification Covenants”). Failure to meet the Modification Covenants will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain the entire net sales price of sold units. The Modification also adjusted the release provisions for the Station View project allowing for additional monies from the net sales price of the bulk sale of the Station View project, under contract on a contingent basis, to be made available to the Company for the repayment of certain indebtedness. The Modification also provided that any unsecured deficiency notes issued by the Company in satisfaction of foreclosure deficiencies from other lenders are fully subordinate to the Loan.

On August 17, 2009 the Company entered into a foreclosure agreement (“Agreement”) with Wachovia Bank with respect to approximately $17.8 million of secured debt, accrued interest and fees. Under the terms of the Agreement, the Company has agreed to cooperate with Wachovia with respect to its foreclosure on certain of the Company’s real estate assets. In return, Wachovia agreed to release the Company from their obligations and guarantees relating to the $17.8 million of indebtedness contemporaneous with the execution by the Company of a non-interest bearing, unsecured deficiency note payable to Wachovia in the amount of approximately $1.8 million. The deficiency note was reduced by the principal payments related to certain homes sold by the Company prior to September 30, 2009. As of December 31, 2009 the deficiency note balance was $205 and the debt from which the Company will be released upon foreclosure of the assets was $15.9 million. The related assets are stated at the lower of cost or fair value.

The assets scheduled for foreclosure by Wachovia include: Massey Preserve, raw land located in Raleigh, North Carolina; Haddon Hall, finished pads for a condominium project in Raleigh, North Carolina; Holland Farm, a single-family project in Raleigh, North Carolina; Wakefield Plantation, a single-family project in Raleigh, North Carolina; Riverbrooke, a single-family project in Raleigh, North Carolina; Wheatleigh Preserve, a single-family project in Raleigh, North Carolina; Brookfield Station, a single-family project in Raleigh, North Carolina; Providence, a single-family project in Raleigh, North Carolina; Allyn’s Landing, a townhome development project in Raleigh, North Carolina; Allen Creek, a single-family project in Atlanta, Georgia; Arcanum Estates, a single-family project in Atlanta, Georgia; Falling Water, a single-family project in Atlanta, Georgia; James Road, a single-family development project in Atlanta, Georgia; Tribble Lakes, a development project in Atlanta, Georgia; and Summerland, finished pads for a condominium project in Woodbridge, Virginia. None of these assets had been foreclosed upon at December 31, 2009. Due to the large volume of assets upon which Wachovia will foreclose, it is likely that the foreclosure process will extend well into 2010.

At December 31, 2009 the Company had approximately $10.5 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company subsequently entered into a loan modification and forbearance agreement whereby Guggenheim agreed to forgo any remedies it may have had with respect to the alleged default. On September 16, 2009 the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forebear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements of three (3) units per month and ten (10) units per quarter. However, if the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. The Company has met the minimum sales requirement as of December 31, 2009 and based on the pace of Q1 2010 sales, settlements and backlog believes it will meet the minimum sales requirement as of March 31, 2010.

As of December 31, 2009, $12.7 million was outstanding to JP Morgan Ventures (“JPMV”), which includes its principal amount of $9.0 million plus the total estimated future interest payments of $3.7 million. On May 4, 2006 the Company closed on a $30.0 million junior subordinated note offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the junior subordinated note without penalty and entered into a new 10-year, $30.0 million senior unsecured note with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by JPMV. On March 14, 2008, the Company executed an option to restructure the $30.0 million unsecured note. In connection therewith, the Company made a $6.0 million principal payment to JPMV and executed an amended and restated indenture with a new principal balance of $9.0 million, loosened financial covenants (summarized below) and a revised term of 5 years. The Company also issued JPMV a seven-year warrant to purchase 1.5 million shares of Class A common stock at $0.70 per share. In exchange JPMV agreed to cancel $15.0 million of the outstanding principal balance. This transaction was accounted for as a troubled debt restructuring and the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount of $9.0 million plus the total estimated future interest payments of $4.4 million. At March 31, 2009 the Company elected not to make a scheduled interest payment in the amount of $0.2 million. On April 27, 2009, the Company received a notice of payment default from the lender. The notice of payment default indicated that the failure of the Company to make its quarterly interest payment within 30 days of March 30, 2009 would constitute an Event of Default under the Indenture. The Company has not cured the default. The Company did not make scheduled interest payments at June 30, 2009, September 30, 2009 or December 31, 2009.

On December 23, 2009, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, completed the purchase of the senior unsecured note from JPMV in the current outstanding amount of approximately $9.0 million, plus accrued and unpaid interest. The purchase of the JPMV note also resulted in the transfer to Stonehenge of the warrant previously issued to JPMV for the purchase of 1.5 million shares of the Company’s Class A Common Stock. In connection with Stonehenge’s purchase of the JP Morgan debt from JPMV, Stonehenge and the Company entered into two separate subordination and standstill agreements for the benefit of the Company and its secured lenders, KeyBank and Guggenheim. The subordination agreements allow for Stonehenge and the Company to negotiate permanent modifications to the terms of the JP Morgan Debt and provide KeyBank and Guggenheim with assurances that the Company will not make any cash interest or principal payments to Stonehenge prior to the full repayment of loans to them in connection with the Company’s Eclipse and Penderbrook projects. See a related subsequent event disclosure at Note 18.

At December 31, 2009 the Company had $1.0 million outstanding to M&T Bank. On September 28, 2009 the Company entered into a series of agreements with M&T with respect to the $7.6 million of outstanding debt plus accrued interest and late fees. As a result of the agreements, the Belmont Bay loan, with a principal balance of $6.1 million plus $0.5 million of accrued interest and fees, was released in its entirety and the Cascades Loan, with a principal balance of $1.0 million, was be extended through January 31, 2011. Under the terms of the agreements, M&T Bank agreed to release the Company from its obligations and guarantees relating to the Belmont Loan and the Company agreed to cooperate with M&T Bank with respect to its foreclosure on the remaining portion of the Belmont Bay Project which includes 19 partially completed condominium units and 84 condominium building lots. M&T Bank’s foreclosure on these assets was completed in December 2009. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont Loan in the amount of $0.5 million with a three-year maturity secured by the Cascades Project. Under the terms of the agreements, M&T Bank agreed to extend the maturity date of the Cascades Loan by forbearing on enforcing its rights with respect to collection of the debt until January 31, 2011. The Company also agreed to commence current payment of interest due M&T Bank related to the current principal balance of the Cascades Loan. The Cascades Project contains a total of 191 condominium units with the first phase of the Cascades Project (88 units) being completed by the Company in 2007. See Note 17 for details related to troubled debt restructuring and the M&T foreclosure agreement.

At December 31, 2009 the Company had $0.4 million outstanding to Cornerstone Bank (“Cornerstone”) relating to the Company’s Gates at Luberon project. The original $5.1 million in loans matured in November 2007. Haven Trust Bank, the originating lender, and its participating lenders were unwilling to grant an extension on terms the Company felt were reasonable so the loans remained unpaid and unmodified. Haven Trust Bank initiated foreclosure proceedings and the Company protected the equity in the project by seeking bankruptcy protection for the entity that owned Gates at Luberon. The Company elected not to submit a plan of reorganization to the court by September 30, 2008 which resulted in Haven Trust filing a motion to lift the court imposed stay of foreclosure. In December 2008 Haven Trust Bank was closed by the FDIC and its loan portfolio was taken over by the FDIC. Litigation with respect to Haven Trust’s guarantee action against Comstock was stayed with the court while the FDIC determines its intended course of action. Cornerstone, one of the banks to which Haven Trust participated the loan assumed control of the loan and reinstated the guarantee and foreclosure actions. Cornerstone’s foreclosure on the Gates of Luberon project real estate was completed by September 30, 2009. On September 21, 2009 the Company entered into a settlement agreement and mutual release with Cornerstone relating to the aforementioned litigation. In connection with the settlement, Cornerstone released the Company, and its subsidiary Mathis Partners, LLC, from their respective obligations and guarantees relating to $5.1 million of debt owed by the Company to Cornerstone in exchange for a non-interest bearing unsecured subordinate note in the amount of $0.4 million with a three year term. The parties dismissed all pending litigation against each other. See Note 17 for details related to troubled debt restructuring and the Cornerstone settlement and mutual release.

At December 31, 2009, the Company had $3.8 million outstanding to Bank of America in a 10-year unsecured note. Bank of America and Comstock modified the terms of the Company’s existing unsecured note by extending the term to ten (10) years, establishing an interest accrual for the first two years and a six year curtailment schedule starting in year four of the loan’s term. See the subsequent event disclosure related to Bank of America below.

Cash Flow

Net cash provided by operating activities was $11.9 million for the year ended December 31, 2009, $12.9 million for the year ended December 31, 2008 and $116.5 million for the year ended December 31, 2007. In 2009 and 2007, the primary source of cash provided by operating activities was the sale of real estate assets. In 2008, our primary source of cash from operating activities was $13.0 million in federal and state income tax refunds.

Net cash used in financing activities was $16.8 million for the year ended December 31, 2009, $13.7 million for the year ended December 31, 2008 and $130.8 million for the year ended December 31, 2007. Repayments of indebtedness were the primary use of cash from financing activities in all three years. For the year ended December 31, 2008, a primary source of cash was the refinance of our Eclipse at Potomac Yard project and the primary use was the payoff of our Corus Bank loan and a $6.0 million principal payment to JP Morgan Ventures.

Subsequent Events

On February 15, 2010 the Company entered into a Modification Agreement to modify the terms of the Company’s senior unsecured note with Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company. On December 23, 2009 Stonehenge acquired the senior unsecured note from JP Morgan Ventures (“JPMV”) which had a $9,000,000 principal balance as described in the Amended and Restated Indenture between the Company and JPMV dated March 14, 2008 (the “JP Morgan Debt”). The purchase of the JP Morgan Debt also resulted in the transfer to Stonehenge of a warrant previously issued to JPMV for the purchase of 1,500,000 shares of the Company’s Class A Common Stock with a strike price of $0.70 per share (“JP Morgan Warrant”). Gregory Benson, the Company’s Chief Operating Officer and a member of the Company’s Board of Directors, subsequently purchased a participation interest in the JP Morgan Debt and the JP Morgan Warrant from the Subordinate Lender.

Under the terms of the Modification Agreement, Stonehenge has agreed to forgive $4,500,000 of the principal balance due from the Company under the JP Morgan Debt; reducing the principal balance by 50% to $4,500,000. Stonehenge also agreed to forgive an additional amount due from the Company of approximately $875,000 representing all past due interest, late fees and penalties accruing through December 31, 2009 (“Interest and Loan Fees”) under the JP Morgan Debt. Stonehenge further agreed to reduce the interest rate, effective January 1, 2010, by fifty percent (50%) to 300 basis points above the one year LIBOR on a floating basis. In addition, to ensure the Company’s ability to comply with certain restrictions placed upon the Company by KeyBank and Guggenheim Corporate Funding (collectively “Secured Lenders”) in connection with previously announced loan modifications enhancing cashflow to the Company, Stonehenge agreed to allow all future interest payments due from the Company under the JP Morgan Debt to accrue until at least 90 days after the Secured Lenders have been fully repaid. In connection therewith, Stonehenge may, on a quarterly basis, elect to accept stock of the Company (or warrants for the purchase thereof) with a cumulative value equal to the value of the scheduled interest payment in lieu of accruing a future quarterly interest payment.

Further, the Modification Agreement provides for the elimination or forbearance upon the enforcement of all financial covenants contained in the JP Morgan Debt and all previously reported covenant violations by the Company. The maturity date of the JP Morgan Debt remains unchanged at March 14, 2013, provided however, the Modification Agreement provides the Company with two optional extension periods of six months each to further assist the Company with its compliance with the restrictions of the Secured Lenders.

On February 25, 2010 the Company entered into a Seventh Loan Modification Agreement with Bank of America (“BOA”) regarding the modification of the terms of one certain unsecured loan with an approximate principal balance of $3,700,000 (“Line of Credit”). In connection therewith the Company agreed to pay an extension fee of $100,000 and BOA agreed to delay for one year, until January 2011, the commencement of repayments of all previously unpaid interest accruing since the date of the Company’s previously reported modification of the Line of Credit in November 2008. The maturity date remains unchanged at December 28, 2018.

On March 17, 2010 the Company completed the sale of land at its Station View project located in Loudoun County, Virginia for $2.8 million.

Contractual Obligations and Commercial Commitments

In addition to the above financing arrangements, we have commitments under certain contractual arrangements to make future payments for goods and services. These commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to such firm commitments are not reflected as assets or liabilities on the consolidated balance sheet. The following table summarizes our contractual and other obligations at December 31, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Notes payable(1), (2)	$51,726	$15,488	$32,421	$3,816	$—
Operating leases	698	224	474	—	—

Total	$52,424	$15,712	$32,895	$3,816	$—

(1)	Notes payable includes estimated interest payments based on interest rates in effect at December 31, 2009. Notes payable does not include any penalty or default interest.

(2)	Notes payable excludes $15,895 of Wachovia debt which will be extinguished upon foreclosure of related real estate assets in 2010.

Notes payable have an undefined repayment due date and are typically due and payable as homes are settled. We are not an obligor under, or guarantor of, any indebtedness of any party other than for obligations entered into by certain wholly owned subsidiaries of the Company. We have no off-balance sheet arrangements except for the operating leases described above.

Seasonality and Weather

Our business is affected by seasonality with respect to orders and deliveries. In the market in which we operate, the primary selling season is from January through May as well as September and October. Orders in other months typically are lower. In addition, the markets in which we operate are four-season markets that experience significant periods of rain and snow. Construction cycles and efforts are often adversely affected by severe weather.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. A majority of our debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, as of December 31, 2009, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $0.5 million in a fiscal year, which would be expensed as incurred if the project is inactive. As a result, the effect on net income could be immediate if the variable rate debt was related to projects classified for accounting purposes as inactive. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price option contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures as of December 31, 2009 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2009, our internal control over financial reporting is effective.

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

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) Financial Statements

(1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2) Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Stock Certificate

10.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.

10.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.

10.3(1)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.

10.4(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia.

10.5(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia.

10.6(2)	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.

10.7(2)	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.

10.8(2)	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.

10.9(1)	Form of Indemnification Agreement

10.10(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.11(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.12(1)	2004 Long-Term Incentive Compensation Plan

10.13(1)	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan

10.14(2)	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan

10.15(1)	Employee Stock Purchase Plan

10.16(1)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC

10.17(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.

10.18(2)	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC

10.19(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.

10.20(1)	Employment Agreement with Christopher Clemente

10.21(1)	Employment Agreement with Gregory Benson

Exhibit Number	Exhibit

10.22(1)	Employment Agreement with Bruce Labovitz

10.23(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente

10.24(1)	Confidentiality and Non-Competition Agreement with Gregory Benson

10.25(1)	Confidentiality and Non-Competition Agreement with Bruce Labovitz

10.26(2)	Description of Arrangements with William Bensten

10.27(2)	Description of Arrangements with David Howell

10.28(1)	Trademark License Agreement

10.29(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.

10.30(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.31(3)	Agreement of Purchase and Sale, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bellemeade Farms Investors, LLC et. al.

10.32(3)	Loan Agreement, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bank of America, N.A.

10.33(3)	Guaranty Agreement, dated September 28, 2005, by the Registrant in favor of Bank of America, N.A.

10.34(4)	Life Insurance Reimbursement Agreement with William P. Bensten

10.35(4)	Life Insurance Reimbursement Agreement with Bruce Labovitz

10.36(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson

10.37(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.38(5)	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006

10.39(5)	Loan Agreement, dated January 31, 2006, by and between Comstock Carter Lake, L.C. and Bank of America, N.A.

10.40(5)	Guaranty Agreement, dated January 31, 2006, by the Registrant in favor of Bank of America, N.A.

10.41(6)	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein

10.42(6)	Form of warrant.

10.43(7)	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006

10.44(7)	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006

10.45(7)	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006

Exhibit Number	Exhibit

10.46(7)	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006

10.47(8)	Letter, dated October 18, 2007, from Friedlander, Misler, Sloan, Kletzkin & Ochsman, PLLC to the Registrant and Comstock Bellemeade, L.C.

10.48(8)	Purchase and Sale Agreement by and between Comstock Countryside L.C. and Merion-Loudon, LC, dated as of December 21, 2006

10.49(8)	Marketing and Sale Agreement by and between Comstock Countryside LC and Merion-Loudon, L.C., dated as of December 21, 2006

10.50(8)	Consulting Agreement with The Merion Group, LC, dated as of December 21, 2006

10.51(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Highland Avenue Properties, LLC and Bank of America, N.A.

10.52(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.53(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Homes of Atlanta, LLC, Comstock Homes of Myrtle Beach, LLC and Bank of America, N.A.

10.54(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.55(8)	First Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Bellemeade, L.C., Bank of America, N.A. and Lenka E. Lundsten

10.56(8)	Second Loan Modification Agreement, dated as of December 22, 2006, by and between the Registrant and Bank of America, N.A.

10.57(9)	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC.

10.58(9)	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC.

10.59(9)	Supplement to Indenture, dated as of January 7, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.60(9)	Amended and Restated Indenture, dated as of March 14, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.61(9)	Loan Agreement, dated as of March 14, 2008, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., and KeyBank National Association.

10.62(9)	Unconditional Guaranty of Payment and Performance, dated as of March 2008, by the Registrant in favor of KeyBank National Association.

10.63(10)	Forbearance and Conditional Release Agreement, dated as of November 25, 2008, by and among Highland Avenue Properties, LLC, Comstock Homes of Atlanta, LLC, the Registrant and Bank of American, N.A.

10.64(10)	Sixth Loan Modification Agreement, dated as of November 26, 2008, by and among the Registrant and Bank of America, N.A.

Exhibit Number	Exhibit

10.65(10)	Amended and Restated Promissory Note (Tribble Road Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.66(10)	Loan Modification and Forbearance Agreement, dated as of December 10, 2008, by and among the Registrant, various wholly owned subsidiaries as guarantors and Wachovia Bank, National Association.

10.67(10)	Amended and Restated Promissory Note (Revolving Line of Credit), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.68(10)	Amended and Restated Promissory Note (Term Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.69(11)	Settlement Agreement, dated July 8, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Belmont Bay, L.C., et.al.

10.70(11)	Consensual Foreclosure and Settlement Agreement, dated August 17, 2009, by and among the Registrant, et.al. and Wachovia Bank, National Association

10.71(11)	Third Amendment of Loan Agreement, dated September 16, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC

10.72(11)	Settlement Agreement and Mutual Release, dated September 21, 2009, by and among Registrant, Mathis Partners, LLC and Cornerstone Bank

10.73(11)	Forbearance Agreement, dated September 28, 2009, by and among Comstock Cascades, L.C., the Registrant and Manufacturers and Traders Trust Company

10.74(11)	Forbearance and Conditional Release Agreement, dated September 28, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Manufacturers and Traders Trust Company

10.75(11)	First Amendment to Loan Agreement, dated October 30, 2009, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., the Registrant and Key Bank National Association

10.76(11)	Forbearance and Conditional Release Agreement, dated November 10, 2009, by and among Comstock Homes of Raleigh, L.L.C., the Registrant and Fifth Third Bank, N.A.

10.77*	Forbearance Agreement and Second Amendment to Loan Agreement, dated January 27, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC

10.78*	Fourth Amendment to Sublease Agreement and Services Agreement, dated February 26, 2009, with Comstock Asset Management

10.79*	Mutual Release and Settlement Agreement, dated June 8, 2009, by and between Comstock Homes of Raleigh, LLC, Providence Development of Raleigh, LLC and Manning Fulton & Skinner

10.80*	Subordinated Deficiency Note, dated as of September 21, 2009, by the Registrant in favor of Cornerstone Bank., successor-in-interest to Haventrust Bank.

10.81*	Amended and Restated Subordinated Deficiency Note, dated as of November 5, 2009, by the Registrant in favor of Wachovia Bank, National Association.

10.82*	Bankruptcy filing for Buckhead Overlook, LLC, filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.83*	Bankruptcy filing for Post Preserve, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

Exhibit Number	Exhibit

10.84*	Bankruptcy filing for Parker Chandler Homes, LLC f/k/a Comstock Homes of Atlanta, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.85*	Lease Agreement, dated on or about December 31, 2009, with Comstock Asset Management, L.C. by Comstock Property Management, L.C., a subsidiary of Registrant

10.86*	License Agreement, effective January 1, 2010, with I-Connect

10.87*	Letter of Intent, effective February 12, 2010, by and between Registrant and Stonehenge Funding, L.C. and Subordination and Standstill Agreements between Registrant and Guggenheim Corporate Funding, LLC and between Registrant and Key Bank, National Association

10.88*	Seventh Loan Modification Agreement, dated as of February 25, 2010, by and among the Registrant and Bank of America, N.A.

10.89*	Memorandum Opinion, filed February 23, 2010, by the US District Court in favor of Comstock Potomac Yard, L.C., a subsidiary of Registrant, against Balfour Beatty Construction, LLC

10.90*	Purchase Agreement, dated October 30, 2009, by and between Comstock Station View, L.C. and M/I Homes of DC, LLC

14.1(2)	Code of Ethics

21.1*	List of subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

(2)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.

(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.

(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.

(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.

(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2005.

(7)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

(8)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007.

(9)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008.

(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.

(11)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Comstock Homebuilding Companies, Inc.:

In our opinion, the consolidated financial statements listed on page F-1 present fairly, in all material respects, the financial position of Comstock Homebuilding Companies, Inc. and subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

McLean, Virginia

March 31, 2010

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,085	$5,977
Restricted cash	3,249	3,859
Real estate held for development and sale	70,890	129,542
Inventory not owned - variable interest entities	—	19,250
Property, plant and equipment, net	144	829
Other assets	1,963	1,402

TOTAL ASSETS	$77,331	$160,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$5,579	$8,232
Obligations related to inventory not owned	—	19,050
Notes payable - secured by real estate	50,530	84,563
Notes payable - due to affiliates, unsecured	12,743	—
Notes payable - unsecured	4,346	18,266

TOTAL LIABILITIES	73,198	130,111

Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 15,608,438 and 15,608,438 issued and outstanding, respectively	156	156
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	157,418	157,058
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(151,029)	(124,277)

TOTAL COMSTOCK HOMEBUILDING COMPANIES, INC SHAREHOLDERS’ EQUITY	4,133	30,525
Noncontrolling interest	—	223
TOTAL EQUITY	4,133	30,748

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,331	$160,859

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2009	2008	2007
Revenues
Revenue - homebuilding	$21,401	$44,097	$232,805
Revenue - other	3,665	2,565	33,354

Total revenue	25,066	46,662	266,159
Expenses
Cost of sales - homebuilding	19,635	39,246	211,068
Cost of sales - other	2,094	1,340	34,330
Impairments and write-offs	22,938	18,022	78,264
Selling, general and administrative	8,073	15,088	34,582
Interest, real estate taxes and indirect costs related to inactive projects	4,138	5,685	—

Operating loss	(31,812)	(32,719)	(92,085)
Gain on troubled debt restructuring	(3,403)	(12,851)	—
Gain on deconsolidation of subsidiaries	(1,965)	—	—
Other loss (income), net	1,237	(2,850)	(1,886)

Total pre tax loss	(27,681)	(17,018)	(90,199)
Income taxes (benefit) expense	(929)	48	(2,552)

Net loss	(26,752)	(17,066)	(87,647)
Net loss attributable to noncontrolling interest	—	(8)	(137)

Net loss attributable to Comstock Homebuilding Companies, Inc.	$(26,752)	$(17,058)	$(87,510)

Basic loss per share	$(1.51)	$(0.98)	$(5.42)
Basic weighted average shares outstanding	17,670	17,462	16,140

Diluted loss per share	$(1.51)	$(0.98)	$(5.42)
Diluted weighted average shares outstanding	17,670	17,462	16,140

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Noncontrolling interest	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	14,129	141	2,733	27	147,528	(2,439)	371	(21,372)	124,256
Stock compensation and issuances	971	10	—	—	8,415	—	—	—	8,425
Issuance of common stock under employee stock purchase plans	21	—			55			—	55
FIN 48 cumulative effect of adoption								1,663	1,663
Distributions							(3)		(3)
Net loss							(137)	(87,510)	(87,647)

Balance at December 31, 2007	15,121	151	2,733	27	155,998	(2,439)	231	(107,219)	46,749
Stock compensation and issuances	472	5			329				334
Issuance of common stock under employee stock purchase plans	16	—			8				8
Treasury stock purchases									—
Warrants					723				723
Net loss							(8)	(17,058)	(17,066)

Balance at December 31, 2008	15,609	$156	2,733	$27	$157,058	$(2,439)	223	$(124,277)	30,748
Stock compensation and issuances					76				76
Warrants					163		(82)		81
Gain on noncontrolling interest settlement					121		(121)		—
Note payable to noncontrolling interest holder							(20)		(20)
Net loss							—	(26,752)	(26,752)

Balance at December 31, 2009	15,609	$156	2,733	$27	$157,418	$(2,439)	$—	$(151,029)	$4,133

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(26,752)	$(17,058)		$(87,510)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization and depreciation	685	710		852
Impairments and write-offs	22,938	18,022		78,264
Loss on disposal of assets	—	2		461
Noncontrolling interest	—	(8)		(137)
Gain on troubled debt restructuring	(3,403)	(12,851)		—
Gain on trade payable settlements	(333)	—		—
Gain on deconsolidation of subsidiary	(1,965)	—		—
Board of directors compensation	—	148		198
Amortization of stock compensation	158	186		6,141
Deferred income tax	—	—		10,657
Changes in operating assets and liabilities:
Restricted cash	610	1,126		7,341
Receivables	—	370		4,185
Due from related parties	—	92		3,467
Real estate held for development and sale	18,276	14,280		133,542
Other assets	(561)	19,964		(8,192)
Accounts payable and accrued liabilities	2,278	(12,084)		(31,629)
Due to related parties		—		(1,140)

Net cash provided by operating activities	11,931	12,899		116,501

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—		(129)

Net cash used in financing activities	—	—		(129)

Cash flows from financing activities:
Proceeds from notes payable	874	49,391		84,570
Payments on senior unsecured debt	—	(6,000)		—
Proceeds from senior unsecured debt	—	—		30,000
Payments on junior subordinated debt	—	—		(30,000)
Payments on notes payable	(17,697)	(57,144)		(215,434)
Distributions paid to minority shareholders	—	—		(3)
Proceeds from shares issued under employee stock purchase plan	—	9		55

Net cash used in financing activities	(16,823)	(13,744)		(130,812)

Net decrease in cash and cash equivalents	(4,892)	(845)		(14,441)
Cash and cash equivalents, beginning of year	5,977	6,822		21,263

Cash and cash equivalents, end of year	$1,085	$5,977		$6,822

Supplemental cash flow information:
Interest paid (net of interest capitalized)	$—	$—		$—
Income taxes paid	$—	$—		$27
Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$1,619	$290		$6,674
Warrants issued in connection with troubled debt restructuring	$—	$723		$—
Reduction in real estate held for development and sale in connection with troubled debt restructuring	$10,884	$42,307		$—
Reduction in notes payable in connection with troubled debt restructuring	$13,926	$45,117		$—
Reduction in accrued liabilities in connection with troubled debt restructuring	$610	$1,646		$—
Reduction in inventory and related debt – variable interest entity	$19,050	$—	$
Reduction in real estate held for development and sale in connection with deconsolidation of subsidiaries	$6,554	$—		$—
Reduction in notes payable in connection with deconsolidation of subsidiaries	$6,080	$—	$
Reduction in accrued liabilities in connection with deconsolidation of subsidiaries	$2,438	$—		$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1.	ORGANIZATION

Comstock Companies, Inc. (the “Company”) was incorporated on May 24, 2004 as a Delaware corporation. On June 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc. On December 17, 2004, the Company completed an initial public offering (“IPO”) of its Class A common stock.

The Company’s Class A common stock is traded on the NASDAQ Capital market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004. On November 16, 2009, the Company received notice that NASDAQ had granted the Company’s request to transfer the listing of its common stock from the NASDAQ Global Market to the NASDAQ Capital Market. On November 13, 2009, the Company received notice from NASDAQ that it does not satisfy the $1.00 minimum bid price requirement for continued listing on NASDAQ. The Company has until May 11, 2010 to regain compliance with the $1.00 minimum bid price requirement. Regaining compliance would require a closing bid price of $1.00 or more for a minimum of ten consecutive trading days on or before May 11, 2010. If that does not occur, we would request a hearing before a NASDAQ panel to request an additional 180 days to regain compliance. There is no assurance that a NASDAQ panel would grant the Company any additional time after May 11, 2010 to regain compliance. If a NASDAQ panel did grant the Company additional time, there are no assurances that the Company would regain compliance. The Company is currently in compliance with the $5.0 million minimum market value of publicly held shares and the $2.5 million minimum shareholder equity continued listing requirements of the NASDAQ Capital Market.

The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. Over the past five years, the Company has developed, built and marketed single-family homes, townhouses and condominiums in the Washington D.C., Raleigh, N.C. and Atlanta, GA metropolitan markets. During 2006, new home sales in these markets began to slow and that trend significantly worsened in 2008 and 2009. In response to these conditions, the Company significantly reduced selling, general and administrative expenses in order to align its cost structure with the level of sales activity, ceased land acquisition, land development and construction activities (except where required for near term sales) and offered for sale various developed lots and land parcels that the Company believed were not needed based on current absorption rates. Due primarily to foreclosure agreements entered into in 2009, the Company no longer controls any significant real estate positions in Raleigh, North Carolina. On November 13, 2009, three of the Company’s Atlanta, GA subsidiaries filed petitions to liquidate under chapter 7 of the U.S. bankruptcy code. On or about January 21, 2010, the United States Bankruptcy Court, Northern District of Georgia entered an order approving the trustee’s report of no distribution, discharged the trustee and closed the estate for all three subsidiary filings. As a result, the Company no longer controls any significant real estate positions in Atlanta, GA. Certain foreclosure agreements will result in the foreclosures on the related assets not being completed until 2010. The Company also provides certain management and administrative support services to certain related parties.

Liquidity Developments

In an effort to stabilize the Company, management has spent much of 2009 focused on negotiating with lenders to eliminate and restructure debt which has temporarily limited our ability to pursue new business opportunities. Early in 2009, management formulated a Strategic Realignment Plan (the “Plan”) which identified real estate projects to be retained by the Company. The Company then worked to restructure the debt related to those core projects. The restructuring was completed in 2009 and has resulted in improved operating cash flow as the lenders have agreed to provide the Company with increased cash from proceeds as units are settled. This improved cash flow from settlements is contingent upon the Company settling a minimum of 10 units per quarter at Penderbrook and 9 units per quarter at Eclipse, on a cumulative basis. If the Company fails to maintain the minimum settlement requirements, while that would not be deemed an event of loan default, it would give the lenders the right to apply substantially all of the unit settlement proceeds to principal reduction. At December 31, 2009, the Company was in compliance with the minimum settlement requirements.

The Plan also identified real estate projects which it deemed to be non-essential to future growth. The strategic approach to debt secured by non-essential real estate projects was to pursue foreclosure agreements with the related lenders with the goal of transferring the real estate to the lender in return for a release from the related debt obligation. As detailed herein, the Company has made significant progress in that regard. As of December 31, 2009 the Company had successfully negotiated settlements with all of its secured lenders regarding the loans guaranteed by the Company and had reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $51.7 million ($67.6 million of total debt less $15.9 million of Wachovia debt for which extinguishment will occur once real estate assets are foreclosed in 2010) at December 31, 2009. In most cases the Company has been released from the obligations under the loan in return for its agreement to cooperate in the bank’s foreclosure on the real estate assets securing the loan. In a limited number of cases, the Company provided the lenders with non-interest bearing deficiency notes with three year maturities in an amount equal to a fraction of the original debt. The balance of the deficiency notes at December 31, 2009 was $1.1 million. Due to the time required to complete the requisite foreclosures on certain real estate assets, the foreclosure actions were not all complete at December 31, 2009 and will occur in future periods.

Following is a summary of liquidity events that have already occurred or are anticipated in 2010:

•	As a result of the restructuring effort, the only debt service required in 2010 will be covered by, assuming we are able to maintain sales quotas, settlements of units or land parcels.

•	Due to a tax law change resulting from the passage of the Unemployment Insurance Extension Act of 2009, the Company received a tax refund of $861 in February 2010.

•

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552,000 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On February 23, 2010, the Company’s subsidiary received a judgment against Balfour in an amount of $11.7 million plus attorney’s fees to be determined at a later date. On March 3, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment under the Company’s loan agreement with KeyBank.

Based on the debt restructuring effort completed to date, we are anticipating that the combination of additional cash from settlement proceeds, the cash generated by our rental operations, the cash generated by sales of land parcels and the cash received from the tax refund will be sufficient to sustain our operations through 2010. However, this outcome is primarily dependent upon our ability to meet the minimum settlement requirements specified by our lenders. If we are unable to meet these quotas, substantially all of the proceeds from any settlements will be retained by the lenders. We were in compliance with these settlement requirements at March 31, 2010. At December 31, 2009, we had $1.1 million in unrestricted cash and $3.2 million in restricted cash. Included in our restricted cash balance, to which we have no access currently, is a $3.0 million deposit with an insurance provider as security for future claims. Our access to external working capital is very limited and we have few other sources of cash as commercial banks and other unregulated lenders have experienced a liquidity crisis which has made funding for real estate investment extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, including any future construction and land development efforts.

If we are unable to maintain compliance with the cumulative minimum settlement requirements for an extended period of time, it would be necessary to seek waivers or additional loan modifications from the project lenders. If we were unable to secure such waivers or modifications, this would substantially reduce the amount of cash generated through unit settlements and make it necessary for us to attempt to generate alternative sources of revenue to meet our operating cashflow requirements. To do so, we may have to seek to leverage the judgment award which we obtained against Balfour Beatty, sell our remaining parcels of land, seek to raise additional capital or seek to obtain additional financing to meet our operating cashflow requirements. If, in the absence of cashflow being generated from unit settlements, we were unable to generate additional capital through any of these alternative sources, we could deplete our cash reserves and may be forced to seek protections afforded under the bankruptcy code. There can be no assurance that in the event we were forced to seek bankruptcy protection that we would be able to reorganize, and in such event we could be forced to liquidate our assets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies and practices used in the preparation of the consolidated financial statements is as follows:

Basis of presentation

The accompanying consolidated financial statements include the accounts of Comstock Homebuilding Companies, Inc (the Company), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has effective control of the entity, in which case the entity would be consolidated.

Cash and cash equivalents and restricted cash

Cash and cash equivalents are comprised of cash and short-term investments with maturities when purchased of three months or less. At times, the Company may have deposits with institutions in excess of federally insured limits. Banking institutions with which the Company does business are considered credit worthy; therefore, credit risk associated with cash and cash equivalents is considered low. At December 31, 2009 and 2008, the Company had restricted cash of $3.2 million and $3.8 million, respectively, which includes a $3.0 million deposit with an insurance provider as security for future claims.

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

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business can extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net carrying value may not be recoverable.

Capitalized interest and real estate taxes

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate held for development and sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate held for development and sale are expensed as a component of cost of sales as related units are sold. The following table is a summary of interest incurred and capitalized and interest expensed for units settled:

	Years ended December 31,
	2009	2008	2007
Total interest incurred and capitalized	$12	$4,742	$23,214

Interest expensed as a component of cost of sales	$2,955	$3,722	$24,605

During 2009 all of the Company’s projects were determined to be inactive for accounting purposes as they were either substantially complete or management elected to suspend construction activities indefinitely. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported in real estate held for development and sale:

	Years ended December 31,
	2009	2008	2007
Total interest incurred and expensed for inactive projects	$2,626	$3,993	$—
Total real estate taxes incurred and expensed for inactive projects	845	1,022	—
Total production overhead incurred and expensed for inactive projects	667	670	—

	$4,138	$5,685	—

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

	Years ended December 31,
	2009	2008	2007
Balance at beginning period	$1,031	$1,537	$1,669
Additions	116	432	1,010
Releases and/or charges incurred	(454)	(938)	(1,142)

Balance at end of period	$693	$1,031	$1,537

Revenue recognition

The Company recognizes revenues and related profits or losses from the sale of residential properties, including multiple units to the same buyer, finished lots and land sales when closing has occurred, full payment has been received, title and possession of the property transfer to the buyer and the Company has no significant continuing involvement in the property. Other revenues include revenue from land sales, rental revenue from leased apartments and revenue earned from management and administrative support services provided to related parties that is recognized as the services are provided.

Advertising costs

The total amount of advertising costs charged to selling, general and administrative expense was $47, $878 and $3,350 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock compensation

As discussed in Note 12, the Company sponsors stock option plans and restricted stock award plans. Prior to December 14, 2004, the Company did not sponsor any such plans. Effective January 1, 2004, the Company prospectively adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (Accounting Standards Codification (“ASC”) 718). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. As a result of the inactive status of all of the Company’s projects during 2009 all of the cost associated with stock-based compensation was charged to selling, general and administrative expense. The total stock-based compensation for 2009 was $77 which related to grants made prior to 2009. There were no grants in 2009.

Income taxes

As discussed in Note, 1, we adopted the provisions of ASC 740-10-26-6 Income Tax Recognition as of January 1, 2007. As a result of this adoption, the Company recorded a benefit to the opening accumulated deficit in the amount of $1,663. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense. At December 31, 2008, the Company had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. During 2009 the Company received approval for an accounting method change from the Internal Revenue Service that effectively allows the Company to recognize the previously unrecognized tax benefit. As a result, the Company reversed the $77 reserve in 2009. As of December 31, 2009, the Company had no unrecognized tax benefit and the Company does not expect this to change significantly over the next 12 months.

Loss per share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Basic loss per share
Net loss	$(26,752)	$(17,058)	$(87,510)

Basic weighted-average shares outstanding	17,670	17,462	16,140

Per share amounts	$(1.51)	$(0.98)	$(5.42)

Dilutive loss per share
Net loss	$(26,752)	$(17,058)	$(87,510)

Basic weighted-average shares outstanding	17,670	17,462	16,140
Stock options and restricted stock grants	—	—	—

Dilutive weighted-average shares outstanding	17,670	17,462	16,140

Per share amounts	$(1.51)	$(0.98)	$(5.42)

There were no restricted stock grants outstanding at December 31, 2009. As a result of net losses for the years ended December 31, 2009, 2008 and 2007, options and warrants were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Comprehensive income

For the years ended December 31, 2009, 2008 and 2007, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Segment reporting

ASC 280-10 Segment Reporting establishes standards for the manner in which companies report information about operating segments. The Company determined it provides one single type of business activity, homebuilding, which operates in multiple geographic or economic environments. The Company had, in years prior to 2009, determined that its homebuilding operations primarily involved three reportable geographic segments: Washington D.C. metropolitan area, Raleigh, North Carolina and Atlanta, Georgia. Based on the Company’s withdrawal from the Atlanta market, which was effectively completed in the fourth quarter of 2009, the Company elected to consolidate the Raleigh and Atlanta segments into the Southeast region segment, effective January 1, 2009. As such, 2008 and 2007 have been restated for presentation purposes only. As the Company completes it exit from the Raleigh, North Carolina market, effective in the first quarter of 2010, the Company’s operations will be concentrated in the Washington D.C. metropolitan area. The aggregation criteria are based on the similar economic characteristics of the projects located in each of these regions. The table below summarizes revenue and income (loss) before income taxes for each of the Company’s geographic segments (amounts in thousands):

The table below summarizes revenue and operating (loss) income for each of the Company’s geographic segments:

	Years Ended December 31,
	2009	2008	2007
Revenues:
Washington, D.C. metropolitan area	$23,170	$23,929	$200,622
Southeast region	1,896	22,733	65,537

Total	$25,066	$46,662	$266,159

Operating loss
Washington, D.C. metropolitan area	$(17,497)	$(10,060)	$(25,890)
Southeast region	(8,575)	(14,037)	(47,828)

Segment operating loss	(26,072)	(24,097)	(73,718)

Corporate expenses unallocated	(5,740)	(8,622)	(18,367)

Total operating loss	(31,812)	(32,719)	(92,085)

Gain on debt restructuring	(3,403)	(12,851)	—
Gain on deconsolidation of subsidiaries	(1,965)	—	—
Other loss (income)	1,237	(2,850)	(1,886)

Loss before income taxes	$(27,681)	$(17,018)	$(90,199)

The following table summarizes impairment and write-offs by segment. These expense amounts are included in the segment operating income (loss) as reflected in the table above.

	Years Ended December 31,
	2009	2008	2007
Washington, D.C. metropolitan area	$15,351	$6,141	$35,005
Southeast region	7,587	11,881	43,259

	$22,938	$18,022	$78,264

The table below summarizes total assets for each of the Company’s segments at December 31,

	2009	2008
Washington, D.C. metropolitan area	$56,732	$116,483
Southeast region	15,060	34,924
Corporate	5,539	9,452

Total assets	$77,331	$160,859

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

Recent accounting pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 157, “Fair Value Measurements” (codified in “ASC 820”), for its non-financial assets and liabilities and for its financial assets and liabilities measured at fair value on a non-recurring basis. ASC 820 provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of ASC 820 for the Company’s non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements, though it may in the future. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (all codified in ASC 820). The Company adopted the FSPs as of January 2009, which did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (codified in “ASC 810”). ASC 810 requires all entities to report noncontrolling (i.e. minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. ASC 810 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. ASC 810 was effective for the Company beginning on January 1, 2009. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (codified in “ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for the Company for the period ending June 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140,” (codified in “ASC 860”). ASC 860 requires enhanced disclosures regarding transfers of financial assets and continuing exposure to the related risks. ASC 860 also eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASC 860 will be effective for the Company’s fiscal year beginning January 1, 2010. The adoption of ASC 860 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (codified in “ASC 810”). ASC 810 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 will be effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effects of ASC 810 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” (codified in “ASC 105”), which created a single source of authoritative nongovernmental U.S. GAAP. The Codification was effective for the Company’s interim and annual periods ending after September 15, 2009. Upon adoption, all existing non-SEC accounting and reporting standards were superseded. All other non-SEC accounting literature not included in the Codification are considered non-authoritative. The required disclosures have been incorporated into and did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), amending ASC 820 to provide additional guidance to clarify the measurement of liabilities at fair value. ASU 2009-05 was effective for the Company’s quarter ended December 31, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements. ASU 2010-06 will be effective for the Company’s fiscal year beginning January 1, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for the Company’s fiscal year beginning January 1, 2011. ASC 820 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. In the normal course of business, dispositions of large land holdings can extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net book value may not be recoverable.

During the third quarter of 2009, the Company executed a foreclosure agreement with Wachovia Bank that will result in cancellation of indebtedness (see Note 8) in exchange for the Company’s agreement to cooperate in the bank’s foreclosure process on assets that secure the debt. Wachovia Bank had not foreclosed on the real estate assets as of December 31, 2009. The following summary of the carrying value of real estate held for development and sale reflects the Wachovia assets scheduled for foreclosure, net of the Wachovia projects that were deconsolidated due to loss of financial control in the fourth quarter of 2009 (See Note 20).

	Number of projects	December 31, 2009
Real estate held for development and sale	16	$70,890
Real estate projects awaiting foreclosure related to the Wachovia foreclosure agreement:	(11)	(15,407)

Real estate held for development and sale, net of assets awaiting foreclosure	5	$55,483

Deteriorating market conditions, turmoil in the credit markets and increased price competition have continued to negatively impact the Company during 2009 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. The Company evaluates its projects on a quarterly basis to determine if recorded carrying amounts are recoverable. For the three months ended December 31, 2009, the Company evaluated all 16 of its projects for impairment and the evaluation resulted in no impairment charges. Impairment charges of $3,443 were recorded for the three months ended December 31, 2008. As a result of this analysis, the Company believes that book value approximates fair value for all of its projects except for one project where the fair value exceeds the carrying value of $34,478.

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

If the project meets the GAAP accounting criteria of held for sale, the project is valued at the lower of cost or fair value less estimated selling costs. At December 31, 2009, the Company had three projects with a carrying value of $39,526 that met these criteria. If the project sales are expected to extend over a period of time, the Company calculates fair value utilizing a discounted cash flow model as discussed above, although the Company would select a lower discount rate to reflect a reduced construction risk. No writedowns to fair value were recorded using this method during the years ended December 31, 2009 or 2008.

At May 31, 2009 Mathis Partners, LLC, a wholly owned subsidiary of the Company had approximately $5.1 million of principal, accrued interest and fees outstanding to Cornerstone Bank (“Cornerstone”) relating to the Company’s Gates at Luberon project (“Gates”). In June 2009, Cornerstone foreclosed on Gates lots carried in real estate held for development and sale with an estimated fair value of $3.3 million. Upon this foreclosure the Company had been relieved of a portion of the outstanding debt balance and recorded this as an extinguishment of debt paid for by the foreclosed lots, in accordance with ASC 405.20.40-1. As a result, $1.8 million of Cornerstone debt remained at June 30, 2009 as the Company reduced its assets for the lots that were legally transferred to Cornerstone and recorded a corresponding reduction in the related debt as a result of the transfer of assets in partial satisfaction of the debt. On September 22, 2009, the Company entered into a settlement agreement and mutual release with Cornerstone relating to litigation between the Company and Cornerstone. In connection with the settlement, Cornerstone released the Company, and its subsidiary Mathis Partners, LLC, from their respective obligations and guarantees relating to $5.1 million of debt. As a result of completing the negotiations in September, the Company wrote off the remaining carrying value of the Gates inventory on which Cornerstone foreclosed and reduced the recorded value of the debt to the final settlement amount. See Note 17 for the calculation of gain on troubled debt restructuring related to the Cornerstone settlement agreement.

The following table summarizes impairment charges and write-offs for the twelve months ended December 31, 2009, 2008 and 2007:

	Twelve Months Ended December 31,
	2009	2008	2007
Impairments	$22,938	$18,011	$68,788
Write-offs	—	11	9,476

	$22,938	$18,022	$78,264

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31,
	2009	2008
Land and land development costs	$28,173	$51,421
Cost of construction (including capitalized interest and real estate taxes)	42,717	78,121

	$70,890	$129,542

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2009	2008
Computer equipment and capitalized software	$1,981	$2,145
Furniture and fixtures	272	317
Office equipment	114	309
Leasehold improvements	70	79

	2,437	2,850
Less: accumulated depreciation	(2,293)	(2,021)

	$144	$829

Depreciation and amortization expense, included in “selling, general, and administrative” in the consolidated financial statements of operations, amounted to $685, $710 and $852 for the years ended December 31, 2009, 2008 and 2007, respectively.

6.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2009	2008
Income tax refund receivable (1)	$862	$—
Restricted escrow deposits	308	492
Miscellaneous prepaid and other	793	910

	$1,963	$1,402

(1)	Income tax refund receivable was collected in full in February 2010.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2009	2008
Trade payables	$4,176	$6,126
Warranty	693	1,031
Customer deposits	82	316
Other	628	759

	$5,579	$8,232

8.	CREDIT FACILITIES

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property.

As of December 31, 2009, maturities and/or curtailment obligations of all of our borrowings are as follows:

Year ending December 31,
Debt to be extinguished when foreclosure process is complete (1)	$15,895
Past due(2)	263
2010	15,223
2011	18,577
2012	1,101
2013	12,743
2014 and thereafter	3,817

Total	$67,619

(1)	Debt related to Wachovia foreclosure agreement executed during the third quarter of 2009. This debt will be extinguished after the bank forecloses on the real estate assets that secure the debt, which is pending but had not occurred at December 31, 2009. There will be no further cash outlay on this debt by the Company.
(2)	Lender is BB&T.

The majority of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At December 31, 2009, the one-month LIBOR and prime rates of interest were 0.23% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.50% to 15.19%. During 2009 these rates have been relatively stable. Based on current operations, as of December 31, 2009, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.5 million in a fiscal year. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

In the past the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described below in more detail, the Company made significant progress during 2009 in its efforts to restructure or amend its loan facilities to improve its liquidity outlook for 2010.

As described in more detail below, at December 31, 2009 our outstanding debt by lender was as follows (dollars in 000s):

Bank	Balance as of 12/31/09	Recourse
KeyBank	$22,269	Secured
Wachovia (1)	15,895	Secured
Wachovia	205	Unsecured
Guggenheim Capital Partners	10,492	Secured
M&T Bank – Cascades	1,016	Secured
M&T Bank	495	Secured
Cornerstone (Haven Trust)	400	Unsecured
Bank of America	3,716	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	54,876
Due to affiliates – Stonehenge Funding	12,743	Unsecured

Total	$67,619

(1)	Debt related to Wachovia foreclosure agreement executed during the third quarter of 2009. This debt will be extinguished after the banks foreclose on the real estate assets that secure the debt, which had not occurred at December 31, 2009. There will be no further cash outlay on this debt by the Company.

At December 31, 2009 the Company had $22.3 million outstanding to KeyBank under a credit facility secured by the Company’s Eclipse and Station View projects. Under the terms of the note there is an interest reserve which represents the amount by which we can avoid cash payments of future monthly interest obligations by adding them to the principal balance. At December 31, 2009 the available balance in the interest reserve was approximately $1.6 million. While there are no financial covenants associated with the loan, there are a series of curtailment requirements commencing March 31, 2009. On October 30, 2009 the Company executed a loan modification with KeyBank with respect to $22.8 million of principal outstanding under the Company’s secured Potomac Yard and Station View project loan (the “Loan”). The key terms of the loan modification adjust the interest rate to the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. In exchange, KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with accelerated releases equal to fifteen percent of the net sales price. However, these accelerated releases are subject to meeting a cumulative minimum sales requirement of nine (9) units per quarter (the “Modification Covenants”). Failure to meet the Modification Covenants will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain the entire net sales price of sold units. The Modification also adjusted the release provisions for the Station View project allowing for additional monies from the net sales price of the bulk sale of the Station View project, under contract on a contingent basis, to be made available to the Company for the repayment of certain indebtedness. The Modification also provided that any unsecured deficiency notes issued by the Company in satisfaction of foreclosure deficiencies from other lenders are fully subordinate to the Loan.

On August 17, 2009 the Company entered into a foreclosure agreement (“Agreement”) with Wachovia Bank with respect to approximately $17.8 million of secured debt, accrued interest and fees. Under the terms of the Agreement, the Company has agreed to cooperate with Wachovia with respect to its foreclosure on certain of the Company’s real estate assets. In return, Wachovia agreed to release the Company from their obligations and guarantees relating to the $17.8 million of indebtedness contemporaneous with the execution by the Company of a non-interest bearing, unsecured deficiency note payable to Wachovia in the amount of approximately $1.8 million. The deficiency note was reduced by the principal payments related to certain homes sold by the Company prior to September 30, 2009. As of December 31, 2009 the deficiency note balance was $205 and the debt from which the Company will be released upon foreclosure of the assets was $15.9 million. The related assets are stated at the lower of cost or fair value.

The assets scheduled for foreclosure by Wachovia include: Massey Preserve, raw land located in Raleigh, North Carolina; Haddon Hall, finished pads for a condominium project in Raleigh, North Carolina; Holland Farm, a single-family project in Raleigh, North Carolina; Wakefield Plantation, a single-family project in Raleigh, North Carolina; Riverbrooke, a single-family project in Raleigh, North Carolina; Wheatleigh Preserve, a single-family project in Raleigh, North Carolina; Brookfield Station, a single-family project in Raleigh, North Carolina; Providence, a single-family project in Raleigh, North Carolina; Allyn’s Landing, a townhome development project in Raleigh, North Carolina; Allen Creek, a single-family project in Atlanta, Georgia; Arcanum Estates, a single-family project in Atlanta, Georgia; Falling Water, a single-family project in Atlanta, Georgia; James Road, a single-family development project in Atlanta, Georgia; Tribble Lakes, a development project in Atlanta, Georgia; and Summerland, finished pads for a condominium project in Woodbridge, Virginia. None of these assets had been foreclosed upon at December 31, 2009. Due to the large volume of assets upon which Wachovia will foreclose, it is likely that the foreclosure process will extend well into 2010.

At December 31, 2009 the Company had approximately $10.5 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company subsequently entered into a loan modification and forbearance agreement whereby Guggenheim agreed to forgo any remedies it may have had with respect to the alleged default. On September 16, 2009 the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forebear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements of three (3) units per month and ten (10) units per quarter. However, if the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. The Company has met the minimum sales requirement as of December 31, 2009 and based on the pace of Q1 2010 sales, settlements and backlog believes it will meet the minimum sales requirement as of March 31, 2010.

As of December 31, 2009, $12.7 million was outstanding to JP Morgan Ventures (“JPMV”), which includes its principal amount of $9.0 million plus the total estimated future interest payments of $3.7 million. On May 4, 2006 the Company closed on a $30.0 million junior subordinated note offering. The term of the note was thirty years and it could be retired after five years with no penalty. The rate was fixed at 9.72% the first five years and LIBOR plus 420 basis points the remaining twenty-five years. In March 2007 the Company retired the junior subordinated note without penalty and entered into a new 10-year, $30.0 million senior unsecured note with the same lender at the same interest rate. During the third quarter of 2007, the lender’s rights were assumed by JPMV. On March 14, 2008, the Company executed an option to restructure the $30.0 million unsecured note. In connection therewith, the Company made a $6.0 million principal payment to JPMV and executed an amended and restated indenture with a new principal balance of $9.0 million, loosened financial covenants and a revised term of 5 years. The Company also issued JPMV a seven-year warrant to purchase 1.5 million shares of Class A common stock at $0.70 per share. In exchange JPMV agreed to cancel $15.0 million of the outstanding principal balance. This transaction was accounted for as a troubled debt restructuring and the amended and restated indenture was recorded at $13.4 million on March 31, 2008 which includes its principal amount of $9.0 million plus the total estimated future interest payments of $4.4 million. At March 31, 2009 the Company elected not to make a scheduled interest payment in the amount of $0.2 million. On April 27, 2009, the Company received a notice of payment default from the lender. The notice of payment default indicated that the failure of the Company to make its quarterly interest payment within 30 days of March 30, 2009 would constitute an Event of Default under the Indenture. The Company has not cured the default. The Company did not make scheduled interest payments at June 30, 2009, September 30, 2009 or December 31, 2009.

On December 23, 2009, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, completed the purchase of the senior unsecured note from JPMV in the current outstanding amount of approximately $9.0 million, plus accrued and unpaid interest. The purchase of the JPMV note also resulted in the transfer to Stonehenge of the warrant previously issued to JPMV for the purchase of 1.5 million shares of the Company’s Class A Common Stock. In connection with Stonehenge’s purchase of the JP Morgan debt from JPMV, Stonehenge and the Company entered into two separate subordination and standstill agreements for the benefit of the Company and its secured lenders, KeyBank and Guggenheim. The subordination agreements allow for Stonehenge and the Company to negotiate permanent modifications to the terms of the JP Morgan Debt and provide KeyBank and Guggenheim with assurances that the Company will not make any cash payments to the Stonehenge prior to the full repayment of loans to them in connection with the Company’s Eclipse and Penderbrook projects. See a related subsequent event disclosure at Note 18.

At December 31, 2009 the Company had $1.0 million outstanding to M&T Bank. On September 28, 2009 the Company entered into a series of agreements with M&T with respect to the $7.6 million of outstanding debt plus accrued interest and late fees. As a result of the agreements, the Belmont Bay loan, with a principal balance of $6.1 million plus $0.5 million of accrued interest and fees, was released in its entirety and the Cascades Loan, with a principal balance of $1.0 million, was be extended through January 31, 2011. Under the terms of the agreements, M&T Bank agreed to release the Company from its obligations and guarantees relating to the Belmont Loan and the Company agreed to cooperate with M&T Bank with respect to its foreclosure on the remaining portion of the Belmont Bay Project which includes 19 partially completed condominium units and 84 condominium building lots. M&T Bank’s foreclosure on these assets was completed in December 2009. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont Loan in the amount of $0.5 million with a three-year maturity secured by the Cascades Project. Under the terms of the agreements, M&T Bank agreed to extend the maturity date of the Cascades Loan by forbearing on enforcing its rights with respect to collection of the debt until January 31, 2011. The Company also agreed to commence current payment of interest due M&T Bank related to the current principal balance of the Cascades Loan. The Cascades Project contains a total of 191 condominium units with the first phase of the Cascades Project (88 units) being completed by the Company in 2007. See Note 17 for details related to troubled debt restructuring and the M&T foreclosure agreement.

At December 31, 2009 the Company had $0.4 million outstanding to Cornerstone Bank (“Cornerstone”) relating to the Company’s Gates at Luberon project. The original $5.1 million in loans matured in November 2007. Haven Trust Bank, the originating lender, and its participating lenders were unwilling to grant an extension on terms the Company felt were reasonable so the loans remained unpaid and unmodified. Haven Trust Bank initiated foreclosure proceedings and the Company protected the equity in the project by seeking bankruptcy protection for the entity that owned Gates at Luberon. The Company elected not to submit a plan of reorganization to the court by September 30, 2008 which resulted in Haven Trust filing a motion to lift the court imposed stay of foreclosure. In December 2008 Haven Trust Bank was closed by the FDIC and its loan portfolio was taken over by the FDIC. Litigation with respect to Haven Trust’s guarantee action against Comstock was stayed with the court while the FDIC determines its intended course of action. Cornerstone, one of the banks to which Haven Trust participated the loan assumed control of the loan and reinstated the guarantee and foreclosure actions. Cornerstone’s foreclosure on the Gates of Luberon project real estate was completed by September 30, 2009. On September 21, 2009 the Company entered into a settlement agreement and mutual release with Cornerstone relating to the aforementioned litigation. In connection with the settlement, Cornerstone released the Company, and its subsidiary Mathis Partners, LLC, from their respective obligations and guarantees relating to $5.1 million of debt owed by the Company to Cornerstone in exchange for a non-interest bearing unsecured subordinate note in the amount of $0.4 million with a three year term. The parties have agreed to dismiss all pending litigation against each other. See Note 17 for details related to troubled debt restructuring and the Cornerstone settlement and mutual release.

At December 31, 2009, the Company had $3.8 million outstanding to Bank of America in a 10-year unsecured note. Bank of America and Comstock modified the terms of the Company’s existing unsecured note by extending the term to ten (10) years, establishing an interest accrual for the first two years and a six year curtailment schedule starting in year four of the loan’s term. See the subsequent event disclosure related to Bank of America at Note 18.

9.	COMMON STOCK

As discussed in Note 1, the Company immediately prior to the IPO, had 4,333 and 2,734 shares Class A and B common stock outstanding. Class A and B common stock shares bear the same economic rights. However for voting purposes, Class A stock holders are entitled to one vote for each share held while Class B stock holders are entitled to fifteen votes for each share held. As a result of the IPO, the Company sold 3,960 Class A shares of common stock. The Company also sold an additional 594 shares of Class A common stock pursuant to the underwriters’ exercise of their over-allotment option. On June 22, 2005 the Company completed a follow-on offering in which 2,360 shares of Class A common stock were sold to the public.

On May 12, 2006, the Company completed a private placement (the “PIPE”) to institutional and other accredited investors of 2,121 shares of Class A common stock and warrants exercisable into 636 shares of Class A common stock. The Company sold the securities for $9.43 per share for total proceeds of approximately $20,000 and net proceeds of approximately $18,700. The per share price of $9.43 represented a premium of approximately 14.6% to the closing price of the Company’s common stock on the date the purchase was completed. The net proceeds were used for general corporate purposes. The warrants issued in connection with the PIPE were five-year warrants exercisable at any time after November 10, 2006 with an exercise price of $11.32 per share. The fair value of the warrants issued under the PIPE have been reported as equity instruments because the liquidated damages, which are capped at 10%, reasonably represent the difference between the value of a registered share and an unregistered share of the Company’s common stock.

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1,000 shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the twelve months ended December 31, 2006, the Company repurchased an aggregate of 391shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased for the twelve months ended December 31, 2009, 2008 or 2007 and the Company has no immediate plans to repurchase any additional shares under the existing authorization.

10.	RELATED PARTY TRANSACTIONS

The Company entered into a lease agreement for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia with Comstock Asset Management, L.C., and (CAM) an entity wholly owned by Christopher Clemente. In October 2007, the lease agreement was amended decreasing the total square footage from 24.1 to 17.1 and extending the term to four years through September 2011. For the twelve months ended December 31, 2009 and 2008, total payments made under this lease agreement were $437 and $565, respectively. During the second quarter of 2009, the Company began deferring a portion of its monthly rent payment to CAM as well as deferring a portion of the base salary payments to executive officers Chris Clemente and Greg Benson. As a result of its liquidity constraints, the Company expects to further reduce its office lease obligation to CAM.

On or about January 15, 2010, Comstock Property Management, L.C. (“CPM”), a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), has agreed to enter into a new three year lease with CAM, for the use of approximately 8.2 square feet of office space at the Company’s existing headquarters (the “Lease”). Pursuant to the terms of a separate early termination of Lease by and between CAM and the Company (the “Lease Termination”), the Company has agreed to surrender approximately 15.7 square feet of space to CAM in exchange for (i) CPM’s agreement to enter into the Lease for the reduced space and at a reduced rate; and (ii) the issuance of a warrant to purchase up to 55 shares of the Company’s Class A common stock at a strike price equal to the average of the closing stock price for the twenty days immediately preceding the effective date of the Lease Termination in exchange for the forgiveness of approximately $110 in delinquent rent.

The Company is party to agreements with I-Connect, L.C. (I-Connect), a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology and website consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For the twelve months ended December 31, 2009, 2008 and 2007, total payments made under this agreement were $86, $253 and $509, respectively. Although I-Connect has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time and has reduced the amount due from us under the agreements.

Effective January 1, 2010, the Company entered into a new software license agreement with I-Connect for the use of I-Connect’s proprietary Builder’s Co-Pilot software (the “Agreement”). Pursuant to the terms of the Agreement, I-Connect has agreed to forgive approximately $12 in delinquent payments in exchange for a warrant to purchase up to 6 shares of the Company’s Class A common stock at a strike price equal to the average of the closing stock price for the twenty days immediately preceding the effective date of the Agreement and the Company will agree to make reduced monthly payments of $6 for the use of the software for a term of 24 months.

See the subsequent event disclosure with related party Stonehenge Funding LC at Note 18.

11.	EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In January 2006, the Company began matching employee contributions. The total amount matched for the twelve months 2009, 2008 and 2007, was $17, $64 and $121, respectively. The Company also maintained an Employee Stock Purchase Plan in which eligible employees had the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. Under the terms of the plan, the total fair market value of the common stock that an eligible employee could purchase each year was limited to the lesser of 15% of the employee’s annual compensation or $15. The Employee Stock Purchase Plan was discontinued in 2008. While it was active, employees of the Company purchased zero, 15,762 and 20,763 shares of Class A common stock, for the twelve months ending December 31, 2009, 2008 and 2007, respectively.

12.	RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

Effective January 1, 2004, the Company adopted the fair value recognition provisions required in accounting for share based payments. Prior to December 14, 2004, the Company did not sponsor any stock based plans.

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

In December 2007, the Company’s Board of Directors authorized the granting of 647 shares in new stock option awards to certain Company employees, with a $1.00 per share exercise price. The new stock options were issued to employees at all levels of the company (excluding the CEO) with the $1.00 exercise price set above the then current market price in an effort to further align the interests of the workforce as a whole with the interests of shareholders. The new stock options will vest over a four year period. The Company will recognize compensation expense of approximately $24 related to remaining options during 2010-2011.

The following equity awards were outstanding at December 31,

	2009	2008	2007
Stock options	248	568	647
Restricted stock grants	—	397	1,966

Total outstanding equity awards	248	965	843

On December 31, 2009 the following amounts were available for issuance under the plan:

Shares available for issuance at December 31, 2008	911
Restricted stock grants and options issued	—
Restricted stock grants and options forfeited or cancelled	320
Shares issued under employee stock purchase plan	—

Shares available for issuance at December 31, 2009	1,231

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Because the Company does not have sufficient trading history, expected volatilities are based on historical volatilities of comparable companies within our industry. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the simplified method which assumes that the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by ASC 718 - Stock Compensation. We issued no options in 2009. The following table summarizes the assumptions used to calculate the fair value of options during 2008 and 2007.

	2008	2007
Weighted average fair value of options granted	$0.33	$0.33
Dividend yields	N/A	N/A
Expected volatility	58.3%-60.1%	58.3%-60.1%
Weighted average expected volatility	59.31%	59.45%
Risk free interest rates	3.56%-3.87%	3.56%-3.87%
Weighted average expected term (in years)	6.25	6.26

The following table summarizes information about stock option activity:

	Shares	Weighted average exercise price
Outstanding at December 31, 2007	647	$1.00
Granted	1	1.00
Exercised	—	—
Forfeited or expired	(80)	1.00

Outstanding at December 31, 2008	568	1.00
Granted	—	—
Exercised	—	—
Forfeited or expired	(320)	1.00

Outstanding at December 31, 2009	248	1.00
Exercisable at December 31, 2009	124	$1.00

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted average fair value at date of grant
Restricted shares outstanding at December 31, 2006	587	$6.95
Granted	1,023	4.25
Vested	(463)	(5.94)
Accelerated	(845)	(7.24)
Forfeited	(106)	5.41

Restricted shares outstanding at December 31, 2007	196	$3.43
Granted	397	0.49
Vested	(196)	(3.43)
Forfeited	—	—

Restricted shares outstanding at December 31, 2008	397	$0.49
Granted	—	—
Vested	(397)	(0.49)
Forfeited	—	—

Restricted shares outstanding at December 31, 2009	—	$—

As of December 31, 2009, there was zero unrecognized compensation cost related to non-vested restricted stock issuances granted under the Plan. Total compensation expense for share based payment arrangements for the year ended December 31, 2009 and 2008 was $77 and $280 respectively, of which $0 and $0 was capitalized to real estate held for development and sale. The total deferred tax (liability) benefit related to stock compensation as of December 31, 2009 and 2008 amounted to $(35) and $(82) respectively. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

13.	COMMITMENTS AND CONTINGENCIES

Litigation

On or about June 10, 2009 a judgment of $1,502 was entered against Parker Chandler Homes, LLC (formerly known as Comstock Homes of Atlanta, LLC), a subsidiary of the Company, as a result of an uncontested breach of contract claim related to a discontinued development project in the Atlanta area. A liability for this judgment was recorded as of June 30, 2009. On November 12, 2009, Parker Chandler Homes, LLC, filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court, Northern District of Georgia, effectively eliminating any ongoing liability associated with the judgment. See details at Note 20.

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17,100 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2,800. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On February 23, 2010, the Company’s subsidiary received a judgment against Balfour in an amount of $11,700 plus attorney’s fees to be determined at a later date. On March 3, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12,500. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment under the Company’s loan agreement with KeyBank.

On December 30, 2009, Lawyers Title Insurance Corporation filed an indemnification claim against a Company subsidiary in an amount of $126, seeking reimbursement of fees and costs allegedly incurred as a result of mechanic’s liens improperly filed by Balfour Beatty at The Eclipse on Center Park Condominium project. The Company subsidiary disputes the allegations and intends to vigorously defend the claim.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. Although in some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds, we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At December 30, 2009 the Company has issued $976 in letters of credit and $4,355 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

Operating leases

The Company leases office space and model homes under non-cancelable operating leases. Future minimum annual lease payments under these leases at December 31, 2009:

Year Ended:	Amount
2010	$224
2011	232
2012	242
Thereafter	—

Total	$698

Office and model home operating lease rental expense aggregated $649, $1,011 and $2,151 respectively, for years ended December 31, 2009, 2008 and 2007.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of fixed rate debt is based on observable market rates (level 2 inputs). The following table summarizes the fair value of fixed rate debt and the corresponding carrying value of fixed rate debt as of:

	December 31, 2009	December 31, 2008
Carrying amount	$9,000	$10,797
Fair value	$2,000	$10,542

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

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes,” (“ASC 740”). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For the twelve months ended December 31, 2009, the Company generated a tax loss of approximately $32.6 million for federal and state tax purposes. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at December 31, 2009.

Income tax provision consists of the following as of December 31st :

	2009	2008	2007
Current:
Federal	$—	$—	$(11,251)
State	(67)	48	(1,958)

	(67)	48	(13,209)
Deferred:
Federal	(9,097)	(5,855)	(17,890)
State	(1,691)	(1,089)	(3,391)

	(10,788)	(6,944)	(21,281)
Other
Valuation allowance	9,926	6,944	29,209
State franchise tax refund	—	—	—
Tax shortfall related to the vesting of equity awards	—	—	2,729

Total income tax expense (benefit)	$(929)	$48	$(2,552)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2009	2008
Deferred tax assets:
Inventory	$16,926	$19,047
Warranty	270	308
Investment in Affiliates	38	38
Net operating loss and tax credit carryforwards	27,314	15,483
Cancellation of debt gain	2,387	2,505
Accrued expenses	(84)	(176)
Stock based compensation	(36)	(82)

	46,815	37,123
Less — valuation allowance	(46,033)	(36,107)

Net deferred tax assets	782	1,016

Deferred tax liabilities:
Depreciation and amortization	(782)	(1,016)

Net deferred tax liabilities		(1,016)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At December 31, 2009, significant uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

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

The Company currently has approximately $70,000 in Federal and State NOLs with a potential value of up to $27,000 in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2009, the cumulative shift in the Company’s stock was at an approximately 28% level compared with the 50% level that would trigger impairment of our NOL asset. However, if an ownership change were to occur due to the Company’s valuation allowance on its net deferred tax assets, a Section 382 limitation is not expected to materially impact the Company’s financial position or results of operations as of December 31, 2009. Additionally, if an ownership change were to occur, the application of Section 382 may require the Company to reduce its gross deferred tax assets related to its NOLs and possibly other deferred tax asset balances.

As discussed in Note, 1, we adopted the provisions of ASC 740 as of January 1, 2007. As a result of this adoption, the Company recorded a benefit to the opening accumulated deficit in the amount of $1,663. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense. At December 31, 2008, the Company had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. During 2009 the Company received approval for an accounting method change from the Internal Revenue Service that effectively allows the Company to recognize the previously unrecognized tax benefit. As a result, the Company reversed the $77 reserve in 2009. As of December 31, 2009, the Company had no unrecognized tax benefit and the Company does not expect this to change significantly over the next 12 months.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

A reconciliation of the statutory rate and the effective tax rate follows:

	2009	2008	2007
Federal statutory rate	35.00%	35.00%	35.00%
State income taxes — net of federal benefit	3.97%	3.97%	3.97%
Permanent differences	0.0%	1.85%	0.09%
Change in effective tax rate	0.0%	0.0%	(0.02)%
Tax reserve	0.0%	0.0%	(0.75)%
Tax shortfall related to the vesting of certain equity awards	0.0%	0.0%	(3.03)%
Change in valuation allowance	(35.86)%	(40.82)%	(32.43%

Tax benefit	3.11%	0.00%	2.83%

16.	QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2009 and 2008 follow (in thousands, except per share amounts):

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$5,523	2,965	12,624	$3,954
Operating loss	(2,997)	(26,191)	(658)	(1,967)
Pretax income (loss)	(2,644)	(27,743)	2,279	425
Net income (loss)	(2,645)	(27,743)	2,279	1,356
Basic earnings (loss) per share	(0.15)	(1.58)	0.13	0.08
Diluted earnings (loss) per share	(0.15)	(1.58)	0.12	0.07

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$16,376	$12,003	$13,073	$5,209
Operating loss	(2,970)	(17,032)	(4,663)	(8,055)
Pretax loss	6,542	(16,618)	(2,197)	(4,738)
Net loss	6,542	(16,618)	(2,202)	(4,781)
Basic loss per share	0.40	(1.00)	(0.13)	(0.27)
Diluted loss per share	0.39	(1.00)	(0.13)	(0.27)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year due to rounding.

17.	TROUBLED DEBT RESTRUCTURING

On July 8, 2009 the Company executed a settlement agreement with an unsecured lender with respect to approximately $1,664 of unsecured debt plus interest due. Under the terms of the settlement agreement, the Company agreed to forfeit their $200 land option deposit and the unsecured lender agreed to release the Company from liability under the $1,664 unsecured note and interest accrued. This transaction was accounted for as a full settlement of debt pursuant to ASC 470-60. On both a basic and diluted income per share basis the $1,597 gain was $0.09 per share for the twelve months ended December 31, 2009. The gain resulting from the foreclosure agreement was calculated as follows:

Carrying amount of debt settled in full	$1,664
Cancellation of accrued interest	133

Total consideration	1,797
Forfeited deposit	200

Gain on troubled debt restructuring	$1,597

On September 21, 2009 the Company entered into a settlement agreement and mutual release with Cornerstone Bank (“Cornerstone”) with respect to approximately $5.1 million debt secured by its Gates of Luberon project in Atlanta, Georgia. Under the terms of the agreement, Cornerstone released the Company, and its subsidiary Mathis Partners, LLC, from their respective obligations and guarantees relating to $5.1 million of debt owed by the Company to Cornerstone in exchange for a non-interest bearing unsecured subordinate note in the amount of $0.4 million with a three year term. The parties have agreed to dismiss all pending litigation against each other. This transaction was accounted for as a transfer of assets in full settlement of debt pursuant to ASC 470-60. On both a basic and diluted income per share basis the $1,206 gain was $0.07 per share for the twelve months ended December 31, 2009. The gain resulting from the foreclosure agreement was calculated as follows:

Carrying amount of debt and accrued interest settled in full	$5,105
Fair value of foreclosed real estate assets held for development and sale	(3,449)
Unsecured deficiency note	(400)
Cash payment	(50)

Gain on troubled debt restructuring	$1,206

On September 28, 2009 the Company entered into a series of agreements with M&T Bank under which the bank agreed to release the Company from its obligations and guarantees relating to its Belmont loan and the Company agreed to cooperate with M&T Bank with respect to its foreclosure on the remaining portion of the Belmont Bay project. The project included 19 partially completed condominium units and 84 condominium building lots. M&T Bank’s foreclosure on these assets was completed in December 2009. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont loan in the amount of $496 with a three-year maturity secured by the Cascades Project. This transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470. On both a basic and diluted income per share basis the $408 gain was $0.02 per share for the twelve months ended December 31, 2009. The gain resulting from the foreclosure agreement was calculated as follows:

Transaction costs paid in cash	$—
Subordinated promissory note	496
Fair value of foreclosed real estate assets held for development and sale	6,294

Total consideration paid	6,790
Less: carrying amount of debt released by lender	6,617
Less: carrying amount of accrued interest and property taxes released	581

Gain on troubled debt restructuring	$408

On November 11, 2009 the Company entered into an agreement with Fifth Third Bank in which the bank agreed to release the Company and its affiliates from its obligations and guarantees relating to a $1.3 million project loan and eliminate past due interest and other charges associated with the subject debt. The Company agreed to cooperate with Fifth Third with respect to a foreclosure on a portion of the Brookfield project. In connection with the agreement with Fifth Third the Company agreed to provide Fifth Third an unsecured, non-interest bearing three year promissory note in the original principal amount of approximately $25 provided that Fifth Third completes the foreclosure proceeding no later then February 28, 2010, unless extended pursuant to the terms of the agreement. Fifth Third’s foreclosure on the real estate assets was completed in December 2009. This transaction was accounted for as a troubled debt restructuring full settlement of terms pursuant to ASC 470. On both a basic and diluted income per share basis the $192 gain was $0.01 per share for the twelve months ended December 31, 2009. The gain resulting from the foreclosure agreement was calculated as follows:

Transaction costs paid in cash	$—
Unsecured promissory note	25
Fair value of foreclosed real estate assets held for development and sale	1,141

Total consideration paid	1,166
Less: carrying amount of debt released by lender	1,328
Less: carrying amount of accrued interest and property taxes released	30

Gain on troubled debt restructuring	$192

18.	SUBSEQUENT EVENTS

On February 15, 2010 the Company entered into a Modification Agreement to modify the terms of the Company’s senior unsecured note with Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company. On December 23, 2009 Stonehenge acquired the senior unsecured note from JP Morgan Ventures (“JPMV”) which had a $9,000,000 principal balance as described in the Amended and Restated Indenture between the Company and JPMV dated March 14, 2008 (the “JP Morgan Debt”). The purchase of the JP Morgan Debt also resulted in the transfer to Stonehenge of a warrant previously issued to JPMV for the purchase of 1,500,000 shares of the Company’s Class A Common Stock with a strike price of $0.70 per share (“JP Morgan Warrant”). Gregory Benson, the Company’s Chief Operating Officer and a member of the Company’s Board of Directors, subsequently purchased a participation interest in the JP Morgan Debt and the JP Morgan Warrant from the Subordinate Lender.

Under the terms of the Modification Agreement, Stonehenge has agreed to forgive $4,500,000 of the principal balance due from the Company under the JP Morgan Debt; reducing the principal balance by 50% to $4,500,000. Stonehenge also agreed to forgive an additional amount due from the Company of approximately $875,000 representing all past due interest, late fees and penalties accruing through December 31, 2009 (“Interest and Loan Fees”) under the JP Morgan Debt. Stonehenge further agreed to reduce the interest rate, effective January 1, 2010, by fifty percent (50%) to 300 basis points above the one year LIBOR on a floating basis. In addition, to ensure the Company’s ability to comply with certain restrictions placed upon the Company by KeyBank and Guggenheim Corporate Funding (collectively “Secured Lenders”) in connection with previously announced loan modifications enhancing cashflow to the Company, Stonehenge agreed to allow all future interest payments due from the Company under the JP Morgan Debt to accrue until at least 90 days after the Secured Lenders have been fully repaid. In connection therewith, Stonehenge may, on a quarterly basis, elect to accept stock of the Company (or warrants for the purchase thereof) with a cumulative value equal to the value of the scheduled interest payment in lieu of accruing a future quarterly interest payment.

Further, the Modification Agreement provides for the elimination or forbearance upon the enforcement of all financial covenants contained in the JP Morgan Debt and all previously reported covenant violations by the Company. The maturity date of the JP Morgan Debt remains unchanged at March 14, 2013, provided however, the Modification Agreement provides the Company with two optional extension periods of six months each to further assist the Company with its compliance with the restrictions of the Secured Lenders.

On February 25, 2010 the Company entered into a Seventh Loan Modification Agreement with Bank of America (“BOA”) regarding the modification of the terms of one certain unsecured loan with an approximate principal balance of $3,700,000 (“Line of Credit”). In connection therewith the Company agreed to pay an extension fee of $100,000 and BOA agreed to delay for one year, until January 2011, the commencement of repayments of all previously unpaid interest accruing since the date of the Company’s previously reported modification of the Line of Credit in November 2008. The maturity date remains unchanged at December 28, 2018.

On March 17, 2010 the Company completed the sale of land at its Station View project located in Loudoun County, Virginia for $2.8 million.

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

During the twelve months ended December 31, 2008, the Company recognized a reduction in selling, general and administrative expense of approximately $1,417 related to the amount accrued at December 31, 2007 for 2007 employee incentive compensation payments. This transaction was a change in estimate due to the fact that after the completion and filing of the Company’s form 10-K for the year ended December 31, 2007, the Company’s CEO, with the approval of the Compensation Committee of the Board of Directors, determined to forgo paying 2007 performance based bonuses. Instead, the Company elected to pay bonuses to retain key employees through 2008 and executives through 2009. The new facts and circumstances that came to light subsequent to the filing of form 10-K led management to conclude that this was a change in an accounting estimate. Accordingly, management has accounted for the change in estimate in 2008 in accordance with ASC 250, Accounting Changes and Error Corrections.

20.	DECONSOLIDATION OF SUBSIDIARIES

On November 12, 2009, Buckhead Overlook, LLC, Post Preserve, LLC and Parker Chandler Homes, LLC (collectively, “Parker Chandler Homes”), filed bankruptcy petitions (the “Petitions”) in the United States Bankruptcy Court, Northern District of Georgia. Parker Chandler Homes were all subsidiaries of Comstock Homebuilding Companies, Inc. (the “Company”) and Parker Chandler Homes, LLC was formerly known as Comstock Homes of Atlanta, LLC. On or about January 21, 2010, the United States Bankruptcy Court, Northern District of Georgia entered an order approving the trustee’s report of no distribution, discharged the trustee and closed the estate for all three subsidiary filings. The Chapter 7 petitions were filed in furtherance of the Company’s Strategic Realignment Plan that includes the liquidation of Parker Chandler Homes and the winding down of all operations in the Atlanta market.

Prior to the bankruptcy filing, the Parker Chandler Homes subsidiaries were consolidated in the financial statements of Comstock. After filing the Chapter 7 petitions with the bankruptcy court, Comstock no longer had the controlling financial interest as the subsidiaries became subject to the control of the bankruptcy court. As a result, the Company is required under ASC 810-10-55-4A to deconsolidate the subsidiaries as of the date of the bankruptcy filing. At the date of the bankruptcy filing, the Company accounted for the deconsolidation of the subsidiaries as a gain in net income, calculated in accordance with ASC 810-10-40-5 as follows:

Fair value of consideration received	$—
Fair value of any retained noncontrolling investment in former subsidiaries	—
Carrying amount of any noncontrolling interest in the former subsidiaries	—

Total consideration received	—
Carrying amount of former subsidiaries net liabilities	1,965

Gain on deconsolidation of subsidiaries	$1,965

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: March 31, 2010	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Capacity	Date

	/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors	March 31, 2010
	Christopher Clemente	and Chief Executive Officer (Principal Executive Officer)

	*	Chief Operating Officer	March 31, 2010
Gregory V. Benson

	/s/ JEFFREY R. DAUER	Chief Financial Officer (Principal Financial Officer)	March 31, 2010
Jeffrey R. Dauer

	*	Director	March 31, 2010
A. Clayton Perfall

	*	Director	March 31, 2010
David M. Guernsey

	*	Director	March 31, 2010
James A. MacCutcheon

	*	Director	March 31, 2010
Norman D. Chirite

	*	Director	March 31, 2010
Robert P. Pincus

	*	Director	March 31, 2010
Socrates Verses

By:	/S/ JEFFREY R. DAUER		March 31, 2010
Jeffrey R. Dauer
Attorney-in-Fact