Form 10-Q
period 2010-03-31
Comstock Homebuilding Companies, Inc.
filed 2010-05-14
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, 15,990,343 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$1,036	$1,085
Restricted cash	3,277	3,249
Real estate held for development and sale	47,573	70,890
Property, plant and equipment, net	72	144
Other assets	1,816	1,963

TOTAL ASSETS	$53,774	$77,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$3,459	$5,579
Notes payable—secured by real estate held for development and sale	28,456	50,530
Notes payable—due to affiliates, unsecured	5,054	12,743
Notes payable—unsecured	4,369	4,346

TOTAL LIABILITIES	41,338	73,198

Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 15,901,940 and 15,608,438 issued and outstanding, respectively	159	156
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	165,674	157,418
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(150,985)	(151,029)

TOTAL EQUITY	12,436	4,133

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,774	$77,331

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues
Revenue—homebuilding	$5,693	$4,160
Revenue—other	3,446	797

Total revenue	9,139	4,957
Expenses
Cost of sales—homebuilding	5,692	4,160
Cost of sales—other	2,872	317
Selling, general and administrative	1,455	2,040
Interest, real estate taxes and indirect costs related to inactive projects	848	1,283

Operating loss	(1,728)	(2,843)
Other income, net	836	357

Loss from continuing operations before income taxes	(892)	(2,486)
Income taxes expense	—	1

Loss from continuing operations	(892)	(2,487)
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(158)

Net loss	$(892)	$(2,645)

Basic loss per share
Continuing operations	$(0.05)	$(0.14)
Discontinued operations	0.00	(0.01)

Net loss per share	$(0.05)	$(0.15)

Diluted loss per share
Continuing operations	$(0.05)	$(0.14)
Discontinued operations	0.00	(0.01)

Net loss per share	$(0.05)	$(0.15)

Basic weighted average shares outstanding	18,096	17,554

Diluted weighted average shares outstanding	18,096	17,554

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Noncontrolling interest	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	15,609	$156	2,733	$27	$157,418	$(2,439)	$—	$(151,029)	$4,133

Cumulative effect of a change in accounting principle								936	936
Stock compensation and issuances	294	3			482				485
Stonehenge capital contribution					7,689				7,689
Warrants					85				85
Net loss								(892)	(892)

Balance at March 31, 2010	15,903	$159	2,733	$27	$165,674	$(2,439)	$—	$(150,985)	$12,436

Balance at December 31, 2008	15,609	$156	2,733	$27	$157,058	$(2,439)	$224	$(124,277)	$30,749
Stock compensation and issuances					61				61
Net loss							(1)	(2,644)	(2,645)

Balance at March 31, 2009	15,609	$156	2,733	$27	$157,119	$(2,439)	$223	$(126,921)	$28,165

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(892)	$(2,646)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization and depreciation	75	168
Gain on trade payable settlements	(770)	(333)
Amortization of stock compensation	—	61
Changes in operating assets and liabilities:
Restricted cash	(28)	(169)
Due from related parties	—	(77)
Real estate held for development and sale	7,911	3,419
Other assets	148	(48)
Accrued interest	—	1,233
Accounts payable and accrued liabilities	280	(711)

Net cash provided by operating activities	6,724	897

Cash flows from investing activities:
Purchase of property, plant and equipment	(4)	—

Net cash used in investing activities	(4)	—

Cash flows from financing activities:
Proceeds from notes payable	267	277
Payments on notes payable	(7,036)	(4,005)

Net cash used in financing activities	(6,769)	(3,728)

Net decrease in cash and cash equivalents	(49)	(2,831)
Cash and cash equivalents, beginning of period	1,085	5,977

Cash and cash equivalents, end of period	$1,036	$3,146

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$655	$1,233
Reduction in notes payable in connection with troubled debt restructuring	$7,689	$—
Increase in additional paid in capital in connection with troubled debt restructuring	$7,689	$—
Reduction in real estate held for development and sale in connection with deconsolidation of subsidiaries	$15,407	$—
Reduction in notes payable in connection with deconsolidation of subsidiaries	$15,893	$—
Reduction in accrued liabilities in connection with deconsolidation of subsidiaries	$449	$—
Increase in opening retained earnings in connection with deconsolidation of subsidiaries	$936	$—
Reduction in accrued liabilities in connection with issuance of stock compensation	$571	$—
Increase in class A common stock par value in connection with issuance of stock compensation	$3	$—
Increase in additional paid in capital in connection with issuance of stock compensation	$568	$—

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

The Company’s Class A common stock is traded on the NASDAQ Capital market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004. On April 20, 2010, the Company received notice from Nasdaq stating that the Company had regained compliance with the $1.00 minimum bid price requirement after its shares achieved a closing bid-price exceeding $1.00 for 10 consecutive days ending on April 19, 2010. The Company is now in compliance with all three NASDAQ continued listing requirements which are the minimum bid-price requirement, the market value of publicly held shares requirement and the minimum equity requirement.

The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. Over the past five years, the Company has developed, built and marketed single-family homes, townhouses and condominiums in the Washington D.C., Raleigh, N.C. and Atlanta, GA metropolitan markets. During 2006, new home sales in these markets began to slow and that trend significantly worsened in 2008 and 2009. In response to these conditions, the Company significantly reduced selling, general and administrative expenses in order to align its cost structure with the level of sales activity. The Company ceased land acquisition, land development and construction activities (except where required for near term sales) and offered for sale various developed lots and land parcels that the Company believed were not needed based on current absorption rates. Due primarily to foreclosure agreements entered into in 2009, the Company no longer controls any significant real estate positions in Raleigh, North Carolina. On November 13, 2009, three of the Company’s Atlanta, GA subsidiaries filed petitions to liquidate under chapter 7 of the U.S. bankruptcy code. On or about January 21, 2010, the United States Bankruptcy Court, Northern District of Georgia entered an order approving the trustee’s report of no distribution, discharged the trustee and closed the estate for all three subsidiary filings. As a result, the Company no longer controls any significant real estate positions in Atlanta, GA. During the three months ended March 31, 2010, the Company deconsolidated the entities that held the real estate assets and debt related to the Wachovia foreclosure agreement, which was entered into in 2009. See Note 14 for the details on the deconsolidation of these entities. The Company also provides certain management and administrative support services to certain related parties.

Liquidity Developments

In an effort to stabilize the Company, management spent much of 2009 focused on negotiating with lenders to eliminate and restructure debt which has temporarily limited our ability to pursue new business opportunities. Early in 2009, management formulated a Strategic Realignment Plan (the “Plan”) which identified real estate projects to be retained by the Company. The Company then worked to restructure the debt related to those core projects. The restructuring was completed in 2009 and has resulted in improved operating cash flow as the lenders have agreed to provide the Company with increased cash from proceeds as units are settled. This improved cash flow from settlements is contingent upon the Company settling a minimum of 10 units per quarter at Penderbrook and 9 units per quarter at Eclipse, on a cumulative basis. If the Company fails to maintain the minimum settlement requirements, while that would not be deemed an event of loan default, it would give the lenders the right to apply substantially all of the unit settlement proceeds to principal reduction. At March 31, 2010, the Company was in compliance with the minimum settlement requirements.

The Plan also identified real estate projects which it deemed to be non-essential to future growth. The strategic approach to debt secured by non-essential real estate projects was to pursue foreclosure agreements with the related lenders with the goal of transferring the real estate to the lender in return for a release from the related debt obligation. As detailed in the December 31, 2009 Form 10-K, the Company has made significant progress in that regard. As of March 31, 2010 the Company had successfully negotiated settlements with all of its lenders regarding the loans guaranteed by the Company and had reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $67.6 million at December 31, 2009 to $37.9 million at March 31, 2010. In most cases the Company has been released from the obligations under the loan in return for its agreement to cooperate in the bank’s foreclosure on the real estate assets securing the loan. In a limited number of cases, the Company provided the lenders with non-interest bearing deficiency notes with three year maturities in an amount equal to a fraction of the original debt. The balance of the deficiency notes at March 31, 2010 was $1.1 million.

Following is a summary of liquidity events anticipated in 2010:

•	As a result of the restructuring effort, the only debt service required in 2010 will be covered by, assuming we are able to maintain sales quotas, settlements of units or land parcels.

•

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17,100 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2,800. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On March 19, 2010, the Company’s subsidiary received a final judgment against Balfour in an amount of $11,963. On March 3, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12,500. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment under the Company’s loan agreement with KeyBank.

Based on the debt restructuring effort completed to date, we are anticipating that the combination of additional cash from settlement proceeds, the cash generated by our rental operations and the cash generated by sales of land parcels will be sufficient to sustain our operations through 2010. However, this outcome is primarily dependent upon our ability to meet the minimum settlement requirements specified by our lenders. If we are unable to meet these quotas, substantially all of the proceeds from any settlements will be retained by the lenders. We were in compliance with these settlement requirements at March 31, 2010. At March 31, 2010, we had $1.0 million in unrestricted cash and $3.3 million in restricted cash. Included in our restricted cash balance, to which we have no access currently, is a $3.0 million deposit with an insurance provider as security for future claims. Our access to external working capital is very limited and we have few other sources of cash as commercial banks and other unregulated lenders have experienced a liquidity crisis which has made funding for real estate investment extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, including any future construction and land development efforts.

If we are unable to maintain compliance with the cumulative minimum settlement requirements for an extended period of time, it would be necessary to seek waivers or additional loan modifications from the project lenders. If we were unable to secure such waivers or modifications, this would substantially reduce the amount

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

of cash generated through unit settlements and make it necessary for us to attempt to generate alternative sources of revenue to meet our operating cashflow requirements. To do so, we may have to seek to leverage the judgment award which we obtained against Balfour Beatty, attempt to sell our remaining parcels of land, seek to raise additional capital or seek to obtain additional financing to meet our operating cashflow requirements. If, in the absence of cashflow being generated from unit settlements, we were unable to generate additional capital through any of these alternative sources, we could deplete our cash reserves and may be forced to seek protections afforded under the bankruptcy code. There can be no assurance that in the event we were forced to seek bankruptcy protection that we would be able to reorganize and, in such an event, we could be forced to liquidate our assets.

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

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. In the normal course of business, dispositions of large land holdings can extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net book value may not be recoverable. During the third quarter of 2009, the Company executed a foreclosure agreement with Wachovia Bank in exchange for the Company’s agreement to cooperate in the bank’s foreclosure process on assets that secured the debt. Wachovia Bank had not foreclosed on the real estate assets as of March 31, 2010. However, with the Company’s January 1, 2010 adoption of SFAS No. 167, “Amendment to FASB Interpretation No. 46(R),” (codified in “ASC 810”), the Company concluded that it no longer possesses the controlling financial interest in the Wachovia assets, nor does it have an obligation to absorb losses that may be significant to the Company. As a result, the Company is no longer the primary beneficiary of the entities that carry the Wachovia assets. Therefore, the Company deconsolidated the entities, including the debt outstanding as of the effective date of the pronouncement. See Note 14 for details.

Difficult market conditions characterized by high unemployment, elevated supplies of unsold home inventory and increased price competition have continued to challenge the Company during the first quarter of 2010. This has resulted in flat sales prices, customer concessions, reduced gross margins and extended estimates for project completion dates. The Company evaluates its projects on a quarterly basis to determine if recorded carrying amounts are recoverable. For the three months ended March 31, 2010, the Company evaluated all 4 of its projects for impairment and the evaluation resulted in no impairment charges. As a result of this analysis, the Company believes that book value approximates fair value for all of its projects except for one project where the fair value exceeds the carrying value of $30,382.

For projects where the Company expects to continue sales, these impairment evaluations are based on discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, primarily estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the selection of a timeframe for sales in a community challenging, the Company has generally assumed sales prices equal to or less than current prices and the remaining lives of the communities were estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes to be an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on anecdotal information it has received from marketing its deals for sale in recent months. The Company has elected to use a rate of 17% in its discounted cash flow model, which is consistent with the discount rate used in prior periods as the Company’s cost of capital has not changed significantly. While the selection of a 17% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates were made. In recent months, market conditions affecting the Company’s Washington, D.C. area projects have improved, however, if market conditions deteriorate again, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

For projects where the Company expects to sell the remaining lots in bulk or convey the remaining lots to a lender where the loans have matured, the fair value is determined based on offers received from third parties, comparable sales transactions, and/or cash flow valuation techniques.

If the project meets the GAAP accounting criteria of held for sale, the project is valued at the lower of cost or fair value less estimated selling costs. At March 31, 2010, the Company had two projects with a carrying value of $32,925 that met these criteria. If the project sales are expected to extend over a period of time, the Company calculates fair value utilizing a discounted cash flow model as discussed above, although the Company would select a lower discount rate to reflect a reduced construction risk. No writedowns to fair value were recorded using this method during the three months ended March 31, 2010 or 2009.

Real estate held for development and sale consists of the following:

	March 31, 2010	December 31, 2009
Land and land development costs	$11,752	$28,173
Cost of construction (including capitalized interest and real estate taxes)	35,821	42,717

	$47,573	$70,890

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

3. WARRANTY RESERVE

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

	March 31, 2010	December 31, 2009
Balance at beginning period	$693	$1,031
Additions	23	116
Releases and/or charges incurred	(72)	(454)

Balance at end of period	$644	$693

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

4. CAPITALIZED INTEREST AND REAL ESTATE TAXES

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

	Three Months Ended March 31,
	2010	2009
Total interest incurred and capitalized	$—	$12

Interest expensed as a component of cost of sales	$964	$569

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

	Three Months Ended March 31,
	2010	2009
Total interest incurred and expensed for inactive projects	$700	$1,233
Total real estate taxes incurred and expensed for inactive projects	139	293
Total production overhead incurred and expensed for inactive projects	9	274

	848	1,800
Amounts reclassified to discontinued operations	—	(517)

	$848	$1,283

5. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the three months ended March 31, 2010 and 2009 are presented on the consolidated statement of operations. As a result of net losses during the three months ended March 31, 2010 and 2009, restricted stock awards, stock options and warrants were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Comprehensive income

For the three months ended March 31, 2010 and 2009, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

6. INCOME TAX

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

The Company is projecting a tax loss for the twelve months ended December 31, 2010. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at March 31, 2010. This results in a zero current income tax expense for the three months ended March 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three months ended March 31, 2010.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

7. STOCK REPURCHASE PROGRAM

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1,000 shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the twelve months ended December 31, 2006, the Company repurchased an aggregate of 391 shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased in 2007, 2008, 2009 or during the three months ended March 31, 2010. The Company has no immediate plans to repurchase any additional shares under the existing authorization.

8. COMMITMENTS AND CONTINGENCIES

Litigation

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17,100 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2,800. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On March 19, 2010, the Company’s subsidiary received a final judgment against Balfour in an amount of $11,963. On March 3, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12,500. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment under the Company’s loan agreement with KeyBank.

On December 30, 2009, Lawyers Title Insurance Corporation filed an indemnification claim against a Company subsidiary in an amount of $126, seeking reimbursement of fees and costs allegedly incurred as a result of mechanic’s liens improperly filed by Balfour Beatty at The Eclipse on Center Park Condominium project. The Company subsidiary disputes the allegations and intends to vigorously defend the claim. A trial in the matter is scheduled for October 2010.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. Although in some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds, we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At March 31, 2010 the Company has issued $624 in letters of credit and $3,858 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

9. RELATED PARTY TRANSACTIONS

The Company entered into a lease agreement for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia with Comstock Asset Management, L.C., and (CAM) an entity wholly owned by Christopher Clemente. In October 2007, the lease agreement was amended decreasing the total square footage from 24.1 to 17.1 and extending the term to four years through September 2011. For the three months ended March 31, 2010 and 2009, total payments made under this lease agreement were $97 and $141, respectively. During the second quarter of 2009, the Company began deferring a portion of the base salary payments to executive officers Chris Clemente and Greg Benson. At March 31, 2010 the balance of the deferred compensation is $394.

On or about January 15, 2010, Comstock Property Management, L.C. (“CPM”), a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), has agreed to enter into a new three year lease with CAM, for the use of approximately 8.2 square feet of office space at the Company’s existing headquarters (the “Lease”). Pursuant to the terms of a separate early termination of Lease by and between CAM and the Company (the “Lease Termination”), the Company has agreed to surrender approximately 15.7 square feet of space to CAM in exchange for (i) CPM’s agreement to enter into the Lease for the reduced space and at a reduced rate; and (ii) the issuance of a warrant to purchase up to 55 shares of the Company’s Class A common stock at a strike price equal to the average of the closing stock price for the twenty days immediately preceding the effective date of the Lease Termination in exchange for the forgiveness of approximately $110 in delinquent rent. The fair value of the 55 warrants was $25 which resulted in a gain of $85 recorded in the first quarter of 2010.

The Company is party to agreements with I-Connect, L.C. (I-Connect), a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology and website consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For the three months ended March 31, 2010 and 2009, total payments made under this agreement were $24 and $19, respectively. Although I-Connect has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time and has reduced the amount due from us under the agreements.

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

See Note 11 for disclosure of a related party transaction with Stonehenge Funding, LLC.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

10. DISCONTINUED OPERATIONS

As described in Note 14, as of January 1, 2010, the company deconsolidated its remaining real estate held for development and sale inventory in its Atlanta, GA and Raleigh, N.C. markets. The Company has historically reported this business as the Southeast region. The deconsolidated inventory constitutes all of the Company’s assets in the Southeast region. As such, the results of operations associated with the Southeast region are included as a discontinued operation.

As the Southeast region represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to present this business segment as discontinued operation. Costs and expenses directly associated with this business have been reclassified as discontinued operations in the consolidated statements of operations. Corporate expenses such as general corporate overhead have not been allocated to discontinued operations. Interest expense in cost of sales was zero and $38 for the three months ended March 31, 2010 and 2009, respectively. No interest was incurred and capitalized during the three months ended March 31, 2010 or March 31, 2009.

Summarized financial information for the Southeast region is set forth below:

	Three Months Ended March 31,
	2010	2009
Revenue from homebuilding	$—	$566
Cost of sales	—	15
Selling, general and administrative	—	(218)
Interest, real estate taxes and indirect costs related to inactive projects	—	(517)
Other expense	—	(4)

Loss from discontinued operations	$—	$(158)

No tax expense or benefit was recorded for the three months ended March 31, 2009. Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with the respective data in the consolidated statement of operations.

As a result of the deconsolidation of the Atlanta, GA and Raleigh, N.C. assets, the Company’s Washington, D.C. operation is its only reportable segment.

11. TROUBLED DEBT RESTRUCTURING

On February 12, 2010 the Company executed a loan modification agreement with Stonehenge Funding (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, with respect to approximately $9.0 million of unsecured debt. Under the terms of the agreement, Stonehenge agreed to forgive $4.5 million of the principal balance due from the Company, reducing the remaining principal balance by fifty percent (50%) to $4.5 million; and to forgive all past due interest, late fees and penalties accruing through the date of the agreement. The agreement further provides that effective January 1, 2010, the interest rate is reduced by approximately fifty percent (50%) to 300 basis points above the one year LIBOR rate. Stonehenge may, on a quarterly basis, elect to receive stock of the Company (or warrants for the purchase thereof) in an amount equal to the value of the scheduled interest payment. Stonehenge has also agreed to eliminate or forbear upon the enforcement of all financial covenants. The maturity date of the debt remains unchanged at March 14, 2013. The negotiations regarding the loan modification agreement were handled by the independent members of the board of directors of the Company. The gain on this transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470.

Principal amount of debt prior to restructure	$9,000
Interest	3,743

Carrying amount of debt at December 31, 2009	12,743
Less: principal amount of debt after restructure	4,500
Less: future interest liability	554

Gain on troubled debt restructuring	$7,689

Cancellation of indebtedness by a related party is accounted for as a capital contribution. As a result, the gain on troubled debt restructuring of $7,689 was credited to additional paid in capital during the three months ended March 31, 2010. At March 31, 2010 the Company had $5,054 outstanding to Stonehenge Funding, which represents the December 31, 2009 balance of $12,743 less the gain on troubled debt restructuring of $7,689 recognized in the first quarter of 2010.

12. SUBSEQUENT EVENTS

On April 20, 2010 the Company received notification from NASDAQ that it has regained compliance with the $1.00 minimum bid-price requirement after its shares achieved a closing bid-price exceeding $1.00 for 10 consecutive days on April 19, 2010. The Company is now in compliance with all three NASDAQ continued listing requirements which are the minimum bid-price requirement, the market value of publicly held shares requirement and the minimum equity requirement.

13. CREDIT FACILITIES

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. As of March 31, 2010, maturities and/or curtailment obligations of all of our borrowings are as follows:

Past due	263
2010	9,625
2011	17,997
2012	1,101
2013	5,054
2014 and thereafter	3,839

Total	$37,879

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

All of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At March 31, 2010, the one-month LIBOR and prime rates of interest were 0.25% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.5% to 15.2%. During the past twelve months, these rates were relatively stable. Based on current operations, as of March 31, 2010, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.4 million in a fiscal year. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, at March 31, 2010 our outstanding debt by lender was as follows:

Bank	Balance as of 3/31/10	Recourse
KeyBank	$16,781	Secured
Wachovia	205	Unsecured
Guggenheim Capital Partners	9,801	Secured
M&T Bank – Cascades	1,016	Secured
M&T Bank	495	Secured
Cornerstone	400	Unsecured
Bank of America	3,739	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	32,825
Due to affiliates – Stonehenge Funding	5,054	Unsecured

Total	$37,879

At March 31, 2010 the Company had $16.8 million outstanding to KeyBank under a credit facility secured by the Company’s Eclipse project. Under the terms of the note there is an interest reserve which represents the amount by which we can avoid cash payments of future monthly interest obligations by adding them to the principal balance. At March 31, 2010 the available balance in the interest reserve was approximately $1.4 million. While there are no financial covenants associated with the loan, there are curtailment requirements which the Company has been covering with the proceeds from settlements at the Eclipse project. The interest rate is the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with accelerated releases equal to fifteen percent of the net sales price. However, these accelerated releases are subject to meeting a cumulative minimum sales requirement of nine (9) units per quarter. Failure to meet the cumulative minimum sales requirement will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain the entire net sales price of sold units. On March 17, 2010 the Company completed the sale of land at its Station View project located in Loudoun County, Virginia for $2.8 million. Since the KeyBank debt is secured by the Potomac Yard project and the Station View land, the Company made a $2.2 million principal payment to Key Bank related to the Station View sale.

At March 31, 2010 the Company had approximately $9.8 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company subsequently entered into a loan modification and forbearance agreement whereby Guggenheim agreed to forgo any remedies it may have had with respect to the alleged default. On September 16, 2009 the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forebear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements of three (3) units per month and ten (10) units per quarter. However, if the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. The Company has met the minimum sales requirement as of March 31, 2010.

As of March 31, 2010, $5.1 million was outstanding to Stonehenge Funding (“Stonehenge”), which includes its principal amount of $4.5 million plus the total estimated future interest payments of $0.6 million. See details at Note 11.

At March 31, 2010 the Company had $1.5 million outstanding to M&T Bank. On September 28, 2009 the Company entered into a series of agreements with M&T with respect to the $7.6 million of outstanding debt plus accrued interest and late fees. As a result of the agreements, the Belmont Bay loan, with a principal balance of $6.1 million plus $0.5 million of accrued interest and fees, was released in its entirety and the Cascades Loan, with a principal balance of $1.0 million, was extended through January 31, 2011. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont Loan in the amount of $0.5 million with a three-year maturity secured by the Cascades Project. Under the terms of the agreements, M&T Bank agreed to extend the maturity date of the Cascades Loan by forbearing on enforcing its rights with respect to collection of the debt until January 31, 2011. The Company also agreed to commence current payment of interest due M&T Bank related to the current principal balance of the Cascades Loan. The Cascades Project contains a total of 191 condominium units with the first phase of the Cascades Project (88 units) being completed by the Company in 2007.

At March 31, 2010, the Company had $3.7 million outstanding to Bank of America (“BOA”) in a 10-year unsecured note. In February 2010, the Company announced that it had reached an agreement in principle with BOA regarding the modification of the note’s curtailment terms. In connection therewith, the Company agreed to pay an extension fee of $100 and BOA agreed to delay for one year, until January 2011, the commencement of interest payments. The maturity date remains unchanged at December 28, 2018.

14. DECONSOLIDATION OF SUBSIDIARIES

On August 17, 2009 the Company entered into a foreclosure agreement (“Agreement”) with Wachovia Bank with respect to approximately $17.8 million of secured debt, accrued interest and fees. Under the terms of the Agreement, the Company agreed to cooperate with Wachovia with respect to its foreclosure on certain of

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

the Company’s real estate assets. In return, Wachovia agreed to release the Company from their obligations and guarantees relating to the $17.8 million of indebtedness contemporaneous with the execution by the Company of a non-interest bearing, unsecured deficiency note payable to Wachovia in the amount of approximately $1.8 million. The deficiency note was reduced by the principal payments related to certain homes sold by the Company. As of December 31, 2009 the deficiency note balance was $205 and the debt from which the Company was released upon deconsolidation of the assets was $15.9 million.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (codified in “ASC 810”). ASC 810 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 was adopted by the Company on January 1, 2010. As a result of the adoption of this new accounting principle, the Company determined that it was no longer the primary beneficiary of the variable interest entities that held the real estate assets and related Wachovia debt. This conclusion was based on the Company’s loss of power, as a result of the foreclosure agreement, to direct the development and sale activities most significant to the economic performance of the entities whose primary asset is the land. Further, as a result of the foreclosure agreement, the Company has been relieved of any obligations with respect to the assets of the property and will not participate in any of the profits or losses related to the ultimate disposition of the property. The Company’s obligations are limited to the $205 deficiency note (which is an obligation of the parent not the subsidiary) and certain warranty liabilities described below. As these gains or losses will be absorbed by Wachovia, it appears that they have the controlling financial interest and an obligation to absorb losses that may be significant to the variable interest entities. Since the Company is no longer the primary beneficiary of the variable interest entities, it is required to deconsolidate them, including the debt outstanding collateralized by the real estate assets as of January 1, 2010, the effective date of the pronouncement. In accordance with ASC 810, the Company recognized a gain on the deconsolidation measured as the difference between the carrying value of the net liabilities deconsolidated and their fair value which was deemed to be zero. The Company has recognized a noncontrolling interest of $123 related to warranty reserves on previously sold homes for which the Company is still responsible. This amount has been included in accounts payable and other liabilities. As required by the transition provisions of ASC 810, the gain has been recorded as a cumulative effect of a change in accounting principle to opening retained earnings. The amount of the gain is calculated in the table below:

Fair value of consideration received	$—
Fair value of any retained noncontrolling investment in former subsidiaries	123
Carrying amount of any noncontrolling interest in the former subsidiaries	(123)

Total consideration received	—
Carrying amount of former subsidiaries net liabilities	936

Gain on deconsolidation of subsidiaries	$936

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes thereto appearing elsewhere in the this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2009, appearing in our Annual Report on Form 10-K for the year then ended (the “2009 Form 10-K”).

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Form 10-K filed for the fiscal year ended December 31, 2009. Our actual results could differ materially from these projected or suggested by the forward-looking statements.

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

Overview

Comstock is a multi-faceted real estate development company engaged in the development of for-sale residential and mixed use products. Our substantial experience in building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments has positioned Comstock as a prominent real estate developer and home builder in the Washington, D.C. market place. References in this Form 10-Q to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our business was founded in 1985 as a residential land developer and home builder focused on the Northern Virginia suburbs of the Washington, D.C area. In the 1990’s we expanded our business to include home building operations in Maryland and North Carolina and a title insurance agency in Virginia. Prior to our initial public offering in December 2004, we operated our business through multiple holding companies each focused on a distinct geographic area or business operation. In connection with our initial public offering, these primary holding companies were consolidated and merged into Comstock Homebuilding Companies, Inc., which was incorporated in Delaware in May 2004. Subsequent to our initial public offering, we conducted our operations through wholly owned subsidiaries. Comstock Homes is the brand name of our for sale home building operations. Comstock Communities is the brand name we use for our residential rental property operations. Since our founding in 1985, and as of March 31, 2010, we have built and delivered more than 5,200 homes generating total revenue in excess of $1.5 billion.

Our core market of Washington, D.C. has experienced significant job and population growth over the past two decades, creating demand for a wide range of housing products. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We have built homes in suburban communities, where we focus on low density products such as single family detached homes, and in urban areas, where we focus on high density multi-family and mixed use products. We develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Currently we operate only in the Washington, D.C. market where we target first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market. In 2007, 2008, and 2009 the average price of the homes we delivered was $263,000, $300,000, and $289,000, respectively. For the three months ended March 31, 2010, the average price of the homes we delivered was $356,000.

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

With market conditions remaining difficult as 2009 began and liquidity becoming an increasing concern, we established our Strategic Realignment Plan. This Plan was designed to eliminate debt, further reduce expenses, enhance our balance sheet, conserve cash, and protect our key Washington, D.C. market assets. By the end of 2009 we successfully renegotiated all secured debt obligations and reduced total debt to $67.6 million as of December 31, 2009. We completed the final steps of our Strategic Realignment Plan in early 2010 by restructuring our debt with Stonehenge Funding, LC and securing debt interest payment deferral with Bank of America. Due to the adoption of a new accounting principle, we deconsolidated the assets and debt related to the Wachovia foreclosure agreement in Q1 2010 thereby reducing our total debt at March 31, 2010 to $37.9 million.

In keeping with our defensive strategy we did not purchase any land in 2008 or 2009, and we completed our exit from the Charlotte, North Carolina, Myrtle Beach, South Carolina, and Atlanta, Georgia markets and suspended our operations in the Raleigh, North Carolina market. We also eliminated all spec inventory (other than those units held as rental properties) and disposed of properties where we believed market conditions did not warrant protecting the asset. We reduced debt, reduced general and administrative expenses (from $37.5 million in 2006 to $8.1 million in 2009), enhanced operating cashflow, and protected key properties in the Washington, D.C. area around which we will seek to rebuild our business.

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

Further, we believe the recent court decision resulting in our favor regarding litigation we brought against the general contractor on our Eclipse high-rise condominium project in Arlington, Virginia will ultimately enhance liquidity and reduce indebtedness to KeyBank, once any appeal of the award by the defendant concludes.

The homebuilding industry continues to experience demand levels well below the record levels experienced in 2005. Although market conditions are showing signs of improvement, as compared to 2009, demand continues to be well below the robust levels experienced earlier in this decade. The economic recession and the well documented turmoil in the financial markets continue to create challenging market conditions for most industries. Among the challenges facing the home building industry is availability of capital, availability of mortgage financing, increased levels of existing home inventory fueled by foreclosures, and reduced demand for new homes. Nonetheless, we believe that having achieved the major objectives of our Strategic Realignment Plan that Comstock is now well positioned to get back to work seeking to capitalize on opportunities that we believe are emerging in the stabilizing Washington, D.C. market. Comstock’s ability to navigate the turmoil has been a result of the commitment to success and dedication of every member of the Comstock team, as well as the strong relationships we have built over the years with our lenders, suppliers, subcontractors, and customers.

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

At March 31, 2010, we either owned or controlled approximately 264 building lots. The following table summarizes certain information related to new orders, settlements, and backlog for the three month period ended March 31, 2010 and 2009:

Three months ended March 31, 2010
Washington DC Metro
Gross new orders	19
Cancellations	1
Net new orders	18
Gross new order revenue	$6,499
Cancellation revenue	$445
Net new order revenue	$6,054
Average gross new order price	$342
Settlements	16
Settlement revenue—homebuilding	$5,693
Average settlement price	$356
Backlog units	5
Backlog revenue	$1,880
Average backlog price	$376

Three months ended March 31, 2009
Gross new orders	12
Cancellations	—
Net new orders	12
Gross new order revenue	$5,614
Cancellation revenue	$—
Net new order revenue	$5,614
Average gross new order price	$468
Settlements	8
Settlement revenue—homebuilding	$4,160
Average settlement price	$520
Backlog units	7
Backlog revenue	$2,189
Average backlog price	$313

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We currently have communities in four counties throughout the Washington, D.C. market. The following table summarizes certain information for our current and communities as of March 31, 2010:

	As of March 31, 2010
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Average New Order Revenue to Date
Emerald Farm	MD	SF	84	78	—	6	$452,347
Commons on Potomac Sq - Cascades	VA	Condo	191	88	—	103	231,891
Penderbrook (1)	VA	Condo	424	334	2	88	252,102
Eclipse at Potomac Yard (1)	VA	Condo	465	400	3	62	405,992

Total			1,164	900	5	259	$335,923

(1)	“Active” communities are open for sales.
(2)	“SF” means single family home and “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Orders, cancellations and backlog

Gross new order revenue for the three months ended March 31, 2010 increased $0.9 million, or 16.1%, to $6.5 million on 19 homes as compared to $5.6 million on 12 homes for the three months ended March 31, 2009. Net new order revenue for the quarter ended March 31, 2010 was $6.1 million on 18 homes as compared to $5.6 million on 12 homes for the quarter ended March 31, 2009. Average gross new order revenue per unit for the three months ended March 31, 2010 decreased $126,000 to $342,000, as compared to $468,000 for the three months ended March 31, 2009. This decrease is due to all orders in the first quarter of 2010 were for condominium units whereas orders in the first quarter of 2009 included single family homes and condominium units.

As a result of winding down our divisions in the Atlanta, GA and Raleigh, N.C. markets, we began 2010 with two Washington, D.C. condominium projects where we have units available for sale and settlement: Penderbrook Square in Fairfax, VA and Eclipse at Potomac Yard in Arlington, VA. Our other two Washington, D.C. projects, Cascades in Loudoun County, VA and Emerald Farm in Frederick County, MD, are land positions in varying states of readiness. Therefore, we were only able to generate orders and backlog at the two condominium projects in the first quarter of 2010. At March 31 2010, we had two units in backlog at Penderbrook and three units in backlog at Eclipse. The decrease in backlog at is attributable to current market conditions in the homebuilding industry which are characterized by a general excess supply of homes available for sale, reduced buyer confidence and elevated levels of unemployment.

Revenue – homebuilding

The number of homes delivered for the three months ended March 31, 2010 increased to 16 as compared to 8 homes delivered for the three months ended March 31, 2009. Average revenue per home delivered decreased by approximately $164,000 or 31.5% to $356,000 for the three months ended March 31, 2010 as compared to $520,000 for the three months ended March 31, 2009. Again, this decrease is due to all orders in the first quarter of 2010 were for condominium units whereas orders in the first quarter of 2009 included single family homes and condominium units. Further, we settled no units at Penderbrook in Q1 2009 versus settling 7 Penderbrook units in Q1 2010. As the Penderbrook units are priced for first time buyers, the units settled in 2010 reduce the average revenue per home delivered.

Revenue from homebuilding increased by $1.5 million, or 35.7%, to $5.7 million for the three months ended March 31, 2010 as compared to $4.2 million for the three months ended March 31, 2009. This is primarily due to 16 homes were settled in Q1 2010 versus 8 settled in Q1 2009.

Revenue- other

Other revenue for the three months ended March 31, 2010 increased by $2.6 million to $3.4 million, as compared to $0.8 million for the three months ended March 31, 2009. Other revenue for the three months ended March 31, 2010 includes $2.8 million related to the sale of land at our Station View project in Q1 2010. Rental revenue from our Penderbrook and Eclipse communities in Q1 2010 was $0.6 million as compared to $0.7 million in Q1 2009.

Cost of Sales

Cost of sales for the three months ended March 31, 2010 increased by $1.6 million, or 39.0%, to $5.7 million, or 100.0% of homebuilding revenue, as compared to $4.2 million, also 100.0% of homebuilding revenue, for the three months ended March 31, 2009. The absence of gross margin in the first quarter of 2010 is a result of our minimum unit settlement requirements in the KeyBank and Guggenheim loan agreements. We are required to settle 9 units a quarter at our Potomac Yard project and 10 units a quarter at our Penderbrook project. With the severity of the weather in Q1 2010, complying with these covenants required us to sell units at prices which eroded our Q1 2010 margins.

Selling, general and administrative

Selling general and administrative expenses for the three months ended March 31, 2010 decreased $0.5 million or 25.0% to $1.5 million, as compared to $2.0 million for the three months ended March 31, 2009. The reduction is attributable to decreased salary, bonus and other personnel related expenses in conjunction with a continuing effort to make strategic reductions in personnel and related costs. We had 31 employees at March 31, 2010 versus 52 at March 31, 2009. Cost reduction initiatives have also resulted in decreases in office rent, legal, accounting and consulting expenses.

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

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the three months ended March 31, 2010, all of the Company’s projects were determined to be inactive for accounting purposes. The decrease in interest incurred and expensed for inactive projects is due to the reduction in the Company’s indebtedness. Real estate tax expense has decreased as the Company’s inventory of real estate assets decreases. As real estate development and construction activities have ceased, production overhead has also decreased. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the statement of operations related to the inactivation of certain real estate projects held for development and sale ($000s):

	Three Months Ended March 31,
	2010	2009
Total interest incurred and expensed for inactive projects	$700	$1,233
Total real estate taxes incurred and expensed for inactive projects	139	293
Total production overhead incurred and expensed for inactive projects	9	274

	848	1,800
Amounts reclassified to discontinued operations	—	(517)

	$848	$1,283

Discontinued operations

As described in Note 14 to the consolidated financial statements, as of January 1, 2010, the company deconsolidated its remaining real estate held for development and sale inventory in its Atlanta, GA and Raleigh, N.C. markets. The Company has historically reported this business as the Southeast region. The deconsolidated inventory constitutes all of the Company’s assets in the Southeast region. As such, the results of operations associated with the Southeast region are included as a discontinued operation.

As the Southeast region represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to present this business segment as discontinued operation. Costs and expenses directly associated with this business have been reclassified as discontinued operations in the consolidated statements of operations. Corporate expenses such as general corporate overhead have not been allocated to discontinued operations. Interest expense in cost of sales was zero and $0.4 million, for the three months ended March 31, 2010 and 2009, respectively. No interest was incurred and capitalized during the three months ended March 31, 2010 or March 31, 2009, respectively.

Summarized financial information for the Southeast region is set forth below ($000’s):

	Three Months Ended March 31,
	2010	2009
Revenue from homebuilding	$—	$566
Cost of sales	—	15
Selling, general and administrative	—	(218)
Interest, real estate taxes and indirect costs related to inactive projects	—	(517)
Other expense	—	(4)

Loss from discontinued operations	$—	$(158)

No tax expense or benefit was recorded for the three months ended March 31, 2009. Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with the respective data in the consolidated statement of operations.

As a result of the deconsolidation of the Atlanta, GA and Raleigh, N.C. assets, the Company’s Washington, D.C. operation is its only reportable segment.

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

The Company is projecting a tax loss for the twelve months ended December 31, 2010. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at March 31, 2010. This results in a zero current income tax expense for the three months ended March 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three months ended March 31, 2010.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

Liquidity and Capital Resources

In an effort to stabilize the Company, management spent much of 2009 focused on negotiating with lenders to eliminate and restructure debt which has temporarily limited our ability to pursue new business opportunities. Early in 2009, management formulated a Strategic Realignment Plan (the “Plan”) which identified real estate projects to be retained by the Company. The Company then worked to restructure the debt related to those core projects. The restructuring was completed in 2009 and has resulted in improved operating cash flow as the lenders have agreed to provide the Company with increased cash from proceeds as units are settled. This improved cash flow from settlements is contingent upon the Company settling a minimum of 10 units per quarter at Penderbrook and 9 units per quarter at Eclipse, on a cumulative basis. If the Company fails to maintain the minimum settlement requirements, while that would not be deemed an event of loan default, it would give the lenders the right to apply substantially all of the unit settlement proceeds to principal reduction. At March 31, 2010, the Company was in compliance with the minimum settlement requirements.

The Plan also identified real estate projects which it deemed to be non-essential to future growth. The strategic approach to debt secured by non-essential real estate projects was to pursue foreclosure agreements with the related lenders with the goal of transferring the real estate to the lender in return for a release from the related debt obligation. As detailed in the December 31, 2010 Form 10-K, the Company has made significant progress in that regard. As of March 31, 2010 the Company had successfully negotiated settlements with all of its lenders regarding the loans guaranteed by the Company and had reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $67.6 million at December 31, 2009 to $37.9 million at March 31, 2010. In most cases the Company has been released from the obligations under the loan in return for its agreement to cooperate in the bank’s foreclosure on the real estate assets securing the loan. In a limited number of cases, the Company provided the lenders with non-interest bearing deficiency notes with three year maturities in an amount equal to a fraction of the original debt. The balance of the deficiency notes at March 31, 2010 was $1.1 million.

Following is a summary of liquidity events anticipated in 2010:

•	As a result of the restructuring effort, the only debt service required in 2010 will be covered by, assuming we are able to maintain sales quotas, settlements of units or land parcels.

•

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552,000 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On March 19, 2010, the Company’s subsidiary received a final judgment against Balfour in an amount of $11.9 million. On March 3, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment under the Company’s loan agreement with KeyBank.

Based on the debt restructuring effort completed to date, we are anticipating that the combination of additional cash from settlement proceeds, the cash generated by our rental operations and the cash generated by sales of land parcels will be sufficient to sustain our operations through 2010. However, this outcome is primarily dependent upon our ability to meet the minimum settlement requirements specified by our lenders. If we are unable to meet these quotas, substantially all of the proceeds from any settlements will be retained by the lenders. We were in compliance with these settlement requirements at March 31, 2010. At March 31, 2010, we had $1.0 million in unrestricted cash and $3.3 million in restricted cash. Included in our restricted cash balance, to which we have no access currently, is a $3.0 million deposit with an insurance provider as security for future claims. Our access to external working capital is very limited and we have few other sources of cash as commercial banks and other unregulated lenders have experienced a liquidity crisis which has made funding for real estate investment extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, including any future construction and land development efforts.

If we are unable to maintain compliance with the cumulative minimum settlement requirements for an extended period of time, it would be necessary to seek waivers or additional loan modifications from the project lenders. If we were unable to secure such waivers or modifications, this would substantially reduce the amount of cash generated through unit settlements and make it necessary for us to attempt to generate alternative sources of revenue to meet our operating cashflow requirements. To do so, we may have to seek to leverage the judgment award which we obtained against Balfour Beatty, sell our remaining parcels of land, seek to raise additional capital or seek to obtain additional financing to meet our operating cashflow requirements. If, in the absence of cashflow being generated from unit settlements, we were unable to generate additional capital through any of these alternative sources, we could deplete our cash reserves and may be forced to seek protections afforded under the bankruptcy code. There can be no assurance that in the event we were forced to seek bankruptcy protection that we would be able to reorganize and, in such event, we could be forced to liquidate our assets.

Credit Facilities

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. As of March 31, 2010, maturities and/or curtailment obligations of all of our borrowings are as follows ($000’s):

Past due	263
2010	9,625
2011	17,997
2012	1,101
2013	5,054
2014 and thereafter	3,839

Total	$37,879

All of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At March 31, 2010, the one-month LIBOR and prime rates of interest were 0.25% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.5% to 15.2%. During the past twelve months, these rates were relatively stable. Based on current operations, as of March 31, 2010, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.4 million in a fiscal year. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

In the past the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, at March 31, 2010 our outstanding debt by lender was as follows ($000’s):

Bank	Balance as of 3/31/10	Recourse
KeyBank	$16,781	Secured
Wachovia	205	Unsecured
Guggenheim Capital Partners	9,801	Secured
M&T Bank – Cascades	1,016	Secured
M&T Bank	495	Secured
Cornerstone (Haven Trust)	400	Unsecured
Bank of America	3,739	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	32,825
Due to affiliates – Stonehenge Funding	5,054	Unsecured

Total	$37,879

At March 31, 2010 the Company had $16.8 million outstanding to KeyBank under a credit facility secured by the Company’s Eclipse project. Under the terms of the note there is an interest reserve which represents the amount by which we can avoid cash payments of future monthly interest obligations by adding them to the principal balance. At March 31, 2010 the available balance in the interest reserve was approximately $1.4 million. While there are no financial covenants associated with the loan, there are curtailment requirements which the Company has been covering with the proceeds from settlements at the Eclipse project. The interest rate is the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with accelerated releases equal to fifteen percent of the net sales price. However, these accelerated releases are subject to meeting a cumulative minimum sales requirement of nine (9) units per quarter. Failure to meet the cumulative minimum sales requirement will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain the entire net sales price of sold units. On March 17, 2010 the Company completed the sale of land at its Station View project located in Loudoun County, Virginia for $2.8 million. Since the KeyBank debt is secured by the Potomac Yard project and the Station View land, the Company made a $2.2 million principal payment to Key Bank related to the Station View sale.

At March 31, 2010 the Company had approximately $9.8 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company subsequently entered into a loan modification and forbearance agreement whereby Guggenheim agreed to forgo any remedies it may have had with respect to the alleged default. On September 16, 2009 the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forebear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements of three (3) units per month and ten (10) units per quarter. However, if the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. The Company has met the minimum sales requirement as of March 31, 2010.

As of March 31, 2010, $5.1 million was outstanding to Stonehenge Funding (“Stonehenge”), which includes its principal amount of $4.5 million plus the total estimated future interest payments of $0.6 million. See details at Note 11 to consolidated financial statements.

At March 31, 2010 the Company had $1.5 million outstanding to M&T Bank. On September 28, 2009 the Company entered into a series of agreements with M&T with respect to the $7.6 million of outstanding debt plus accrued interest and late fees. As a result of the agreements, the Belmont Bay loan, with a principal balance of $6.1 million plus $0.5 million of accrued interest and fees, was released in its entirety and the Cascades Loan, with a principal balance of $1.0 million, was extended through January 31, 2011. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont Loan in the amount of $0.5 million with a three-year maturity secured by the Cascades Project. Under the terms of the agreements, M&T Bank agreed to extend the maturity date of the Cascades Loan by forbearing on enforcing its rights with respect to collection of the debt until January 31, 2011. The Company also agreed to commence current payment of interest due M&T Bank related to the current principal balance of the Cascades Loan. The Cascades Project contains a total of 191 condominium units with the first phase of the Cascades Project (88 units) being completed by the Company in 2007.

At March 31, 2010, the Company had $3.7 million outstanding to Bank of America (“BOA”) in a 10-year unsecured note. In February 2010, the Company announced that it had reached an agreement in principle with BOA regarding the modification of the note’s curtailment terms. In connection therewith, the Company agreed to pay an extension fee of $0.1 million and BOA agreed to delay for one year, until January 2011, the commencement of interest payments. The maturity date remains unchanged at December 28, 2018.

Cash Flow

Net cash provided by operating activities was $6.7 million for the three months ended March 31, 2010 as compared to $0.9 million for the three months ended March 31, 2009. The primary source of cash provided by operating activities was the sale of real estate assets.

Net cash used in financing activities was $6.8 million for the three months ended March 31, 2010 as compared to $3.7 million for the three months ended March 31, 2009. Repayments of indebtedness, from the proceeds of unit settlements and the sale of the Station View land, was the primary use of cash in financing activities.

Subsequent Events

On April 20, 2010 the Company received notification from the NASDAQ that it has regained compliance with the $1.00 minimum bid-price requirement after its shares achieved a closing bid-price exceeding $1.00 for 10 consecutive days on April 19, 2010. The Company is now in compliance with all three NASDAQ continued listing requirements which are the minimum bid-price requirement, the market value of publicly held shares requirement and the minimum equity requirement.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (codified in “ASC 810”). ASC 810 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 was effective for the Company’s fiscal year beginning January 1, 2010 and resulted in the deconsolidation of subsidiaries as discussed in Note 14 to the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2010 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2009.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. All of our debt is variable rate based on LIBOR and prime rate, and therefore, affected by changes in market interest rates. Based on current operations, as of March 31, 2010, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $0.4 million in a fiscal year, which would be expensed as incurred if the project is inactive. As a result, the effect on net income could be immediate if the variable rate debt was related to projects classified for accounting purposes as inactive. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price option contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552,000 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On March 19, 2010, the Company’s subsidiary received a final judgment against Balfour in an amount of $11.9 million. On March 3, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment under the Company’s loan agreement with KeyBank.

On December 30, 2009, Lawyers Title Insurance Corporation filed an indemnification claim against a Company subsidiary in an amount of $126,000 seeking reimbursement of fees and costs allegedly incurred as a result of mechanic’s liens improperly filed by Balfour Beatty at The Eclipse on Center Park Condominium project. The Company subsidiary disputes the allegations and intends to vigorously defend the claim. A trial in the matter is scheduled for October 2010.

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

We previously disclosed risk factors under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these risk factors.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: May 14, 2010	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Date: May 14, 2010	By:	/S/ JEFFREY R. DAUER
Jeffrey R. Dauer
Chief Financial Officer