Form 10-Q
period 2010-06-30
Comstock Homebuilding Companies, Inc.
filed 2010-08-13
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, 16,030,745 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$747	$1,085
Restricted cash	3,132	3,249
Real estate held for development and sale	42,146	70,890
Property, plant and equipment, net	64	144
Other assets	1,906	1,963

TOTAL ASSETS	$47,995	$77,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$3,214	$5,579
Notes payable - secured by real estate held for development and sale	24,668	50,530
Notes payable - due to affiliates, unsecured	5,054	12,743
Notes payable - unsecured	4,391	4,346

TOTAL LIABILITIES	37,327	73,198

Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 16,078,478 and 15,608,438 issued and outstanding, respectively	161	156
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	165,747	157,418
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(152,828)	(151,029)

TOTAL EQUITY	10,668	4,133

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,995	$77,331

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Revenue - homebuilding	$5,919	$1,777	$11,613	$5,936
Revenue - other	509	829	3,955	1,626

Total revenue	6,428	2,606	15,568	7,562
Expenses
Cost of sales - homebuilding	5,673	1,287	11,364	5,448
Cost of sales - other	413	257	3,285	573
Impairments and write-offs	—	15,351	—	15,351
Selling, general and administrative	1,405	2,228	2,861	4,267
Interest, real estate taxes and indirect costs related to inactive projects	821	1,310	1,670	2,592

Operating loss	(1,884)	(17,827)	(3,612)	(20,669)
Other (income) loss, net	(41)	87	(877)	(270)

Loss from continuing operations before income taxes	(1,843)	(17,914)	(2,735)	(20,399)
Income taxes expense	—	—	—	1

Loss from continuing operations	(1,843)	(17,914)	(2,735)	(20,400)
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(9,829)	—	(9,988)

Net loss	$(1,843)	$(27,743)	$(2,735)	$(30,388)

Basic loss per share
Continuing operations	$(.10)	$(1.02)	$(.15)	$(1.16)
Discontinued operations	—	(.56)	—	(.57)

Net loss per share	$(.10)	$(1.58)	$(.15)	$(1.73)

Diluted loss per share
Continuing operations	$(.10)	$(1.02)	$(.15)	$(1.16)
Discontinued operations	—	(.56)	—	(.57)

Net loss per share	$(.10)	$(1.58)	$(.15)	$(1.73)

Basic weighted average shares outstanding	18,365	17,554	18,231	17,554

Diluted weighted average shares outstanding	18,365	17,554	18,231	17,554

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Noncontrolling interest	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	15,609	$156	2,733	$27	$157,418	$(2,439)	$—	$(151,029)	$4,133

Cumulative effect of a change in accounting principle								936	936
Stock compensation and issuances	470	5			539				544
Stonehenge capital contribution					7,689				7,689
Warrants					101				101
Net loss								(2,735)	(2,735)

Balance at June 30, 2010	16,079	$161	2,733	$27	$165,747	$(2,439)	$—	$(152,828)	$10,668

Balance at December 31, 2008	15,609	$156	2,733	$27	$157,058	$(2,439)	$224	$(124,277)	$30,749
Stock compensation and issuances					64				64
Net loss							(1)	(30,387)	(30,388)

Balance at June 30, 2009	15,609	$156	2,733	$27	$157,122	$(2,439)	$223	$(154,664)	$425

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,735)	$(30,388)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization and depreciation	84	373
Impairments and write-offs	—	22,938
Gain on trade payable settlements	(860)	(333)
Amortization of stock compensation	—	64
Changes in operating assets and liabilities:
Restricted cash	117	(19)
Real estate held for development and sale	13,338	4,881
Other assets	57	60
Accounts payable and accrued liabilities	823	3,268

Net cash provided by operating activities	10,824	844

Cash flows from investing activities:
Purchase of property, plant and equipment	(4)	—

Net cash used in financing activities	(4)	—

Cash flows from financing activities:
Proceeds from notes payable	822	310
Payments on notes payable	(12,006)	(6,088)
Proceeds from shares issued under employee stock purchase plan	26	—

Net cash used in financing activities	(11,158)	(5,778)

Net decrease in cash and cash equivalents	(338)	(4,934)
Cash and cash equivalents, beginning of period	1,085	5,977

Cash and cash equivalents, end of period	$747	$1,043

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$1,260	$1,667
Reduction in notes payable in connection with troubled debt restructuring	$7,689	$—
Increase in additional paid in capital in connection with troubled debt restructuring	$7,689	$—
Reduction in real estate held for development and sale in connection with deconsolidation of subsidiaries	$15,406	$—
Reduction in notes payable in connection with deconsolidation of subsidiaries	$15,893	$—
Reduction in accrued liabilities in connection with deconsolidation of subsidiaries	$449	$—
Increase in opening retained earnings in connection with deconsolidation of subsidiaries	$936	$—
Reduction in accrued liabilities in connection with issuance of stock compensation	$619	$—
Increase in class A common stock par value in connection with issuance of stock compensation	$5	$—
Increase in additional paid in capital in connection with issuance of stock compensation	$614	$—
Reduction in real estate held for development and sale in connection with foreclosure of Mathis Gates properties	$—	$3,314
Reduction of notes payable in connection with foreclosure of Mathis Gates properties	$—	$3,314
Deconsolidation of variable interest inventory and related debt	$—	$19,050

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

The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. Over the past five years, the Company has developed, built and marketed single-family homes, townhouses and condominiums in the Washington D.C., Raleigh, N.C. and Atlanta, GA metropolitan markets. During 2006, new home sales in these markets began to slow and that trend significantly worsened in 2008 and into 2009. In response to these conditions, the Company significantly reduced selling, general and administrative expenses in order to align its cost structure with the level of sales activity. During 2007 and into 2009, the Company ceased land acquisition and land development and curtailed construction activities (except pre-sold units and where construction was required to generate near term sales) and sold various development assets that the Company believed were not needed based on current absorption rates. The Company also initiated rental operations at its key for-sale condominium projects to generate current cash flow from its standing inventory, enabling the Company to retain the key development assets for sale when market conditions began to improve. In mid 2009 the Company initiated its Strategic Realignment Plan, a strategy designed to dispose of the remaining development assets that the Company believed had little potential for generating near term revenue or that could contribute to the Company’s long term growth plans. Another key component of the Strategic Realignment Plan was to dramatically reduce the Company’s overall debt levels, thereby realigning its borrowing facilities with current market realities, through amicable agreements with its lenders and other creditors. As a result of the success of the Strategic Realignment Plan the Company’s overall debt was reduced to $34.1 million as of June 30, 2010, a reduction of 90% from the peak level of $340.0 million in September 2006. Through the process of negotiating amicable arrangements with its primary lenders the Company was able to retain its key development assets, all of which are located in the Washington, DC area. The Company believes that its renewed focus on the Washington, DC market will provide sufficient opportunity for the Company to return to profitability in the near future due to the generally stable overall economic conditions in the nation’s capitol.

Through the process of executing its Strategic Realignment Plan the Company successfully eliminated all real estate holdings and associated debts in markets outside the Washington, DC market. An additional objective of the Strategic Realignment Plan was to settle a significant amount of the Company’s unsecured vendor and other debts in an amicable fashion and at a principal discount. Although the Company succeeded in reaching amicable arrangements with many of its vendors and other unsecured creditors, it was unable to reach agreement with respect to a judgment resulting from a land contract the Company cancelled in the Atlanta, Georgia area. As a result, on November 13, 2009, three of the Company’s Atlanta, GA subsidiaries filed petitions to liquidate under chapter 7 of the U.S. bankruptcy code. On or about January 21, 2010, the United States Bankruptcy Court, Northern District of Georgia entered an order approving the trustee’s report of no distribution, discharged the trustee and closed the estate for all three subsidiary filings. As a result, the judgment debt was discharged and the Company no longer controls any significant real estate positions in Atlanta, GA. During the three months ended March 31, 2010, the Company deconsolidated the entities that held the real estate assets and debt related to the Wachovia foreclosure agreement (much of which was in the Atlanta and Raleigh markets) , which was entered into in 2009. See Note 13 for the details on the deconsolidation of these entities.

Liquidity Developments

In an effort to stabilize the Company, management spent much of 2009 focused on negotiating with lenders to eliminate and restructure debt which temporarily limited our ability to pursue new business opportunities. In 2009, management formulated a Strategic Realignment Plan (the “Plan”) which identified key real estate projects to be retained by the Company. The Company then worked to restructure the debt related to those key projects. The restructuring was completed in late 2009 and has resulted in improved operating cash flow as the lenders agreed to provide the Company with increased cash from proceeds as units are delivered to purchasers. The cash flow agreements require that the Company settle a minimum of 10 units per quarter at its Penderbrook project and 9 units per quarter at the Company’s Eclipse project, on a cumulative basis. As of June 30, 2010 the Company had met these quota requirements for each of the preceding four quarters. If the Company is unable to maintain the minimum settlement requirements, while that would not be deemed an event of loan default, it would give the lenders the right to apply substantially all of the unit settlement proceeds to principal reduction. At June 30, 2010, the Company was in compliance with the minimum settlement requirements.

The Plan also identified real estate projects which it deemed to be non-essential to future growth. The strategic approach to debt secured by non-essential real estate projects was to pursue amicable foreclosure agreements with the related lenders with the goal of transferring the

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

real estate to the lender in return for a release from the related debt obligation. As detailed in the December 31, 2009 Form 10-K, the Company has made significant progress in that regard. As of March 31, 2010 the Company had successfully negotiated settlements with all of its lenders regarding the loans guaranteed by the Company and had reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $67.6 million at December 31, 2009 to $34.1 million at June 30, 2010. In most cases the Company has been released from the obligations under the loan in return for its agreement to cooperate in the bank’s foreclosure on the real estate assets securing the loan. In a limited number of cases, the Company provided the lenders with non-interest bearing deficiency notes with three year maturities in an amount equal to a fraction of the original debt. The balance of the deficiency notes at June 30, 2010 was $1.1 million.

Following is a summary of liquidity events anticipated in 2010:

•	As a result of the restructuring effort, the only debt service required in 2010 will be covered by, assuming we are able to maintain sales quotas, settlements of units or land parcels.

•

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17,100 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2,800. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On March 19, 2010, the Company’s subsidiary received a final judgment against Balfour in an amount of $11,963. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12,500. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment under the Company’s loan agreement with KeyBank.

Based on the success of the Strategic Realignment Plan and the resulting debt restructuring completed to date, we are anticipating that the combination of additional cash from settlement proceeds, the cash generated by our rental operations and the cash generated by sales of land parcels will be sufficient to sustain our operations through 2010. However, this outcome is primarily dependent upon our ability to meet the minimum settlement requirements specified by our lenders at the Penderbrook and Eclipse projects. If we are unable to meet the sales quotas, substantially all of the proceeds from any settlements at the Penderbrook and Eclipse projects will be retained by the lenders and applied to principal debt curtailments. We have met the sales quota requirements during each of the preceeding four quarters and were in compliance with these settlement requirements at June 30, 2010.

At June 30, 2010, we had $0.7 million in unrestricted cash and $3.1 million in restricted cash. Included in our restricted cash balance, to which we have no access currently, is a $3.0 million deposit with an insurance provider as security for future claims. Our access to external working capital is very limited and we have few other sources of cash as commercial banks and other unregulated lenders have experienced a liquidity crisis of their own which has made funding for real estate investment extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, including any future construction and land development efforts.

If we are unable to maintain compliance with the cumulative minimum settlement requirements for an extended period of time, it would be necessary to seek waivers or additional loan modifications from the project lenders at the Penderbrook and Eclipse projects. If we were unable to secure such waivers or modifications, this would substantially reduce the amount of cash generated through unit settlements and make it necessary for us to attempt to generate alternative sources of revenue to meet our operating cashflow requirements. To do so, we may have to seek to leverage the judgment award which we obtained against Balfour, attempt to sell our remaining parcels of land, seek to raise additional capital or seek to obtain additional financing to meet our operating cashflow requirements. If, in the absence of cashflow being generated from unit settlements, we were unable to generate additional capital through any of these alternative sources, we could deplete our cash reserves and may be forced to seek protections afforded under the bankruptcy code. There can be no assurance that in the event we were forced to seek bankruptcy protection that we would be able to reorganize and, in such an event, we could be forced to liquidate our assets.

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

Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. In the normal course of business, dispositions of large land holdings can extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net book value may not be recoverable. During the third quarter of 2009, the Company executed a foreclosure agreement with Wachovia Bank in exchange for the Company’s agreement to cooperate in the bank’s foreclosure process on assets that secured the debt. Wachovia Bank had not foreclosed on the real estate assets as of March 31, 2010. However, with the Company’s January 1, 2010 adoption of SFAS No. 167, “Amendment to FASB Interpretation No. 46(R),” (codified in “ASC 810”), the Company concluded that it no longer possessed the controlling financial interest in the entities that own the Wachovia assets, nor did it have an obligation to absorb losses that may be significant to the variable interest entities. As a result, the Company was no longer the primary beneficiary of the entities that own the Wachovia assets. Therefore, the Company deconsolidated the entities, including the debt outstanding as of the effective date of the pronouncement. See Note 13 for details.

Difficult market conditions characterized by high unemployment, elevated supplies of unsold home inventory, high levels of foreclosures and increased price competition have continued to challenge the Company during the first half of 2010. This has resulted in flat sales prices, customer concessions, reduced gross margins and extended estimates for project completion dates. The Company evaluates its projects on a quarterly basis to determine if recorded carrying amounts are recoverable. For the three months ended June 30, 2010, the Company evaluated all 4 of its projects for impairment and the evaluation resulted in no impairment charges. As a result of this analysis, the Company believes that book value approximates fair value for all of its projects except for one project where the fair value exceeds the carrying value of $26,558.

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

If the project meets the GAAP accounting criteria of held for sale, the project is valued at the lower of cost or fair value less estimated selling costs. At June 30, 2010, the Company had two projects with a carrying value of $29,118 that met these criteria. If the project sales are expected to extend over a period of time, the Company calculates fair value utilizing a discounted cash flow model as discussed above, although the Company would select a lower discount rate to reflect a reduced construction risk. No writedowns to fair value were recorded using this method during the three or six months ended June 30, 2010.

Real estate held for development and sale consists of the following:

	June 30, 2010	December 31, 2009
Land and land development costs	$10,449	$28,173
Cost of construction (including capitalized interest and real estate taxes)	31,697	42,717

	$42,146	$70,890

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning period	$644	$931	$693	$1,031
Additions	25	14	48	38
Releases and/or charges incurred	(93)	(117)	(165)	(241)

Balance at end of period	$576	$828	$576	$828

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total interest incurred and capitalized	$—	$—	$—	$12

Interest expensed as a component of cost of sales	$982	$298	$1,946	$847

During 2009 and 2010, all of the Company’s projects were determined to be inactive for accounting purposes as they were either substantially complete or management elected to suspend construction activities indefinitely. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported in real estate held for development and sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total interest incurred and expensed for inactive projects	$633	$954	$1,333	$1,871
Total real estate taxes incurred and expensed for inactive projects	160	264	299	512
Total production overhead incurred and expensed for inactive projects	28	92	38	210

	$821	$1,310	$1,670	$2,592

5. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the three and six months ended June 30, 2010 and 2009 are presented on the consolidated statement of operations. As a result of net losses during the three and six months ended June 30, 2010 and 2009, restricted stock awards, stock options and warrants were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Comprehensive income

For the three and six months ended June 30, 2010 and 2009, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

The Company is projecting a tax loss for the twelve months ended December 31, 2010. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at June 30, 2010. This results in a zero current income tax expense for the three and six months ended June 30, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and six months ended June 30, 2010.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

7. STOCK REPURCHASE PROGRAM

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1,000 shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the twelve months ended December 31, 2006, the Company repurchased an aggregate of 391 shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased in 2007, 2008, 2009 or during the six months ended June 30, 2010. The Company has no immediate plans to repurchase any additional shares under the existing authorization.

8. COMMITMENTS AND CONTINGENCIES

Litigation

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17,100 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2,800. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On March 19, 2010, the Company’s subsidiary received a final judgment against Balfour in an amount of $11,963. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12,500. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment under the Company’s loan agreement with KeyBank.

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

Letters of credit and performance bonds

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. Although in some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds, we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At June 30, 2010 the Company has issued $528 in letters of credit and $3,055 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

9. RELATED PARTY TRANSACTIONS

The Company entered into a lease agreement for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia with Comstock Asset Management, L.C. (CAM), an entity wholly owned by Christopher Clemente. In October 2007, the lease agreement was amended decreasing the total square footage from 24.1 to 17.1 and extending the term to four years through September 2011. For the three months ended June 30, 2010 and 2009, total payments made under this lease agreement were $50 and $116, respectively. During the six months ended June 30, 2010 and 2009 total payments were $147 and $257, respectively. During the second quarter of 2009, the Company began deferring a portion of the base salary payments to executive officers Chris Clemente and Greg Benson. At June 30, 2010 the balance of the deferred compensation is $497.

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

The Company is party to agreements with I-Connect, L.C. (I-Connect), a company in which Investor Management, LLC, an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology and website consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For the three months ended June 30, 2010 and 2009, total payments made under this agreement were $24 and $25, respectively. During the six months ended June 30, 2010 and 2009 total payments were $48 and $45, respectively. Although I-Connect has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time and has reduced the amount due from us under the agreements.

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

10. DISCONTINUED OPERATIONS

As described in Note 13, as of January 1, 2010, the company deconsolidated its remaining real estate held for development and sale inventory in its Atlanta, GA and Raleigh, N.C. markets. The Company has historically reported this business as the Southeast region. The deconsolidated inventory constitutes all of the Company’s assets in the Southeast region. As such, the results of operations associated with the Southeast region are included as a discontinued operation.

As the Southeast region represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to present this business segment as discontinued operations. Costs and expenses directly associated with this business have been reclassified as discontinued operations in the consolidated statements of operations. Corporate expenses such as general corporate overhead have not been allocated to discontinued operations. Interest expense in cost of sales was zero and $24 for the three months ended June 30, 2010 and 2009, respectively and was zero and $62 for the six months ended June 30, 2010 and 2009, respectively. No interest was incurred and capitalized during the three and six months ended June 30, 2010 or June 30, 2009.

Summarized financial information for the Southeast region is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue from homebuilding	$—	$359	$—	$925
Cost of sales	—	(649)	—	(632)
Impairment of real estate	—	(7,587)	—	(7,587)
Selling, general and administrative	—	(243)	—	(463)
Interest, real estate taxes and indirect costs related to inactive projects	—	(244)	—	(762)
Other (loss) income	—	(1,465)	—	(1,469)

Loss from discontinued operations	$—	$(9,829)	$—	$(9,988)

No tax expense or benefit was recorded for the three and six months ended June 30, 2010 or June 30, 2009. Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with the respective data in the consolidated statement of operations.

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

Cancellation of indebtedness by a related party is accounted for as a capital contribution. As a result, the gain on troubled debt restructuring of $7,689 was credited to additional paid in capital during the three months ended March 31, 2010. At June 30, 2010 the Company had $5,054 outstanding to Stonehenge Funding, which represents the December 31, 2009 balance of $12,743 less the gain on troubled debt restructuring of $7,689 recognized in the first quarter of 2010.

12. CREDIT FACILITIES

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. As of June 30, 2010, maturities and/or curtailment obligations of all of our borrowings are as follows:

Past due	263
2010	5,785
2011	18,048
2012	1,101
2013	5,054
2014 and thereafter	3,862

Total	$34,113

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

All of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At June 30, 2010, the one-month LIBOR and prime rates of interest were 0.35% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.5% to 15.2%. During the past twelve months, these rates were relatively stable. Based on current operations, as of June 30, 2010, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.3 million in a fiscal year. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, at June 30, 2010 our outstanding debt by lender was as follows:

Bank	Balance as of 6/30/10	Recourse
KeyBank	$13,988	Secured
Wachovia	205	Unsecured
Guggenheim Capital Partners	8,805	Secured
M&T Bank – Cascades	1,016	Secured
M&T Bank	496	Secured
Cornerstone	400	Unsecured
Bank of America	3,761	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	29,059
Due to affiliates – Stonehenge Funding	5,054	Unsecured

Total	$34,113

At June 30, 2010 the Company had $13.9 million outstanding to KeyBank under a credit facility secured by the Company’s Eclipse project. Under the terms of the note there is an interest reserve which represents the amount by which we can avoid cash payments of future monthly interest obligations by adding them to the principal balance. At June 30, 2010 the available balance in the interest reserve was approximately $1.4 million. While there are no financial covenants associated with the loan, there are curtailment requirements which the Company has been covering with the proceeds from settlements at the Eclipse project. The interest rate is the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with accelerated releases equal to fifteen percent of the net sales price. However, these accelerated releases are subject to meeting a cumulative minimum sales requirement of nine (9) units per quarter. Failure to meet the cumulative minimum sales requirement will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain the entire net sales price of sold units. On March 17, 2010 the Company completed the sale of land at its Station View project located in Loudoun County, Virginia for $2.8 million. Since the KeyBank debt is secured by the Potomac Yard project and the Station View land, the Company made a $2.2 million principal payment to KeyBank related to the Station View sale.

At June 30, 2010 the Company had approximately $8.8 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company subsequently entered into a loan modification and forbearance agreement whereby Guggenheim agreed to forgo any remedies it may have had with respect to the alleged default. On September 16, 2009 the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forbear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements of three (3) units per month and ten (10) units per quarter. However, if the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. The Company has met the minimum sales requirement as of June 30, 2010.

As of June 30, 2010, $5.1 million was outstanding to Stonehenge Funding (“Stonehenge”), which includes its principal amount of $4.5 million plus the total estimated future interest payments of $0.6 million. See details at Note 11.

At June 30, 2010 the Company had $1.5 million outstanding to M&T Bank. On September 28, 2009 the Company entered into a series of agreements with M&T with respect to the $7.6 million of outstanding debt plus accrued interest and late fees. As a result of the agreements, the Belmont Bay loan, with a principal balance of $6.1 million plus $0.5 million of accrued interest and fees, was released in its entirety and the Cascades Loan, with a principal balance of $1.0 million, was extended through January 31, 2011. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont Loan in the amount of $0.5 million with a three-year maturity secured by the Cascades Project. Under the terms of the agreements, M&T Bank agreed to extend the maturity date of the Cascades Loan by forbearing on enforcing its rights with respect to collection of the debt until January 31, 2011. The Company also agreed to commence current payment of interest due M&T Bank related to the current principal balance of the Cascades Loan. The Cascades Project contains a total of 191 condominium units with the first phase of the Cascades Project (88 units) being completed by the Company in 2007.

At June 30, 2010, the Company had $3.7 million outstanding to Bank of America (“BOA”) in a 10-year unsecured note. In February 2010, the Company announced that it had reached an agreement in principle with BOA regarding the modification of the note’s curtailment terms. In connection therewith, the Company agreed to pay an extension fee of $100 and BOA agreed to delay for one year, until January 2011, the commencement of interest payments. The maturity date remains unchanged at December 28, 2018.

13. DECONSOLIDATION OF SUBSIDIARIES

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (codified in “ASC 810”). ASC 810 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 was adopted by the Company on January 1, 2010. As a result of the adoption of this new accounting principle, the Company determined that it was no longer the primary beneficiary of the variable interest entities that held the real estate assets and related Wachovia debt. This conclusion was based on the Company’s loss of power, as a result of the foreclosure agreement, to direct the development and sale activities most significant to the economic performance of the entities whose primary asset is the land. Further, as a result of the foreclosure agreement, the Company has been relieved of any obligations with respect to the assets of the property and will not participate in any of the profits or losses related to the ultimate disposition of the property. The Company’s obligations are limited to the $205 deficiency note (which is an obligation of the parent not the subsidiary) and certain warranty liabilities described below. As these gains or losses will be absorbed by Wachovia, it appears that they have the controlling financial interest and an obligation to absorb losses that may be significant to the variable interest entities. Since the Company is no longer the primary beneficiary of the variable interest entities, it is required to deconsolidate them, including the debt outstanding collateralized by the real estate assets as of January 1, 2010, the effective date of the pronouncement. In accordance with ASC 810, the Company recognized a gain on the deconsolidation measured as the difference between the carrying value of the net liabilities deconsolidated and their fair value which was deemed to be zero. The Company has recognized a noncontrolling interest of $123 related to warranty reserves on previously sold homes for which the Company is still responsible. This amount has been included in accounts payable and other liabilities. As required by the transition provisions of ASC 810, the gain has been recorded as a cumulative effect of a change in accounting principle to the January 1, 2010 opening retained earnings balance. The amount of the gain is calculated in the table below:

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

Our business was founded in 1985 as a residential land developer and home builder focused on the Northern Virginia suburbs of the Washington, D.C. area. In the 1990’s we expanded our business to include home building operations in Maryland and North Carolina and a title insurance agency in Virginia. Prior to our initial public offering in December 2004, we operated our business through multiple holding companies each focused on a distinct geographic area or business operation. In connection with our initial public offering, these primary holding companies were consolidated and merged into Comstock Homebuilding Companies, Inc., which was incorporated in Delaware in May 2004. Subsequent to our initial public offering, we conducted our operations through wholly owned subsidiaries. Comstock Homes is the brand name of our for sale home building operations. Comstock Communities is the brand name we use for our residential rental property operations. Since our founding in 1985, and as of June 30, 2010, we have built and delivered more than 5,200 homes generating total revenue in excess of $1.5 billion.

Our core market of Washington, D.C. has experienced significant job and population growth over the past two decades, creating demand for a wide range of housing products. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We have built homes in suburban communities, where we focus on low density products such as single family detached homes, and in urban areas, where we focus on high density multi-family and mixed use products. We develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Currently we operate only in the Washington, D.C. market where we target first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market. In 2007, 2008, and 2009 the average price of the homes we delivered was $263,000, $300,000, and $289,000, respectively. For the three and six months ended June 30, 2010, the average price of the homes we delivered was $329,000 and $342,000, respectively.

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

With market conditions remaining difficult as 2009 began and liquidity becoming an increasing concern, we established our Strategic Realignment Plan. This Plan was designed to eliminate debt, further reduce expenses, enhance our balance sheet, conserve cash, and protect our key Washington, D.C. market assets. By the end of 2009 we successfully renegotiated all secured debt obligations and reduced total debt to $67.6 million as of December 31, 2009. We completed the final steps of our Strategic Realignment Plan in early 2010 by restructuring our debt with Stonehenge Funding, LC and securing debt interest payment deferral with Bank of America. Due to the adoption of a new accounting principle, we deconsolidated the assets and debt related to the Wachovia foreclosure agreement in Q1 2010 thereby reducing our total debt at June 30, 2010 to $34.1 million.

In keeping with our defensive strategy we did not purchase any land in 2008, 2009 or the first half of 2010. As of December 31, 2009 we had previously completed our exit from the Charlotte, North Carolina, Myrtle Beach, South Carolina, and Atlanta, Georgia markets and suspended our operations in the Raleigh, North Carolina market. We also eliminated all spec inventory (other than those units held as rental properties) and disposed of properties where we believed market conditions did not warrant protecting the asset. We reduced debt, reduced general and administrative expenses (from $37.5 million in 2006 to $8.1 million in 2009), enhanced operating cashflow, and protected key properties in the Washington, D.C. area around which we will seek to rebuild our business.

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

Further, we believe the recent court decision resulting in our favor regarding litigation we brought against the general contractor on our Eclipse high-rise condominium project in Arlington, Virginia will ultimately enhance liquidity and reduce indebtedness to KeyBank, once they appeal of the award by the defendant concludes.

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

In today’s real estate market our general operating business strategy has the following key elements:

•	protect liquidity and maximize capital availability;

•	maximize the realized value of our real estate owned;

•	Maintain rationalized overhead expenses;

•	focus on our current inventory and emerging opportunities in the Washington, D.C. market;

•	focus on a broad segment of the home buying market, aka the “middle market”; and

•	seek opportunities to rebuild our business in a measured and controlled fashion.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

At June 30, 2010, we either owned or controlled approximately 246 building lots. The following table summarizes certain information related to new orders, settlements, and backlog for the three and six month period ended June 30, 2010 and 2009 ($000s):

Washington DC Metro Area	Three months ended June 30,
	2010	2009
Gross new orders	13	22
Cancellations	—	5
Net new orders	13	17
Gross new order revenue	$4,044	$5,396
Cancellation revenue	$—	$1,669
Net new order revenue	$4,044	$3,727
Average gross new order price	$311	$245
Settlements	18	6
Settlement revenue - homebuilding	$5,919	$1,777
Average settlement price	$329	$296
Backlog units	—	18
Backlog revenue	$—	$4,138
Average backlog price	$—	$230

	Six months ended June 30,
	2010	2009
Gross new orders	32	34
Cancellations	1	5
Net new orders	31	29
Gross new order revenue	$10,539	$11,009
Cancellation revenue	$445	$1,669
Net new order revenue	$10,094	$9,340
Average gross new order price	$329	$324
Settlements	34	14
Settlement revenue - homebuilding	$11,613	$5,936
Average settlement price	$342	$424
Backlog units	—	18
Backlog revenue	$—	$4,138
Average backlog price	$—	$230

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We currently have communities in four counties throughout the Washington, D.C. market. The following table summarizes certain information for our current and communities as of June 30, 2010:

	As of June 30, 2010
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Average New Order Revenue to Date
Emerald Farm	MD	SF	84	78	—	6	$452,347
Commons on Potomac Sq - Cascades	VA	Condo	191	88	—	103	231,891
Penderbrook (1)	VA	Condo	424	343	—	81	251,016
Eclipse at Potomac Yard (1)	VA	Condo	465	409	—	56	406,508

Total			1,164	918	—	246	$335,566

(1)	“Active” communities are open for sales.
(2)	“SF” means single family home and “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009

Orders, cancellations and backlog

Gross new order revenue for the three months ended June 30, 2010 decreased $1.4 million, or 25.9%, to $4.0 million on 13 homes as compared to $5.4 million on 22 homes for the three months ended June 30, 2009. For the six months ended June 30, 2010, gross new order revenue decreased $0.5 million, or 4.5% to $10.5 million on 32 homes, as compared to $11.0 million on 34 homes for the six months ended June 30, 2009. Net new order revenue for the three months ended June 30, 2010 increased $0.3 million, or 8.1%, to $4.0 million on 13 homes as compared to 3.7 million on 17 homes for the three months ended June 30, 2009. Net new order revenue for the six months ended June 30, 2010 increased $0.8 million, or 8.6%, to $10.1 million on 31 homes as compared to $9.3 million on 29 homes for the six months ended June 30, 2009. Average gross new order revenue per unit for three months ended June 30, 2010 increased $66,000 to $311,000, as compared to $245,000 for the three months ended June 30, 2009. The average gross new order revenue per unit for the six months ended June 30, 2010 increased $5,000 to $329,000, as compared to $324,000 for the six months ended June 30, 2009.

As a result of winding down our divisions in the Atlanta, GA and Raleigh, N.C. markets, we began 2010 with two Washington, D.C. condominium projects where we have units available for sale and for rent: Penderbrook Square in Fairfax, VA and Eclipse at Potomac Yard in Arlington, VA. Our other two Washington, D.C. projects, Cascades in Loudoun County, VA and Emerald Farm in Frederick County, MD, are finished lots that have previously been prepared for unit construction and which we plan to either sell the finished building lots or commence construction of units as conditions warrant. Therefore, we were only able to generate orders and backlog at the two condominium projects in the first half of 2010. Because our unit sales are generated from completed inventory do not need to construct units after a sales contract is executed with a unit purchaser. As a result we are able to quickly execute on a sales contract and deliver the unit to the purchaser. Typically, unit deliveries are made within thirty days of contract execution. As a result we do not tend to generate significant order backlog. At June 30, 2010, we had no units in backlog at Penderbrook or at Eclipse.

Revenue – homebuilding

The number of homes delivered for the three months ended June 30, 2010 increased to 18 as compared to 6 homes for the three months ended June 30, 2009. For the six months ended June 30, 2010 we delivered 34 homes as compared to 14 homes delivered during the six months ended June 30, 2009. Average revenue per home delivered increased by approximately $33,000 or 11.1% to $329,000 for the three months ended June 30, 2010 as compared to $296,000 for the three months ended June 30, 2009. We believe that the increase in settlements, and in the average revenue per home settled, was primarily attributable to the relatively stable economic conditions in the Washington, DC area.

Average revenue per home delivered decreased by approximately $82,000 or 19.3% to $342,000 for the six months ended June 30, 2010 as compared to $424,000 for the six months ended June 30, 2009. This is primarily due to unit mix and is not indicative of decreased values in the inventory delivered. The sale of a single condominium unit at the Eclipse condominium project for $1.2 million in January 2009 increased the average price of the 9 Eclipse units settled for the first half of 2009 to $549,000. Without the sale of the $1.2 million condominium, the average price of the other 8 units settled at the Eclipse during the first half of 2009 was $461,000. The average price of the 18 Eclipse condominiums settled during the six months ended June 30, 2010 was $459,000.

Revenue from homebuilding increased by $4.1 million, or 227.8%, to $5.9 million for the three months ended June 30, 2010 as compared to $1.8 million for the three months ended June 30, 2009. For the six months ended June 30, 2010 revenue from homebuilding increased by $5.7 million, or 96.6% to $11.6 million as compared to $5.9 million for the six months ended June 30, 2009. We believe the increased revenue, which is the result of a higher number of units settled for both 2010 periods, was primarily attributable to the relatively stable economic conditions in the Washington, DC area.

Revenue – other

Other revenue for the three months ended June 30, 2010 decreased by $320,000, or 38.6%, to $509,000, as compared to $829,000 for the three months ended June 30, 2009. Other revenue for the three months ended June 30, 2010 and 2009 is primarily rental revenue from our Penderbrook and Eclipse communities. Other revenue for the six months ended June 30, 2010 increased by $2.4 million, to $4.0 million, as compared to $1.6 million for the six months ended June 30, 2009. Other revenue for the six months ended June 30, 2010 includes $1.0 million of rental revenue from our Penderbrook and Eclipse communities as compared to $1.5 million of rental revenue for the six months ended June 30, 2009. The decrease in rental revenue is not a result of decreases in per unit rental rates but rather is correlated to the reduced number of units we made available for rent due to continued sales of inventory units. Other revenue for the six months ended June 30, 2010 also includes $2.8 million related to the sale of land at our Station View project in Q1 2010.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended June 30, 2010 increased by $4.4 million, to $5.7 million, or 96.6% of homebuilding revenue, as compared to $1.3 million, or 72.2% of revenue, for the three months ended June 30, 2009. Cost of sales—homebuilding for the six months ended June 30, 2010 increased by $6.0 million, to $11.4 million, or 98.3% of homebuilding revenue, as compared to $5.4 million, or 91.5% of revenue, for the six months ended June 30, 2009. The decrease in gross margin for the three and six months ended June 30, 2010 is partially attributable to our minimum unit settlement requirements in the KeyBank and Guggenheim loan agreements. We are required to settle 9 units a quarter at our Potomac Yard project and 10 units a quarter at our Penderbrook project. With the combination of severe weather in Q1 2010 and the expiration of the federal homebuyer tax credit on April 30, 2010, complying with these covenants has required us to sell units at prices which have negatively impacted our 2010 margins.

Cost of sales – other

Cost of sales – other for the three months ended June 30, 2010 increased $157,000 to $413,000 as compared to $256,000 for the three months ended June 30, 2009. The increase in rental operating expenses for the three months ended June 30, 2010 is due to increased personnel and maintenance costs required to operate our rental properties. Cost of sales – other for the six months ended June 30, 2010 increased approximately $2.7 million to $3.3 million as compared to $573,000 for the six months ended June 30, 2009. This increase is due to the sale of our Station View land in the first quarter of 2010. Cost of sales – other is principally comprised of operating expenses incurred in generating rental revenue at our rental communities, but also includes land sales when they occur.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Selling, general and administrative

Selling general and administrative expenses for the three months ended June 30, 2010 decreased $0.8 million or 36.4% to $1.4 million, as compared to $2.2 million for the three months ended June 30, 2009. Selling general and administrative expenses for the six months ended June 30, 2010 decreased $1.4 million or 48.3% to $2.9 million, as compared to $4.3 million for the six months ended June 30, 2009. The reduction is attributable to decreased salary, bonus and other personnel related expenses in conjunction with a continuing effort to make strategic reductions in personnel and related costs. We had 24 employees at June 30, 2010 versus 31 at June 30, 2009. Cost reduction initiatives have also resulted in decreases in office rent, legal, accounting and consulting expenses.

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

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the six months ended June 30, 2010, all of the Company’s projects were determined to be inactive for accounting purposes. The decrease in interest incurred and expensed for inactive projects is due to the reduction in the Company’s indebtedness. Real estate tax expense has decreased as the Company’s inventory of real estate assets decreases. As real estate development and construction activities have ceased, production overhead has also decreased. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the statement of operations related to the inactivation of certain real estate projects held for development and sale ($000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total interest incurred and capitalized	$—	$—	$—	$12

Interest expensed as a component of cost of sales	$982	$298	$1,946	$847

Discontinued operations

As described in Note 13 to the consolidated financial statements, as of January 1, 2010, the company deconsolidated its remaining real estate held for development and sale inventory in its Atlanta, GA and Raleigh, N.C. markets. The Company has historically reported this business as the Southeast region. The deconsolidated inventory constitutes all of the Company’s assets in the Southeast region. As such, the results of operations associated with the Southeast region are included as a discontinued operation.

As the Southeast region represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to present this business segment as discontinued operation. Costs and expenses directly associated with this business have been reclassified as discontinued operations in the consolidated statements of operations. Corporate expenses such as general corporate overhead have not been allocated to discontinued operations. Interest expense in cost of sales was zero and $24 for the three months ended June 30, 2010 and 2009, respectively and was zero and $62 for the six months ended June 30, 2010 and 2009, respectively. No interest was incurred and capitalized during the three and six months ended June 30, 2010 or June 30, 2009.

Summarized financial information for the Southeast region is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue from homebuilding	$—	$359	$—	$925
Cost of sales	—	(649)	—	(632)
Impairment of real estate	—	(7,587)	—	(7,587)
Selling, general and administrative	—	(245)	—	(463)
Interest, real estate taxes and indirect costs related to inactive projects	—	(244)	—	(762)
Other (loss) income	—	(1,465)	—	(1,469)

Loss from discontinued operations	$—	$(9,829)	$—	$(9,988)

No tax expense or benefit was recorded for the three and six months ended June 30, 2009. Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with the respective data in the consolidated statement of operations.

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

The Company is projecting a tax loss for the twelve months ended December 31, 2010. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at June 30, 2010. This results in a zero current income tax expense for the three and six months ended June 30, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and six months ended June 30, 2010.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

Liquidity and Capital Resources

In an effort to stabilize the Company, management spent much of 2009 focused on negotiating with lenders to eliminate and restructure debt which temporarily limited our ability to pursue new business opportunities. In 2009, management formulated a Strategic Realignment Plan (the “Plan”) which identified key real estate projects to be retained by the Company. The Company then worked to restructure the debt related to those key projects. The restructuring was completed in late 2009 and has resulted in improved operating cash flow as the lenders agreed to provide the Company with increased cash from proceeds as units are delivered to purchasers. The cash flow agreements require that the Company settle a minimum of 10 units per quarter at its Penderbrook project and 9 units per quarter at the Company’s Eclipse project, on a cumulative basis. As of June 30, 2010 the Company had met these quota requirements for each of the preceding four quarters. If the Company is unable to maintain the minimum settlement requirements, while that would not be deemed an event of loan default, it would give the lenders the right to apply substantially all of the unit settlement proceeds to principal reduction. At June 30, 2010, the Company was in compliance with the minimum settlement requirements.

The Plan also identified real estate projects which it deemed to be non-essential to future growth. The strategic approach to debt secured by non-essential real estate projects was to pursue amicable foreclosure agreements with the related lenders with the goal of transferring the real estate to the lender in return for a release from the related debt obligation. As detailed in the December 31, 2009 Form 10-K, the Company has made significant progress in that regard. As of March 31, 2010 the Company had successfully negotiated settlements with all of its lenders regarding the loans guaranteed by the Company and had reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $67.6 million at December 31, 2009 to $34.1 million at June 30, 2010. In most cases the Company has been released from the obligations under the loan in return for its agreement to cooperate in the bank’s foreclosure on the real estate assets securing the loan. In a limited number of cases, the Company provided the lenders with non-interest bearing deficiency notes with three year maturities in an amount equal to a fraction of the original debt. The balance of the deficiency notes at June 30, 2010 was $1.1 million.

Following is a summary of liquidity events anticipated in 2010:

•	As a result of the restructuring effort, the only debt service required in 2010 will be covered by, assuming we are able to maintain sales quotas, settlements of units or land parcels.

•

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552,000 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On March 19, 2010, the Company’s subsidiary received a final judgment against Balfour in an amount of $11.9 million. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment under the Company’s loan agreement with KeyBank.

Based on the success of the Strategic Realignment Plan and the resulting debt restructuring completed to date, we are anticipating that the combination of additional cash from settlement proceeds, the cash generated by our rental operations and the cash generated by sales of land parcels will be sufficient to sustain our operations through 2010. However, this outcome is primarily dependent upon our ability to meet the minimum settlement requirements specified by our lenders at the Penderbrook and Eclipse projects. If we are unable to meet the sales quotas, substantially all of the proceeds from any settlements at the Penderbrook and Eclipse projects will be retained by the lenders and applied to principal debt curtailments. We have met the sales quota requirements during each of the preceeding four quarters and were in compliance with these settlement requirements at June 30, 2010.

At June 30, 2010, we had $0.7 million in unrestricted cash and $3.1 million in restricted cash. Included in our restricted cash balance, to which we have no access currently, is a $3.0 million deposit with an insurance provider as security for future claims. Our access to external working capital is very limited and we have few other sources of cash as commercial banks and other unregulated lenders have experienced a liquidity crisis of their own which has made funding for real estate investment extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, including any future construction and land development efforts.

If we are unable to maintain compliance with the cumulative minimum settlement requirements for an extended period of time, it would be necessary to seek waivers or additional loan modifications from the project lenders at the Penderbrook and Eclipse projects. If we were unable to secure such waivers or modifications, this would substantially reduce the amount of cash generated through unit settlements and make it necessary for us to attempt to generate alternative sources of revenue to meet our operating cashflow requirements. To do so, we may have to seek to leverage the judgment award which we obtained against Balfour, attempt to sell our remaining parcels of land, seek to raise additional capital or seek to obtain additional financing to meet our operating cashflow requirements. If, in the absence of cashflow being generated from unit settlements, we were unable to generate additional capital through any of these alternative sources, we could deplete our cash reserves and may be forced to seek protections afforded under the bankruptcy code. There can be no assurance that in the event we were forced to seek bankruptcy protection that we would be able to reorganize and, in such an event, we could be forced to liquidate our assets.

Credit Facilities

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. As of June 30, 2010, maturities and/or curtailment obligations of all of our borrowings are as follows ($000s):

Past due	263
2010	5,785
2011	18,048
2012	1,101
2013	5,054
2014 and thereafter	3,862

Total	$34,113

All of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At June 30, 2010, the one-month LIBOR and prime rates of interest were 0.35% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.5% to 15.2%. During the past twelve months, these rates were relatively stable. Based on current operations, as of June 30, 2010, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.3 million in a fiscal year. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, at June 30, 2010 our outstanding debt by lender was as follows ($000s):

Bank	Balance as of 6/30/10	Recourse
KeyBank	$13,988	Secured
Wachovia	205	Unsecured
Guggenheim Capital Partners	8,805	Secured
M&T Bank – Cascades	1,016	Secured
M&T Bank	496	Secured
Cornerstone	400	Unsecured
Bank of America	3,761	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	29,059
Due to affiliates – Stonehenge Funding	5,054	Unsecured

Total	$34,113

At June 30, 2010 the Company had $13.9 million outstanding to KeyBank under a credit facility secured by the Company’s Eclipse project. Under the terms of the note there is an interest reserve which represents the amount by which we can avoid cash payments of future monthly interest obligations by adding them to the principal balance. At June 30, 2010 the available balance in the interest reserve was approximately $1.4 million. While there are no financial covenants associated with the loan, there are curtailment requirements which the Company has been covering with the proceeds from settlements at the Eclipse project. The interest rate is the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with accelerated releases equal to fifteen percent of the net sales price. However, these accelerated releases are subject to meeting a cumulative minimum sales requirement of nine (9) units per quarter. Failure to meet the cumulative minimum sales requirement will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain the entire net sales price of sold units. On March 17, 2010 the Company completed the sale of land at its Station

View project located in Loudoun County, Virginia for $2.8 million. Since the KeyBank debt is secured by the Potomac Yard project and the Station View land, the Company made a $2.2 million principal payment to KeyBank related to the Station View sale.

At June 30, 2010 the Company had approximately $8.8 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company subsequently entered into a loan modification and forbearance agreement whereby Guggenheim agreed to forgo any remedies it may have had with respect to the alleged default. On September 16, 2009 the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forbear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements of three (3) units per month and ten (10) units per quarter. However, if the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. The Company has met the minimum sales requirement as of June 30, 2010.

As of June 30, 2010 $5.1 million was outstanding to Stonehenge Funding (“Stonehenge”), which includes its principal amount of $4.5 million plus the total estimated future interest payments of $0.6 million. See details at Note 11.

At June 30, 2010 the Company had $1.5 million outstanding to M&T Bank. On September 28, 2009 the Company entered into a series of agreements with M&T with respect to the $7.6 million of outstanding debt plus accrued interest and late fees. As a result of the agreements, the Belmont Bay loan, with a principal balance of $6.1 million plus $0.5 million of accrued interest and fees, was released in its entirety and the Cascades Loan, with a principal balance of $1.0 million, was extended through January 31, 2011. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont Loan in the amount of $0.5 million with a three-year maturity secured by the Cascades Project. Under the terms of the agreements, M&T Bank agreed to extend the maturity date of the Cascades Loan by forbearing on enforcing its rights with respect to collection of the debt until January 31, 2011. The Company also agreed to commence current payment of interest due M&T Bank related to the current principal balance of the Cascades Loan. The Cascades Project contains a total of 191 condominium units with the first phase of the Cascades Project (88 units) being completed by the Company in 2007.

At June 30, 2010 the Company had $3.7 million outstanding to Bank of America (“BOA”) in a 10-year unsecured note. In February 2010, the Company announced that it had reached an agreement in principle with BOA regarding the modification of the note’s curtailment terms. In connection therewith, the Company agreed to pay an extension fee of $100 and BOA agreed to delay for one year, until January 2011, the commencement of interest payments. The maturity date remains unchanged at December 28, 2018.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cash Flow

Net cash provided by operating activities was $10.8 million for the six months ended June 30, 2010 as compared to $0.9 million for the six months ended June 30, 2009. The primary source of cash provided by operating activities for the first half of 2010 was the sale of real estate assets.

Net cash used in financing activities was $11.2 million for the six months ended June 30, 2010 as compared to $5.8 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, repayments of indebtedness from the proceeds of unit settlements and the sale of the Station View land, was the primary use of cash in financing activities.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (codified in “ASC 810”). ASC 810 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 was effective for the Company’s fiscal year beginning January 1, 2010 and resulted in the deconsolidation of subsidiaries as discussed in Note 13 to the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2010 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2009.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. All of our debt is variable rate based on LIBOR and prime rate, and therefore, affected by changes in market interest rates. Based on current operations, as of June 30, 2010, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $0.3 million in a fiscal year, which would be expensed as incurred since all of our projects are inactive for accounting purposes. As a result, the effect on net income would be immediate. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price option contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552,000 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On March 19, 2010, the Company’s subsidiary received a final judgment against Balfour in an amount of $11.9 million. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment under the Company’s loan agreement with KeyBank.

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

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: August 13, 2010	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Date: August 13, 2010	By:	/S/ JEFFREY R. DAUER
Jeffrey R. Dauer
Chief Financial Officer