Form 10-Q
period 2010-09-30
Comstock Homebuilding Companies, Inc.
filed 2010-11-12
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, 16,925,954 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$759	$1,085
Restricted cash	3,093	3,249
Real estate held for development and sale	35,953	70,890
Property, plant and equipment, net	57	144
Other assets	1,862	1,963

TOTAL ASSETS	$41,724	$77,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$3,825	$5,579
Notes payable - secured by real estate held for development and sale	20,478	50,530
Notes payable - due to affiliates, unsecured	5,008	12,743
Notes payable - unsecured	4,493	4,346

TOTAL LIABILITIES	33,804	73,198

Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 16,995,031 and 15,608,438 issued and outstanding, respectively	170	156
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	166,417	157,418
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(156,255)	(151,029)

TOTAL EQUITY	7,920	4,133

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,724	$77,331

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Revenue - homebuilding	$5,153	$11,116	$16,766	$17,053
Revenue - other	436	679	4,390	2,304

Total revenue	5,589	11,795	21,156	19,357
Expenses
Cost of sales - homebuilding	5,774	10,459	17,138	15,908
Cost of sales - other	382	508	3,666	1,458
Impairments and write-offs	1,548	—	1,548	15,351
Selling, general and administrative	1,341	1,095	4,202	4,984
Interest, real estate taxes and indirect costs related to inactive projects	143	421	1,812	3,015

Operating loss	(3,599)	(688)	(7,210)	(21,359)
Gain on troubled debt restructuring	—	(2,803)	—	(2,803)
Other (income) loss, net	(171)	(86)	(1,047)	(358)

(Loss) income from continuing operations before income taxes	(3,428)	2,201	(6,163)	(18,198)
Income tax expense	—	—	—	—

(Loss) income from continuing operations	(3,428)	2,201	(6,163)	(18,198)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	—	78	—	(9,910)

Net (loss) income	$(3,428)	$2,279	$(6,163)	$(28,108)

Basic (loss) income per share
Continuing operations	$(0.18)	$0.13	$(0.34)	$(1.04)
Discontinued operations	—	—	—	(0.56)

Net (loss) income per share	$(0.18)	$0.13	$(0.34)	$(1.60)
Diluted (loss) income per share
Continuing operations	$(0.18)	$0.12	$(0.34)	$(1.04)
Discontinued operations	—	—	—	(0.56)

Net (loss) income per share	$(0.18)	$0.12	$(0.34)	$(1.60)
Basic weighted average shares outstanding	18,567	17,618	18,299	17,575

Diluted weighted average shares outstanding	18,567	19,467	18,299	17,575

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Noncontrolling interest	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	15,608	$156	2,733	$27	$157,418	$(2,439)	$—	$(151,029)	$4,133
Cumulative effect of a change in accounting principle								937	937
Stock compensation and issuances	369	4			610				614
Stonehenge capital contribution					7,689				7,689
Warrants	1,018	10			700				710
Net loss								(6,163)	(6,163)

Balance at September 30, 2010	16,995	$170	2,733	$27	$166,417	$(2,439)	$—	$(156,255)	$7,920

Balance at December 31, 2008	15,608	$156	2,733	$27	$157,058	$(2,439)	$224	$(124,277)	$30,749
Stock compensation and issuances					159				159
Net loss							(1)	(28,107)	(28,108)

Balance at September 30, 2009	15,608	$156	2,733	$27	$157,217	$(2,439)	$223	$(152,384)	$2,800

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,163)	$(28,108)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization and depreciation	92	549
Impairments and write-offs	1,548	22,938
Gain on troubled debt restructuring	—	(2,803)
Gain on trade payable settlements	(860)	(333)
Amortization of stock compensation	—	158
Changes in operating assets and liabilities:
Restricted cash	156	427
Receivables	—	(15)
Real estate held for development and sale	17,982	15,372
Other assets	100	(743)
Accounts payable and accrued liabilities	1,296	2,097

Net cash provided by operating activities	14,151	9,539

Cash flows from investing activities:
Purchase of property, plant and equipment	(4)	—

Net cash used in investing activities	(4)	—

Cash flows from financing activities:
Proceeds from notes payable	823	311
Payments on notes payable	(15,917)	(14,732)
Non-controlling interest		(223)
Proceeds from warrant exercise	621	—

Net cash used in financing activities	(14,473)	(14,644)

Net decrease in cash and cash equivalents	(326)	(5,105)
Cash and cash equivalents, beginning of period	1,085	5,977

Cash and cash equivalents, end of period	$759	$872

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$1,037	$1,513
Reduction in notes payable in connection with troubled debt restructuring	$7,689	$6,502
Increase in additional paid in capital in connection with troubled debt restructuring	$7,689	$—
Reduction in real estate held for development and sale in connection with deconsolidation of subsidiaries	$15,407	$—
Reduction in notes payable in connection with deconsolidation of subsidiaries	$15,893	$—
Reduction in accrued liabilities in connection with deconsolidation of subsidiaries	$449	$—
Increase in opening retained earnings in connection with deconsolidation of subsidiaries	$936	$—
Reduction in accrued liabilities in connection with issuance of stock compensation	$704	$—
Increase in class A common stock par value in connection with issuance of stock compensation	$14	$—
Increase in additional paid in capital in connection with issuance of stock compensation	$690	$—
Reduction in real estate held for development and sale in connection with troubled debt restructuring	$—	$3,449
Reduction of notes payable in connection with foreclosure of Mathis Gates properties	$—	$—
Deconsolidation of variable interest inventory and related debt	$—	$19,050

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Comstock Homebuilding Companies (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Comstock Companies, Inc. was incorporated on May 24, 2004 as a Delaware corporation. On June 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc. On December 17, 2004, the Company completed an initial public offering (“IPO”) of its Class A common stock.

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

The homebuilding industry is cyclical and significantly affected by changes in national and local economic, business and other conditions. Over the past five years, the Company has developed, built and marketed single-family homes, townhouses and condominiums in the Washington, DC, Raleigh, NC and Atlanta, GA metropolitan markets. During 2006, new home sales in these markets began to slow and that trend significantly worsened in 2008 and into 2009. In response to these conditions, the Company significantly reduced selling, general and administrative expenses in order to align its cost structure with the level of sales activity. During 2007 and into 2009, the Company ceased land acquisition and land development and curtailed construction activities (except pre-sold units and where construction was required to generate near term sales) and sold various development assets that the Company believed were not needed based on current absorption rates. The Company also initiated rental operations at its key for-sale condominium projects to generate current cash flow from its standing inventory, enabling the Company to retain the key development assets for sale as market conditions began to improve. In mid 2009, the Company initiated its Strategic Realignment Plan (the “Plan”), a strategy designed to dispose of the remaining development assets that the Company believed had little potential for generating near term revenue or that could contribute to the Company’s long term growth plans. Another key component of the Strategic Realignment Plan was to dramatically reduce the Company’s overall debt levels, thereby realigning its borrowing facilities with current market realities, through agreements with its lenders and other creditors. As a result of the success of the Strategic Realignment Plan the Company’s overall debt was reduced to $30.0 million as of September 30, 2010, a significant reduction from the peak level of $340.0 million in September 2006. Through the process of negotiating arrangements with its primary lenders, the Company was able to retain its key development assets, all of which are located in the Washington, DC area. The Company believes that its renewed focus on the Washington, DC market will provide sufficient opportunity for the Company to return to profitability in the future due to the generally stable overall economic conditions in the nation’s capital.

Through the process of executing its Strategic Realignment Plan, the Company successfully eliminated all real estate holdings and associated debts in markets outside the Washington, DC market. An additional objective of the Strategic Realignment Plan was to settle a significant amount of the Company’s unsecured vendor and other debts at a principal discount. Although the Company succeeded in reaching arrangements with many of its vendors and other unsecured creditors, it was unable to reach an agreement with respect to a judgment resulting from a land contract the Company cancelled in the Atlanta, Georgia area. As a result, on November 13, 2009, three of the Company’s Atlanta, GA subsidiaries (also known as “Parker Chandler Homes” ) filed petitions to liquidate under chapter 7 of the U.S. Bankruptcy Code. On or about January 21, 2010, the United States Bankruptcy Court, Northern District of Georgia entered an order approving the trustee’s report of no distribution, discharged the trustee and closed the estate for all three subsidiary filings. As a result, the judgment debt was discharged and the Company no longer controls any significant real estate positions in Atlanta, GA. During the three months ended March 31, 2010, the Company deconsolidated the entities that held the real estate assets and debt related to the Wachovia foreclosure agreement (much of which was in the Atlanta and Raleigh markets), which was entered into in 2009. See Note 15 for the details on the deconsolidation of these entities.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

Liquidity Developments

In an effort to stabilize the Company, management spent much of 2009 focused on negotiating with lenders to eliminate and restructure debt which temporarily limited our ability to pursue new business opportunities. In mid 2009, management formulated a Strategic Realignment Plan which identified key real estate projects to be retained by the Company and those to be disposed of. The Company then worked to restructure the entirety of its debt. The restructuring was completed in late 2009 and has resulted in improved operating cash flow as the lenders agreed to provide the Company with increased cash from proceeds as units are delivered to purchasers. The cash flow agreements require that the Company settle a minimum number of units per quarter at its Penderbrook and Eclipse projects, on a cumulative basis. As of September 30, 2010, the Company had met these quota requirements, as amended, for each of the preceding five quarters. If the Company is unable to maintain the minimum settlement requirements, while that would not be deemed an event of loan default, it would give the lenders the right to apply substantially all of the unit settlement proceeds to principal reduction until such time as the Company is able to regain compliance with the cumulative quotas. At September 30, 2010, the Company was in compliance with the minimum settlement requirements, as amended.

The Plan also identified real estate projects which it deemed to be non-essential to future growth. The strategic approach to debt secured by non-essential real estate projects was to pursue foreclosure agreements with the related lenders with the goal of transferring the real estate to the lender in return for a release from the related debt obligation. As detailed in the December 31, 2009 Form 10-K, the Company made significant progress in that regard having successfully negotiated settlements with all of its lenders regarding the loans guaranteed by the Company and had reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $67.6 million at December 31, 2009 to $30.0 million at September 30, 2010. In most cases, the Company has been released from the obligations under the loan in return for its agreement to cooperate in the bank’s foreclosure on the real estate assets securing the loan. In a limited number of cases, the Company provided the lenders with non-interest bearing deficiency notes with three year maturities in an amount equal to a fraction of the original debt. The balance of the deficiency notes at September 30, 2010 was $1.1 million.

Following is a summary of liquidity events in 2010:

•	As a result of the restructuring effort, the only debt service required in 2010 will be covered by, assuming we are able to maintain sales quotas, settlements of units or land parcels.

•

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17,100 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $2,800. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On March 19, 2010, the Company’s subsidiary received a final judgment against Balfour in the amount of $11,963. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12,500. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment on any remaining outstanding amounts under the Company’s loan agreement with KeyBank.

•

On September 14, 2010, the Company’s Chairman and Chief Executive Officer exercised his right to purchase 855,000 shares of the Company’s Class A common stock for an exercise price of $.70 per share tendering approximately $600 to the Company. See Note 13 for details.

The Company continues to engage in discussions with lenders and potential equity investors in an effort to provide additional liquidity to sustain business operations and growth capital to fund various new business opportunities. We are anticipating that through a combination of these negotiations, the additional cash from settlement proceeds, the cash generated by our rental operations and the cash generated by sales of land parcels that the Company will generate sufficient cash to sustain our operations through 2010. However, this outcome is primarily dependent upon our ability to meet the minimum settlement requirements specified by our lenders at the Penderbrook and Eclipse projects. If we are unable to meet the sales quotas, substantially all of the proceeds from any settlements at the Penderbrook and Eclipse projects will be retained by the lenders and applied to principal debt curtailments. We have met the sales quota requirements, as amended, during each of the preceding five quarters and were in compliance with these settlement requirements at September 30, 2010.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

At September 30, 2010, we had $0.8 million in unrestricted cash and $3.1 million in restricted cash. Included in our restricted cash balance, to which we have no access currently, is a $3.0 million deposit with an insurance provider as security for any potential future claims. Our access to external working capital is very limited and we have few other sources of cash as commercial banks and other unregulated lenders have experienced a liquidity crisis of their own which has made funding for real estate investment extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, including any future construction and land development efforts.

If we are unable to maintain compliance with the cumulative minimum settlement requirements for an extended period of time, it would be necessary to seek waivers or additional loan modifications from the project lenders at the Penderbrook and Eclipse projects. If we were unable to secure such waivers or modifications, this would substantially reduce the amount of cash generated through unit settlements and make it necessary for us to attempt to generate alternative sources of revenue to meet our operating cash flow requirements. To do so, we may have to seek to leverage the judgment award which we obtained against Balfour, attempt to sell our remaining parcels of land, seek to raise additional capital or seek to obtain additional financing to meet our operating cash flow requirements. If, in the absence of cash flow being generated from unit settlements, we were unable to generate additional capital through any of these alternative sources, we could deplete our cash reserves and may be forced to seek protections afforded under the bankruptcy code. There can be no assurance that in the event we were forced to seek bankruptcy protection that we would be able to reorganize and, in such an event, we could be forced to liquidate our assets.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

2. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale includes land, land development costs, interest and other construction costs. Land held for development is stated at cost, or when circumstances or events indicate that the land is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various lots or housing units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of prepaid local government fees, capitalized interest and real estate taxes. Selling costs are expensed as incurred.

For projects where the Company expects to sell the remaining lots in bulk or convey the remaining lots to a lender where the loans have matured, the fair value is determined based on offers received from third parties, comparable sales transactions, and/or cash flow valuation techniques.

If the project meets the GAAP accounting criteria of held for sale, the project is valued at the lower of cost or fair value less estimated selling costs. Currently all of the Company’s projects meet these criteria. If the project sales are expected to extend over a period of time, the Company calculates fair value utilizing a discounted cash flow model as discussed below using a discount rate that reflects a reduced level of risk as these assets are no longer under construction.

For assets held for development, estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value including management’s plans for the property. In the normal course of business, dispositions of large land holdings can extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net book value may not be recoverable.

During the third quarter of 2009, the Company executed a foreclosure agreement with Wachovia Bank in exchange for the Company’s agreement to cooperate in the bank’s foreclosure process on assets that secured the debt. Wachovia Bank had not foreclosed on the real estate assets as of March 31, 2010. However, with the Company’s January 1, 2010 adoption of SFAS No. 167, “Amendment to FASB Interpretation No. 46(R),” (codified in “ASC 810”), the Company concluded that it no longer possessed the controlling financial interest in the entities that own the Wachovia assets, nor did it have an obligation to absorb losses that may be significant to the variable interest entities. As a result, the Company was no longer the primary beneficiary of the entities that own the Wachovia assets. Therefore, the Company deconsolidated the entities, including the debt outstanding as of the effective date of the pronouncement. See Note 15 for details.

Difficult market conditions characterized by high unemployment, elevated supplies of unsold home inventory, high levels of foreclosures and increased price competition have continued to challenge the Company during the first nine months of 2010. This has resulted in flat sales prices, selling concessions, reduced gross margins and extended estimates for project sell-off dates. As of September 30, 2010, the Company has classified its projects as held for sale as discussed above and accordingly, written the projects down to fair value less costs to sell as determined by discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, primarily estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the estimated timeframe for sales in a community challenging, the Company has generally assumed sales prices equal to or less than current prices and the remaining duration of the community sales process were estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes to be an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on information it has received from marketing its communities for sale in recent periods, and accordingly has elected to use a rate of 13% in its discounted cash flow model. While the selection of a 13% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market and appropriately reflects the economics of the market, current return expectations, the cash flow characteristics of the projects and the substantially completed nature of its for sale inventory. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates were made. In recent months, market conditions affecting the Company’s Washington, DC area projects have improved; however, if market conditions deteriorate again, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

The Company has recorded an impairment charge of $1.5 million in the three month period ended September 30, 2010, to properly record its for sale projects at fair market value less costs to sell consistent with the provisions of ASC 360.

The following table summarizes impairment charges and write-offs for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Impairments	$1,548	$—	$1,548	$15,351
Write-offs	—	—	—	—

	$1,548	$—	$1,548	$15,351

Real estate held for development and sale consists of the following:

	September 30, 2010	December 31, 2009
Land and land development costs	$9,349	$28,173
Cost of construction (including capitalized interest and real estate taxes)	26,604	42,717

	$35,953	$70,890

3. WARRANTY RESERVE

Warranty reserves for houses settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the one-year warranty period provided by the Company or within the typical five-year statutorily mandated structural warranty period. Since the Company subcontracts the majority of its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Additional provisions are made periodically based on an ongoing review of the projects. This reserve is an estimate and actual warranty costs could vary from these estimates. During the three months ended September 30. 2010, the Company provided an additional $639 in warranty reserves to cover future potential costs and/or claims made with respect to its remaining projects. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning period	$576	$828	$692	$1,031
Additions	663	63	711	100
Releases and/or charges incurred	(78)	(114)	(242)	(354)

Balance at end of period	$1,161	$777	$1,161	$777

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total interest incurred and capitalized	$—	$—	$—	$12

Interest expensed as a component of cost of sales	$828	$1,551	$2,774	$2,442

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total interest incurred and expensed for inactive projects (1)	$—	$161	$1,316	$2,452
Total real estate taxes incurred and expensed for inactive projects	87	199	403	801
Total production overhead incurred and expensed for inactive projects	45	94	82	555

	$132	$454	$1,801	$3,808

(1)	Under the terms of the loan agreement with Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook condominium project, interest is accrued at 12% unless and until certain unit settlement thresholds are achieved. Once a threshold is achieved, the interest rate is decreased and a reduction in the interest liability is recorded. In September 2010, the Company reached 24 settlements at the Penderbrook project for the nine months ended September 30, 2010. Under the terms of the loan agreement, 24 settlements entitle the Company to an interest rate reduction from 12% to 3% on the principal balance outstanding from January 1, 2010 to September 30, 2010. The amount of that interest liability reduction was approximately $730,000 and was recorded at September 30, 2010. To the extent the Company settles additional units at Penderbrook in the fourth quarter of 2010, the interest rate could potentially be reduced from 3% to 2%, which would result in further reductions in the interest liability recorded at December 31, 2010.

5. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the three and nine months ended September 30, 2010 and 2009 are presented on the consolidated statement of operations. As a result of net losses during the three and nine months ended September 30, 2010 and 2009, restricted stock awards, stock options and warrants were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Comprehensive income

For the three and nine months ended September 30, 2010 and 2009, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

6. INCOME TAX

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes,” (“ASC 740”). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company is projecting a tax loss for the twelve months ended December 31, 2010. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at September 30, 2010. This results in a zero current income tax expense for the three and nine months ended September 30, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and nine months ended September 30, 2010.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

7. STOCK REPURCHASE PROGRAM

In February 2006, the Company’s Board of Directors authorized the Company to purchase up to 1,000 shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the twelve months ended December 31, 2006, the Company repurchased an aggregate of 391 shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased in 2007, 2008, 2009 or during the nine months ended September 30, 2010. The Company has no immediate plans to repurchase any additional shares under the existing authorization.

8. COMMITMENTS AND CONTINGENCIES

Litigation

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17,100 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $2,800. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On March 19, 2010, the Company’s subsidiary received a final judgment against Balfour in the amount of $11,963. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12,500. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward principal curtailment on any amounts outstanding under the Company’s loan agreement with KeyBank.

On December 30, 2009, Lawyers Title Insurance Corporation filed an indemnification claim against a Company subsidiary in an amount of $126, seeking reimbursement of fees and costs allegedly incurred as a result of mechanic’s liens improperly filed by Balfour Beatty at The Eclipse on Center Park Condominium project. The Company subsidiary disputes the allegations and intends to vigorously defend the claim. A trial in the matter was scheduled for October 2010. Lawyers Title Insurance Corporation non-suited their indemnification claim in September 2010.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

Other than the foregoing, we are not subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results and cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. Although in some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds, we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At September 30, 2010 the Company has issued $528 in letters of credit and $2,726 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

9. RELATED PARTY TRANSACTIONS

The Company entered into a lease agreement for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia with Comstock Asset Management, L.C. (CAM), an entity wholly owned by our Chief Executive Officer. In October 2007, the lease agreement was amended decreasing the total square footage from 24.1 to 17.1 and extending the term to four years through September 2011. For the three months ended September 30, 2010 and 2009, total payments made under this lease agreement were $33 and $91, respectively. During the nine months ended September 30, 2010 and 2009 total payments were $180 and $348, respectively. During the second quarter of 2009, the Company began deferring a portion of the base salary payments to our Chief Executive Officer and our Chief Operating Officer. At September 30, 2010 the balance of the deferred compensation is $601.

On or about January 15, 2010, Comstock Property Management, L.C. (“CPM”), a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), agreed to enter into a new three year lease with CAM, for the use of approximately 8.2 square feet of office space at the Company’s existing headquarters (the “Lease”). Pursuant to the terms of a separate early termination of Lease by and between CAM and the Company (the “Lease Termination”), the Company surrendered approximately 15.7 square feet of space to CAM in exchange for (i) CPM’s agreement to enter into the Lease for the reduced space and at a reduced rate; and (ii) the issuance of a warrant to purchase up to 55 shares of the Company’s Class A common stock at a strike price equal to the average of the closing stock price for the twenty days immediately preceding the effective date of the Lease Termination in exchange for the forgiveness of approximately $110 in delinquent rent. The fair value of the 55 warrants was $25 which resulted in a gain of $85 recorded in the first quarter of 2010. Although CAM has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time and has reduced the amount due from us under the agreements.

The Company is party to agreements with I-Connect, L.C. (I-Connect), a company in which Investor Management, LLC, an entity wholly owned by our Chief Operating Officer, holds a 25% interest, for information technology and website consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. For the three months ended September 30, 2010 and 2009, total payments made under this agreement were $18 and $29, respectively. During the nine months ended September 30, 2010 and 2009 total payments were $66 and $73, respectively. Although I-Connect has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time and has reduced the amount due from us under the agreements.

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

10. DISCONTINUED OPERATIONS

As described in Note 15, as of January 1, 2010, the company deconsolidated its remaining real estate held for development and sale inventory in its Atlanta, GA and Raleigh, NC markets. The Company has historically reported this business as the Southeast region. The deconsolidated inventory constitutes all of the Company’s assets in the Southeast region. As such, the results of operations associated with the Southeast region are included as a discontinued operation.

As the Southeast region represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to present this business segment as discontinued operations. Costs and expenses directly associated with this business have been reclassified as discontinued operations in the consolidated statements of operations. Corporate expenses such as general corporate overhead have not been allocated to discontinued operations. Interest expense in cost of sales was $0 and $20 for the three months ended September 30, 2010 and 2009, respectively and was $0 and $64 for the nine months ended September 30, 2010 and 2009, respectively. No interest was incurred or capitalized during the three and nine months ended September 30, 2010 or September 30, 2009.

Summarized financial information for the Southeast region is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue from homebuilding	$—	$829	$—	$1,754
Cost of sales	—	(732)	—	(1,365)
Impairment of real estate	—	—	—	(7,587)
Selling, general and administrative	—	(33)	—	(496)
Interest, real estate taxes and indirect costs related to inactive projects	—	(34)	—	(795)
Other (loss) income	—	48	—	(1,421)

Gain (loss) from discontinued operations	$—	$78	$—	$(9,910)

No tax expense or benefit was recorded for the three and nine months ended September 30, 2010 or September 30, 2009. Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with the respective data in the consolidated statement of operations.

As a result of the deconsolidation of the Atlanta, GA and Raleigh, NC assets, the Company’s Washington, DC operation is its only reportable segment.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

11. TROUBLED DEBT RESTRUCTURING

On February 12, 2010, the Company executed a loan modification agreement with Stonehenge Funding (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, with respect to approximately $9.0 million of unsecured debt. Under the terms of the agreement, Stonehenge agreed to forgive $4.5 million of the principal balance due from the Company, reducing the remaining principal balance by fifty percent (50%) to $4.5 million; and to forgive all past due interest, late fees and penalties accruing through the date of the agreement. The agreement further provides that effective January 1, 2010, the interest rate is reduced by approximately fifty percent (50%) to 300 basis points above the one year LIBOR rate. Stonehenge may, on a quarterly basis, elect to receive stock of the Company (or warrants for the purchase thereof) in an amount equal to the value of the scheduled interest payment. Stonehenge has also agreed to eliminate or forbear upon the enforcement of all financial covenants. The maturity date of the debt remains unchanged at March 14, 2013. The negotiations regarding the loan modification agreement were handled by the independent members of the Board of Directors of the Company. The gain on this transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470.

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

To date Comstock has issued to Stonehenge 32,516 shares of the Company’s Class A Common Stock with a stock price of $1.40 in satisfaction of approximately $46 in interest. At September 30, 2010 the Company had $5,008 outstanding to Stonehenge Funding, which represents the December 31, 2009 balance of $12,743 less the gain on troubled debt restructuring of $7,689 recognized in the first quarter of 2010, and the $46 in interest paid in Comstock shares.

12. COMMON STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

In 2009, the Company’s Board of Directors approved the issuance of up to 600,000 warrants of the Company’s Class A Common Stock to settle outstanding trade debt. For the three month period ended September 30, 2010, 41,032 warrants at an average strike price of $1.50 were issued to settle outstanding trade debt. The Company recognized a gain of approximately $48 and $251 during the three months and nine months ended September 30, 2010, respectively, which is recorded in Other Income in the Company’s Statement of Operations. Total debt eliminated under the program is approximately $702. Since the inception of the program, 412,646 warrants have been issued at an average strike price of $1.04. There are 187,354 warrants remaining under the authorization.

13. WARRANT EXERCISE

In connection with the purchase of the unsecured debt discussed in Note 11, Stonehenge acquired a warrant for the purchase of 1,500,000 shares of the Company’s Class A Common Stock at an exercise price of $.70 per share. Thereafter, Stonehenge surrendered a portion of the warrant representing 500,000 shares to the Company. On September 14, 2010, the Company’s Chairman and Chief Executive Officer exercised his right to purchase 855,000 shares of the Company’s Class A Common Stock for an exercise price of $.70 per share tendering approximately $600 to Comstock. The purchase was accomplished through Stonehenge.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

14. CREDIT FACILITIES

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. As of September 30, 2010, maturities of all of our borrowings are as follows:

2010	—
2011	19,982
2012	1,127
2013	5,008
2014 and thereafter	3,862

Total	$29,979

The Company is exploring options with its existing lenders, as well as new debt and equity sources to address its 2011 maturities. While the Company believes it has available options to address the maturities as discussed below, there can be no assurances that the Company will be successful in these efforts.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

All of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At September 30, 2010, the one-month LIBOR and prime rates of interest were 0.26% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.5% to 15.2%. During the past twelve months, these rates were relatively stable. Based on current operations, as of September 30, 2010, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.3 million in a fiscal year. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, at September 30, 2010 our outstanding debt by lender was as follows:

Bank	Balance as of 9/30/10	Recourse
KeyBank	$11,406	Secured
Wachovia	205	Unsecured
Guggenheim Capital Partners	7,197	Secured
M&T Bank – Cascades	1,016	Secured
M&T Bank	496	Secured
Cornerstone	400	Unsecured
Bank of America	3,863	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	24,971
Due to affiliates – Stonehenge Funding	5,008	Unsecured

Total	$29,979

At September 30, 2010, the Company had $11.4 million outstanding to KeyBank under a credit facility secured by the Company’s Potomac Yard project. This note matures in March, 2011. Under the terms of the note there is an interest reserve which represents the amount by which we can avoid cash payments of future monthly interest obligations by adding them to the principal balance. At September 30, 2010 the available balance in the interest reserve was approximately $0.9 million. While there are no financial covenants associated with the loan, there are curtailment requirements which the Company has been covering with the proceeds from settlements at the Eclipse project. The interest rate is the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with accelerated releases equal to fifteen percent of the net sales price. However, these accelerated releases are subject to meeting a cumulative minimum sales requirement. Failure to meet the cumulative minimum sales requirement will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain the entire net sales price of sold units. On March 17, 2010, the Company completed the sale of land at its Station View project located in Loudoun County, Virginia for $2.8 million. Since the KeyBank debt is secured by the Potomac Yard project and the Station View land, the Company made a $2.2 million principal payment to KeyBank related to the Station View sale.

At September 30, 2010, the Company had approximately $7.2 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On August 20, 2008, Guggenheim issued a notice of default to the Company regarding a purported default. The Company subsequently entered into a loan modification and forbearance agreement whereby Guggenheim agreed to forgo any remedies it may have had with respect to the alleged default. On September 16, 2009, the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forbear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements on a monthly and quarterly basis. If the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. The Company has met the minimum sales requirement, as amended, as of September 30, 2010. This note matures on March 6, 2011, but can be extended based upon the satisfaction of a certain number of units sold 14 days prior to this date, but in no event will extend beyond March 2012.

As of September 30, 2010, $5.0 million was outstanding to Stonehenge Funding (“Stonehenge”), which includes its principal amount of $4.5 million plus the total estimated future interest payments of $0.6 million. See details at Note 11.

At September 30, 2010, the Company had $1.5 million outstanding to M&T Bank. On September 28, 2009, the Company entered into a series of agreements with M&T with respect to the $7.6 million of outstanding debt plus accrued interest and late fees. As a result of the agreements, the Belmont Bay loan, with a principal balance of $6.1 million plus $0.5 million of accrued interest and fees, was released in its entirety and the Cascades Loan, with a principal balance of $1.0 million, was extended through January 31, 2011. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont Loan in the amount of $0.5 million with a three-year maturity secured by the Cascades Project. Under the terms of the agreements, M&T Bank agreed to extend the maturity date of the Cascades Loan by forbearing on enforcing its rights with respect to collection of the debt until January 31, 2011. The Company also agreed to commence current payment of interest due M&T Bank related to the current principal balance of the Cascades Loan. The Cascades Project contains a total of 191 condominium units with the first phase of the Cascades Project (88 units) being completed by the Company in 2007.

At September 30, 2010, the Company had $3.9 million outstanding to Bank of America (“BOA”) in a 10-year unsecured note. In February 2010, the Company announced that it had reached an agreement in principle with BOA regarding the modification of the note’s curtailment terms. In connection therewith, the Company agreed to pay an extension fee of $100 and BOA agreed to delay for one year, until January 2011, the commencement of interest payments. The maturity date remains unchanged at December 28, 2018.

15. DECONSOLIDATION OF SUBSIDIARIES

On August 17, 2009, the Company entered into a foreclosure agreement (“Agreement”) with Wachovia Bank with respect to approximately $17.8 million of secured debt, accrued interest and fees. Under the terms of the Agreement, the Company agreed to cooperate with Wachovia with respect to its foreclosure on certain of the Company’s real estate assets. In return, Wachovia agreed to release the Company from their obligations and guarantees relating to the $17.8 million of indebtedness contemporaneous with the execution by the Company of a non-interest bearing, unsecured deficiency note payable to Wachovia in the amount of approximately $1.8 million. The deficiency note was reduced by the principal payments related to certain homes sold by the Company. As of December 31, 2009, the deficiency note balance was $205 and the debt from which the Company was released upon deconsolidation of the assets was $15.9 million.

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

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

There are three measurement input levels for determining fair value: Level 1, Level 2, and Level 3. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

RESULTS OF OPERATIONS—(Continued)

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

Overview

Comstock is a multi-faceted real estate development company engaged in the development of for-sale residential and mixed use products. Our substantial experience in building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments has positioned Comstock as a prominent real estate developer and home builder in the Washington, DC market place. References in this Form 10-Q to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our business was founded in 1985 as a residential land developer and home builder focused on the Northern Virginia suburbs of the Washington, DC area. In the 1990’s we expanded our business to include home building operations in Maryland and North Carolina and a title insurance agency in Virginia. Prior to our initial public offering in December 2004, we operated our business through multiple holding companies each focused on a distinct geographic area or business operation. In connection with our initial public offering, these primary holding companies were consolidated and merged into Comstock Homebuilding Companies, Inc., which was incorporated in Delaware in May 2004. Subsequent to our initial public offering, we conducted our operations through wholly owned subsidiaries. Comstock Homes is the brand name of our for sale home building operations. Since our founding in 1985, and as of September 30, 2010, we have built and delivered more than 5,200 homes generating total revenue in excess of $1.5 billion.

Our core market of Washington, DC has experienced significant job and population growth over the past two decades, creating demand for a wide range of housing products. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We have built homes in suburban communities, where we focus on low density products such as single family detached homes, and in urban areas, where we focus on high density multi-family and mixed use products. We develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Currently we operate only in the Washington, DC market where we target first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market. In 2007, 2008, and 2009 the average price of the homes we delivered was $263,000, $300,000, and $289,000, respectively. For the three and nine months ended September 30, 2010, the average price of the homes we delivered was $303,000 and $329,000, respectively.

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

In certain communities we continue to offer units for sale and for rent. In the difficult market conditions that have persisted over the past few years, this strategy has dramatically enhanced our ability to maintain adequate operating cash flow. It has also contributed to our ability to negotiate arrangements with all of our lenders regarding necessary modifications to our borrowing facilities as we worked to align our portfolio with market realities. Additionally, by operating key properties as rental communities during the housing downturn, we have been able to position valuable assets for sale in improving market conditions.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

In 2005, we began executing expansion plans with the goal of establishing operations in key markets throughout the Southeast where job growth and population growth created increased demand for new housing. During 2006, we expanded our Raleigh, North Carolina operation and we entered the Charlotte, North Carolina, Myrtle Beach, South Carolina, and Atlanta, Georgia markets, increasing revenues to approximately $266.2 million in 2007. However, during 2007 it became clear that the unprecedented span of growth in the housing sector was ending. Changing economic conditions were negatively affecting demand for new housing. Drawing on the experience we gained in previous downturns, we curtailed our expansion plans and adopted a defensive strategy to ensure our ability to survive the housing downturn, should it prove to be protracted, which it has. We quickly sold certain assets where we believed market values would continue to erode, and we began working with our lenders to renegotiate the terms of our project related and corporate borrowings, which peaked at approximately $340.0 million as of September 30, 2006. Throughout 2007 and 2008, market conditions continued to deteriorate which made it necessary to significantly scale back operations while continuing efforts to renegotiate terms of our debt while seeking to retain certain properties in our portfolio.

With market conditions remaining difficult as 2009 began and liquidity becoming an increasing concern, we established our Strategic Realignment Plan. This Plan was designed to eliminate debt, further reduce expenses, enhance our balance sheet, conserve cash, and protect our key Washington, DC market assets. By the end of 2009 we successfully renegotiated all secured debt obligations and reduced total debt to $67.6 million as of December 31, 2009. In early 2010 we restructured our debt with Stonehenge Funding, LC and secured a debt interest payment deferral with Bank of America. Due to the adoption of a new accounting principle, we deconsolidated the assets and debt related to the Wachovia foreclosure agreement in Q1 2010 thereby reducing our total debt at September 30, 2010 to $30.0 million.

In keeping with our defensive strategy we did not purchase any land in 2008, 2009 or the first nine months of 2010. As of December 31, 2009, we had previously completed our exit from the Charlotte, North Carolina, Myrtle Beach, South Carolina, and Atlanta, Georgia markets and suspended our operations in the Raleigh, North Carolina market. We also eliminated all spec inventory (other than those units held as rental properties) and disposed of properties where we believed market conditions did not warrant protecting the asset. We reduced debt, reduced general and administrative expenses (from $37.5 million in 2006 to $8.1 million in 2009), enhanced operating cash flow, and protected key properties in the Washington, DC area around which we will seek to rebuild our business.

We believe that our significant experience over the past 25 years, combined with our ability to navigate through two major housing downturns (early 1990’s and late 2000’s) have provided us the experience necessary to capitalize on attractive opportunities in our core market of Washington, DC and to rebuild shareholder value. We are confident that our focus on the Washington, DC market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, will provide opportunity to generate attractive returns on investment while also providing opportunity for growth.

Further, we believe the recent court decision resulting in our favor regarding litigation we brought against the general contractor on our Eclipse high-rise condominium project in Arlington, Virginia will ultimately enhance liquidity and reduce indebtedness to KeyBank, once the appeal of the award by the defendant concludes.

The homebuilding industry continues to experience demand levels well below the record levels experienced in 2005. Although market conditions are showing signs of improvement, as compared to 2009, demand continues to be well below the robust levels experienced earlier in this decade. The economic recession and the well documented turmoil in the financial markets continue to create challenging market conditions for most industries. Among the challenges facing the home building industry is availability of capital, availability of mortgage financing, increased levels of existing home inventory fueled by foreclosures, and reduced demand for new homes. In today’s real estate market our general operating business strategy has the following key elements:

•	protect liquidity and maximize capital availability;

•	maximize the realized value of our real estate owned;

•	maintain rationalized overhead expenses;

•	focus on our current inventory and emerging opportunities in the Washington, DC market;

•	focus on a broad segment of the home buying market, aka the “middle market”; and

•	seek opportunities to rebuild our business in a measured and controlled fashion.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

At September 30, 2010, we either owned or controlled approximately 229 building lots. The following table summarizes certain information related to new orders, settlements, and backlog for the three and nine month period ended September 30, 2010 and 2009 ($000s):

	Three months ended September 30,
Washington DC Metro Area	2010	2009
Gross new orders	18	29
Cancellations	—	2
Net new orders	18	27
Gross new order revenue	$5,383	$8,995
Cancellation revenue	$—	$460
Net new order revenue	$5,383	$8,535
Average gross new order price	$299	$310
Settlements	17	39
Settlement revenue - homebuilding	$5,153	$11,116
Average settlement price	$303	$285
Backlog units	1	6
Backlog revenue	$230	$1,541
Average backlog price	$230	$257

	Nine months ended September 30,
	2010	2009
Gross new orders	50	63
Cancellations	1	7
Net new orders	49	56
Gross new order revenue	$15,922	$19,999
Cancellation revenue	$445	$2,128
Net new order revenue	$15,477	$17,871
Average gross new order price	$318	$317
Settlements	51	53
Settlement revenue - homebuilding	$16,766	$17,053
Average settlement price	$329	$322
Backlog units	1	6
Backlog revenue	$230	$1,541
Average backlog price	$230	$257

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

We currently have communities in four counties throughout the Washington, DC market. The following table summarizes certain information for our current communities as of September 30, 2010:

	As of September 30, 2010
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Average New Order Revenue to Date
Emerald Farm (4)	MD	SF	84	78	—	6	$452,347
Commons on Potomac Sq – Cascades (4)	VA	Condo	191	88	—	103	231,891
Penderbrook (1)	VA	Condo	424	351	1	72	250,045
Eclipse at Potomac Yard (1)	VA	Condo	465	418	—	47	406,048

Total			1,164	935	1	228	$334,864

(1)	For sale communities
(2)	“SF” means single family home and “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	Developed land communities are land available for sale

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Results of Operations

Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

Orders, cancellations and backlog

Gross new order revenue for the three months ended September 30, 2010 decreased $3.6 million, or 40.0%, to $5.4 million on 18 homes as compared to $9.0 million on 29 homes for the three months ended September 30, 2009. For the nine months ended September 30, 2010, gross new order revenue decreased $4.1 million, or 20.5% to $15.9 million on 50 homes, as compared to $20.0 million on 63 homes for the nine months ended September 30, 2009. Net new order revenue for the three months ended September 30, 2010 decreased $3.1 million, or 36.5%, to $5.4 million on 18 homes as compared to 8.5 million on 27 homes for the three months ended September 30, 2009. Net new order revenue for the nine months ended September 30, 2010 decreased $2.4 million, or 13.4%, to $15.5 million on 49 homes as compared to $17.9 million on 56 homes for the nine months ended September 30, 2009. Average gross new order revenue per unit for three months ended September 30, 2010 decreased $11,000 to $299,000, as compared to $310,000 for the three months ended September 30, 2009. The average gross new order revenue per unit for the nine months ended September 30, 2010 increased $1,000 to $318,000, as compared to $317,000 for the nine months ended September 30, 2009. The combination of reduced available for-sale inventory and the expiration of the federal homebuyer tax credit on April 30, 2010 contributed to the reduction in new order revenue.

As a result of winding down our divisions in the Atlanta, GA and Raleigh, NC markets, we began 2010 with two Washington, DC condominium projects where we have units available for sale and for rent: Penderbrook Square in Fairfax, VA and the Eclipse at Potomac Yard in Arlington, VA. Our other two Washington, DC projects, Cascades in Loudoun County, VA and Emerald Farm in Frederick County, MD, are finished lots that have previously been prepared for unit construction and which we plan to either sell the finished building lots or commence construction of units as conditions warrant. Therefore, we were only able to generate orders and backlog at the two condominium projects in the first nine months of 2010. Because our unit sales are generated from completed inventory we do not need to construct units after a sales contract is executed with a unit purchaser. As a result we are able to quickly execute on a sales contract and deliver the unit to the purchaser. Typically, unit deliveries are made within thirty days of contract execution. As a result, we do not tend to generate significant order backlog. At September 30, 2010, we had 1 unit in backlog at Penderbrook to generate revenue of $230,000.

Revenue – homebuilding

The number of homes delivered for the three months ended September 30, 2010 decreased to 17 as compared to 39 homes for the three months ended September 30, 2009. For the nine months ended September 30, 2010 we delivered 51 homes as compared to 53 homes delivered during the nine months ended September 30, 2009. Average revenue per home delivered increased by approximately $18,000 or 6.3% to $303,000 for the three months ended September 30, 2010 as compared to $285,000 for the three months ended September 30, 2009. Average revenue per home delivered increased by approximately $7,000 or 2.2% to $329,000 for the nine months ended September 30, 2010 as compared to $322,000 for the nine months ended September 30, 2009.

Revenue from homebuilding decreased by $5.9 million, or 53.2%, to $5.2 million for the three months ended September 30, 2010 as compared to $11.1 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010 revenue from homebuilding decreased by $0.3 million, or 1.8% to $16.8 million as compared to $17.1 million for the nine months ended September 30, 2009. The combination of reduced available for-sale inventory and the expiration of the federal homebuyer tax credit on April 30, 2010, contributed to the reduction in unit sales and revenue.

Revenue – other

Other revenue for the three months ended September 30, 2010 decreased by $243,000 to $436,000, as compared to $679,000 for the three months ended September 30, 2009. Other revenue for the three months ended September 30, 2010 and 2009 is primarily rental revenue from our Penderbrook and Eclipse communities. Other revenue for the nine months ended September 30, 2010 increased by $2.1 million, to $4.4 million, as compared to $2.3 million for the nine months ended September 30, 2009. Other revenue for the nine months ended September 30, 2010 includes $1.5 million of rental revenue from our Penderbrook and Eclipse communities as compared to $2.1 million of rental revenue for the nine months ended September 30, 2009. The decrease in rental revenue is not a result of decreases in per unit rental rates but rather is correlated to the reduced number of units we made available for rent due to continued sales of inventory units. Other revenue for the nine months ended September 30, 2010 also includes $2.8 million related to the sale of land at our Station View project in Q1 2010.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended September 30, 2010 decreased by $4.7 million, to $5.8 million, or 111.5% of homebuilding revenue, as compared to $10.5 million, or 94.6% of revenue, for the three months ended September 30, 2009. Cost of sales—homebuilding for the nine months ended September 30, 2010 increased by $1.2 million, to $17.1 million, or 101.8% of homebuilding revenue, as compared to $15.9 million, or 93.0% of revenue, for the nine months ended September 30, 2009. The decrease in gross margin for the three and nine months ended September 30, 2010 is partially attributable to our minimum unit settlement requirements in the KeyBank and Guggenheim loan agreements. Additionally, we provided $639 in warranty reserves in the three month period ended September 30, 2010, to reflect expected future potential costs at the Company’s remaining projects. The combination of severe weather in Q1 2010, the expiration of the federal homebuyer tax credit on April 30, 2010, continued competition from foreclosure sales in the market and our efforts to meet sales quota covenants has required us to sell units at prices which have negatively impacted our 2010 margins.

Cost of sales – other

Cost of sales – other for the three months ended September 30, 2010 decreased $126,000 to $382,000 as compared to $508,000 for the three months ended September 30, 2009. This is consistent with the decrease in rental revenue for the period. Cost of sales – other for the nine months ended September 30, 2010 increased approximately $2.2 million to $3.7 million as compared to $1.5 million for the nine months ended September 30, 2009. This increase is due to the sale of our Station View land in the first quarter of 2010. Cost of sales – other is principally comprised of operating expenses incurred in generating rental revenue at our rental communities, but also includes land sales when they occur.

Impairments and write-offs

Real estate held for development and sale includes land, land development costs, interest and other construction costs. Land held for development is stated at cost, or when circumstances or events indicate that the land is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various lots or housing units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of prepaid local government fees, capitalized interest and real estate taxes. Selling costs are expensed as incurred.

For projects where the Company expects to sell the remaining lots in bulk or convey the remaining lots to a lender where the loans have matured, the fair value is determined based on offers received from third parties, comparable sales transactions, and/or cash flow valuation techniques.

If the project meets the GAAP accounting criteria of held for sale, the project is valued at the lower of cost or fair value less estimated selling costs. Currently all of the Company’s projects meet these criteria. If the project sales are expected to extend over a period of time, the Company calculates fair value utilizing a discounted cash flow model as discussed below, although the Company would select a discount rate to reflect the relative construction and other risks.

For assets held for development, estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value including management’s plans for the property. In the normal course of business, dispositions of large land holdings can extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net book value may not be recoverable. During the third quarter of 2009, the Company executed a foreclosure agreement with Wachovia Bank in exchange for the Company’s agreement to cooperate in the bank’s foreclosure process on assets that secured the debt. Wachovia Bank had not foreclosed on the real estate assets as of March 31, 2010. However, with the Company’s January 1, 2010 adoption of SFAS No. 167, “Amendment to FASB Interpretation No. 46(R),” (codified in “ASC 810”), the Company concluded that it no longer possessed the controlling financial interest in the entities that own the Wachovia assets, nor did it have an obligation to absorb losses that may be significant to the variable interest entities. As a result, the Company was no longer the primary beneficiary of the entities that own the Wachovia assets. Therefore, the Company deconsolidated the entities, including the debt outstanding as of the effective date of the pronouncement. See Note 15 for details.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Difficult market conditions characterized by high unemployment, elevated supplies of unsold home inventory, high levels of foreclosures and increased price competition have continued to challenge the Company during the first nine months of 2010. This has resulted in flat sales prices, customer concessions, reduced gross margins and extended estimates for project sell off dates. The Company evaluates its projects on a quarterly basis to determine if recorded carrying amounts are recoverable. For projects where the Company expects to continue sales, these impairment evaluations are based on discounted cash flow models as discussed above. Discounted cash flow models are dependent upon several subjective factors, primarily estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the selection of a timeframe for sales in a community challenging, the Company has generally assumed sales prices equal to or less than current prices and the remaining lives of the communities were estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes to be an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on information it has received from marketing its deals for sale in recent months, and accordingly has elected to use a rate of 13% in its discounted cash flow model. While the selection of a 13% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market and appropriately reflects the economics of the market, current return expectations and the cash flow characteristics of the projects. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates were made. In recent months, market conditions affecting the Company’s Washington, DC area projects have improved; however, if market conditions deteriorate again, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

The Company has recorded an impairment charge of $1.5 million in the three month period ended September 30, 2010, to properly record its for sale projects at fair market value less costs to sell consistent with the provisions of ASC 360.

The following table summarizes impairment charges and write-offs for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Impairments	$1,548	$—	$1,548	$15,351
Write-offs	—	—	—	—

	$1,548	$—	$1,548	$15,351

Real estate held for development and sale consists of the following:

	September 30, 2010	December 31, 2009
Land and land development costs	$9,349	$28,173
Cost of construction (including capitalized interest and real estate taxes)	26,604	42,717

	$35,953	$70,890

Selling, general and administrative

Selling general and administrative expenses for the three months ended September 30, 2010 increased $0.2 million to $1.3 million, as compared to $1.1 million for the three months ended September 30, 2009. Selling general and administrative expenses for the nine months ended September 30, 2010 decreased $0.8 million to $4.2 million, as compared to $5.0 million for the nine months ended September 30, 2009. The reduction in expenses over the nine month period is attributable to decreased salary, bonus and other personnel related expenses in conjunction with a continuing effort to make strategic reductions in personnel and related costs. Cost reduction initiatives have also resulted in decreases in office rent, legal, accounting and consulting expenses.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the nine months ended September 30, 2010, all of the Company’s projects were determined to be inactive for accounting purposes. The decrease in interest incurred and expensed for inactive projects is due to the reduction in the Company’s indebtedness. Real estate tax expense has decreased as the Company’s inventory of real estate assets decreases. As real estate development and construction activities have ceased, production overhead has also decreased. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the statement of operations related to the inactivation of certain real estate projects held for development and sale ($000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total interest incurred and capitalized	$—	$—	$—	$12

Interest expensed as a component of cost of sales	$828	$1,551	$2,774	$2,442

Discontinued operations

As described in Note 13 to the consolidated financial statements, as of January 1, 2010, the company deconsolidated its remaining real estate held for development and sale inventory in its Atlanta, GA and Raleigh, NC markets. The Company has historically reported this business as the Southeast region. The deconsolidated inventory constitutes all of the Company’s assets in the Southeast region. As such, the results of operations associated with the Southeast region are included as a discontinued operation.

As the Southeast region represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to present this business segment as discontinued operation. Costs and expenses directly associated with this business have been reclassified as discontinued operations in the consolidated statements of operations. Corporate expenses such as general corporate overhead have not been allocated to discontinued operations. Interest expense in cost of sales was zero and $20 for the three months ended September 30, 2010 and 2009, respectively and was zero and $64 for the nine months ended September 30, 2010 and 2009, respectively. No interest was incurred or capitalized during the three and nine months ended September 30, 2010 or September 30, 2009.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Summarized financial information for the Southeast region is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue from homebuilding	$—	$829	$—	$1,754
Cost of sales	—	(732)	—	(1,365)
Impairment of real estate	—	—	—	(7,587)
Selling, general and administrative	—	(33)	—	(496)
Interest, real estate taxes and indirect costs related to inactive projects	—	(34)	—	(795)
Other (loss) income	—	48	—	(1,421)

Loss from discontinued operations	$—	$78	$—	$(9,910)

No tax expense or benefit was recorded for the three and nine months ended September 30, 2010 or September 30, 2009. Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with the respective data in the consolidated statement of operations.

As a result of the deconsolidation of the Atlanta, GA and Raleigh, NC assets, the Company’s Washington, DC operation is its only reportable segment.

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

The Company is projecting a tax loss for the twelve months ended December 31, 2010. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at September 30, 2010. This results in a zero current income tax expense for the three and nine months ended September 30, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and nine months ended September 30, 2010.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Liquidity and Capital Resources

In an effort to stabilize the Company, management spent much of 2009 focused on negotiating with lenders to eliminate and restructure debt which temporarily limited our ability to pursue new business opportunities. In mid-2009, management formulated a Strategic Realignment Plan (the “Plan”) which identified key real estate projects to be retained by the Company. The Company then worked to restructure the entirety of its debt. The restructuring was completed in late 2009 and has resulted in improved operating cash flow as the lenders agreed to provide the Company with increased cash from proceeds as units are delivered to purchasers. The cash flow agreements require that the Company settle a minimum number of units per quarter at its Penderbrook and Eclipse projects, on a cumulative basis. As of September 30, 2010 the Company had met these quota requirements, as amended, for each of the preceding five quarters. If the Company is unable to maintain the minimum settlement requirements, while that would not be deemed an event of loan default, it would give the lenders the right to apply substantially all of the unit settlement proceeds to principal reduction until such time as the Company is able to regain compliance with the cumulative quotas. At September, 30 2010, the Company was in compliance with the minimum settlement requirements, as amended.

The Plan also identified real estate projects which it deemed to be non-essential to future growth. The strategic approach to debt secured by non-essential real estate projects was to pursue foreclosure agreements with the related lenders with the goal of transferring the real estate to the lender in return for a release from the related debt obligation. As detailed in the December 31, 2009 Form 10-K, the Company has made significant progress in that regard. As of March 31, 2010 the Company had successfully negotiated settlements with all of its lenders regarding the loans guaranteed by the Company and had reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $67.6 million at December 31, 2009 to $30.0 million at September 30, 2010. In most cases, the Company has been released from the obligations under the loan in return for its agreement to cooperate in the bank’s foreclosure on the real estate assets securing the loan. In a limited number of cases, the Company provided the lenders with non-interest bearing deficiency notes with three year maturities in an amount equal to a fraction of the original debt. The balance of the deficiency notes at September 30, 2010 was $1.1 million.

Following is a summary of liquidity events in 2010:

•	As a result of the restructuring effort, the only debt service required in 2010 will be covered by, assuming we are able to maintain sales quotas, settlements of units or land parcels.

•

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17,100 due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $2,800. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On March 19, 2010, the Company’s subsidiary received a final judgment against Balfour in the amount of $11,963. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12,500. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward any outstanding balances remaining under the Company’s loan agreement with KeyBank.

•

On September 14, 2010, the Company’s Chairman and Chief Executive Officer exercised his right to purchase 855,000 shares of the Company’s Class A common stock for an exercise price of $.70 per share tendering approximately $600 to Comstock. See Note 13 for details.

The Company continues to engage in discussions with lenders and potential equity investors in an effort to provide additional liquidity to sustain business operations and growth capital to fund various new business opportunities. We are anticipating that through a combination of these negotiations, the additional cash from settlement proceeds, the cash generated by our rental operations and the cash generated by sales of land parcels that the Company will generate sufficient cash to sustain our operations through 2010. However, this outcome is primarily dependent upon our ability to meet the minimum settlement requirements specified by our lenders at the Penderbrook and Eclipse projects. If we are unable to meet the sales quotas, substantially all of the proceeds from any settlements at the Penderbrook and Eclipse projects will be retained by the lenders and applied to principal debt curtailments. We have met the sales quota requirements, as amended, during each of the preceding four quarters and were in compliance with these settlement requirements at September 30, 2010.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

At September 30, 2010, we had $0.8 million in unrestricted cash and $3.1 million in restricted cash. Included in our restricted cash balance, to which we have no access currently, is a $3.0 million deposit with an insurance provider as security for any potential future claims. Our access to external working capital is very limited and we have few other sources of cash as commercial banks and other unregulated lenders have experienced a liquidity crisis of their own which has made funding for real estate investment extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, including any future construction and land development efforts.

If we are unable to maintain compliance with the cumulative minimum settlement requirements for an extended period of time, it would be necessary to seek waivers or additional loan modifications from the project lenders at the Penderbrook and Eclipse projects. If we were unable to secure such waivers or modifications, this would substantially reduce the amount of cash generated through unit settlements and make it necessary for us to attempt to generate alternative sources of revenue to meet our operating cash flow requirements. To do so, we may have to seek to leverage the judgment award which we obtained against Balfour, attempt to sell our remaining parcels of land, seek to raise additional capital or seek to obtain additional financing to meet our operating cash flow requirements. If, in the absence of cash flow being generated from unit settlements, we were unable to generate additional capital through any of these alternative sources, we could deplete our cash reserves and may be forced to seek protections afforded under the bankruptcy code. There can be no assurance that in the event we were forced to seek bankruptcy protection that we would be able to reorganize and, in such an event, we could be forced to liquidate our assets.

Credit Facilities

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. As of September 30, 2010, maturities of all of our borrowings are as follows ($000s):

2010	—
2011	20,008
2012	1,101
2013	5,008
2014 and thereafter	3,862

Total	$29,979

The Company is exploring options with its existing lenders, as well as new debt and equity sources to address its 2011 maturities. While the Company believes it has available options to address the maturities as discussed below, there can be no assurances that the Company will be successful in these efforts.

All of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At September 30, 2010, the one-month LIBOR and prime rates of interest were 0.26% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.5% to 15.2%. During the past twelve months, these rates were relatively stable. Based on current operations, as of September 30, 2010, an increase/decrease in interest rates of 100 basis points on our variable rate debt would result in a corresponding increase/decrease in interest actually incurred by us of approximately $0.3 million in a fiscal year. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, at September 30, 2010 our outstanding debt by lender was as follows ($000s):

Bank	Balance as of 9/30/10	Recourse
KeyBank	$11,406	Secured
Wachovia	205	Unsecured
Guggenheim Capital Partners	7,197	Secured
M&T Bank – Cascades	1,016	Secured
M&T Bank	496	Secured
Cornerstone	400	Unsecured
Bank of America	3,863	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	24,971
Due to affiliates – Stonehenge Funding	5,008	Unsecured

Total	$29,979

At September 30, 2010, the Company had $11.4 million outstanding to KeyBank under a credit facility secured by the Company’s Eclipse project. This note matures in March, 2011. Under the terms of the note there is an interest reserve which represents the amount by which we can avoid cash payments of future monthly interest obligations by adding them to the principal balance. At September 30, 2010 the available balance in the interest reserve was approximately $0.9 million. While there are no financial covenants associated with the loan, there are curtailment requirements which the Company has been covering with the proceeds from settlements at the Eclipse project. The interest rate is the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with accelerated releases equal to fifteen percent of the net sales price. However, these accelerated releases are subject to meeting a cumulative minimum sales requirement. Failure to meet the cumulative minimum sales requirement will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain the entire net sales price of sold units. On March 17, 2010 the Company completed the sale of land at its Station View project located in Loudoun County, Virginia for $2.8 million. Since the KeyBank debt is secured by the Potomac Yard project and the Station View land, the Company made a $2.2 million principal payment to KeyBank related to the Station View sale.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

At September 30, 2010, the Company had approximately $7.2 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On August 20, 2008 Guggenheim issued a notice of default to the Company regarding a purported default. The Company subsequently entered into a loan modification and forbearance agreement whereby Guggenheim agreed to forgo any remedies it may have had with respect to the alleged default. On September 16, 2009 the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forbear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements on a monthly and quarterly basis. If the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. The Company has met the minimum sales requirement, as amended, as of September 30, 2010. This note matures on March 6, 2011, but can be extended based upon the satisfaction of a certain number of units sold 14 days prior to this date, but in no event will extend beyond March 2012.

As of September 30, 2010, $5.0 million was outstanding to Stonehenge Funding (“Stonehenge”), which includes its principal amount of $4.5 million plus the total estimated future interest payments of $0.6 million. See details at Note 11.

At September 30, 2010, the Company had $1.5 million outstanding to M&T Bank. On September 28, 2009 the Company entered into a series of agreements with M&T with respect to the $7.6 million of outstanding debt plus accrued interest and late fees. As a result of the agreements, the Belmont Bay loan, with a principal balance of $6.1 million plus $0.5 million of accrued interest and fees, was released in its entirety and the Cascades Loan, with a principal balance of $1.0 million, was extended through January 31, 2011. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont Loan in the amount of $0.5 million with a three-year maturity secured by the Cascades Project. Under the terms of the agreements, M&T Bank agreed to extend the maturity date of the Cascades Loan by forbearing on enforcing its rights with respect to collection of the debt until January 31, 2011. The Company also agreed to commence current payment of interest due M&T Bank related to the current principal balance of the Cascades Loan. The Cascades Project contains a total of 191 condominium units with the first phase of the Cascades Project (88 units) being completed by the Company in 2007.

At September 30, 2010, the Company had $3.9 million outstanding to Bank of America (“BOA”) in a 10-year unsecured note. In February 2010, the Company reached an agreement with BOA regarding the modification of the note’s curtailment terms. In connection therewith, the Company agreed to pay an extension fee of $100 and BOA agreed to delay for one year, until January 2011, the commencement of interest payments. The maturity date remains unchanged at December 28, 2018.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Cash Flow

Net cash provided by operating activities was $14.2 million for the nine months ended September 30, 2010 as compared to $9.5 million for the nine months ended September 30, 2009. The increase in cash provided is primarily a result of a decrease in net loss from $28,108 in the first nine months of 2009 to $6,163 in the same period of 2010, reflecting a reduction in the Company’s staff and operations during that time. The primary source of cash provided by operating activities for the first nine months of 2010 was the rental and sale of real estate assets.

Net cash used in financing activities was $14.5 million for the nine months ended September 30, 2010 as compared to $14.6 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 repayments of indebtedness from the proceeds of unit settlements and the sale of the Station View land was the primary use of cash in financing activities.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2010 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2009.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows, due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the area of interest rate changes. All of our debt is variable rate based on LIBOR and prime rate, and therefore, affected by changes in market interest rates. Based on current operations, as of September 30, 2010, an increase/decrease in interest rates of 100 basis points on our variable rate debt would have resulted in a corresponding increase/decrease in interest actually incurred by us of approximately $0.3 million in a fiscal year, which would be expensed as incurred since all of our projects are inactive for accounting purposes. As a result, the effect on net income would be immediate. Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short-term increases in construction costs. Because the sales price of our homes is fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated at the time of each sale may result in lower consolidated operating income for the homes in our backlog. We attempt to mitigate the market risks of the price fluctuation of commodities by entering into fixed price option contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle. These contracts afford us the option to purchase materials at fixed prices but do not obligate us to any specified level of purchasing.

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

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552,000 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. The trial began on September 8, 2009 and closed on September 16, 2009. On March 19, 2010, the Company’s subsidiary received a final judgment against Balfour in the amount of $11.9 million. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. If the judgment amount is upheld on appeal, a significant portion is required to be applied toward any remaining balances outstanding under the Company’s loan agreement with KeyBank.

On December 30, 2009, Lawyers Title Insurance Corporation filed an indemnification claim against a Company subsidiary in an amount of $126,000 seeking reimbursement of fees and costs allegedly incurred as a result of mechanic’s liens improperly filed by Balfour Beatty at The Eclipse on Center Park Condominium project. The Company subsidiary disputes the allegations and intends to vigorously defend the claim. A trial in the matter was scheduled for October 2010. Lawyers Title Insurance Corporation non-suited their indemnification claim in September 2010.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2009, the Company’s Board of Directors approved the issuance of up to 600,000 warrants of the Company’s Class A Common Stock to settle outstanding trade debt. For the three month period ended September 30, 2010, 41,032 warrants at an average strike price of $1.50 were issued to settle outstanding trade debt. Since the inception of the program, 412,646 warrants have been issued at an average strike price of $1.04. There are 187,354 warrants remaining under the authorization.

No general solicitation or advertising was involved, the number of recipients of the shares was limited and such recipients were accredited and/or sophisticated.

ITEM 6.	EXHIBITS

10.91*	Second Amended and Restated Indenture, dated as of February 12, 2010, by and among the Registrant and Comstock Asset Management, L.C.

10.92*	Amended and Restated Senior Note, effective February 12, 2010, by and among, Stonehenge Funding, LC, the Registrant and Comstock Asset Management, L.C.

10.93*	Employment Agreement with Joseph M. Squeri

10.94*	Confidentiality and Non-Competition Agreement with Joseph M. Squeri

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: November 12, 2010	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Date: November 12, 2010	By:	/s/ JOSEPH M. SQUERI
Joseph M. Squeri
Chief Financial Officer