Form 10-K
period 2010-12-31
Comstock Homebuilding Companies, Inc.
filed 2011-03-31
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32375

Comstock Homebuilding Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1164345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11465 Sunset Hills Road, 4th Floor, Reston, Virginia 20190

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (703) 883-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer;” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant (10,947,988 shares) based on the last reported sale price of the registrant’s common equity on the NASDAQ Global Market on June 30, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $15,327,183. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 31, 2011, there were outstanding 17,025,954 shares of the registrant’s Class A common stock, par value $.01 per share, and 2,733,500 shares of the registrant’s Class B common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOMEBUILDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

PART I

Item 1.	Business

The following business description should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

Comstock Homebuilding Companies, Inc. is a multi-faceted real estate development and services company focused on the Washington, D.C. metropolitan area. We have substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. Since our founding in 1985, and as of December 31, 2010, we have built and delivered more than 5,200 homes generating total revenue in excess of $1.3 billion. References in this Form 10-K to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our business was founded in 1985 as a residential land developer and home builder focused on the Northern Virginia suburbs of the Washington, D.C. area. In December 2004, we completed our initial public offering. In 2005, we began executing expansion plans and established operations in key markets throughout the Southeast. Notably, during 2006 we increased revenues to $266 million. However, during 2007 it became clear that the unprecedented span of growth in the housing sector was quickly ending. Drawing on the valuable experience our management team had gained in previous downturns, we expeditiously curtailed expansion plans and adopted a defensive strategy that allowed us to survive the housing downturn. We quickly sold certain assets and worked closely with our existing lenders to amicably renegotiate the terms of project related and corporate borrowings, which had peaked at $340 million as of September 30, 2006.

In 2009, we established our Strategic Realignment Plan (the “Strategic Realignment Plan”). The Strategic Realignment Plan was designed to eliminate debt, further reduce expenses, enhance our balance sheet, conserve cash, and protect key Washington, D.C. market assets. By the end of 2009, we had successfully renegotiated substantially all of our secured debt obligations and reduced total debt to $68 million ($ 28.4 million as of December 31, 2010). We believe that having achieved the major objectives of the Strategic Realignment Plan which eliminated or reduced corporate and project related debt while disposing of noncore assets where market values had deteriorated ultimately allowed for the retention of core assets in the Washington, D.C. market.

Our Operating Market

We are exclusively focused on the Washington, D.C. market which is the eighth largest metropolitan statistical area in the United States. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We have built homes and apartment buildings in suburban communities, where we focus on low density products such as single family detached homes, and in urban areas, where we focus on high density multi-family and mixed use products. For our homebuilding operations, we develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Our apartment buildings are developed as rental properties to be held and operated for our own purposes, converted at some point to for-sale condominium units or sold on a merchant build basis. Currently, we operate only in the Washington, D.C. market where we target first-time, early move-up, and secondary move-up buyers with our homebuilding product. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market.

We believe that our significant experience over the past 25 years, combined with our ability to navigate through two major housing downturns (early 1990’s and late 2000’s) have provided us the experience necessary to capitalize on attractive opportunities in our core market of Washington, D.C. and to rebuild shareholder value. We believe that our focus on the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, will provide an opportunity to generate attractive returns on investment and for growth.

Our Business Strategy

Our business strategy is designed to leverage our extensive capabilities and market knowledge to maximize returns on invested capital on our various real estate related activities. We execute our strategy through three related business units:

•

Homebuilding – We target new home building opportunities where our building experience and ability to manage highly complex entitlement, development and distressed assets provides us with a competitive advantage.

•

Apartments – We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale to institutional buyers when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future.

•

Real Estate Services – Our management team has significant experience in all aspects of real estate including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies and general construction. We provide a wide range of construction management and general contracting services to other property owners. This business line not only allows us to generate positive fee income from our highly qualified personnel but also serves as a potential catalyst for joint venture and acquisition opportunities.

These business units work in concert and leverage the collective skill sets of our organization. The talent and experience of our personnel allows workflow flexibility and a multitasking approach to managing various projects. In a capital constrained environment, we use creative problem solving and financing approaches by working closely with banks, borrowers and other parties in an effort to generate value for all constituents. We believe that our business network within the Washington, D.C. real estate market provides us a competitive advantage in sourcing and executing investment opportunities.

With respect to our homebuilding operations, we seek to minimize risk associated with fluctuating market conditions by primarily building pre-sold units and limiting the number of spec units held in inventory. In each new community that we develop we build model homes to demonstrate our products and to house our on-site sales operations. We limit the building of spec units to locations where there is a demonstrated demand for immediate delivery homes or where the majority of the units within a multi-family building (such as townhouses or condominiums) have been pre-sold. We believe that by limiting the number of spec units held in inventory we reduce our exposure to cyclical fluctuations in market values and minimize costs associated with holding inventory, such as debt service. We believe that our strategy of limiting spec inventory and converting our standing condominium inventory to rental properties contributed to our ability to manage the current downturn in the housing market.

In certain communities we continue to offer units for sale and for rent. In the difficult market conditions that have persisted over the past few years this strategy has dramatically enhanced our ability to maintain adequate operating cash flow. It also contributed to our ability to negotiate amicable arrangements with all of our lenders regarding necessary modifications to our borrowing facilities as we worked to align our portfolio with market realities. Additionally, by operating key properties as rental communities during the housing downturn, we have been able to position valuable assets for sale in improving market conditions.

Our Operations

Our operations have been scaled back to align general and administrative expenses with market realities. In keeping with the defensive strategy adopted to enhance our ability to survive a prolonged downturn in housing demand we eliminated several operating divisions and refocused operations on the Washington, D.C. market where we believe our 25 years of market experience provides us the best opportunity to rebuild our business and enhance shareholder value. Although we have dramatically reduced the size of our staff we believe that we have maintained the critical capabilities we need to capitalize on emerging opportunities. We believe that we are properly staffed for current market conditions and that we have the ability to manage growth as market conditions warrant.

Recent Developments

Eclipse on Center Park Refinancing

On February 2, 2011, Comstock Potomac Yard, L.C., one of our subsidiaries (“Comstock Potomac”), entered into a new inventory term loan agreement (“Loan Agreement”) with Eagle Bank pursuant to which Comstock Potomac secured an Eleven Million Eight Hundred Fifty Thousand Dollar ($11,850,000) loan with a three year term (the “New Loan”) to refinance our Eclipse at Potomac Yard condominium project in Arlington, Virginia (the “Project”). Proceeds from the New Loan to Comstock Potomac were primarily utilized to pay off existing indebtedness owed to Key Bank, N.A in advance of its March 14, 2011 maturity. Under the terms of the our Loan Agreement, the New Loan provides for an initial interest rate of Prime plus two percent (2%), with an interest rate floor of seven percent (7%). Comstock Potomac is required to make monthly payments of interest only to Eagle Bank, to the extent not offset by an interest reserve initially set aside for the benefit of Comstock Potomac, and a minimum principal curtailment payment of Five Million Five Hundred Thousand Dollars ($5,500,000) no later than eighteen (18) months following the closing of the New Loan (the “Minimum Principal Curtailment”). The New Loan also has a minimum sales pace requirement requiring Comstock Potomac to sell a minimum of six (6) units every six (6) months, on a cumulative basis. There is no prepayment penalty associated with the New Loan, which is secured by a first deed of trust on the property. The Company, and each of Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company, have fully guaranteed the New Loan. The officer guaranties are reduced to fifty percent (50%) of the outstanding principal amount of the New Loan, from time to time, upon the happening of certain events, including the satisfaction of the Minimum Principal Curtailment.

Cascades Apartment Project

On January 31, 2011, Comstock Cascades II, L.C., one of our subsidiaries (“Cascades II”), entered into a private placement whereby Cascades II raised working capital in the amount of Two Million Three Hundred and Fifty Thousand Dollars ($2,350,000) (the “Private Placement”) related to the planned construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments” or “The Commons on Potomac Square”). Proceeds of the Private Placement, were utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness owed to M and T Bank (“M&T”) in relation to the Cascades Apartments project, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Private Placement included unrelated third party investors along with several members of the Company’s Board of Directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company.

On February 11, 2011, Cascades II entered into a Loan Agreement (the “Cardinal Loan Agreement”) with Cardinal Bank pursuant to which Cascades II obtained an Eleven Million Dollar ($11,000,000) multi-family construction loan and mortgage with a five year term (the “Cardinal Loan”). Proceeds from the Cardinal Loan were used to (i) fund the construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”) and (ii) retire existing indebtedness of the Company owed to M and T Bank (“M&T”) having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Cascades Apartments will be constructed. The Cardinal Loan, secured by a new first deed of trust on the property, has an initial interest rate of Prime plus two percent (2%), with an interest rate floor of six and one-half percent (6.5%), converted after eighteen (18) months to four hundred twenty-five (425) basis points over the five (5) year swap rate with an interest rate floor of five percent (5%) and a ceiling of eight percent (8%). Under the terms of the Cardinal Loan Agreement, the Cardinal Loan will be amortized in accordance with a 5.5%, 25-year schedule, with amortization to begin eighteen (18) months after the Cardinal Loan closing and has a two percent (2%) prepayment penalty if paid within the first or second year of the Cardinal Loan and a one percent (1%) prepayment penalty if retired in the third or fourth year of the Cardinal Loan. The Cardinal Loan requires debt service coverage (“DCR”) of (i) 1.0 to 1.0 no later than twenty-four (24) months from the date of the Cardinal Loan closing, (ii) 1.15 DCR no later than thirty-six (36) months from the date of Cardinal Loan closing, and (iii) 1.25 DCR no later than forty-eight (48) months from the date of the Cardinal Loan closing. The Company has fully guaranteed the Cardinal Loan. Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company (each an “Officer”), also provided a limited guaranty in connection with the Cardinal Loan of up to Six Million Eight Hundred Thousand Dollars ($6,800,000), subject to further reduction upon the satisfaction of certain enumerated conditions set forth in the Cardinal Loan Agreement. In connection with the Officer’s limited guaranty of the Cardinal Loan, and in connection with the Company’s entry into a loan with Eagle Bank, described above the Officers and the Company entered into a Credit Enhancement and Indemnification Agreement on February 17, 2011 (the “Indemnification Agreement”) providing for full indemnification of the Officers by the Company against future losses incurred as a result of their guaranty of the Cardinal Loan or the Eagle Bank Loan. Pursuant to the Indemnification Agreement, the Officers, on an aggregate basis, are entitled to a credit enhancement fee (“Credit Enhancement Fee”) from the Company for the Cardinal Loan and the Eagle Bank Loan calculated at a rate of four percent (4%) per annum based on the lesser of (i) the combined outstanding balance of the Cardinal Loan and the Eagle Bank Loan at the end of each month, or (ii) such Officer’s maximum guaranty exposure in connection with the Cardinal Loan and the Eagle Bank Loan. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. There is no obligation that the Officers provide credit support to the Company for its future borrowing needs and as a result, there may be no availability of acquisition, construction and development loans.

Our Communities

We currently have six communities throughout the Washington, D.C. market. We are currently operating in Loudoun County, Virginia, Arlington County, Virginia, Fairfax County, Virginia, Frederick County, Maryland and the District of Columbia. The following table summarizes certain information regarding our communities as of December 31, 2010.

	As of December 31, 2010
Project	State	Product Type(2)	Estimated Units at Completion	Units Settled	Backlog(3)	Lots Owned Unsold	Average New Order Revenue to Date
Commons on Potomac Square	VA	Apartment	103	N/A	N/A	N/A	N/A
Eclipse on Center Park (1)	VA	Condo	465	421	1	43	$406,050
Penderbrook Square (1)	VA	Condo	424	356	—	68	249,636
Emerald Farm (4)	MD	SF	84	78	—	6	452,347
The Hampshires (5)	DC	SF/TH	110	—	—	—	N/A
Cedar Hill(5)	DC	Condo	40	—	—	—	N/A

Total

(1)	For sale communities.
(2)	“SF” means single family home, “TH” means townhome and “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer, but the settlement has not yet taken place.
(4)	Developed and available for sale.
(5)	Community under our control currently in development.

Northern Virginia Market

The Commons on Potomac Square is a two building, 103-unit, rental apartment community in Loudoun County, Virginia. The project is located in the Potomac Falls area of Loudoun County, Virginia. We anticipate initial occupancies to occur in late 2011 with final construction to be completed in early 2012. The land on which the community is being built is one of the last remaining parcels within the master planned and amenity rich Cascades Community in eastern Loudoun County. The Cascades community provides residents with exceptional attractions, including excellent schools, golf courses, multiple parks, swimming pools, walking/bicycle trails, upscale shopping and dining facilities and other convenient amenities. The location of the Cascades community provides easy commuter access to all of the major employment centers in the Washington, D.C. region and is located within walking distance of the Loudoun campus of Northern Virginia Community College. Comstock anticipates stabilized rents to be in the range of $1,200 -$1,600 for the one and two bedroom units under construction.

The Eclipse on Center Park is a 465-unit, high-rise condominium complex in Arlington, Virginia. The project is just minutes from downtown Washington D.C., the Pentagon and Reagan National Airport. The project is an upscale, urban-style, mixed-use complex with residential condominiums above an 83,000 square foot retail center, which includes a Harris Teeter grocery store and other convenience-oriented retailers. Condominium sales began in the second quarter of 2004 and settlements began in November 2006. In October 2009, we entered into a loan modification agreement with the project lender which provides us with a portion of the cash flow generated from rental and sales operations at the project. As market conditions stabilized and began to improve in the later part of 2009, we started generating sales at this project again. At December 31, 2010, 44 units remain in our inventory.

Penderbrook Square is a 424-unit rental apartment complex in the Fair Oaks area of Fairfax County, Virginia that we purchased as a condominium conversion project. We acquired the property in 2005 and made significant improvements to common areas, building exteriors, and heating and air-conditioning systems within units and have completed the conversion and sale of a majority of the units to condominiums. Sales and settlements began in 2005. In furtherance of our Strategic Realignment Plan when market conditions deteriorated, we suspended sales at the project and continued operation of the remaining inventory as rental units. In September 2009, we entered into a loan modification agreement with the project lender which provides us with a portion of the cash flow generated from rental and sales operations at Penderbrook. As market conditions stabilized and began to improve in the later part of 2009, we re-opened our sales office at Penderbrook. At December 31, 2010, 68 units remain in our inventory.

Maryland

Emerald Farm is an 84-unit development of single-family homes in Frederick, Maryland conveniently located near major transportation routes. A water moratorium imposed by the local jurisdiction has prevented the timely completion of the project. We believe the moratorium no longer applies to the lots we continue to own in this community. It is our intention to pursue construction financing for homes on the 6 remaining finished building lots in the near future and as market conditions warrant. If we are unable to secure construction financing, we may consider selling the finished lots in a bulk sale.

District of Columbia

On December 10, 2010, we announced that we had formed joint ventures with Four Points, LLC (“Four Points”) for the development of two new communities located in Washington, D.C. We plan to commence site improvements and construction on both communities upon the issuance of final building permits. The two communities, to be known as The Hampshires and Cedar Hill, will include approximately 150 new homes. The Hampshires, located in the Northeast section of the District of Columbia along New Hampshire Avenue, will include approximately 110 townhomes and single family homes, while Cedar Hill, located in the Southeast section of Washington, D.C. near the home of the Washington Nationals baseball team, will include approximately 40 townhomes and townhome style condominiums.

Warranty

We provide our single-family and townhouse home buyers with a one-year limited warranty covering workmanship and materials. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that all home buyers agree to the definitions and procedures set forth in the warranty. Typically, we provide our condominium home buyers a two-year warranty. In addition, we periodically provide structural warranty of longer durations pursuant to applicable statutory requirements. From time to time, we assess the appropriateness of our warranty reserves and adjust accruals as necessary. When deemed appropriate by us, we will accrue additional warranty reserves. We require our general contractors and sub-contractors to warrant the work they perform and they are contractually obligated to correct defects in their work that arise during the applicable warranty period. We seek to minimize our risk associated with warranty repairs through our quality assurance program and by selecting contractors with good reputations, sufficient resources and adequate insurance. It is typical that there is a gap in the warranty coverage provided by contractors and by home builders, which we have self-insured in the past. It is our experience that the warranty claims which we self insured have not been significant in nature but we periodically obtain additional insurance to protect against this unquantifiable risk.

Competition

The real estate development industry is highly competitive. We compete primarily on the basis of price, location, design, quality, service and reputation. We compete with small private builders and large regional or national builders. In addition to competing for home buyers and renters, builders compete for construction financing, raw materials and skilled labor. Additionally, under normal market conditions competition exists within the industry for prime development sites, especially those where developed building lots are available under option lot contracts. We compete with other local, regional and national builders in all of these areas. Many of our competitors have significantly greater financial, marketing, sales and other resources than we have. Some of the national builders against which we compete include Pulte Homes, DR Horton, Toll Brothers, Ryland Homes, NVR, K. Hovnanian and Lennar.

However, competition among home builders and apartment developers is often specific to product types being offered in a particular area. Often we do not find ourselves competing with the large national developers in the urban communities where we develop high-rise and mixed use products. This is primarily because most national builders tend to focus on a narrower range of products than what we offer. We believe this provides us a distinct advantage in terms of attracting potential home buyers and renters in certain areas. We believe the factors that home buyers consider in deciding whether to purchase or rent from us include the product type, location, value quality, and reputation of the developer. We believe that our projects and product offerings compare favorably on these factors and we continually strive to maintain our reputation of building quality products.

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

Technology and Intellectual Property

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

We utilize our technology infrastructure to facilitate marketing of our projects as well. Through our web site, www.comstockhomebuilding.com, our customers and prospects receive automatic electronic communications from us on a regular basis. Our corporate marketing directors work with in-house marketing and technology specialists to develop advertising and public relations programs for each project that leverage our technology capabilities. During 2010, we continued to lower marketing costs through the increased utilization of internet based marketing platforms in lieu of print advertisements. We believe that the home buying population will continue to increase its reliance on information available on the internet to help guide their home buying decision. Accordingly, our marketing efforts will continue to seek to leverage this trend in an effort to lower per sale marketing costs while maximizing potential sales.

For accounting and purchasing management purposes we use the JD Edwards Enterprise One software system.

Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed his ownership interest the “Comstock” brand and trademark to us in perpetuity and free of charge. We do not own the brand or the trademark and are not in a position to be able to adequately protect it against infringement from third parties. Additionally, Mr. Clemente has retained the right to continue using the “Comstock” brand and trademark individually and through his affiliates, including real estate development projects in our current or future markets that are unrelated to the Company.

Employees

At December 31, 2010, we had 26 full-time and one part time employee. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers of the Registrant

Our executive officers and other management employees and their respective ages and positions as of December 31, 2010 are as follows:

Name	Age	Current Position
Christopher Clemente	51	Chairman and Chief Executive Officer
Gregory V. Benson	56	President, Chief Operating Officer
Joseph M. Squeri	45	Chief Financial Officer
Jubal R. Thompson	41	General Counsel and Secretary

Christopher Clemente founded Comstock in 1985 and has been director since May 2004. Since 1992, Mr. Clemente has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 25 years of experience in all aspects of real estate development and home building, and more than 30 years of experience as an entrepreneur.

Gregory V. Benson joined us in 1991 as President and Chief Operating Officer and has been director since May 2004. Mr. Benson is also a member of our board of directors. Mr. Benson has over 30 years of home building experience including over 14 years at national home builders, including NVHomes, Ryan Homes and Centex Homes.

Joseph M. Squeri has served as our Chief Financial Officer since August 2010. Mr. Squeri has more than a decade of public company leadership experience in corporate finance, strategic planning, accounting and operations. From October 2008 to August 2010, Mr. Squeri served as an independent financial and business consultant to privately held companies. From January 2008 to September 2008, Mr. Squeri served as the Executive Vice President-Chief Financial Officer and Treasurer of the Federal Realty Investment Trust (NYSE: FRT) with responsibility for capital markets, financial reporting and investor relations functions. From 1997 through 2007, Mr. Squeri served in a variety of positions at Choice Hotels International (NYSE: CHH), including chief financial officer starting in 1999, and then more significant operating roles culminating his position as president and chief operating officer. Mr. Squeri is a certified public accountant.

Jubal R. Thompson has served as our General Counsel since October 1998 and our Secretary since December 2004. From April 2002 to April 2003, Mr. Thompson also served as our Vice President — Finance. Mr. Thompson has significant experience in areas of real estate acquisitions and dispositions, real estate and corporate finance, corporate governance, mergers and acquisition and risk management.

Item 1A.	Risk Factors

Risks Relating to Our Business

Failure to meet the minimum unit settlement requirements in our modified credit facilities would adversely affect our liquidity.

Two of our existing projects provide us a percentage of realized cash flow from the settlement proceeds of each unit at the respective project provided that we settle on a prescribed minimum number of units each quarter. If we are unable to achieve the required number of settlements, the lenders may elect to reduce the amount of cash flow to us from settlement proceeds. If that happened, it could severely compromise our liquidity and could jeopardize our ability to satisfy our capital and cash flow requirements in which case our ability to continue operating would be seriously compromised.

Our operations require significant capital, which may not continue to be available.

The real estate development industry is capital intensive and requires significant expenditures for operations, land purchases, land development and construction as well as potential acquisitions of other homebuilders or developers. In order to maintain our operations, we will need to obtain additional financing. These funds can be generated through public or private debt or equity financings, operating cash flow, additional bank borrowings or from strategic alliances or joint ventures. In light of the current economic climate we may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, has been greatly reduced, and lenders may require us to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our operating strategies or reduce capital expenditures and the size of our operations. As a result, such an inability to access additional capital would likely cause us to experience a material adverse affect on our business, results of operations and financial condition.

Our continuing operations and future growth depends on the availability of construction, acquisition and development loans.

To finance projects, we have historically utilized construction, acquisition and development loans. These credit facilities tend to be project-oriented and generally have variable rates and require significant management time to administer them. If financial institutions decide to discontinue providing these facilities to us we would lose our primary source of financing our operations or the cost of retaining or replacing these credit facilities could increase dramatically. Further, this type of financing is typically characterized by short-term loans which are subject to call. If construction, acquisition and development loans becomes unavailable or accelerated repayment of our existing facilities is demanded, we may not be able to meet our obligations and we may be forced to seek protections afforded under the bankruptcy code.

We engage in construction and real estate activities which are speculative and involve a high degree of risk.

The home building industry is speculative and demand for new homes is significantly affected by changes in economic and other conditions, such as:

•	employment levels;

•	availability of home buyer mortgage financing;

•	interest rates; and

•	consumer confidence;

These factors can negatively affect the demand for and pricing of our homes and our margin on sale. We are also subject to a number of risks, many of which are beyond our control, including:

•	delays in construction schedules;

•	cost overruns;

•	changes in governmental regulations (such as slow- or no-growth initiatives);

•	increases in real estate taxes and other local government fees;

•	labor strikes;

•	transportation costs for delivery of materials; and

•	increases and/or shortages in raw materials and labor cost.

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

Increases in interest rates and decreases in the availability of consumer mortgage financing have depressed the market for new homes because of the increased monthly mortgage costs and the unavailability of financing to potential home buyers. For instance, recent initiatives to tighten underwriting standards have made mortgage financing more difficult to obtain for some of our entry-level home buyers, which has led to decreased demand from these buyers. Even if potential home buyers do not experience difficulty securing mortgage financing for their purchase of a new home, increases in interest rates and decreased mortgage availability or significant alterations to mortgage product types could make it harder for them to sell their existing homes. This could continue to adversely affect our operating results and financial condition.

The potential reduction or winding down of the role Fannie Mae and Freddie Mac play in the mortgage market may materially adversely affect the multifamily sector and our business, operations and financial condition.

On February 11, 2011, the U.S. Treasury and the U.S. Department of Housing & Urban Development issued a report to the U.S. Congress entitled “Reforming America’s Housing Finance Market” that lays out, among other things, three options for long-term reform, which would reduce or wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. These proposals are: (a) a privatized system of housing finance with the government insurance role limited to the Federal Housing Administration (the “FHA”), the United States Department of Agriculture (the “USA”) and the Department of Veterans’ Affairs’ (the “VA”) assistance for narrowly targeted groups of borrowers; (b) a privatized system of housing finance with assistance from the FHA, USDA and VA for narrowly targeted groups of borrowers and a guarantee mechanism to scale up during times of crisis; and (c) a privatized system of housing finance with FHA, USDA and VA assistance.

for low- and moderate-income borrowers and catastrophic reinsurance behind significant private capital. Any such proposals, if enacted, may have broad and material adverse implications for the multifamily sector and our business, operations and financial condition. We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether or when such proposals may be enacted, what form any final legislation or policies might take and how proposals, legislation or policies emanating from this report may impact the multifamily sector and our business, operations and financial condition. We are evaluating, and will continue to evaluate, the potential impact of the proposals set for in this report.

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

Deteriorating market conditions, turmoil in the credit markets and increased price competition continued to negatively impact us in 2010 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. As a result, we evaluated all of our projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in an aggregate 2010 impairment charge of $1.5 million in the Washington D.C. region. Impairment charges are recorded as a reduction in our capitalized land and/or house costs. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales rates. In performing our impairment modeling, we must select what we believe is an appropriate discount rate based on current market cost of capital and returns expectations. We have used our best judgment in determining an appropriate discount rate based on anecdotal information we have received from marketing our deals for sale in recent months. We have elected to use a rate of 13% in our discounted cash flow model. While the selection of a 13% discount rate was subjective in nature, we believe it is an appropriate rate in the current market. The estimates used by us are based on the best information available at the time the estimates are made. If market conditions continue to deteriorate additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

Our ability to use our NOLs and, in certain circumstances, future built-in losses and depreciation deductions can be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in our stock that is outside of our control.

We currently have approximately $72.0 million in Federal and State NOLs with a potential value of up to $25.0 million in tax savings. These deferred tax assets are currently fully reserved. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2010, the cumulative shift in the Company’s stock would not cause an inability to utilize some of our NOL asset.

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

Our success largely depends on the continuing services of certain key employees, including Christopher Clemente, our Chairman and Chief Executive Officer; Gregory Benson, our Chief Operating Officer; Jubal Thompson, our General Counsel and Secretary; and Joseph Squeri, our Chief Financial Officer. Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Messrs. Clemente, Benson, Thompson and Squeri each possess valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of these or other key employees could harm our operations, business plans and cash flows.

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

Construction defect and product liability litigation and claims that arise in the ordinary course of business may be costly or negatively impact sales, which could adversely affect our results of operations and cash flows.

Our home building business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are common in the home building industry and can be costly. Among the claims for which developers and builders have financial exposure are property damage, environmental claims and bodily injury claims and latent defects that may not materialize for an extended period of time. Damages awarded under these suits may include the costs of remediation, loss of property and health-related bodily injury. In response to increased litigation, insurance underwriters have attempted to limit their risk by excluding coverage for certain claims associated with environmental conditions, pollution and product and workmanship defects. As a developer and a home builder, we may be at risk of loss for mold-related property, bodily injury and other claims in amounts that exceed available limits on our comprehensive general liability policies and those of our subcontractors. In addition, the costs of insuring against construction defect and product liability claims are high and the amount of coverage offered by insurance companies is limited. Uninsured construction defect, product liability and similar claims, claims in excess of the limits under our insurance policies, defense costs and the costs of obtaining insurance to cover such claims could have a material adverse effect on our revenues, earnings and cash flows.

Increased insurance risk could negatively affect our business, results of operations and cash flows.

Insurance and surety companies have reassessed many aspects of their business and, as a result, may take actions that could negatively affect our business. These actions could include increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverages, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our business. Additionally, coverage for certain types of claims, such as claims relating to mold, is generally unavailable. Further, we rely on surety bonds, typically provided by insurance companies, as a means of limiting the amount of capital utilized in connection with the public improvement sureties that we are required to post with governmental authorities in connection with land development and construction activities. The cost of obtaining these surety bonds is, from time to time, unpredictable and these surety bonds may be unavailable to us for new projects. These factors can delay or prohibit commencement of development projects and adversely affect revenue, earnings and cash flows.

We are subject to warranty claims arising in the ordinary course of business that could be costly.

We provide service warranties on our homes for a period of one year or more post closing and provide warranties on occasion as required by applicable statutory requirements for extended periods. We self-insure our warranties from time to time and reserve an amount we believe will be sufficient to satisfy any warranty claims on homes we sell and periodically purchase insurance related coverage cover the costs associated with potential claims. Additionally, we also attempt to pass much of the risk associated with potential defects in materials and workmanship on to the subcontractors performing the work and the suppliers and manufacturers of the materials and their insurance carriers. In such cases, we still may incur unanticipated costs if a subcontractor, supplier, manufacturer or its insurance carrier fails to honor its obligations regarding the work or materials it supplies to our projects. If the amount of actual claims materially exceeds our aggregate warranty reserves, any available insurance coverage and/or the amounts we can recover from our subcontractors and suppliers, our operating results and cash flows would be adversely affected.

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

Our Eclipse project is part of a larger development located at Potomac Yard in Northern Virginia. Potomac Yard was formerly part of a railroad switching yard contaminated as a result of rail-related activities. Remediation of the property was conducted under supervision of the U.S. Environmental Protection Agency, or EPA, in coordination with state and local authorities. In 1998, federal, state and local government agencies authorized redevelopment of the property. Our plans for development of our portion of the project are consistent with those authorizations. Although concentrations of contaminants remain on the property under the EPA-approved remediation work plan, the EPA has determined that they do not present an unacceptable risk to human health or the environment. However, the EPA’s determination does not preclude private lawsuits and it is possible that we could incur costs to defend against any claims that may be brought in the future relating to any such contaminants.

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

Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed his ownership interest the “Comstock” brand and trademark to us in perpetuity and free of charge. We do not own the brand or the trademark and are not in a position to be able to adequately protect it against infringement from third parties. Additionally, Moreover, Mr. Clemente has retained the right to continue using the “Comstock” brand and trademark individually and through his affiliates, including real estate development projects in our current or future markets that are unrelated to the Company. We will be unable to control the quality of projects undertaken by Mr. Clemente or others using the “Comstock” brand and trademark and therefore will be unable to prevent any damage to its goodwill that may occur. We will further be unable to preclude Mr. Clemente from licensing or transferring the ownership of the “Comstock” trademark to third parties, some of whom may compete against us. Consequently, we are at risk that our brand could be damaged which could have a material adverse effect on our business, operations and cash flows.

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

Messrs. Clemente and Benson own 100% of our outstanding Class B common stock, which, together with their shares of Class A common stock, represent approximately 78.1% of the combined voting power of all classes of our voting stock as of March 15, 2011. As a result, Messrs. Clemente and Benson, acting together, have control over us, the election of our board of directors and our management and policies. Messrs. Clemente and Benson, acting together, also have control over all matters requiring stockholder approval, including the amendment of certain provisions of our certificate of incorporation and bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

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

Not Applicable.

Item 2.	Properties

Our principal administrative, sales and marketing facilities are located at our headquarters in Reston, Virginia. At December 31, 2010 we leased approximately 8,200 square feet of office space in the Reston facility from Comstock Asset Management, L.C., an affiliate wholly-owned by Christopher Clemente. Pursuant to this three-year headquarters lease which we entered into on December 31, 2009, we will pay annual rent of approximately $200,000, subject to a 4% annual increase through the lease termination.

For information regarding the properties at our communities, please see Item 1 “Business – Our Communities.”

Item 3.	Legal Proceedings

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for Comstock Potomac Yard, L.C., one of our subsidiaries (“Comstock

Potamac”), filed liens totaling approximately $552,000 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. On September 3, 2008, Comstock Potomac filed suit against Balfour in the United States District Court for the Eastern District of Virginia to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by Comstock Potomac with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by Comstock Potomac to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. On March 19, 2010, Comstock Potomac received a judgment against Balfour in an amount of $11.96 million. On March 25, 2010, Comstock Potomac received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. The appeal is pending with the United States Court of Appeals for the Fourth Circuit. While we believe we will be successful in collecting the judgment against Balfour, we cannot provide any assurances to that effect.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Class A common stock is traded on the NASDAQ Global Market under the symbol “CHCI”.The following table sets forth the high and low sale prices of our Class A common stock, as reported on NASDAQ, for the periods indicated:

	High	Low
Fiscal Year Ended 2009
First quarter	$.34	$.12
Second quarter	$.38	$.11
Third quarter	$1.34	$.18
Fourth quarter	$1.19	$.49
Fiscal Year Ended 2010
First quarter	$1.25	$.70
Second quarter	$3.99	$.91
Third quarter	$1.88	$1.15
Fourth quarter	$1.55	$.96

On March 15, 2011, there were approximately 25 record holders and approximately 3,659 beneficial owners of our Class A common stock. On March 15, 2011, there were two holders of our Class B common stock.

Unregistered Sales of Equity Securities and Use of proceeds

In 2009, the Company’s Board of Directors approved the issuance of up to 600,000 warrants of the Company’s Class A Common Stock to settle outstanding trade debt. For the years ended December 31, 2010 and December 31, 2009, 264,812 and 181,637 warrants, at an average strike price of $1.11 and $0.79, were issued to settle trade debt of $432,049 and $318,114, respectively. The Company recorded a gain of $200,677 in 2010 and $237,103 in 2009. The warrant exercise period begins on the date of execution of the release agreement and ends 5 years after the execution date. Since the inception of the program, 446,449 warrants have been issued at an average strike price of $1.06. There are 153,551 warrants remaining under the authorization. No general solicitation or advertising was involved, the number of recipients of the securities was limited and such recipients were accredited and/or sophisticated. As a result, we are relying on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D of the Securities Act for the issuance of securities.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future. From time to time, our board of directors evaluates the desirability of paying cash dividends. The future payment and amount of cash dividends will depend upon our financial condition and results of operations, applicable loan covenants and other factors deemed relevant by our board of directors. Our current loan agreements restrict us from paying dividends.

Issuer Purchases of Equity Securities

Our board of directors has previously authorized the repurchase of up to 1.0 million shares of our Class A common stock in one or more open market or privately negotiated transactions. During the twelve months ended December 31, 2010, we did not repurchase any of our outstanding Class A common stock. As of December 31, 2010, the entire 1.0 million shares of Class A common stock authorized for repurchase remain available for repurchase; however, we have no immediate plans to repurchase stock under this authorization.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Notes Regarding Forward-looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed below and elsewhere in this report, particularly under the headings “Risk Factors” and “Cautionary Notes Regarding Forward-looking Statements.”

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments.

We are exclusively focused on the Washington, D.C. market which is the eighth largest metropolitan statistical area in the United States. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We have built homes and apartment buildings in suburban communities, where we focus on low density products such as single family detached homes, and in urban areas, where we focus on high density multi-family and mixed use products. For our homebuilding operations, we develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Our apartment buildings are developed as rental properties to be held and operated for our own purposes, converted at some point to for-sale condominium units or sold on a merchant build basis. Currently we operate only in the Washington, D.C. market where we target first-time, early move-up, and secondary move-up buyers with our homebuilding product. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market.

We believe that our significant experience over the past 25 years, combined with our ability to navigate through two major housing downturns (early 1990’s and late 2000’s) have provided us the experience necessary to capitalize on attractive opportunities in our core market of Washington, D.C. and to rebuild shareholder value. We believe that our focus on the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, will provide an opportunity to generate attractive returns on investment and for growth.

Recent Developments

Eclipse on Center Park Refinancing

On February 2, 2011, Comstock Potomac Yard, L.C., one of our subsidiaries (“Comstock Potomac”), entered into a new inventory term loan agreement (“Loan Agreement”) with Eagle Bank pursuant to which Comstock Potomac secured an Eleven Million Eight Hundred Fifty Thousand Dollar ($11,850,000) loan with a three year term (the “New Loan”) to refinance our Eclipse at Potomac Yard condominium project in Arlington, Virginia (the “Project”). Proceeds from the New Loan to Comstock Potomac were primarily utilized to pay off existing indebtedness owed to Key Bank, N.A in advance of its March 14, 2011 maturity. Under the terms of the our Loan Agreement, the New Loan provides for an initial interest rate of Prime plus two percent (2%), with an interest rate floor of seven percent (7%). Comstock Potomac is required to make monthly payments of interest only to Eagle Bank, to the extent not offset by an interest reserve initially set aside for the benefit of Comstock Potomac, and a minimum principal curtailment payment of Five Million Five Hundred Thousand Dollars ($5,500,000) no later than eighteen (18) months following the closing of the New Loan (the “Minimum Principal Curtailment”). The New Loan also has a minimum sales pace requirement requiring Comstock Potomac to sell a minimum of six (6) units every six (6) months, on a cumulative basis. There is no prepayment penalty associated with the New Loan, which is secured by a first deed of trust on the property. The Company, and each of Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company, have fully guaranteed the New Loan. The officer guaranties are reduced to fifty percent (50%) of the outstanding principal amount of the New Loan, from time to time, upon the happening of certain events, including the satisfaction of the Minimum Principal Curtailment.

Cascades Apartment Project

On January 31, 2011, Comstock Cascades II, L.C., one of our subsidiaries (“Cascades II”), entered into a private placement whereby Cascades II raised working capital in the amount of Two Million Three Hundred and Fifty Thousand Dollars ($2,350,000) (the “Private Placement”) related to the planned construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments” or “The Commons on Potomac Square”). Proceeds of the Private Placement, were utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness owed to M and T Bank (“M&T”) in relation to the Cascades Apartments project, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Private Placement included unrelated third party investors along with several members of the Company’s Board of Directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company.

On February 11, 2011, Cascades II entered into a Loan Agreement (the “Cardinal Loan Agreement”) with Cardinal Bank pursuant to which Cascades II obtained an Eleven Million Dollar ($11,000,000) multi-family construction loan and mortgage with a five year term (the “Cardinal Loan”). Proceeds from the Cardinal Loan were used to (i) fund the construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”) and (ii) retire existing indebtedness of the Company owed to M and T Bank (“M&T”) having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Cascades Apartments will be constructed. The Cardinal Loan, secured by a new first deed of trust on the property, has an initial interest rate of Prime plus two percent (2%), with an interest rate floor of six and one-half percent (6.5%), converted after eighteen (18) months to four hundred twenty-five (425) basis points over the five (5) year swap rate with an interest rate floor of five percent (5%) and a ceiling of eight percent (8%). Under the terms of the Cardinal Loan Agreement, the Cardinal Loan will be amortized in accordance with a 5.5%, 25-year schedule, with amortization to begin eighteen (18) months after the Cardinal Loan closing and has a two percent (2%) prepayment penalty if paid within the first or second year of the Cardinal Loan and a one percent (1%) prepayment penalty if retired in the third or fourth year of the Cardinal Loan. The Cardinal Loan requires debt service coverage (“DCR”) of (i) 1.0 to 1.0 no later than twenty-four (24) months from the date of the Cardinal Loan closing, (ii) 1.15 DCR no later than thirty-six (36) months from the date of Cardinal Loan closing, and (iii) 1.25 DCR no later than forty-eight (48) months from the date of the Cardinal Loan closing. The Company has fully guaranteed the Cardinal

Loan. Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company (each an “Officer”), also provided a limited guaranty in connection with the Cardinal Loan of up to Six Million Eight Hundred Thousand Dollars ($6,800,000), subject to further reduction upon the satisfaction of certain enumerated conditions set forth in the Cardinal Loan Agreement. In connection with the Officer’s limited guaranty of the Cardinal Loan, and in connection with the Company’s entry into a loan with Eagle Bank, described above the Officers and the Company entered into a Credit Enhancement and Indemnification Agreement on February 17, 2011 (the “Indemnification Agreement”) providing for full indemnification of the Officers by the Company against future losses incurred as a result of their guaranty of the Cardinal Loan or the Eagle Bank Loan. Pursuant to the Indemnification Agreement, the Officers, on an aggregate basis, are entitled to a credit enhancement fee (“Credit Enhancement Fee”) from the Company for the Cardinal Loan and the Eagle Bank Loan calculated at a rate of four percent (4%) per annum based on the lesser of (i) the combined outstanding balance of the Cardinal Loan and the Eagle Bank Loan at the end of each month, or (ii) such Officer’s maximum guaranty exposure in connection with the Cardinal Loan and the Eagle Bank Loan. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. There is no obligation that the Officers provide credit support to the Company for its future borrowing needs and as a result, there may be no availability of acquisition, construction and development loans.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements. ASU 2010-06 will be effective for our fiscal year beginning January 1, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for our fiscal year beginning January 1, 2011. ASC 820 did not have a material impact on our consolidated financial statements.

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

We assess the estimated fair value of its projects based on discounted cash flow models on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business can extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net carrying value may not be recoverable.

Warranty reserve

Warranty reserves for houses settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the typical one-year warranty period provided by us or within the five-year statutorily mandated structural warranty period for condominiums. Since we subcontract our homebuilding work, subcontractors are required to provide us with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. This reserve is an estimate and actual warranty costs could vary from these estimates. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. During the year ended December 31, 2010, we provided an additional $639 in warranty reserves to cover future potential costs and/or claims made with respect to its remaining projects. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Years ended December 31,
	2010	2009
Balance at beginning period	$692	$1,031
Additions	721	115
Releases and/or charges incurred	(303)	(454)

Balance at end of period	$1,110	$692

Revenue recognition

We recognize revenues and related profits or losses from the sale of residential properties, including multiple units to the same buyer, finished lots and land sales when closing has occurred, full payment has been received, title and possession of the property transfer to the buyer and we have no significant continuing involvement in the property. Other revenues include revenue from land sales, rental revenue from leased apartments and revenue earned from management and administrative support services provided to related parties that is recognized as the services are provided.

Income taxes

As discussed in Note, 1, we adopted the provisions of ASC 740-10-26-6 Income Tax Recognition as of January 1, 2007. As a result of this adoption, we recorded a benefit to the opening accumulated deficit in the amount of $1,663. We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense. At December 31, 2008, we had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. During 2009, we received approval for an accounting method change from the Internal Revenue Service that effectively allows us to recognize the previously unrecognized tax benefit. As a result, we reversed the $77 reserve in 2009. As of December 31, 2010 and 2009, we had no unrecognized tax benefit and we do not expect this to change significantly over the next 12 months.

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

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Orders, backlog and cancellations

Gross new order revenue for the year ended December 31, 2010 decreased $7.3 million to $15.9 million on 50 homes as compared to $23.2 million on 73 homes for the year ended December 31, 2009. Net new order revenue for the year ended December 31, 2010 decreased $5.5 million to $15.5 million on 49 homes as compared to $21.0 million on 66 homes for the year ended December 31, 2009. The average gross new order revenue per unit for the year ended December 31, 2010 increased by $1,000 to $318,000 as compared to $317,000 for the year ended December 31, 2009. Our backlog at December 31, 2010 decreased $1.3 million to $0.2 million on 1 home as compared to our backlog at December 31, 2009 of $1.5 million on 3 homes.

As a result of winding down our divisions in the Atlanta, GA and Raleigh, N.C. markets we were left with two projects at December 31, 2010 where we currently have units available for sale and settlement, Penderbrook and Eclipse on Center Park. Our remaining two projects are land positions in varying states of readiness. Therefore, we were only able to generate orders and backlog at two projects for much of 2010. The decrease in gross new orders, net new orders and backlog at these two projects is attributable to current market conditions in the homebuilding industry which are characterized by a general excess supply of homes available for sale, reduced buyer confidence and elevated levels of unemployment.

Revenue – homebuilding

The number of homes delivered for the year ended December 31, 2010 decreased by 15 homes, to 51 as compared to 66 homes for the year ended December 31, 2009. A modest improvement in the pricing environment coupled with higher priced product mix, resulted in the average revenue performance delivered increasing by $23,000 to $329,000 for the year ended December 31, 2010 as compared to $306,000 for the year ended December 31, 2009.

Homebuilding revenues decreased by $1.0 million to $19.2 million for the year ended December 31, 2010 as compared to $20.2 million for the year ended December 31, 2009. This reduction in revenue from homebuilding is primarily attributable to a lower volume of units settled in 2010 versus 2009.

Revenue – other

Other revenue for the year ended December 31, 2010 increased by $1.9 million to $4.8 million, as compared to $2.9 million for the year ended December 31, 2009, primarily a result of the sale of land at our Station View project for $2.8 million. Other revenue includes $1.8 million and $2.7 million of revenue generated by our rental communities during the twelve months ended December 31, 2010 and the twelve months ended December 31, 2009, respectively. We consider revenue to be from homebuilding when there is a structure built or being built on the lot when delivered. Sales of lots occur, and are included in other revenues, when we sell raw land or finished home sites in advance of any home construction.

Cost of sales – homebuilding

Cost of sales - homebuilding for the year ended December 31, 2010 increased $0.4 million to $19.2 million of homebuilding revenue, as compared to $18.8 million of revenue, for the year ended December 31, 2009. The increase in cost of sales as a percentage of homebuilding revenue for the year ended December 31, 2010 is the result of lower average revenue per settlement and increased sales concessions such as the payment of certain buyer closing costs at settlement that do not affect the revenue per sale but do increase the cost of a settled home.

Cost of sales – other

Cost of sales – other is principally comprised of operating expenses incurred in generating rental revenue at our rental communities. Cost of sales – other for the year ended December 31, 2010 increased by $2.6 million to $4.0 million, as compared to $1.4 million for the year ended December 31, 2009 primarily related to the cost of land sold at the Station View project of $2.6 million.

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

For projects where we expect to sell the remaining lots in bulk or convey the remaining lots to a lender where the loans have matured, the fair value is determined based on offers received from third parties, comparable sales transactions, and/or cash flow valuation techniques. If the project meets the GAAP accounting criteria of held for sale, the project is valued at the lower of cost or fair value less estimated selling costs. If the project sales are expected to extend over a period of time, we calculate fair value utilizing a discounted cash flow model as discussed below, although we would select a discount rate to reflect the relative construction and other risks. For assets held for development, estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value including management’s plans for the property. In the normal course of business, dispositions of large land holdings can extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net book value may not be recoverable.

Difficult market conditions characterized by high unemployment, elevated supplies of unsold home inventory, high levels of foreclosures and increased price competition continued to challenge us during the 2010. This has resulted in flat sales prices, customer concessions, reduced gross margins and extended estimates for project sell off dates. We evaluate our projects on a quarterly basis to determine if recorded carrying amounts are recoverable. For projects where we expect to continue sales, these impairment evaluations are based on discounted cash flow models as discussed above. Discounted cash flow models are dependent upon several subjective factors, primarily estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the selection of a timeframe for sales in a community challenging, we have generally assumed sales prices equal to or less than current prices and the remaining lives of the communities were estimated to be approximately two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, we must select what we believes to be an appropriate discount rate based on current market cost of capital and returns expectations. We used our best judgment in determining an appropriate discount rate based on information we have received from marketing our deals for sale in recent months, and accordingly have elected to use a rate of 13% in our discounted cash flow model. While the selection of a 13% discount rate was subjective in nature, we believe it is an appropriate rate in the current market and appropriately reflects the economics of the market, current return expectations and the cash flow characteristics of the projects. The estimates of sales prices, sales pace, and discount rates used by us are based on the best information available at the time the estimates were made.

Although market conditions in the our Washington, D.C. area projects have improved if market conditions deteriorate again, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded. We recorded an impairment charge of $1.5 million during the year ended December 31, 2010, to properly record our for sale projects at fair market value less costs to sell consistent with the provisions of ASC 360.

If the project meets the GAAP accounting criteria of held for sale, the project is valued at the lower of cost or fair value less estimated selling costs. At December 31, 2010, all of our projects met that criteria.

The following table summarizes impairment charges and write-offs for the twelve months ended by metropolitan area ($000):

	Twelve Months Ended December 31,
	2010	2009
Washington DC Metropolitan Area	$1,548	$15,351
Raleigh, North Carolina	—	1,218
Atlanta, Georgia	—	6,369

	$1,548	$22,938

Selling, general and administrative expenses

Selling, general and administrative costs for the year ended December 31, 2010 decreased $2.0 million to $5.5 million as compared to $7.5 million for the year ended December 31, 2009. The reduction is attributable to decreased salary, bonus and other personnel related expenses in conjunction with a continuing effort to make strategic reductions in personnel and related costs. We had 26 full time and 1 part time employee at December 31, 2010 versus 29 at December 31, 2009. Cost reduction initiatives have also resulted in decreases in office rent, legal, accounting and consulting expenses.

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

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the twelve months ended December 31, 2010, all of our projects were determined to be inactive for accounting purposes. The following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the statement of operations related to the inactivation of certain real estate projects held for development and sale ($000s):

	Years ended December 31,
	2010	2009
Total interest incurred and expensed for inactive projects	$1,567	$2,626
Total real estate taxes incurred and expensed for inactive projects	517	845
Total production overhead incurred and expensed for inactive projects	140	667

	$2,224	$4,138

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

Our liquidity remains below desired levels and we continue to have limited access to new capital. However, the steps we have taken over the past three years has improved our financial condition. These steps include the successful refinancing of the our Eclipse on Center Park condominium project in February of 2011. The new financing has addressed a significant maturity and provided enhanced flexibility to us as we realize cash flow from the sales of the remaining condominium units. We also were successful in securing a 5 year $11.0 million construction/mortgage loan to support the construction of a 103 unit rental apartment project in the Cascades planned community in the Potomac Falls area of Loudoun County, Virginia. Additionally, we successfully raised $2,350,000 in funds (of which $2,100,000 was received in 2010) through a private placement to provide additional financial support related to the apartment project in Loudoun County, Virginia. (“Cascades Apartment project”). Further, we believe the court decision in the Balfour litigation, as described in Item 3 – Legal Proceedings, if collected, will improve our liquidity assuming the pending appeal of the award by the defendant is concluded in a manner favorable to us.

We continue to engage in discussions with lenders and potential equity investors in an effort to provide additional liquidity to sustain business operations and growth capital to fund various new business opportunities. We are anticipating that through a combination of these ongoing discussions, the additional cash from settlement proceeds and the cash generated from our rental and real estate service operations, that we will generate sufficient cash to sustain our operations through 2011. However, this outcome is primarily dependent upon our ability to meet the minimum settlement requirements specified by our lenders at the Penderbrook and Eclipse projects. If we are unable to meet the sales quotas, substantially all of the proceeds from any settlements at the Penderbrook and Eclipse projects may be retained by the lenders and applied to principal debt curtailments. If we are unable to maintain compliance with the cumulative minimum settlement requirements for an extended period of time, we would need to seek waivers or additional loan modifications from the project lenders at the Penderbrook and Eclipse projects. If we were unable to secure such waivers or modifications, this may substantially reduce the amount of cash generated through unit settlements and make it necessary for us to attempt to generate alternative sources of revenue to meet our operating cash flow requirements. To do so, we may have to seek to leverage the judgment award which we obtained against Balfour, attempt to sell our remaining parcels of land, seek to raise additional capital or seek to obtain additional financing to meet our operating cash flow requirements. If, in the absence of cash flow being generated from unit settlements, we were unable to generate additional capital through any of these alternative sources, we could deplete our cash reserves and may be forced to seek protections afforded under the bankruptcy code. There can be no assurance that in the event we were forced to seek bankruptcy protection that we would be able to reorganize and, in such an event, we could be forced to liquidate our assets. We have met the sales quota requirements as amended during each of the preceding four quarters and were in compliance as of December 31, 2010.

Credit Facilities

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property.

As of December 31, 2010, maturities and/or curtailment obligations of all of our borrowings are as follows ($000s):

2011	18,282
2012	1,101
2013	5,008
2014	—
2015 and thereafter	3,985

Total	$28,376

The majority of our debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At December 31, 2010, the one-month LIBOR and prime rates of interest were 0.26% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.50% to 14.26%. During 2010, these rates have been relatively stable. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

In the past we have generally financed our development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects we develop and build to have a separate credit facility. Accordingly, we typically have had numerous credit facilities and lenders. As described below in more detail, we made significant progress during 2009 and 2010 in our efforts to restructure or amend our loan facilities to improve our liquidity outlook for 2011.

As described in more detail below, at December 31, 2010 our outstanding debt by lender was as follows ($000s):

Bank	Balance as of 12/31/10	Recourse
KeyBank	$10,576	Secured
Wachovia	205	Unsecured
Guggenheim Capital Partners	6,400	Secured
M&T Bank – Cascades	1,016	Secured
M&T Bank	496	Secured
Cornerstone (Haven Trust)	400	Unsecured
Bank of America	3,885	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller - Emerald Farm	100	Secured

	23,367
Due to affiliates - Stonehenge Funding	5,008	Unsecured

Total	28,376

At December 31, 2010, we had $10.6 million outstanding to KeyBank under a credit facility secured by our Potomac Yard project. This note was scheduled to mature in March, 2011. Under the terms of the note there is an interest reserve which represents the amount by which we can avoid cash payments of future monthly interest obligations by adding them to the principal balance. At December 31, 2010 the available balance in the interest reserve was approximately $0.8 million. While there are no financial covenants associated with the loan, there are curtailment requirements which we have been covering with the proceeds from settlements at the Eclipse project. The interest rate is the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. KeyBank has agreed to increase the cash flow available to us from settlements at the Potomac Yard project by providing us with accelerated releases equal to fifteen percent of the net sales price. However, these accelerated releases are subject to meeting a cumulative minimum sales requirement. Failure to meet the cumulative minimum sales requirement will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain the entire net sales price of sold units. On March 17, 2010, we completed the sale of land at our Station View project located in Loudoun County, Virginia for $2.8 million. Since the KeyBank debt is secured by the Eclipse project and the Station View land, we made a $2.2 million principal payment to KeyBank related to the Station View sale. This note was repaid through a refinancing that occurred in February 2011. See Note 19 to our consolidated financial statements for a discussion.

At December 31, 2010, we had approximately $6.4 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to our Penderbrook Condominium project. On August 20, 2008, Guggenheim issued a notice of default to us regarding a purported default. We subsequently entered into a loan modification and forbearance agreement whereby Guggenheim agreed to forgo any remedies it may have had with respect to the alleged default. On September 16, 2009, we entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forbear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to us through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide us with cash equal to 25% of the net sales price provided we meet the cumulative minimum sales requirements on a monthly and quarterly basis. If we are unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. We have met the minimum sales requirement, as amended, as of December 31, 2010. The base interest rate is LIBOR plus 200 basis points which is adjusted by a paid in kind interest (“PIK”) which accrues on a monthly basis on the loan. This PIK interest varies from a high of 1200 to 200 depending upon the number of units settled. For the years ended December 31, 2009 and 2010 the PIK adjustment was 200 basis points added to the base rate. Should the loan be retired in any year prior to its maturity, the PIK adjustment is limited to 200 basis points. Based upon the number of units sold at the Penderbrook project, this note is scheduled to mature in September, 2011, but can be extended further based upon the satisfaction of a certain number of additional units sold 14 days prior to the extended maturity date, but in no event will it extend beyond March 2012.

At December 31, 2010, the Company had $1.5 million outstanding to M&T Bank. On September 28, 2009, the Company entered into a series of agreements with M&T with respect to the $7.6 million of outstanding debt plus accrued interest and late fees. As a result of the agreements, the Belmont Bay loan, with a principal balance of $6.1 million plus $0.5 million of accrued interest and fees, was released in its entirety and the Cascades Loan, with a principal balance of $1.0 million, was extended through January 31, 2011. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont Loan in the amount of $0.5 million with a three-year maturity secured by the Cascades Project. Under the terms of the agreements, M&T Bank agreed to extend the maturity date of the Cascades Loan by forbearing on enforcing its rights with respect to collection of the debt until January 31, 2011. The Company also agreed to commence current payment of interest due M&T Bank related to the current principal balance of the Cascades Loan. The Cascades Project contains a total of 191 condominium units with the first phase of the Cascades Project (88 units) being completed by the Company in 2007. These amounts were repaid in February of 2011. See Note B do our consolidated financial statements for discussion.

At December 31, 2010, we had $3.9 million outstanding to Bank of America (“BOA”) in a 10-year unsecured note. On February 25, 2010, we entered into a Seventh Loan Modification Agreement with Bank of America (“BOA”) regarding the modification of the terms of one certain unsecured loan with an approximate principal balance of $3,700,000 (“Line of Credit”). In connection therewith we agreed to pay an extension fee of $100,000 and BOA agreed to delay for one year, until January 2011, the commencement of repayments of all previously unpaid interest accruing since the date of our previously reported modification of the Line of Credit in November 2008. The maturity date remains unchanged at December 28, 2018. On February 1, 2011, we entered into the Eighth Loan Modification Agreement with Bank of America (“BOA”) (the “Modification Agreement”). The Modification Agreement required payments of past interest and modification fees of approximately $140 thousand on February 1, 2011, which were paid in accordance with the agreement. The maturity date remains December 28, 2018. We are required to make monthly interest payments which currently approximate $8 thousand per month beginning on February 28, 2011 through loan maturity. Commencing January 28, 2012 and continuing on each and every month through November 28, 2018, we are required to make monthly principal and modification fee payments of approximately $43 thousand.

On December 23, 2009, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, completed the purchase of the senior unsecured note from JPMV in the current outstanding amount of approximately $9.0 million, plus accrued and unpaid interest. The purchase of the JPMV note also resulted in the transfer to Stonehenge of the warrant previously issued to JPMV for the purchase of 1.5 million shares of the Company’s Class A Common Stock with a strike price of $0.70 per share (“JP Morgan Warrant”). In connection with Stonehenge’s purchase of the JP Morgan debt from JPMV, Stonehenge and the Company entered into two separate subordination and standstill agreements for our benefit and our secured lenders, KeyBank and Guggenheim. The subordination agreements allow for Stonehenge and the Company to negotiate permanent modifications to the terms of the JP Morgan Debt and provide KeyBank and Guggenheim with assurances that the Company will not make any cash interest or principal payments to Stonehenge prior to the full repayment of loans to them in connection with our Eclipse and Penderbrook projects. On February 15, 2010, we entered into a Modification Agreement to modify the terms of our senior unsecured note with Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company. On December 23, 2009, Stonehenge acquired the senior unsecured note from JP Morgan Ventures (“JPMV”) which had a $9,000,000 principal balance as described in the Amended and Restated Indenture between the Company and JPMV dated March 14, 2008 (the “JP Morgan Debt”). Gregory Benson, the Company’s Chief Operating Officer and a member of the Company’s Board of Directors, subsequently purchased a participation interest in the JP Morgan Debt and the JP Morgan Warrant from the Subordinate Lender.

Under the terms of the Modification Agreement, Stonehenge has agreed to forgive $4,500,000 of the principal balance due from us under the JP Morgan Debt; reducing the principal balance by 50% to $4,500,000. Stonehenge also agreed to forgive an additional amount due from us of approximately $875,000 representing all past due interest, late fees and penalties accruing through December 31, 2009 (“Interest and Loan Fees”) under the JP Morgan Debt. Stonehenge further agreed to reduce the interest rate, effective January 1, 2010, by fifty percent (50%) to 300 basis points above the one year LIBOR on a floating basis. In addition, to ensure our ability to comply with certain restrictions placed upon the us by KeyBank and Guggenheim Corporate Funding (collectively “Secured Lenders”) in connection with previously announced loan modifications enhancing cashflow to us, Stonehenge agreed to allow all future interest payments due from us under the JP Morgan Debt to accrue until at least 90 days after the Secured Lenders have been fully repaid. In connection therewith, Stonehenge may, on a quarterly basis, elect to accept stock of the Company (or warrants for the purchase thereof) with a cumulative value equal to the value of the scheduled interest payment in lieu of accruing a future quarterly interest payment.

Further, the Modification Agreement provides for the elimination or forbearance upon the enforcement of all financial covenants contained in the JP Morgan Debt and all previously reported covenant violations by us. The maturity date of the JP Morgan Debt remains unchanged at March 14, 2013, provided however, the Modification Agreement provides us with two optional extension periods of six months each to further assist the Company with its compliance with the restrictions of the Secured Lenders.

Cash Flow

Net cash provided by operating activities was $15.4 million for the year ended December 31, 2010 and $11.9 million for the year ended December 31, 2009. In both years the primary source of cash provided by operating activities was the sale of real estate assets. On March 17, 2010, we completed the sale of land at our Station View project located in Loudoun County, Virginia for $2.8 million.

Net cash used in financing activities was $16.0 million for the year ended December 31, 2010 and $16.8 million for the year ended December 31, 2009. Repayments of indebtedness were the primary use of cash from financing activities in both years.

There were no material cash flows from investing activities for the years ended December 31, 2010 or 2009.

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

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report include forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties including certain risks described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: general economic and market conditions, including interest rate levels; our ability to service our debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis and our continuing relationships with affiliates.

Many of these factors are beyond our control. For a discussion of factors that could cause actual results to differ, please see the discussion in this report under the heading “Risk Factors” in Item 1A.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2010, our internal control over financial reporting is effective.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders, except that the information relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2) Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated and combined financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Stock Certificate

10.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.

10.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.

10.3(1)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.

10.4(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia.

10.5(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia.

10.6(2)	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.

10.7(2)	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.

10.8(2)	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.

10.9(1)	Form of Indemnification Agreement

10.10(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.11(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.12(1)	2004 Long-Term Incentive Compensation Plan+

10.13(1)	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan+

10.14(2)	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan+

10.15(1)	Employee Stock Purchase Plan+

10.16(1)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC

10.17(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.

10.18(2)	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC

10.19(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.

10.20(1)	Employment Agreement with Christopher Clemente+

10.21(1)	Employment Agreement with Gregory Benson+

10.22(1)	Employment Agreement with Bruce Labovitz+

10.23(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente+

10.24(1)	Confidentiality and Non-Competition Agreement with Gregory Benson+

10.25(1)	Confidentiality and Non-Competition Agreement with Bruce Labovitz+

10.26(2)	Description of Arrangements with William Bensten+

10.27(2)	Description of Arrangements with David Howell+

10.28(1)	Trademark License Agreement

10.29(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.

10.30(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.31(3)	Agreement of Purchase and Sale, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bellemeade Farms Investors, LLC et. al.

10.32(3)	Loan Agreement, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bank of America, N.A.

10.33(3)	Guaranty Agreement, dated September 28, 2005, by the Registrant in favor of Bank of America, N.A.

10.34(4)	Life Insurance Reimbursement Agreement with William P. Bensten

10.35(4)	Life Insurance Reimbursement Agreement with Bruce Labovitz

10.36(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson

10.37(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.38(5)	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006

10.39(5)	Loan Agreement, dated January 31, 2006, by and between Comstock Carter Lake, L.C. and Bank of America, N.A.

10.40(5)	Guaranty Agreement, dated January 31, 2006, by the Registrant in favor of Bank of America, N.A.

10.41(6)	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein

10.42(6)	Form of warrant

10.43(7)	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006

10.44(7)	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006

10.45(7)	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006

10.46(7)	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006

10.47(8)	Letter, dated October 18, 2007, from Friedlander, Misler, Sloan, Kletzkin & Ochsman, PLLC to the Registrant and Comstock Bellemeade, L.C.

10.48(8)	Purchase and Sale Agreement by and between Comstock Countryside L.C. and Merion-Loudon, LC, dated as of December 21, 2006

10.49(8)	Marketing and Sale Agreement by and between Comstock Countryside LC and Merion-Loudon, L.C., dated as of December 21, 2006

10.50(8)	Consulting Agreement with The Merion Group, LC, dated as of December 21, 2006

10.51(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Highland Avenue Properties, LLC and Bank of America, N.A.

10.52(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.53(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Homes of Atlanta, LLC, Comstock Homes of Myrtle Beach, LLC and Bank of America, N.A.

10.54(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.55(8)	First Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Bellemeade, L.C., Bank of America, N.A. and Lenka E. Lundsten

10.56(8)	Second Loan Modification Agreement, dated as of December 22, 2006, by and between the Registrant and Bank of America, N.A.

10.57(9)	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC.

10.58(9)	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC.

10.59(9)	Supplement to Indenture, dated as of January 7, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.60(9)	Amended and Restated Indenture, dated as of March 14, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.61(9)	Loan Agreement, dated as of March 14, 2008, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., and KeyBank National Association.

10.62(9)	Unconditional Guaranty of Payment and Performance, dated as of March 2008, by the Registrant in favor of KeyBank National Association.

10.63(10)	Forbearance and Conditional Release Agreement, dated as of November 25, 2008, by and among Highland Avenue Properties, LLC, Comstock Homes of Atlanta, LLC, the Registrant and Bank of American, N.A.

10.64(10)	Sixth Loan Modification Agreement, dated as of November 26, 2008, by and among the Registrant and Bank of America, N.A.

10.65(10)	Amended and Restated Promissory Note (Tribble Road Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.66(10)	Loan Modification and Forbearance Agreement, dated as of December 10, 2008, by and among the Registrant, various wholly owned subsidiaries as guarantors and Wachovia Bank, National Association.

10.67(10)	Amended and Restated Promissory Note (Revolving Line of Credit), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.68(10)	Amended and Restated Promissory Note (Term Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.69(11)	Settlement Agreement, dated July 8, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Belmont Bay, L.C., et.al.

10.70(11)	Consensual Foreclosure and Settlement Agreement, dated August 17, 2009, by and among the Registrant, et.al. and Wachovia Bank, National Association

10.71(11)	Third Amendment of Loan Agreement, dated September 16, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC

10.72(11)	Settlement Agreement and Mutual Release, dated September 21, 2009, by and among Registrant, Mathis Partners, LLC and Cornerstone Bank

10.73(11)	Forbearance Agreement, dated September 28, 2009, by and among Comstock Cascades, L.C., the Registrant and Manufacturers and Traders Trust Company

10.74(11)	Forbearance and Conditional Release Agreement, dated September 28, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Manufacturers and Traders Trust Company

10.75(11)	First Amendment to Loan Agreement, dated October 30, 2009, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., the Registrant and Key Bank National Association

10.76(11)	Forbearance and Conditional Release Agreement, dated November 10, 2009, by and among Comstock Homes of Raleigh, L.L.C., the Registrant and Fifth Third Bank, N.A.

10.77(12)	Forbearance Agreement and Second Amendment to Loan Agreement, dated January 27, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC

10.78(12)	Fourth Amendment to Sublease Agreement and Services Agreement, dated February 26, 2009, with Comstock Asset Management

10.79(12)	Mutual Release and Settlement Agreement, dated June 8, 2009, by and between Comstock Homes of Raleigh, LLC, Providence Development of Raleigh, LLC and Manning Fulton & Skinner

10.80(12)	Subordinated Deficiency Note, dated as of September 21, 2009, by the Registrant in favor of Cornerstone Bank., successor-in-interest to Haventrust Bank.

10.81(12)	Amended and Restated Subordinated Deficiency Note, dated as of November 5, 2009, by the Registrant in favor of Wachovia Bank, National Association.

10.82(12)	Bankruptcy filing for Buckhead Overlook, LLC, filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.83(12)	Bankruptcy filing for Post Preserve, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.84(12)	Bankruptcy filing for Parker Chandler Homes, LLC f/k/a Comstock Homes of Atlanta, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.85(12)	Lease Agreement, dated on or about December 31, 2009, with Comstock Asset Management, L.C. by Comstock Property Management, L.C., a subsidiary of Registrant

10.86(12)	License Agreement, effective January 1, 2010, with I-Connect

10.87(12)	Letter of Intent, effective February 12, 2010, by and between Registrant and Stonehenge Funding, L.C. and Subordination and Standstill Agreements between Registrant and Guggenheim Corporate Funding, LLC and between Registrant and Key Bank, National Association

10.88(12)	Seventh Loan Modification Agreement, dated as of February 25, 2010, by and among the Registrant and Bank of America, N.A.

10.89(12)	Memorandum Opinion, filed February 23, 2010, by the US District Court in favor of Comstock Potomac Yard, L.C., a subsidiary of Registrant, against Balfour Beatty Construction, LLC

10.90(12)	Purchase Agreement, dated October 30, 2009, by and between Comstock Station View, L.C. and M/I Homes of DC, LLC

10.91(13)	Second Amended and Restated Indenture, dated as of February 12, 2010, by and among the Registrant and Comstock Asset Management, L.C.

10.92(13)	Amended and Restated Senior Note, effective February 12, 2010, by and among, Stonehenge Funding, LC, the Registrant and Comstock Asset Management, L.C.

10.93(13)	Employment Agreement with Joseph M. Squeri+

10.94(13)	Confidentiality and Non-Competition Agreement with Joseph M. Squeri+

10.95*	Loan Agreement, dated as of January 27, 2011, by and among Comstock Potomac Yard, L.C. and Eagle Bank

10.96*	Loan Agreement, dated as of February 11, 2011, by and among Comstock Cascades II, L.C. and Cardinal Bank

14.1(2)	Code of Ethics

21.1*	List of subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contracts or compensatory plans, contracts or arrangements
(1)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).
(2)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.
(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.
(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.
(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.
(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2005.
(7)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.
(8)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007.
(9)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008.
(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.
(11)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009.
(12)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010.
(13)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: March 31, 2011	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors	March 31, 2011
Christopher Clemente	and Chief Executive Officer (Principal Executive Officer)

/s/ GREGORY V. BENSON	President and Chief Operating Officer	March 31, 2011
Gregory V. Benson

/s/ JOSEPH M. SQUERI	Chief Financial Officer (Principal Financial Officer)	March 31, 2011
Joseph M. Squeri

/s/ A. CLAYTON PERFALL	Director	March 31, 2011
A. Clayton Perfall

/s/ DAVID M. GUERNSEY	Director	March 31, 2011
David M. Guernsey

/s/ JAMES A. MACCUTCHEON	Director	March 31, 2011
James A. MacCutcheon

/s/ NORMAN D. CHIRITE	Director	March 31, 2011
Norman D. Chirite

/s/ ROBERT P. PINCUS	Director	March 31, 2011
Robert P. Pincus

/s/ SOCRATES VERSES	Director	March 31, 2011
Socrates Verses

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Comstock Homebuilding Companies, Inc.:

In our opinion, the consolidated financial statements listed on page F-1 present fairly, in all material respects, the financial position of Comstock Homebuilding Companies, Inc. and subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 31, 2011

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$475	$1,085
Restricted cash	5,201	3,249
Real estate held for development and sale	34,008	70,890
Property, plant and equipment, net	50	144
Other assets	1,194	1,963

TOTAL ASSETS	$40,928	$77,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$5,884	$5,579
Notes payable – secured by real estate	18,853	50,530
Notes payable - due to affiliates, unsecured	5,008	12,743
Notes payable - unsecured	4,515	4,346

TOTAL LIABILITIES	34,260	73,198

Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 17,025,954 and 15,608,438 issued and outstanding, respectively	171	156
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	166,700	157,418
Treasury stock, at cost (391,400 Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(157,791)	(151,029)

TOTAL SHAREHOLDERS’ EQUITY	6,668	4,133

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,928	$77,331

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2010	2009
Revenues
Revenue - homebuilding	$19,070	$20,226
Revenue - other	4,781	2,944

Total revenue	23,851	23,170
Expenses
Cost of sales - homebuilding	19,186	18,824
Cost of sales - other	4,011	1,387
Impairments and write-offs	1,548	15,351
Selling, general and administrative	5,606	7,534
Interest, real estate taxes and indirect costs related to inactive projects	2,224	3,310

Operating loss	(8,724)	(23,236)
Gain on troubled debt restructuring	—	(3,403)
Gain on deconsolidation of subsidiaries	—	(1,965)
Other income, net	(1,037)	(423)

Total pre tax loss	(7,687)	(17,455)
Income taxes (benefit) expense	11	(929)

Net loss from continuing operations	(7,698)	(16,516)
Loss from discontinued operations	—	(10,236)

Net loss attributable to Comstock Homebuilding Companies, Inc.	$(7,698)	$(26,752)

Basic loss per share
Continuing operations	$(0.42)	$(0.93)
Discontinued operations	—	(0.58)

Net loss per share	$(0.42)	$(1.51)

Diluted loss per share
Continuing operations	$(0.42)	$(0.93)
Discontinued operations	—	(0.58)

Net loss per share	$(0.42)	$(1.51)

Basic weighted average shares outstanding	18,313	17,670

Diluted weighted average shares outstanding	18,313	17,670

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Noncontrolling interest	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	15,608	$156	2,733	$27	$157,058	$(2,439)	223	$(124,277)	30,748
Stock compensation and issuances					76				76
Warrants					163		(82)		81

Gain on noncontrolling interest settlement					121		(121)		—
Note payable to noncontrolling interest holder							(20)		(20)
Net loss								(26,752)	(26,752)

Balance at December 31, 2009	15,608	$156	2,733	$27	$157,418	$(2,439)	$—	$(151,029)	$4,133
Stock compensation and issuances	400	5			797				802
Warrants	1,018	10			796				806
Stonehenge capital contribution					7,689				7,689
Cumulative effect of a change in accounting principle								936	936
Net loss								(7,698)	(7,698)

Balance at December 31, 2010	17,026	$171	2,733	$27	$166,700	$(2,439)	$—	$(157,791)	$6,668

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss from continuing operations	$(7,698)	$(26,752)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization and depreciation	98	685
Impairments and write-offs	1,548	22,938
Gain on troubled debt restructuring	—	(3,403)
Gain on trade payable settlements	(860)	(333)
Gain on deconsolidation of subsidiary	—	(1,965)
Amortization of stock compensation	—	158
Changes in operating assets and liabilities:
Restricted cash	(1,952)	610
Real estate held for development and sale	19,927	18,276
Other assets	769	(561)
Accounts payable and accrued liabilities	3,560	2,278

Net cash provided by operating activities	15,392	11,931

Cash flows from investing activities:
Purchase of property, plant and equipment	(4)	—

Net cash used in investing activities	(4)	—

Cash flows from financing activities:
Proceeds from notes payable	823	874
Payments on notes payable	(17,649)	(17,697)
Proceeds from option and warrant exercise	828	—

Net cash used in financing activities	(15,998)	(16,823)

Net decrease in cash and cash equivalents	(610)	(4,892)
Cash and cash equivalents, beginning of year	1,085	5,977

Cash and cash equivalents, end of year	$475	$1,085

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$1,166	$1,619
Reduction in notes payable in connection with troubled debt restructuring	$7,689	$13,926
Increase in additional paid in capital in connection with troubled debt restructuring	$7,689	$—
Reduction in real estate held for development and sale in connection with deconsolidation of subsidiaries	$15,407	$6,554
Reduction in notes payable in connection with deconsolidation of subsidiaries	$15,893	$6,080
Reduction in accrued liabilities in connection with deconsolidation of subsidiaries	$449	$—
Increase in opening retained earnings in connection with deconsolidation of subsidiaries	$936	$2,438
Reduction in accrued liabilities in connection with issuance of stock compensation	$780	$—
Increase in class A common stock par value in connection with issuance of stock compensation	$14	$—
Increase in additional paid in capital in connection with issuance of stock compensation	$766	$—
Reduction in real estate held for development and sale in connection with troubled debt restructuring	$—	$10,844
Reduction in accrued liabilities in connection with troubled debt restructuring	$—	$610
Deconsolidation of variable interest inventory and related debt	$—	$19,050

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1.	ORGANIZATION

Comstock Homebuilding Companies, Inc. is a multi-faceted real estate development and construction services company focused on the Washington, DC metropolitan area. The Company has substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. Since our founding in 1985, and as of December 31, 2010, we have built and delivered more than 5,200 homes generating total revenue in excess of $1.3 billion. References in this Form 10-K to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our business was founded in 1985 as a residential land developer and home builder focused on the Northern Virginia suburbs of the Washington, D.C area. In December 2004, Comstock completed its initial public offering. In 2005, Comstock began executing expansion plans and established operations in key markets throughout the Southeast. Notably, during 2006 Comstock increased revenues to $266 million. However, during 2007 it became clear that the unprecedented span of growth in the housing sector was quickly ending. Drawing on the valuable experience the Comstock management team had gained in previous downturns, Comstock expeditiously curtailed expansion plans and adopted a defensive strategy that allowed it to survive the housing downturn. Comstock quickly sold certain assets and worked closely with its existing lenders to amicably renegotiate the terms of project related and corporate borrowings, which had peaked at $340 million as of September 30, 2006.

In 2009, we established our Strategic Realignment Plan (the “Plan”). The Plan was designed to eliminate debt, further reduce expenses, enhance Comstock’s balance sheet, conserve cash, and protect key Washington, D.C. market assets. By the end of 2009 Comstock had successfully renegotiated substantially all of its secured debt obligations and reduced total debt to $68 million ($ 28.4 million as of December 31, 2010). The Plan execution eliminated or reduced corporate and project related debt while disposing of noncore assets where market values had deteriorated but ultimately allowed for the retention of core assets in the Washington, D.C. market.

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

Liquidity Developments

In an effort to stabilize the Company, management spent much of 2009 focused on negotiating with lenders to eliminate and restructure debt which temporarily limited our ability to pursue new business opportunities. In mid 2009, management formulated a Strategic Realignment Plan which identified key real estate projects to be retained by the Company and those to be disposed of. The Company then worked to restructure the entirety of its debt. The restructuring was completed in late 2009 and has resulted in improved operating cash flow as the lenders agreed to provide the Company with increased cash from proceeds as units are delivered to purchasers. The loan agreements require that the Company settle a minimum number of units per quarter at its Penderbrook and Eclipse projects, on a cumulative basis. If the Company is unable to maintain the minimum settlement requirements, the lenders may elect to apply substantially all of the unit settlement proceeds to principal reduction until such time as the Company is able to regain compliance with the cumulative quotas. At December 31, 2010, the Company was in compliance with the minimum settlement requirements, as amended.

The Plan also identified real estate projects which it deemed to be non-essential to future growth. The strategic approach to debt secured by non-essential real estate projects was to pursue foreclosure agreements with the related lenders with the goal of transferring the real estate to the lender in return for a release from the related debt obligation. The Company made significant progress in that regard having successfully negotiated settlements with all of its lenders regarding the loans guaranteed by the Company and had reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $67.6 million at December 31, 2009 to $28.4 million at December 31, 2010. In most cases, the Company has been released from the obligations under the loan in return for its agreement to cooperate in the bank’s foreclosure on the real estate assets securing the loan. In a limited number of cases, the Company provided the lenders with non-interest bearing deficiency notes with three year maturities in an amount equal to a fraction of the original debt. The balance of the deficiency notes at December 31, 2010 was $1.1 million.

The Company continues to engage in discussions with lenders and potential equity investors in an effort to provide additional liquidity to sustain business operations and growth capital to fund various new business opportunities. We are anticipating that through a combination of these negotiations, the additional cash from settlement proceeds, the cash generated by our rental operations and the cash generated by sales of land parcels that the Company will generate sufficient cash to sustain our operations through 2010. However, this outcome is primarily dependent upon our ability to meet the minimum settlement requirements specified by our lenders at the Penderbrook and Eclipse projects. If we are unable to meet the sales quotas, substantially all of the proceeds from any settlements at the Penderbrook and Eclipse projects will be retained by the lenders and applied to principal debt curtailments. We have met the sales quota requirements, as amended, during each of the preceding five quarters and were in compliance with these settlement requirements at December 31, 2010.

If we are unable to maintain compliance with the cumulative minimum settlement requirements for an extended period of time, it would be necessary to seek waivers or additional loan modifications from the project lenders at the Penderbrook and Eclipse projects. If we were unable to secure such waivers or modifications, this may substantially reduce the amount of cash generated through unit settlements and make it necessary for us to attempt to generate alternative sources of revenue to meet our operating cash flow requirements. To do so, we may have to seek to leverage the judgment award which we obtained against Balfour, attempt to sell our remaining parcels of land, seek to raise additional capital or seek to obtain additional financing to meet our operating cash flow requirements. If, in the absence of cash flow being generated from unit settlements, we were unable to generate additional capital through any of these alternative sources, we could deplete our cash reserves and may be forced to seek protections afforded under the bankruptcy code. There can be no assurance that in the event we were forced to seek bankruptcy protection that we would be able to reorganize and, in such an event, we could be forced to liquidate our assets.

At December 31, 2010, we had $0.5 million in unrestricted cash and $5.2 million in restricted cash. Included in our restricted cash balance, to which we have no access currently, is a $3.0 million deposit with an insurance provider as security for any potential future claims. $2.1 million of the restricted cash represents funds received in advance of closing on the investment financing for the apartment project in Loudoun County Virginia (see Subsequent Event Footnote 19).

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

However, subsequent to December 31, 2010, the Company has been successful in securing financing to 1) refinance the Eclipse on Center Park condominium project and 2) support the new construction of an apartment project in Loudoun County, Virginia. Additionally, the Company successfully raised funds through a private placement to provide additional financial support related to the apartment project in Loudoun County, Virginia. (“Cascades Apartment project”). See Subsequent Event Note 19 below.

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

Cash and cash equivalents and restricted cash

Cash and cash equivalents are comprised of cash and short-term investments with maturities when purchased of three months or less. At times, the Company may have deposits with institutions in excess of federally insured limits. Banking institutions with which the Company does business are considered credit worthy; therefore, credit risk associated with cash and cash equivalents is considered low. At December 31, 2010 and 2009, the Company had restricted cash of $5.2 million and $3.2 million, respectively, which includes a $3.0 million deposit with an insurance provider as security for future claims. The December 31, 2010 restricted cash amounts also include $2.1 million related to a private placement raise related to the construction of the Cascades Apartments (see Subsequent Event Footnote 18).

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

The Company assesses the estimated fair value of its projects based on discounted cash flow models on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business can extend over a number of years. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net carrying value may not be recoverable.

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

	Years ended December 31,
	2010	2009
Total interest incurred and capitalized	$—	$12

Interest expensed as a component of cost of sales	$3,141	$2,955

During 2010 and 2009, all of the Company’s projects were determined to be inactive for accounting purposes as they were either substantially complete or management elected to suspend construction activities indefinitely. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported in real estate held for development and sale:

	Years ended December 31,
	2010	2009
Total interest incurred and expensed for inactive projects	$1,567	$2,626
Total real estate taxes incurred and expensed for inactive projects	517	845
Total production overhead incurred and expensed for inactive projects	140	667

	$2,224	$4,138

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

Warranty reserve

Warranty reserves for houses settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the typical one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period for condominiums. Since the Company subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. This reserve is an estimate and actual warranty costs could vary from these estimates. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. During the year ended December 31, 2010, the Company provided an additional $639 in warranty reserves to cover future potential costs and/or claims made with respect to its remaining projects. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Years ended December 31,
	2010	2009
Balance at beginning period	$692	$1,031
Additions	721	115
Releases and/or charges incurred	(303)	(454)

Balance at end of period	$1,110	$692

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

Advertising costs

The total amount of advertising costs charged to selling, general and administrative expense was $133, $47 and $878 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock compensation

As discussed in Note 12, the Company sponsors stock option plans and restricted stock award plans. Prior to December 14, 2004, the Company did not sponsor any such plans. Effective January 1, 2004, the Company prospectively adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (Accounting Standards Codification (“ASC”) 718). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. As a result of the inactive status of all of the Company’s projects during 2010 all of the cost associated with stock-based compensation was charged to selling, general and administrative expense. The total stock-based compensation for 2010 was $307, including stock options of 100 thousand shares that were granted in 2010 at the then fair market value of the Company’s common stock and which vested immediately.

Income taxes

As discussed in Note, 1, we adopted the provisions of ASC 740-10-26-6 Income Tax Recognition as of January 1, 2007. As a result of this adoption, the Company recorded a benefit to the opening accumulated deficit in the amount of $1,663. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of general and administrative expense. At December 31, 2008, the Company had gross unrecognized tax benefits of $77, which was fully reserved. The reserve was limited to interest on the net timing difference. During 2009 the Company received approval for an accounting method change from the Internal Revenue Service that effectively allows the Company to recognize the previously unrecognized tax benefit. As a result, the Company reversed the $77 reserve in 2009. As of December 31, 2010 and 2009, the Company had no unrecognized tax benefit and the Company does not expect this to change significantly over the next 12 months.

Loss per share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Basic loss per share
Net loss	$(7,698)	$(26,752)

Basic weighted-average shares outstanding	18,313	17,670

Per share amounts	$(0.42)	$(1.51)

Dilutive loss per share
Net loss	$(7,698)	$(26,752)

Basic weighted-average shares outstanding	18,313	17,670
Stock options and restricted stock grants	—	—

Dilutive weighted-average shares outstanding	18,313	17,670

Per share amounts	$(0.42)	$(1.51)

As a result of net losses for the years ended December 31, 2010, and 2009, approximately 1,237 and 2,185, respectively of options and warrants were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Comprehensive income

For the years ended December 31, 2010, and 2009, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Segment reporting

ASC 280-10 Segment Reporting establishes standards for the manner in which companies report information about operating segments. The Company determined it provides one single type of business activity, homebuilding, which operates in a single geographic segment. The Company had, in years prior to 2009, determined that its homebuilding operations primarily involved three reportable geographic segments: Washington D.C. metropolitan area, Raleigh, North Carolina and Atlanta, Georgia. Based on the Company’s withdrawal from the Atlanta market, which was effectively completed in the fourth quarter of 2009, the

Company elected to consolidate the Raleigh and Atlanta segments into the Southeast region segment, effective January 1, 2009. As the Company completes it exit from the Raleigh, North Carolina market, effective in the first quarter of 2010, the Company’s operations will be concentrated in the Washington D.C. metropolitan area. The aggregation criteria are based on the similar economic characteristics of the projects located in each of these regions.

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

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements. ASU 2010-06 will be effective for the Company’s fiscal year beginning January 1, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for the Company’s fiscal year beginning January 1, 2011. ASC 820 did not have a material impact on the Company’s consolidated financial statements.

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

Difficult market conditions characterized by high unemployment, elevated supplies of unsold home inventory, high levels of foreclosures and increased price competition have continued to challenge the Company during 2010. This has resulted in flat sales prices, selling concessions, reduced gross margins and extended estimates for project sell-off dates. As of December 31, 2010, the Company has classified its projects as held for sale as discussed above and accordingly, written the projects down to fair value less costs to sell as determined by discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, primarily estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the estimated timeframe for sales in a community challenging, the Company has generally assumed sales prices equal to or less than current prices and the remaining duration of the community sales process were estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes to be an appropriate discount rate based on current market cost of capital and returns expectations.

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

The Company recorded an impairment charge of $1.5 million during the year ended December 31, 2010, to properly record its for sale projects at fair market value less costs to sell consistent with the provisions of ASC 360.

The following table summarizes impairment charges and write-offs for the twelve months ended December 31, 2010, and 2009:

	Twelve Months Ended December 31,
	2010	2009
Impairments	$1,548	$15,351
Write-offs	—	—

	$1,548	$15,351

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31,
	2010	2009
Land and land development costs	$8,862	$28,173
Cost of construction (including capitalized interest and real estate taxes)	25,146	42,717

	$34,008	$70,890

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2010	2009
Computer equipment and capitalized software	$1,762	$1,981
Furniture and fixtures	82	272
Office equipment	84	114
Leasehold improvements	15	70

	1,943	2,437
Less: accumulated depreciation	(1,893)	(2,293)

	$50	$144

Depreciation and amortization expense, included in “selling, general, and administrative” in the consolidated financial statements of operations, amounted to $98 and $685 for the years ended December 31, 2010 and 2009, respectively.

6.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2010	2009
Income tax refund receivable (1)	$—	$862
Restricted escrow deposits	179	308
Miscellaneous prepaid and other	1,015	793

	$1,194	$1,963

(1)	Income tax refund receivable was collected in full in February 2010.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2010	2009
Trade payables	$2,511	$4,176
Warranty	1,110	693
Customer deposits	2,185	82
Other	78	628

	$5,884	$5,579

8.	CREDIT FACILITIES

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. As of December 31, 2010, maturities of all of our borrowings are as follows:

2011	18,282
2012	1,101
2013	5,008
2014	—
2015 and thereafter	3,985

Total	$28,376

The Company refinanced approximately $12 million of the amounts shown above as maturing in 2011 as discussed in Footnote 19. The balance is currently due in September of 2011 but can be extended based on certain sales performance criteria established by the lender. While the Company believes it has available options to address the remaining 2011 maturities, there can be no assurances that the Company will be successful in these efforts.

All of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At December 31, 2010, the one-month LIBOR and prime rates of interest were 0.26% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.5% to 14.26%. During the past twelve months, these rates were relatively stable. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, at December 31, 2010 our outstanding debt by lender was as follows:

Bank	Balance as of 12/31/10	Recourse
KeyBank	$10,576	Secured
Wachovia	205	Unsecured
Guggenheim Capital Partners	6,400	Secured
M&T Bank – Cascades	1,016	Secured
M&T Bank	496	Secured
Cornerstone (Haven Trust)	400	Unsecured
Bank of America	3,885	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	23,367
Due to affiliates – Stonehenge Funding	5,008	Unsecured

Total	$28,376

At December 31, 2010, the Company had $10.6 million outstanding to KeyBank under a credit facility secured by the Company’s Potomac Yard project. This note matures in March, 2011. Under the terms of the note there is an interest reserve which represents the amount by which we can avoid cash payments of future monthly interest obligations by adding them to the principal balance. At December 31, 2010 the available balance in the interest reserve was approximately $0.8 million. While there are no financial covenants associated with the loan, there are curtailment requirements which the Company has been covering with the proceeds from settlements at the Eclipse project. The interest rate is the higher of LIBOR plus 5.0% or the prime rate plus 2.0% subject to a LIBOR floor of 2.0%. KeyBank has agreed to increase the cash flow available to the Company from settlements at the Potomac Yard project by providing the Company with accelerated releases equal to fifteen percent of the net sales price. However, these accelerated releases are subject to meeting a cumulative minimum sales requirement. Failure to meet the cumulative minimum sales requirement will not result in an event of default but may result in a reversion of the unit release provisions whereby KeyBank will retain the entire net sales price of sold units. On March 17, 2010, the Company completed the sale of land at its Station View project located in Loudoun County, Virginia for $2.8 million. Since the KeyBank debt is secured by the Potomac Yard project and the Station View land, the Company made a $2.2 million principal payment to KeyBank related to the Station View sale. This note was repaid through a refinancing that occurred in February 2011. See Subsequent Event Note 19 below.

At December 31, 2010, the Company had approximately $6.4 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On August 20, 2008, Guggenheim issued a notice of default to the Company regarding a purported default. The Company subsequently entered into a loan modification and forbearance agreement whereby Guggenheim agreed to forgo any remedies it may have had with respect to the alleged default. On September 16, 2009, the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forbear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements on a monthly and quarterly basis. If the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. The Company has met the minimum sales requirement, as amended, as of December 31, 2010. The base interest rate is LIBOR plus 200 basis points which is adjusted by a paid in kind interest (“PIK”) which accrues on a monthly basis on the loan. This PIK interest varies from a high of 1200 to 200 depending upon the number of units settled. For the years ended December 31, 2009 and 2010 the PIK adjustment was 200 basis points added to the base rate. Should the loan be retired in any year prior to its maturity, the PIK adjustment is limited to 200 basis points. Based upon the number of units sold at the Penderbrook project, this note is scheduled to mature in September, 2011, but can be extended further based upon the satisfaction of a certain number of additional units sold 14 days prior to the extended maturity date, but in no event will it extend beyond March 2012.

At December 31, 2010, the Company had $1.5 million outstanding to M&T Bank. On September 28, 2009, the Company entered into a series of agreements with M&T with respect to the $7.6 million of outstanding debt plus accrued interest and late fees. As a result of the agreements, the Belmont Bay loan, with a principal balance of $6.1 million plus $0.5 million of accrued interest and fees, was released in its entirety and the Cascades Loan, with a principal balance of $1.0 million, was extended through January 31, 2011. The Company also entered into a non-interest bearing subordinated promissory note in connection with the Belmont Loan in the amount of $0.5 million with a three-year maturity secured by the Cascades Project. Under the terms of the agreements, M&T Bank agreed to extend the maturity date of the Cascades Loan by forbearing on enforcing its rights with respect to collection of the debt until January 31, 2011. The Company also agreed to commence current payment of interest due M&T Bank related to the current principal balance of the Cascades Loan. The Cascades Project contains a total of 191 condominium units with the first phase of the Cascades Project (88 units) being completed by the Company in 2007. These amounts were repaid in February of 2011. See subsequent event discussion below.

At December 31, 2010, the Company had $3.9 million outstanding to Bank of America (“BOA”) in a 10-year unsecured note. In February 2010, the Company reached an agreement in principle with BOA regarding the modification of the note’s curtailment terms. In connection therewith, the Company agreed to pay an extension fee of $100 and BOA agreed to delay for one year, until January 2011, the commencement of interest payments. The maturity date remains unchanged at December 28, 2018. On February 25, 2010 the Company entered into a Seventh Loan Modification Agreement with Bank of America (“BOA”) regarding the modification of the terms of one certain unsecured loan with an approximate principal balance of $3,700,000 (“Line of Credit”). In connection therewith the Company agreed to pay an extension fee of $100,000 and BOA agreed to delay for one year, until January 2011, the commencement of repayments of all previously unpaid interest accruing since the date of the Company’s previously reported modification of the Line of Credit in November 2008. The maturity date remains unchanged at December 28, 2018. On February 1, 2011, the Company entered into the Eighth Loan Modification Agreement with Bank of America (“BOA”) (the “Modification Agreement”). The Modification Agreement required payments of past interest and modification fees of approximately $175 thousand on February 1, 2011, which were paid in accordance with the agreement.

The maturity date remains December 28, 2018. Comstock is required to make monthly interest payments beginning on February 28, 2011 through loan maturity. Commencing January 28, 2012 and continuing on each and every month through November 28, 2018, Comstock is also required to make monthly principal of approximately $37 thousand.

On December 23, 2009, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, completed the purchase of the senior unsecured note from JPMV in the current outstanding amount of approximately $9.0 million, plus accrued and unpaid interest. The purchase of the JPMV note also resulted in the transfer to Stonehenge of the warrant previously issued to JPMV for the purchase of 1.5 million shares of the Company’s Class A Common Stock with a strike price of $0.07 per share (“JP Morgan Warrant”). In connection with Stonehenge’s purchase of the JP Morgan debt from JPMV, Stonehenge and the Company entered into two separate subordination and standstill agreements for the benefit of the Company and its secured lenders, KeyBank and Guggenheim. The subordination agreements allow for Stonehenge and the Company to negotiate permanent modifications to the terms of the JP Morgan Debt and provide KeyBank and Guggenheim with assurances that the Company will not make any cash interest or principal payments to Stonehenge prior to the full repayment of loans to them in connection with the Company’s Eclipse and Penderbrook projects. On February 15, 2010 the Company entered into a Modification Agreement to modify the terms of the Company’s senior unsecured note with Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company. On December 23, 2009 Stonehenge acquired the senior unsecured note from JP Morgan Ventures (“JPMV”) which had a $9,000,000 principal balance as described in the Amended and Restated Indenture between the Company and JPMV dated March 14, 2008 (the “JP Morgan Debt”). Gregory Benson, the Company’s Chief Operating Officer and a member of the Company’s Board of Directors, subsequently purchased a participation interest in the JP Morgan Debt and the JP Morgan Warrant from the Subordinate Lender.

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

9.	COMMON STOCK AND WARRANTS

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

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1,000 shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the twelve months ended December 31, 2006, the Company repurchased an aggregate of 391 shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased for the twelve months ended December 31, 2010, 2009 or 2008 and the Company has no immediate plans to repurchase any additional shares under the existing authorization.

In 2009, the Company’s Board of Directors approved the issuance of up to 600,000 warrants of the Company’s Class A Common Stock to settle outstanding trade debt. For the years ended December 31, 2010 and December 31, 2009, 264,812 and 181,637 warrants, at an average strike price of $1.11 and $0.79, were issued to settle trade debt of $432,049 and $318,114, respectively. The Company recorded a gain of $200,677 in 2010 and $237,103 in 2009. The warrant exercise period begins on the date of execution of the release agreement and ends 5 years after the execution date. Since the inception of the program, 446,449 warrants have been issued at an average strike price of $1.06. There are 153,551 warrants remaining under the authorization.

10.	RELATED PARTY TRANSACTIONS

The Company entered into a lease agreement for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia with Comstock Asset Management, L.C. (CAM), an entity wholly owned by our Chief Executive Officer. In October 2007, the lease agreement was amended decreasing the total square footage from 24.1 to 17.1 and extending the term to four years through September 2011. During the twelve months ended December 31, 2010 and 2009 total payments were $196 and $437, respectively. During the second quarter of 2009, the Company began deferring a portion of the base salary payments to our Chief Executive Officer and our Chief Operating Officer. At December 31, 2010 the balance of the deferred compensation is $704.

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

The Company is party to agreements with I-Connect, L.C. (I-Connect), a company in which Investor Management, LLC, an entity wholly owned by our Chief Operating Officer, holds a 25% interest, for information technology and website consulting services and the right to use certain customized enterprise software developed with input from the Company. The intellectual property rights associated with the software solution developed by I-Connect, along with any improvements made thereto by the Company, remain the property of I-Connect. During the twelve months ended December 31, 2010 and 2009 total payments were $66 and $86, respectively. Although I-Connect has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time and has reduced the amount due from us under the agreements.

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

See Subsequent Events Note 19 for additional related party disclosures.

11.	EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In January 2006, the Company began matching employee contributions. The total amount matched for the twelve months 2010, 2009 and 2008, was $25, $17 and $64, respectively. The Company also maintained an Employee Stock Purchase Plan in which eligible employees had the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. Under the terms of the plan, the total fair market value of the common stock that an eligible employee could purchase each year was limited to the lesser of 15% of the employee’s annual compensation or $15. The Employee Stock Purchase Plan was discontinued in 2008. While it was active, employees of the Company purchased zero, zero and 15,762 shares of Class A common stock, for the twelve months ending December 31, 2010, 2009 and 2008, respectively.

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

The Plan provided an initial authorization of 2,550 shares of Class A common stock for issuance and allows an automatic annual increase equal to the lesser of (i) 3% of the Class A common stock outstanding (ii) 750 shares or (iii) such lesser amount as may be determined by the Company’s Board of Directors. As of December 31, 2010, there were 1.3 million shares available for issuance the Plan.

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Because the Company does not have sufficient trading history, expected volatilities are based on historical volatilities of comparable companies within our industry. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the simplified method which assumes that the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by ASC 718 - Stock Compensation. We issued no options in 2009. The following table summarizes the assumptions used to calculate the fair value of options during 2010 and 2008.

	2010	2009
Weighted average fair value of options granted	$1.41	$0.33
Dividend yields	N/A	N/A
Expected volatility	107.3%-164.5%	58.3%-60.1%
Weighted average expected volatility	136.00%	59.45%
Risk free interest rates	1.46%	3.56%-3.87%
Weighted average expected term (in years)	5	6.26

The following table summarizes information about stock option activity:

	Shares	Weighted average exercise price
Outstanding at December 31, 2009	748	0.81
Granted	100	1.69
Exercised	(133)	0.71
Forfeited or expired	(53)	1.00

Outstanding at December 31, 2010	663	0.94
Exercisable at December 31, 2010	149	$1.46

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted average fair value at date of grant
Restricted shares outstanding at December 31, 2009	—	$—
Granted	361	0.88
Vested	(267)	(0.75)

Forfeited	—	—

Restricted shares outstanding at December 31, 2010	94	$.13

As of December 31, 2010, there was zero unrecognized compensation cost related to restricted stock issuances granted under the Plan. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

13.	COMMITMENTS AND CONTINGENCIES

Litigation

On July 29, 2008 Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552,000 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008 the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008 Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, we received an order of the court in April 2009 invalidating the liens. . On March 19, 2010, the Company’s subsidiary received a judgment against Balfour in an amount of $11.96 million. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. The appeal is pending with the United States Court of Appeals for the Fourth Circuit.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. Although in some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds, we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At December 31, 2010 the Company has issued $528 in letters of credit and $2,526 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

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

	December 31, 2010	December 31, 2009
Carrying amount	$9,600	$9,000
Fair value	$4,488	$2,000

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

For the twelve months ended December 31, 2010, the Company generated a tax loss of approximately $34.3 million for federal and state tax purposes. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at December 31, 2010.

Income tax provision consists of the following as of December 31 :

	2010	2009
Current:
Federal	$—	$—
State	11	(67)

	11	(67)
Deferred:
Federal	(548)	(9,097)
State	(102)	(1,691)

	(650)	(10,788)
Other
Valuation allowance	650	9,926
State franchise tax refund	—	—
Tax shortfall related to the vesting of equity awards	—	—

Total income tax expense (benefit)	$11	$(929)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2010	2009
Deferred tax assets:
Inventory	$4,713	$16,926
Warranty	338	270
Investment in Affiliates	—	38
Net operating loss and tax credit carryforwards	41,444	27,314
Cancellation of debt gain	760	2,387
Accrued expenses	130	(84)
Stock based compensation	(47)	(36)

	47,338	46,815
Less — valuation allowance	(46,682)	(46,033)

Net deferred tax assets	656	782

Deferred tax liabilities:
Depreciation and amortization	(656)	(782)

Net deferred tax liabilities

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At December 31, 2010, significant uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

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

The Company currently has approximately $72,084 in Federal and State NOLs with a potential value of up to $25,229 in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2010, the cumulative shift in the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur due to the Company’s valuation allowance on its net deferred tax assets, a Section 382 limitation is not expected to materially impact the Company’s financial position or results of operations as of December 31, 2010. Additionally, if an ownership change were to occur, the application of Section 382 may require the Company to reduce its gross deferred tax assets related to its NOLs and possibly other deferred tax asset balances.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2010 tax years generally remain subject to examination by federal and most state tax authorities.

A reconciliation of the statutory rate and the effective tax rate follows:

	2010	2009
Federal statutory rate	35.00%	35.00%
State income taxes — net of federal benefit	3.97%	3.97%
Permanent differences	(39.93)%	0.0%
Change in effective tax rate	0.0%	0.0%
Tax reserve	0.0%	0.0%
Tax shortfall related to the vesting of certain equity awards	0.0%	0.0%
Change in valuation allowance	8.66%	(35.86)%

Tax benefit	7.69%	3.11%

16.	QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2010 and 2009 follow (in thousands, except per share amounts):

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$9,139	6,428	5,589	$2,695
Operating loss	(1,728)	(1,884)	(3,599)	(1,525)
Pretax income (loss)	(892)	(1,843)	(3,428)	(1,525)
Net income (loss)	(892)	(1,843)	(3,428)	(1,536)
Basic earnings (loss) per share	(0.05)	(0.10)	(0.18)	(0.08)
Diluted earnings (loss) per share	(0.05)	(0.10)	(0.18)	(0.08)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$4,957	2,606	11,795	3,812
Operating loss	(2,843)	(17,827)	(688)	(1,880)
Pretax income (loss)	(2,486)	(17,914)	2,201	751
Net income (loss)	(2,645)	(27,743)	2,279	1,356
Basic earnings (loss) per share	(0.15)	(1.58)	0.13	0.08
Diluted earnings (loss) per share	(0.15)	(1.58)	0.12	0.08

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

To date Comstock has issued to Stonehenge approximately 33 thousand shares of the Company’s Class A Common Stock with a stock price of $1.40 in satisfaction of approximately $46 in interest. At December 31, 2010 the Company had $5,008 outstanding to Stonehenge Funding, which represents the December 31, 2009 balance of $12,743 less the gain on troubled debt restructuring of $7,689 recognized in the first quarter of 2010, and the $46 in interest paid in Comstock shares.

18.	DECONSOLIDATION OF SUBSIDIARIES

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

Fair value of consideration received	$—
Fair value of any retained noncontrolling investment in former subsidiaries	123
Carrying amount of any noncontrolling interest in the former subsidiaries	(123)

Total consideration received	—
Carrying amount of former subsidiaries net liabilities	936

Gain on deconsolidation of subsidiaries	$936

Wachovia Bank has foreclosed on all but one of the assets having an approximate fair value of approximately $800 thousand as of December 31, 2010.

19.	SUBSEQUENT EVENTS

Eclipse on Center Park Refinancing

On February 2, 2011, Comstock Homebuilding Companies, Inc., through a subsidiary called Comstock Potomac Yard, L.C. (the “Borrower”), entered into a new inventory term loan agreement (“Eagle Loan Agreement”) with Eagle Bank (“Lender”) pursuant to which the Borrower secured an Eleven Million Eight Hundred Fifty Thousand Dollar ($11,850,000) loan with a three year term (the “Eagle Bank Loan”) to refinance the Company’s Eclipse on Center Park condominium project in Arlington, Virginia (the “Project”). Proceeds from the Eagle Bank Loan were primarily utilized to pay off existing indebtedness owed to Key Bank, N.A in advance of its March 14, 2011 maturity. Under the terms of the loan agreement, the Eagle Bank Loan provides for an initial interest rate of Prime plus two percent (2%) with an interest rate floor of seven percent (7%). The Borrower is required to make monthly payments of interest only to Lender, to the extent not offset by an interest reserve initially set aside for the benefit of Borrower, and a minimum principal curtailment payment of Five Million Five Hundred Thousand Dollars ($5,500,000) no later than eighteen (18) months following the closing of the Eagle Bank Loan (the “Minimum Principal Curtailment”). The Eagle Bank Loan also has a minimum sales pace requirement requiring the Borrower to sell a minimum of six (6) units every six (6) months, on a cumulative basis. There is no prepayment penalty associated with the Eagle Bank Loan, which is secured by a first deed of trust on the property. The Company, and each of Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company (the “Officers”), have fully guaranteed the Eagle Bank Loan. The Officer guaranties are reduced to fifty percent (50%) of the outstanding principal amount of the Eagle Bank Loan, from time to time, upon the happening of certain events, including the satisfaction of the Minimum Principal Curtailment. In connection with the Officers’ limited guaranty of the Eagle Bank Loan, the Officers and the Company entered into a Credit Enhancement and Indemnification Agreement on February 17, 2011 (the “Indemnification Agreement”) providing for full indemnification of the Officers by the Company against future losses incurred as a result of their guaranty of the Cardinal Loan or the Eagle Bank Loan. Pursuant to the Indemnification Agreement, the Officers, on an aggregate basis, are entitled to a credit enhancement fee (“Credit Enhancement Fee”) from the Company for the Cardinal Loan and the Eagle Bank Loan calculated at a rate of four percent (4%) per annum based on the lesser of (i) the combined outstanding balance of the Cardinal Loan and the Eagle Bank Loan at the end of each month, or (ii) such Officer’s maximum guaranty exposure in connection with the Cardinal Loan and the Eagle Bank Loan. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis.

Cascades Apartment Project

On January 31, 2011, Comstock Cascades II, L.C., a subsidiary of the Company (“Cascades II”) entered into a private placement whereby Cascades II raised working capital in the amount of Two Million Three Hundred and Fifty Thousand Dollars ($2,350,000) (the “Private Placement”) related to the planned construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”). Of this amount $2.1 million was received during the year ended December 31, 2010 and is reflected within Restricted Cash on the balance sheet. Proceeds of the Private Placement, are to be utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness owed to M and T Bank (“M&T”) in relation to the Cascades Apartments project, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Private Placement included unrelated third party investors along with several members of the Company’s Board of Directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company.

On February 11, 2011, Comstock Cascades II, L.C. (the “Borrower”), a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), entered into a Loan Agreement (the “Cardinal Loan Agreement”) with Cardinal Bank (“Lender”) pursuant to which the Borrower obtained an Eleven Million Dollar ($11,000,000) multi-family construction loan and mortgage with a five year term (the “Cardinal Loan”). Proceeds from the Cardinal Loan shall (i) fund the construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”) and (ii) retire existing indebtedness of the Company owed to M and T Bank (“M&T”) having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Cascades Apartments will be constructed. The Cardinal Loan, secured by a new first deed of trust on the property, has an initial interest rate of Prime plus two percent (2%), with an interest rate floor of six and one-half percent (6.5%), converted after eighteen (18) months to four hundred twenty-five (425) basis points over the five (5) year swap rate with an interest rate floor of five percent (5%) and a ceiling of eight percent (8%). Under the terms of the Cardinal Loan Agreement, the Cardinal Loan shall be amortized in accordance with a 5.5%, 25-year schedule, with amortization to begin eighteen (18) months after the Cardinal Loan closing and has a two percent (2%) prepayment penalty if paid within the first or second year of the Cardinal Loan and a one percent (1%) prepayment penalty if retired in the third or fourth year of the Cardinal Loan. The Cardinal Loan requires debt service coverage (“DCR”) of (i) 1.0 to 1.0 no later than twenty-four (24) months from the date of the Cardinal Loan closing, (ii) 1.15 DCR no later than thirty-six (36) months from the date of Cardinal Loan closing, and (iii) 1.25 DCR no later than forty-eight (48) months from the date of the Cardinal Loan closing. The Company has fully guaranteed the Cardinal Loan. Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company (each an “Officer”), also provided a limited guaranty in connection with the Cardinal Loan of up to Six Million Eight Hundred Thousand Dollars ($6,800,000), subject to further reduction upon the satisfaction of certain enumerated conditions set forth in the Cardinal Loan Agreement. In connection with the Officer’s limited guaranty of the Cardinal Loan, and in connection with the Company’s entry into a loan with Eagle Bank more fully discussed in the Company’s Form 8-K filed on February 2, 2011 (the “Eagle Bank Loan”), the Officers and the Company entered into a Credit Enhancement and Indemnification Agreement on February 17, 2011 (the “Indemnification Agreement”) providing for full indemnification of the Officers by the Company against future losses incurred as a result of their guaranty of the Cardinal Loan or the Eagle Bank Loan. Pursuant to the Indemnification Agreement, the Officers, on an aggregate basis, are entitled to a credit enhancement fee (“Credit Enhancement Fee”) from the Company for the Cardinal Loan and the Eagle Bank Loan calculated at a rate of four percent (4%) per annum based on the lesser of (i) the combined outstanding balance of the Cardinal Loan and the Eagle Bank Loan at the end of each month, or (ii) such Officer’s maximum guaranty exposure in connection with the Cardinal Loan and the Eagle Bank Loan. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis.

On February 1, 2011, the Company entered into the Eighth Loan Modification Agreement with Bank of America (“BOA”) (the “Modification Agreement”). The Modification Agreement required payments of past interest and modification fees of approximately $140 thousand on February 1, 2011, which were paid in accordance with the agreement. The maturity date remains December 28, 2018. Comstock is required to make monthly interest payments which currently approximate $8 thousand per month beginning on February 28, 2011 through loan maturity. Commencing January 28, 2012 and continuing on each and every month through November 28, 2018, Comstock is required to make monthly principal and modification fee payments of approximately $43 thousand.