Form 10-K/A
period 2010-12-31
Comstock Homebuilding Companies, Inc.
filed 2011-05-02
CIK 1299969

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

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Part II, Item 7 to correct certain data related to our revenues and order backlog for our 2010 fiscal year as set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations -Results of Operations – Year ended December 31, 2010 compared to year ended December 31, 2009 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 31, 2011 (the “2010 Form 10-K”), and to add the information set forth in Part III, Items 10 through 14 herein to the 2010 Form 10-K.

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

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Orders, backlog and cancellations

Gross new order revenue for the year ended December 31, 2010 decreased $4.6 million to $18.6 million on 58 homes as compared to $23.2 million on 73 homes for the year ended December 31, 2009. Net new order revenue for the year ended December 31, 2010 decreased $2.9 million to $18.1 million on 57 homes as compared to $21.0 million on 66 homes for the year ended December 31, 2009. The average gross new order revenue per unit for the year ended December 31, 2010 increased by $3,000 to $320,000 as compared to $317,000 for the year ended December 31, 2009. Our backlog at December 31, 2010 decreased $0.9 million to $0.6 million on 1 home as compared to our backlog at December 31, 2009 of $1.5 million on 3 homes.

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

Revenue – homebuilding

The number of homes delivered for the year ended December 31, 2010 decreased by 7 homes, to 59 as compared to 66 homes for the year ended December 31, 2009. A modest improvement in the pricing environment coupled with higher priced product mix, resulted in the average revenue performance delivered increasing by $17,000 to $323,000 for the year ended December 31, 2010 as compared to $306,000 for the year ended December 31, 2009.

Homebuilding revenues decreased by $1.1 million to $19.1 million for the year ended December 31, 2010 as compared to $20.2 million for the year ended December 31, 2009. This reduction in revenue from homebuilding is primarily attributable to a lower volume of units settled in 2010 versus 2009.

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

Cost of sales – homebuilding

Cost of sales – homebuilding for the year ended December 31, 2010 increased $0.4 million to $19.2 million of homebuilding revenue, as compared to $18.8 million of revenue, for the year ended December 31, 2009. The increase in cost of sales as a percentage of homebuilding revenue for the year ended December 31, 2010 is the result of lower average revenue per settlement and increased sales concessions such as the payment of certain buyer closing costs at settlement that do not affect the revenue per sale but do increase the cost of a settled home.

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

Although market conditions in our Washington, D.C. area projects have improved if market conditions deteriorate again, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded. We recorded an impairment charge of $1.5 million during the year ended December 31, 2010, to properly record our for sale projects at fair market value less costs to sell consistent with the provisions of ASC 360.

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

As described in more detail below, at December 31, 2010 our outstanding debt by lender was as follows ($000s):

	Balance as of 12/31/10	Recourse
Bank
KeyBank	$10,576	Secured
Wachovia	205	Unsecured
Guggenheim Capital Partners	6,400	Secured
M&T Bank – Cascades	1,016	Secured
M&T Bank	496	Secured
Cornerstone (Haven Trust)	400	Unsecured
Bank of America	3,885	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	23,367
Due to affiliates – Stonehenge Funding	5,008	Unsecured

Total	28,376

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Information regarding our directors is below.

Christopher Clemente, 50, has been a director since May 2004. He founded our Company in 1985 and since 1992 he has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 25 years of experience in all aspects of real estate development and home building, and over 30 years of experience as an entrepreneur. The Company believes that Mr. Clemente’s position as our Chief Executive Officer, his success as an entrepreneur and his depth of skill and experience in real estate development and home building, highly qualifies him as a member of our Board of Directors.

Gregory V. Benson, 57, has been a director since May 2004. He became our President and Chief Operating Officer in 1991. Mr. Benson has over 30 years of home building experience including over 13 years at national home builders, including NVHomes, Ryan Homes and Centex Homes. The Company believes that Mr. Benson’s extensive experience in real estate development and homebuilding and his position as our Chief Operating Officer highly qualifies him as a member of our Board of Directors.

Norman D. Chirite, 49, has been a director and a member of the Compensation Committee of our Board of Directors since March 2006. Mr. Chirite currently serves as Managing Director for RedZone Capital Management Company, a private investment management company. He served as Executive Vice President and General Counsel of Washington Football Inc. from August 2002 until October 2005. Mr. Chirite previously was a partner at Weil, Gotshal & Manges LLP in New York City, where he practiced corporate law from 1987 until 2000. From 2004 until 2008, Mr. Chirite was a trustee of Connors Brothers Income Fund, a publicly traded Canadian income trust. The Company believes that Mr. Chirite’s extensive background in corporate and securities law highly qualifies him as a member of our Board of Directors.

David M. Guernsey, 63, has been a director since December 2004 and is a member of the Compensation Committee of our Board of Directors. Mr. Guernsey is founder and CEO of Guernsey Office Products, Inc., one of the largest independent office products dealers in the United States. Mr. Guernsey is on the national board of The National Federation of Independent Business (NFIB) serving as Vice-Chairman. NFIB is the Nation’s largest member based small business association. Mr. Guernsey has served on the Virginia Commerce Bancorp, Inc. Board of Directors since 1989, currently serving as Vice-Chairman. The Company believes that Mr. Guernsey’s qualifications to serve as a director include his extensive experience with public companies, broad management and market expertise and his success as an entrepreneur.

James A. MacCutcheon, 59, has been a director since December 2004 and is a member of the Audit Committee of our Board of Directors. Mr. MacCutcheon is a private investor and advisor to public and private businesses. Mr. MacCutcheon served as the President and Chief Executive Officer of Sunburst Hospitality Corporation from September 2000 until July 2007, and served as its Executive Vice President and Chief Financial Officer from 1997 to 2000. Sunburst Hospitality Corporation was taken private in a transaction led by Mr. MacCutcheon in 2001. Prior to 1997, Mr. MacCutcheon served as Chief Financial Officer for two different public companies and was an audit partner in a Big 8 public accounting firm. Mr. MacCutcheon also currently serves on the Board of Sunburst Hospitality Corporation, Realty Investment and Cambridge Realty, all privately held companies. The Company believes that Mr. MacCutcheon’s executive management, financial and public accounting experience, across a variety of industries, adds significant value and diversity to our board and highly qualifies him as a member of our Board of Directors.

A. Clayton Perfall, 51, has been a director since December 2004 and is a member and Chairman of the Audit Committee of our Board of Directors. He currently serves as the Chief Executive Officer of Archway Marketing Services, Inc., a provider of outsourced marketing operations management services. Mr. Perfall has also served as director and chair of the Audit Committee of InVentiv Health, Inc. since 1999. From October 2001 through October 2008, Mr. Perfall served as Chief Executive Officer and member of the Board of Directors of AHL Services, Inc. Mr. Perfall served as President and Chief Executive Officer and member of the Board of Directors of Union Street

Acquisition Corp. from July 2006 through September 2008. From September 1996 through September 2000, Mr. Perfall served as Chief Financial Officer of Snyder Communications, Inc. Prior to joining Snyder Communications, Mr. Perfall was a partner with Arthur Andersen LLP. Mr. Perfall received his BBA from the College of William & Mary. The Company believes that Mr. Perfall’s significant executive-level experience, corporate finance and public accounting background, highly qualifies him as a member of our Board of Directors.

Robert P. Pincus, 65, has been a director since June 2005 and is a member of the Audit Committee of our Board of Directors. Mr. Pincus serves as Vice Chairman of EagleBank and EagleBancorp, located in Bethesda, Maryland. Prior to joining EagleBank in August 2008, upon the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and its wholly owned subsidiary, Fidelity & Trust Bank (“F&T Bank”), Mr. Pincus served as Chairman of F&T Bank from 2005. He presently serves as Chairman of the Board of Blackstreet Capital Partners, LP and Chairman of Milestone Merchant Partners, LLC. He was Chairman of the Board of BB&T, D.C. Metro Region, and was Regional President from 1998 to 2002. From 1991 to 1998, Mr. Pincus was President and Chief Executive Officer of Franklin National Bank of Washington, D.C. From 1986 to 1991, Mr. Pincus was the regional president of the D.C. metropolitan region of Sovran Bank. From 1971 to 1986, Mr. Pincus was with D.C. National Bancorp, Inc., where he eventually rose to become President and Chief Executive Officer, prior to its merger with Sovran Bank. Mr. Pincus is a Trustee of the University of Maryland Foundation, Inc. He has previously served as CEO of two different community banks and as a senior executive for major regional and national banks. He has a strong background in many facets of the financial services industry, as well as mergers and acquisitions. The Company believes that Mr. Pincus’ wealth of experience in commercial and investment banking highly qualifies him as a member of our Board of Directors.

Socrates Verses, 54, has been a director since June 2005 and is a member and Chairman of the Compensation Committee of our Board of Directors. Mr. Verses currently serves as Chief Executive Officer and a director for Codekko Software, an innovator in web application software. Mr. Verses was the President and Chief Executive Officer of Realeum, Inc., a property management and business integration software company, from 2001-2008. From January 1995 to February 2001, Mr. Verses served as President and a director of Technology Enablers, Inc., an e-services company. From 1987 to 1995, he served as Vice President of Sales for Recognition Equipment Incorporated. The Company believes Mr. Verses’ extensive executive-level experience in technology and business development highly qualifies him as a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish our Company with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2010, and written representations that no other reports were required, each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except Messr. Chirite, MacCutcheon, Perfall, and Verses did not timely file four Form 4s reporting four transactions each. The Form 4s reporting the four transactions each were filed by these persons on April 18, 2011.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website, at www.comstockhomebuilding.com, the Code of Conduct and the Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto.

The Audit Committee

The purpose of the Audit Committee is to oversee our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee also provides assistance to our Board of Directors with respect to its oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm, and the performance of our audit function, internally, if any, and by our independent registered public accounting firm. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our accounting and financial reporting processes and audits of our financial statements on behalf of our Board of Directors. The Audit Committee also selects the independent registered public accounting firm to conduct the annual audit of our financial statements; reviews the proposed scope of such audit; reviews our accounting and financial controls with the independent registered public accounting firm and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

The Audit Committee currently consists of Messrs. MacCutcheon, Perfall and Pincus. The Board of Directors has determined that Mr. Perfall qualifies as an “Audit Committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Perfall serves as the Chairman of the Audit Committee.

Item 11.	Executive Compensation

Director Compensation

In 2010, we compensated our non-employee directors with an annual retainer fee of $32,500. Our non-employee directors earned $5,000 to serve on the Audit Committee and $3,000 to serve on the Compensation Committee. The chairman of the Compensation Committee earned $4,000, the chairman of the Audit Committee earned $4,000 and the Audit Committee designated financial expert earned $3,000. In 2010, we made cash payments to our non-employee directors totaling $113,004. In addition, we offered our non-employee directors the option to receive a portion of their 2010 director compensation in the form of restricted shares of our Class A Common Stock. For 2010, our non-employee directors elected to receive a total of $117,000 in the form of restricted shares. With respect to the portion of compensation elected to be received in shares of Class A Common Stock, one fourth was paid in restricted shares based on the closing price of our Class A Common Stock as of the end of each fiscal quarter during 2010. Other than pursuant to the foregoing elections, we did not grant any equity awards to our directors during 2010. Employees who also serve as directors receive no additional compensation for their services as a director.

The following table details the compensation earned by our non-employee directors in 2010:

Name	Fees Earned in 2010(1) ($)	Stock Awards(2) ($)	Total ($)
Norman D. Chirite	17,752	17,750	35,502
Socrates Verses	0	39,500	39,500
A. Clayton Perfall	22,252	22,250	44,502
David M. Guernsey	35,500	—	35,500
James A. MacCutcheon	0	37,500	37,500
Robert P. Pincus	37,500	—	37,500

(1)	Includes annual retainer, chairman and committee participation fees earned in 2010. To compensate our directors for their 2010 services, we made cash payments and/or issued them the equivalent value in shares of our class A common stock on a quarterly basis based on a closing price of the price of the stock on the last business day of each quarter.
(2)	This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 (excluding forfeiture estimates) for restricted shares issued to the directors in 2010. The methodologies and assumptions utilized in the valuation of these awards are set forth in Note 12 to our Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

As of December 31, 2010, the following directors held the indicated number of stock awards: Mr. Clemente - 2,504,590; Mr. Benson - 1,249,890; Mr. Thompson - 66,659; Mr. Perfall - 259,789; Mr. Guernsey - 138,699; Mr. MacCutcheon - 140,903; Mr. Pincus - 99,950; Mr. Versus - 164,387; and Mr. Chirite 132,977. In addition, the following directors held the indicated number of stock options: Mr. Clemente - 25,000; Mr. Thompson - 350,000; and Mr. Squeri - 100,000.

Employment Arrangements with Executive Officers

Christopher Clemente and Gregory V. Benson each serve pursuant to the terms of executive employment agreements dated as of December 17, 2004. Mr. Clemente’s agreement has an initial term of five years and Mr. Benson’s has an initial term of four years. Each agreement will automatically be extended for successive one-year periods beginning on the one year anniversary of the date of the agreement unless either party notifies the other that the term will not be extended. Under the agreements, Mr. Clemente’s and Mr. Benson’s minimum annual salary is $550,000, subject to potential increase by our Board of Directors from time to time. Mr. Clemente and Mr. Benson are eligible for a cash bonus of not less than 200% of his then-current salary, based upon the satisfaction of financial performance criteria. Mr. Clemente and Mr. Benson are also eligible for awards under our equity incentive plan and any similar executive compensation plans we may adopt from time to time. In 2006, our Board of Directors increased the minimum annual salary payable to Mr. Clemente to $700,000. Beginning in 2009 and continuing to date, Mr. Clemente and Mr. Benson deferred fifty percent of their salaries, and in April 2010, Mr. Benson began deferring thirty-five percent of his salary.

Mr. Clemente has agreed not to compete with us during the term of his employment and for two years after the termination of the agreement. Mr. Benson has agreed not to compete with us during the term of his employment and for 18 months after the termination of the agreement. Each of Mr. Clemente’s and Mr. Benson’s employment agreements and non-competition agreements, allow them to engage in the following permitted business activities: (i) development of commercial or for-rent residential (such as apartment buildings) real estate investment properties; (ii) development of speculative land holdings as residential lots intended for construction of for-sale residential dwellings, provided, however, that any such development by any entity in which Mr. Clemente or Mr. Benson, as applicable, has a controlling interest or decision-making power, must first be offered to the Company at a fair market value price; and (iii) secured real estate lending to unrelated third parties. In addition, each has agreed not to (i) engage in any for-sale residential construction activities in any of our then existing markets or in any market that we then plan to enter within six-months; or (ii) solicit our employees or certain other third parties for 24 months, in the case of Mr. Clemente and 18 months in the case of Mr. Benson.

Joseph M. Squeri serves as the Chief Financial Officer of the Company pursuant to the terms of an executive employment agreement dated August 17, 2010. The initial term of his agreement is for three years and is automatically extended for successive one-year periods beginning on the one year anniversary of the date of the agreement unless either party notifies the other that the term will not be extended. Under the agreement, Mr. Squeri’s minimum annual salary is $250,000, subject to potential increase by the board of Directors from time to time. Mr. Squeri is entitled to receive an annual cash bonus of up to $50,000 based upon the satisfaction of certain performance criteria, also subject to potential increase by the board of Directors from time to time. Mr. Squeri is also eligible to receive awards under our equity incentive plan and any similar executive compensation plans we may adopt from time to time. Mr. Squeri has agreed not to compete with us during the term of his employment and for twelve months after the termination of the agreement.

Jubal R. Thompson serves as the General Counsel and Secretary of the Company pursuant to the terms of an executive employment agreement dated August 29, 2006. The initial term of his agreement was for three years and is automatically extended for successive one-year periods beginning on the one year anniversary of the date of the agreement unless either party notifies the other that the term will not be extended. Under the agreement, Mr. Thompson’s minimum annual salary was originally $200,000, subject to potential increase by the Board of Directors from time to time. Pursuant to the original employment agreement, Mr. Thompson was eligible to receive a cash bonus of not less than 75% of his then-current salary, based upon the satisfaction of certain performance criteria. In 2010, our Board of Directors increased the minimum annual salary payable to Mr. Thompson to $250,000 and an annual cash bonus of up to $50,000 based upon the satisfaction of certain performance criteria. Mr. Thompson is also eligible to receive awards under our equity incentive plan and any similar executive compensation plans we may adopt from time to time.

Compensation Risks

Management and the Compensation Committee have considered and discussed risks inherent in our business and compensation arrangements and have concluded that the risks associated with our compensation practices and policies are not likely to have a material adverse effect on the Company.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to the Company’s named executive officers for the fiscal years ended December 31, 2010 and 2009.

Name and Principal Position	Year	Salary(1) $	Bonus $	Stock Awards(2) $	Option Awards(2) $	Non-equity Incentive Plan Compensation $	All Other Compensation $	Total $

Christopher Clemente Chairman of the Board and Chief Executive Officer (PEO)	2010 2009	274,000 389,000	— —	— —	— —	— —	274,000 159,833	548,000 548,833

Gregory V. Benson Chief Operating Officer	2010 2009	243,775 282,750	— —	— —	— —	— —	154,225 116,083	398,000 398,833

Jubal R. Thompson General Counsel	2010 2009	250,000 190,000	— —	— —	250,000 —	— —	— —	500,000 190,000

(1)	Mr. Clemente and Mr. Benson have been deferring fifty percent of their salaries since 2009, but in April 2010, Mr. Benson began deferring thirty-five percent of his salary.
(2)	There were no stock awards or option awards granted in 2009. Mr. Thompson was granted 250,000 options at an exercise price of $0.71 on February 12, 2010. This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 (excluding forfeiture estimates) for grants of stock options received in 2010. The methodologies and assumptions utilized in the valuation of these awards are set forth in Note 12 to our Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth the equity awards held by the named executive officers as of December 31, 2010.

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (2) Exercisable	Number of Securities Underlying Unexercised Options (#)(2) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Christopher Clemente(3)	18,750	6,250	1.00	12/31/17
Gregory V. Benson	—	—	—	—
Jubal R. Thompson(4)	75,000	25,000	1.00	12/31/17
	250,000	—	.71	02/21/20

(1)	No executive officer had any unearned equity awards outstanding as of December 31, 2010.
(2)	The outstanding unexercisable options vest on December 15, 2011.
(3)	Includes 25,000 stock options issued to Tracy Schar, Mr. Clemente’s wife.
(4)	The 250,000 stock options issued to Mr. Thompson vested at issuance.

Potential Payments on Termination or Change in Control

Under the employment agreements with Messrs. Clemente and Benson, if such executive’s employment is terminated without cause or if such executive were to terminate his employment for good reason, each as defined in the agreement, such executive is entitled to continue to receive his then-current salary for 24 and 18 months, respectively. Messrs. Clemente and Benson will also be entitled to receive a cash payment in an amount equal to two times and one and one half times, respectively, 100% of the bonus he would have been entitled to had he remained our employee until the end of our fiscal year. This cash payment will be due and payable on the earlier of (i) 90 days after our last payment of such executive’s then-current salary or (ii) the end of the fiscal year in which our termination of such executive without cause or such executive’s termination for good reason occurs. In the event of our termination of such executive without cause or such executive’s termination for good reason within the six calendar month period prior to the effective date of a Change in Control (as defined in the agreement) or within the 12 calendar month period following the effective date of a Change in Control, the cash payment will be due and payable in full within 30 days of the effective date of the Change in Control. Upon termination without cause, each executive is further entitled to continue to participate in employee benefit plans, programs and arrangements for a period of 12 months following termination.

Under the employment agreements with Messrs. Thompson and Squeri, if such executive’s employment is terminated without cause or if such executive were to terminate his employment for good reason, each as defined in the agreement, such executive is entitled to continue to receive his then-current salary for 12 for Mr. Thompson and 6 months for Mr. Squeri until Mr. Squeri has one year of continuous employment with the Company, then 12 months. Messrs. Thompson and Squeri will also be entitled to receive a cash payment in an amount 100% of the bonus he would have been entitled to had he remained our employee until the end of our fiscal year. This cash payment will be due and payable on the earlier of (i) 90 days after our last payment of such executive’s then-current salary or (ii) the end of the fiscal year in which our termination of such executive without cause or such executive’s termination for good reason occurs. In the event of our termination of such executive without cause or such executive’s termination for good reason within the six calendar month period prior to the effective date of a Change in Control (as defined in the agreement) or within the 12 calendar month period following the effective date of a Change in Control, the cash payment will be due and payable in full within 30 days of the effective date of the Change in Control. Upon termination without cause, each executive is further entitled to continue to participate in employee benefit plans, programs and arrangements for a period of 12 months following termination, except that Mr. Squeri shall only be entitled to a period of 6 months until he has one year of continuous employment with the Company, and then 12 months.

The following table describes the potential payments and benefits to which our executive officers would be entitled upon the happening of the following events: (i) a change of control of Comstock (with no termination of employment) and (ii) a change in the executive’s responsibilities by us. Calculations for this table are based on the assumption that the triggering event took place on December 31, 2010.

Name	Change of Control		Change of Responsibilities
	Cash	Acceleration of Stock Awards	Cash	Acceleration of Stock Awards
	$	$	$	$
Christopher Clemente	1,096,000	—	1,096,000	—
Gregory Benson	597,000	—	597,000	—
Jubal R. Thompson	300,000	—	300,000	—
Joseph M. Squeri	175,000	—	175,000	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart outlines the Company’s equity compensation plan information as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	757,000	$0.98	1,700,000
Equity compensation plans not approved by security holders	—	—	—

Total	757,000	$0.98	1,700,000

(1)	757,000 shares includes: 663,000 stock options and 94,000 restricted stock grants.
(2)	Represents shares that may be issued under the 2004 Long-Term Compensation Plan.

Beneficial Ownership of Principal Shareholders, Directors and Officers

The following table sets forth certain information regarding the beneficial ownership of our common stock on March 31, 2011, by (1) each director and named executive officer of our Company, (2) all directors and executive officers of our Company as a group, and (3) each person known by us to own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Class A common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 2011, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Class A Common Stock(1)		Class B Common Stock		Beneficial Ownership of Class A and Class B Common Stock Combined
Name of Beneficial Owner	Number	Percent of Class	Number	Percent of Class	Economic (%)	Voting (%)(1)
Executive Officers and Directors
Christopher Clemente(2)	2,603,340	15.2%	1,366,750	50.0%	19.9%	39.7%
Gregory V. Benson(3)	1,249,890	7.3%	1,366,750	50.0%	13.2%	37.4%
Jubal R. Thompson	391,659	2.2%	—	—	1.9%	*
A. Clayton Perfall	259,789	1.5%	—	—	1.3%	*
James A. MacCuthcheon	140,903	0.8%	—	—	*	*
Norman D. Chirite	132,977	*	—	—	*	*
Socrates Verses(5)	164,387	1.0%	—	—	*	*
David M. Guernsey	138,699	*	—	—	*	*
Joseph Squeri	100,000	*	—	—	*	*
Robert Pincus (4)	99,950	*	—	—	*	*
All directors and officers as a group (10 persons)	5,281,594	30.8%	2,733,500	100%	40.3%	79.6%

Other 5% holders
Royce and Associates	1,731,715	9.8%	—	—	8.7%	3.0%
Prescott Group Aggressive Small Cap Master Fund, GP	1,353,417	7.7%	—	—	6.8%	2.3%

*	Less than 1% of the outstanding shares of common stock
(1)	Does not include shares of Class A common stock issuable upon conversion of Class B common stock. Percentage total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. Each holder of Class B common stock shall be entitled to fifteen votes per share of Class B common stock and each holder of Class A common stock shall be entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be provided in our certificate of incorporation or as required by law. The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis.
(2)	Includes the following held by Mr. Clemente’s wife, Tracy Schar: 154,372 shares of Class A common stock including exercisable stock options to purchase 18,750 shares and warrants of 25,000 shares of Class A common stock. 69,333 shares of Class A common stock and 1,366,750 shares of Class B common stock are held by FR54, LLC, an entity that is owned by Mr. Clemente and his wife. 60,000 shares are held in various trusts for the benefit Mr. Clemente’s children. Mr. Clemente is the custodian for each trust
(3)	350,083 shares of Class A common stock and 1,366,750 shares of Class B common stock are held by Clareth LLC, an entity that is wholly owned by Mr. Benson.
(4)	9,676 shares are held by RLR Investment Management, LLC, an entity that is owned by Mr. Pincus.
(5)	Includes 2,000 shares of Class A common stock, with respect to which Mr. Verses disclaims beneficial ownership. The shares are held in trust for the benefit of Mr. Verses’ children. Mr. Verses’ wife is the custodian of these trusts.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Procedures for Approval of Transactions with Related Person

Our policy for the review and approval of transactions between us and related persons is set forth in our Corporate Governance Guidelines. Pursuant to our Corporate Governance Guidelines, it is the responsibility of our independent directors to review and make recommendations to the full Board of Directors concerning all related party transactions (as specified in Item 404 of Regulation S-K).

Transactions with Related Persons

Other than the transactions described below, since January 1, 2009 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

We believe that all of these transactions are on terms that are comparable to or not less favorable than terms that would or could have been obtainable from unaffiliated third parties. All proposed future related party transactions will be submitted to our Board of Directors for review and will require a majority vote of the independent directors for approval. Ongoing transactions are reviewed annually to ensure that they are still comparable to or not less favorable than terms that would have or could have been obtainable from unaffiliated third parties. Our Chief Financial Officer and/or our General Counsel, assuming they are not party to the proposed transaction, coordinates with the independent directors in evaluating the fairness to us of the proposed transaction.

In October 2004, the Company entered into a lease agreement for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia with Comstock Asset Management, L.C. (CAM), an entity wholly owned by Christopher Clemente. In October 2007, the lease agreement was amended decreasing the total square footage from approximately 24,000 to 17,000 and extending the term to four years through September 2011. For the twelve months ended December 31, 2009 and 2008, total payments made under this lease agreement were $437,000 and $565,000 respectively. Pursuant to the terms of early termination of the Lease by and between CAM and the Company (the “Lease Termination”), the Company agreed to surrender approximately 15,700 square feet of space to CAM in exchange for (i) CPM’s agreement to enter into a new Lease for the reduced space and at a reduced rate; and (ii) the issuance of a warrant to purchase up to 55,000 shares of the Company’s Class A common stock at a strike price equal to the average of the closing stock price for the twenty days immediately preceding the effective date of the Lease Termination in exchange for the forgiveness of approximately $110,000 in delinquent rent.

On or about January 15, 2010, Comstock Property Management, L.C. (“CPM”), a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), agreed to enter into a new three year lease with CAM, for the use of approximately 8,200 square feet of office space at the Company’s existing headquarters (the “Lease”). During the year ended December 31, 2010, total payments made under the Lease were $196,093.

In November 2004, the Company entered into an agreement with CAM to sell certain retail condominium units at the Eclipse at Potomac Yard project (“Eclipse”) for a total purchase price of $14.5 million. The Company’s Board of Directors previously approved the final sale of the retail (non-residential) condominium units at the Eclipse and previously unallocated and unresolved financial obligations between Comstock Potomac Yard, L.C. (CPY) and CAM stemming from that certain agreement dated November 12, 2004, as amended on September 29, 2005 (the “Agreement”). The conveyance of the retail units occurred on December 21, 2007. Pursuant to the Agreement, CPY was required to bond off and indemnify CAM against any losses associated with the filing of mechanics liens against the retail units by CPY contractors or subcontractors. Balfour Beatty Construction, CPY’s general contractor for the Project, filed a mechanics lien against the entire project in a total amount of approximately $515,000 in July 2008. The pro-rata portion of the bond allocated to the retail units owned by CAM was $75,000 (the “Cash Bond”). On August 1, 2008, CAM made demand for bonding over and/or indemnification pursuant to the Agreement and on January 28, 2009, CPY paid the Cash Bond to CAM for purposes of bonding over the lien. On April 20, 2009, the mechanics liens were invalidated by court order, allowing for the return of any monies paid for bonding off the liens to be released to CAM and thereafter returned to CPY. However, CPY was unable to perform certain work under the Agreement required to grant CAM the requisite public access to its retail condominium units previously agreed to by CPY. As a result, the Board approved CAM’s retention of the Cash Bond to be used to perform the work and the parties released each other from any other unresolved financial costs under the Agreement.

In February 2008, the Company entered into a Loan and Security Agreement with Stonehenge Funding, LC, a wholly-owned subsidiary of CAM. The loan in the amount of $4.0 million was secured by the Company’s anticipated federal income tax refund for tax year 2007. Terms of the loan included interest-only payments at a fixed rate of

12% per annum and an origination fee paid by the Company to Stonehenge Funding at closing of the loan totaling $200,000. Participating in the loan were Gregory Benson ($500,000) and Tracy Schar ($1,500,000). In March 2008, the Company received its federal income tax refund and used a portion of the refund to settle the loan. Total interest payments of $16,000 were made to Stonehenge Funding on July 13, 2010 in the form of shares of Class A common stock.

On February 4, 2010, the Company entered into a Second Amended and Restated Indenture (“Loan Modification Agreement”) with Stonehenge Funding, LC (the “Subordinate Lender”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, providing for the modification of one certain senior unsecured note in the outstanding principal amount of approximately $9,000,000.00, plus accrued and unpaid interest, as more particularly described in that certain Amended and Restated Indenture between the Company and JP Morgan Ventures (“JPMV”) dated March 14, 2008 (the “JP Morgan Debt”) which was purchased by the Subordinate Lender on December 23, 2009. Gregory Benson, the Company’s Chief Operating Officer and a member of the Company’s Board of Directors, subsequently purchased a participation interest in the JP Morgan Debt from the Subordinate Lender. The negotiations regarding the Loan Modification Agreement were handled by the independent members of the Board of Directors of the Company.

During 2003, the Company entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC an entity wholly owned by Gregory Benson, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software. During the year ended December 31, 2009, we paid $86,000 to I-Connect. During the year ended December 31, 2010 we paid $66,000 to I-Connect.

On February 11, 2011, Comstock Services, L.C., a subsidiary of the Company, entered into an Owner-Contractor Agreement with CRS Construction Services, L.C., an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, to perform paving and certain site improvement work to property in Reston, Virginia which is owned by Fairfax County, Virginia. The Contract Sum was for approximately $1 million and the work was completed in April 2011.

Comstock Services, L.C., a subsidiary of the Company, intends to enter into a Subcontract Agreement with Davis Construction, LLC to perform sitework and land development for a project known as Loudoun Station in Loudoun County, Virginia. Comstock Partners, L.C., an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, is the owner of the Loudoun Station project. The costs associated with this work cannot be estimated at this time.

Director Independence

Our Board of Directors has determined, after considering all relevant facts and circumstances, that Messrs. Chirite, Guernsey, MacCutcheon, Perfall, Pincus and Verses are independent directors, as “independence” is defined in the Nasdaq Marketplace Rules, because they satisfy the objective independence criteria set forth in such rules and have no relationship with us that would interfere with their exercise of independent judgment. Our Board of Directors has further determined that each member of our Audit Committee is independent under rules adopted by the SEC applicable to audit committee members.

Item 14.	Principal Accounting Fees and Services

The firm of PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal years ended December 31, 2010 and 2009.

The aggregate fees billed by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Audit-related fees (1)	$271,650	$200,000
Tax fees (2)	108,462	63,500
Other Fees	—	—

Total	$380,112	$263,500

(1)	Includes fees related to the annual independent audit of our financial statements.
(2)	Tax fees represent amounts billed for tax compliance and advisory services.

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

(3) Exhibits

Exhibit Number	Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Stock Certificate

10.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.

10.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.

10.3(1)	Loan Agreement, dated December 17, 1997, as amended, with Bank of America, N.A.

10.4(1)	Disbursement and Construction Loan Agreement and Disbursement and Development Loan Agreement, each dated October 10, 2002 and as amended, with Branch Banking and Trust Company of Virginia.

10.5(1)	Disbursement and Construction Loan Agreement and Acquisition, Disbursement and Development Loan agreement, each dated July 25, 2003, with Branch Banking and Trust Company of Virginia.

10.6(2)	Loan Agreement, dated January 25, 2005, with Corus Bank, N.A.

10.7(2)	Completion Guaranty, dated January 25, 2005 in favor of Corus Bank, N.A.

10.8(2)	Carve-Out Guaranty, dated January 25, 2005, in favor of Corus Bank, N.A.

10.9(1)	Form of Indemnification Agreement

10.10(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.11(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.12(1)	2004 Long-Term Incentive Compensation Plan+

10.13(1)	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan+

10.14(2)	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan+

10.15(1)	Employee Stock Purchase Plan+

10.16(1)	Purchase and Sale Agreement, dated as of April 25, 2003, as amended, with Crescent Potomac Yard Development, LLC

10.17(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.

10.18(2)	Real Estate Purchase Contract, dated as of February 4, 2005, with Westwick Apartments LLC

10.19(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.

10.20(1)	Employment Agreement with Christopher Clemente+

10.21(1)	Employment Agreement with Gregory Benson+

10.22(1)	Employment Agreement with Bruce Labovitz+

10.23(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente+

10.24(1)	Confidentiality and Non-Competition Agreement with Gregory Benson+

10.25(1)	Confidentiality and Non-Competition Agreement with Bruce Labovitz+

10.26(2)	Description of Arrangements with William Bensten+

10.27(2)	Description of Arrangements with David Howell+

10.28(1)	Trademark License Agreement

10.29(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.

10.30(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.31(3)	Agreement of Purchase and Sale, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bellemeade Farms Investors, LLC et. al.

10.32(3)	Loan Agreement, dated September 28, 2005, by and between Comstock Bellemeade, L.C. and Bank of America, N.A.

10.33(3)	Guaranty Agreement, dated September 28, 2005, by the Registrant in favor of Bank of America, N.A.

10.34(4)	Life Insurance Reimbursement Agreement with William P. Bensten

10.35(4)	Life Insurance Reimbursement Agreement with Bruce Labovitz

10.36(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson

10.37(3)	Agreement of Purchase and Sale, dated June 23, 2005, by and between Comstock Carter Lake, L.C. and E.R. Carter, L.L.C.

10.38(5)	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006

10.39(5)	Loan Agreement, dated January 31, 2006, by and between Comstock Carter Lake, L.C. and Bank of America, N.A.

10.40(5)	Guaranty Agreement, dated January 31, 2006, by the Registrant in favor of Bank of America, N.A.

10.41(6)	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein

10.42(6)	Form of warrant

10.43(7)	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006

10.44(7)	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006

10.45(7)	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006

10.46(7)	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006

10.47(8)	Letter, dated October 18, 2007, from Friedlander, Misler, Sloan, Kletzkin & Ochsman, PLLC to the Registrant and Comstock Bellemeade, L.C.

10.48(8)	Purchase and Sale Agreement by and between Comstock Countryside L.C. and Merion-Loudon, LC, dated as of December 21, 2006

10.49(8)	Marketing and Sale Agreement by and between Comstock Countryside LC and Merion-Loudon, L.C., dated as of December 21, 2006

10.50(8)	Consulting Agreement with The Merion Group, LC, dated as of December 21, 2006

10.51(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Highland Avenue Properties, LLC and Bank of America, N.A.

10.52(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.53(8)	Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Homes of Atlanta, LLC, Comstock Homes of Myrtle Beach, LLC and Bank of America, N.A.

10.54(8)	Amended and Restated Guaranty Agreement, dated December 2006, by the Registrant in favor of Bank of America, N.A.

10.55(8)	First Loan Modification Agreement, dated as of December 2006, by and among the Registrant, Comstock Bellemeade, L.C., Bank of America, N.A. and Lenka E. Lundsten

10.56(8)	Second Loan Modification Agreement, dated as of December 22, 2006, by and between the Registrant and Bank of America, N.A.

10.57(9)	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC.

10.58(9)	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC.

10.59(9)	Supplement to Indenture, dated as of January 7, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.60(9)	Amended and Restated Indenture, dated as of March 14, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.61(9)	Loan Agreement, dated as of March 14, 2008, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., and KeyBank National Association.

10.62(9)	Unconditional Guaranty of Payment and Performance, dated as of March 2008, by the Registrant in favor of KeyBank National Association.

10.63(10)	Forbearance and Conditional Release Agreement, dated as of November 25, 2008, by and among Highland Avenue Properties, LLC, Comstock Homes of Atlanta, LLC, the Registrant and Bank of American, N.A.

10.64(10)	Sixth Loan Modification Agreement, dated as of November 26, 2008, by and among the Registrant and Bank of America, N.A.

10.65(10)	Amended and Restated Promissory Note (Tribble Road Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.66(10)	Loan Modification and Forbearance Agreement, dated as of December 10, 2008, by and among the Registrant, various wholly owned subsidiaries as guarantors and Wachovia Bank, National Association.

10.67(10)	Amended and Restated Promissory Note (Revolving Line of Credit), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.68(10)	Amended and Restated Promissory Note (Term Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.69(11)	Settlement Agreement, dated July 8, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Belmont Bay, L.C., et. al.

10.70(11)	Consensual Foreclosure and Settlement Agreement, dated August 17, 2009, by and among the Registrant, et. al. and Wachovia Bank, National Association

10.71(11)	Third Amendment of Loan Agreement, dated September 16, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC

10.72(11)	Settlement Agreement and Mutual Release, dated September 21, 2009, by and among Registrant, Mathis Partners, LLC and Cornerstone Bank

10.73(11)	Forbearance Agreement, dated September 28, 2009, by and among Comstock Cascades, L.C., the Registrant and Manufacturers and Traders Trust Company

10.74(11)	Forbearance and Conditional Release Agreement, dated September 28, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Manufacturers and Traders Trust Company

10.75(11)	First Amendment to Loan Agreement, dated October 30, 2009, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., the Registrant and Key Bank National Association

10.76(11)	Forbearance and Conditional Release Agreement, dated November 10, 2009, by and among Comstock Homes of Raleigh, L.L.C., the Registrant and Fifth Third Bank, N.A.

10.77(12)	Forbearance Agreement and Second Amendment to Loan Agreement, dated January 27, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC

10.78(12)	Fourth Amendment to Sublease Agreement and Services Agreement, dated February 26, 2009, with Comstock Asset Management

10.79(12)	Mutual Release and Settlement Agreement, dated June 8, 2009, by and between Comstock Homes of Raleigh, LLC, Providence Development of Raleigh, LLC and Manning Fulton & Skinner

10.80(12)	Subordinated Deficiency Note, dated as of September 21, 2009, by the Registrant in favor of Cornerstone Bank., successor-in-interest to Haventrust Bank.

10.81(12)	Amended and Restated Subordinated Deficiency Note, dated as of November 5, 2009, by the Registrant in favor of Wachovia Bank, National Association.

10.82(12)	Bankruptcy filing for Buckhead Overlook, LLC, filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.83(12)	Bankruptcy filing for Post Preserve, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.84(12)	Bankruptcy filing for Parker Chandler Homes, LLC f/k/a Comstock Homes of Atlanta, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.85(12)	Lease Agreement, dated on or about December 31, 2009, with Comstock Asset Management, L.C. by Comstock Property Management, L.C., a subsidiary of Registrant

10.86(12)	License Agreement, effective January 1, 2010, with I-Connect

10.87(12)	Letter of Intent, effective February 12, 2010, by and between Registrant and Stonehenge Funding, L.C. and Subordination and Standstill Agreements between Registrant and Guggenheim Corporate Funding, LLC and between Registrant and Key Bank, National Association

10.88(12)	Seventh Loan Modification Agreement, dated as of February 25, 2010, by and among the Registrant and Bank of America, N.A.

10.89(12)	Memorandum Opinion, filed February 23, 2010, by the US District Court in favor of Comstock Potomac Yard, L.C., a subsidiary of Registrant, against Balfour Beatty Construction, LLC

10.90(12)	Purchase Agreement, dated October 30, 2009, by and between Comstock Station View, L.C. and M/I Homes of DC, LLC

10.91(13)	Second Amended and Restated Indenture, dated as of February 12, 2010, by and among the Registrant and Comstock Asset Management, L.C.

10.92(13)	Amended and Restated Senior Note, effective February 12, 2010, by and among, Stonehenge Funding, LC, the Registrant and Comstock Asset Management, L.C.

10.93(13)	Employment Agreement with Joseph M. Squeri+

10.94(13)	Confidentiality and Non-Competition Agreement with Joseph M. Squeri+

10.95*	Loan Agreement, dated as of January 27, 2011, by and among Comstock Potomac Yard, L.C. and Eagle Bank

10.96*	Loan Agreement, dated as of February 11, 2011, by and among Comstock Cascades II, L.C. and Cardinal Bank

14.1(2)	Code of Ethics

21.1*	List of subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Previously filed with the Registrant’s Annual Report on Form 10-K, filed on March 31, 2011.
**	Filed herewith.
+	Management contracts or compensatory plans, contracts or arrangements
(1)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).
(2)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.
(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.
(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.
(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.
(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2005.
(7)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.
(8)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007.
(9)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008.
(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.
(11)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009.
(12)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010.
(13)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: May 2, 2011	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal executive officer)