Form 10-Q
period 2011-03-31
Comstock Homebuilding Companies, Inc.
filed 2011-05-13
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Suite 410

Reston, Virginia 20190

(703) 883-1700

(Address including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 13, 2011, 17,120,462 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$714	$475
Restricted cash	3,128	5,201
Real estate held for development and sale	28,876	34,008
Construction in process – Variable Interest Entity	4,029	—
Property, plant and equipment, net	45	50
Other assets	2,934	1,194

TOTAL ASSETS	$39,726	$40,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$5,020	$5,884
Notes payable - secured by real estate held for development and sale	16,041	18,853
Notes payable - Variable Interest Entity	1,094	—
Notes payable - due to affiliates, unsecured	5,008	5,008
Notes payable - unsecured	4,383	4,515

TOTAL LIABILITIES	31,546	34,260

Commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 17,159,807 and 17,120,467 issued and outstanding, respectively	172	171
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	166,754	166,700
Treasury stock, at cost (391,400 shares Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(158,816)	(157,791)

TOTAL COMSTOCK HOMEBUILDING EQUITY	5,698	6,668
Non-controlling interest – Variable Interest Entity	2,482	—

TOTAL EQUITY	8,180	6,668

Accumulated deficit

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,726	$40,928

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues
Revenue—homebuilding	$3,019	$5,693
Revenue—other	1,567	3,446

Total revenue	4,586	9,139
Expenses
Cost of sales—homebuilding	2,722	5,692
Cost of sales—other	1,273	2,872
Selling, general and administrative	1,385	1,455
Interest, real estate taxes and indirect costs related to inactive projects	369	848

Operating loss	(1,163)	(1,728)
Other income, net	270	836

Loss before income taxes	(893)	(892)
Income taxes expense	—	—

Net loss	(893)	(892)

Less: Net income attributable to non-controlling interests	132	—

Net loss attributable to Comstock Homebuilding	$(1,025)	$(892)

Basic loss per share	$(0.05)	$(0.05)

Diluted loss per share	$(0.05)	$(0.05)

Basic weighted average shares outstanding	18,645	18,096

Diluted weighted average shares outstanding	18,645	18,096

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Non-controlling interest	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	15,609	$156	2,733	$27	$157,418	$(2,439)	$—	$(151,029)	$4,133

Cumulative effect of a change in accounting principle								936	936
Stock compensation and issuances	294	3			482				485
Stonehenge capital contribution					7,689				7,689
Warrants					85				85
Net loss								(892)	(892)

Balance at March 31, 2010	15,903	$159	2,733	$27	$165,674	$(2,439)	$—	$(150,985)	$12,436

Balance at December 31, 2010	17,120	$171	2,733	$27	$166,700	$(2,439)	$—	$(157,791)	$6,668
Stock compensation and issuances	39	1			54				55
Non-controlling interest							2,350		2,350
Net loss							132	(1,025)	(893)

Balance at March 31, 2011	17,159	$172	2,733	$27	$166,754	$(2,439)	$2,482	$(158,816)	$8,180

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss (including net income attributable to non-controlling interest)	$(1,025)	$(892)
Adjustment to reconcile net loss to net cash provided by operating activities
Net income attributable to non-controlling interest	132	—
Amortization and depreciation	4	75
Gain on M&T note retirement	(196)	—
Gain on trade payable settlements	(135)	(770)
Changes in operating assets and liabilities:
Restricted cash	(27)	(28)
Real estate held for development and sale	2,706	7,911
Other assets	(1,739)	148
Accounts payable and accrued liabilities	1,650	280

Net cash provided by operating activities	1,370	6,724

Cash flows from investing activities:
Investment in Cascades Apartments – construction in process	(1,603)	—
Purchase of property, plant and equipment	—	(4)

Net cash used in investing activities	(1,603)	(4)

Cash flows from financing activities:
Proceeds from notes payable	12,233	267
Payments on notes payable	(14,111)	(7,036)
Proceeds from Cascades Private Placement	2,350	—

Net cash provided by (used in) financing activities	472	(6,769)

Net increase (decrease) in cash and cash equivalents	239	(49)
Cash and cash equivalents, beginning of period	475	1,085

Cash and cash equivalents, end of period	$714	$1,036

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$223	$655
Reduction in notes payable in connection with troubled debt restructuring	$—	$7,689
Increase in additional paid in capital in connection with troubled debt restructuring	$—	$7,689
Reduction in real estate held for development and sale in connection with deconsolidation of subsidiaries	$—	$15,407
Reduction in notes payable in connection with deconsolidation of subsidiaries	$—	$15,893
Reduction in accrued liabilities in connection with deconsolidation of subsidiaries	$—	$449
Increase in opening retained earnings in connection with deconsolidation of subsidiaries	$—	$936
Reduction in accrued liabilities in connection with issuance of stock compensation	$55	$571
Increase in class A common stock par value in connection with issuance of stock compensation	$—	$3
Increase in additional paid in capital in connection with issuance of stock compensation	$54	$568
Reduction in accounts payable due to Cascades Private Placement closing	$2,100	$—
Reduction in restricted cash due to Cascades Private Placement closing	$2,100	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Comstock Homebuilding Companies (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Comstock Homebuilding Companies, Inc. is a multi-faceted real estate development and services company focused on the Washington, DC metropolitan area. The Company has substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. Since our founding in 1985, and as of March 31, 2011, we have built and delivered more than 5,300 homes generating total revenue in excess of $1.3 billion. References in this Form 10-Q to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our business was founded in 1985 as a residential land developer and homebuilder focused on the Northern Virginia suburbs of the Washington, DC area. In December 2004, Comstock completed its initial public offering. In 2005, Comstock began executing expansion plans and established operations in key markets throughout the Southeast. Notably, during 2006 Comstock increased revenues to $266 million. However, during 2007 it became clear that the unprecedented span of growth in the housing sector was quickly ending. Drawing on the valuable experience the Comstock management team had gained in previous downturns, Comstock expeditiously curtailed expansion plans and adopted a defensive strategy that allowed it to survive the housing downturn. Comstock quickly sold certain assets and worked closely with its existing lenders to amicably renegotiate the terms of project related and corporate borrowings, which had peaked at $340 million as of September 30, 2006.

Liquidity Developments

In an effort to stabilize the Company, management spent much of 2009 focused on negotiating with lenders to eliminate and restructure debt which temporarily limited our ability to pursue new business opportunities. In mid 2009, management formulated a Strategic Realignment Plan which identified key real estate projects to be retained by the Company and those to be disposed. The Company then worked to restructure the entirety of its debt. The restructuring was completed in late 2009 and resulted in improved operating cash flow as the lenders agreed to provide the Company with increased cash from proceeds as units are delivered to purchasers.

The Plan also identified real estate projects which it deemed to be non-essential to future growth. The strategic approach to debt secured by non-essential real estate projects was to pursue foreclosure agreements with the related lenders with the goal of transferring the real estate to the lender in return for a release from the related debt obligation. The Company made significant progress in that regard having successfully negotiated settlements with all of its lenders regarding the loans guaranteed by the Company and reduced the outstanding balance of debt from $102.8 million at December 31, 2008 to $67.6 million at December 31, 2009 to $28.4 million at December 31, 2010. In most cases, the Company was released from the obligations under the loan in return for its agreement to cooperate in the bank’s foreclosure on the real estate assets securing the loan. In a limited number of cases, the Company provided the lenders with non-interest bearing deficiency notes with three year maturities in an amount equal to a fraction of the original debt. The balance of the deficiency notes at March 31, 2011 was $631 thousand.

The Company continues to engage in discussions with lenders and potential equity investors in an effort to provide additional liquidity to sustain business operations and growth capital to fund various new business opportunities. We are anticipating that through a combination of these negotiations, the additional cash from settlement proceeds and the cash generated by our other operating activities that the Company will generate sufficient cash to sustain our operations through 2011. However, this outcome is primarily dependent upon our ability to meet the minimum settlement requirements specified by our lenders at the Penderbrook and Eclipse projects. If we are unable to meet the sales quotas, substantially all of the proceeds from any settlements at the Penderbrook and Eclipse projects will be retained by the lenders and applied to principal debt curtailments. We have met the sales quota requirements for our loan related to the Eclipse project and are in compliance with these settlement requirements at March 31, 2011. The Company is currently in discussions with its lender on the Penderbrook project with respect to its required settlement quota as the quota was not achieved during the first quarter of 2011. The Company does not believe that a modification of the current cash flow proceed allocations related to this loan would have a material impact on its current cash flow or financial condition in the event the Company is unsuccessful in its effort to maintain the existing sales quota arrangement with the lender.

However, if we are unable to maintain compliance with the cumulative minimum settlement requirements for an extended period of time, it would be necessary to seek waivers or additional loan modifications from the project lenders at the Penderbrook and Eclipse projects. If we were unable to secure such waivers or modifications, this may substantially reduce the amount of cash generated through unit settlements and make it necessary for us to attempt to generate alternative sources of revenue to meet our operating cash flow requirements. To do so, we may have to seek to leverage the judgment award which we obtained against Balfour, attempt to sell our remaining parcels of land, seek to raise additional capital or seek to obtain additional financing to meet our operating cash flow requirements. If, in the absence of cash flow being generated from unit settlements, we were unable to generate additional capital through any of these alternative sources, we could deplete our cash reserves and may be forced to seek protections afforded under the bankruptcy code. There can be no assurance that in the event we were forced to seek bankruptcy protection that we would be able to reorganize and, in such an event, we could be forced to liquidate our assets.

At March 31, 2011, we had $0.7 million in unrestricted cash and $3.1 million in restricted cash. Included in our restricted cash balance, to which we have no access currently, is a $3.0 million deposit with an insurance provider as security for any potential future claims.

Our access to external working capital is very limited and we have few other sources of cash as commercial banks and other unregulated lenders have experienced a liquidity crisis of their own which has made funding for real estate investment extremely difficult to secure. This tightening of the credit markets presents substantial risk to our ability to secure financing for our operations, including any future construction and land development efforts. However, during the first quarter of 2011, the Company has been successful in securing financing to i) refinance the Eclipse on Center Park condominium project and ii) support the new construction of an apartment project in Loudoun County, Virginia (see Note 12). Additionally, the Company successfully raised funds through a private placement to provide additional financial support related to the apartment project in Loudoun County, Virginia (see Note 11).

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

If the project meets the GAAP accounting criteria of held for sale, the project is valued at the lower of cost or fair value less estimated selling costs. Currently the Company’s Eclipse and Penderbrook projects meet these criteria. If the project sales are expected to extend over a period of time, the Company calculates fair value utilizing a discounted cash flow model as discussed below using a discount rate that reflects a reduced level of risk as these assets are no longer under construction.

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

As of March 31, 2011, the Company has classified its Eclipse and Penderbrook projects as held for sale as discussed above and accordingly, written the projects down to fair value less costs to sell as determined by discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, primarily estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the estimated timeframe for sales in a community challenging, the Company has generally assumed sales prices equal to or less than current prices and the remaining duration of the community sales process were estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes to be an appropriate discount rate based on current market cost of capital and returns expectations. The Company has used its best judgment in determining an appropriate discount rate based on information it has received from marketing its communities for sale in recent periods, and accordingly has elected to use a rate of 13% in its discounted cash flow model. While the selection of a 13% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market and appropriately reflects the economics of the market, current return expectations, the cash flow characteristics of the projects and the substantially completed nature of its for sale inventory. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates were made. In recent months, market conditions affecting the Company’s Washington, DC area projects have improved; however, if market conditions deteriorate again, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

The Company recorded an impairment charge of $1.5 million during the year ended December 31, 2010, to properly record its for sale projects at fair market value less costs to sell consistent with the provisions of ASC 360. No such charges were incurred during the quarter ended March 31, 2011.

After impairments and write-offs, real estate held for development and sale consists of the following:

	March 31, 2011	December 31, 2010
Land and land development costs	$5,621	$8,862
Cost of construction (including capitalized interest and real estate taxes)	23,255	25,146

	$28,876	$34,008

3. CONSTRUCTION IN PROCESS – VARIABLE INTEREST ENTITY

In February 2011, the Company began construction on a 103 unit apartment rental project located in the Cascades master planned community in Loudoun County, Virginia. Accordingly, upon the initiation of construction, the value of the existing land upon which the project is being constructed (approximately $2.6 million) has been reclassified from Real Estate Held for Development and Sale to Construction in Process in the accompanying financial statements. The total construction costs capitalized in addition to the land and land development costs are approximately $1.4 million.

4. GENERAL CONTRACTING REVENUE

The Company periodically undertakes short-term general contracting projects to supplement its core residential homebuilding operations. These contracts are typically no more than 12 months in length. Revenue and earnings on these general contracting contracts are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. Total revenue and gross profit recognized for the three months ended March 31, 2011 was $1.1 million and $.2 million, respectively. The revenues associated with these projects is included in Revenue – other and the costs in Cost of sales – other in the accompanying consolidated statement of operations for the quarter ended March 31, 2011.

5. WARRANTY RESERVE

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

	March 31, 2011	December 31, 2010
Balance at beginning period	$1,110	$692
Additions	12	721
Releases and/or charges incurred	(41)	(303)

Balance at end of period	$1,081	$1,110

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

	Three Months Ended March 31,
	2011	2010
Total interest incurred and capitalized	$12	$—

Interest expensed as a component of cost of sales	$484	$964

Other than the Cascades Apartment project, the Company’s real estate projects were determined to be inactive for accounting purposes as they were either substantially complete or management elected to suspend construction activities indefinitely. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported in real estate held for development and sale:

	Three Months Ended March 31,
	2011	2010
Total interest incurred and expensed for inactive projects	$200	$700
Total real estate taxes incurred and expensed for inactive projects	112	139
Total production overhead incurred and expensed for inactive projects	57	9

	$369	$848

7. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the three months ended March 31, 2011 and 2010 are presented on the consolidated statement of operations. As a result of net losses during the three months ended March 31, 2011 and 2010, restricted stock awards, stock options and warrants were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Comprehensive income

For the three months ended March 31, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

The Company is projecting a tax loss for the twelve months ended December 31, 2011. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at March 31, 2011. This results in a zero current income tax expense for the three months ended March 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three months ended March 31, 2011.

The Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control.

The Company currently has approximately $72 million in Federal and State NOLs with a potential value of up to $25 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of March 31, 2011, the cumulative shift in the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur due to the Company’s valuation allowance on its net deferred tax assets, a Section 382 limitation is not expected to materially impact the Company’s financial position or results of operations as of March 31, 2011. Additionally, if an ownership change were to occur, the application of Section 382 may require the Company to reduce its gross deferred tax assets related to its NOLs and possibly other deferred tax asset balances.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2010 tax years generally remain subject to examination by federal and most state tax authorities.

9. COMMITMENTS AND CONTINGENCIES

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

On April 25, 2011, the Unit Owners Association of Penderbrook Square, a condominium, served Comstock Penderbrook, L.C. (“CPB”) with a lawsuit alleging approximately $1,000,000 in damages resulting from structural defects in the common elements of the Condominium pursuant to the structural warranty statute contained in the Virginia Condominium Act. CPB intends to vigorously defend the claim and believes this will not have a material adverse impact on our financial position, operating results or cash flows.

Other than the foregoing, we are not subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, established reserves in connection with these legal proceedings.

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At March 31, 2011 the Company has issued $528 in letters of credit and $2,526 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit or performance bonds.

10. RELATED PARTY TRANSACTIONS

In October 2004, the Company entered into a lease agreement for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia with Comstock Asset Management, L.C. (CAM), an entity wholly owned by Christopher Clemente. In October 2007, the lease agreement was amended decreasing the total square footage from approximately 24,000 to 17,000 and extending the term to four years through September 2011. For the twelve months ended December 31, 2009 and 2008, total payments made under this lease agreement were $437 and $565 respectively. Pursuant to the terms of an early termination of the Lease by and between CAM and the Company (the “Lease Termination”), the Company agreed to surrender approximately 15.7 square feet of space to CAM in exchange for (i) CPM’s agreement to enter into the Lease for the reduced space and at a reduced rate; and (ii) the issuance of a warrant to purchase up to 55 shares of the Company’s Class A common stock at a strike price equal to the average of the closing stock price for the twenty days immediately preceding the effective date of the Lease Termination in exchange for the forgiveness of approximately $110 in delinquent rent. The fair value of the 55 warrants was $25 which resulted in a gain of $85 recorded in the first quarter of 2010. Although CAM has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time and has reduced the amount due from us under the agreements.

On or about January 15, 2010, Comstock Property Management, L.C. (“CPM”), a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), agreed to enter into a new three year lease with CAM, for the use of approximately 8.2 square feet of office space at the Company’s existing headquarters (the “Lease”). During the three months ended March 31, 2011 and 2010 total payments were $103 and $97, respectively.

During the second quarter of 2009, the Company began deferring a portion of the base salary payments to our Chief Executive Officer and our Chief Operating Officer. At March 31, 2011 the balance of the deferred compensation is $807. These deferrals ended on May 1, 2011.

On or about January 15, 2010, Comstock Property Management, L.C. (“CPM”), a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), agreed to enter into a new three year lease with CAM, for the use of approximately 8.2 square feet of office space at the Company’s existing headquarters (the “Lease”). Pursuant to the terms of a separate early termination of Lease by and between CAM and the Company (the “Lease Termination”), the Company surrendered approximately 15.7 square feet of space to CAM in exchange for (i) CPM’s agreement to enter into the Lease for the reduced space and at a reduced rate; and (ii) the issuance of a warrant to purchase up to 55 shares of the Company’s Class A common stock at a strike price equal to the average of the closing stock price for the twenty days immediately preceding the effective date of the Lease Termination in exchange for the forgiveness of approximately $110 in delinquent rent. The fair value of the 55 warrants was $25 which resulted in a gain of $85 recorded in the first quarter of 2010. Although CAM has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time.

During 2003, the Company entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, the Chief Operating Officer of the Company, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software. During the three months ended March 31, 2011 and 2010 total payments made to I-Connect were $36 and $24, respectively. Although I-Connect has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time.

Effective January 1, 2010, the Company entered into a new software license agreement with I-Connect for the use of I-Connect’s proprietary Builder’s Co-Pilot software (the “Agreement”). Pursuant to the terms of the Agreement, I-Connect agreed to forgive approximately $12 in delinquent payments in exchange for a warrant to purchase up to 6 shares of the Company’s Class A common stock at a strike price equal to the average of the closing stock price for the twenty days immediately preceding the effective date of the Agreement and the Company agreed to make reduced monthly payments of $6 for the use of the software for a term of 24 months.

In connection with the purchase of the unsecured debt discussed in Note 12, Stonehenge acquired a warrant for the purchase of 1,500,000 shares of the Company’s Class A Common Stock at an exercise price of $.70 per share. Thereafter, Stonehenge surrendered a portion of the warrant representing 500,000 shares to the Company. On September 14, 2010, the Company’s Chairman and Chief Executive Officer exercised his right to purchase 855,000 shares of the Company’s Class A Common Stock for an exercise price of $.70 per share tendering approximately $600 thousand to Comstock. The purchase was accomplished through Stonehenge.

On February 11, 2011, Comstock Services, L.C., a subsidiary of the Company, entered into an Owner-Contractor Agreement with CRS Construction Services, L.C., an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, to perform paving and certain site improvement work to property in Reston, Virginia which is owned by Fairfax County, Virginia. The contract sum was for approximately $1 million and the work was completed in April 2011 (see Note 4).

Pursuant to a Credit Enhancement Agreement by and between Comstock Homebuilding Companies, Inc. and Gregory Benson, the COO and President of the Company, and Christopher Clemente, the Chairman and Chief Executive Officer of the Company (each, a “Guarantor”), the Guarantors have agreed to provide credit enhancement and the personal guarantee of loans with Cardinal Bank and Eagle Bank in exchange for payment by the Company of a Credit Enhancement Fee (see Note 12). As a result of this credit enhancement, the Guarantors, on an aggregate basis are entitled to a credit enhancement fee calculated at a rate of four percent (4%) per annum based on an agreed upon formula more fully discussed in Note 12. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. During the three months ended March 31, 2011, the Company made guarantee payments under this agreement of approximately $ 37 thousand. Another $37 thousand is accrued in accounts payable to be paid at the end of the year.

11. VARIABLE INTEREST ENTITY

GAAP requires a variable interest entity (“VIE”) to be consolidated with a company which is the primary beneficiary. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method. Comstock’s variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided and or guaranteed to a VIE. We examine specific criteria and use judgment when determining if Comstock is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions and contracts to purchase assets from VIEs.

On January 31, 2011, Comstock Cascades II, L.C., a subsidiary of the Company (“Cascades II”) entered into a private placement for the sale of membership interests in Cascades II whereby Cascades II raised working capital in the amount of $2.35 million (the “Private Placement”) related to the planned construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”). Of this amount, $2.1 million was received during the year ended December 31, 2010 and these amounts are reflected within Restricted Cash on the balance sheet at December 31, 2010. The balance was received during the first quarter of 2011. Proceeds of the Private Placement were utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness owed to M & T Bank (“M&T”) in relation to the Cascades Apartments project, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Private Placement included unrelated third party investors along with several members of the Company’s Board of Directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company.

On February 11, 2011, Comstock closed its loan agreement with Cardinal Bank (see Note 12) which provided the necessary construction financing for the development of the Cascades Apartments and concurrent with that closing, the Company utilized the proceeds of the Private Placement offering as described above. The Company has fully guaranteed the loan and accordingly, Comstock has concluded that Cascades II is a VIE. As part of the Cascades II operating agreement, the Company has majority voting and complete operational control of the subsidiary. The Company concluded that it is the primary beneficiary of the VIE and therefore the financial condition, results of operations and cash flows of Cascades II are consolidated in the accompanying financial statements.

The investors in the Private Placement (the “Priority Members”) are entitled to a cumulative, compounded, preferred return, subject to the performance of Cascades II, of 20% per annum, compounded annually on their capital account balances. Comstock has the right to repurchase the interest of the Priority Members provided that i) all of the Priority Members interests are acquired, ii) the purchase is made in cash and iii) the purchase price shall equal the Priority Members capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The equity contribution related to the Private Placement is reflected as a Non-Controlling Interest as a component of consolidated shareholders’ equity. There was no income or loss attributable to Cascades II for the period ending March 31, 2011.

The Company’s investment is subordinate to the Priority Members investment and gains from the operating activity and distributions of cash flow (if any) of Cascades II will be allocated to the Priority Members (in advance of Comstock) up to their capital account plus the required preferred return of 20% as outlined above. The estimated accrued priority return of $132 thousand is reflected in the accompanying statement of operations as net income attributable to non-controlling interests to properly state the capital accounts of the members of the VIE.

12. CREDIT FACILITIES

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. As of March 31, 2011, maturities of all of our borrowings are as follows:

2011	6,162
2012	606
2013	5,008
2014	9,516
2015 and thereafter	5,234

Total	$26,526

The Company is actively engaged with potential investors and lenders to obtain capital to refinance its short-term obligations and to secure new capital to pursue growth opportunities. While the Company believes it has available options to address the remaining 2011 maturities, there can be no assurances that the Company will be successful in these efforts.

Substantially all of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. The obligations to Eagle Bank and Cardinal Bank are however subject to minimum interest floors as discussed below. As a result, we are exposed to market risk in the event of interest rate increases. At March 31, 2011, the one-month LIBOR and prime rates of interest were 0.244% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 2.38% to 4.24%.

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, at March 31, 2011 our outstanding debt by lender was as follows:

Bank	Balance as of 03/31/11	Recourse
Eagle Bank	$9,516	Secured
Wachovia	206	Unsecured
Guggenheim Capital Partners	6,162	Secured
Cardinal Bank	1,094	Secured
Cornerstone (Haven Trust)	400	Unsecured
Bank of America	3,752	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	21,518
Due to affiliates – Stonehenge Funding	5,008	Unsecured

Total	$26,526

On February 2, 2011, Comstock Homebuilding Companies, Inc., through a subsidiary called Comstock Potomac Yard, L.C. (the “Borrower”), entered into a new inventory term loan agreement (“Eagle Loan Agreement”) with Eagle Bank (“Lender”) pursuant to which the Borrower secured an Eleven Million Eight Hundred Fifty Thousand Dollar ($11,850,000) loan with a three year term (the “Eagle Bank Loan”) to refinance the Company’s Eclipse on Center Park condominium project in Arlington, Virginia (the “Project”). Proceeds from the Eagle Bank Loan were primarily utilized to pay off existing indebtedness owed to KeyBank, N.A. in advance of its March 14, 2011 maturity. Under the terms of the loan agreement, the Eagle Bank Loan provides for an initial interest rate of Prime plus two percent (2%) with an interest rate floor of seven percent (7%). The Borrower is required to make monthly payments of interest only to Lender, to the extent not offset by an interest reserve initially set aside for the benefit of Borrower, and a minimum principal curtailment payment of Five Million Five Hundred Thousand Dollars ($5,500,000) no later than eighteen (18) months following the closing of the Eagle Bank Loan (the “Minimum Principal Curtailment”). The Eagle Bank Loan also has a minimum sales pace requirement requiring the Borrower to sell a minimum of six (6) units every six (6) months, on a cumulative basis. There is no prepayment penalty associated with the Eagle Bank Loan, which is secured by a first deed of trust on the property. The Company, and each of Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company (the “Officers”), have fully guaranteed the Eagle Bank Loan. The Officer guaranties are reduced to fifty percent (50%) of the outstanding principal amount of the Eagle Bank Loan, from time to time, upon the happening of certain events, including the satisfaction of the Minimum Principal Curtailment. In connection with the Officers’ limited guaranty of the Eagle Bank Loan, the Officers and the Company entered into a Credit Enhancement and Indemnification Agreement on February 17, 2011 (the “Indemnification Agreement”) providing for full indemnification of the Officers by the Company against future losses incurred as a result of their guaranty of the Cardinal Loan or the Eagle Bank Loan. Pursuant to the Indemnification Agreement, the Officers, on an aggregate basis, are entitled to a credit enhancement fee (“Credit Enhancement Fee”) from the Company for the Cardinal Loan and the Eagle Bank Loan calculated at a rate of four percent (4%) per annum based on the lesser of (i) the combined outstanding balance of the Cardinal Loan and the Eagle Bank Loan at the end of each month, or (ii) such Officer’s maximum guaranty exposure in connection with the Cardinal Loan and the Eagle Bank Loan. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis.

On February 11, 2011, Comstock Cascades II, L.C. (the “Borrower”), a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), entered into a Loan Agreement (the “Cardinal Loan Agreement”) with Cardinal Bank (“Lender”) pursuant to which the Borrower obtained an Eleven Million Dollar ($11,000,000) multi-family construction loan and mortgage with a five year term (the “Cardinal Loan”). Proceeds from the Cardinal Loan shall (i) fund the construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”) and (ii) retire existing indebtedness of the Company owed to M & T Bank (“M&T”) having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Cascades Apartments will be constructed. The Cardinal Loan, secured by a new first deed of trust on the property, has an initial interest rate of Prime plus two percent (2%), with an interest rate floor of six and one-half percent (6.5%), converted after eighteen (18) months to four hundred twenty-five (425) basis points over the five (5) year swap rate with an interest rate floor of five percent (5%) and a ceiling of eight percent (8%). Under the terms of the Cardinal Loan Agreement, the Cardinal Loan shall be amortized in accordance with a 5.5%, 25-year schedule, with amortization to begin eighteen (18) months after the Cardinal Loan closing and has a two percent (2%) prepayment penalty if paid within the first or second year of the Cardinal Loan and a one percent (1%) prepayment penalty if retired in the third or fourth year of the Cardinal Loan. The Cardinal Loan requires debt service coverage (“DCR”) of (i) 1.0 to 1.0 no later than twenty-four (24) months from the date of the Cardinal Loan closing, (ii) 1.15 DCR no later than thirty-six (36) months from the date of Cardinal Loan closing, and (iii) 1.25 DCR no later than forty-eight (48) months from the date of the Cardinal Loan closing. The Company has fully guaranteed the Cardinal Loan. Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company (each an “Officer”), also provided a limited guaranty in connection with the Cardinal Loan of up to Six Million Eight Hundred Thousand Dollars ($6,800,000), subject to further reduction upon the satisfaction of certain enumerated conditions set forth in the Cardinal Loan Agreement. In connection with the Officer’s limited guaranty of the Cardinal Loan, and in connection with the Company’s entry into a loan with Eagle Bank more fully discussed in the Company’s Form 8-K filed on February 2, 2011 (the “Eagle Bank Loan”), the Officers and the Company entered into a Credit Enhancement and Indemnification Agreement on February 17, 2011 (the “Indemnification Agreement”) providing for full indemnification of the Officers by the Company against future losses incurred as a result of their guaranty of the Cardinal Loan or the Eagle Bank Loan. Pursuant to the Indemnification Agreement, the Officers, on an aggregate basis, are entitled to a credit enhancement fee (“Credit Enhancement Fee”) from the Company for the Cardinal Loan and the Eagle Bank Loan calculated at a rate of four percent (4%) per annum based on the lesser of (i) the combined outstanding balance of the Cardinal Loan and the Eagle Bank Loan at the end of each month, or (ii) such Officer’s maximum guaranty exposure in connection with the Cardinal Loan and the Eagle Bank Loan. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis.

Concurrent with the closing of the Cardinal Loan, $1.5 million of then existing indebtedness to M&T Bank was retired for approximately $1.3 million. Accordingly, the Company recorded a gain of approximately $0.2 million on the extinguishment of the debt.

At March 31, 2011, the Company had approximately $6.2 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On September 16, 2009, the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forbear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements on a monthly and quarterly basis. If the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. As of January 1, 2011, the base interest rate is LIBOR plus 200 basis points which is adjusted by a 200 basis point paid in kind interest (“PIK”) which accrues on a monthly basis on the loan. Based upon the number of units sold at the Penderbrook project, this note is scheduled to mature in September, 2011, but can be extended further based upon the satisfaction of a certain number of additional units sold 14 days prior to the extended maturity date, but in no event will it extend beyond March 2012. The Company is currently in discussions with its lender on the Penderbrook project with respect to its required settlement quota as the quota was not achieved during the first quarter of 2011. The Company does not believe that a modification of the current cash flow proceed allocations related to this loan would have a material impact on its current cash flow or financial condition in event the Company is unsuccessful in its effort to maintain the existing sales quota arrangement with the lender.

At March 31, 2011, the Company had $3.8 million outstanding to Bank of America (“BOA”) in a 10-year unsecured note. In February 2010, the Company reached an agreement in principle with BOA regarding the modification of the note’s curtailment terms. In connection therewith, the Company agreed to pay an extension fee of $100 and BOA agreed to delay for one year, until January 2011, the commencement of interest payments. The maturity date remains unchanged at December 28, 2018. On February 25, 2010 the Company entered into a Seventh Loan Modification Agreement with Bank of America (“BOA”) regarding the modification of the terms of one certain unsecured loan with an approximate principal balance of $3,700,000 (“Line of Credit”). In connection therewith the Company agreed to pay an extension fee of $100,000 and BOA agreed to delay for one year, until January 2011, the commencement of repayments of all previously unpaid interest accruing since the date of the Company’s previously reported modification of the Line of Credit in November 2008. The maturity date remains unchanged at December 28, 2018. On February 1, 2011, the Company entered into the Eighth Loan Modification Agreement with Bank of America (“BOA”) (the “Modification Agreement”). The Modification Agreement required payments of past interest and modification fees of approximately $175 thousand on February 1, 2011, which were paid in accordance with the agreement. The maturity date remains December 28, 2018. Comstock is required to make monthly interest payments beginning on February 28, 2011 through loan maturity. Commencing January 28, 2012 and continuing on each and every month through November 28, 2018, Comstock is also required to make monthly principal payments of approximately $37 thousand.

On December 23, 2009, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, completed the purchase of the senior unsecured note from JPMV in the current outstanding amount of approximately $9.0 million, plus accrued and unpaid interest. The purchase of the JPMV note also resulted in the transfer to Stonehenge of the warrant previously issued to JPMV for the purchase of 1.5 million shares of the Company’s Class A Common Stock with a strike price of $0.07 per share (“JP Morgan Warrant”). In connection with Stonehenge’s purchase of the JP Morgan debt from JPMV, Stonehenge and the Company entered into two separate subordination and standstill agreements for the benefit of the Company and its secured lenders, KeyBank and Guggenheim. The subordination agreements allow for Stonehenge and the Company to negotiate permanent modifications to the terms of the JP Morgan Debt and provide KeyBank and Guggenheim with assurances that the Company will not make any cash interest or principal payments to Stonehenge prior to the full repayment of loans to them in connection with the Company’s Eclipse and Penderbrook projects. On February 15, 2010 the Company entered into a Modification Agreement to modify the terms of the Company’s senior unsecured note with Stonehenge Funding, LC (“Stonehenge”). On December 23, 2009 Stonehenge acquired the senior unsecured note from JP Morgan Ventures (“JPMV”) which had a $9,000,000 principal balance as described in the Amended and Restated Indenture between the Company and JPMV dated March 14, 2008 (the “JP Morgan Debt”). Gregory Benson, the Company’s Chief Operating Officer and a member of the Company’s Board of Directors, subsequently purchased a participation interest in the JP Morgan Debt and the JP Morgan Warrant from Stonehenge.

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2011	December 31, 2010
Carrying amount	$5,700	$9,600
Fair value	$3,900	$4,488

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Notes Regarding Forward-looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed below and elsewhere in this report, particularly under the headings “Cautionary Notes Regarding Forward-looking Statements.”

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments.

We are exclusively focused on the Washington, D.C. market which is the eighth largest metropolitan statistical area in the United States. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We have built homes and apartment buildings in suburban communities, where we focus on low density products such as single- family detached homes, and in urban areas, where we focus on high density multi-family and mixed-use products. For our homebuilding operations, we develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Our apartment buildings are developed as rental properties to be held and operated for our own purposes, converted at some point to for-sale condominium units or sold on a merchant build basis. Currently we operate only in the Washington, D.C. market where we target first-time, early move-up, and secondary move-up buyers with our homebuilding product. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market.

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

Recent Developments

Eclipse on Center Park Refinancing

On February 2, 2011, Comstock Potomac Yard, L.C., one of our subsidiaries (“Comstock Potomac”), entered into a new inventory term loan agreement (“Loan Agreement”) with Eagle Bank pursuant to which Comstock Potomac secured $11.85 million loan with a three year term (the “New Loan”) to refinance our Eclipse at Potomac Yard condominium project in Arlington, Virginia (the “Project”). Proceeds from the New Loan to Comstock Potomac were primarily utilized to pay off existing indebtedness owed to KeyBank, N.A. in advance of its March 14, 2011 maturity. Under the terms of the our Loan Agreement, the New Loan provides for an initial interest rate of Prime plus two percent (2%), with an interest rate floor of seven percent (7%). Comstock Potomac is required to make monthly payments of interest only to Eagle Bank, to the extent not offset by an interest reserve initially set aside for the benefit of Comstock Potomac, and a minimum principal curtailment payment of $5.5 million no later than eighteen (18) months following the closing of the New Loan (the “Minimum Principal Curtailment”). The New Loan also has a minimum sales pace requirement requiring Comstock Potomac to sell a minimum of six (6) units every six (6) months, on a cumulative basis. There is no prepayment penalty associated with the New Loan, which is secured by a first deed of trust on the property. The Company, and each of Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company, have fully guaranteed the New Loan. The officer guaranties are reduced to fifty percent (50%) of the outstanding principal amount of the New Loan, from time to time, upon the happening of certain events, including the satisfaction of the Minimum Principal Curtailment.

Cascades Apartment Project

On January 31, 2011, Comstock Cascades II, L.C., one of our subsidiaries (“Cascades II”), entered into a private placement for the sale of membership interests in Cascades II whereby Cascades II raised working capital in the amount of $2.35 million (the “Private Placement”) related to the planned construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments” or “The Commons on Potomac Square”). Proceeds of the Private Placement, were utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness owed to M & T Bank (“M&T”) in relation to the Cascades Apartments project, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Private Placement included unrelated third party investors along with several members of the Company’s Board of Directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company.

On February 11, 2011, Cascades II entered into a Loan Agreement (the “Cardinal Loan Agreement”) with Cardinal Bank pursuant to which Cascades II obtained an $11million multi-family construction loan and mortgage with a five year term (the “Cardinal Loan”). Proceeds from the Cardinal Loan were used to (i) fund the construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”) and (ii) retire existing indebtedness of the Company owed to M and T Bank (“M&T”) having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Cascades Apartments will be constructed. The Cardinal Loan, secured by a new first deed of trust on the property, has an initial interest rate of Prime plus two percent (2%), with an interest rate floor of six and one-half percent (6.5%), converted after eighteen (18) months to four hundred twenty-five (425) basis points over the five (5) year swap rate with an interest rate floor of five percent (5%) and a ceiling of eight percent (8%). Under the terms of the Cardinal Loan Agreement, the Cardinal Loan will be amortized in accordance with a 5.5%, 25-year schedule, with amortization to begin eighteen (18) months after the Cardinal Loan closing and has a two percent (2%) prepayment penalty if paid within the first or second year of the Cardinal Loan and a one percent (1%) prepayment penalty if retired in the third or fourth year of the Cardinal Loan. The Cardinal Loan requires debt service coverage (“DCR”) of (i) 1.0 to 1.0 no later than twenty-four (24) months from the date of the Cardinal Loan closing, (ii) 1.15 DCR no later than thirty-six (36) months from the date of Cardinal Loan closing, and (iii) 1.25 DCR no later than forty-eight (48) months from the date of the Cardinal Loan closing. The Company has fully guaranteed the Cardinal Loan. Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company (each an “Officer”), also provided a limited guaranty in connection with the Cardinal Loan of up to $6.8 million, subject to further reduction upon the satisfaction of certain enumerated conditions set forth in the Cardinal Loan Agreement. In connection with the Officer’s limited guaranty of the Cardinal Loan, and in connection with the Company’s entry into a loan with Eagle Bank, described above the Officers and the Company entered into a Credit Enhancement and Indemnification Agreement on February 17, 2011 (the “Indemnification Agreement”) providing for full indemnification of the Officers by the Company against future losses incurred as a result of their guaranty of the Cardinal Loan or the Eagle Bank Loan. Pursuant to the Indemnification Agreement, the Officers, on an aggregate basis, are entitled to a credit enhancement fee (“Credit Enhancement Fee”) from the Company for the Cardinal Loan and the Eagle Bank Loan calculated at a rate of four percent (4%) per annum based on the lesser of (i) the combined outstanding balance of the Cardinal Loan and the Eagle Bank Loan at the end of each month, or (ii) such Officer’s maximum guaranty exposure in connection with the Cardinal Loan and the Eagle Bank Loan. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. There is no obligation that the Officers provide credit support to the Company for its future borrowing needs and as a result, there may be no availability of acquisition, construction and development loans.

We began construction on this project in February 2011 and we expect leasing to begin in the summer of 2011. Construction on the project is expected to be completed by the end of 2011.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Orders, cancellations and backlog

Gross new order revenue for the three months ended March 31, 2011 decreased $3.3 million to $3.2 million on 10 homes as compared to $6.5 million on 19 homes for the three months ended March 31, 2010. Net new order revenue for the three months ended March 31, 2011 decreased $3.1 million to $3.0 million on 9 homes as compared to $6.1 million on 18 homes for the three months ended March 31, 2010. Average gross new order revenue per unit for three months ended March 31, 2011 decreased $22,000 to $320,000, as compared to $342,000 for the three months ended March 31, 2010.

We have two Washington, DC condominium projects where we have units available for sale and for rent: Penderbrook Square in Fairfax, VA and the Eclipse at Potomac Yard in Arlington, VA. Therefore, we were only able to generate orders and backlog at the two condominium projects in the first three months of 2011. Because our unit sales are generated from completed inventory we do not need to construct units after a sales contract is executed with a unit purchaser. As a result we are able to quickly execute on a sales contract and deliver the unit to the purchaser. Typically, unit deliveries are made within thirty days of contract execution. As a result, we do not tend to generate significant order backlog. At March 31, 2011, we had 3 units in backlog to generate revenue of $528,000.

Revenue – homebuilding

The number of homes delivered for the three months ended March 31, 2011 decreased to 7 as compared to 16 homes for the three months ended March 31, 2010. Fewer homes available for sale coupled with the expiration of the homebuyers credit in 2010 contributed to the decline in sales. Average revenue per home delivered increased by approximately $75,000 to $431,000 for the three months ended March 31, 2011 as compared to $356,000 for the three months ended March 31, 2010. Revenue from homebuilding decreased by $2.7 million to $3.0 million for the three months ended March 31, 2011 as compared to $5.7 million for the three months ended March 31, 2010 as a result of the decline in the number of homes settled.

Revenue – other

Revenue-other decreased approximately $1.8 million during the three months ended March 31, 2011. Included in the 2010 revenue was $2.8 million related to the sale of land at our Station View project and rental revenue of $0.6 million related to our Penderbrook and Eclipse communities. The 2011 revenue consists primarily of approximately $1.1 million of general contracting revenue. The Company periodically supplements its core homebuilding operation with short-term general contracting projects and recognizes revenue and gross profit on a percentage of completion basis. The balance of the revenue of approximately $0.4 million related to rental operations at our Penderbrook and Eclipse communities. The decline in rental revenue over the periods is attributable to a reduced number of units available for rental as a result of continuing sales at these communities.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended March 31, 2011 decreased by $3.0 million, to $2.7 million as compared to $5.7 million for the three months ended March 31, 2010. The decreased number of homes settled during the quarter accounted for the decline in the aggregate cost of sales figure.

Cost of sales – other

Cost of sales – other decreased approximately $1.6 million during the three months ended March 31, 2011. Substantially all of the costs in 2010 (approximately $2.5 million) related to the sale of land at our Station View project. The balance was attributable to our aforementioned rental operations. In 2011, approximately $1 million of costs related to our aforementioned general contracting projects. The balance of approximately $0.3 related to our rental operations.

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

If the project meets the GAAP accounting criteria of held for sale, the project is valued at the lower of cost or fair value less estimated selling costs. Currently the Company’s Eclipse and Penderbrook projects meet these criteria. If the project sales are expected to extend over a period of time, the Company calculates fair value utilizing a discounted cash flow model as discussed below, although the Company would select a discount rate to reflect the relative construction and other risks.

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

The Company recorded an impairment charge of $1.5 million during the twelve months ended December 31, 2010 to properly record its for sale projects at fair market value less costs to sell consistent with the provisions of ASC 360. No such impairment charges were incurred during the three months ended March 31, 2011.

Real estate held for development and sale after impairment charges consists of the following:

	March 31, 2011	December 31, 2010
Land and land development costs	$5,621	$8,862
Cost of construction (including capitalized interest and real estate taxes)	23,255	25,146

	$28,876	$34,008

Selling, general and administrative

Selling general and administrative expenses for the three months ended March 31, 2011 decreased $0.1 million to $1.4 million, as compared to $1.5 million for the three months ended March 31, 2010. The reduction in expenses over the three month period is attributable to initiatives that have resulted in decreases in office rent, legal, accounting and consulting expenses. Additionally, our general contracting projects and the beginning of construction at our Cascades Apartment project allows for better utilization of our overhead.

Interest, real estate taxes and indirect costs related to inactive projects

Interest, real estate taxes and indirect costs related to our inactive projects are expensed as incurred. The decline in interest, real estate taxes and indirect costs related to inactive projects is directly related to the decline in the number of homes remaining in inventory and the overall cost and amounts of the related debt. As our inventory is sold, both real estate tax expense and interest declines. Additionally, our cost of financing declined with the refinancing of the Eclipse project (see Note 12)

Income taxes

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

The Company is projecting a tax loss for the twelve months ended December 31, 2011. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at March 31, 2011. This results in a zero current income tax expense for the three months ended March 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three months ended March 31, 2011

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2010 tax years generally remain subject to examination by federal and most state tax authorities.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings, cash flow from operations, which includes the sale and delivery of constructed homes and rental apartment projects and finished and raw building lots, and the sale of equity and debt securities.

Our liquidity remains below desired levels and we continue to have limited access to new capital. However, the steps we have taken over the past three years has improved our financial condition. These steps include the successful refinancing of our Eclipse on Center Park condominium project in February, 2011. The new financing has addressed a significant maturity and provided enhanced flexibility to us as we realize cash flow from the sales of the remaining condominium units. We also were successful in securing a 5 year $11.0 million construction/mortgage loan to support the construction of a 103 unit rental apartment project in the Cascades planned community in the Potomac Falls area of Loudoun County, Virginia. Additionally, we successfully raised $2.35 million in funds (of which $2.1 million was received in 2010 with the remaining collected in the first quarter of 2011) through a private placement to provide additional financial support related to the apartment project in Loudoun County, Virginia. (“Cascades Apartment project”). Further, we believe the court decision in the Balfour litigation, if collected, will improve our liquidity assuming the pending appeal of the award by the defendant is concluded in a manner favorable to us.

We continue to engage in discussions with lenders and potential equity investors in an effort to provide additional liquidity to sustain business operations and growth capital to fund various new business opportunities. We are anticipating that through a combination of these ongoing discussions, the additional cash from settlement proceeds and the cash generated from our rental and real estate service operations, that we will generate sufficient cash to sustain our operations through 2011. However, this outcome is dependent upon our ability to meet the minimum settlement requirements specified by our lenders at the Penderbrook and Eclipse projects. We have met the sales quota requirements for our loan related to the Eclipse project and are in compliance with these settlement requirements at March 31, 2011. The Company is currently in discussions with its lender on the Penderbrook project with respect to its required settlement quota as the quota was not achieved during the first quarter of 2011. The Company does not believe that a modification of the current cash flow proceed allocations related to this loan would have a material impact on its current cash flow or financial condition in event the Company is unsuccessful in its effort to maintain the existing sales quota arrangement with the lender.

However, if we are unable to meet the sales quotas for an extended period of time then substantially all of the cash flow may be retained by the lenders and applied to principal debt curtailments. If we are unable to maintain compliance with the cumulative minimum settlement requirements for an extended period of time, we would need to seek waivers or additional loan modifications from the project lender. If we were unable to secure such waivers or modifications, this may substantially reduce the amount of cash generated through unit settlements and make it necessary for us to attempt to generate alternative sources of revenue to meet our operating cash flow requirements. To do so, we may have to seek to leverage the judgment award which we obtained against Balfour, attempt to sell our remaining parcels of land, seek to raise additional capital or seek to obtain additional financing to meet our operating cash flow requirements. If, in the absence of cash flow being generated from unit settlements, we were unable to generate additional capital through any of these alternative sources, we could deplete our cash reserves and may be forced to seek protections afforded under the bankruptcy code. There can be no assurance that in the event we were forced to seek bankruptcy protection that we would be able to reorganize and, in such an event, we could be forced to liquidate our assets.

Credit Facilities

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. As of March 31, 2011, maturities of all of our borrowings are as follows:

2011	6,162
2012	606
2013	5,008
2014	9,516
2015 and thereafter	5,234

Total	$26,526

The Company is actively engaged with potential investors and lenders to obtain capital to refinance its short-term obligations and to secure new capital to pursue growth opportunities. While the Company believes it has available options to address the remaining 2011 maturities, there can be no assurances that the Company will be successful in these efforts.

Substantially all of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. The obligations to Eagle Bank and Cardinal Bank are however subject to minimum interest floors as discussed below. As a result, we are exposed to market risk in the event of interest rate increases. At March 31, 2011, the one-month LIBOR and prime rates of interest were 0.244% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 2.38% to 4.24%.

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, at March 31, 2011 our outstanding debt by lender was as follows:

Bank	Balance as of 03/31/11	Recourse
Eagle Bank	$9,516	Secured
Wachovia	206	Unsecured
Guggenheim Capital Partners	6,162	Secured
Cardinal Bank	1,094	Secured
Cornerstone (Haven Trust)	400	Unsecured
Bank of America	3,752	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	21,518
Due to affiliates – Stonehenge Funding	5,008	Unsecured

Total	$26,526

On February 2, 2011, Comstock Homebuilding Companies, Inc., through a subsidiary called Comstock Potomac Yard, L.C. (the “Borrower”), entered into a new inventory term loan agreement (“Eagle Loan Agreement”) with Eagle Bank (“Lender”) pursuant to which the Borrower secured an Eleven Million Eight Hundred Fifty Thousand Dollar ($11,850,000) loan with a three year term (the “Eagle Bank Loan”)

to refinance the Company’s Eclipse on Center Park condominium project in Arlington, Virginia (the “Project”). Proceeds from the Eagle Bank Loan were primarily utilized to pay off existing indebtedness owed to KeyBank, N.A. in advance of its March 14, 2011 maturity. Under the terms of the loan agreement, the Eagle Bank Loan provides for an initial interest rate of Prime plus two percent (2%) with an interest rate floor of seven percent (7%). The Borrower is required to make monthly payments of interest only to Lender, to the extent not offset by an interest reserve initially set aside for the benefit of Borrower, and a minimum principal curtailment payment of Five Million Five Hundred Thousand Dollars ($5,500,000) no later than eighteen (18) months following the closing of the Eagle Bank Loan (the “Minimum Principal Curtailment”). The Eagle Bank Loan also has a minimum sales pace requirement requiring the Borrower to sell a minimum of six (6) units every six (6) months, on a cumulative basis. There is no prepayment penalty associated with the Eagle Bank Loan, which is secured by a first deed of trust on the property. The Company, and each of Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company (the “Officers”), have fully guaranteed the Eagle Bank Loan. The Officer guaranties are reduced to fifty percent (50%) of the outstanding principal amount of the Eagle Bank Loan, from time to time, upon the happening of certain events, including the satisfaction of the Minimum Principal Curtailment. In connection with the Officers’ limited guaranty of the Eagle Bank Loan, the Officers and the Company entered into a Credit Enhancement and Indemnification Agreement on February 17, 2011 (the “Indemnification Agreement”) providing for full indemnification of the Officers by the Company against future losses incurred as a result of their guaranty of the Cardinal Loan or the Eagle Bank Loan. Pursuant to the Indemnification Agreement, the Officers, on an aggregate basis, are entitled to a credit enhancement fee (“Credit Enhancement Fee”) from the Company for the Cardinal Loan and the Eagle Bank Loan calculated at a rate of four percent (4%) per annum based on the lesser of (i) the combined outstanding balance of the Cardinal Loan and the Eagle Bank Loan at the end of each month, or (ii) such Officer’s maximum guaranty exposure in connection with the Cardinal Loan and the Eagle Bank Loan. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis.

On January 31, 2011, Comstock Cascades II, L.C., a subsidiary of the Company (“Cascades II”) entered into a private placement for the sale of membership interests in Cascades II whereby Cascades II raised working capital in the amount of Two Million Three Hundred and Fifty Thousand Dollars ($2,350,000) (the “Private Placement”) related to the planned construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”). Of this amount $2.1 million was received during the year ended December 31, 2010 and is reflected within Restricted Cash on the balance sheet as of December 31, 2010. Proceeds of the Private Placement, were utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness owed to M and T Bank (“M&T”) in relation to the Cascades Apartments project, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Private Placement included unrelated third party investors along with several members of the Company’s Board of Directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company.

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

Concurrent with the closing of the Cardinal Loan, $1.5 million of then existing indebtedness to M&T Bank was retired for approximately $1.3 million. Accordingly, the Company recorded a gain of approximately $0.2 million on the extinguishment of the obligations.

At March 31, 2011, the Company had approximately $6.2 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On September 16, 2009, the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forbear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled.

Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements on a monthly and quarterly basis. If the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. As of January 1, 2011, the base interest rate is LIBOR plus 200 basis points which is adjusted by a 200 basis point paid in kind interest (“PIK”) which accrues on a monthly basis on the loan. Based upon the number of units sold at the Penderbrook project, this note is scheduled to mature in September, 2011, but can be extended further based upon the satisfaction of a certain number of additional units sold 14 days prior to the extended maturity date, but in no event will it extend beyond March 2012. The Company is currently in discussions with its lender on the Penderbrook project with respect to its required settlement quota as the quota was not achieved during the first quarter of 2011. The Company does not believe that a modification of the current cash flow proceed allocations related to this loan would have a material impact on its current cash flow or financial condition in event the Company is unsuccessful in its effort to maintain the existing arrangement with the lender.

At March 31, 2011, the Company had $3.8 million outstanding to Bank of America (“BOA”) in a 10-year unsecured note. In February 2010, the Company reached an agreement in principle with BOA regarding the modification of the note’s curtailment terms. In connection therewith, the Company agreed to pay an extension fee of $100 and BOA agreed to delay for one year, until January 2011, the commencement of interest payments. The maturity date remains unchanged at December 28, 2018. On February 25, 2010 the Company entered into a Seventh Loan Modification Agreement with Bank of America (“BOA”) regarding the modification of the terms of one certain unsecured loan with an approximate principal balance of $3,700,000 (“Line of Credit”). In connection therewith the Company agreed to pay an extension fee of $100,000 and BOA agreed to delay for one year, until January 2011, the commencement of repayments of all previously unpaid interest accruing since the date of the Company’s previously reported modification of the Line of Credit in November 2008. The maturity date remains unchanged at December 28, 2018. On February 1, 2011, the Company entered into the Eighth Loan Modification Agreement with Bank of America (“BOA”) (the “Modification Agreement”). The Modification Agreement required payments of past interest and modification fees of approximately $175 thousand on February 1, 2011, which were paid in accordance with the agreement. The maturity date remains December 28, 2018. Comstock is required to make monthly interest payments beginning on February 28, 2011 through loan maturity. Commencing January 28, 2012 and continuing on each and every month through November 28, 2018, Comstock is also required to make monthly principal payments of approximately $37 thousand.

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

Cash Flow

Net cash provided by operating activities was $1.4 million for the three months ended March 31, 2011 and $6.7 million for the three months ended March 31, 2010. In both years the primary source of cash provided by operating activities was the sale of real estate assets. The decline between periods is largely related to a decline in the number of homes settled during the period – 17 homes were settled during the quarter ended March 31, 2010 (generating $7.9 million in cash) versus 7 for the same period of 2011 (generating $2.7 million in cash). In addition, included in the 2010 cash flows is the sale of land at our Station View project located in Loudoun County, Virginia for $2.8 million.

Net cash used by investing activities was $1.6 million for the three months ended March 31, 2011, which relates to the construction of the Cascades Apartment rental project. There were no material cash flows from investing activities for the three months ended March 31, 2010.

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2011 and net cash used in financing activities was $6.8 million for the three months ended March 31, 2010. Repayments of indebtedness were the primary use of cash from financing activities in both years. Included in the 2011 financing cash flows is approximately $2.4 million related to the Private Placement for the Cascades Apartments.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2011 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2010.

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Form 10-K filed for the fiscal year ended December 31, 2010. Our actual results could differ materially from these projected or suggested by the forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011, based on criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of March  31, 2011, our internal control over financial reporting is effective.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There have been no material changes to the legal proceedings discussed under “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS

We previously disclosed risk factors under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these risk factors.

ITEM 6.	EXHIBITS

10.95	Loan Agreement, dated as of January 27, 2011, by and among Comstock Potomac Yard, LLC and Eagle Bank (incorporated by reference to Exhibit 10.95 to the company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.96	Loan Agreement, dated as of February 11, 2011, by and among Comstock Cascades II, L.C. and Cardinal Bank (incorporated by reference to Exhibit 10.96 to the company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.97*	Credit Enhancement and Indemnification Agreement, dated February 17, 2011, by and between Registrant and Christopher D. Clemente and Gregory V. Benson

10.98*	Form of Non-Employee Board of Director Restricted Stock Agreement

10.99*	Form of Non-Employee Board of Director Amended and Restated Restricted Stock Agreement

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended

32.1**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: May 13, 2011	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ JOSEPH M. SQUERI
Joseph M. Squeri Chief Financial Officer (Principal Financial Officer)