Form 10-Q
period 2011-06-30
Comstock Homebuilding Companies, Inc.
filed 2011-08-12
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 1-32375

Comstock Homebuilding Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1164345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11465 Sunset Hills Road

Suite 410

Reston, Virginia 20190

(703) 883-1700

(Address zip code, and telephone number, including area code, of principal executive offices)

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

As of August 11, 2011, 17,220,462 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$609	$475
Restricted cash	3,089	5,201
Real estate held for development and sale	26,687	34,008
Construction in process – Variable Interest Entity	8,559	0
Property, plant and equipment, net	40	50
Other assets	3,520	1,194

TOTAL ASSETS	$42,504	$40,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$5,925	$5,884
Notes payable - secured by real estate held for development and sale	14,062	18,853
Notes payable - Variable Interest Entity	6,205	0
Notes payable - due to affiliates, unsecured	5,008	5,008
Notes payable - unsecured	4,383	4,515

TOTAL LIABILITIES	35,583	34,260

Commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 17,405,474 and 17,120,467 issued and outstanding, respectively	174	171
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	167,051	166,700

Treasury stock, at cost (391,400 shares Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(160,492)	(157,791)

TOTAL COMSTOCK HOMEBUILDING EQUITY	4,321	6,668
Non-controlling interest – Variable Interest Entity	2,600	0

TOTAL EQUITY	6,921	6,668

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,504	$40,928

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Revenue - homebuilding	$3,120	$5,919	$6,139	$11,613
Revenue - apartment buildings and real estate services	2,783	509	4,350	3,955

Total revenue	5,903	6,428	10,489	15,568
Expenses
Cost of sales - homebuilding	2,736	5,673	5,458	11,364
Cost of sales - apartment buildings and real estate services	2,628	413	3,901	3,285
Impairments and write-offs	0	0	0	0
Selling, general and administrative	1,933	1,405	3,318	2,861
Interest, real estate taxes and indirect costs related to inactive projects	451	821	820	1,670

Operating loss	(1,845)	(1,884)	(3,008)	(3,612)
Gain on debt restructuring	0	0	(146)	0
Other (income) loss, net	(287)	(41)	(411)	(877)

Loss before income taxes	(1,558)	(1,843)	(2,451)	(2,735)
Income taxes expense	0	0	0	0

Net loss	(1,558)	(1,843)	(2,451)	(2,735)
Less: Net income attributable to non-controlling interests	118	0	250	0

Net loss attributable to Comstock Homebuilding Co., Inc.	$(1,676)	$(1,843)	$(2,701)	$(2,735)

Basic loss per share	$(.09)	$(.10)	$(.15)	$(.15)

Diluted loss per share	$(.09)	$(.10)	$(.15)	$(.15)

Basic weighted average shares outstanding	18,784	18,365	18,407	18,231

Diluted weighted average shares outstanding	18,784	18,365	18,407	18,231

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Non-controlling interest	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	15,609	$156	2,733	$27	$157,418	$(2,439)	$0	$(151,029)	$4,133

Cumulative effect of a change in accounting principle								936	936
Stock compensation and issuances	470	5			539				544
Stonehenge capital contribution					7,689				7,689
Warrants					101				101
Net loss								(2,735)	(2,735)

Balance at June 30, 2010	16,079	$161	2,733	$27	$165,747	$(2,439)	$0	$(152,828)	$10,668

Balance at December 31, 2010	17,120	$171	2,733	$27	$166,700	$(2,439)	$0	$(157,791)	$6,668
Stock compensation and issuances	285	3			351				354
Non-controlling interest							2,350		2,350
Net loss							250	(2,701)	(2,451)

Balance at June 30, 2011	17,405	$174	2,733	$27	$167,051	$(2,439)	$2,600	$(160,492)	$6,921

The accompanying notes are an integral part of these consolidated financial statement.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,451)	$(2,735)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization and depreciation	10	84
Gain on M&T note retirement	(146)	0
Gain on trade payable settlements	(150)	(860)
Changes in operating assets and liabilities:
Restricted cash	12	117
Real estate held for development and sale	4,816	13,338
Other assets	(2,376)	57
Accounts payable and accrued liabilities	3,101	823

Net cash provided by operating activities	2,816	10,824

Cash flows from investing activities:
Investment in Cascades Apartments – construction in process	(6,054)	0
Purchase of property, plant and equipment	0	(4)

Net cash used in investing activities	(6,054)	(4)

Cash flows from financing activities:
Proceeds from notes payable	17,273	822
Payments on notes payable	(16,250)	(12,006)
Proceeds from Cascades Private Placement	2,350	26

Net cash provided by (used in) financing activities	3,372	(11,158)

Net increase (decrease) in cash and cash equivalents	134	(338)
Cash and cash equivalents, beginning of period	475	1,085

Cash and cash equivalents, end of period	$609	$747

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$457	$1,260
Reduction in notes payable in connection with troubled debt restructuring	$0	$7,689
Increase in additional paid in capital in connection with troubled debt restructuring	$0	$7,689
Reduction in real estate held for development and sale in connection with deconsolidation of subsidiaries	$0	$15,406
Reduction in notes payable in connection with deconsolidation of subsidiaries	$0	$15,893
Reduction in accrued liabilities in connection with deconsolidation of subsidiaries	$0	$449
Increase in opening retained earnings in connection with deconsolidation of subsidiaries	$0	$936
Non-cash stock compensation charges	$388	$619
Increase in class A common stock par value in connection with issuance of stock compensation	$3	$5
Increase in additional paid in capital in connection with issuance of stock compensation	$351	$614
Reduction in accounts payable and restricted cash due to Cascades Private Placement closing	$2,100	$0

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

Liquidity Developments

On July 12, 2011, the Company entered into a new three-year $13.8 million loan with Sunbridge Capital Management LLC (“Sunbridge”) to refinance the Company’s Eclipse at Potomac Yard condominium project in Arlington, Virginia. Proceeds from the loan were primarily utilized to pay off existing indebtedness owed to Eagle Bank, closing fees, and for general corporate purposes. In addition, Sunbridge issued a commitment letter to the Company, through its subsidiary Comstock Penderbrook, L.C. (“CP”), for the refinancing of the Company’s Penderbrook Square condominium project located in Fairfax, Virginia (“Penderbrook Project”). Under the terms of the commitment, CP will secure a maximum $7.0 million loan with a three year term with proceeds from the loan to be utilized to pay off existing indebtedness owed to Guggenheim Corporate Funding, LLC, pay the loan closing fees, and for general corporate purposes. See Note 15 for additional discussion regarding this transaction.

On July 21, 2011, Comstock Potomac Yard, L.C. (“Comstock Potomac Yard”) a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), entered into a settlement agreement with Balfour Beatty Construction, L.C., successor in interest to Centex Construction, (“Balfour”) whereby Comstock Potomac Yard agreed to a settlement in the total amount of $10,293 in satisfaction of certain claims and a previous judgment entered in its favor in the amount of $11,963 in the United States District Court for the Eastern District of Virginia, Alexandria Division, entered on March 19, 2010. The settlement was the result of a voluntary mediation process between Comstock Potomac Yard, Balfour and one of the major subcontractors on the Company’s Eclipse high rise condominium project (the “Project”). The judgment resulted from litigation initiated by Comstock Potomac Yard in September of 2008 against Balfour as a result of delays in completion of the Project. The settlement proceeds were received August 4, 2011. Of the $10.3 million in proceeds received $4.6 million was used to curtail outstanding debt.

While there can be no assurances, the Company believes that as a result of the new loan, loan commitment, the additional cash from settlement proceeds of the Balfour litigation, and the cash generated by our other operating activities, the Company has financial resources sufficient to sustain its operations through 2011.

2. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale includes land, land development costs, interest and other construction costs. Land held for development is stated at cost, or when circumstances or events indicate that the land is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various lots or housing units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. Selling costs are expensed as incurred.

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

The Company has classified its Eclipse and Penderbrook projects as held for sale as discussed above and accordingly, written the projects down to fair value less costs to sell as determined by discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, primarily estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the estimated timeframe for sales in a community challenging, the Company has generally assumed sales prices equal to or less than current prices and the remaining duration of the community sales process were estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes to be an appropriate discount rate based on current market cost of capital and return expectations. The Company has used its best judgment in determining an appropriate discount rate based on information it has received from marketing its communities for sale in recent periods, and accordingly has elected to use a rate of 13% in its discounted cash flow model. While the selection of a 13% discount rate was subjective in nature, the Company believes it is an appropriate rate in the current market and appropriately reflects the economics of the market, current return expectations, the cash flow characteristics of the projects and the substantially completed nature of its for sale inventory. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates were made. In recent months, market conditions affecting the Company’s Washington, DC area projects have improved; however, if market conditions deteriorate again, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

The Company recorded an impairment charge of $1.5 million during the year ended December 31, 2010, to properly record its for sale projects at fair market value less costs to sell consistent with the provisions of ASC 360. No such charges were incurred during the six months ended June 30, 2011.

After impairments and write-offs, real estate held for development and sale consists of the following:

	June 30, 2011	December 31, 2010
Land and land development costs	$5,067	$8,862
Cost of construction (including capitalized interest and real estate taxes)	21,620	25,146

	$26,687	$34,008

3. CONSTRUCTION IN PROCESS – VARIABLE INTEREST ENTITY

In February 2011, the Company began construction on a 103 unit apartment rental project located in the Cascades master planned community in Loudoun County, Virginia. Accordingly, upon the initiation of construction, the value of the existing land upon which the project is being constructed (approximately $2.6 million) was reclassified from Real Estate Held for Development and Sale to Construction in Process in the accompanying financial statements. The total construction costs capitalized in addition to the land and land development costs are approximately $6.0 million. See Note 12.

4. GENERAL CONTRACTING

The Company periodically undertakes short-term general contracting projects to supplement its core residential homebuilding operations. These contracts are typically no more than 12 months in length. Revenue and earnings on these general contracting contracts are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. Total revenue and gross profit recognized for the three months ended June 30, 2011 was $2.4 million $0.2 million respectively. During the six months ended June 30, 2011 total revenue and gross profit recognized was $3.6 million $0.4 million respectively. The revenues associated with these projects are included in Revenue – other and the costs in Cost of sales – other in the accompanying consolidated statement of operations for the six months ended June 30, 2011. Included in other assets and accounts payable are approximately $1.7 million and $2.0 million, respectively, related to general contracting projects in process. See Note 8 for additional discussion.

5. WARRANTY RESERVE

Warranty reserves for units settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the typical one-year warranty period provided by the Company or within the five-year statutorily mandated structural warranty period for condominiums. Since the Company subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. This reserve is an estimate and actual warranty costs could vary from these estimates. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning period	$1,081	$644	$1,110	$693
Additions	12	25	24	48
Releases and/or charges incurred	(45)	(93)	(86)	(165)

Balance at end of period	$1,048	$576	$1,048	$576

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total interest incurred and capitalized	$110	$0	$122	$0

Interest expensed as a component of cost of sales	$542	$982	$1,026	$1,946

Other than the Cascades Apartment project, the Company’s real estate projects were determined to be inactive for accounting purposes as they were either substantially complete or management elected to suspend construction activities indefinitely. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect expense related to inactive projects:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total interest incurred and expensed for inactive projects	$328	$633	$528	$1,333
Total real estate taxes incurred and expensed for inactive projects	75	160	187	299
Total production overhead incurred and expensed for inactive projects	47	28	104	38

	$450	$821	$819	$1,670

7. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the three and six months ended June 30, 2011 and 2010 are presented on the consolidated statement of operations. As a result of net losses during the three and six months ended June 30, 2011 and 2010, restricted stock awards, stock options and warrants were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Comprehensive income

For the three and six months ended June 30, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

8. SEGMENT DISCLOSURES

We operate our business through three segments: Homebuilding, Apartment Buildings and Real Estate Services. We are exclusively focused on the Washington, DC market.

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

For our Apartment Buildings segment we focus on projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated institutional demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale to institutional buyers when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future. Revenues and expenses reported in the segment below relate to assets shared with the Homebuilding segment. The assets currently generating revenues in this segment are considered held for sale as discussed in note 2.

Our Real Estate Services segment pursues projects in all aspects of real estate including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies and general construction. We provide a wide range of construction management and general contracting services to other property owners.

The following disclosure includes the Company’s three reportable segments of homebuilding, apartment buildings and real estate services. Each of these segments operates within the Company’s single Washington, DC reportable geographic segment. The information for 2010 has been reclassified to conform to current year business segment presentation.

	(in thousands)
	Homebuilding	Apartment Buildings	Real Estate Services	Total
Three Months Ended June 30, 2011
Net Revenue	$3,120	$354	$2,429	$5,903
Gross Profit	383	(16)	171	538
Operating (Loss) Profit	(1,147)	(750)	52	(1,845)
Total Assets	31,292	8,988	2,224	42,504
Depreciation and amortization	6	0	0	6
Capital expenditures	0	0	0	0

Three Months Ended June 30, 2010
Net Revenue	$5,919	$509	$0	$6,428
Gross Profit	246	96	0	342
Operating (Loss) Profit	(1,980)	96	0	1,884
Total Assets	42,821	174	0	42,995
Depreciation and amortization	9	0	0	9
Capital expenditures	0	0	0	0

Six Months Ended June 30, 2011
Net Revenue	$6,139	$776	$3,574	$10,489
Gross Profit	680	85	364	1,130
Operating (Loss) Profit	(2,589)	(659)	240	(3,008)
Total Assets	31,292	8,988	2,224	42,504
Depreciation and amortization	10	0	0	10
Capital expenditures	0	0	0	0

Six Months Ended June 30, 2010
Net Revenue	$11,613	$3,955	$0	$15,568
Gross Profit	249	670	0	919
Operating (Loss) Profit	(4,282)	670	0	3,612
Total Assets	42,821	174	0	42,995
Depreciation and amortization	84	0	0	84
Capital expenditures	0	0	0	0

The Company allocates selling general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations, based upon its estimate of time allocable to the segment or based upon overall pro rata revenue generation.

9. INCOME TAX

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

The Company is projecting a tax loss for the twelve months ended December 31, 2011. Therefore, an effective tax rate of zero was assumed in calculating the current income tax expense at June 30, 2011. This results in a zero current income tax expense for the three and six months ended June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and six months ended June 30, 2011.

The Company currently has approximately $100 million in Federal and State NOLs with a potential value of up to $35 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of June 30, 2011, the cumulative shift in the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, a Section 382 limitation is not expected to materially impact the Company’s financial position or results of operations as of June 30, 2011.

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

In an effort to preserve the availability of these NOLs, Comstock earlier this year adopted a Section 382 stockholder rights plan (the “Rights Plan”). The Rights Plan was adopted to reduce the likelihood of such an unintended “ownership change” and thus assist in preserving the value of these tax benefits. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years. This plan was submitted to a vote of the Company’s shareholders on June 17, 2011 and the plan was approved at that meeting.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2010 tax years generally remain subject to examination by federal and most state tax authorities.

10. COMMITMENTS AND CONTINGENCIES

Litigation

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552,000 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, the Company received an order of the court in April 2009 invalidating the liens. On March 19, 2010, the Company’s subsidiary received a judgment against Balfour in an amount of $11.96 million. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. On July 21, 2011, the Company and Balfour reached a settlement for all claims related to this matter for approximately $10.3 million. See Note 15.

On April 25, 2011, the Unit Owners Association of Penderbrook Square, a condominium, served Comstock Penderbrook, L.C. (“CPB”) with a lawsuit alleging approximately $1.0 million in damages resulting from structural defects in the common elements of the Condominium pursuant to the structural warranty statute contained in the Virginia Condominium Act. CPB intends to vigorously defend the claim and believes this will not have a material adverse impact on our financial position, operating results or cash flows.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At June 30, 2011 the Company has issued $528 in letters of credit and $2,233 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit or performance bonds.

11. RELATED PARTY TRANSACTIONS

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

On or about January 15, 2010, Comstock Property Management, L.C. (“CPM”), a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), agreed to enter into a new three year lease with CAM, for the use of approximately 8.2 square feet of office space at the Company’s existing headquarters (the “Lease”). During the six months ended June 30, 2011 and 2010 total payments were $105 and $147, respectively.

During the second quarter of 2009, the Company began deferring a portion of the base salary payments to our Chief Executive Officer and our Chief Operating Officer. At June 30, 2011 the balance of the deferred compensation is $842. These deferrals ended on May 1, 2011.

During 2003, the Company entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, the Chief Operating Officer of the Company, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software. During the three months ended June 30, 2011 and 2010 total payments made to I-Connect were $36 for each period. Although I-Connect has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time.

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

In connection with the purchase of the unsecured debt discussed in Note 13, Stonehenge acquired a warrant for the purchase of 1,500,000 shares of the Company’s Class A Common Stock at an exercise price of $.70 per share. Thereafter, Stonehenge surrendered a portion of the warrant representing 500,000 shares to the Company. On September 14, 2010, the Company’s Chairman and Chief Executive Officer exercised his right to purchase 855,000 shares of the Company’s Class A Common Stock for an exercise price of $.70 per share tendering approximately $600 thousand to Comstock. The purchase was accomplished through Stonehenge.

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

Comstock Services, L.C., a subsidiary of the Company, entered into a Subcontract Agreement with Davis Construction, LLC to perform sitework and land development for a project known as Loudoun Station in Loudoun County, Virginia. Comstock Partners, L.C., an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, is the owner of the Loudoun Station project. The total contract value is estimated to be approximately $5 million.

Pursuant to a Credit Enhancement Agreement by and between Comstock Homebuilding Companies, Inc. and Gregory Benson, the COO and President of the Company, and Christopher Clemente, the Chairman and Chief Executive Officer of the Company (each, a “Guarantor”), the Guarantors have agreed to provide credit enhancement and the personal guarantee of loans with Cardinal Bank and Eagle Bank in exchange for payment by the Company of a Credit Enhancement Fee (see Note 13). As a result of this credit enhancement the Guarantors on an aggregate basis are entitled to a credit enhancement fee calculated at a rate of four percent (4%) per annum based on an agreed upon formula more fully discussed in Note 12. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. During the six months ended June 30, 2011, the Company made guarantee payments under this agreement of approximately $106 thousand. Another $106 thousand is accrued in accounts payable to be paid at the end of the year. The financing with Sunbridge (see Note 15) eliminated the need for personal guarantees on the applicable projects and accordingly this agreement was terminated on July 12, 2011 with respect to the fees paid on the Eagle Bank loan.

12. VARIABLE INTEREST ENTITY

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

On February 11, 2011, Comstock closed its loan agreement with Cardinal Bank (see Note 13) which provided the necessary construction financing for the development of the Cascades Apartments and concurrent with that closing, the Company utilized the proceeds of the Private Placement offering as described above. The Company has fully guaranteed the loan and accordingly, Comstock has concluded that Cascades II is a VIE. As part of the Cascades II operating agreement, the Company has majority voting and complete operational control of the subsidiary. The Company concluded that it is the primary beneficiary of the VIE and therefore the financial condition, results of operations and cash flows of Cascades II are consolidated in the accompanying financial statements.

The investors in the Private Placement (the “Priority Members”) are entitled to a cumulative, compounded, preferred return, subject to the performance of Cascades II, of 20% per annum, compounded annually on their capital account balances. Comstock has the right to repurchase the interest of the Priority Members provided that i) all of the Priority Members interests are acquired, ii) the purchase is made in cash and iii) the purchase price shall equal the Priority Members capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The equity contribution related to the Private Placement is reflected as a Non-Controlling Interest as a component of consolidated shareholders’ equity. There was no income or loss attributable to Cascades II for the period ending June 30, 2011.

The Company’s investment is subordinate to the Priority Members investment and gains from the operating activity and distributions of cash flow (if any) of Cascades II will be allocated to the Priority Members (in advance of Comstock) up to their capital account plus the required preferred return of 20% as outlined above. The estimated accrued priority return of $251 thousand is reflected in the accompanying statement of operations as net income attributable to non-controlling interests to properly state the capital accounts of the members of the VIE.

13. CREDIT FACILITIES

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. As of June 30, 2011, maturities of all of our borrowings are as follows:

2011	4,667
2012	606
2013	5,008
2014	9,031
2015 and thereafter	10,345

Total	$29,657

As detailed in Note 1 and Note 15, the Company has received a commitment to refinance the existing loan related to the Company’s Penderbrook project. The new commitment is a three-year loan with an interest rate of 12.5%. The proceeds of the loan, when funded, are to be used to refinance the Guggenheim note, fees related to the loan and for general corporate purposes. The Company expects to refinance this note during 2011.

Substantially all of the Company’s debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. The obligations to Eagle Bank and Cardinal Bank are however subject to minimum interest floors as discussed below. As a result, we are exposed to market risk in the event of interest rate increases. At June 30, 2011, the one-month LIBOR and prime rates of interest were 0.244% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 2.38% to 4.24%.

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, at June 30, 2011 our outstanding debt by lender was as follows:

Bank	Balance as of 06/30/11	Recourse
Eagle Bank	$9,030	Secured
Wachovia	206	Unsecured
Guggenheim Capital Partners	4,668	Secured
Cardinal Bank	6,205	Secured
Cornerstone (Haven Trust)	400	Unsecured
Bank of America	3,752	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	24,649
Due to affiliates – Stonehenge Funding	5,008	Unsecured

Total	$29,657

On February 2, 2011, Comstock Homebuilding Companies, Inc., through a subsidiary called Comstock Potomac Yard, L.C. (the “Borrower”), entered into a new inventory term loan agreement (“Eagle Loan Agreement”) with Eagle Bank (“Lender”) pursuant to which the Borrower secured an Eleven Million Eight Hundred Fifty Thousand Dollar ($11,850,000) loan with a three year term (the “Eagle Bank Loan”) to refinance the Company’s Eclipse on Center Park condominium project in Arlington, Virginia (the “Project”). Proceeds from the Eagle Bank Loan were primarily utilized to pay off existing indebtedness owed to KeyBank, N.A. in advance of its March 14, 2011 maturity. Under the terms of the loan agreement, the Eagle Bank Loan provides for an initial interest rate of Prime plus two percent (2%) with an interest rate floor of seven percent (7%). The Borrower is required to make monthly payments of interest only to Lender, to the extent not offset by an interest reserve initially set aside for the benefit of Borrower, and a minimum principal curtailment payment of Five Million Five Hundred Thousand Dollars ($5,500,000) no later than eighteen (18) months following the closing of the Eagle Bank Loan (the “Minimum Principal Curtailment”). The Eagle Bank Loan also has a minimum sales pace requirement requiring the Borrower to sell a minimum of six (6) units every six (6) months, on a cumulative basis. There is no prepayment penalty associated with the Eagle Bank Loan, which is secured by a first deed of trust on the property. The Company, and each of Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company (the “Officers”), have fully guaranteed the Eagle Bank Loan. The Officer guaranties are reduced to fifty percent (50%) of the outstanding principal amount of the Eagle Bank Loan, from time to time, upon the happening of certain events, including the satisfaction of the Minimum Principal Curtailment. In connection with the Officers’ limited guaranty of the Eagle Bank Loan, the

Officers and the Company entered into a Credit Enhancement and Indemnification Agreement on February 17, 2011 (the “Indemnification Agreement”) providing for full indemnification of the Officers by the Company against future losses incurred as a result of their guaranty of the Cardinal Loan or the Eagle Bank Loan. Pursuant to the Indemnification Agreement, the Officers, on an aggregate basis, are entitled to a credit enhancement fee (“Credit Enhancement Fee”) from the Company for the Cardinal Loan and the Eagle Bank Loan calculated at a rate of four percent (4%) per annum based on the lesser of (i) the combined outstanding balance of the Cardinal Loan and the Eagle Bank Loan at the end of each month, or (ii) such Officer’s maximum guaranty exposure in connection with the Cardinal Loan and the Eagle Bank Loan. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. This loan was repaid in full on July 12, 2011. The new loan does not require personal guaranties and consequently, this guaranty from the Officers was terminated.

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

At June 30, 2011, the Company had approximately $4.7 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On September 16, 2009, the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forbear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements on a monthly and quarterly basis. If the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to ten percent (10%) of the net sales price of sold units in accordance with the loan agreement and first two amendments. As of January 1, 2011, the base interest rate is LIBOR plus 200 basis points which is adjusted by a 200 basis point paid in kind interest (“PIK”) which accrues on a monthly basis on the loan. Based upon the number of units sold at the Penderbrook project, this note is scheduled to mature in September, 2011, but can be extended further based upon the satisfaction of a certain number of additional units sold 14 days prior to the extended maturity date, but in no event will it extend beyond March 2012. The Company has received a commitment from Sunbridge to fully refinance this mortgage and the Company expects to refinance this note during 2011.

At June 30, 2011, the Company had $3.8 million outstanding to Bank of America (“BOA”) in a 10-year unsecured note. In February 2010, the Company reached an agreement in principle with BOA regarding the modification of the note’s curtailment terms. In connection therewith, the Company agreed to pay an extension fee of $100 and BOA agreed to delay for one year, until January 2011, the commencement of interest payments. The maturity date remains unchanged at December 28, 2018. On February 25, 2010 the Company entered into a Seventh

Loan Modification Agreement with Bank of America (“BOA”) regarding the modification of the terms of one certain unsecured loan with an approximate principal balance of $3,700,000 (“Line of Credit”). In connection therewith the Company agreed to pay an extension fee of $100,000 and BOA agreed to delay for one year, until January 2011, the commencement of repayments of all previously unpaid interest accruing since the date of the Company’s previously reported modification of the Line of Credit in November 2008. The maturity date remains unchanged at December 28, 2018. On February 1, 2011, the Company entered into the Eighth Loan Modification Agreement with Bank of America (“BOA”) (the “Modification Agreement”). The Modification Agreement required payments of past interest and modification fees of approximately $175 thousand on February 1, 2011, which were paid in accordance with the agreement. The maturity date remains December 28, 2018. Comstock is required to make monthly interest payments beginning on February 28, 2011 through loan maturity. Commencing January 28, 2012 and continuing on each and every month through November 28, 2018, Comstock is also required to make monthly principal payments of approximately $37 thousand.

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

Further, the Modification Agreement provides for the elimination or forbearance upon the enforcement of all financial covenants contained in the JP Morgan Debt and all previously reported covenant violations by the Company. The maturity date of the JP Morgan Debt remains unchanged at March 14, 2013, provided however, the Modification Agreement provides the Company with two optional extension periods of six months each to further assist the Company with its compliance with the restrictions of the Secured Lenders. Stonehenge, as a condition of the new financing arrangement with Sunbridge as described in Note 15, has agreed to subordinate its loan and delay repayment until the Sunbridge loans on both Eclipse and Penderbrook are fully repaid.

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

	June 30, 2011	December 31, 2010
Carrying amount	$5,700	$9,600
Fair value	$4,100	$4,488

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

15. SUBSEQUENT EVENTS

On July 12, 2011, Comstock Homebuilding Companies, Inc. (the “Company”), through a subsidiary called Comstock Potomac Yard, L.C. (the “Borrower”), entered into a loan agreement (“Loan Agreement”) with BCL Eclipse, LLC, an affiliate of SunBridge Capital Management, LLC (“Lender”), pursuant to which the Borrower secured a Thirteen Million Seven Hundred Eighty Nine Thousand One Hundred and Sixty Dollar ($13,789,160) loan with a three year term (the “SunBridge Loan”) to refinance the Company’s Eclipse at Potomac Yard condominium project in Arlington, Virginia (the “Project”). Proceeds from the SunBridge Loan to the Borrower were primarily utilized to (i) pay off existing indebtedness owed to Eagle Bank of approximately Nine Million Dollars ($9,000,000) (the “Eagle Bank Loan”), (ii) pay for expenses associated with the SunBridge Loan, and (iii) for general corporate purposes. The SunBridge Loan provides for a one percent (1%) origination fee and an interest rate of twelve and a half percent (12.5%). There is no prepayment penalty associated with the SunBridge Loan. The Borrower is required to make the following payments as follows: (i) quarterly payments of interest only, (ii) seventy percent (70%) of the net proceeds of each sale of a unit to Lender (“Required Release Payment”), and (iii) fifty percent of the net proceeds of the Borrower’s judgment against Balfour Beatty Construction upon receipt by Borrower. The SunBridge Loan also has a minimum sales pace requirement requiring Borrower to sell a minimum of six (6) units every six (6) months, on a cumulative basis (the Sales Covenant”). Failure to maintain the Sales Covenant in any six (6) month period results in an increase of the Required Release Payment to eighty percent (80%) and for any successive failure to meet the Sales Covenant, an increase of the Required Release Payment of up to ninety (90%). The Loan Agreement contains certain customary representations and warranties, and certain financial and other customary covenants. Outstanding principal and interest and may be accelerated upon an event of default, as such events are described in the Loan Agreement.

On July 12, 2011, the Company and a subsidiary of the Company, Comstock Emerald Farm, L.C., as guarantors, entered into a Guaranty, Pledge, and Security Agreement for the benefit of the Lender (the “Guaranty Agreement”). Pursuant to the Guaranty Agreement, (i) the guarantors jointly and severally guaranteed the payment of principal and interest and any other amounts due under the Loan Agreement, (ii) the Company pledged its equity interest in Borrower, and (iii) each guarantor granted the Lender a security interest in all of its unencumbered assets, all as additional security for the Loan. The entry into the SunBridge Loan also resulted in the elimination of a credit enhancement fee formerly being paid to the Chief Executive Officer and the Chief Operating Officer of the Company (the “Officers”) of four percent (4%) per annum paid on the outstanding balance of the Eagle Bank Loan resulting from the Officers prior personal guaranty of the Eagle Bank Loan.

In connection with the SunBridge Loan, on July 12, 2011, the Company agreed to issue BridgeCom Development I, LLC, an affiliate of SunBridge (“BridgeCom”), an immediately exercisable warrant to purchase one million (1,000,000) shares of the Company’s Class A common stock at an exercise price equal to the average closing price of the stock for the preceding thirty days ($1.03) (the “Warrant”), except for certain circumstances as set forth in the Warrant, the term to exercise and purchase 250,000 of the warrant shares expires nine months from the date of the Warrant otherwise the exercise period of the Warrant is ten years from the date of the Warrant. The Company is relying on the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act for the issuance of the warrant exercisablefor shares of Class A common stock, which exception the Company believes is available because the warrant was not offered pursuant to a general solicitation and the status of the investor as an “accredited investor” as defined in Regulation D of the Securities Act.

On July 12, 2011, the Company and BridgeCom entered into a registration agreement pursuant to which BridgeCom is entitled to one demand registration with respect to an underwritten offering of the shares underlying the Warrant, two demand registrations on Form S-3 with respect to non-underwritten resales of the shares underlying the Warrant, and piggyback registration rights in connection with certain company registrations. The registration rights expire after six years and are subject to customary rights of the company to defer or suspend registration statements in furtherance of pending or contemplated financings, acquisitions and other corporate initiatives.

In addition, on July 12, 2011, the Company also agreed to enter into a right of first offer and refusal (“Strategic Agreement”) with BridgeCom to jointly pursue certain homebuilding and multi-family projects in the Washington DC metropolitan area (“Project Opportunities”). Under the general terms of the of the Strategic Agreement, the Company will offer material future investment opportunities to the Lender and if mutually agreed upon, the Company and Lender will enter into specific joint venture arrangements for each identified opportunity. The Strategic Agreement terminates at the earlier of three years from the date of the agreement or until each party funds a minimum of Twenty-Five Million Dollars ($25,000,000) in identified Project Opportunities.

The Lender also issued a binding commitment letter to the Company, through a subsidiary called Comstock Penderbrook, L.C. (“CPB”), for a future cash out refinance of the Company’s Penderbrook Square condominium projected located in Fairfax, Virginia (“Penderbrook Project”) in an amount of up to Seven Million Dollar ($7,000,000) with a three year term. The Company expects to draw on this commitment during 2011.

On July 21, 2011, Comstock Potomac Yard, L.C. (“Comstock Potomac Yard”) a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), entered into a settlement agreement with Balfour Beatty Construction, L.C., successor in interest to Centex Construction,

(“Balfour”) whereby Comstock Potomac Yard agreed to a settlement in the total amount of $10,293,000 (the “Settlement Agreement”) in satisfaction of certain claims and a previous judgment entered in its favor in the amount of $11,963,002 in the United States District Court for the Eastern District of Virginia, Alexandria Division, entered on March 19, 2010. Balfour had previously appealed the judgment on March 25, 2010 to the United States Court of Appeals for the Fourth Circuit. The settlement was the result of a voluntary mediation process between Comstock Potomac Yard, Balfour and one of the major subcontractors on the Company’s Eclipse high rise condominium project (the Project”). The judgment resulted from litigation initiated by Comstock Potomac Yard in September of 2008 against Balfour as a result of delays in completion of the Project. On August 4, 2011, the Company received the settlement proceeds. Of the $10.3 million in proceeds received, $4.6 million was used to curtail outstanding debt.

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

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Apartment Buildings and Real Estate Services as further discussed in Note 8 of our consolidated financial statements. We are exclusively focused on the Washington, D.C. market which is the eighth largest metropolitan statistical area in the United States.

Homebuilding

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

Apartment Buildings

Comstock’s focus on the apartment sector is on developing projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated institutional demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale to institutional buyers when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future. The multi-family asset class has benefitted from turmoil in the new home industry, limited access to residential mortgage financing and market conditions that have driven down construction costs during the past few years. Continued favorable economic and employment conditions in the Washington, DC area have caused rents to rise while vacancy rates and cap rates have declined. Consequently, asset valuations in this segment have continued to improve.

Real Estate Services

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

Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010

Homebuilding

Orders, cancellations and backlog

Gross new order revenue for the three months ended June 30, 2011 remained the same at $4.0 million on 15 homes as compared to $4.0 million on 13 homes for the three months ended June 30, 2010. For the six months ended June 30, 2011, gross new order revenue decreased $3.3 million to $7.2 million on 25 homes, as compared to $10.5 million on 32 homes for the six months ended June 30, 2010. Net new order revenue for the three months ended June 30, 2011 decreased $0.1 million to $3.9 million on 14 homes as compared to 4.0 million on 13 homes for the three months ended June 30, 2010. Net new order revenue for the six months ended June 30, 2011 decreased $3.3 million to $6.8 million on 23 homes as compared to $10.1 million on 31 homes for the six months ended June 30, 2010. Average gross new order revenue per unit for three months ended June 30, 2011 decreased $43,000 to $268,000, as compared to $311,000 for the three months ended June 30, 2010. The average gross new order revenue per unit for the six months ended June 30, 2011 decreased $40,000 to $289,000, as compared to $329,000 for the six months ended June 30, 2010.

We have two Washington, DC condominium projects where we have units available for sale and for rent: Penderbrook Square in Fairfax, VA and the Eclipse at Potomac Yard in Arlington, VA. Therefore, we were only able to generate orders and backlog at the two condominium projects in the first six months of 2011. Because our unit sales are generated from completed inventory we do not need to construct units after a sales contract is executed with a unit purchaser. As a result we are able to quickly execute on a sales contract and deliver the unit to the purchaser. Typically, unit deliveries are made within thirty days of contract execution. As a result, we do not tend to generate significant order backlog. At June 30, 2011, we had 4 units in backlog to generate revenue of $1.3 million.

Revenue – Homebuilding

The number of homes delivered for the three months ended June 30, 2011 decreased to 13 as compared to 18 homes for the three months ended June 30, 2010. For the six months ended June 30, 2011 we delivered 20 homes as compared to 34 homes delivered during the six months ended June 30, 2010. Average revenue per home delivered decreased by approximately $89,000 to $240,000 for the three months ended June 30, 2011 as compared to $329,000 for the three months ended June 30, 2010. The decline in settlements and average price is largely a function of fewer units available for sale and available product mix in our two projects. As of June 30, 2011, there are 37 units remaining in our Eclipse project and 55 units remaining in our Penderbrook project. This compares to 56 units and 81 units respectively for Eclipse and Penderbrook for the period ended June 30, 2010.

Average revenue per home delivered decreased by approximately $35,000 to $307,000 for the six months ended June 30, 2011 as compared to $342,000 for the six months ended June 30, 2010. This is primarily due to unit mix and is not indicative of decreased values in the inventory delivered.

Revenue from homebuilding decreased by $2.8 million to $3.1 million for the three months ended June 30, 2011 as compared to $5.9 million for the three months ended June 30, 2010. For the six months ended June 30, 2011 revenue from homebuilding decreased by $5.5 million to $6.1 million as compared to $11.6 million for the six months ended June 30, 2010. The decreased revenue is the result of a lower number of units available for sale and consequently settled for both 2011 periods.

Cost of sales – Homebuilding

Cost of sales – homebuilding for the three months ended June 30, 2011 decreased by $3.0 million, to $2.7 million as compared to $5.7 million for the three months ended June 30, 2010. Cost of sales—homebuilding for the six months ended June 30, 2011 decreased by $5.9 million, to $5.5 million of homebuilding revenue, as compared to $11.4 million of revenue, for the six months ended June 30, 2010. The decreased number of homes settled during three and six months accounted for the decline in the aggregate cost of sales figure.

Apartment Buildings and Real Estate Services

Currently our apartment building segment consists of a 103 unit project known as Potomac Square and units we are currently renting in our for-sale projects at Eclipse and Penderbrook (until such time as those units can be sold). Given the size of the operations to date, we discuss the relevant performance of this segment in combination with our real estate services segment.

Revenue – Apartment Buildings and Real Estate Services

Revenue for the three months ended June 30, 2011 increased by $2.3 million, to $2.8 million, as compared to $.5 million, for the three months ended June 30, 2010. Revenue for the six months ended June 30, 2011 increased by $.4 million, to $4.4 million, as compared to $4.0 million for the six months ended June 30, 2010. The increase in both periods for 2011 is primarily from general contracting services as compared to other revenue for 2010 that is primarily rent revenue from our Penderbrook and Eclipse communities. The decline in rental revenue over the periods is attributable to a reduced number of units available for rental as a result of continuing sales at these communities.

Cost of sales – Apartment Buildings and Real Estate Services

Cost of sales – apartment buildings and real estate services for the three months ended June 30, 2011 increased approximately $2.2 million as a result of the aforementioned general contracting projects. Cost of sales – apartment buildings and real estate services increased approximately $0.6 million during the six months ended June 30, 2011. Substantially all of the costs in 2010 (approximately $2.5 million) relates to the sale of land at our Station View project. In 2011, approximately $3.2 million of costs related to our aforementioned general contracting projects. The balance of approximately $0.7 related to our rental operations.

Selling, general and administrative

Selling general and administrative expenses for the three months ended June 30, 2011 increased $0.5 million to $1.9 million, as compared to $1.4 million for the three months ended June 30, 2010. Selling general and administrative expenses for the six months ended June 30, 2011 increased $0.4 million to $3.3 million, as compared to $2.9 million for the six months ended June 30, 2010. The increase in expenses over the six month period is primarily attributable to an increase in compensation expense related to certain restricted stock grants made in the first quarter of 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total interest incurred and capitalized	$110	$0	$122	$0

Interest expensed as a component of cost of sales	$542	$982	$1026	$1,946

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

As discussed in Note 15 to the financial statements, the Company recently entered into a strategic alliance with Sunbridge which, among other things, provides for a cash out refinancing for both the Eclipse and Penderbrook projects. This alliance and refinancing combined with the Balfour litigation resolution (also discussed in Note 15), ongoing proceeds from home settlements and our other operating activities provide sufficient capital and cash flow for us to sustain our business operations through 2011.

The loan with Guggenheim related to our Penderbrook project is maturing during 2011. We anticipate refinancing this property utilizing the financing commitment from Sunbridge capital during 2011.

The Company continues to pursue both equity and debt financing to support our new initiatives.

Cash Flow

Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2011 and $10.8 million for the six months ended June 30, 2010. In both years the primary source of cash provided by operating activities was the sale of real estate assets. The decline between periods is largely related to a decline in the number of homes settled during the period – 20 homes were settled during the six months ended June 30, 2011 (generating $6.1 million in cash) versus 34 for the same period of 2010 (generating $11.6 million in cash). In addition, included in the 2010 cash flows is the sale of land at our Station View project located in Loudoun County, Virginia for $2.8 million.

Net cash used by investing activities was $6.1 million for the six months ended June 30, 2011, which relates to the construction of the Cascades Apartment rental project. There were no material cash flows from investing activities for the six months ended June, 2010.

Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2011 and net cash used in financing activities was $11.2 million for the six months ended June 30, 2010. Repayments of indebtedness were the primary use of cash from financing activities in both years. Included as a source of cash in the 2011 financing cash flows is approximately $2.4 million related to the Private Placement for the Cascades Apartments.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2011 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 21, 2011, Comstock Potomac Yard, L.C. (“Comstock Potomac Yard”) a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), entered into a settlement agreement with Balfour Beatty Construction, L.C., successor in interest to Centex Construction, (“Balfour”) whereby Comstock Potomac Yard agreed to a settlement in the total amount of $10,293,000 (the “Settlement Agreement”) in satisfaction of certain claims and a previous judgment entered in its favor in the amount of $11,963,002 in the United States District Court for the Eastern District of Virginia, Alexandria Division, entered on March 19, 2010. Balfour had previously appealed the judgment on March 25, 2010 to the United States Court of Appeals for the Fourth Circuit. The settlement was the result of a voluntary mediation process between Comstock Potomac Yard, Balfour and one of the major subcontractors on the Company’s Eclipse high rise condominium project (the Project”). The judgment resulted from litigation initiated by Comstock Potomac Yard in September of 2008 against Balfour as a result of delays in completion of the Project described under “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010. Other than the foregoing, there have been no material changes to the legal proceedings discussed under “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS

We previously disclosed risk factors under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these risk factors.

ITEM 6.	EXHIBITS

3.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company as filed with the Secretary of State of the State of Delaware, filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed May 12, 2011, is incorporated herein by reference.

4.3	Rights Agreement dated as of May 6, 2011 between the Company and American Stock Transfer & Trust Company, LLC, filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed May 12, 2011, is incorporated herein by reference.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. ***

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: August 12, 2011	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ JOSEPH M. SQUERI
Joseph M. Squeri Chief Financial Officer and Principal Financial Officer (Principal Financial Officer)