Form 10-Q
period 2011-09-30
Comstock Homebuilding Companies, Inc.
filed 2011-11-14
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-32375

Comstock Homebuilding Companies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

11465 SUNSET HILLS ROAD, SUITE 410

RESTON, VIRGINIA

(Address of principal executive offices)

20-1164345

(I.R.S. Employer Identification No.)

20190

(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 14, 2011, 17,220,462 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$6,488	$475
Restricted cash	3,142	5,201
Real estate held for development and sale	24,083	34,008
Operating real estate, net	6,215	0
Construction in process	5,505	0
Property, plant and equipment, net	88	50
Other assets	3,475	1,194

TOTAL ASSETS	$48,996	$40,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$3,505	$5,884
Notes payable - secured by real estate held for development and sale, net of discount	11,459	18,853
Notes payable - secured by construction in process and operating real estate	9,794	0
Notes payable - due to affiliates, unsecured	5,008	5,008
Notes payable - unsecured	4,309	4,515
Income taxes payable	81	0

TOTAL LIABILITIES	34,156	34,260

Commitments and contingencies (Note 10)
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 17,716,271 and 17,120,467 issued and outstanding, respectively	177	171
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	168,306	166,700

Treasury stock, at cost (391,400 shares Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(153,951)	(157,791)

TOTAL COMSTOCK HOMEBUILDING EQUITY	12,120	6,668
Non-controlling interest	2,720	0

TOTAL EQUITY	14,840	6,668

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,996	$40,928

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Revenue - homebuilding	$2,864	$5,153	$9,003	$16,766
Revenue - apartment buildings and real estate services	2,530	436	6,880	4,390

Total revenue	5,394	5,589	15,883	21,156
Expenses
Cost of sales - homebuilding	2,551	5,774	8,010	17,138
Cost of sales - apartment buildings and real estate services	2,585	382	6,485	3,666
Impairments and write-offs	0	1,548	0	1,548
Selling, general and administrative	1,681	1,341	4,999	4,202
Interest, real estate taxes and indirect costs related to inactive projects	1,068	143	1,887	1,812

Operating loss	(2,491)	(3,599)	(5,498)	(7,210)
Gain on debt restructuring	(73)	0	(219)	0
Gain on legal settlement, net	(9,434)	0	(9,434)	0
Other (income) loss, net	273	(171)	(137)	(1,047)

Income (loss) before income taxes	6,743	(3,428)	4,292	(6,163)
Income taxes expense	82	0	82	0

Net income (loss)	6,661	(3,428)	4,210	(6,163)
Less: Net income (loss) attributable to non-controlling interests	120	0	370	0

Net income attributable to Comstock Homebuilding Co., Inc.	$6,541	$(3,428)	$3,840	$(6,163)

Basic income (loss) per share	$.33	$(.18)	$.20	$(.34)

Diluted income (loss) per share	$.33	$(.18)	$.19	$(.34)

Basic weighted average shares outstanding	19,774	18,567	19,614	18,299

Diluted weighted average shares outstanding	20,125	18,567	20,008	18,299

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Non-controlling interest	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	15,608	$156	2,733	$27	$157,418	$(2,439)	$0	$(151,029)	$4,133
Cumulative effect of a change in accounting principle								937	937
Stock compensation and issuances	369	4			610				614
Stonehenge capital contribution					7,689				7,689
Warrants	1,018	10			700				710
Net loss								(6,163)	(6,163)

Balance at September 30, 2010	16,995	$170	2,733	$27	$166,417	$(2,439)	$0	$(156,255)	$7,920

Balance at December 31, 2010	17,120	$171	2,733	$27	$166,700	$(2,439)	$0	$(157,791)	$6,668
Stock compensation and issuances	596	6			661				667
Warrants					945				945
Cascades Private Placement							2,350		2,350

Net income							370	3,840	4,210

Balance at September 30, 2011	17,716	$177	2,733	$27	$168,306	$(2,439)	$2,720	$(153,951)	$14,840

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,210	$(6,163)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Amortization and depreciation	656	92
Provision for bad debt	3	(13)
Impairments and write-offs	0	1,548
Amortization of stock compensation	667	704
Gain on debt restructuring	(219)	0
Gain on trade payable settlements	(152)	(860)
Changes in operating assets and liabilities:
Restricted cash	(41)	156
Real estate held for development and sale	7,425	17,982
Other assets	(1,402)	113
Accrued interest	365	0
Accounts payable and accrued liabilities	(127)	592
Income taxes payable	81	0

Net cash provided by operating activities	11,466	14,151

Cash flows from investing activities:
Investment in construction in process and operating real estate	(9,281)	0
Purchase of property, plant and equipment	(53)	(4)

Net cash used in investing activities	(9,334)	(4)

Cash flows from financing activities:
Proceeds from notes payable	33,520	823
Payments on notes payable	(31,792)	(15,917)
Loan financing costs	(1,142)
Proceeds from SunBridge warrant issuance	945	0
Proceeds from warrant exercise	0	621
Proceeds from Cascades Private Placement	2,350	0

Net cash provided by (used in) financing activities	3,881	(14,473)

Net increase (decrease) in cash and cash equivalents	6,013	(326)
Cash and cash equivalents, beginning of period	475	1,085

Cash and cash equivalents, end of period	$6,488	$759

Supplemental disclosure for non-cash activity:
Interest incurred but not paid in cash	$1,003	$1,037
Reduction in notes payable in connection with troubled debt restructuring	$0	$7,689
Increase in additional paid in capital in connection with troubled debt restructuring	$0	$7,689
Reduction in notes payable in connection with troubled debt restructuring	$(73)	$0
Reduction in real estate held for development and sale in connection with deconsolidation of subsidiaries	$0	$15,407
Reduction in notes payable in connection with deconsolidation of subsidiaries	$0	$15,893
Reduction in accrued liabilities in connection with deconsolidation of subsidiaries	$0	$449
Increase in opening retained earnings in connection with deconsolidation of subsidiaries	$0	$936
Increase in additional paid in capital in connection with SunBridge warrant	$995	$0
Increase in class A common stock in connection with issuance of stock compensation	$6	$14
Increase in additional paid in capital in connection with issuance of stock compensation	$661	$690
Reduction in accounts payable and restricted cash due to Cascades Private Placement closing	$2,100	$0

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

2. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale includes land, land development costs, interest and other construction costs. Land held for development is stated at cost, or when circumstances or events indicate that the land is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. Selling costs are expensed as incurred.

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. Currently the Company’s Eclipse and Penderbrook projects meet these criteria. Because the project sales are expected to extend over a period of time, the Company calculates fair value utilizing a discounted cash flow model as discussed below. For assets held for development, estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value including management’s plans for the property. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable.

The Company has classified its Eclipse and Penderbrook projects as held for sale as discussed above and accordingly, written the projects down to fair value less costs to sell as determined by discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, primarily estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the estimated timeframe for sales challenging, the Company has generally assumed sales prices equal to or less than current prices and the remaining duration of the community sales process were estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes to be an appropriate discount rate. The Company has used its best judgment in determining an appropriate discount rate based on information it has received from marketing its communities for sale in recent periods, and accordingly has elected to use a rate of 12.5% in its discounted cash flow model. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates are made. In recent months, market conditions affecting the Company’s Washington, DC area projects have improved; however, if market conditions deteriorate again, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

The Company recorded an impairment charge of $1.5 million during the year ended December 31, 2010, to properly record its held for sale projects at fair market value less costs to sell. No such charges were incurred during the nine months ended September 30, 2011.

After impairments and write-offs, real estate held for development and sale consists of the following:

	September 30, 2011	December 31, 2010
Land and land development costs	$4,599	$8,862
Cost of construction (including capitalized interest and real estate taxes)	19,484	25,146

	$24,083	$34,008

3. OPERATING REAL ESTATE AND CONSTRUCTION IN PROCESS

In February 2011, the Company began construction on a 103 unit apartment rental project located in the Cascades master planned community in Loudoun County, Virginia. Accordingly, upon the initiation of construction, the value of the existing land upon which the project is being constructed (approximately $2.6 million) was reclassified from real estate held for development and sale to construction in process. The total construction costs capitalized in addition to the land and land development costs were approximately $11.8 million. See Note 12 for additional discussion. The apartment project consists of two buildings, the first of which was placed into service on July 2011 and reclassified to operating real estate. Accordingly, depreciation was recorded on the building placed in service. Depreciation of $61 was recorded for the three months ended September 30, 2011 and is included in selling, general & administrative expenses.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.

4. GENERAL CONTRACTING

The Company periodically undertakes short-term general contracting projects to supplement its core residential homebuilding operations. These contracts are typically no more than 12 months in length. Revenue and earnings on these general contracting contracts are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. Total revenue and gross profit recognized for the three months ended September 30, 2011 was $2.2 million and $0.5 million, respectively. During the nine months ended September 30, 2011 total revenue and gross profit recognized was $5.8 million and $0.5 million, respectively. The revenues and costs associated with these projects are included in revenue – apartment buildings and real estate services and in cost of sales – apartment buildings and real estate services in the accompanying consolidated statement of operations for the nine months ended September 30, 2011. Included in other assets and accounts payable are approximately $1.3 million and $1.2 million, respectively, related to ongoing general contracting projects

5. WARRANTY RESERVE

Warranty reserves for units settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the typical one-year warranty period provided by the Company or within the two-year statutorily mandated structural warranty period for condominiums. Since the Company typically subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. This reserve is an estimate and actual warranty costs could vary from these estimates. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning period	$1,048	$576	$1,110	$692
Additions	67	663	91	711
Releases and/or charges incurred	(39)	(78)	(125)	(242)

Balance at end of period	$1,076	$1,161	$1,076	$1,161

6. CAPITALIZED INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred relating to the development of real estate are capitalized to real estate held for development and sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate held for development and sale are expensed as a component of cost of sales as related assets are sold. The following table is a summary of interest incurred and capitalized and interest expensed for units settled:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total interest incurred and capitalized	$94	$0	$215	$0

Interest expensed as a component of cost of sales	$483	$828	$1,509	$2,774

Other than the portion of the Cascades Apartment project which is under development and reflected in construction in process, the Company’s real estate projects were determined to be substantially complete. When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Substantially all of the costs incurred during the periods presented relate to interest expense incurred and expensed for substantially completed projects.

7. INCOME (LOSS) PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the three and nine months ended September 30, 2011 and 2010 are presented on the consolidated statement of operations. Stock options and warrants for three and nine months ended September 30, 2011 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock option and warrants would be anti-dilutive. As result of net loss in 2010, the stock option and warrants for three and nine months ended September 30, 2010 are not included in the computation of dilutive earning per share because their inclusion would have been anti-dilutive. The computation of basic and diluted earnings per common share is as follows:

	(Amounts in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Computation of Basic Earnings Per Share

Net income(loss) available to common shareholders	$6,541	(3,428)	$3,840	$(6,163)
Weighted average common shares outstanding - basic	19,774	18,567	19,614	18,299

Basic earnings per share	$0.33	$(.18)	$0.20	$(0.34)

Computation of Diluted Earnings Per Share
Net income(loss) available to common shareholders	6,541	(3,428)	3,840	(6,163)
Weighted average common shares outstanding - Basic	19,774	18,567	19,614	18,299
Dilutive effect of restricted stock	0	0	0	0
Dilutive effect of stock options	130	0	152	0
Dilutive effect of warrants	221	0	242	0
Weighted average common shares outstanding - diluted	20,125	18,567	20,008	18,299

Diluted earnings per share	0.33	(0.18)	0.19	(0.34)

Comprehensive income

For the three and nine months ended September 30, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

8. SEGMENT DISCLOSURES

We operate our business through three segments: Homebuilding, Apartment Buildings and Real Estate Services. We are currently focused on the Washington, DC market.

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

For our Apartment Buildings segment we focus on projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future. Revenues and expenses reported in the segment below relate to assets shared with the Homebuilding segment. The assets currently generating revenues in this segment are considered held for sale as discussed in Note 2.

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

	(in thousands)
	Homebuilding	Apartment Buildings	Real Estate Services	Total
Three Months Ended September 30, 2011
Net revenue	$2,864	$332	$2,198	$5,394
Gross profit (loss)	313	(596)	542	259
Operating (loss) profit	(2,300)	(704)	513	(2,491)
Total assets	34,840	12,623	1,533	48,996
Depreciation and amortization	5	61	0	66
Interest expense	775	131	0	906
Capital expenditures	30	3,226	19	3,275

Three Months Ended September 30, 2010
Net revenue	$5,153	$436	$0	$5,589
Gross profit (loss)	(621)	54	0	(567)
Operating (loss) profit	(3,653)	54	0	(3,599)
Total assets	41,573	151	0	41,573
Depreciation and amortization	8	0	0	8
Interest expense	(17)	0	0	(17)
Capital expenditures	0	0	0	0

Nine Months Ended September 30, 2011
Net revenue	$9,003	$1,108	$5,772	$15,883
Gross profit (loss)	993	(141)	536	1,388
Operating (loss) profit	(5,579)	(303)	383	(5,499)
Total assets	34,840	12,623	1,533	48,996
Depreciation and amortization	15	61	0	76
Interest expense	1,303	131	0	1,434
Capital expenditures	30	9,281	19	9,330

Nine Months Ended September 30, 2010
Net revenue	$16,766	$4,390	$0	$21,156
Gross profit (loss)	(372)	724	0	352
Operating (loss) profit	(7,934)	724	0	(7,210)
Total assets	41,573	151	0	41,573
Depreciation and amortization	26	0	0	26
Interest expense	1,316	0	0	1,316
Capital expenditures	0	0	0	0

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and nine months ended September 30, 2011.

The Company currently has approximately $106 million in Federal and State NOLs with a potential value of up to $41 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of September 30, 2011, the cumulative shift in the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, a Section 382 limitation is not expected to materially impact the Company’s financial position or results of operations as of September 30, 2011.

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

The Company is projecting taxable income for the twelve months ended December 31, 2011. The company has utilized its NOL carryforwards to eliminate federal and state income tax. However, the Company is still subject to federal alternative minimum tax (“AMT”). Accordingly, the Company has provided its expected AMT liability in the accompanying financial statements. The payment of AMT entitles the Company to a tax credit against federal tax liability in subsequent years.

10. COMMITMENTS AND CONTINGENCIES

Litigation

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, the Company received an order of the court in April 2009 invalidating the liens. On March 19, 2010, the Company’s subsidiary received a judgment against Balfour in an amount of $11.96 million. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. On July 21, 2011, the Company and Balfour reached a settlement for all claims related to this matter for approximately $9.4 million, net of closing costs of approximately $900.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At September 30, 2011 the Company has issued $528 in letters of credit and $2,133 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit or performance bonds.

11. RELATED PARTY TRANSACTIONS

In October 2004, the Company entered into a lease agreement for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia with Comstock Asset Management, L.C. (CAM), an entity wholly owned by Christopher Clemente. In October 2007, the lease agreement was amended decreasing the total square footage from approximately 24,000 to 17,000 and extending the term to four years through September 2011. For the nine months ended September 30, 2011 and 2010, total payments made under this lease agreement were $208 and $180, respectively. Pursuant to the terms of an early termination of the Lease by and between CAM and the Company (the “Lease Termination”), the Company agreed to surrender approximately 15,700 square feet of space to CAM in exchange for (i) an agreement to enter into the Lease for the reduced space and at a reduced rate; and (ii) the issuance of a warrant to purchase up to 55,000 shares of the Company’s Class A common stock at a strike price equal to the average of the closing stock price for the twenty days immediately preceding the effective date of the Lease Termination in exchange for the forgiveness of approximately $110 in delinquent rent. The fair value of the 55,000 warrants was $25 which resulted in a gain of $85 recorded in the first quarter of 2010. Although CAM has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time and has reduced the amount due from us under the agreements.

On or about January 15, 2010, Comstock Property Management, L.C. (“CPM”), a subsidiary of Comstock Homebuilding Companies, Inc. (the “Company”), agreed to enter into a new three year lease with CAM, for the use of approximately 8,200 square feet of office space at the Company’s corporate headquarters (the “Lease”). During the nine months ended September 30, 2011 and 2010 total payments were $157 and $215, respectively.

During the second quarter of 2009, the Company began deferring a portion of the base salary payments to our Chief Executive Officer and our Chief Operating Officer. These deferrals ended on May 1, 2011 and the deferred balance of $842 was paid during the third quarter of 2011.

During 2003, the Company entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, the Chief Operating Officer of the Company, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software. During the three months ended September 30, 2011 and 2010 total payments made to I-Connect were $54 for each period. Although I-Connect has no obligation to do so, it has allowed us to accrue portions of our payment obligations from time to time.

Effective January 1, 2010, the Company entered into a new software license agreement with I-Connect for the use of I-Connect’s proprietary Builder’s Co-Pilot software (the “Agreement”). Pursuant to the terms of the Agreement, I-Connect agreed to forgive approximately $12 in delinquent payments in exchange for a warrant to purchase up to 6,000 shares of the Company’s Class A common stock at a strike price equal to the average of the closing stock price for the twenty days immediately preceding the effective date of the Agreement and the Company agreed to make reduced monthly payments of $6 for the use of the software for a term of 24 months.

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

Pursuant to a Credit Enhancement Agreement by and between Comstock Homebuilding Companies, Inc. and Gregory Benson, the COO and President of the Company, and Christopher Clemente, the Chairman and Chief Executive Officer of the Company (each, a “Guarantor”), the Guarantors have agreed to provide credit enhancement and the personal guarantee of loans with Cardinal Bank and Eagle Bank in exchange for payment by the Company of a Credit Enhancement Fee (see Note 13). As a result of this credit enhancement the Guarantors on an aggregate basis are entitled to a credit enhancement fee calculated at a rate of four percent (4%) per annum based on an agreed upon formula more fully discussed in Note 13. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. During the nine months ended September 30, 2011, the Company made guarantee payments under this agreement of approximately $213 thousand. Another $69 thousand is accrued in accounts payable to be paid at the end of the year. The financing with Sunbridge (see Note 14) eliminated the need for personal guarantees on the applicable projects and accordingly this agreement was terminated on July 12, 2011 with respect to the fees paid on the Eagle Bank loan.

12. VARIABLE INTEREST ENTITIES

GAAP requires a variable interest entity (“VIE”) to be consolidated by the company which is the primary beneficiary. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method. Comstock’s variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided and or guaranteed to a VIE. We examine specific criteria and use judgment when determining if Comstock is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions and contracts to purchase assets from VIEs.

Consolidated Real Estate Held for Development and Sale

Included within the Company’s real estate held for development and sale at September 30, 2011 are two consolidated entities that are VIEs and for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

At September 30, 2011, total assets of these VIEs were approximately $25 million and total liabilities were approximately $12 million. The classification of these assets is primarily within real estate held for development and sale and the classification of liabilities are primarily within notes payable – secured by real estate held for development and sale in the Company’s consolidated balance sheets.

Consolidated Construction in Process and Operating Real Estate

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

The investors in the Private Placement (the “Priority Members”) are entitled to a cumulative, compounded, preferred return, subject to the performance of Cascades II, of 20% per annum, compounded annually on their capital account balances. Comstock has the right to repurchase the interest of the Priority Members provided that i) all of the Priority Members interests are acquired, ii) the purchase is made in cash and iii) the purchase price shall equal the Priority Members capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The equity contribution related to the Private Placement is reflected as a Non-Controlling Interest as a component of consolidated shareholders’ equity. The Company’s investment is subordinate to the Priority Members investment and gains from the operating activity and distributions of cash flow (if any) of Cascades II will be allocated to the Priority Members (in advance of Comstock) up to their capital account plus the required preferred return of 20% as outlined above. The estimated accrued priority return of $370 thousand is reflected in the accompanying statement of operations as net income attributable to non-controlling interests to properly state the capital accounts of the members of the VIE. At June 30, 2011, total assets of this VIE was approximately $12.2 million and total liabilities were approximately $10 million. The classification of these assets is primarily within construction in process and operating real estate and the classification of liabilities are primarily within notes payable – secured by construction in process and operating real estate.in the accompanying consolidated balance sheets.

13. CREDIT FACILITIES

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. As of September 30, 2011, maturities of all of our borrowings are as follows:

2011	3,905
2012	533
2013	5,008
2014	7,191
2015 and thereafter	13,933

Total	$30,570

The 2011 maturity was refinanced on October 5, 2011. See discussion below and Note 14.

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, at September 30, 2011 our outstanding debt by lender was as follows:

Bank	Balance as of 09/30/11	Recourse
SunBridge, net of $0.7 million discount	$7,191	Secured
Wachovia	133	Unsecured
Guggenheim Capital Partners	3,905	Secured
Cardinal Bank	9,793	Secured
Cornerstone (Haven Trust)	400	Unsecured
Bank of America	3,752	Unsecured
Fifth Third	25	Unsecured
Branch Banking & Trust	263	Secured
Seller – Emerald Farm	100	Secured

	25,562
Due to affiliates – Stonehenge Funding	5,008	Unsecured

Total	$30,570

The SunBridge debt is fixed at 12.5% but the majority of the remaining debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. The obligation to Cardinal Bank is however subject to minimum interest floors as discussed below. As a result, we are exposed to market risk in the event of interest rate increases. At September 30, 2011, the one-month LIBOR and prime rates of interest were 0.244% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 2.38% to 4.24%.

On February 2, 2011, the Company, through a subsidiary called Comstock Potomac Yard, L.C. entered into a new inventory term loan agreement with Eagle Bank pursuant to which the Company secured an $11.85 million loan with a three year term (the “Eagle Bank Loan”) to refinance the Company’s Eclipse condominium project. Proceeds from the Eagle Bank Loan were primarily utilized to pay off existing indebtedness owed to KeyBank in advance of its March 14, 2011 maturity. The Eagle Bank Loan provides for an initial interest rate of Prime plus 2% with an interest rate floor of 7%. The Company is required to make monthly payments of interest only, to the extent not offset by an interest reserve initially set aside for the benefit of the Company, and a minimum principal curtailment payment of $5.5 million no later than 18 months following the closing of the Eagle Bank Loan. The Eagle Bank Loan also has a minimum sales pace requirement requiring the Company to sell a minimum of 6 units every 6 months, on a cumulative basis. There is no prepayment penalty associated with the Eagle Bank Loan, which is secured by a first deed of trust on the property. The Company, and each of Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company, have fully guaranteed the Eagle Bank Loan. The guaranties are reduced to fifty percent (50%) of the outstanding principal amount of the Eagle Bank Loan, from time to time, upon the happening of certain events, including the satisfaction of the minimum principal curtailment described above. This loan was repaid in full on July 12, 2011 with proceeds from the SunBridge financing and consequently the guarantee agreement was terminated.

On February 11, 2011, the Company, through a subsidiary called Comstock Cascades II, L.C., entered into a loan agreement with Cardinal Bank pursuant to which the Company obtained an $11.0 million multi-family construction loan and mortgage with a five year term (the “Cardinal Bank Loan”). Proceeds from the Cardinal Bank Loan shall (i) fund the construction of the Company’s Cascades apartment project and (ii) retire existing indebtedness of the Company owed to M & T Bank having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Cascades project will be constructed. The Cardinal Bank Loan, secured by a new first deed of trust on the property, has an initial interest rate of Prime plus two percent (2%), with an interest rate floor of 6.5%, converted after 18 months to 425 basis points over the 5 year swap rate with an interest rate floor of 5% and a ceiling of 8%. The Cardinal Bank Loan shall be amortized in accordance with a 5.5%, 25-year schedule, with amortization to begin 18 months after the loan closing and has a 2% prepayment penalty if paid within the first or second year and a 1% prepayment penalty if retired in the third or fourth year. The Cardinal Bank Loan requires debt service coverage (“DCR”) of (i) 1.0 to 1.0 no later than 24 months from the date of closing, (ii) 1.15 DCR no later than 36 months from the date of closing, and (iii) 1.25 DCR no later than 48 months from the date of closing. The Company has fully guaranteed the Cardinal Bank Loan. Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company, also provided a limited guaranty in connection with the Cardinal Bank Loan of up to $6.8 million, subject to further reduction upon the satisfaction of certain enumerated conditions set forth in the loan agreement.

In connection with the limited guaranty of the Cardinal Bank Loan and the Eagle Bank Loan by the officers of the Company as described above, the officers and the Company entered into a Credit Enhancement and Indemnification Agreement on February 17, 2011 providing for full indemnification of the officers by the Company against future losses incurred as a result of their guaranty of the Cardinal Bank Loan or the Eagle Bank Loan. Pursuant to the indemnification agreement, the officers, on an aggregate basis, are entitled to a credit enhancement fee from the Company for the Cardinal Bank Loan and the Eagle Bank Loan calculated at a rate of 4% per annum based on the lesser of (i) the combined outstanding balance of the Cardinal Bank Loan and the Eagle Bank Loan at the end of each month, or (ii) such officer’s maximum guaranty exposure in connection with the Cardinal Bank Loan and the Eagle Bank Loan. One-half of the credit enhancement fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. The Eagle Bank Loan was repaid in full on July 12, 2011 and consequently, this guaranty from the officers was terminated.

Concurrent with the closing of the Cardinal Bank Loan, $1.5 million of existing indebtedness to M&T Bank was retired for approximately $1.3 million. Accordingly, the Company recorded a gain of approximately $0.2 million on the extinguishment of the debt.

At September 30, 2011, the Company had approximately $4.7 million outstanding to Guggenheim Corporate Funding (“Guggenheim”) relating to the Company’s Penderbrook Condominium project. On September 16, 2009, the Company entered into a third amendment to the loan agreement with Guggenheim in which Guggenheim agreed to continue to forbear from exercising its rights related to the defaults and make certain other modifications to the loan agreement. Other than a minimum number of sales per month and sales per quarter requirement, the Guggenheim loan agreement and the three loan amendments contain no significant financial covenants. The key financial terms of the third amendment increase the cash flow available to the Company through reduced principal payments to Guggenheim as units are settled. Specifically, the third amendment will provide the Company with cash equal to 25% of the net sales price provided the Company meets the cumulative minimum sales requirements on a monthly and quarterly basis. If the Company is unable to meet the minimum sales requirements, it will not constitute an event of default but may result in a reversion to the unit release provisions to 10% of the net sales price of sold units in accordance with the loan agreement and first two amendments. As of January 1, 2011, the base interest rate is LIBOR plus 200 basis points which is adjusted by a 200 basis point paid in kind interest which accrues on a monthly basis on the loan. Based upon the number of units sold at the Penderbrook project, this note was scheduled to mature in September, 2011, but could be extended further based upon the satisfaction of a certain number of additional units sold 14 days prior to the extended maturity date, but in no event could it be extended beyond March 2012. This note was repaid on October 5, 2011 using proceeds from the SunBridge financing. See Note 14.

At September 30, 2011, the Company had $3.8 million outstanding to Bank of America in a 10-year unsecured note. On February 25, 2010 the Company entered into a Seventh

Loan Modification Agreement with Bank of America regarding the modification of the terms of one certain unsecured loan with an approximate principal balance of $3.7 million. In connection therewith the Company agreed to pay an extension fee of $100 and Bank of America agreed to delay for one year, until January 2011, the commencement of repayments of all previously unpaid interest accruing since the date of the Company’s previously reported modification of the line of credit in November 2008. The maturity date remains unchanged at December 28, 2018. On February 1, 2011, the Company entered into the Eighth Loan Modification Agreement with Bank of America. The modification required payments of past interest and modification fees of approximately $175 on February 1, 2011, which were paid in accordance with the agreement. The maturity date remains December 28, 2018. Comstock is required to make monthly interest payments beginning on February 28, 2011 through loan maturity. Commencing January 28, 2012 and continuing on each and every month through November 28, 2018, Comstock is also required to make monthly principal payments of approximately $37.

On December 23, 2009, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, completed the purchase of the senior unsecured note (the “JP Morgan Debt”) from JP Morgan Ventures (“JPMV”) in the current outstanding amount of approximately $9.0 million, plus accrued and unpaid interest. The purchase of the JP Morgan Debt also resulted in the transfer to Stonehenge of the warrant previously issued to JPMV for the purchase of 1.5 million shares of the Company’s Class A Common Stock with a strike price of $0.07 per share (the “JP Morgan Warrant”). Gregory Benson, the Company’s Chief Operating Officer and a member of the Company’s Board of Directors, subsequently purchased a participation interest in the JP Morgan Debt and the JP Morgan Warrant from Stonehenge. In connection with the SunBridge financing (see Note 14), Stonehenge entered into a subordination and standstill agreement providing that the Company will not make any cash interest or principal payments to Stonehenge prior to the full repayment of loans to SunBridge in connection with the Eclipse and Penderbrook projects. On February 15, 2010 the Company entered into a Modification Agreement to modify the terms of the Company’s senior unsecured note with Stonehenge. Under the terms of the Modification Agreement, Stonehenge has agreed to forgive $4.5 million of the principal balance due from the Company under the JP Morgan Debt; reducing the principal balance by 50% to $4.5 million. Stonehenge also agreed to forgive an additional amount due from the Company of approximately $875 representing all past due interest, late fees and penalties accruing through December 31, 2009 under the JP Morgan Debt. Stonehenge further agreed to reduce the interest rate, effective January 1, 2010, by 50% to 300 basis points above the one year LIBOR on a floating basis. In addition, to ensure the Company’s ability to comply with certain restrictions placed upon the Company by KeyBank and Guggenheim in connection with previously announced loan modifications enhancing cashflow to the Company, Stonehenge agreed to allow all future interest payments due from the Company under the JP Morgan Debt to accrue until at least 90 days after the KeyBank and Guggenheim have been fully repaid. In connection therewith, Stonehenge may, on a quarterly basis, elect to accept stock of the Company (or warrants for the purchase thereof) with a cumulative value equal to the value of the scheduled interest payment in lieu of accruing a future quarterly interest payment.

Further, the Modification Agreement provides for the elimination or forbearance upon the enforcement of all financial covenants contained in the JP Morgan Debt and all previously reported covenant violations by the Company. The maturity date of the JP Morgan Debt remains unchanged at March 14, 2013, provided however, the Modification Agreement provides the Company with two optional extension periods of six months each to further assist the Company with its compliance with the restrictions of KeyBank and Guggenheim. Stonehenge, as a condition of the new financing arrangement with Sunbridge as described in Note 14, agreed to subordinate its loan and delay repayment until the Sunbridge loans on both Eclipse and Penderbrook are fully repaid.

As a condition of a foreclosure arrangement with Wachovia Bank, the Company assisted in the selling process associated with certain parcels of land now under the control of Wachovia. As a result of several of those parcels being sold, the deficiency note to Wachovia was reduced by $73. This is reflected as a gain of debt restructuring in the accompanying consolidated statement of operations.

14. SUNBRIDGE STRATEGIC ALLIANCE

On July 12, 2011, the Company, through a subsidiary called Comstock Potomac Yard, L.C., entered into a loan agreement with BCL Eclipse, LLC, an affiliate of SunBridge Capital Management, LLC (“SunBridge”), pursuant to which the Company secured a $13.8 million loan with a three year term (the “SunBridge Eclipse Loan”) to refinance the Company’s Eclipse condominium project. Proceeds from the SunBridge Eclipse Loan were primarily utilized to (i) pay off existing indebtedness owed to Eagle Bank of approximately $9.0 million, (ii) pay approximately $.8 million for expenses associated with the SunBridge Eclipse Loan (which are classified in other assets in the accompanying balance sheet), and (iii) for general corporate purposes. The SunBridge Eclipse Loan provides for a 1% origination fee and an interest rate of 12.5%. There is no prepayment penalty associated with the SunBridge Eclipse Loan. The Company is required to make the following payments as follows: (i) quarterly payments of interest only, (ii) 70% of the net proceeds of each sale of a unit to the lender (the “Eclipse Required Release Payment”), and (iii) 50% of the net proceeds of the Company’s judgment against Balfour Beatty Construction upon receipt by the Company. The SunBridge Eclipse Loan also has a minimum sales pace requirement requiring the Company to sell a minimum of 6 units every 6 months, on a cumulative basis (the “Eclipse Sales Covenant”). Failure to maintain the Sales Covenant in any 6 month period results in an increase of the Eclipse Required Release Payment to 80% and for any successive failure to meet the Eclipse Sales Covenant, an increase of the Eclipse Required Release Payment of up to 90%. The SunBridge Eclipse Loan agreement contains certain customary representations and warranties, and certain financial and other customary covenants. Outstanding principal and interest and may be accelerated upon an event of default, as such events are described in the loan agreement.

On July 12, 2011, the Company and a subsidiary of the Company, Comstock Emerald Farm, L.C., as guarantors, entered into a guaranty agreement for the benefit of the SunBridge (the “Eclipse Guaranty Agreement”). Pursuant to the Eclipse Guaranty Agreement, (i) the guarantors jointly and severally guaranteed the payment of principal and interest and any other amounts due under the loan agreement, (ii) the Company pledged its equity interest in Comstock Emerald Farm, L.C., and (iii) each guarantor granted the SunBridge a security interest in all of its unencumbered assets, all as additional security for the loan. The entry into the SunBridge Eclipse Loan also resulted in the elimination of a credit enhancement fee formerly being paid to the Chief Executive Officer and the Chief Operating Officer of the Company of 4% per annum paid on the outstanding balance of the Eagle Bank Loan resulting from the officers prior personal guaranty of the Eagle Bank Loan.

In addition, on July 12, 2011, the Company also agreed to enter into a right of first offer and refusal (“Strategic Agreement”) with SunBridge to jointly pursue certain homebuilding and multi-family projects in the Washington DC metropolitan area. Under the general terms of the Strategic Agreement, the Company will offer material future investment opportunities to the SunBridge and if mutually agreed upon, the Company and SunBridge will enter into specific joint venture arrangements for each identified opportunity. The Strategic Agreement terminates at the earlier of three years from the date of the agreement or until each party funds a minimum of $25.0 million in identified investment opportunities.

SunBridge also issued a binding commitment letter to the Company, through a subsidiary called Comstock Penderbrook, L.C., for a cash out refinance of the Company’s Penderbrook Square condominium projected in an amount of up to $7.0 million with a three year term (the “SunBridge Penderbrook Loan”). This commitment was drawn upon on October 5, 2011 and the loan was funded for approximately $5.4 million. Proceeds from this loan were primarily utilized to (i) pay off existing indebtedness owed to Guggenheim of approximately $3.9 million, (ii) pay for expenses associated with the loan of approximately $.7 million, and (iii) for general corporate purposes. The SunBridge Penderbrook Loan provides for a 1% origination fee and an interest rate of 12.5%. There is no prepayment penalty associated with the SunBridge Penderbrook Loan, which is secured by a first deed of trust on the property. The Company is required to make the following payments as follows: (i) quarterly payments of interest only, and (ii) 70% of the net proceeds of each sale of a unit to Lender (the “Penderbrook Required Release Payment”). The SunBridge Penderbrook Loan also has a minimum sales pace requirement requiring the Company to sell a minimum of 11 units every 6 months, on a cumulative basis (the “Penderbrook Sales Covenant”). Failure to maintain the Penderbrook Sales Covenant in any 6 month period results in an increase of the Penderbrook Required Release Payment to 80% and for any successive failure to meet the Penderbrook Sales Covenant, an increase of the Required Release Payment of up to 90%. The loan agreement contains certain customary representations and warranties, and certain financial and other customary covenants. Outstanding principal and interest and may be accelerated upon an event of default, as such events are described in the loan agreement. As a condition of the loan agreement, the Company also entered into a cross-collateralization agreement whereby the Penderbrook project and the Company’s Eclipse project each secure payment and performance of the covenants and agreements of the October 5, 2011 SunBridge loan and the loan funded on July 12, 2011 by an affiliate of the Lender with respect to the Eclipse project as described above.

In connection with the SunBridge Loans, on July 12, 2011, the Company agreed to issue BridgeCom Development I, LLC, an affiliate of SunBridge (“BridgeCom”), an immediately exercisable warrant to purchase 1.0 million shares of the Company’s Class A common stock at an exercise price equal to the average closing price of the stock for the preceding thirty days ($1.03) (the “SunBridge Warrant”), except for certain circumstances as set forth in the SunBridge Warrant, the term to exercise and purchase 250,000 of the warrant shares expires nine months from the date of the SunBridge Warrant otherwise the exercise period is ten years from July 12, 2011. The Company calculated the fair value of the SunBridge Warrant and the SunBridge Loans and allocated the proceeds of the SunBridge Loans on a relative fair value basis. The fair value of the SunBridge Warrant was calculated using a Black Scholes option pricing model and the fair value of the SunBridge Loans was calculated using a discounted cash flow model. The Black Scholes option pricing model considered risk-free interest rates, volatility factors and current market and contractual prices. The fair value of the SunBridge Loans was estimated based on interest rates available to the Company for debt with similar terms. The amount allocated to the SunBridgeWarrant was approximately $1.0 million and is reflected as an addition to additional paid-in capital and a corresponding discount on the SunBridge Loans. The Company is amortizing this discount over the term of the SunBridge Loans using the effective interest method. The remaining discount at September 30, 2011 is approximately $.7 million.

On October 5, 2011, the Company and a subsidiary of the Company, Comstock Emerald Farm, L.C., as guarantors, entered into a guaraty agreement for the benefit of Sunbridge. Pursuant to the guaranty agreement, the guarantors jointly and severally guaranteed the payment of principal and interest and any other amounts due under the Sunbridge Penderbrook Loan Agreement, (ii) the Company pledged its equity interest in Comstock Penderbrook, L.C, and (iii) each guarantor granted SunBridge a security interest in all of its unencumbered assets, all as additional security for the SunBridge Penderbrook Loan.

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

	September 30, 2011	December 31, 2010
Carrying amount	$19,400	$9,600
Fair value	$17,700	$4,488

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

As discussed in Note 14, the Company calculated the fair value of the SunBridge Loans and warrants and allocated the proceeds of the SunBridge Loans on a relative fair value basis. These fair value measurements were based on observable market information (level 2 inputs) including, for the loans, term sheets from competing lenders.

The Company may also value its real estate held for development and sale at fair value on a nonrecurring basis if it is determined that an impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as level 3. See Note 2 for a further discussion of the valuation techniques and the inputs used.

16. SUBSEQUENT EVENTS

On October 5, 2011, the SunBridge Penderbrook Loan was funded for approximately $5.4 million. See Note 14 above for additional information related to this loan.

On October 31, 2011, Cascades II entered into a definitive agreement to sell the Cascades Apartments for $19.75 million. The transaction is expected to close during the fourth quarter of 2011, subject to a customary due diligence period, during which the purchaser is entitled to cancel the transaction. The Company estimates that it will receive net proceeds of approximately $6,000,000 (inclusive of escrow amounts discussed below) from the transaction after repayment of the existing loan from Cardinal Bank secured by the project and the retirement of the non-controlling equity financing relating to the project. At settlement, Cascades is required to place in escrow $250,000 to secure performance of certain post-closing warranty work and $750,000 to secure Cascades’ indemnification and other obligations set forth in the agreement. The warranty escrow shall be released to Cascades upon completion of the post-closing warranty work and the claims escrow shall be released to Cascades in three equal installments at six, eight and twelve months from the date of settlement provided that no claims have been made against Cascades by the purchaser.

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

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Apartment Buildings and Real Estate Services as further discussed in Note 8 of our consolidated financial statements. We are currently focused on the Washington, D.C. market which is the eighth largest metropolitan statistical area in the United States.

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

Apartment Buildings

Comstock’s focus on the apartment sector is on developing projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future. The multi-family asset class has benefitted from turmoil in the new home industry, limited access to residential mortgage financing and market conditions that have driven down construction costs during the past few years. Continued favorable economic and employment conditions in the Washington, DC area have caused rents to rise while vacancy rates and cap rates have declined. Consequently, asset valuations in this segment have continued to improve.

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

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

Homebuilding

Orders, cancellations and backlog

Gross new order revenue for the three months ended September 30, 2011 decreased $1.4 million to $4.0 million on 13 homes as compared to $5.4 million on 18 homes for the three months ended September 30, 2010. For the nine months ended September 30, 2011, gross new order revenue decreased $4.7 million to $11.2 million on 38 homes, as compared to $15.9 million on 50 homes for the nine months ended September 30, 2010. Net new order revenue for the three months ended September 30, 2011 decreased $1.4 million to $4.0 million on 13 homes as compared to 5.4 million on 18 homes for the three months ended September 30, 2010. Net new order revenue for the nine months ended September 30, 2011 decreased $4.7 million to $10.8 million on 36 homes as compared to $15.5 million on 49 homes for the nine months ended September 30, 2010. Average gross new order revenue per unit for three months ended September 30, 2011 increased $5,000 to $304,000, as compared to $299,000 for the three months ended September 30, 2010. The average gross new order revenue per unit for the nine months ended September 30, 2011 decreased $24,000 to $294,000, as compared to $318,000 for the nine months ended September 30, 2010.

We have two Washington, DC condominium projects where we have units available for sale and for rent: Penderbrook Square in Fairfax, VA and the Eclipse at Potomac Yard in Arlington, VA. Therefore, we were only able to generate orders and backlog at the two condominium projects in the first nine months of 2011. Because our unit sales are generated from completed inventory we do not need to construct units after a sales contract is executed with a unit purchaser. As a result, we are able to quickly execute on a sales contract and deliver the unit to the purchaser. Typically, unit deliveries are made within thirty days of contract execution. As a result, we do not tend to generate significant order backlog. At September 30, 2011, we had 7 units in backlog expected to generate revenue of $2.4 million.

Revenue – homebuilding

The number of homes delivered for the three months ended September 30, 2011 decreased to 10 as compared to 17 homes for the three months ended September 30, 2010. For the nine months ended September 30, 2011 we delivered 30 homes as compared to 51 homes delivered during the nine months ended September 30, 2010. Average revenue per home delivered decreased by approximately $17,000 to $286,000 for the three months ended September 30, 2011 as compared to $303,000 for the three months ended September 30, 2010. The decline in settlements and average price is largely a function of fewer units available for sale and available product mix in our two projects. As of September 30, 2011, there are 33 units remaining in our Eclipse project and 47 units remaining in our Penderbrook project. This compares to 47 units and 73 units respectively for Eclipse and Penderbrook for the period ended September 30, 2010.

Average revenue per home delivered decreased by approximately $29,000 to $300,000 for the nine months ended September 30, 2011 as compared to $329,000 for the nine months ended September 30, 2010. This is primarily due to unit mix and is not indicative of decreased values in the inventory delivered.

Revenue from homebuilding decreased by $2.3 million to $2.9 million for the three months ended September 30, 2011 as compared to $5.2 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011 revenue from homebuilding decreased by $7.8 million to $9.0 million as compared to $16.8 million for the nine months ended September 30, 2010. The decreased revenue is the result of a lower number of units available for sale and consequently settled for both 2011 periods as well as shifting product mix as discussed above.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended September 30, 2011 decreased by $3.1 million, to $2.6 million as compared to $5.8 million for the three months ended September 30, 2010. Cost of sales—homebuilding for the nine months ended September 30, 2011 decreased by $9.1 million, to $8.0 million of homebuilding revenue, as compared to $17.1 million of revenue, for the nine months ended September 30, 2010. The decreased number of homes settled during three and nine months accounted for the decline in the aggregate cost of sales figure.

Apartment Buildings and Real Estate Services

Currently our apartment building segment consists of a 103 unit project and units we are currently renting in our for-sale projects at Eclipse and Penderbrook (until such time as those units can be sold). Given the size of the operations to date, we discuss the relevant performance of this segment in combination with our real estate services segment.

Revenue – Apartment Buildings and Real Estate Services

Revenue for the three months ended September 30, 2011 increased by $2.1 million, to $2.5 million, as compared to $.4 million, for the three months ended September 30, 2010. Revenue for the nine months ended September 30, 2011 increased by $2.5 million, to $6.9 million, as compared to $4.4 million for the nine months ended September 30, 2010. The increase in both periods for 2011 is primarily from general contracting services as compared to other revenue for 2010 that is primarily rent revenue from our Penderbrook and Eclipse communities. The decline in rental revenue over the periods is attributable to a reduced number of units available for rental as a result of continuing sales at these communities.

Cost of sales – Apartment Buildings and Real Estate Services

Cost of sales – apartment buildings and real estate services for the three months ended September 30, 2011 increased approximately $2.2 million to $2.6 million as compared to $.4 million, for three months ended September 30, 2010. Cost of sales – apartment buildings and real estate services increased approximately $2.8 million to $6.5 million during the nine months ended September 30, 2011 as compared to $3.7 million during the nine months ended September 30, 2010. The increase in both periods is primary as a result of aforementioned general contracting projects. Substantially all of the costs in 2010 (approximately $2.5 million) relates to the sale of land at our Station View project. In 2011, approximately $5.2 million of costs related to our aforementioned general contracting projects. The balance of approximately $1.2 related to our rental operations.

Selling, general and administrative

Selling general and administrative expenses for the three months ended September 30, 2011 increased $0.4 million to $1.7 million, as compared to $1.3 million for the three months ended September 30, 2010. Selling general and administrative expenses for the nine months ended September 30, 2011 increased $.8 million to $5.0 million, as compared to $4.2 million for the nine months ended September 30, 2010. The increase in expenses for the three month and the nine month period is primarily attributable to an increase in compensation expense related to certain restricted stock grants made in the first quarter of 2011.

Interest, real estate taxes and indirect costs related to inactive projects

Interest, real estate taxes and indirect costs related to our inactive projects are expensed as incurred. The increase in interest, real estate taxes and indirect costs related to inactive projects for the three month period ended September 30, 2011 is directly related to the interest cost (of approximately $.2 million) and amortization of deferred financing costs and the associated discount (of approximately $.6 million) on the loan related to the SunBridge financing.

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

As discussed in Note 14 to the financial statements, the Company recently entered into a strategic alliance with SunBridge Capital Management, LLC (“SunBridge”) which, among other things, provides for a cash out refinancing for both the Eclipse and Penderbrook projects. The Company believes it will have adequate cash on hand, cash flows from operating activities, and available financing to sustain its current business operations through 2012 but will require ongoing equity and debt financing to support new initiatives.

On October 31, 2011, the Comstock Cascades II, L.C. entered into a definitive agreement to sell the Cascades Apartments for $19.75 million. The transaction is expected to close during the fourth quarter of 2011, subject to a customary due diligence period, during which the purchaser is entitled to cancel the transaction. The Company estimates that it will receive net proceeds of approximately $6,000,000 (inclusive of escrow amounts discussed in Note 16 of the financial statements) from the transaction after repayment of the existing loan from Cardinal Bank secured by the project and the retirement of the non-controlling equity financing relating to the project.

Cash Flow

Net cash provided by operating activities was $11.5 million for the nine months ended September 30, 2011 and $14.2 million for the nine months ended September 30, 2010. In both years the primary source of cash provided by operating activities was the sale of real estate assets. The decline between periods is largely related to a decline in the number of homes settled during the period – 30 homes were settled during the nine months ended September 30, 2011 (generating $9.0 million in cash) versus 51 for the same period of 2010 (generating $16.8 million in cash). In addition, included in the 2010 cash flows is the sale of land at our Station View project located in Loudoun County, Virginia for $2.8 million.

Net cash used by investing activities was $9.3 million for the nine months ended September 30, 2011, which relates to the construction of the Cascades Apartment rental project. There were no material cash flows related to investing activities for the nine months ended September 30, 2010.

Net cash provided by financing activities was $3.9 million for the nine months ended September 30, 2011 and net cash used in financing activities was $14.5 million for the nine months ended September 30, 2010. Repayments of indebtedness were the primary use of cash from financing activities in both years. Included as a source of cash in the 2011 financing cash flows is approximately $2.4 million related to the Private Placement for the Cascades Apartments and the cash received from the SunBridge financing and warrant issuance, which are more fully discussed in Notes 12 and 14 to the financial statements, respectively.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2011 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

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

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

10.1	Loan Agreement, dated as of July 12, 2011, between BCL Eclipse, LLC and Comstock Potomac Yard, L.C. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011, and incorporated herein by reference).

10.2	Guaranty, Pledge and Security Agreement, dated as of July 12, 2011, by Comstock Homebuilding Companies, Inc. and Comstock Emerald Farm, L.C. to and for the benefit of BCL Eclipse, LLC. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011, and incorporated herein by reference).

10.3	Warrant, dated as of July 12, 2011, in the name of BridgeCom Development I, LLC. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011, and incorporated herein by reference).

10.4	Registration Rights Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011, and incorporated herein by reference).

10.5	Right of First Refusal and First Offer Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011, and incorporated herein by reference).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. ***

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: November 14, 2011	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ JOSEPH M. SQUERI
Joseph M. Squeri
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)