Form 10-Q/A
period 2011-06-30
Comstock Homebuilding Companies, Inc.
filed 2011-12-01
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 on

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities Exchange Commission on August 12, 2011 (the “Original Form 10-Q”), for the sole purpose of refurnishing Exhibit 32.1 to correct a typographical error appearing in the EDGAR version of the originally furnished Exhibit 32.1. No other changes have been made to the Original Form 10-Q. This amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not otherwise modify or update in any way disclosures made in the Original Form 10-Q.

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

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: December 1, 2011	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2011	By:	/s/ JOSEPH M. SQUERI
Joseph M. Squeri Chief Financial Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)