Form 10-K
period 2011-12-31
Comstock Homebuilding Companies, Inc.
filed 2012-03-30
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (703) 883-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant (12,356,497 shares) based on the last reported sale price of the registrant’s common equity on the NASDAQ Global Market on June 30, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $14,209,972. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 30, 2012, there were outstanding 17,627,822 shares of the registrant’s Class A common stock, par value $.01 per share, and 2,733,500 shares of the registrant’s Class B common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOMEBUILDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

PART I

Item 1.	Business

The following business description should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

Comstock Homebuilding Companies, Inc. is a multi-faceted real estate development and services company focused on the Washington, D.C. metropolitan area. We have substantial experience with building a diverse range of products including apartments, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. Since our founding in 1985, and as of December 31, 2011, we have built and delivered more than 5,300 units generating total revenue in excess of $1.4 billion. References in this Form 10-K to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise. Dollars in thousands unless otherwise indicated.

Our Operating Market

We are exclusively focused on the Washington, D.C. market which is the eighth largest metropolitan statistical area in the United States. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We build homes and apartment buildings in suburban communities, where we focus on low density products such as single family detached homes, townhomes and mid-rise multi-family buildings, and in urban areas, where we focus on high density multi-family and mixed use products. For our homebuilding operations, we develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Our apartment buildings are developed as rental properties to be held and operated for our own purposes, converted at some point to for-sale condominium units or sold on a merchant build basis. Currently, we operate only in the Washington, D.C. market, where our for-sale products are designed to attract first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. When developing rental communities, we design our products to be affordable for tenants that fit one of two groups; (i) young first time tenants, or (ii) renters by choice. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market.

We believe that our significant experience over the past 25 years, combined with our ability to navigate through two major housing downturns (early 1990s and late 2000s) have provided us the experience necessary to capitalize on attractive opportunities in our core market of Washington, D.C. and to build shareholder value. We believe that our focus on the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, will provide an opportunity to generate attractive returns on investment and for growth.

Our Business Strategy

Our business strategy is designed to leverage our extensive capabilities and market knowledge to maximize returns on invested capital on our various real estate related activities. We execute our strategy through three related business segments:

•

Homebuilding – We target new home building opportunities where our building experience and ability to manage highly complex entitlement, development and related issues provides us with a competitive advantage.

•

Apartments – We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale to institutional buyers when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future.

•

Real Estate Services – Our management team has significant experience in all aspects of real estate management, including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies, financing and general construction. We are able to provide a wide range of construction management, general contracting and real estate related services to other property owners. This business line not only allows us to generate positive fee income from our highly qualified personnel but also serves as a potential catalyst for joint venture and acquisition opportunities.

These business units work in concert to leverage the collective skill sets of our organization. The talent and experience of our personnel allows workflow flexibility and a multitasking approach to managing various projects. In a capital constrained environment, we use creative problem solving and financing approaches by working closely with banks, borrowers and other parties in an effort to generate value for all constituents. We believe that our business network within the Washington, D.C. real estate market provides us a competitive advantage in sourcing and executing investment opportunities.

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

In certain communities we continue to offer units for sale and for rent. In the difficult market conditions that were common during the housing downturn this strategy dramatically enhanced our ability to maintain adequate operating cash flow. Additionally, by operating key properties as rental communities during the housing downturn, we were able to position valuable assets for sale in improving market conditions.

Our Operations

Our operations have been scaled back to align general and administrative expenses with market conditions. When the market downturn began, we adopted a defensive strategy to enhance our ability to survive a prolonged downturn in housing demand, we eliminated several operating divisions and refocused operations on the Washington, D.C. market, where we believe our 25 years of market experience provides us the best opportunity to enhance shareholder value. Although we have dramatically reduced the size of our staff we believe that we have maintained the critical capabilities we need to capitalize on emerging opportunities. We believe that we are properly staffed for current market conditions and that we have the ability to manage growth as market conditions warrant.

Our Communities

We are currently operating, or developing in the following counties in Virginia: Loudoun, Prince William, Arlington, and Fairfax. We also have communities in the Maryland counties of Frederick and Montgomery and the District of Columbia. The following table summarizes certain information regarding our communities as of December 31, 2011:

	As of December 31, 2011 (Dollars in thousands)
Project	State	Product Type(3)	Estimated Units at Completion	Units Settled	Backlog(4)	Lots Owned Unsold	Average New Order Revenue to Date
Commons on Potomac Square(1)	VA	Apartment	103	0	0	0	$0
Eclipse on Center Park(2)	VA	Condo	465	438	0	0	$409
Penderbrook Square(2)	VA	Condo	424	385	3	0	$245
Emerald Farm(5)	MD	SF	84	78	0	6	$452
The Hampshires(6)	DC	SF/TH	110	0	0	0	$0
Cedar Hill(6)	DC	Condo	40	0	0	0	$0
Falls Grove(6)	VA	Condo	129	0	0	0	$0
Boulevard on Newell(6)	MD	Apartment	145	0	0	0	$0

Total

(1)	Apartment was sold on March 7, 2012
(2)	For sale communities.
(3)	“SF” means single family home, “TH” means townhome and “Condo” means condominium.
(4)	“Backlog” means we have an executed order with a buyer, but the settlement has not yet taken place.
(5)	Developed and available for sale.
(6)	Community under our control currently in development.

Northern Virginia Market

The Commons on Potomac Square is a two building, 103-unit, rental apartment community in Loudoun County, Virginia (the “Apartment”). The project is located in the Potomac Falls area of Loudoun County, Virginia. Initial occupancies occurred July 1, 2011 with final construction of the second building completed end of September 2011. The land on which the community was built was one of the last remaining parcels within the master planned and amenity rich Cascades Community in eastern Loudoun County. The Cascades community provides residents with exceptional attractions, including excellent schools, golf courses, multiple parks, swimming pools, walking/bicycle trails, upscale shopping and dining facilities and other convenient amenities. The location of the Cascades community provides easy commuter access to all of the major employment centers in the Washington, D.C. region and is located within walking distance of the Loudoun campus of Northern Virginia Community College. This Apartment was developed and completed during 2011. The Apartment project was sold on March 7, 2012 for $19.35 million.

The Eclipse on Center Park is a 465-unit, high-rise condominium complex in Arlington, Virginia. The project is just minutes from downtown Washington D.C., the Pentagon and Reagan National Airport. The project is an upscale, urban-style, mixed-use complex with residential condominiums above an 83,000 square foot retail center, which includes a Harris Teeter grocery store and other convenience-oriented retailers. Condominium sales began in the second quarter of 2004 and settlements began in November 2006. At December 31, 2011, 27 units remain in our inventory.

Penderbrook Square is a 424-unit rental apartment complex in the Fair Oaks area of Fairfax County, Virginia that we purchased as a condominium conversion project. We acquired the property in 2005 and made significant improvements to common areas, building exteriors, and heating and air-conditioning systems within units and have completed the conversion and sale of a majority of the units to condominiums. Sales and settlements began in 2005. At December 31, 2011, 39 units remain in our inventory.

Falls Grove is a new community located in northern Prince William County near Centreville, Virginia. The property will be developed as 19 single family homes and 110 townhouses with prices expected to be starting from $200 thousand for the townhomes and $400 thousand for the single-family homes. The Company anticipates development to commence in the first half of 2012 and unit sales to commence in the second half of 2012.

Maryland

Emerald Farm is an 84-unit development of single-family homes in Frederick, Maryland conveniently located near major transportation routes. A water moratorium imposed by the local jurisdiction has prevented the timely completion of the project. We believe the moratorium no longer applies to the lots we currently own in this community. It is our intention to pursue construction financing for homes on the 6 remaining finished building lots in the near future and as market conditions warrant.

Boulevard on Newell is a newly planned 145 unit apartment community located proximate to the metro rail station in downtown Silver Spring, MD. The Company has initiated the process of securing rezoning and land development permits and expects to commence development in 2014.

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

Construction

Our home designs are selected or prepared in each of our communities to appeal to the tastes and preferences of local homebuyers. We also offer optional interior and exterior features to allow homebuyers to enhance the basic home design and to allow us to generate additional revenues from each home sold.

Substantially all of our construction work is performed by subcontractors. Subcontractors typically are selected after a competitive bidding process and retained for a specific subdivision pursuant to a contract that obligates the subcontractor to complete construction at an agreed-upon price. Agreements with the subcontractors and suppliers we use generally are negotiated for each subdivision. We compete with other homebuilders for qualified subcontractors, raw materials and lots in the markets where we operate. We employ construction superintendents to monitor homes under construction, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. In addition, our construction superintendents play a significant role in working with our homebuyers by assisting with option selection and home modification decisions, educating buyers on the construction process and instructing buyers on post-closing home maintenance.

Construction time for our homes depends on the weather, availability of labor, materials and supplies, size of the home, and other factors. We typically complete the construction of a home within three to six months.

We typically do not maintain significant inventories of construction materials, except for work in progress materials for homes under construction. Generally, the construction materials used in our operations are readily available from numerous sources. In recent years, we have not experienced delays in construction due to shortages of materials or labor that have materially affected our consolidated operating results.

Warranty

We provide our single-family and townhouse home buyers with a one-year limited warranty covering workmanship and materials. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that all home buyers agree to the definitions and procedures set forth in the warranty. Typically, we provide our condominium home buyers a two-year limited warranty. In addition, we periodically provide structural warranty of longer durations pursuant to applicable statutory requirements. From time to time, we assess the appropriateness of our warranty reserves and adjust accruals as necessary. When deemed appropriate by us, we will accrue additional warranty reserves. We require our general contractors and sub-contractors to warrant the work they perform and they are contractually obligated to correct defects in their work that arise during the applicable warranty period. We seek to minimize our risk associated with warranty repairs through our quality assurance program and by selecting contractors with good reputations, sufficient resources and adequate insurance. It is typical that there is a gap in the warranty coverage provided by contractors and by home builders, which we have self-insured in the past. It is our experience that the warranty claims which we self insured have not been significant in nature but we periodically obtain additional insurance to protect against this unquantifiable risk.

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

Additionally, we compete with the resale market of existing homes including foreclosures and short-sales. The dramatic increase of inventory of existing homes available for sale beginning in 2006 created significant competition among builders and home sellers for a shrinking number of prospective home buyers. This led to downward pressure on home prices in many areas that still persist in many markets.

Regulation

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulation, which imposes restrictive zoning and density requirements in order to limit the number of residential units that can ultimately be built within the boundaries of a particular project. We and our competitors may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which we operate. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction.

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

We utilize our technology infrastructure to facilitate marketing of our projects as well. Through our web site, www.comstockhomebuilding.com, our customers and prospects receive automatic electronic communications from us on a regular basis. Our corporate marketing directors work with in-house marketing and technology specialists to develop advertising and public relations programs for each project that leverage our technology capabilities. During 2011, we continued to lower marketing costs through the increased utilization of internet based marketing platforms in lieu of print advertisements. We believe that the home buying population will continue to increase its reliance on information available on the internet to help guide their home buying decision. Accordingly, our marketing efforts will continue to seek to leverage this trend in an effort to lower per sale marketing costs while maximizing potential sales.

For accounting and purchasing management purposes we use the JD Edwards Enterprise One software system.

Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed his ownership interest in the “Comstock” brand and trademark to us in perpetuity and free of charge. We do not own the brand or the trademark and are not in a position to be able to adequately protect it against infringement from third parties. Additionally, Mr. Clemente has retained the right to continue using the “Comstock” brand and trademark individually and through his affiliates, including real estate development projects in our current or future markets that are unrelated to the Company.

Employees

At December 31, 2011, we had 32 full-time and 4 part time employees. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers of the Registrant

Our executive officers and other management employees and their respective ages and positions as of December 31, 2011 are as follows:

Name	Age	Current Position
Christopher Clemente	52	Chairman and Chief Executive Officer
Gregory V. Benson	57	President, Chief Operating Officer
Joseph M. Squeri	46	Chief Financial Officer
Jubal R. Thompson	42	General Counsel and Secretary

Christopher Clemente founded Comstock in 1985 and has been a director since May 2004. Since 1992, Mr. Clemente has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 25 years of experience in all aspects of real estate development and home building, and more than 30 years of experience as an entrepreneur.

Gregory V. Benson joined us in 1991 as President and Chief Operating Officer and has been a director since May 2004. Mr. Benson is also a member of our board of directors. Mr. Benson has over 30 years of home building experience including over 14 years at national home builders, including NVHomes, Ryan Homes and Centex Homes.

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

Two of our existing projects provide us a percentage of realized cash flow from the settlement proceeds of each unit at its respective project provided that we settle on a prescribed minimum number of units semi-annually. If we are unable to achieve the required number of settlements, the lender may elect to reduce the amount of cash flow to us from settlement proceeds. If that happened, it could significantly reduce our cash flows available to support operations and would increase our reliance on capital raising activities and existing cash reserves.

Our operations require significant capital, which may not to be available.

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

To finance projects, we have historically utilized construction, acquisition and development loans. These credit facilities tend to be project-oriented and generally have variable rates and require significant management time to administer. If financial institutions decide to discontinue providing these facilities to us we would lose our primary source of financing our operations or the cost of retaining or replacing these credit facilities could increase dramatically. Further, this type of financing is typically characterized by short-term loans which are subject to call. If construction, acquisition and development loans become unavailable or accelerated repayment of our existing facilities is demanded, we may not be able to meet our obligations and we may be forced to seek protections afforded under the bankruptcy code.

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

Most home buyers finance their purchase of a new home through third-party mortgage financing. As a result, residential real estate demand is adversely affected by:

•	increases in interest rates and/or related fees;

•	increases in real estate transaction closing costs;

•	decreases in the availability of consumer mortgage financing;

•	increasing housing costs;

•	unemployment;

•	changes in federally sponsored financing programs; and

•	increases in foreclosure inventory and reduction in market comparables resulting from foreclosures and short sales.

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

On February 11, 2011, the U.S. Treasury and the U.S. Department of Housing & Urban Development issued a report to the U.S. Congress entitled “Reforming America’s Housing Finance Market” that lays out, among other things, three options for long-term reform, which would reduce or wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. These proposals are: (a) a privatized system of housing finance with the government insurance role limited to the Federal Housing Administration (the “FHA”), the United States Department of Agriculture (the “USDA”) and the Department of Veterans’ Affairs (the “VA”) assistance for narrowly targeted groups of borrowers; (b) a privatized system of housing finance with assistance from the FHA, USDA and VA for narrowly targeted groups of borrowers and a guarantee mechanism to scale up during times of crisis; and (c) a privatized system of housing finance with FHA, USDA and VA assistance for low- and moderate-income borrowers and catastrophic reinsurance behind significant private capital. Any such proposals, if enacted, may have broad and material adverse implications for the multifamily sector and our business, operations and financial condition. We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether or when such proposals may be enacted, what form any final legislation or policies might take and how proposals, legislation or policies emanating from this report may impact the multifamily sector and our business, operations and financial condition. We are evaluating, and will continue to evaluate, the potential impact of the proposals set for in this report.

Fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which could adversely affect our revenues, earnings and cash flows.

We are subject to the potential for significant fluctuations in the market value of our land and home inventories. We must constantly locate and acquire new tracts of undeveloped and developed land if we are to support growth in our home building operations. There is a lag between the time we acquire control of undeveloped land or developed home sites and the time that we can bring communities built on that land to market. This lag time varies from site to site as it is impossible to predict with any certainty the length of time it will take to obtain governmental approvals and building permits. The risk of owning undeveloped land, developed land and homes can be substantial. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land and home inventories could occur if market conditions deteriorate or if we purchase land or build home inventories at higher prices during stronger economic periods and the value of those land or home inventories subsequently declines during weaker economic periods. We could also be forced to sell homes, land or lots for prices that generate lower profit than we anticipated, or at a loss, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a continued decline in the market value of our land or home inventories may give rise to additional impairments of our inventory and write-offs of contract deposits and feasibility cost, which may result in a breach of financial covenants contained in one or more of our credit facilities, which could cause a default under those credit facilities. Defaults in these credit facilities are often times the responsibility of the Company as the Company is the guarantor of most of its subsidiary’s debts.

Deteriorating market conditions, turmoil in the credit markets and increased price competition continued to negatively impact us in 2011 resulting in reduced sales prices, increased customer concessions, reduced gross margins and extended estimates for project completion dates. As a result, we evaluated all of our projects to determine if recorded carrying amounts were recoverable. This evaluation resulted in an aggregate 2010 impairment charge of $1.5 million in the Washington D.C. region. Impairment charges are recorded as a reduction in our capitalized land and/or house costs. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales rates. In performing our impairment modeling, we must select what we believe is an appropriate discount rate based on current market cost of capital and returns expectations. We have used our best judgment in determining an appropriate discount rate based on anecdotal information we have received from marketing our deals for sale in recent months. We have elected to use a rate of 13% in our discounted cash flow model. While the selection of a 13% discount rate was subjective in nature, we believe it is an appropriate rate in the current market. The estimates used by us are based on the best information available at the time the estimates are made. If market conditions continue to deteriorate additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

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

We currently have approximately $106 million in federal and state NOLs with a potential value of up to approximately $42 million in tax savings. These deferred tax assets are currently fully reserved. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2011, the cumulative shift in the Company’s stock would not cause an inability to utilize some of our NOL asset.

Home prices and sales activities in the Washington, D.C. geographic market have a large impact on our results of operations because we conduct substantially all of our business in this market.

We currently develop and sell homes principally in the Washington, D.C. market. Home prices and sales activities in the Washington, D.C. geographic market have a large impact on our results of operations because we conduct substantially all of our business in this market. Although demand in this area historically has been strong, the current slowdown in residential real estate demand and reduced availability of consumer mortgage financing have reduced the likelihood of consumers seeking to purchase new homes which has had and will likely continue to have a negative impact on the pace at which we receive orders for our new homes. As a result of the foregoing and general economic conditions, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our homes or our offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. Our limited geographic diversity means that adverse general economic, weather or other conditions in this market could adversely affect our results of operations and cash flows or our ability to grow our business.

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

We are actively involved in the construction and development of mixed-use and high-rise residential projects. Our experience is largely based on smaller wood-framed structures that are less complex than high-rise construction or the development of mixed-use projects. A mixed-use project is one that integrates residential and non-residential uses in the same structure or in close proximity to each other, on the same land. As we continue to expand into these new product types, we expect to encounter operating, marketing, customer service, warranty and management challenges with which we have less familiarity. We had previously expanded our management team to include individuals with significant experience in this type of real estate development but then were forced to furlough some of them as we downsized our operation. If we are unable to successfully manage the challenges of this portion of our business, we may incur additional costs and our results of operations and cash flows could be adversely affected.

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

We provide service warranties on our homes for a period of one year or more post closing and provide warranties on occasion as required by applicable statutory requirements for extended periods. We self-insure our warranties from time to time and reserve an amount we believe will be sufficient to satisfy any warranty claims on homes we sell and periodically purchase insurance related coverage to cover the costs associated with potential claims. Additionally, we also attempt to pass much of the risk associated with potential defects in materials and workmanship on to the subcontractors performing the work and the suppliers and manufacturers of the materials and their insurance carriers. In such cases, we still may incur unanticipated costs if a subcontractor, supplier, manufacturer or its insurance carrier fails to honor its obligations regarding the work or materials it supplies to our projects. If the amount of actual claims materially exceeds our aggregate warranty reserves, any available insurance coverage and/or the amounts we can recover from our subcontractors and suppliers, our operating results and cash flows would be adversely affected.

Our business, results of operations and financial condition may be affected by adverse weather conditions or natural disasters.

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

Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed his ownership interest in the “Comstock” brand and trademark to us in perpetuity and free of charge. We do not own the brand or the trademark and are not in a position to be able to adequately protect it against infringement from third parties. Additionally, Mr. Clemente has retained the right to continue using the “Comstock” brand and trademark individually and through his affiliates, including real estate development projects in our current or future markets that are unrelated to the Company. We will be unable to control the quality of projects undertaken by Mr. Clemente or others using the “Comstock” brand and trademark and therefore will be unable to prevent any damage to its goodwill that may occur. We will further be unable to preclude Mr. Clemente from licensing or transferring the ownership of the “Comstock” trademark to third parties, some of whom may compete against us. Consequently, we are at risk that our brand could be damaged which could have a material adverse effect on our business, operations and cash flows.

Risks Related to our Common Stock and the Securities Markets

Volatility of our stock price could adversely affect stockholders.

The market price of our Class A common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	general conditions in the home building industry;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or of the home building industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors;

•	material announcements by our construction lenders or the manufacturers and suppliers we use;

•	sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.

Investors may not be able to resell their shares of our Class A common stock following periods of volatility because of the market’s adverse reaction to that volatility. Our Class A common stock may not trade at the same levels as the stock of other homebuilders, and the market in general may not sustain its current prices.

Investors in our Class A common stock may experience dilution with the future exercise of stock options and warrants, the grant of restricted stock and issuance of stock in connection with our acquisitions of other companies.

From time to time, we have issued and we will continue to issue stock options or restricted stock grants to employees and non-employee directors pursuant to our equity incentive plan. We expect that these options or restricted stock grants will generally vest commencing one year from the date of grant and continue vesting over a four-year period. Investors may experience dilution as the options vest and are exercised by their holders and the restrictions lapse on the restricted stock grants. In addition, we may issue stock in connection with acquisitions of other companies, or warrants in connection with the settlement of obligations and or indebtedness with vendors and suppliers, which may result in investors experiencing dilution.

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

Messrs. Clemente and Benson own 100% of our outstanding Class B common stock, which, together with their shares of Class A common stock, represent approximately 78.1% of the combined voting power of all classes of our voting stock as of March 19, 2012. As a result, Messrs. Clemente and Benson, acting together, have control over us, the election of our board of directors and our management and policies. Messrs. Clemente and Benson, acting together, also have control over all matters requiring stockholder approval, including the amendment of certain provisions of our certificate of incorporation and bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

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

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in business combinations with any stockholder, including all affiliates and employees of a stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s voting stock unless specified conditions are met.

Our amended and restated certificate of incorporation and bylaws contain provisions that have the effect of delaying, deferring or preventing a change in control that stockholders could consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

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

Our principal administrative, sales and marketing facilities are located at our headquarters in Reston, Virginia. At December 31, 2009 we leased approximately 8,200 square feet of office space in the Reston facility from Comstock Asset Management, L.C., an affiliate wholly-owned by Christopher Clemente. Pursuant to this three-year headquarters lease, which we entered into on December 31, 2009 and amended in March 2010, decreasing our office space to approximately 7,200 square feet, we will pay annual rent of approximately $204,000, subject to a 4% annual increase through the lease termination.

For information regarding the properties at our communities, please see Item 1 “Business – Our Communities.”

Item 3.	Legal Proceedings

On July 29, 2008, Balfour Beatty Construction, LLC (“Balfour”), successor in interest to Centex Construction, the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, the Company received an order of the court in April 2009 invalidating the liens. On March 19, 2010, the Company’s subsidiary received a judgment against Balfour in an amount of $11.96 million. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. On July 21, 2011, the Company and Balfour reached a settlement including disbursement of payment for all claims related to this matter for approximately $9.4 million, net of closing costs of approximately $900. The Company received the proceeds of the settlement on August 4, 2011.

Currently, we are not subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Class A common stock is traded on the NASDAQ Capital Market under the symbol “CHCI”. The following table sets forth the high and low sale prices of our Class A common stock, as reported on NASDAQ, for the periods indicated:

	High	Low
Fiscal Year Ended 2010
First quarter	$1.25	$.70
Second quarter	$3.99	$.91
Third quarter	$1.88	$1.15
Fourth quarter	$1.55	$.96
Fiscal Year Ended 2011
First quarter	$2.07	$1.09
Second quarter	$1.43	$.90
Third quarter	$1.59	$.86
Fourth quarter	$1.22	$.91

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

Unregistered Sales of Equity Securities and Use of Proceeds

In 2009, the Company’s Board of Directors approved the issuance of up to 600,000 warrants of the Company’s Class A Common Stock to settle outstanding trade debt. For the years ended December 31, 2010, 258,674 warrants, at an average strike price of $1.11, were issued to settle trade debt of $419. The Company recorded a gain of $195 in 2010 resulting from the settlement. There were no warrants issued to settle trade debt for the year ended December 31, 2011. The warrant exercise period begins on the date of execution of the release agreement and ends 5 years after the execution date. Since the inception of the program, 440,331 warrants have been issued at an average strike price of $1.06. There are 159,689 warrants remaining under the authorization.

No general solicitation or advertising was involved, the number of recipients of the securities was limited and such recipients were accredited and/or sophisticated. As a result, we are relying on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D of the Securities Act for the issuance of securities.

Issuer Purchases of Equity Securities

Our board of directors has previously authorized the repurchase of up to 1.0 million shares of our Class A common stock in one or more open market or privately negotiated transactions. During the twelve months ended December 31, 2011, we did not repurchase any of our outstanding Class A common stock. As of December 31, 2011, 0.6 million shares of Class A common stock authorized for repurchase remain available for repurchase; however, we have no immediate plans to repurchase stock under this authorization. On December 31, 2011, there were approximately 26 record holders of our Class A common stock. On December 31, 2011 there were two holders of our Class B common stock.

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

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including apartments, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Apartment Buildings and Real Estate Services as further discussed in Note 2 of our consolidated financial statements. We are currently focused on the Washington, D.C. market, which is the eighth largest metropolitan statistical area in the United States.

Homebuilding

Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. For our homebuilding operations, we develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Our for sale products are designed to attract first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market.

Apartment Buildings

Comstock’s focus on the apartment sector is on developing projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future. When developing rental communities, we design our products to be affordable for tenants that fit one of two groups; (i) young first-time renters, or (ii) renters by choice. The multi-family asset class has benefitted from turmoil in the new home industry, limited access to residential mortgage financing and market conditions that have driven down construction costs during the past few years. Continued favorable economic and employment conditions in the Washington, D.C. market have caused rents to rise while vacancy rates and cap rates have declined.

Real Estate Services

Our management team has significant experience in all aspects of real estate management including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies, financing and general construction. We are able to provide a wide range of construction management, general contracting and other real estate related services to other property owners. This business line not only allows us to generate fee income from our highly qualified personnel but also serves as a potential catalyst for joint venture and acquisition opportunities.

We believe that our significant experience over the past 25 years, combined with our ability to navigate through two major housing downturns (early 1990s and late 2000s) have provided us the experience necessary to capitalize on attractive opportunities in our core market of Washington, D.C. and to rebuild shareholder value. We believe that our focus on the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, will provide an opportunity to generate attractive returns on investment and for growth.

Recent Developments

SunBridge Financing and Relationship

On July 12, 2011, the Company, through a subsidiary called Comstock Potomac Yard, L.C., entered into a loan agreement with BCL Eclipse, LLC, an affiliate of SunBridge Capital Management, LLC (“SunBridge”), pursuant to which the Company secured a $13.8 million loan with a three year term (the “SunBridge Eclipse Loan”) to refinance the Company’s Eclipse condominium project. Proceeds from the SunBridge Eclipse Loan were primarily utilized to (i) pay off existing indebtedness of approximately $9.0 million, (ii) pay approximately $0.8 million for expenses associated with the SunBridge Eclipse Loan (which are classified in other assets in the accompanying balance sheet), and (iii) for general corporate purposes.

On July 12, 2011, SunBridge also issued a binding commitment letter to the Company, through a subsidiary called Comstock Penderbrook, L.C., for a cash out refinance of the Company’s Penderbrook Square condominium projected in an amount of up to $7.0 million with a three year term. This commitment was drawn upon on October 5, 2011 and the loan was funded for approximately $5.4 million. Proceeds from this loan were primarily utilized to (i) pay off existing indebtedness of approximately $3.9 million, (ii) pay for expenses associated with the loan of approximately $0.7 million, and (iii) for general corporate purposes.

In connection with the SunBridge Loans, on July 12, 2011, the Company agreed to issue to BridgeCom Development I, LLC, an affiliate of SunBridge (“BridgeCom”), an immediately exercisable warrant to purchase 1.0 million shares of the Company’s Class A common stock at an exercise price equal to the average closing price of the stock for the preceding thirty days ($1.03) (the “SunBridge Warrant”).

In addition, on July 12, 2011, the Company also agreed to enter into a right of first offer and refusal (“Strategic Agreement”) with SunBridge to jointly pursue certain homebuilding and multi-family projects in the Washington, D.C. metropolitan area. Under the general terms of the Strategic Agreement, the Company will offer material future investment opportunities to SunBridge and if mutually agreed upon, the Company and SunBridge will enter into specific joint venture arrangements for each identified opportunity. The Strategic Agreement terminates at the earlier of three years from the date of the agreement or until each party funds a minimum of $25.0 million in identified investment opportunities.

Cascades Apartment Project

On January 31, 2011, Comstock Cascades II, L.C., one of our subsidiaries (“Cascades II”), entered into a private placement whereby Cascades II raised working capital in the amount of $2.35 million (the “Private Placement”) related to the planned construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments” or “The Commons on Potomac Square Apartments”). Proceeds of the Private Placement were utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness owed to M and T Bank (“M&T”) in relation to the Cascades Apartments project, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Private Placement included unrelated third party investors along with several members of the Company’s Board of Directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. The Private Placement was redeemed on March 7, 2012 in connection with the sale of the Potomac Square Apartments project.

On February 11, 2011, Cascades II entered into a Loan Agreement (the “Cardinal Loan Agreement”) with Cardinal Bank pursuant to which Cascades II obtained an $11.0 million multi-family construction loan and mortgage with a five year term (the “Cardinal Loan”). Proceeds from the Cardinal Loan were used to (i) fund the construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”) and (ii) retire existing indebtedness of the Company owed to M&T having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Potomac Square Apartments was constructed. The Company has fully guaranteed the Cardinal Loan. Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company (each an “Officer”), also provided a limited guaranty in connection with the Cardinal Loan of up to $6.8 million, subject to further reduction upon the satisfaction of certain enumerated conditions set forth in the Cardinal Loan Agreement. In connection with the Officers’ limited guaranty of the Cardinal Loan, and in connection with the Company’s entry into a loan with Eagle Bank, the Officers and the Company entered into a Credit Enhancement and Indemnification Agreement on February 17, 2011 (the “Indemnification Agreement”) providing for full indemnification of the Officers by the Company against future losses incurred as a result of their guaranty of the Cardinal Loan or the Eagle Bank Loan. Pursuant to the Indemnification Agreement, the Officers, on an aggregate basis, are entitled to a credit enhancement fee (“Credit Enhancement Fee”) from the Company for the Cardinal Loan and the Eagle Bank Loan calculated at a rate of four percent (4%) per annum based on the lesser of (i) the combined outstanding balance of the Cardinal Loan and the Eagle Bank Loan at the end of each month, or (ii) such Officer’s maximum guaranty exposure in connection with the Cardinal Loan and the Eagle Bank Loan. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. There is no obligation that the Officers provide credit support to the Company for its future borrowing needs. The Eagle Bank Loan was retired on July 12, 2011.

On March 7, 2012, Cascades II completed the sale of Cascades Apartments to an affiliate of CAPREIT Acquisition Corporation (“Purchaser”), a Maryland corporation, pursuant to a Contract of Sale Agreement, as amended, dated October 31, 2011. The Cascades II development was sold for $19.35 million. At settlement, the Company received net proceeds of approximately $4.7 million from the transaction after repayment of the existing loan from Cardinal Bank secured by the Cascades Apartments and the retirement of the non-controlling equity investment related to the Cascades Apartments. Upon settlement of existing loan from Cardinal Bank, the Indemnification Agreement was terminated and the deferred Credit Enhancement Fees, of which $93 were outstanding as of December 31, 2011, were settled in full.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and IFRS. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial position and results of operations.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. Currently, the Company’s Eclipse and Penderbrook projects meet these criteria. Because the project sales are expected to extend over a period of time, the Company calculates fair value utilizing a discounted cash flow model as discussed below.

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

The Company has classified its Eclipse and Penderbrook projects as held for sale as discussed above and accordingly, written the projects down to fair value less costs to sell as determined by discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, primarily estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the estimated timeframe for sales challenging, the Company has generally assumed sales prices equal to or less than current prices and the remaining duration of the community sales process are estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes to be an appropriate discount rate. The Company has used its best judgment in determining an appropriate discount rate based on information it has received from marketing its communities for sale in recent periods, and accordingly has elected to use a rate of 13% in its discounted cash flow model. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates are made. In recent months, market conditions affecting the Company’s Washington, D.C. area projects have improved; however, if market conditions deteriorate again, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded.

The Company recorded an impairment charge of $1.5 million during the year ended December 31, 2010 to properly record its held for sale projects at fair market value less costs to sell. No such charges were recorded during the year ended December 31, 2011.

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31, 2011	December 31, 2010
Land and land development costs	$4,693	$8,862
Cost of construction (including capitalized interest and real estate taxes)	16,519	25,146

	$21,212	$34,008

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

	Years ended December 31,
	2011	2010
Balance at beginning period	$1,110	$692
Additions	110	721
Releases and/or charges incurred	(211)	(303)

Balance at end of period	$1,009	$1,110

Revenue recognition

We recognize revenues and related profits or losses from the sale of residential properties, including multiple units to the same buyer, finished lots and land sales when closing has occurred, full payment has been received, title and possession of the property has transferred to the buyer and we have no significant continuing involvement in the property. Other revenues include revenue from land sales, rental revenue from leased apartments, which is recognized over the terms of the respective leases, and revenue earned from management and administrative support services provided to related parties, which is recognized as the services are provided.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the year ended December 31, 2011.

The Company currently has approximately $106 million in federal and state NOLs, which based on current statutory notes , has a potential value of up to $41 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL asset and possibly certain other deferred tax assets may be impaired. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. We estimate that as of December 31, 2011, the cumulative shift in the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, a Section 382 limitation is not expected to materially impact the Company’s financial position or results of operations as of December 31, 2011.

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

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

Orders, backlog and cancellations

Gross new order revenue for the year ended December 31, 2011 decreased $4.1 million to $14.5 million on 50 homes as compared to $18.6 million on 58 homes for the year ended December 31, 2010. Net new order revenue for the year ended December 31, 2011 decreased $4.0 million to $14.1 million on 48 homes as compared to $18.1 million on 57 homes for the year ended December 31, 2010. The average gross new order revenue per unit for the year ended December 31, 2011 decreased by $30 to $290, as compared to $320 for the year ended December 31, 2010. Our backlog at December 31, 2011 increased $0.07 million to $0.63 million on 3 homes as compared to our backlog at December 31, 2010 of $0.56 million on 1 home.

We have two Washington, D.C. condominium projects where we have units available for sale and for rent: Penderbrook Square in Fairfax, VA and the Eclipse at Potomac Yard in Arlington, VA. Therefore, we were only able to generate orders and backlog at these two condominium projects for the year ended December 31, 2011. Because our unit sales are generated from completed inventory we do not need to construct units after a sales contract is executed with a unit purchaser. As a result, we are able to quickly execute on a sales contract and deliver the unit to the purchaser. Typically, unit deliveries are made within thirty days of contract execution. As a result, we do not tend to generate significant order backlog.

Revenue – homebuilding

The number of homes delivered for the year ended December 31, 2011 decreased by 9 homes, to 48, as compared to 57 homes for the year ended December 31, 2010. A modest improvement in the pricing environment offset by a lower priced product mix, resulted in the average revenue performance delivered decreased by $42 to $293 for the year ended December 31, 2011 as compared to $335 for the year ended December 31, 2010.

Homebuilding revenues decreased by $5.0 million to $14.1 million for the year ended December 31, 2011 as compared to $19.1 million for the year ended December 31, 2010. This reduction in revenue from homebuilding in 2011 compared to 2010 is primarily attributable to unit mix and is not indicative of decreased value in the inventory delivered.

Revenue – other

Other revenue for the year ended December 31, 2011 increased by $3.3 million to $8.1 million, as compared to $4.8 million for the year ended December 31, 2010, primarily a result of the increase of activity in the real estate services segment, which generated revenue of $6.6 million for the year ended December 31, 2011. Other revenue includes $1.5 million and $1.8 million of revenue generated by our rental communities during the twelve months ended December 31, 2011 and the twelve months ended December 31, 2010, respectively. For the year ended December 31, 2011, other revenue includes $4.8 million of related party real estate services as further discussed in Note 12 to the consolidated financial statements. We consider revenue to be from homebuilding when there is a structure built or being built on the lot when delivered. Sales of lots occur, and are included in other revenues, when we sell raw land or finished home sites in advance of any home construction.

Cost of sales – homebuilding

Cost of sales – homebuilding for the year ended December 31, 2011 decreased $7.0 million to $12.2 million of homebuilding cost of sales, as compared to $19.2 million for the year ended December 31, 2010. The decrease in cost of sales as a percentage of homebuilding revenue for the year ended December 31, 2011, as compared to the year ended December 31, 2010, is reflective of the impairment realized as well as the result of the significant increase in the warranty reserve during the year ended December 31, 2010. Further, this is a reflection of decreased sales concessions such as the payment of certain buyer closing costs at settlement that do not affect the revenue per sale but do increase the cost of a settled home.

Cost of sales – other

Cost of sales – other is principally comprised of operating expenses incurred in generating rental revenue at our rental communities and in the construction services segment. Cost of sales – other for the year ended December 31, 2011 increased by $3.8 million to $7.8 million, as compared to $4.0 million for the year ended December 31, 2010. This increase is primarily related to the increased activity in the construction services segment.

Impairments and write-offs

Although market conditions in the Washington, D.C. area have improved, if market conditions deteriorate again, additional adverse changes to these estimates in future periods could result in further material impairment amounts to be recorded. We recorded an impairment charge of $1.5 million during the year ended December 31, 2010, to properly record our for sale projects at fair market value less costs to sell consistent with the provisions of ASC 360. There were no impairment charges recorded during the year ended December 31, 2011.

If the project meets the GAAP accounting criteria of held for sale, the project is valued at the lower of cost or fair value less estimated selling costs. At December 31, 2011, the Eclipse and Penderbrook developments met that criterion.

The following table summarizes impairment charges and write-offs for the twelve months ended:

	Twelve Months Ended December 31,
	2011	2010
Washington DC Metropolitan Area	$0	$1,548

	$0	$1,548

Selling, general and administrative expenses

Selling, general and administrative costs for the year ended December 31, 2011 increased $1.8 million to $7.4 million as compared to $5.6 million for the year ended December 31, 2010. The increase is primarily attributable to increase in stock compensation expenses of $0.9 million, feasibility expenses of $0.3 million and an increase in consulting expenses of $0.3 million. We had 32 full time and 4 part time employees at December 31, 2011 versus 26 full time and 1 part time at December 31, 2010.

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

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the twelve months ended December 31, 2011 and 2010, all of our projects were determined to be inactive for accounting purposes. The following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the statement of operations related to the inactivation of certain real estate projects held for development and sale:

	Years ended December 31,
	2011	2010
Total interest incurred and expensed for inactive projects	$2,507	$1,567
Total real estate taxes incurred and expensed for inactive projects	381	517
Total production overhead incurred and expensed for inactive projects	214	140

	$3,102	$2,224

Liquidity and Capital Resources

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings, cash flow from operations, which includes the sale and delivery of constructed homes, rental apartment projects, finished and raw building lots and the sale of equity and debt securities.

Several recent events have resulted in an improved financial position for the Company. As discussed in Notes 9 and 10, the Company entered into a strategic alliance with SunBridge Capital Management, LLC (“SunBridge”) which, among other things, provided for a cash out refinancing for both the Eclipse and Penderbrook projects. Additionally, the Company reached a settlement of $9.4 million in its Balfour lawsuit (see Note 15). Finally, on March 7, 2012, Cascades II completed the sale of its Potomac Square Apartment for $19.35 million resulting in unrestricted net proceeds of approximately $4.7 million from the transaction. The Company will use the net proceeds from each of these events to support its ongoing business operations and new business initiatives.

The Company is involved in ongoing discussions with lenders and potential equity investors in an effort to provide additional liquidity to sustain business operations and growth capital to fund various new business opportunities. We are anticipating that through a combination of these discussions, the additional cash from settlement proceeds, the cash generated by our rental operations and the cash generated from settlements at our new communities currently under development that the Company will generate sufficient cash to sustain our operations through 2012.

Credit Facilities

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property.

As of December 31, 2011, maturities and/or curtailment obligations of all of our borrowings are as follows ($000s):

2012	557
2013	5,108
2014	10,178
2015	263
2016 and thereafter	13,709

Total	$29,815

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders.

As described in more detail below, at December 31, 2011 and 2010 our outstanding debt by lender was as follows:

Bank	Balance as of 12/31/11	Balance as of 12/31/10	Recourse
SunBridge, net of $0.6 million discount	$10,178	$—	Secured
Cardinal Bank	9,957	—	Secured
Bank of America	3,751	3,885	Unsecured
Cornerstone (Haven Trust)	400	400	Unsecured
Branch Banking & Trust	263	263	Secured
Wachovia	133	205	Unsecured
Seller - Emerald Farm	100	100	Secured
Fifth Third	25	25	Unsecured
KeyBank	—	10,578	Secured
Guggenheim Capital Partners	—	6,400	Secured
M&T Bank	—	1,512	Secured

	24,807	23,368
Due to affiliates - Stonehenge Funding	5,008	5,008	Unsecured

Total	29,815	$28,376

Significant 2011 Borrowings

On February 11, 2011, an entity in which the Company has a controlling interest, Cascades II, entered into a loan agreement with Cardinal Bank pursuant to which Cascades II obtained an $11.0 million multi-family construction loan and mortgage with a five year term. Proceeds from the loan were used to (i) fund the construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”) and (ii) retire existing indebtedness of the Company owed to M&T having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Potomac Square Apartments was constructed.

On March 7, 2012, Cascades II completed the sale of Cascades Apartments to an affiliate of CAPREIT Acquisition Corporation (“Purchaser”), a Maryland corporation, pursuant to a Contract of Sale Agreement, as amended, dated October 31, 2011. The Project was sold for $19.35 million. At settlement, the Cardinal Bank loan was retired in full.

On July 12, 2011, the Company, through a subsidiary called Comstock Potomac Yard, L.C., entered into a loan agreement with BCL Eclipse, LLC, an affiliate of SunBridge Capital Management, LLC (“SunBridge”), pursuant to which the Company secured a $13.8 million loan with a three year term (the “SunBridge Eclipse Loan”) to refinance the Company’s Eclipse condominium project. Proceeds from the SunBridge Eclipse Loan were primarily utilized to (i) pay off existing indebtedness of approximately $9.0 million, (ii) pay approximately $.8 million for expenses associated with the SunBridge Eclipse Loan (which are classified in other assets in the accompanying balance sheet), and (iii) for general corporate purposes. The SunBridge Eclipse Loan provides for a 1% origination fee and an interest rate of 12.5%. There is no prepayment penalty associated with the SunBridge Eclipse Loan, which is secured by a first deed of trust on the property. The loan is subject to minimum sales and release requirements.

On July 12, 2011, SunBridge also issued a binding commitment letter to the Company, through a subsidiary called Comstock Penderbrook, L.C., for a cash out refinance of the Company’s Penderbrook Square condominium projected in an amount of up to $7.0 million with a three-year term (the “SunBridge Penderbrook Loan”). This commitment was drawn upon on October 5, 2011 and the loan was funded for approximately $5.4 million. Proceeds from this loan were primarily utilized to (i) pay off existing indebtedness of approximately $3.9 million, (ii) pay for expenses associated with the loan of approximately $.7 million, and (iii) for general corporate purposes. The SunBridge Penderbrook Loan provides for a 1% origination fee and an interest rate of 12.5%. There is no prepayment penalty associated with the SunBridge Penderbrook Loan, which is secured by a first deed of trust on the property. The loan is subject to minimum sales and release requirements.

Cash Flow

Net cash provided by operating activities was $12.7 million for the year ended December 31, 2011 and $15.4 million for the year ended December 31, 2010. In both years the primary source of cash provided by operating activities was the sale of real estate assets. On March 17, 2010, we completed the sale of land at our Station View project located in Loudoun County, Virginia for $2.8 million.

Net cash used in investing activities was $9.8 million for the year ended December 31, 2011. In 2011, the primary use of cash in investing activities was for construction of Cascades II. There were no material cash flows from investing activities for the year ended December 31, 2010.

Net cash provided by financing activities was $2.3 million for the year ended December 31, 2011. The primary source of cash was from the SunBridge financing. Net cash used in financing activities was $16.0 million for the year ended December 31, 2010. Repayments of indebtedness were the primary use of cash from financing activities in both years.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2011.

Limitations on the Effectiveness of Controls

We do not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only assurance, at the reasonable assurance level, that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2011, our internal control over financial reporting is effective.

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders, except that the information relating to our executive officers is included in Item 1, “Business – Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2) Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated and combined financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Stock Certificate

10.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.

10.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.

10.3(1)	Form of Indemnification Agreement

10.4(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.5(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.6(1)	2004 Long-Term Incentive Compensation Plan+

10.7(1)	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan+

10.8(2)	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan+

10.9(1)	Employee Stock Purchase Plan+

10.10(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.

10.11(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.

10.12(1)	Employment Agreement with Christopher Clemente+

10.13(1)	Employment Agreement with Gregory Benson+

10.14(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente+

10.15(1)	Confidentiality and Non-Competition Agreement with Gregory Benson+

10.16(1)	Trademark License Agreement

10.17(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.

10.18(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson

10.19(5)	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006

10.20(6)	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein

10.21(6)	Form of warrant

10.22(7)	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006

10.23(7)	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006

10.24(7)	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006

10.25(7)	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006

10.26(9)	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC.

10.27(9)	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC.

10.28(9)	Supplement to Indenture, dated as of January 7, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.29(9)	Amended and Restated Indenture, dated as of March 14, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.30(10)	Forbearance and Conditional Release Agreement, dated as of November 25, 2008, by and among Highland Avenue Properties, LLC, Comstock Homes of Atlanta, LLC, the Registrant and Bank of American, N.A.

10.31(10)	Sixth Loan Modification Agreement, dated as of November 26, 2008, by and among the Registrant and Bank of America, N.A.

10.32(10)	Amended and Restated Promissory Note (Tribble Road Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.33(10)	Loan Modification and Forbearance Agreement, dated as of December 10, 2008, by and among the Registrant, various wholly owned subsidiaries as guarantors and Wachovia Bank, National Association.

10.34(10)	Amended and Restated Promissory Note (Revolving Line of Credit), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.35(10)	Amended and Restated Promissory Note (Term Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.36(11)	Consensual Foreclosure and Settlement Agreement, dated August 17, 2009, by and among the Registrant, et.al. and Wachovia Bank, National Association

10.37(11)	Third Amendment of Loan Agreement, dated September 16, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC

10.38(11)	Settlement Agreement and Mutual Release, dated September 21, 2009, by and among Registrant, Mathis Partners, LLC and Cornerstone Bank

10.39(11)	Forbearance Agreement, dated September 28, 2009, by and among Comstock Cascades, L.C., the Registrant and Manufacturers and Traders Trust Company

10.40(11)	Forbearance and Conditional Release Agreement, dated September 28, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Manufacturers and Traders Trust Company

10.41(11)	First Amendment to Loan Agreement, dated October 30, 2009, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., the Registrant and Key Bank National Association

10.42(11)	Forbearance and Conditional Release Agreement, dated November 10, 2009, by and among Comstock Homes of Raleigh, L.L.C., the Registrant and Fifth Third Bank, N.A.

10.43(12)	Forbearance Agreement and Second Amendment to Loan Agreement, dated January 27, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC

10.44(12)	Fourth Amendment to Sublease Agreement and Services Agreement, dated February 26, 2009, with Comstock Asset Management

10.45(12)	Subordinated Deficiency Note, dated as of September 21, 2009, by the Registrant in favor of Cornerstone Bank., successor-in-interest to Haventrust Bank.

10.46(12)	Amended and Restated Subordinated Deficiency Note, dated as of November 5, 2009, by the Registrant in favor of Wachovia Bank, National Association.

10.47(12)	Bankruptcy filing for Buckhead Overlook, LLC, filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.48(12)	Bankruptcy filing for Post Preserve, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.49(12)	Bankruptcy filing for Parker Chandler Homes, LLC f/k/a Comstock Homes of Atlanta, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.50(12)	Lease Agreement, dated on or about December 31, 2009, with Comstock Asset Management, L.C. by Comstock Property Management, L.C., a subsidiary of Registrant

10.51(12)	License Agreement, effective January 1, 2010, with I-Connect

10.52(12)	Letter of Intent, effective February 12, 2010, by and between Registrant and Stonehenge Funding, L.C. and Subordination and Standstill Agreements between Registrant and Guggenheim Corporate Funding, LLC and between Registrant and Key Bank, National Association

10.53(12)	Seventh Loan Modification Agreement, dated as of February 25, 2010, by and among the Registrant and Bank of America, N.A.

10.54(12)	Memorandum Opinion, filed February 23, 2010, by the US District Court in favor of Comstock Potomac Yard, L.C., a subsidiary of Registrant, against Balfour Beatty Construction, LLC

10.55(12)	Purchase Agreement, dated October 30, 2009, by and between Comstock Station View, L.C. and M/I Homes of DC, LLC

10.56(13)	Second Amended and Restated Indenture, dated as of February 12, 2010, by and among the Registrant and Comstock Asset Management, L.C.

10.57(13)	Amended and Restated Senior Note, effective February 12, 2010, by and among, Stonehenge Funding, LC, the Registrant and Comstock Asset Management, L.C.

10.58(13)	Employment Agreement with Joseph M. Squeri+

10.59(13)	Confidentiality and Non-Competition Agreement with Joseph M. Squeri+

10.60(14)	Loan Agreement, dated as of January 27, 2011, by and among Comstock Potomac Yard, L.C. and Eagle Bank

10.61(14)	Loan Agreement, dated as of February 11, 2011, by and among Comstock Cascades II, L.C. and Cardinal Bank

10.62(15)	Credit Enhancement and Indemnification Agreement, dated February 17, 2011, by and between Registrant and Christopher D. Clemente and Gregory V. Benson.

10.63(16)	Loan Agreement, dated as of July 12, 2011, by and among Comstock Potomac Eclipse, L.C. and BCL Eclipse, LLC.

10.64(16)	Guaranty, Pledge and Security Agreement, dated as of July 12, 2011, by Comstock Homebuilding Companies, Inc. and Comstock Emerald Farm, L.C. to and for the benefit of BCL Eclipse, LLC.

10.65(16)	Warrant, dated as of July 12, 2011, in the name of BridgeCom Development I, LLC.

10.66(16)	Registration Rights Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC.

10.67(16)	Right of First Refusal and First Offer Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC.

10.68	Loan Agreement, dated as of October 5, 2011, by and among Comstock Penderbrook, L.C. and BCL Penderbrook, LLC.

10.69	Contract of Sale Agreement, dated as of October 31, 2011, by and among Comstock Cascades II, L.C. and CAPREIT Acquisition Corporation.

11	Statement of computation of per share earnings

14.1(2)	Code of Ethics

21.1*	List of subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contracts or compensatory plans, contracts or arrangements
(1)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.
(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).
(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.
(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.
(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.
(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2005.
(7)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.
(8)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007.
(9)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008.
(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.
(11)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009.
(12)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010.
(13)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010.
(14)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2011.
(15)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2011.
(16)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: March 30, 2012	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 30, 2012
Christopher Clemente

/s/ GREGORY V. BENSON	President and Chief Operating Officer	March 30, 2012
Gregory V. Benson

/s/ JOSEPH M. SQUERI	Chief Financial Officer (Principal Financial Officer)	March 30, 2012
Joseph M. Squeri

/s/ A. CLAYTON PERFALL	Director	March 30, 2012
A. Clayton Perfall

/s/ DAVID M. GUERNSEY	Director	March 30, 2012
David M. Guernsey

/s/ JAMES A. MACCUTCHEON	Director	March 30, 2012
James A. MacCutcheon

/s/ NORMAN D. CHIRITE	Director	March 30, 2012
Norman D. Chirite

/s/ ROBERT P. PINCUS	Director	March 30, 2012
Robert P. Pincus

/s/ SOCRATES VERSES	Director	March 30, 2012
Socrates Verses

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Comstock Homebuilding Companies, Inc.:

In our opinion, the consolidated financial statements listed on page F-1 present fairly, in all material respects, the financial position of Comstock Homebuilding Companies, Inc. and subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 30, 2012

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$5,639	$475
Restricted cash	3,082	5,201
Trade receivables	2,228	392
Real estate held for development and sale	21,212	34,008
Operating real estate, net	12,095	—
Property, plant and equipment, net	105	50
Other assets	2,018	802

TOTAL ASSETS	$46,379	$40,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES

Accounts payable and accrued liabilities	$3,987	$5,884
Notes payable - secured by real estate held for development and sale, net of discount	10,541	18,853
Notes payable - secured by operating real estate	9,957	—
Notes payable - due to affiliates, unsecured	5,008	5,008
Notes payable - unsecured	4,309	4,515
Income taxes payable	33	—

TOTAL LIABILITIES	33,835	34,260

Commitments and contingencies (Note 15)	—	—
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 17,944,503 and 17,120,467 issued and outstanding, respectively	179	171
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	168,620	166,700
Treasury stock, at cost (391,400 shares Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(156,684)	(157,791)

TOTAL COMSTOCK HOMEBUILDING EQUITY	9,703	6,668
Non-controlling interest	2,841	—

TOTAL EQUITY	12,544	6,668

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,379	$40,928

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2011	2010
Revenues
Revenue - homebuilding	$14,062	$19,070
Revenue - other	8,147	4,781

Total revenue	22,209	23,851
Expenses
Cost of sales - homebuilding	12,160	19,186
Cost of sales - other	7,825	4,011
Impairments and write-offs	—	1,548
Selling, general and administrative	7,443	5,606
Interest, real estate taxes and indirect costs related to inactive projects	3,102	2,224

Operating loss	(8,321)	(8,724)
Gain on troubled debt restructuring	(219)	—
Gain on legal settlement, net	(9,434)	—
Other income, net	(299)	(1,037)

Total pre tax income (loss)	1,631	(7,687)
Income taxes expense	33	11

Net income (loss) from continuing operations	1,598	(7,698)
Less: Net income attributable to non-controlling interests	491	—

Net income (loss) attributable to Comstock Homebuilding Companies, Inc.	$1,107	$(7,698)

Basic income(loss) per share	$0.05	$(0.42)

Diluted income(loss) per share	$0.05	$(0.42)

Basic weighted average shares outstanding	20,287	18,313

Diluted weighted average shares outstanding	20,720	18,313

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	15,608	$156	2,733	$27	$157,418	$(2,439)	$(151,029)	$—	$4,133
Cumulative effect of a change in accounting principle							936		936
Stock compensation and issuances	495	5			797				802
Stonehenge capital contribution					7,689				7,689
Warrants	1,018	10			796				806
Net loss							(7,698)		(7,698)

Balance at December 31, 2010	17,121	$171	2,733	$27	$166,700	$(2,439)	$(157,791)	$—	$6,668
Stock compensation and issuances	824	8			924				932
Warrants					996				996
Cascades Private Placement								2,350	2,350
Net income							1,107	491	1,598

Balance at December 31, 2011	17,945	$179	2,733	$27	$168,620	$(2,439)	$(156,684)	$2,841	$12,544

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,598	$(7,698)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Amortization of loan discount and deferred financing fees	1,444	—
Depreciation expense	196	98
Provision for bad debt	1	(13)
Impairments and write-offs	—	1,548
Amortization of stock compensation	932	704
Gain on debt restructuring	(219)	—
Gain on trade payable settlements	(161)	(860)
Changes in operating assets and liabilities:
Restricted cash	19	(1,952)
Trade receivables	(1,837)	(405)
Real estate held for development and sale	10,292	19,927
Other assets	(678)	1,187
Accrued interest	752	—
Accounts payable and accrued liabilities	364	2,856
Income taxes payable	33	—

Net cash provided by operating activities	12,736	15,392

Cash flows from investing activities:
Investment in construction in process and operating real estate	(9,764)	—
Purchase of property, plant and equipment	(78)	(4)

Net cash used in investing activities	(9,842)	(4)

Cash flows from financing activities:
Proceeds from notes payable	38,908	823
Payments on notes payable	(38,436)	(17,649)
Loan financing costs	(1,548)	—
Proceeds from SunBridge warrant issuance	996	—
Proceeds from warrant exercise	—	828
Proceeds from Cascades Private Placement	2,350	—

Net cash provided by (used in) financing activities	2,270	(15,998)

Net increase (decrease) in cash and cash equivalents	5,164	(610)
Cash and cash equivalents, beginning of period	475	1,085

Cash and cash equivalents, end of period	$5,639	$475

Supplemental disclosures:
Interest paid, net of interest capitalized	$522	$904
Reduction in notes payable in connection with troubled debt restructuring	$—	$7,689
Increase in additional paid in capital in connection with troubled debt restructuring	$—	$7,689
Reduction in real estate held for development and sale in connection with deconsolidation of subsidiaries	$—	$15,407
Reduction in notes payable in connection with deconsolidation of subsidiaries	$—	$15,893
Reduction in accrued liabilities in connection with deconsolidation of subsidiaries	$—	$449
Increase in opening retained earnings in connection with deconsolidation of subsidiaries	$—	$936
Debt issued at a discount in connection with SunBridge warrant	$996	$—
Increase in class A common stock in connection with issuance of stock compensation	$8	$14

	Twelve Months Ended December 31,
	2011	2010
Increase in additional paid in capital in connection with issuance of stock compensation	$924	$766
Reduction in accounts payable and restricted cash due to Cascades Private Placement closing	$2,100	$—
Reclassification of Cascades II apartments from real estate held for development and sale to operating real estate, net	$2,504	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1.	ORGANIZATION

Comstock Homebuilding Companies, Inc. is a multi-faceted real estate development and construction services company focused on the Washington, D.C. metropolitan area. The Company has substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums, apartments and mixed-use (residential and commercial) developments. Since our founding in 1985, and as of December 31, 2011, we have built and delivered more than 5,300 homes generating total revenue in excess of $1.4 billion. References in this Form 10-K to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

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

Liquidity Developments

In an effort to stabilize the Company, management spent much of 2009 focused on negotiating with lenders to eliminate and restructure debt which temporarily limited our ability to pursue new business opportunities. In mid 2009, management formulated a Strategic Realignment Plan which identified key real estate projects to be retained by the Company and those to be disposed of. As part of that plan, the Company worked to restructure the entirety of its debt. The resulting restructured balance sheet has significantly improved the Company’s financial position. Additionally, the SunBridge financing, discussed in more detail in Note 9, coupled with the settlement of the Balfour lawsuit, discussed in Note 15, has provided the Company with improved financial flexibility.

The Company continues to engage in discussions with lenders and potential equity investors in an effort to provide additional liquidity to sustain business operations and growth capital to fund various new business opportunities. We are anticipating that through a combination of these discussions, the additional cash from settlement proceeds, the cash generated by our rental operations and the cash generated from settlements at our new communities currently under development that the Company will generate sufficient cash to sustain our operations through 2012. Towards that end, subsequent to December 31, 2011, the Company has successfully sold the Cascades II Apartment building resulting in $4.7 million in unrestricted net proceeds available to the Company for its business operations. See Subsequent Event Note 20 below.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies and practices used in the preparation of the consolidated financial statements is as follows:

Basis of presentation

The accompanying consolidated financial statements include the accounts of Comstock, a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has control of the entity, in which case the entity would be consolidated.

Cash and cash equivalents and restricted cash

Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. At times, the Company may have deposits with institutions in excess of federally insured limits. Banking institutions with which the Company does business are considered credit worthy; therefore, credit risk associated with cash and cash equivalents is considered low. At December 31, 2011 and 2010, the Company had restricted cash of $3.1 million and $5.2 million, respectively, which includes a $3.0 million deposit with an insurance provider, to which we have no access currently, as security for future claims. The December 31, 2010 restricted cash amounts also includes $2.1 million related to the private placement raise related to the construction of the Cascades Apartments.

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

The Company assesses the estimated fair value of its projects based on discounted cash flow models or based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value including management’s plans for the property. A write-down to estimated fair value is indicated when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable.

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

	Years ended December 31,
	2011	2010
Total interest incurred and capitalized	$320	$—

Interest expensed as a component of cost of sales	$2,329	$3,141

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported in real estate held for development and sale:

	Years ended December 31,
	2011	2010
Total interest incurred and expensed for inactive projects	$2,507	$1,567
Total real estate taxes incurred and expensed for inactive projects	381	517
Total production overhead incurred and expensed for inactive projects	214	140

	$3,102	$2,224

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

	Years ended December 31,
	2011	2010
Balance at beginning period	$1,110	$692
Additions	110	721
Releases and/or charges incurred	(211)	(303)

Balance at end of period	$1,009	$1,110

Revenue recognition

The Company recognizes revenues and related profits or losses from the sale of residential properties, including multiple units to the same buyer, finished lots and land sales when closing has occurred, full payment has been received, title and possession of the property has transferred to the buyer and the Company has no significant continuing involvement in the property. Other revenues include revenue from land sales, rental revenue from leased apartments, which is recognized over the terms of the respective leases, revenue from construction services and revenue earned from management and administrative support services provided to related parties, which is recognized as the services are provided.

Advertising costs

The total amount of advertising costs charged to selling, general and administrative expense was $94 and $133 for the years ended December 31, 2011 and 2010, respectively.

Stock compensation

As discussed in Note 14, the Company sponsors stock option plans and restricted stock award plans. The Company accounts for its share-based awards pursuant to Accounting Standards Codification (“ASC”) 718, Share Based Payments. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. For the year ended December 31, 2011 and 2010, total stock-based compensation cost was $932 and $802, respectively. Of this amount, $925 and $802 was charged to selling, general and administration expenses for the years ended December 31, 2011 and 2010, respectively, as these costs were attributable pro rata to inactive projects.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Income (Loss) per share

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the twelve months ended December 31, 2011 and December 31, 2010 are presented on the consolidated statement of operations. Stock options and warrants for twelve months ended December 31, 2011 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock option and warrants would be anti-dilutive. As a result of net losses for the year ended December 31, 2010, approximately 1,237 and 2,185 of options and warrants, respectively, were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive. The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2011	2010
Computation of Basic Earnings Per Share

Net income(loss) available to common shareholders	$1,107	$(7,698)
Weighted average common shares outstanding - basic	20,287	18,313

Basic earnings per share	$0.05	$(0.42)

Computation of Diluted Earnings Per Share
Net income(loss) available to common shareholders	$1,107	$(7,698)
Weighted average common shares outstanding - basic	20,287	18,313
Dilutive effect of stock options	170	0
Dilutive effect of warrants	263	0
Weighted average common shares outstanding - diluted	20,720	18,313

Diluted earnings per share	$0.05	$(0.42)

Comprehensive income

For the years ended December 31, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Segment reporting

We operate our business through three segments: Homebuilding, Apartment Buildings and Real Estate Services. We are currently focused on the Washington, D.C. market.

For our Homebuilding operations, we develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Our for sale products are designed to attract first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products.

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

Our Real Estate Services segment pursues projects in all aspects of real estate management including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies, financing and general construction. We are able to provide a wide range of construction management and general contracting services to other property owners.

The following disclosure includes the Company’s three reportable segments of Homebuilding, Apartment Buildings and Real Estate Services. Each of these segments operates within the Company’s single Washington, DC reportable geographic segment. The information for 2010 has been reclassified to conform to current year business segment presentation.

	(in thousands)
	Homebuilding	Apartment Buildings	Real Estate Services	Total
Twelve Months Ended December 31, 2011
Gross revenue (1)	$15,354	$276	$6,579	$22,209
Gross income (loss)	1,692	(121)	653	2,224
Net income (loss)	1,149	(463)	421	1,107
Total assets	30,781	12,695	2,903	46,379
Depreciation and amortization	1,442	198	—	1,640
Interest expense	2,180	327	—	2,507
Capital expenditures	54	9,765	23	9,842

Twelve Months Ended December 31, 2010
Net revenue	$23,851	$—	$—	$23,851
Gross income (loss)	654	—	—	654
Operating income (loss)	(7,698)	—	—	(7,698)
Total assets	38,424	2,504	—	40,928
Depreciation and amortization	98	—	—	98
Interest expense	1,567	—	—	1,567
Capital expenditures	4	—	—	4

(1)	Gross revenue includes ‘Revenue – homebuilding’ and ‘Revenue-other’ as described in the consolidated income statement for assets included in each segment.

The Company allocates selling general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations, based upon its estimate of time allocable to the segment or based upon overall pro rata revenue generation.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized in the valuation of real estate held for development and sale, valuation of deferred tax assets, capitalization of costs, consolidation of variable interest entities and warranty reserves.

Recent accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and IFRS. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial position and results of operations.

3.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

Consolidated Real Estate Held for Development and Sale

Included within the Company’s real estate held for development and sale at December 31, 2011 are two consolidated entities that are VIEs and for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

At December 31, 2011, total assets of these VIEs were approximately $21.1 million and total liabilities were approximately $10.5 million. The classification of these assets is primarily within real estate held for development and sale and the classification of liabilities are primarily within notes payable – secured by real estate held for development and sale in the Company’s consolidated balance sheets.

Consolidated Operating Real Estate, Net

On January 31, 2011, Comstock Cascades II, L.C., a subsidiary of the Company (“Cascades II”) entered into a private placement for the sale of membership interests in Cascades II whereby Cascades II raised working capital in the amount of $2.35 million (the “Private Placement”) related to the planned construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”). The balance was received during the first quarter of 2011. Proceeds of the Private Placement were utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Private Placement included unrelated third party investors along with several members of the Company’s Board of Directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company.

On February 11, 2011, Comstock closed its loan agreement with Cardinal Bank (see Note 9) which provided the necessary construction financing for the development of the Cascades Apartments and concurrent with that closing, the Company utilized the proceeds of the Private Placement offering as described above. The Company has fully guaranteed the loan and accordingly, Comstock has concluded that Cascades II is a VIE. As part of the Cascades II operating agreement, the Company has majority voting and complete operational control of the subsidiary. The Company concluded that it is the primary beneficiary of the VIE and therefore the financial condition, results of operations and cash flows of Cascades II are consolidated in the accompanying financial statements.

The investors in the Private Placement (the “Priority Members”) are entitled to a cumulative, compounded, preferred return, subject to the performance of Cascades II, of 20% per annum, compounded annually on their capital account balances. Comstock has the right to repurchase the interest of the Priority Members provided that i) all of the Priority Members interests are acquired, ii) the purchase is made in cash and iii) the purchase price shall equal the Priority Members capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The equity contribution related to the Private Placement is reflected as a Non-Controlling Interest as a component of consolidated shareholders’ equity. The Company’s investment is subordinate to the Priority Members investment and gains from the operating activity and distributions of cash flow (if any) of Cascades II will be allocated to the Priority Members (in advance of Comstock) up to their capital account plus the required preferred return of 20% as outlined above. The estimated accrued priority return of $491 thousand is reflected in the accompanying statement of operations as net income attributable to non-controlling interests to properly state the capital accounts of the members of the VIE. At December 31, 2011, total assets of this VIE was approximately $12.1 million and total liabilities were approximately $10.0 million. The classification of these assets is within operating real estate, net and the classification of liabilities are primarily within notes payable – secured by operating real estate, net in the accompanying consolidated balance sheets. As discussed in Note 20, this asset was sold in 2012.

Land purchase options

The Company typically acquires land for development at market prices under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if the Company fails to perform under the agreements. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts. The Company may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the land under contract. The Company’s sole legal obligation and economic loss for failure to perform under these purchase agreements is typically limited to the amount of the deposit pursuant to the liquidated damages provision contained within the purchase agreement. As a result, none of the creditors of any of the entities with which the Company enters into forward fixed price purchase agreements have recourse to the general credit of the Company.

The Company does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of ASC 810-10 Consolidation. This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holder’s returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under the provision of ASC 810-10. The Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land Through review of the VIE, the Company concluded that it does not have the power to direct the activities that most significantly impact the VIE’s economic performance, therefore, the Company has not consolidated these VIE’s in the consolidated balance sheet.

4.	REAL ESTATE HELD FOR DEVELOPMENT AND SALE

The Company has classified its Eclipse and Penderbrook projects as held for sale as discussed above and accordingly, written the projects down to fair value less costs to sell as determined by discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, including estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the estimated timeframe for sales challenging, the Company has generally assumed sales prices equal to or less than current prices with the remaining duration of the community sales process are estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes to be an appropriate discount rate. The Company has used its best judgment in determining an appropriate discount rate based on information it has received from marketing its communities for sale in recent periods, and accordingly has elected to use a rate of 13% in its discounted cash flow model. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates are made. In recent months, market conditions affecting the Company’s Washington, DC area projects have improved; however, if market conditions deteriorate again, additional adverse changes to these estimates in future periods could result in further material impairment charges to be recorded.

The Company recorded an impairment charge of $1.5 million during the year ended December 31 2010 to properly record its held for sale projects at fair market value less costs to sell consistent with the provisions of ASC 360. There were no impairment charges recorded during the year ended December 31, 2011.

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31,
	2011	2010
Land and land development costs	$4,693	$8,862
Cost of construction (including capitalized interest and real estate taxes)	16,519	25,146

	$21,212	$34,008

5.	OPERATING REAL ESTATE, NET

Operating real estate consists of the following:

	December 31,
	2011	2010
Land	$2,815	$—
Building and improvements	9,453	—

	12,268	—
Less: accumulated depreciation	(173)	—

	$12,095	$—

Depreciation expense, included in “cost of sales-other” in the consolidated financial statements of operations, amounted to $173 for the year ended December 31, 2011. There was no depreciation recognized during the year ended December 31, 2010.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2011	2010
Computer equipment and capitalized software	$1,840	$1,762
Furniture and fixtures	82	82
Office equipment	84	84
Leasehold improvements	15	15

	2,021	1,943
Less: accumulated depreciation	(1,916)	(1,893)

	$105	$50

Depreciation and amortization expense, included in “selling, general, and administrative” in the consolidated financial statements of operations, amounted to $23 and $98 for the years ended December 31, 2011 and 2010, respectively.

7.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2011	2010
Restricted escrow deposits	$442	$179
Deferred financing costs	581	486
Other	995	137

	$2,018	$802

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2011	2010
Trade payables	$2,910	$2,511
Warranty	1,009	1,110
Customer deposits	63	2,185
Other	5	78

	$3,987	$5,884

9.	MORTGAGES AND CREDIT FACILITIES

The Company generally finances its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, our outstanding debt by lender was as follows:

Bank	Balance as of 12/31/11	Balance as of 12/31/10	Recourse
SunBridge, net of $0.6 million discount	$10,178	$—	Secured
Cardinal Bank	9,957	—	Secured
Bank of America	3,751	3,885	Unsecured
Cornerstone (Haven Trust)	400	400	Unsecured
Branch Banking & Trust	263	263	Secured

Wachovia	133	205	Unsecured
Seller – Emerald Farm	100	100	Secured
Fifth Third	25	25	Unsecured
KeyBank	—	10,578	Secured
Guggenheim Capital Partners	—	6,400	Secured
M&T Bank	—	1,512	Secured

	24,807	23,368
Due to affiliates – Stonehenge Funding	5,008	5,008	Unsecured

Total	$29,815	$28,376

The SunBridge debt is fixed at 12.5%, but the majority of the Company’s remaining debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At December 31, 2011 and 2010, the one-month LIBOR and prime rates of interest were 0.26% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.5% to 14.26% and 2.5% to 18%, respectively. During the past twelve months, these rates were relatively stable. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

The material loan agreements are discussed below.

Cardinal Bank

On February 11, 2011, the Company, through a subsidiary called Comstock Cascades II, L.C., entered into a loan agreement with Cardinal Bank pursuant to which the Company obtained an $11.0 million multi-family construction loan and mortgage with a five-year term (the “Cardinal Bank Loan”). Proceeds from the Cardinal Bank Loan (i) funded the construction of the Company’s Cascades apartment project and (ii) retired existing indebtedness of the Company owed to M&T Bank having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Cascades project was constructed. The Cardinal Bank Loan, secured by a new first deed of trust on the property, has an initial interest rate of Prime plus two percent (2%), with an interest rate floor of 6.5%, converted after 18 months to 425 basis points over the 5 year swap rate with an interest rate floor of 5% and a ceiling of 8%. The Cardinal Bank Loan shall be amortized in accordance with a 5.5%, 25-year schedule, with amortization to begin 18 months after the loan closing and has a 2% prepayment penalty if paid within the first or second year and a 1% prepayment penalty if retired in the third or fourth year. The Cardinal Bank Loan requires debt service coverage (“DCR”) of (i) 1.0 to 1.0 no later than 24 months from the date of closing, (ii) 1.15 DCR no later than 36 months from the date of closing, and (iii) 1.25 DCR no later than 48 months from the date of closing. The Company has fully guaranteed the Cardinal Bank Loan. Christopher Clemente, the Chief Executive Officer of the Company and Gregory Benson, the Chief Operating Officer of the Company, also provided a limited guaranty in connection with the Cardinal Bank Loan of up to $6.8 million, subject to further reduction upon the satisfaction of certain enumerated conditions set forth in the loan agreement (see Note 12). On March 7, 2012, the Company sold the Cascades Apartment Project and the Cardinal Bank Loan was repaid in full. A prepayment penalty of $0.2 million was incurred in connection with the early repayment.

Concurrent with the closing of the Cardinal Bank Loan, $1.5 million of existing indebtedness to M&T Bank was retired for approximately $1.3 million. Accordingly, the Company recorded a gain of approximately $0.2 million on the extinguishment of the M&T Bank debt.

SunBridge

On July 12, 2011, the Company, through a subsidiary called Comstock Potomac Yard, L.C., entered into a loan agreement with BCL Eclipse, LLC, an affiliate of SunBridge Capital Management, LLC (“SunBridge”), pursuant to which the Company secured a $13.8 million loan with a three year term (the “SunBridge Eclipse Loan”) to refinance the Company’s Eclipse condominium project. Proceeds from the SunBridge Eclipse Loan were primarily utilized to (i) pay off existing indebtedness of approximately $9.0 million, (ii) pay approximately $0.8 million for expenses associated with the SunBridge Eclipse Loan (which are classified in other assets in the accompanying balance sheet), and (iii) for general corporate purposes. The SunBridge Eclipse Loan provides for a 1% origination fee and an interest rate of 12.5%. There is no prepayment penalty associated with the SunBridge Eclipse Loan, which is secured by a first deed of trust on the property. The loan is subject to minimum sales and release requirements.

On July 12, 2011, SunBridge also issued a binding commitment letter to the Company, through a subsidiary called Comstock Penderbrook, L.C., for a cash out refinance of the Company’s Penderbrook Square condominium projected in an amount of up to $7.0 million with a three-year term (the “SunBridge Penderbrook Loan”). This commitment was drawn upon on October 5, 2011 and the loan was funded for approximately $5.4 million. Proceeds from this loan were primarily utilized to (i) pay off existing indebtedness of approximately $3.9 million, (ii) pay for expenses associated with the loan of approximately $0.7 million, and (iii) for general corporate purposes.

As a condition of the loan agreement, the Company also entered into a cross-collateralization agreement whereby the Penderbrook project and the Company’s Eclipse project each secure payment and performance of the covenants and agreements of the October 5, 2011 SunBridge Penderbrook Loan and the loan funded on July 12, 2011 with respect to the Eclipse project as described above. The SunBridge Penderbrook Loan provides for a 1% origination fee and an interest rate of 12.5%. There is no prepayment penalty associated with the SunBridge Penderbrook Loan, which is secured by a first deed of trust on the property. The loan is subject to minimum sales and release requirements.

On October 5, 2011, the Company and a subsidiary of the Company, Comstock Emerald Farm, L.C., as guarantors, also, entered into a guaranty agreement for the benefit of Sunbridge. Pursuant to the guaranty agreement, the guarantors jointly and severally guaranteed the payment of principal and interest and any other amounts due under the Sunbridge Penderbrook Loan Agreement, (ii) the Company pledged its equity interest in Comstock Penderbrook, L.C, and (iii) each guarantor granted SunBridge a security interest in all of its unencumbered assets, all as additional security for the SunBridge Penderbrook Loan.

Bank of America

At December 31, 2011, the Company had $3.8 million outstanding to Bank of America under a 10-year unsecured note. On February 25, 2010 the Company entered into a Seventh Loan Modification Agreement with Bank of America regarding the modification of the terms of this loan. In connection therewith the Company agreed to pay an extension fee of $100 and Bank of America agreed to delay for one year, until January 2011, the commencement of repayments of all previously unpaid interest accruing since the date of the Company’s previously reported modification of the line of credit in November 2008. On February 1, 2011, the Company entered into the Eighth Loan Modification Agreement with Bank of America. The modification required payments of past interest and modification fees of approximately $175 on February 1, 2011, which were paid in accordance with the agreement. The maturity date remains December 28, 2018. Comstock is required to make monthly interest payments beginning on February 28, 2011 through loan maturity. Commencing January 28, 2012 and continuing on each and every month through November 28, 2018, Comstock is also required to make monthly principal payments of approximately $37.

Stonehenge

On December 23, 2009, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, completed the purchase of a senior unsecured note (the “JP Morgan Debt”) from JP Morgan Ventures (“JPMV”) in the then outstanding amount of approximately $9.0 million, plus accrued and unpaid interest. The purchase of the JP Morgan Debt resulted in the transfer to Stonehenge of the warrant previously issued to JPMV for the purchase of 1.5 million shares of the Company’s Class A Common Stock with a strike price of $0.07 per share (the “JP Morgan Warrant”). Gregory Benson, the Company’s Chief Operating Officer and a member of the Company’s Board of Directors, subsequently purchased a participation interest in the JP Morgan Debt and the JP Morgan Warrant from Stonehenge. In connection with the SunBridge financing, Stonehenge entered into a subordination and standstill agreement providing that the Company will not make any cash interest or principal payments to Stonehenge prior to the full repayment of loans to SunBridge in connection with the Eclipse and Penderbrook projects. On February 12, 2010 the Company entered into a Modification Agreement to modify the terms of the Company’s senior unsecured note with Stonehenge. Under the terms of the Modification Agreement, Stonehenge agreed to forgive $4.5 million of the principal balance due from the Company under the JP Morgan Debt; reducing the principal balance by 50% to $4.5 million. Stonehenge also agreed to forgive an additional amount due from the Company of approximately $875 representing all past due interest, late fees and penalties accruing through December 31, 2009 under the JP Morgan Debt. Stonehenge further agreed to reduce the interest rate, effective January 1, 2010, by 50% to 300 basis points above the one year LIBOR on a floating basis. In addition, to ensure the Company’s ability to comply with certain restrictions placed upon the Company by KeyBank and Guggenheim in connection with previously announced loan modifications enhancing cashflow to the Company, Stonehenge agreed to allow all future interest payments due from the Company under the JP Morgan Debt to accrue until at least 90 days after the KeyBank and Guggenheim have been fully repaid. In connection therewith, Stonehenge may, on a quarterly basis, elect to accept stock of the Company (or warrants for the purchase thereof) with a cumulative value equal to the value of the scheduled interest payment in lieu of accruing a future quarterly interest payment. For the year ended December 31, 2011, no elections were made and no warrants were issued under the agreement. For the year ended December 31, 2010, warrants were issued with a fair value of $46, to settle interest payments. The KeyBank debt was fully repaid on February 2, 2011. The Guggenheim debt was fully repaid upon funding of the SunBridge Penderbrook Loan on October 5, 2011.

Further, the Modification Agreement provided for the elimination or forbearance upon the enforcement of all financial covenants contained in the JP Morgan Debt and all previously reported covenant violations by the Company. The maturity date of the Stonehenge debt remains unchanged at March 14, 2013. Stonehenge, as a condition of the new financing arrangement with SunBridge, agreed to subordinate its loan and delay principal and interest payments until the SunBridge loans on both Eclipse and Penderbrook are fully repaid.

Wachovia

As a condition of a foreclosure arrangement with Wachovia Bank, the Company is assisting in the selling process associated with certain parcels of land now under the control of Wachovia. As a result of several of those parcels being sold, the deficiency note to Wachovia was reduced by $73. This is reflected as a gain on debt restructuring in the accompanying consolidated statement of operations in the year ended December 31, 2011. There were no parcels sold and no gain on debt restructuring for the year ended December 31, 2010.

The Company’s borrowings mature as follows:

2012	557
2013	5,108
2014	10,178
2015	263
2016 and thereafter	13,709

Total	$29,815

10.	SUNBRIDGE WARRANT AND STRATEGIC AGREEMENT

In connection with entering into the SunBridge Loans, on July 12, 2011, the Company agreed to issue BridgeCom Development I, LLC, an affiliate of SunBridge (“BridgeCom”), an immediately exercisable warrant to purchase 1.0 million shares of the Company’s Class A common stock at an exercise price equal to the average closing price of the stock for the preceding thirty days ($1.03) (the “SunBridge Warrant”). The exercise period is ten years from July 12, 2011. The Company calculated the fair value of the SunBridge Warrant and the SunBridge Loans and allocated the proceeds of the SunBridge Loans on a relative fair value basis. The fair value of the SunBridge Warrant was calculated using a Black Scholes option pricing model and the fair value of the SunBridge Loans was calculated using a discounted cash flow model. The Black Scholes option pricing model considered risk-free interest rates, volatility factors and current market and contractual prices. The fair value of the SunBridge Loans was estimated based on interest rates available to the Company for debt with similar terms. The amount allocated to the SunBridge Warrant was approximately $1.0 million and is reflected as an addition to additional paid-in capital and a corresponding discount on the SunBridge Loans. The Company is amortizing this discount over the term of the SunBridge Loans using the effective interest method. The remaining discount at December 31, 2011 is approximately $0.6 million.

In addition, the Company agreed to enter into a right of first offer and refusal (“Strategic Agreement”) with SunBridge to jointly pursue certain homebuilding and multi-family projects in the Washington, D.C. metropolitan area. Under the general terms of the Strategic Agreement, the Company will offer material future investment opportunities to SunBridge and if mutually agreed upon, the Company and SunBridge will enter into specific joint venture arrangements for each identified opportunity. The Strategic Agreement terminates at the earlier of three years from the date of the agreement or until each party funds a minimum of $25.0 million in identified investment opportunities.

11.	COMMON STOCK AND WARRANTS

On May 12, 2006, the Company completed a private placement (the “PIPE”) to institutional and other accredited investors of 2,121 shares of Class A common stock and warrants exercisable into 636 shares of Class A common stock. The Company sold the securities for $9.43 per share for total proceeds of approximately $20.0 million and net proceeds of approximately $18.7 million. The per share price of $9.43 represented a premium of approximately 14.6% to the closing price of the Company’s common stock on the date the purchase was completed. The net proceeds were used for general corporate purposes. The warrants issued in connection with the PIPE were five-year warrants exercisable at any time after November 10, 2006 with an exercise price of $11.32 per share. The fair value of the warrants issued under the PIPE have been reported as equity instruments because the liquidated damages, which are capped at 10%, reasonably represent the difference between the value of a registered share and an unregistered share of the Company’s common stock. All unexercised warrants were forfeited as of November 10, 2011.

In February 2006 the Company’s Board of Directors authorized the Company to purchase up to 1.0 million shares of the Company’s Class A common stock in the open market or in privately negotiated transactions. The authorization did not include a specified time period in which the shares repurchase would remain in effect. During the twelve months ended December 31, 2006, the Company repurchased an aggregate of 0.4 million shares of Class A common stock for a total of $2,439 or $6.23 per share. There were no shares repurchased for the twelve months ended December 31, 2011 and 2010 and the Company has no immediate plans to repurchase any additional shares under the existing authorization.

In 2009, the Company’s Board of Directors approved the issuance of up to 600,000 warrants of the Company’s Class A Common Stock to settle outstanding trade debt. For the year ended December 31, 2010, 225,674 warrants, at an average strike price of $1.11, were issued to settle trade debt of $419,774. The Company recorded a gain of $195,890 in 2010, in connection with these exchanges. There were no warrants issued to settle trade debt for the year ended December 31, 2011. The warrant exercise period begins on the date of execution of the release agreement and ends 5 years after the execution date. Since the inception of the program, 440,311 warrants have been issued at an average strike price of $1.06. There are 159,689 warrants remaining under the authorization.

12.	RELATED PARTY TRANSACTIONS

In October 2004, the Company entered into a lease agreement (the “Lease”) for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia with Comstock Asset Management, L.C. (CAM), an entity wholly owned by Christopher Clemente. In October 2007, the lease agreement was amended, decreasing the total square footage from approximately 24,000 to 17,000 and extending the term to four years through September 2011. For the year ended December 31, 2011 and 2010, total payments made under this lease agreement were $203 and $196, respectively. Pursuant to the terms of an early termination of the Lease (the “Lease Termination”), the Company agreed to surrender approximately 15,700 square feet of space to CAM in exchange for (i) an agreement to enter into the Lease for the reduced space and at a reduced rate; and (ii) the issuance of a warrant to purchase up to 55,000 shares of the Company’s Class A common stock at a strike price equal to the average of the closing stock price for the twenty days immediately preceding the effective date of the Lease Termination in exchange for the forgiveness of approximately $110 in delinquent rent. The fair value of the 55,000 warrants was $25 which resulted in a gain of $85 recorded in the first quarter of 2010. Although CAM has no obligation to do so, it has allowed us to defer portions of our payment obligations from time to time and has reduced the amount due from us under the agreements.

On December 31, 2009 we entered into a three-year lease for approximately 7,200 square feet of office space in the Reston facility from Comstock Asset Management, L.C., an affiliate wholly-owned by Christopher Clemente. For the twelve months ended December 31, 2011 and 2010, total payments made under this lease agreement were $203 and $196, respectively.

During the second quarter of 2009, the Company began deferring a portion of the base salary payments to our Chief Executive Officer and our Chief Operating Officer. These deferrals ended on May 1, 2011 and the deferred balance of $842 was paid during the third quarter of 2011.

During 2003, the Company entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by Gregory Benson, the Chief Operating Officer of the Company, holds a 25% interest, for information technology consulting services and the right to use certain customized enterprise software. Effective January 1, 2010, the Company entered into a new software license agreement with I-Connect for the use of I-Connect’s proprietary Builder’s Co-Pilot software (the “Agreement”). Pursuant to the terms of the Agreement, I-Connect agreed to forgive approximately $12 in delinquent payments in exchange for a warrant to purchase up to 6,000 shares of the Company’s Class A common stock at a strike price equal to the average of the closing stock price for the twenty days immediately preceding the effective date of the Agreement and the Company agreed to make reduced monthly payments of $6 for the use of the software for a term of 24 months. During the twelve months ended December 31, 2011 and 2010 total payments made to I-Connect were $72 and $78 respectively. Although I-Connect has no obligation to do so, it has allowed us to defer portions of our payment obligations from time to time.

In connection with the purchase of the unsecured debt discussed in Note 9, Stonehenge acquired a warrant for the purchase of 1,500,000 shares of the Company’s Class A Common Stock at an exercise price of $.70 per share. Thereafter, Stonehenge surrendered a portion of the warrant representing 500,000 shares to the Company. On September 14, 2010, the Company’s Chairman and Chief Executive Officer exercised his right to purchase 855,000 shares of the Company’s Class A Common Stock for an exercise price of $.70 per share tendering approximately $600 to Comstock. The purchase was accomplished through Stonehenge.

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

Comstock Services, L.C., a subsidiary of the Company, entered into a Subcontract Agreement with Davis Construction, LLC to perform sitework and land development for a project known as Loudoun Station in Loudoun County, Virginia. Comstock Partners, L.C., an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, is the owner of the Loudoun Station project. The total contract value is estimated to be approximately $5 million and is expected to be completed in July 2012. For the year ended December 31, 2011, the Company recognized $3.8 million of revenue from the contract, which is included in ‘Revenue-other’ in the consolidated income statement. As of December 31, 2011, the Company was owed $1.0 million under this contract, which is included in ‘Trade receivables’ in the consolidated balance sheet. The Company recognized no revenue or trade receivables during the year ended December 31, 2010 on the contract.

Pursuant to a Credit Enhancement Agreement by and between Comstock Homebuilding Companies, Inc. and Gregory Benson, the COO and President of the Company, and Christopher Clemente, the Chairman and Chief Executive Officer of the Company (each, a “Guarantor”), the Guarantors have agreed to provide credit enhancement and the personal guarantee of loans with Cardinal Bank and Eagle Bank in exchange for payment by the Company of a Credit Enhancement Fee (see Note 9). As a result of this credit enhancement the Guarantors on an aggregate basis are entitled to a credit enhancement fee calculated at a rate of four percent (4%) per annum based on an agreed upon formula more fully discussed in Note 9. One-half of the Credit Enhancement Fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. During the twelve months ended December 31, 2011, the Company made guarantee payments under this agreement of approximately $254. Another $93 is accrued in accounts payable to be paid at the end of the year. The financing with Sunbridge eliminated the need for personal guarantees on the applicable projects and accordingly this agreement was terminated on July 12, 2011 with respect to the fees paid on the Eagle Bank loan. On March 7, 2012, the Cardinal Bank Loan was repaid and, accordingly, the agreement was terminated with respect to the fees paid on the Cardinal Loan.

13.	EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In January 2006, the Company began matching employee contributions. The total amount matched for the twelve months 2011 and 2010 was $28 and $25 respectively. The Company also maintained an Employee Stock Purchase Plan in which eligible employees had the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. Under the terms of the plan, the total fair market value of the common stock that an eligible employee could purchase each year was limited to the lesser of 15% of the employee’s annual compensation or $15. The Employee Stock Purchase Plan was discontinued in 2008. While it was active, employees of the Company purchased zero shares of Class A common stock in the last three years.

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

The Plan provided an initial authorization of 2,550 shares of Class A common stock for issuance and allows an automatic annual increase equal to the lesser of (i) 3% of the Class A common stock outstanding (ii) 750 shares or (iii) such lesser amount as may be determined by the Company’s Board of Directors. As of December 31, 2011, there were 0.7 million shares available for issuance under the Plan.

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Because the Company does not have sufficient trading history, expected volatilities are based on historical volatilities of comparable companies within our industry. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the simplified method which assumes that the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by ASC 718 – Stock Compensation. The following table summarizes the assumptions used to calculate the fair value of options during 2011 and 2010.

	2011	2010
Weighted average fair value of options granted	$0.99	$1.41
Dividend yields	0	0
Expected volatility	107.3%-164.5%	107.3%-164.5%
Weighted average expected volatility	137.00%	136.00%
Risk free interest rates	0.96%	1.46%
Weighted average expected term (in years)	6.25	5

The following table summarizes information about stock option activity:

	Shares	Weighted average exercise price
Outstanding at December 31, 2009	748	$0.81
Granted	100	1.69
Exercised	(133)	0.71
Forfeited or expired	(53)	1.00

Outstanding at December 31, 2010	663	$0.94
Granted	100	1.08
Exercised	0	0.00
Forfeited or expired	0	0.00

Outstanding at December 31, 2011	763	0.96
Exercisable at December 31, 2011	663	$0.94

As of December 31, 2011 and 2010, the weighted-average remaining contractual term of unexercised stock options was 7.8 years and 8.4 years, respectively.

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted average fair value at date of grant
Restricted shares outstanding at December 31, 2009	—	$—
Granted	361	0.88
Vested	(267)	(0.75)

Forfeited	—	—

Restricted shares outstanding at December 31, 2010	94	$1.24
Granted	1,471	1.31
Vested	(602)	1.30

Forfeited	0	0

Restricted shares outstanding at December 31, 2011	963	$1.31

As of December 31, 2011, there was $991 unrecognized compensation cost related to restricted stock issuances granted under the Plan. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

15.	COMMITMENTS AND CONTINGENCIES

Litigation

On July 29, 2008, Balfour Beatty Construction, LLC, successor in interest to Centex Construction (“Balfour”), the general contractor for a subsidiary of the Company, filed liens totaling approximately $552 at The Eclipse on Center Park Condominium project (“Project”) in connection with its claim for amounts allegedly owed under the Project contract documents. In September 2008, the Company’s subsidiary filed suit against Balfour to invalidate the liens and for its actual and liquidated damages in the approximate amount of $17.1 million due to construction delays and additional costs incurred by the Company’s subsidiary with respect to the Project. In October 2008, Balfour filed counterclaims in the approximate amount of $2.8 million. Subsequent to an expedited hearing filed by the Company’s subsidiary to determine the validity of the liens that was ultimately heard in February 2009, the Company received an order of the court in April 2009 invalidating the liens. On March 19, 2010, the Company’s subsidiary received a judgment against Balfour in an amount of $11.96 million. On March 25, 2010, the Company’s subsidiary received notice of Balfour’s intention to appeal the judgment and post a supersedeas bond in the amount of $12.5 million. On July 21, 2011, the Company and Balfour reached a settlement for all claims related to this matter for approximately $9.4 million, net of closing costs of approximately $900. The Company received the proceeds of the settlement on August 4, 2011.

Currently, we are not subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results and cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. Although in some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds, we cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At December 31, 2011 the Company has issued $528 in letters of credit and $2,133 in performance and payment bonds to these third parties. No amounts have been drawn against these letters of credit and performance bonds.

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

The fair value of fixed rate debt is based on observable market rates (Level 2 inputs). The following table summarizes the fair value of fixed and floating rate debt and the corresponding carrying value as of:

	December 31, 2011	December 31, 2010
Carrying amount	$30,378	$28,376
Fair value	$26,927	$23,264

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

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the years ended December 31, 2011 and 2010.

The Company currently has approximately $106 million in federal and state NOLs, which based on current statuatory tax rates, has a potential fair value of approximately $42 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2011, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of December 31, 2011, because of the Company’s full valuation allowance on its net deferred tax assets.

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

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2011 tax years generally remain subject to examination by federal and most state tax authorities.

Income tax provision consists of the following as of December 31 :

	2011	2010
Current:
Federal	$33	$0
State	0	11

	33	11
Deferred:
Federal	731	(548)
State	136	(102)

	867	(650)
Other
Valuation allowance	(867)	650

Total income tax expense (benefit)	$33	$11

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2011	2010
Deferred tax assets:
Inventory	$3,480	$4,713
Warranty	320	338
Net operating loss and tax credit carryforwards	41,562	41,444
Cancellation of debt gain	760	760
Accrued expenses	(63)	130
Stock based compensation	303	(47)

	46,362	47,338
Less - valuation allowance	(45,815)	(46,682)

Net deferred tax assets	547	656

Deferred tax liabilities:
Depreciation and amortization	(547)	(656)

Net deferred tax liabilities

Net deferred tax assets (liabilities)	$0	$0

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal and most state tax authorities.

A reconciliation of the statutory rate and the effective tax rate follows:

	2011	2010
Federal statutory rate	(35.00)%	35.00%
State income taxes - net of federal benefit	(3.97)%	3.97%
Permanent differences	0.0%	(39.93)%
Return to provision adjustments	(14.19)%	9.42%
Change in valuation allowance	53.16%	(8.46)%

Tax benefit	0.0%	0.0%

18.	QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2011 and 2010 follow (in thousands, except per share amounts):

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$4,586	$5,903	$5,394	$6,326
Operating loss	(1,163)	(1,845)	(2,491)	(2,823)
Pretax income (loss)	(893)	(1,558)	6,743	(2,661)
Net income (loss)	(1,025)	(1,676)	6,541	(2,733)
Basic earnings (loss) per share	(0.05)	(0.09)	0.33	(0.14)
Diluted earnings (loss) per share	(0.05)	(0.09)	0.33	(0.14)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$9,139	$6,428	$5,589	$2,695
Operating loss	(1,728)	(1,884)	(3,599)	(1,514)
Pretax income (loss)	(892)	(1,843)	(3,417)	(1,535)
Net income (loss)	(892)	(1,843)	(3,428)	(1,535)
Basic earnings (loss) per share	(0.05)	(0.10)	(0.18)	(0.09)
Diluted earnings (loss) per share	(0.05)	(0.10)	(0.18)	(0.09)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year due to rounding.

19.	TROUBLED DEBT RESTRUCTURING

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

To date Comstock has issued to Stonehenge approximately 33 thousand shares of the Company’s Class A Common Stock with a stock price of $1.40 in satisfaction of approximately $46 in interest. At December 31, 2011 the Company had $5,008 outstanding to Stonehenge Funding, which represents the December 31, 2009 balance of $12,743 less the gain on troubled debt restructuring of $7,689 recognized in the first quarter of 2010, and the $46 in interest paid in Comstock shares.

20.	Subsequent Event

On March 7, 2012, Cascades II completed the sale of its Potomac Square Apartment project to an affiliate of CAPREIT Acquisition Corporation. The project was sold for $19.35 million. In connection with the closing of the transaction, Cascades II placed in escrow $300 (the “Warranty Escrow”) to secure performance of certain post-closing warranty work and $650 (the “Claims Escrow”) to secure Cascades II’s indemnification and other obligations set forth in the sale agreement. The Warranty Escrow shall be released to Cascades II upon completion of the post-closing warranty work and the Claims Escrow shall be released to Cascades II in three equal installments at six, eight and twelve months from the date of settlement provided that no claims have been made against Cascades by the purchaser. At settlement, the Company received net proceeds of approximately $4.7 million from the transaction after repayment of the existing loan from Cardinal Bank secured by the Potomac Square apartments and the retirement of the related non-controlling equity investment. Upon settlement of existing loan from Cardinal Bank, the Credit Enhancement and Indemnification Agreement was terminated and the deferred Credit Enhancement Fees, of which $93 were outstanding as of December 31, 2011, were settled in full. Upon settlement of the sale, $2.9 million was disbursed to the non-controlling equity investment holders, including $0.6 million of preferred returns on the investment, of which $0.5 million was outstanding as of December 31, 2011.