Form 10-Q
period 2012-03-31
Comstock Homebuilding Companies, Inc.
filed 2012-05-11
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-32375

Comstock Homebuilding Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1164345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1886 Metro Center Drive

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

As of May 11, 2012, 17,627,822 shares of the Class A common stock, par value $0.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$7,913	$5,639
Restricted cash	3,101	3,082
Trade receivables	1,599	2,228
Real estate held for development and sale	19,249	21,212
Operating real estate, net	—	12,095
Property, plant and equipment, net	95	105
Other assets	3,024	2,018

TOTAL ASSETS	$34,981	$46,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$3,508	$3,987
Notes payable - secured by real estate held for development and sale, net of discount	8,476	10,541
Notes payable - secured by operating real estate, net	—	9,957
Notes payable - due to affiliates, unsecured	5,008	5,008
Notes payable - unsecured	4,040	4,309
Income taxes payable	23	33

TOTAL LIABILITIES	21,055	33,835

Commitments and contingencies (Note 10)
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 18,089,020 and 17,944,503 issued and outstanding, respectively	180	179
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	168,891	168,620
Treasury stock, at cost (391,400 shares Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(152,733)	(156,684)

TOTAL COMSTOCK HOMEBUILDING EQUITY	13,926	9,703
Non-controlling interest	—	2,841

TOTAL EQUITY	13,926	12,544

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,981	$46,379

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues
Revenue—homebuilding	$3,186	$3,019
Revenue—other	749	1,567

Total revenue	3,935	4,586
Expenses
Cost of sales—homebuilding	2,754	2,723
Cost of sales—other	1,064	1,273
Selling, general and administrative	1,886	1,364
Interest, real estate taxes and indirect costs related to inactive projects	600	345

Operating loss	(2,369)	(1,119)
Other income, net	29	276

Loss before income tax benefit	(2,340)	(843)
Income tax benefit	912	—

Net loss from continuing operations	(1,428)	(843)

Discontinued operations:
Loss from discontinued operations	(122)	(50)
Gain on sale of real estate from discontinued operations	6,516	—
Income tax expense from discontinued operations	(912)	—

Net income (loss) from discontinued operations	5,482	(50)
Net income (loss)	4,054	(893)
Less: Net income from discontinued operations attributable to non-controlling interests	103	132

Net income (loss) attributable to Comstock Homebuilding	$3,951	$(1,025)

Basic income (loss) per share
Continuing operations	$(0.07)	$(0.04)
Discontinued operations	0.26	(0.01)

Net income (loss) per share	$0.19	$(0.05)

Diluted income (loss) per share
Continuing operations	$(0.06)	$(0.04)
Discontinued operations	0.25	(0.01)

Net income (loss) per share	$0.19	$(0.05)

Basic weighted average shares outstanding	20,287	18,645
Diluted weighted average shares outstanding	21,228	18,645

Net income (loss) attributable to Comstock Homebuilding
Loss from continuing operations	$(1,428)	$(843)
Income (loss) from discontinued operations	5,379	(182)

Net income (loss)	$3,951	$(1,025)

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	17,120	$171	2,733	$27	$166,700	$(2,439)	$(157,791)	$—	$6,668
Stock compensation and issuances	39	1			54				55
Non-controlling interest								2,350	2,350
Net loss							(1,025)	132	(893)

Balance at March 31, 2011	17,159	$172	2,733	$27	$166,754	$(2,439)	$(158,816)	$2,482	$8,180

Balance at December 31, 2011	17,945	$179	2,733	$27	$168,620	$(2,439)	$(156,684)	$2,841	$12,544
Stock compensation and issuances	144	1			271				272
Non-controlling interest								(2,944)	(2,944)
Net income							3,951	103	4,054

Balance at March 31, 2012	18,089	$180	2,733	$27	$168,891	$(2,439)	$(152,733)	$—	$13,926

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,054	$(893)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization of loan discount and deferred financing fees	335	—
Depreciation expense	91	4
Gain on M&T note retirement	—	(196)
Gain on trade payable settlements	—	(135)
Gain on sale of operating real estate, net	(6,516)	—
Loss on disposal of property, plant and equipment	1	—
Amortization of stock compensation	272	—
Changes in operating assets and liabilities:
Restricted cash	(19)	(27)
Trade receivables	629	—
Real estate held for development and sale	1,906	2,706
Other assets	(411)	(1,739)
Accrued interest	(502)	—
Accounts payable and accrued liabilities	(925)	1,650
Income taxes payable	(10)	—

Net cash (used in) provided by operating activities	(1,095)	1,370

Cash flows from investing activities:
Investment in Cascades Apartments – operating real estate, net	—	(1,603)
Proceeds from sale of Cascades Apartments – operating real estate, net	18,400	—

Net cash provided by (used in) investing activities	18,400	(1,603)

Cash flows from financing activities:
Proceeds from notes payable	—	12,233
Payments on notes payable	(12,087)	(14,111)
Distribution of non-controlling interests and preferred returns	(2,944)	—
Proceeds from Cascades Private Placement	—	2,350

Net cash (used in) provided by financing activities	(15,031)	472

Net increase in cash and cash equivalents	2,274	239
Cash and cash equivalents, beginning of period	5,639	475

Cash and cash equivalents, end of period	$7,913	$714

Supplemental disclosure for non-cash activity:
Interest paid, net of interest capitalized	$831	$223
Reduction in proceeds from sale of Cascades Apartment and increase in other assets related to amounts placed in escrow upon settlement of Cascades Apartments sale	$950	$—
Reduction in accrued liabilities in connection with issuance of stock compensation	$—	$55
Increase in class A common stock par value in connection with issuance of stock compensation	$—	$1
Increase in additional paid in capital in connection with issuance of stock compensation	$—	$54
Reduction in restricted cash and accounts payable due to Cascades Private Placement closing	$—	$2,100

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOMEBUILDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Comstock Homebuilding Companies (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Comstock Homebuilding Companies, Inc. is a multi-faceted real estate development and services company focused on the Washington, D.C. metropolitan area. The Company has substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums, apartments and mixed-use (residential and commercial) developments. Since our founding in 1985, and as of March 31, 2012, we have built and delivered more than 5,400 homes generating total revenue in excess of $1.4 billion. References in this Form 10-Q to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Homebuilding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Comstock Companies, Inc. was incorporated on May 24, 2004 as a Delaware corporation. On June 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc. On December 17, 2004, the Company completed an initial public offering (“IPO”) of its Class A common stock.

The Company’s Class A common stock is traded on the NASDAQ Capital market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004. The Company continues to be in compliance with all NASDAQ continued listing requirements.

Certain amounts have been reclassified in prior periods to conform to the current year presentation. The reclassifications are primarily due to the treatment of the sale of the Company’s apartment project as discontinued operations on the statement of operations for all periods presented. Refer to Notes 12 and 13 for further information.

2. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale includes land, land development costs, interest and other construction costs. Real estate held for development is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. Selling costs are expensed as incurred.

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

The Company has classified its Eclipse and Penderbrook projects as held for sale as discussed above and accordingly, written the projects down to fair value less costs to sell as determined by discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, including estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the estimated timeframe for sales challenging, the Company has generally assumed sales prices equal to or less than current prices with the remaining duration of the community sales process estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes to be an appropriate discount rate. The Company has used its best judgment in determining an appropriate discount rate based on information it has received from marketing its communities for sale in recent periods, and accordingly has elected to use a rate of 13% in its discounted cash flow model. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates are made. In recent months, market conditions affecting the Company’s Washington, D.C. area projects have improved; however, if market conditions deteriorate again, any adverse changes to these estimates in future periods could result in further material impairment charges. No impairment charges were recorded during the three months ended March 31, 2012 or 2011.

Real estate held for development and sale consists of the following:

	March 31,	December 31,
	2012	2011
Land and land development costs	$5,871	$4,693
Cost of construction (including capitalized interest and real estate taxes)	13,378	16,519

	$19,249	$21,212

3. OPERATING REAL ESTATE, NET

In February 2011, the Company began construction on a 103 unit apartment rental project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”). Accordingly, upon the initiation of construction, the value of the existing land upon which the project was constructed (approximately $2.5 million) was reclassified from real estate held for development and sale to operating real estate, net. The total construction costs capitalized in addition to the land and land development costs were approximately $9.8 million. The apartment project consisted of two buildings, the first of which was placed into service in July 2011 and the second of which was placed in service in September 2011. Accordingly, depreciation was recorded on the buildings placed in service. As further discussed in Note 13, the Cascades Apartments were sold on March 7, 2012.

Depreciation is calculated on buildings and improvements using the straight-line method over estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over estimated useful lives, which range from three years (primarily computer-related equipment) to seven years. Depreciation of $82 was recorded for the three months ended March 31, 2012 and is included in net loss on discontinued operations. No such charges were recorded for the three months ended March 31, 2011.

4. GENERAL CONTRACTING REVENUE

The Company undertakes short-term general contracting projects within its real estate services segment. These contracts are typically no more than 12 months in length. Revenue and earnings on these general contracting contracts are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. There are estimates used in determining profits and total costs inherent in the percentage of completion method and actual results could differ from the estimates used by the Company. The revenues and costs associated with these projects are included in ‘Revenue – other’ and ‘Cost of sales – other,’ respectively, in the accompanying consolidated statement of operations for the three months ended March 31, 2012 and 2011. Total revenue and gross profit recognized for the three months ended March 31, 2012 was $589 and $80, respectively. Total revenue and gross profit recognized for the three months ended March 31, 2011 was $1,145 and $193, respectively. Trade receivables and accounts payable were approximately $891 and $790, respectively, related to ongoing general contracting projects at March 31, 2012. Trade receivables and accounts payable were approximately $941 and $856, respectively, related to ongoing general contracting projects at March 31, 2011.

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

	Three Months Ended March 31,
	2012	2011
Balance at beginning period	$1,009	$1,110
Additions	14	12
Releases and/or charges incurred	(22)	(41)

Balance at end of period	$1,001	$1,081

6. CAPITALIZED INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate held for development and sale during the active development period, which generally commences when development activities begin and ends when the properties are substantially complete or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate held for development and sale are expensed as a component of cost of sales as related units are sold. The following table is a summary of interest incurred and capitalized and interest expensed for units settled:

	Three Months Ended March 31,
	2012	2011
Total interest incurred and capitalized	$44	$12

Interest expensed as a component of cost of sales	$618	$484

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported in real estate held for development and sale:

	Three Months Ended March 31,
	2012	2011
Total interest incurred and expensed for inactive projects	$490	$200
Total real estate taxes incurred and expensed for inactive projects	67	112
Total production overhead incurred and expensed for inactive projects	43	57

	600	369
Amounts reclassified to discontinued operations	—	(24)

	$600	$345

7. INCOME (LOSS) PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income (loss) per share for the three months ended March 31, 2012 and 2011 are presented on the consolidated statement of operations. Stock options and warrants for three months ended March 31, 2012 and 2011 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock option and warrants would be anti-dilutive. As a result of net losses for the three months ended March 31, 2011, approximately 663 and 1,610 of options and warrants, respectively, were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive. The computation of basic and diluted shares outstanding is as follows:

	Three Months Ended March 31,
	2012	2011
Computation of Basic Shares Outstanding

Weighted average common shares outstanding - basic	20,287	18,645

Computation of Diluted Shares Outstanding
Weighted average common shares outstanding - basic	20,287	18,645
Dilutive effect of stock options	276	—
Dilutive effect of warrants	665	—

Weighted average common shares outstanding - diluted	21,228	18,645

Comprehensive income

For the three months ended March 31, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

The following disclosure includes the Company’s three reportable segments of Homebuilding, Apartment Buildings and Real Estate Services. Each of these segments operates within the Company’s single Washington, D.C. reportable geographic segment. The information for 2011 has been reclassified to conform to current year business segment presentation and to reclassify the operating results of the Cascades Apartments as discontinued operations as discussed in Note 12.

	(in thousands)
	Homebuilding	Apartment Buildings	Real Estate Services	Total
Three Months Ended March 31, 2012
Net revenue	$3,346	$—	$589	$3,935
Gross profit	37	—	80	117
Operating (loss) profit from continuing operations	(2,361)	—	21	(2,340)
Operating (loss) profit from discontinued operations	—	6,394	—	6,394
Net (loss) income	(2,361)	6,394	21	4,054
Total assets	32,160	1,593	1,228	34,981
Depreciation and amortization	344	—	—	344
Interest expense	490	—	—	490
Capital expenditures	—	—	—	—

Three Months Ended March 31, 2011
Net revenue	$3,441	$—	$1,145	$4,586
Gross profit	397	—	193	590
Operating (loss) profit from continuing operations	(1,030)	—	187	(843)
Operating (loss) profit from discontinued operations	—	(50)	—	(50)
Net (loss) income	(1,030)	(50)	187	(893)
Total assets	34,181	4,499	1,046	39,726
Depreciation and amortization	4	—	—	4
Interest expense	199	—	—	199
Capital expenditures	—	1,603	—	1,603

The Company allocates selling general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations, based upon its estimate of time allocable to the segment or based upon overall pro rata revenue generation.

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2012	2011
Segment operating loss from continuing operations	$(2,340)	$(843)
Income tax benefit	912	—

Loss from continuing operations	$(1,428)	$(843)

Segment operating income (loss) from discontinuing operations	$6,394	$(50)
Income tax expense	(912)	—

Loss from continuing operations	$5,482	$(50)

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

The effective tax rate for the three months ended March 31, 2012 and 2011 was 0%, respectively. This results in a zero income tax expense for the three months ended March 31, 2012 and 2011, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three months ended March 31, 2012 and 2011, respectively.

The Company currently has approximately $106 million in federal and state NOLs, which based on current statutory tax rates, has a potential fair value of approximately $42 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of March 31, 2012, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of March 31, 2012, because of the Company’s full valuation allowance on its net deferred tax assets.

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

In an effort to preserve the availability of these NOLs, Comstock adopted a Section 382 stockholder rights plan (the “Rights Plan”). The Rights Plan was adopted to reduce the likelihood of such an unintended “ownership change” and thus assist in preserving the value of these tax benefits. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years. This plan was submitted to a vote of the Company’s shareholders on June 17, 2011 and the plan was approved at that meeting.

The Company has not recorded any accruals for tax uncertainties as of March 31, 2012 and 2011, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2011 tax years generally remain subject to examination by federal and most state tax authorities.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At March 31, 2012 and 2011, the Company has issued $528 and $528 in letters of credit, respectively, and $2,133 and $2,526 in performance and payment bonds, respectively, to these third parties. No amounts have been drawn against these letters of credit or performance bonds.

11. RELATED PARTY TRANSACTIONS

On December 31, 2009, the Company entered into a three-year lease for approximately 7,200 square feet of office space for its corporate headquarters at 11465 Sunset Hills Road, Reston, Virginia from Comstock Asset Management, L.C., an affiliate wholly-owned by our Chief Executive Officer. For the three months ended March 31, 2012 and 2011, total payments made under this lease agreement were $48 and $52, respectively.

During the second quarter of 2009, the Company began deferring a portion of the base salary payments to our Chief Executive Officer and our Chief Operating Officer. These deferrals ended on May 1, 2011 and the deferred balance of $842 was paid during the third quarter of 2011.

Effective January 1, 2010, the Company entered into agreements with I-Connect, L.C., a company in which Investors Management, LLC, an entity wholly owned by the Chief Operating Officer of the Company, holds a 25% interest, for information technology consulting services and the right to use I-Connect’s proprietary Builder’s CoPilot software for monthly payments of $6 and a term of 24 months. During the three months ended March 31, 2012 and 2011 total payments made to I-Connect were $18 and $36 respectively. Although I-Connect has no obligation to do so, it has allowed us to defer portions of our payment obligations from time to time.

On February 11, 2011, Comstock Services, L.C., a subsidiary of the Company, entered into an Owner-Contractor Agreement with CRS Construction Services, L.C., an entity wholly-owned by the Chairman and Chief Executive Officer of the Company, to perform paving and certain site improvement work to property in Reston, Virginia which is owned by Fairfax County, Virginia. The contract sum was for approximately $1 million and the work was completed in April 2011.

Comstock Services, L.C., a subsidiary of the Company, entered into a Subcontract Agreement with Davis Construction, LLC to perform site work and land development for a project known as Loudoun Station in Loudoun County, Virginia. Comstock Partners, L.C., an entity wholly-owned by the Chairman and Chief Executive Officer of the Company, is the owner of the Loudoun Station project. The total contract value is estimated to be approximately $5 million and is expected to be completed in July 2012. For the three months ended March 31, 2012, the Company recognized $0.4 million of revenue from the contract, which is included in ‘Revenue-other’ in the consolidated income statement. As of March 31, 2012 and December 31, 2011, the Company was owed $0.5 million and $1.0 million under this contract, respectively, which is included in ‘Trade receivables’ in the consolidated balance sheet. The Company recognized no revenue or trade receivables during the three months ended March 31, 2011 on the contract.

On January 31, 2011, Comstock Cascades II, L.C., a subsidiary of the Company (“Cascades II”) entered into a private placement for the sale of membership interests in Cascades II whereby Cascades II raised working capital in the amount of $2.35 million (the “Private Placement”) related to the planned construction of the Cascades Apartments. Proceeds of the Private Placement were utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Private Placement included unrelated third party investors along with several members of the Company’s Board of Directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. In March 2012, upon completion of the sale of the Cascades Apartments, the Company repaid the participants in the Private Placement $3.0 million, including the preferred returns, in full.

Pursuant to a Credit Enhancement Agreement by and between Comstock Homebuilding Companies, Inc. and the COO and President of the Company, and the Chairman and Chief Executive Officer of the Company (each, a “Guarantor”), the Guarantors have agreed to provide credit enhancement and the personal guarantee of loans with Cardinal Bank and Eagle Bank in exchange for payment by the Company of a credit enhancement fee. As a result of this credit enhancement the Guarantors on an aggregate basis are entitled to a credit enhancement fee calculated at a rate of four percent (4%) per annum based on an agreed upon formula more fully discussed in Note 14. One-half of the credit enhancement fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. During the three months ended March 31, 2012 and 2011, the Company made guarantee payments under this agreement of approximately $130 and $37. The financing with SunBridge eliminated the need for personal guarantees on the applicable projects and accordingly this agreement was terminated on July 12, 2011 with respect to the fees paid on the Eagle Bank loan. On March 7, 2012, the Cardinal Bank loan was repaid and, accordingly, the agreement was terminated with respect to the fees paid on the Cardinal Bank loan and the accrued fees were paid in full.

12. DISCONTINUED OPERATIONS

As described in Note 13, on March 7, 2012, the Company’s subsidiary sold the Cascades Apartments. As the Cascades Apartments represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to appropriately reflect the discontinued operations of the Cascades Apartments and the continuing operations of the Company. Revenues, costs and expenses directly associated with the Cascades Apartments have been reclassified as discontinued operations in the consolidated statements of operations. Corporate expenses, such as general corporate overhead, have not been allocated to discontinued operations. The guidance in ASC 740-20-45-7 requires that the income recorded in discontinued operations be considered when determining the amount of benefit allocable to continuing operations in circumstances when continuing operations result in a net loss position for the period presented. Accordingly, the Company has allocated a tax benefit of $912 to continuing operations and a tax expense of $912 to discontinued operations.

Summarized financial information for the Cascades Apartments, is set forth below:

	Three Months Ended March 31,
	2012	2011
Revenues	$167	$—
Cost of sales	129	—
Selling, general and administrative	10	20
Interest, real estate taxes and indirect costs related to inactive projects	154	24
Other (income) expenses, net	(4)	6

Loss from discontinued operations before gain on sale of real estate and income tax expense	(122)	(50)
Net gain on sale of real estate	6,516	—

Net income (loss) from discontinued operations before income tax expense	6,394	(50)
Income tax expense	(912)	—

Net income (loss) from discontinued operations	5,482	(50)

Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with the respective data in the consolidated statement of operations.

13. VARIABLE INTEREST ENTITY

GAAP requires a variable interest entity (“VIE”) to be consolidated by the company which is the primary beneficiary. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method. Comstock’s variable interests in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided and or guaranteed to a VIE. We examine specific criteria and use judgment when determining if Comstock is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions and contracts to purchase assets from VIEs.

Consolidated Real Estate Held for Development and Sale

Included within the Company’s real estate held for development and sale at March 31, 2012 are two consolidated entities that are VIEs and for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

At March 31, 2012 and December 31, 2011, total assets of these VIEs were approximately $18.6 million and $21.1 million, respectively, and total liabilities were approximately $9.1 million and $10.5 million, respectively. The classification of these assets is primarily within real estate held for development and sale and the classification of liabilities are primarily within notes payable – secured by real estate held for development and sale in the Company’s consolidated balance sheets.

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

On February 11, 2011, Comstock closed its loan agreement with Cardinal Bank (see Note 14) which provided the necessary construction financing for the development of the Cascades Apartments and concurrent with that closing, the Company utilized the proceeds of the Private Placement offering as described above. The Company has fully guaranteed the loan and accordingly, Comstock has concluded that Cascades II is a VIE. As part of the Cascades II operating agreement, the Company has majority voting and complete operational control of the subsidiary. The Company had previously concluded that it is the primary beneficiary of the VIE and therefore the financial condition, results of operations and cash flows of Cascades II were consolidated in the accompanying financial statements.

The investors in the Private Placement (the “Priority Members”) are entitled to a cumulative, compounded, preferred return, subject to the performance of Cascades II, of 20% per annum, compounded annually on their capital account balances. Comstock has the right to repurchase the interest of the Priority Members provided that i) all of the Priority Members interests are acquired, ii) the purchase is made in cash and iii) the purchase price shall equal the Priority Members capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The equity contribution related to the Private Placement is reflected as a Non-Controlling Interest as a component of consolidated shareholders’ equity. The Company’s investment is subordinate to the Priority Members investment and gains from the operating activity and distributions of cash flow (if any) of Cascades II will be allocated to the Priority Members (in advance of Comstock) up to their capital account plus the required preferred return of 20% as outlined above. For the three months ended March 31, 2012 and 2011, the priority returns of $103 and $132, respectively, are reflected in the accompanying statement of operations as net income attributable to non-controlling interests to properly account for the preferred return due the Priority Members upon liquidation of their interest in Cascades II.

On March 7, 2012, the Company completed the sale of the Cascades Apartments to an affiliate of CAPREIT Acquisition Corporation (“Purchaser”), a Maryland corporation, pursuant to a Contract of Sale Agreement, as amended, dated October 31, 2011. The Project was sold for $19.35 million. In connection with the closing of the transaction, Cascades II placed in escrow $300 (the “Warranty Escrow”) to secure performance of certain post-closing warranty work and $650 (the “Claims Escrow”) to secure Cascades II’s indemnification and other obligations set forth in the Agreement. The Warranty Escrow shall be released to Cascades upon completion of the post-closing warranty work and the Claims Escrow shall be released to Cascades in three equal installments at six, eight and twelve months from the date of settlement provided that no claims have been made against Cascades by the Purchaser. As detailed in Note 12, the historical operations of Cascades Apartments are included within discontinued operations.

Concurrent with the execution of the sale transaction, Cascades II settled the secured financing of $10.1 million with Cardinal Bank, including all principal and interest due at the time of settlement, and retired the non-controlling equity investment, including all preferred returns due. The Company realized a loss on the extinguishment of the secured financing with Cardinal Bank of $0.3 million, including the prepayment penalty fees of $0.2 million. At settlement, the Company received net proceeds of approximately $4.7 million from the transaction after repayment of the existing loan from Cardinal Bank secured by the Project and the retirement of the non-controlling equity investment related to the Project.

Concurrent with the settlement of the secured financing, retirement of non-controlling equity investment holders and the release of the Company’s corporate guaranty, the Company determined a reconsideration event under ASC 810 had occurred and concluded the entity no longer met the definition of a VIE as defined by the standard. The Company further noted that the Company has retained the controlling financial interest in Cascades II and has consolidated the subsidiary in accordance with ASC 810. As of March 31, 2012, total assets of Cascades II approximated $1.6 million and total liabilities approximated $8. The classification of these assets are primarily within restricted cash and the classification of liabilities are primarily within accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

The Company does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of ASC 810-10 Consolidation. This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holder’s returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under the provision of ASC 810-10. The Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land. The Company concluded that it does not have the power to direct the activities that most significantly impact the VIEs economic performance, including the power to site plan and engineer the developments, finance the parcels under option contract, and develop the raw parcels under option contract into finished lots. The third party retains these rights under the fixed purchase price agreements until title is transferred to the Company upon settlement of the transaction, or a portion of the transactions as defined. Therefore, the Company has not consolidated these VIEs in the consolidated balance sheet.

14. CREDIT FACILITIES

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

Bank	Balance as of 3/31/11	Balance as of 12/31/11	Recourse
SunBridge, net of discount of $0.5 million	$8,113	$10,178	Secured
Cardinal Bank	0	9,957	Secured
Bank of America	3,482	3,751	Unsecured
Cornerstone (Haven Trust)	400	400	Unsecured
Branch Banking & Trust	263	263	Secured

Wachovia	133	133	Unsecured
Seller – Emerald Farm	100	100	Secured
Fifth Third	25	25	Unsecured

	12,516	24,807
Due to affiliates – Stonehenge Funding	5,008	5,008	Unsecured

Total	$17,524	$29,815

The SunBridge debt is fixed at 12.5%, but the majority of the Company’s remaining debt is variable rate, based on LIBOR or the prime rate plus a specified number of basis points, typically ranging from 220 to 600 basis points over the LIBOR rate and from 25 to 200 basis points over the prime rate. As a result, we are exposed to market risk in the event of interest rate increases. At December 31, 2011 and 2010, the one-month LIBOR and prime rates of interest were 0.26% and 3.25%, respectively, and the interest rates in effect under the existing secured revolving development and construction credit facilities ranged from 3.5% to 14.26% and 2.5% to 18%, respectively. During the past three months, these rates were relatively stable. Since all projects are currently inactive by accounting standards, any change in interest would be expensed in the period incurred.

The material loan agreements are discussed below.

Cardinal Bank

On February 11, 2011, the Company, through a subsidiary called Comstock Cascades II, L.C., entered into a loan agreement with Cardinal Bank pursuant to which the Company obtained an $11.0 million multi-family construction loan and mortgage with a five-year term (the “Cardinal Bank Loan”). Proceeds from the Cardinal Bank Loan (i) funded the construction of the Company’s Cascades apartment project and (ii) retired existing indebtedness of the Company owed to M&T Bank having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Cascades project was constructed. The Cardinal Bank Loan, secured by a new first deed of trust on the property, had an initial interest rate of Prime plus two percent (2%), with an interest rate floor of 6.5%. The Cardinal Bank Loan was amortized in accordance with a 5.5%, 25-year schedule, with amortization to begin 18 months after the loan closing and had a 2% prepayment penalty if paid within the first or second year and a 1% prepayment penalty if retired in the third or fourth year. The Company had fully guaranteed the Cardinal Bank Loan. The Chief Executive Officer of the Company and the Chief Operating Officer of the Company, also provided a limited guaranty in connection with the Cardinal Bank Loan of up to $6.8 million, subject to further reduction upon the satisfaction of certain enumerated conditions set forth in the loan agreement (see Note 11). On March 7, 2012, the Company sold the Cascades Apartment Project and the Cardinal Bank Loan was repaid in full. A prepayment penalty of $0.2 million was incurred in connection with the early repayment and are included in Discontinued Operations – gain on sale of real estate in the consolidated income statement.

SunBridge

On July 12, 2011, the Company, through a subsidiary called Comstock Potomac Yard, L.C., entered into a loan agreement with BCL Eclipse, LLC, an affiliate of SunBridge Capital Management, LLC (“SunBridge”), pursuant to which the Company secured a $13.8 million loan with a three year term (the “SunBridge Eclipse Loan”) to refinance the Company’s Eclipse condominium project. Proceeds from the SunBridge Eclipse Loan were primarily utilized to (i) pay off existing indebtedness of approximately $9.0 million, (ii) pay approximately $0.8 million for expenses associated with the SunBridge Eclipse Loan (which are classified in Other assets in the accompanying balance sheet), and (iii) for general corporate purposes. The SunBridge Eclipse Loan provides for a 1% origination fee and an interest rate of 12.5%. There is no prepayment penalty associated with the SunBridge Eclipse Loan, which is secured by a first deed of trust on the Eclipse property. The loan is subject to minimum sales and release requirements.

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

As a condition of the loan agreement, the Company also entered into a cross-collateralization agreement whereby the Penderbrook project and the Eclipse project each secure payment and performance of the covenants and agreements of the October 5, 2011 SunBridge Penderbrook Loan and the loan funded on July 12, 2011 with respect to the Eclipse project as described above. The SunBridge Penderbrook Loan provides for a 1% origination fee and an interest rate of 12.5%. There is no prepayment penalty associated with the SunBridge Penderbrook Loan, which is secured by a first deed of trust on the property. The loan is subject to minimum sales and release requirements.

On October 5, 2011, the Company and a subsidiary of the Company, Comstock Emerald Farm, L.C., as guarantors, also entered into a guaranty agreement for the benefit of SunBridge. Pursuant to the guaranty agreement, the guarantors jointly and severally guaranteed the payment of principal and interest and any other amounts due under the SunBridge Penderbrook Loan Agreement, (ii) the Company pledged its equity interest in Comstock Penderbrook, L.C., and (iii) each guarantor granted SunBridge a security interest in all of its unencumbered assets, all as additional security for the SunBridge Penderbrook Loan.

Bank of America

At March 31, 2012, the Company had $3.5 million outstanding to Bank of America under a 10-year unsecured note. On February 25, 2010 the Company entered into a Seventh Loan Modification Agreement with Bank of America regarding the modification of the terms of this loan. In connection therewith the Company agreed to pay an extension fee of $100 and Bank of America agreed to delay until January 2011 the commencement of repayments of all previously unpaid interest accruing since the date of the Company’s previously reported modification of the line of credit in November 2008. On February 1, 2011, the Company entered into the Eighth Loan Modification Agreement with Bank of America. The modification required payments of past interest and modification fees of approximately $175 on February 1, 2011, which were paid in accordance with the agreement. The maturity date remains December 28, 2018. Comstock is required to make monthly interest payments beginning on February 28, 2011 through loan maturity. Commencing January 28, 2012 and continuing on each and every month through November 28, 2018, Comstock is also required to make monthly principal payments of approximately $37.

Stonehenge

On December 23, 2009, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by the Chairman and Chief Executive Officer of the Company, completed the purchase of a senior unsecured note (the “JP Morgan Debt”) from JP Morgan Ventures (“JPMV”) in the then outstanding amount of approximately $9.0 million, plus accrued and unpaid interest. The purchase of the JP Morgan Debt resulted in the transfer to Stonehenge of a warrant previously issued to JPMV for the purchase of 1.5 million shares of the Company’s Class A Common Stock with a strike price of $0.07 per share (the “JP Morgan Warrant”). The Company’s Chief Operating Officer subsequently purchased a participation interest in the JP Morgan Debt and the JP Morgan Warrant from Stonehenge. In connection with the SunBridge financing, Stonehenge entered into a subordination and standstill agreement providing that the Company will not make any cash interest or principal payments to Stonehenge prior to the full repayment of loans to SunBridge in connection with the Eclipse and Penderbrook projects. On February 12, 2010 the Company entered into a Modification Agreement to modify the terms of the Company’s senior unsecured note with Stonehenge. Under the terms of the Modification Agreement, Stonehenge agreed to forgive $4.5 million of the principal balance due from the Company under the JP Morgan Debt, reducing the principal balance by 50% to $4.5 million. Stonehenge also agreed to forgive an additional amount due from the Company of approximately $875 representing all past due interest, late fees and penalties accruing through December 31, 2009 under the JP Morgan Debt. Stonehenge further agreed to reduce the interest rate, effective January 1, 2010, by 50% to 300 basis points above the one year LIBOR on a floating basis. In addition, to ensure the Company’s ability to comply with certain restrictions placed upon the Company by KeyBank and Guggenheim in connection with previously announced loan modifications enhancing cash flow to the Company, Stonehenge agreed to allow all future interest payments due from the Company under the JP Morgan Debt to accrue until at least 90 days after the KeyBank and Guggenheim have been fully repaid. In connection therewith, Stonehenge may, on a quarterly basis, elect to accept stock of the Company (or warrants for the purchase thereof) with a cumulative value equal to the value of the scheduled interest payment in lieu of accruing a future quarterly interest payment. For the year ended December 31, 2011, no elections were made and no warrants were issued under the agreement. For the year ended December 31, 2010, warrants were issued with a fair value of $46, to settle interest payments. The KeyBank debt was fully repaid on February 2, 2011. The Guggenheim debt was fully repaid upon funding of the SunBridge Penderbrook Loan on October 5, 2011.

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

Wachovia

As a condition of a foreclosure arrangement with Wachovia Bank, the Company is assisting in the selling process associated with certain parcels of land now under the control of Wachovia. There were no parcels sold and no gain on debt restructuring for the three months ended March 31, 2012, or 2011.

The Company’s borrowings, exclusive of the SunBridge debt discount of $0.5 million, mature as follows:

2012	557
2013	5,108
2014	8,577
2015	263
2016 and thereafter	3,482

Total	$17,987

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values based on their short maturities. The carrying amount of floating rate debt approximates fair value based upon observable market rates (Level 2 inputs).

The fair value of fixed rate debt is based on observable market rates (Level 2 inputs). The following table summarizes the fair value of fixed rate debt and the corresponding carrying value of fixed rate debt as of:

	March 31, 2012	December 31, 2011
Carrying amount	$17,524	$30,378
Fair value	$14,760	$26,927

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The Company may also value its real estate held for development and sale at fair value on a nonrecurring basis. Such fair value measurements use significant unobservable inputs and are classified as Level 3. See Note 2 for a further discussion of the valuation techniques and the inputs used.

16. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

The Company accounts for its share-based awards pursuant to Accounting Standards Codification (“ASC”) 718, Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model.

During the three months ended March 31, 2012 and 2011, the Company issued 676 thousand and 157 thousand restricted stock awards with a fair value of $1,224 and $177, respectively, which vest over four years. During the three months ended March 31, 2012, the Company issued 140 thousand stock options to non-executive employees with a fair value of $176, which vest over four years. There were no stock options issued during the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, total stock-based compensation cost was $272 and $55, respectively, and was charged to selling, general and administration expenses.

As of March 31, 2012 and 2011, the weighted-average remaining contractual term of unexercised stock options was 7.8 years and 8.1 years, respectively. As of March 31, 2012, there was $1,918 of unrecognized compensation cost related to stock issuances granted. There was no unrecognized compensation cost related to stock issuances granted as of March 31, 2011.

17. SUBSEQUENT EVENT

On May 10, 2012, the Company completed its study period related to the land option agreement with M/I Homes of DC, LLC (“M/I Homes”), on Eastgate One, a 66 unit subdivision situated within a 399 unit planned community in Chantilly, Virginia. Concurrent with completing the study period, the Company deposited a non-refundable $300, in addition to the $100 deposit made as of March 31, 2012, with M/I Homes as negotiated in the original fixed purchase price option agreement to purchase finished lots at the community. The Company will purchase finished lots on a predetermined takedown schedule commencing in the 2nd or 3rd quarter of 2012. This transaction did not have an impact on the conclusions discussed within Note 13.

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

Recent Developments

Cascades Apartment Project

On March 7, 2012, the Company completed the sale of the Cascades Apartments to an affiliate of CAPREIT Acquisition Corporation (“Purchaser”), a Maryland corporation, pursuant to a Contract of Sale Agreement, as amended, dated October 31, 2011. The project was sold for $19.35 million. At settlement, the Company received net proceeds of approximately $4.7 million from the transaction after repayment of the existing loan from Cardinal Bank secured by the Cascades Apartments and the retirement of the non-controlling equity investment related to the Cascades Apartments. The Company recorded a gain on the sale of $6.5 million which is reflected within Discontinued operations in the accompanying financial statements. See Notes 12 and 13 and discussion below.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Orders, cancellations and backlog

Gross new order revenue for the three months ended March 31, 2012 increased $0.6 million to $3.8 million on 20 units as compared to $3.2 million on 10 units for the three months ended March 31, 2011. Net new order revenue for the three months ended March 31, 2012 increased $0.8 million to $3.8 million on 20 units as compared to $3.0 million on 9 units for the three months ended March 31, 2011. Average gross new order revenue per unit for three months ended March 31, 2012 decreased $130,000 to $190,000, as compared to $320,000 for the three months ended March 31, 2011. The decrease is related directly to the unit mix of units settled. For the three months ended March 31, 2012, gross new orders totaled 19 units at Penderbrook and one unit at Eclipse, as compared to six units at Penderbrook and four units at Eclipse for the three months ended March 31, 2011.

We have two Washington, D.C. condominium projects where we have units available for sale and for rent: Penderbrook Square in Fairfax, VA and the Eclipse at Potomac Yard in Arlington, VA. Therefore, we were only able to generate orders and backlog at the two condominium projects in the first three months of 2012. Because our unit sales are generated from completed inventory we do not need to construct units after a sales contract is executed with a unit purchaser. As a result we are able to quickly execute on a sales contract and deliver the unit to the purchaser. Typically, unit deliveries are made within thirty days of contract execution. As a result, we do not tend to generate significant order backlog. At March 31, 2012, we had 6 units in backlog to generate revenue of $1.2 million.

Revenue – homebuilding

The number of homes delivered for the three months ended March 31, 2012 increased to 17 as compared to seven homes for the three months ended March 31, 2011. Average revenue per home delivered decreased by approximately $244,000 to $187,000 for the three months ended March 31, 2012 as compared to $431,000 for the three months ended March 31, 2011. Revenue from homebuilding increased by $0.2 million to $3.2 million for the three months ended March 31, 2012 as compared to $3.0 million for the three months ended March 31, 2011 as a result of the increase in the number of homes settled, offset by the unit mix of units sold. For the three months ended March 31, 2012, 16 units were settled at Penderbrook and one unit at Eclipse, as compared to two units at Penderbrook and five at Eclipse for the three months ended March 31, 2011.

Revenue – other

Revenue-other decreased approximately $0.8 million to $0.8 million during the three months ended March 31, 2012, as compared to $1.6 million for the three months ended March 31, 2011. Included in the 2012 revenue was approximately $0.6 million of general contracting revenue. The Company undertakes short-term general contracting projects and recognizes revenue and gross profit on a percentage of completion basis. The balance of the revenue-other relates to approximately $0.2 million arising from rental operations at our Penderbrook and Eclipse communities. The decline in rental revenue over the periods is attributable to a reduced number of units available for rental as a result of continuing sales at these communities.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended March 31, 2012 increased by $0.1 million, to $2.8 million as compared to $2.7 million for the three months ended March 31, 2011. The unit mix of homes settled during the quarter accounted for the increase in the aggregate cost of sales figure. For the three months ended March 31, 2012, 16 units were settled at Penderbrook and one unit at Eclipse, as compared to two units at Penderbrook and five at Eclipse for the three months ended March 31, 2011.

Cost of sales – other

Cost of sales – other decreased approximately $0.2 million to $1.1 million during the three months ended March 31, 2012 as compared to $1.3 million in the three months ended March 31, 2011. For the three months ended March 31, 2012, costs and gross profits totaled approximately $509 and $80, respectively related to our aforementioned general contracting projects. For the three months ended March 31, 2012, costs and gross profits (losses) totaled $555 and ($395), respectively, related to rental operations at Penderbrook and Eclipse. As a result of the continued absorption of the condominium units at Penderbrook and Eclipse, the number of units has been reduced to 23 and 26 respectively as of March 31, 2012. For the same period in 2011, rental units remaining for Penderbrook and Potomac were 66 and 39 respectively. Consequently, rental revenues have declined and the impact of fixed costs on gross profit has been more significant. Additionally, an increase in repairs and maintenance costs of $259, net of decreases related to home owners’ association fees and other costs has contributed to the increase in costs and gross profit decline. The Company expects this trend to continue as the final units within the two remaining condominium projects are absorbed.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended March 31, 2012 increased $0.5 million to $1.9 million, as compared to $1.4 million for the three months ended March 31, 2011. The increase in expenses over the three month period is attributable to increases in payroll of $0.2 million, franchise taxes of $0.1 million, consulting expenses of $0.1 million and other miscellaneous increases of $0.1 million. The increase in expenses is attributable to labor and costs related to the companies pursuit of new business opportunities.

Interest, real estate taxes and indirect costs related to inactive projects

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate held for development and sale during the active development period, which generally commences when development and construction activities begin and ends when the properties are substantially complete or the property becomes inactive which means that development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate held for development and sale are expensed as a component of cost of sales as related units are sold.

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the three months ended March 31, 2012 and 2011, several of our projects were determined to be inactive for accounting purposes. The following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the statement of operations related to the inactivation of certain real estate projects held for development and sale:

	Three Months Ended March 31,
	2012	2011
Total interest incurred and expensed for inactive projects	$490	$200
Total real estate taxes incurred and expensed for inactive projects	67	112
Total production overhead incurred and expensed for inactive projects	43	57

	600	369
Amounts reclassified to discontinued operations	—	(24)

	$600	$345

Discontinued operations

As described in Note 13, on March 7, 2012, the Company’s subsidiary sold the Cascades Apartments for $19.35 million. Because the sale of the Cascades Apartments represents a component of the Company, generally accepted accounting principles require the results of operations associated with the Cascades Apartments to be included in Discontinued Operations. Accordingly, the net gain from the sale of the project of $6.5 million is reflected within Discontinued Operations in the accompanying financial statements. Although the sale of the Cascades project is presented in the accompanying financial statements under Discontinued Operations, developing apartments for the purpose of selling is a component of the Company’s ongoing strategy and operating activities. The Company continues to pursue such projects within its Apartment Buildings segment and anticipates that sales of similar operating projects will be reflected in this manner.

Summarized financial information for the Cascades Apartments, contained within the Apartments segment, is set forth below:

	Three Months Ended March 31,
	2012	2011
Revenues	$167	$—
Cost of sales	129	(1)
Selling, general and administrative	10	21
Interest, real estate taxes and indirect costs related to inactive projects	154	24
Other (income) expenses, net	(4)	6

Loss from discontinued operations before gain on sale of real estate and income tax expense	(122)	(50)
Net gain on sale of real estate	6,516	—

Net income (loss) from discontinued operations before income tax expense	6,394	(50)
Income tax expense	(912)	—

Net income (loss) from discontinued operations	5,482	(50)

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

The effective tax rate for the three months ended March 31, 2012 and 2011 was 0%, respectively. This results in a zero income tax expense for the three months ended March 31, 2012 and 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three months ended March 31, 2012.

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

The Company is involved in ongoing discussions with lenders and potential equity investors in an effort to provide additional growth capital to fund various new business opportunities. We are anticipating that through a combination of current available cash on hand, the additional cash from settlement proceeds, and the cash generated from settlements at our new communities currently under development that the Company will have sufficient financial resources to sustain our operations through 2012, though no assurances can be made that we will be successful in our capital raising efforts.

Credit Facilities

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property.

As of March 31, 2012, maturities and/or curtailment obligations of all of our borrowings, exclusive of the SunBridge debt discount of $0.5 million, are as follows:

2012	557
2013	5,108
2014	8,577
2015	263
2016 and thereafter	3,482

Total	$17,987

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders.

As described in more detail below, at March 31, 2012 and 2011 our outstanding debt by lender was as follows:

Bank	Balance as of 3/31/12	Balance as of 12/31/11	Recourse
SunBridge, net of $0.5 million discount	$8,113	$10,178	Secured
Cardinal Bank	—	9,957	Secured
Bank of America	3,482	3,751	Unsecured
Cornerstone (Haven Trust)	400	400	Unsecured
Branch Banking & Trust	263	263	Secured
Wachovia	133	133	Unsecured
Seller - Emerald Farm	100	100	Secured
Fifth Third	25	25	Unsecured

	12,516	24,807
Due to affiliates - Stonehenge Funding	5,008	5,008	Unsecured

Total	17,524	$29,815

Cash Flow

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2012. This represents a decline from the net cash provided by operating activities of $1.4 million for the three months ended 2011. However, the 2012 cash flows do not reflect the net cash flows from the sale of the Cascades Apartment of approximately $4.7 million. Although the construction, development and sale of this and potentially future projects are an ongoing component of the Company’s operations, the sale of the project is required to be presented as Discontinued Operations. Accordingly, the net cash flows are presented within the investing and financing section of the accompanying consolidated statement of cash flows. Additionally, for 2012, other significant outflows relate to a $502 reduction in accrued interest payable for debt service payments made to lenders and a $925 reduction in payables related to payments made to vendors reflective of the improved cash position of the Company.

Net cash provided by investing activities was $18.4 million for the three months ended March 31, 2012, primarily attributable to the sale of the Cascades Apartments. Net cash used in investing activities was $1.6 million for the three months ended March 31, 2011, primarily attributable to the development activities of the Cascades Apartments.

Net cash used in financing activities was $15.0 million for the three months ended March 31, 2012, primarily attributable to the extinguishment of debt and retirement of the non-controlling interests, including preferred returns, in full related to the Cascades Apartments and curtailments paid to lenders upon settlement of units at the Penderbrook and Eclipse properties. Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2011, primarily attributable to the refinancing of the notes payable related to the Eclipse project, the Private Placement for the Cascades Apartments and curtailments paid to lenders upon settlement of units at Penderbrook and Eclipse properties.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2012 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2011.

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Form 10-K filed for the fiscal year ended December 31, 2011. Our actual results could differ materially from these projected or suggested by the forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings discussed under “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A.	RISK FACTORS

We previously disclosed risk factors under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to these risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. ***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOMEBUILDING COMPANIES, INC.

Date: May 11, 2012	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2012	By:	/S/ JOSEPH M. SQUERI
Joseph M. Squeri
Chief Financial Officer
(Principal Financial Officer)