Form 10-Q
period 2012-06-30
Comstock Holding Companies, Inc.
filed 2012-07-27
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-32375

Comstock Holding Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1164345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1886 Metro Center Drive

Suite 410

Reston, Virginia 20190

(703) 883-1700

(Address zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        YES ☒        NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES ☒        NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        YES ☐        NO ☒

As of July 27, 2012, 18,311,032 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$7,011	$5,639
Restricted cash	3,114	3,082
Trade receivables	1,066	2,228
Real estate held for development and sale	16,861	21,212
Operating real estate, net	—	12,095
Property, plant and equipment, net	87	105
Other assets	2,890	2,018

TOTAL ASSETS	$31,029	$46,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$3,035	$3,987
Notes payable - secured by real estate held for development and sale, net of discount	7,914	10,541
Notes payable - secured by operating real estate, net	—	9,957
Notes payable - due to affiliates, unsecured	5,008	5,008
Notes payable - unsecured	3,911	4,309
Income taxes payable	23	33

TOTAL LIABILITIES	19,891	33,835

Commitments and contingencies (Note 10)	—	—
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 18,311,032 and 17,944,503 issued and outstanding, respectively	183	179
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	169,215	168,620
Treasury stock, at cost (391,400 shares Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(155,848)	(156,684)

TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	11,138	9,703
Non-controlling interest	—	2,841

TOTAL EQUITY	11,138	12,544

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,029	$46,379

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Revenue—homebuilding	$3,766	$3,120	$6,952	$6,139
Revenue—other	478	2,783	1,227	4,350

Total revenue	4,244	5,903	8,179	10,489
Expenses
Cost of sales—homebuilding	3,302	2,736	6,056	5,458
Cost of sales—other	743	2,633	1,807	3,906
Selling, general and administrative	2,096	1,888	3,982	3,253
Interest, real estate taxes and indirect costs related to inactive projects	1,192	439	1,792	784

Operating loss	(3,089)	(1,793)	(5,458)	(2,912)
Other income, net	8	287	37	563

Loss before income tax benefit	(3,081)	(1,506)	(5,421)	(2,349)
Income tax benefit	1,202	—	2,114	—

Net loss from continuing operations	(1,879)	(1,506)	(3,307)	(2,349)

Discontinued operations:
Income (loss) from discontinued operations	16	(52)	(106)	(102)
Gain on sale of the real estate from discontinued operations	(50)	—	6,466	—
Income tax expense from discontinued operations	(1,202)	—	(2,114)	—

Net (loss) income from discontinued operations	(1,236)	(52)	4,246	(102)
Net (loss) income	(3,115)	(1,558)	939	(2,451)
Less: Net income from discontinued operations attributable to non-controlling interests	—	118	103	250

Net (loss) income attributable to Comstock Holding Companies, Inc.	$(3,115)	$(1,676)	$836	$(2,701)

Basic (loss) income per share
Continuing operations	$(.09)	$(.08)	$(.16)	$(.13)
Discontinued operations	(.06)	(.01)	.20	(.02)

Net (loss) income per share	$(.15)	$(.09)	$.04	$(.15)

Diluted (loss) income per share
Continuing operations	$(.09)	$(.08)	$(.16)	$(.13)
Discontinued operations	(.06)	(.01)	.20	(.02)

Net (loss) income per share	$(.15)	$(.09)	$.04	$(.15)

Basic weighted average shares outstanding	20,431	18,784	20,359	18,407
Diluted weighted average shares outstanding	20,431	18,784	20,359	18,407

Net (loss) income attributable to Comstock Holding Companies, Inc.
Loss from continuing operations	$(1,879)	$(1,506)	$(3,307)	$(2,349)
(Loss) income from discontinued operations	(1,236)	(170)	4,143	(352)

Net (loss) income	$(3,115)	$(1,676)	$836	$(2,701)

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	17,120	$171	2,733	$27	$166,700	$(2,439)	$(157,791)	$—	$6,668
Stock compensation and issuances	285	3			351				354
Non-controlling interest								2,350	2,350
Net loss							(2,701)	250	(2,451)

Balance at June 30, 2011	17,405	$174	2,733	$27	$167,051	$(2,439)	$(160,492)	$2,600	$6,921

Balance at December 31, 2011	17,945	$179	2,733	$27	$168,620	$(2,439)	$(156,684)	$2,841	$12,544
Stock compensation and issuances	366	4			595				599
Non-controlling interest								(2,944)	(2,944)
Net loss							836	103	939

Balance at June 30, 2012	18,312	$183	2,733	$27	$169,215	$(2,439)	$(155,848)	$—	$11,138

The accompanying notes are an integral part of these consolidated financial statement.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$939	$(2,451)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization of loan discount and deferred financing fees	1,424	—
Depreciation expense	99	10
Gain on M&T note retirement	—	(146)
Gain on trade payable settlements	—	(150)
Gain on sale of operating real estate, net	(6,466)	—
Loss on disposal of property, plant and equipment	1	—
Amortization of stock compensation	599	—
Changes in operating assets and liabilities:
Restricted cash	(32)	12
Trade receivables	1,162	(699)
Real estate held for development and sale	4,294	4,816
Other assets	(952)	(1,677)
Accrued interest	(709)	—
Accounts payable and accrued liabilities	(1,398)	3,101
Income taxes payable	(10)	—

Net cash (used in) provided by operating activities	(1,049)	2,816

Cash flows from investing activities:
Investment in Cascades Apartments – operating real estate, net	—	(6,054)
Proceeds from sale of Cascades Apartments – operating real estate, net	18,400	—

Net cash provided by (used in) investing activities	18,400	(6,054)

Cash flows from financing activities:
Proceeds from notes payable	9,960	17,272
Payments on notes payable	(22,995)	(16,250)
Distribution of non-controlling interests and preferred returns	(2,944)	—
Proceeds from Cascades Private Placement	—	2,350

Net cash provided by (used in) financing activities	(15,979)	3,372

Net increase in cash and cash equivalents	1,372	134
Cash and cash equivalents, beginning of period	5,639	475

Cash and cash equivalents, end of period	$7,011	$609

Supplemental disclosure for non-cash activity:
Interest paid, net of interest capitalized	$1,334	$457
Reduction in proceeds from sale of Cascades Apartment and increase in other assets related to amounts placed in escrow upon settlement of Cascades Apartments sale	$950	$—
Reduction in accrued liabilities in connection with issuance of stock compensation	$—	$—
Non-cash stock compensation charges	$—	$388
Increase in class A common stock par value in connection with issuance of stock compensation	$—	$3
Increase in additional paid in capital in connection with issuance of stock compensation	$—	$351
Reduction in accounts payable and restricted cash due to Cascades Private Placement closing	$—	$2,100

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in thousands of dollars, except per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments necessary for a fair statement have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Comstock Holding Companies, Inc. is a multi-faceted real estate development and services company focused on the Washington, D.C. metropolitan area. The Company has substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums, apartments and mixed-use (residential and commercial) developments. Since our founding in 1985, and as of June 30, 2012, we have built and delivered more than 5,400 homes generating total revenue in excess of $1.4 billion. References in this Form 10-Q to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Comstock Companies, Inc. was incorporated on May 24, 2004 as a Delaware corporation. On June 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc. On December 17, 2004, the Company completed an initial public offering (“IPO”) of its Class A common stock. On June 22, 2012, the Company changed its name to Comstock Holding Companies, Inc., which better reflects the Company’s multi-faceted strategy and capabilities.

The Company’s Class A common stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004. The Company continues to be in compliance with all NASDAQ continued listing requirements.

Certain amounts have been reclassified in prior periods to conform to the current year presentation. The reclassifications are due to the treatment of the sale of the Company’s apartment project as discontinued operations on the consolidated statement of operations for all periods presented. Refer to Notes 12 and 13 for further information.

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

The Company has classified its Eclipse and Penderbrook projects as held for sale as discussed above and accordingly, written the projects down to fair value less costs to sell as determined by discounted cash flow models. Discounted cash flow models are dependent upon several subjective factors, including estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. While current market conditions make the estimated timeframe for sales challenging, the Company has generally assumed sales prices equal to or less than current prices with the remaining duration of the community sales process estimated to be one to two years. These assumptions are often interrelated as price reductions can generally be assumed to increase the sales pace. In addition, the Company must select what it believes to be an appropriate discount rate. The Company has used its best judgment in determining an appropriate discount rate based on information it has received from marketing its communities for sale in recent periods, and accordingly has elected to use a rate of 13% in its discounted cash flow model. The estimates of sales prices, sales pace, and discount rates used by the Company are based on the best information available at the time the estimates are made. In recent months, market conditions affecting the Company’s Washington, D.C. area projects have improved; however, if market conditions deteriorate again, any adverse changes to these estimates in future periods could result in further material impairment charges. No impairment charges were recorded during the six months ended June 30, 2012 or 2011.

Real estate held for development and sale consists of the following:

	June 30, 2012	December 31, 2011
Land and land development costs	$5,546	$4,693
Cost of construction (including capitalized interest and real estate taxes)	11,315	16,519

	$16,861	$21,212

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

Depreciation is calculated on buildings and improvements using the straight-line method over estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over estimated useful lives, which range from three years (primarily computer-related equipment) to seven years. Depreciation of $82 was recorded for the six months ended June 30, 2012 and is included in net loss on discontinued operations. No depreciation charges were recorded for the six months ended June 30, 2011.

4. GENERAL CONTRACTING

The Company undertakes short-term general contracting projects within its real estate services segment. These contracts are typically no more than 12 months in length. Revenue and earnings on these general contracting contracts are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. There are estimates used in determining profits and total costs inherent in the percentage of completion method and actual results could differ from the estimates used by the Company. The revenues and costs associated with these projects are included in ‘Revenue – other’ and ‘Cost of sales – other,’ respectively, in the accompanying consolidated statement of operations for the six months ended June 30, 2012 and 2011. Total revenue and gross profit recognized in the three months ended June 30, 2012 was $363 and $46 respectively. Total revenue and gross profit recognized in the three months ended June 30, 2011 was $2,429 and $150, respectively. During the six months ended June 30, 2012 total revenue and gross profit recognized was $952 and $126, respectively. During the six months ended June 30, 2011 total revenue and gross profit recognized was $3,574 and $445, respectively. Included in trade receivables and accounts payable were approximately $874 and $576, respectively, related to ongoing general contracting projects at June 30, 2012. Trade receivables and accounts payable were approximately $1,646 and $1,382 respectively, related to ongoing general contracting projects at December 31, 2011.

5. WARRANTY RESERVE

Warranty reserves for units settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the typical one-year warranty period provided by the Company or within the two-year statutorily mandated structural warranty period for condominiums. Since the Company typically subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and updated based upon actual and potential claims. This reserve is an estimate and actual warranty costs could vary from these estimates. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$1,001	$1,081	$1,009	$1,110
Additions	13	12	27	24
Releases and/or charges incurred	(26)	(45)	(48)	(86)

Balance at end of period	$988	$1,048	$988	$1,048

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total interest incurred and capitalized	$8	$110	$52	$122

Interest expensed as a component of cost of sales	$627	$542	$1,245	$1,026

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported in real estate held for development and sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total interest incurred and expensed for inactive projects	$1,088	$328	$1,743	$528
Total real estate taxes incurred and expensed for inactive projects	47	75	95	187
Total production overhead incurred and expensed for inactive projects	57	48	108	105

	1,192	451	1,946	820
Amounts reclassified to discontinued operations	0	(12)	(154)	(36)

	$1,192	$439	$1,792	$784

7. (LOSS) INCOME PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted (loss) income per share for the three and the six month periods ended June 30, 2012 and 2011 are presented on the consolidated statement of operations. Stock options and warrants for the three and the six month periods ended June 30, 2012 and 2011 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock option and warrants would be anti-dilutive. As a result of net losses from continuing operations for the six months ended June 30, 2012, approximately 971,216 and 593 of restricted stock awards, stock options and warrants, respectively, were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive. As a result of net losses for the six months ended June 30, 2011, approximately 663 and 1,214 of stock options and warrants, respectively, were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive. The computation of basic and diluted shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Computation of basic shares outstanding
Basic weighted-average shares outstanding	20,431	18,784	20,359	18,407

Computation of diluted shares outstanding
Dilutive weighted-average shares outstanding	20,431	18,784	20,359	18,407

Comprehensive income

For the three and the six months ended June 30, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

8. SEGMENT DISCLOSURES

We operate our business through segments: Homebuilding, Apartment Buildings and Real Estate Services. We are currently focused on the Washington, D.C. market.

For our Homebuilding operations, we develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers, or as investment properties sold to private or institutional investors. Our for sale products are designed to attract first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products.

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

The following disclosure includes the Company’s reportable segments of Homebuilding, Apartment Buildings and Real Estate Services. Each of these segments operates within the Company’s single Washington, D.C. reportable geographic segment. The information for 2011 has been reclassified to conform to current year business segment presentation and to reclassify the operating results of the Cascades Apartments as discontinued operations as discussed in Note 12.

	(in thousands)
	Homebuilding	Apartment Buildings	Real Estate Services	Total
Three Months Ended June 30, 2012
Net Revenue	$3,881	$—	$363	$4,244
Gross Profit	153	—	46	199
Operating (loss) profit from continuing operations	(3,172)	—	91	(3,081)
Operating (loss) profit from discontinued operations	—	(34)	—	(34)
Net (loss) income	(3,172)	(34)	91	(3,115)
Total Assets	28,996	1,159	874	31,029
Depreciation and amortization	272	—	—	272
Interest expense	1,088	—	—	1,088
Capital expenditures	—	—	—	—

Three Months Ended June 30, 2011
Net Revenue	$3,474	$—	$2,429	$5,903
Gross Profit	363	—	171	534
Operating (loss) profit from continuing operations	(1,566)	—	60	(1,506)
Operating (loss) profit from discontinued operations	—	(52)	—	(52)
Net (loss) income	(1,566)	(52)	60	(1,558)
Total Assets	31,438	8,907	2,159	42,504
Depreciation and amortization	6	—	—	6
Interest expense	329	—	—	329
Capital expenditures	—	4,451	—	4,451

Six Months Ended June 30, 2012
Net Revenue	$7,227	$—	$952	$8,179
Gross Profit	190	—	126	316
Operating (loss) profit from continuing operations	(5,533)	—	112	(5,421)
Operating (loss) profit from discontinued operations	—	6,360	—	6,360
Net (loss) income	(5,533)	6,360	112	939
Total Assets	28,996	1,159	874	31,029
Depreciation and amortization	616	—	—	616
Interest expense	1,579	—	—	1,579
Capital expenditures	—	—	—	—

Six Months Ended June 30, 2011
Net Revenue	$6,915	$—	$3,574	$10,489
Gross Profit	762	—	364	1,126
Operating (loss) profit from continuing operations	(2,589)	—	240	(2,349)
Operating (loss) profit from discontinued operations	—	(102)	—	(102)
Net (loss) income	(2,589)	(102)	240	(2,451)
Total Assets	31,438	8,907	2,159	42,504
Depreciation and amortization	10	—	—	10
Interest expense	528	—	—	528
Capital expenditures	—	6,054	—	6,054

The Company allocates selling, general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations, based upon its estimate of time allocable to the segment or based upon overall pro rata revenue generation.

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment operating loss from continuing operations	$(3,081)	$(1,506)	$(5,421)	$(2,349)
Income tax benefit	1,202	—	2,114	—

Loss from continuing operations	$(1,879)	$(1,506)	$(3,307)	$(2,349)

Segment operating income (loss) from discontinued operations	$(34)	$(52)	$6,360	$(102)
Income tax expense	(1,202)	—	(2,114)	—

Income (loss) from discontinued operations	$(1,236)	$(52)	$4,246	$(102)

9. INCOME TAX

Income taxes are accounted for under the asset and liability method in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The effective tax rate for the three and six months ended June 30, 2012 and 2011 was 0%, respectively. This results in a zero income tax expense for the three and six months ended June 30, 2012 and 2011, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and six months ended June 30, 2012 and 2011, respectively.

The Company currently has approximately $106 million in federal and state NOLs, which based on current statutory tax rates, has a potential fair value of approximately $42 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of June 30, 2012, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of June 30, 2012, because of the Company’s full valuation allowance on its net deferred tax assets.

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

The Company has not recorded any accruals for tax uncertainties as of June 30, 2012 and 2011, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2011 tax years generally remain subject to examination by federal and most state tax authorities.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At June 30, 2012 and 2011, the Company had issued $0 and $528 in letters of credit, respectively, and 2,007 and $2,233 in performance and payment bonds, respectively, to these third parties. No amounts have been drawn against these letters of credit or performance bonds.

11. RELATED PARTY TRANSACTIONS

On December 31, 2009, the Company entered into a three-year lease for approximately 7,200 square feet of office space for its corporate headquarters at 1886 Metro Center Drive, Reston, Virginia from Comstock Asset Management, L.C., an affiliate wholly-owned by our Chief Executive Officer. For the three months ended June 30, 2012 and 2011, total payments made under this lease agreement were $51 and $53, respectively. For the six months ended June 30, 2012 and 2011, total payments made under this lease agreement were $99 and $105, respectively.

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

Comstock Services, L.C., a subsidiary of the Company, entered into a Subcontract Agreement with Davis Construction, LLC to perform site work and land development for a project known as Loudoun Station in Loudoun County, Virginia. Comstock Partners, L.C., an entity wholly-owned by the Chairman and Chief Executive Officer of the Company, is the owner of the Loudoun Station project. The total contract value is estimated to be approximately $5 million and is expected to be completed in July 2012. The revenue associated with this project is included in ‘Revenue – other’ in the consolidated income statement. For the three months ended June 30, 2012 and 2011, the Company recognized $0.1 million and $1.8 million of revenue, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized $0.5 million and $1.8 million of revenue, respectively. As of June 30, 2012 and December 31, 2011, the Company was owed $0.5 million and $1.0 million under this contract, respectively, which is included in ‘Trade receivables’ in the consolidated balance sheet.

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

Pursuant to a Credit Enhancement Agreement by and between Comstock and the COO and President of the Company, and the Chairman and Chief Executive Officer of the Company (each, a “Guarantor”), the Guarantors agreed to provide credit enhancement and the personal guarantee of loans with Cardinal Bank and Eagle Bank in exchange for payment by the Company of a credit enhancement fee. As a result of this credit enhancement the Guarantors on an aggregate basis were entitled to a credit enhancement fee calculated at a rate of four percent (4%) per annum based on an agreed upon formula more fully discussed in Note 14. One-half of the credit enhancement fee was payable monthly, in arrears, and the remaining half was deferred and payable on an annual basis. During the three months ended June 30, 2012 and 2011, the Company made guarantee payments under this agreement of approximately $130 and $37. During the six months ended June 30, 2012 and 2011, the Company made guarantee payments under this agreement of approximately $130 and $106. The financing with SunBridge eliminated the need for personal guarantees on the applicable projects and accordingly this agreement was terminated on July 12, 2011 with respect to the fees paid on the Eagle Bank loan. On March 7, 2012, the Cardinal Bank loan was repaid and, accordingly, the agreement was terminated with respect to the fees paid on the Cardinal Bank loan and the accrued fees were paid in full.

12. DISCONTINUED OPERATIONS

As described in Note 13 below, on March 7, 2012, the Company’s subsidiary sold the Cascades Apartments. As the Cascades Apartments represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to appropriately reflect the discontinued operations of the Cascades Apartments and the continuing operations of the Company. Revenues, costs and expenses directly associated with the Cascades Apartments have been reclassified as discontinued operations in the consolidated statements of operations. Corporate expenses, such as general corporate overhead, have not been allocated to discontinued operations. The guidance in ASC 740-20-45-7 requires that the income recorded in discontinued operations be considered when determining the amount of benefit allocable to continuing operations in circumstances when continuing operations result in a net loss position for the period presented. Accordingly, the Company has allocated a tax benefit of $1,202 to continuing operations and a tax expense of $1,202 to discontinued operations for the three month period ended June 30, 2012. The Company has allocated a tax benefit of $2,114 to continuing operations and a tax expense of $2,114 to discontinued operations for the six months ended June 30, 2012.

Summarized financial information for the Cascades Apartments, is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$4	$—	$171	$—
Cost of sales	(6)	—	123	—
Selling, general and administrative	—	40	10	60
Interest, real estate taxes and indirect costs related to inactive projects	—	12	154	36
Other (income) expenses, net	(6)	—	(10)	6

Income (loss) from discontinued operations before gain on sale of real estate and income tax expense	16	(52)	(106)	(102)
Net (loss) gain on sale of real estate	(50)	—	6,466	—

Net (loss) income from discontinued operations before income tax expense	(34)	(52)	6,360	(102)
Income tax expense	(1,202)	—	(2,114)	—

Net (loss) income from discontinued operations	$(1,236)	$(52)	$4,246	$(102)

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

Consolidated Real Estate Held for Development and Sale

Included within the Company’s real estate held for development and sale at June 30, 2012 are two consolidated entities that are VIEs and for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

At June 30, 2012 and December 31, 2011, total assets of these VIEs were approximately $14.1 million and $21.1 million, respectively, and total liabilities were approximately $7.7 million and $10.5 million, respectively. The classification of these assets is primarily within real estate held for development and sale and the classification of liabilities are primarily within notes payable – secured by real estate held for development and sale in the Company’s consolidated balance sheets.

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

On February 11, 2011, Comstock closed its loan agreement with Cardinal Bank (see Note 14) which provided the necessary construction financing for the development of the Cascades Apartments and concurrent with that closing, the Company utilized the proceeds of the Private Placement offering as described above. The Company fully guaranteed the loan and accordingly, Comstock concluded that Cascades II was a VIE. As part of the Cascades II operating agreement, the Company has majority voting and complete operational control of the subsidiary. The Company concluded that it is the primary beneficiary of the VIE and therefore the financial condition, results of operations and cash flows of Cascades II were consolidated in the accompanying financial statements.

The investors in the Private Placement (the “Priority Members”) were entitled to a cumulative, compounded, preferred return, subject to the performance of Cascades II, of 20% per annum, compounded annually on their capital account balances. Comstock had the right to repurchase the interest of the Priority Members provided that i) all of the Priority Members interests were acquired, ii) the purchase was made in cash and iii) the purchase price shall equal the Priority Members capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The equity contribution related to the Private Placement is reflected as a Non-Controlling Interest as a component of consolidated shareholders’ equity. The Company’s investment was subordinate to the Priority Members investment and gains from the operating activity and distributions of cash flow (if any) of Cascades II would allocated to the Priority Members (in advance of Comstock) up to their capital account plus the required preferred return of 20% as outlined above. For the three months ended June 30, 2012 and 2011, the priority returns were approximately $0 and $118, respectively. For the six months ended June 30, 2012 and 2011, the priority returns were approximately $103 and $250, respectively. The priority returns are reflected in the accompanying consolidated statement of operations as net income from discontinued operations attributable to non-controlling interests to properly account for the preferred return due the Priority Members upon liquidation of their interest in Cascades II.

On March 7, 2012, the Company completed the sale of the Cascades Apartments (the “Project) to an affiliate of CAPREIT Acquisition Corporation (“Purchaser”), a Maryland corporation, pursuant to a Contract of Sale Agreement, as amended, dated October 31, 2011. The Project was sold for $19.35 million. In connection with the closing of the transaction, Cascades II placed in escrow $300 (the “Warranty Escrow”) to secure performance of certain post-closing warranty work and $650 (the “Claims Escrow”) to secure Cascades II’s indemnification and other obligations set forth in the Agreement. The Warranty Escrow shall be released to Cascades upon completion of the post-closing warranty work and the Claims Escrow shall be released to Cascades in three equal installments at six, eight and twelve months from the date of settlement provided that no claims have been made against Cascades by the Purchaser. As detailed in Note 12, the historical operations of Cascades Apartments are included within discontinued operations.

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

Concurrent with the settlement of the secured financing, retirement of non-controlling equity investment holders and the release of the Company’s corporate guaranty, the Company determined a reconsideration event under ASC 810 had occurred and concluded the entity no longer met the definition of a VIE as defined by the standard. The Company further noted that the Company has retained the controlling financial interest in Cascades II and has continued to consolidate the subsidiary.

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

The Company does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of ASC 810-10 Consolidation. This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holder’s returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under the provision of ASC 810-10. The Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs, including the power to site plan and engineer the developments, finance the parcels under option contract, and develop the raw parcels under option contract into finished lots. The third party retains these rights under the fixed purchase price agreements until title is transferred to the Company upon settlement of the transaction, or a portion of the transactions as defined. Therefore, the Company has not consolidated these VIEs in the consolidated balance sheet.

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

Bank	Balance as of June 30, 2012	Balance as of December 31, 2011	Recourse
Eagle Bank	$7,550	$0	Secured
Sunbridge	0	10,178	Secured
Cardinal Bank	0	9,957	Secured
Bank of America	3,354	3,751	Unsecured
Cornerstone (Haven Trust)	400	400	Unsecured
Branch Banking & Trust	263	263	Secured
Wachovia	133	133	Unsecured
Seller – Emerald Farm	100	100	Secured
Fifth Third	25	25	Unsecured

	11,825	24,807
Due to affiliates – Stonehenge Funding	5,008	5,008	Unsecured

Total	$16,833	$29,815

The material loan agreements are discussed below.

Eagle Bank

On May 29, 2012, the Company, through its Comstock Potomac Yard, L.C. and Comstock Penderbrook, L.C. subsidiaries, entered into a loan agreement with Eagle Bank pursuant to which the Company secured a $9.96 million loan with a twenty-seven months term (the “Eagle Bank Loan”) to refinance the Company’s Eclipse condominium project and Penderbrook Square condominium project. Proceeds from the Eagle Bank Loan were primarily utilized (i) to pay off existing indebtedness of approximately $7.97 million, (ii) set up an interest reserve escrow pursuant to the term of agreement in the amount $0.5 million, (iii) pay approximately $0.1 million in settlement charges and closing costs, and (iv) for general corporate purposes. The interest reserve escrow is held in the name of the bank and if the borrower defaults under the loan agreement, the bank has sole discretion to apply the funds or portion of the funds to pay off the indebtedness. Commencing thirty days after closing the Company is required to make monthly payments of interest only on outstanding principal balance, principal curtailment payments upon settlements at the two subsidiaries and a minimum principal curtailment payment of $4.98 million no later than 12 months following the closing of the Eagle Bank Loan. There is no prepayment penalty associated with the Eagle Bank Loan.

SunBridge

On July 12, 2011, the Company, through a subsidiary called Comstock Potomac Yard, L.C., entered into a loan agreement with BCL Eclipse, LLC, an affiliate of SunBridge Capital Management, LLC (“SunBridge”), pursuant to which the Company secured a $13.8 million loan with a three year term (the “SunBridge Eclipse Loan”) to refinance the Company’s Eclipse condominium project. Proceeds from the SunBridge Eclipse Loan were primarily utilized to (i) pay off existing indebtedness of approximately $9.0 million, (ii) pay approximately $0.8 million for expenses associated with the SunBridge Eclipse Loan (which were classified in Other assets in the accompanying balance sheet), and (iii) for general corporate purposes. The SunBridge Eclipse Loan provided for a 1% origination fee and an interest rate of 12.5%. There was no prepayment penalty associated with the SunBridge Eclipse Loan, which was secured by a first deed of trust on the Eclipse property. The loan was subject to minimum sales and release requirements.

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

As a condition of the loan agreement, the Company also entered into a cross-collateralization agreement whereby the Penderbrook project and the Eclipse project each secured payment and performance of the covenants and agreements of the October 5, 2011 SunBridge Penderbrook Loan and the loan funded on July 12, 2011 with respect to the Eclipse project as described above. The SunBridge Penderbrook Loan provided for a 1% origination fee and an interest rate of 12.5%. There was no prepayment penalty associated with the SunBridge Penderbrook Loan, which was secured by a first deed of trust on the property. The loan was subject to minimum sales and release requirements.

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

On May 29, 2012, the Company repaid the SunBridge Loans in full. All cash paid to satisfy the extinguishment of the SunBridge Loans is classified as a financing activity in the consolidated statement of cash flows.

Cardinal Bank

On February 11, 2011, the Company, through Cascades II entered into a loan agreement with Cardinal Bank pursuant to which the Company obtained an $11.0 million multi-family construction loan and mortgage with a five-year term (the “Cardinal Bank Loan”). Proceeds from the Cardinal Bank Loan (i) funded the construction of the Company’s Cascades apartment project and (ii) retired existing indebtedness of the Company owed to M&T Bank having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Cascades project was constructed. The Cardinal Bank Loan, secured by a new first deed of trust on the property, had an initial interest rate of Prime plus two percent (2%), with an interest rate floor of 6.5%. The Cardinal Bank Loan was amortized in accordance with a 5.5%, 25-year schedule, with amortization to begin 18 months after the loan closing and had a 2% prepayment penalty if paid within the first or second year and a 1% prepayment penalty if retired in the third or fourth year. The Company had fully guaranteed the Cardinal Bank Loan. The Chief Executive Officer of the Company and the Chief Operating Officer of the Company, also provided a limited guaranty in connection with the Cardinal Bank Loan of up to $6.8 million, subject to further reduction upon the satisfaction of certain enumerated conditions set forth in the loan agreement (see Note 11). On March 7, 2012, the Company sold the Cascades Apartment Project and the Cardinal Bank Loan was repaid in full. A prepayment penalty of $0.2 million was incurred in connection with the early repayment and are included in Discontinued operations – gain on sale of real estate in the consolidated statement of operations. All cash paid to satisfy the extinguishment of the Cardinal Bank Loan is classified as a financing activity in the consolidated statement of cash flows.

Bank of America

At June 30, 2012, the Company had $3.4 million outstanding to Bank of America under a 10-year unsecured note. On February 25, 2010 the Company entered into a Seventh Loan Modification Agreement with Bank of America regarding the modification of the terms of this loan. In connection therewith the Company agreed to pay an extension fee of $100 and Bank of America agreed to delay until January 2011 the commencement of repayments of all previously unpaid interest accruing since the date of the Company’s previously reported modification of the line of credit in November 2008. On February 1, 2011, the Company entered into the Eighth Loan Modification Agreement with Bank of America. The modification required payments of past interest and modification fees of approximately $175 on February 1, 2011, which were paid in accordance with the agreement. The maturity date remains December 28, 2018. Comstock is required to make monthly interest payments beginning on February 28, 2011 through loan maturity. Commencing January 28, 2012 and continuing on each and every month through November 28, 2018, Comstock is also required to make monthly principal payments of approximately $37.

Stonehenge

On December 23, 2009, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by the Chairman and Chief Executive Officer of the Company, completed the purchase of a senior unsecured note (the “JP Morgan Debt”) from JP Morgan Ventures (“JPMV”) in the then outstanding amount of approximately $9.0 million, plus accrued and unpaid interest. The purchase of the JP Morgan Debt resulted in the transfer to Stonehenge of a warrant previously issued to JPMV for the purchase of 1.5 million shares of the Company’s Class A Common Stock with a strike price of $0.07 per share (the “JP Morgan Warrant”). The Company’s Chief Operating Officer subsequently purchased a participation interest in the JP Morgan Debt and the JP Morgan Warrant from Stonehenge. On February 12, 2010 the Company entered into a Modification Agreement to modify the terms of the Company’s senior unsecured note with Stonehenge. Under the terms of the Modification Agreement, Stonehenge agreed to forgive $4.5 million of the principal balance due from the Company under the JP Morgan Debt, reducing the principal balance by 50% to $4.5 million. Stonehenge also agreed to forgive an additional amount due from the Company of approximately $875 representing all past due interest, late fees and penalties accruing through December 31, 2009 under the JP Morgan Debt. Stonehenge further agreed to reduce the interest rate, effective January 1, 2010, by 50% to 300 basis points above the one year LIBOR on a floating basis. In addition, to ensure the Company’s ability to comply with certain restrictions placed upon the Company by KeyBank and Guggenheim in connection with previously announced loan modifications enhancing cash flow to the Company, Stonehenge agreed to allow all future interest payments due from the Company under the JP Morgan Debt to accrue until at least 90 days after KeyBank and Guggenheim have been fully repaid. In connection therewith, Stonehenge may, on a quarterly basis, elect to accept stock of the Company (or warrants for the purchase thereof) with a cumulative value equal to the value of the scheduled interest payment in lieu of accruing a future quarterly interest payment. For the year ended December 31, 2011, no elections were made and no warrants were issued under the agreement. For the year ended December 31, 2010, warrants were issued with a fair value of $46, to settle interest payments. The KeyBank debt was fully repaid on February 2, 2011. The Guggenheim debt was fully repaid upon funding of the SunBridge Penderbrook Loan on October 5, 2011.

Further, the Modification Agreement provided for the elimination or forbearance upon the enforcement of all financial covenants contained in the JP Morgan Debt and all previously reported covenant violations by the Company. The maturity date of the Stonehenge debt remained unchanged at March 14, 2013. Stonehenge, as a condition of the new financing arrangement with SunBridge, agreed to subordinate its loan and delay principal and interest payments until the SunBridge loans on both Eclipse and Penderbrook are fully repaid. Concurrent with the repayment of the Sunbridge loans on May 29, 2012, the subordination agreement expired.

On July 24, 2012, the Company and Stonehenge entered into an agreement extending the maturity of the debt to July 20, 2013. Refer to Note 17 below for further details.

Wachovia

As a condition of a foreclosure arrangement with Wachovia Bank, the Company is assisting in the selling process associated with certain parcels of land now under the control of Wachovia. There were no parcels sold and no gain on debt restructuring for the six months ended June 30, 2012 or 2011.

The Company’s borrowings mature as follows:

2012	558
2013	7,678
2014	4,980
2015	263
2016 and thereafter	3,354

Total	$16,833

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

	June 30, 2012	December 31, 2011
Carrying amount	$16,833	$30,378
Fair value	$13,686	$26,927

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

16. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

The Company accounts for its share-based awards pursuant to ASC 718, Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model.

During the three months ended June 30, 2012 and 2011, the Company issued 30 and 1,313 restricted stock awards with a fair value of $ 26 and $1,592 respectively. There were no stock options issued during the three months ended June 30, 2012 and 2011. During the six months ended June 30, 2012 and 2011, the Company issued 706 and 1,478 restricted stock awards with a fair value of $1,250 and $1,769, respectively. For the six months ended June 30, 2012, the Company issued 140 stock options to non-executive employees with a fair value of $176. There were no stock options issued for the six months ended June 30, 2011. Restricted stock awards and stock options issued during the six months ended June 30, 2012 and 2011 vest over four years. For the three months ended June 30, 2012 and 2011, total stock-based compensation cost was $327 and $299, respectively. For the six months ended June 30, 2012 and 2011, total stock-based compensation cost was $599 and $354, respectively, and was charged to selling, general and administration expenses.

As of June 30, 2012 and 2011, the weighted-average remaining contractual term of unexercised stock options was 7.5 years and 7.8 years, respectively. As of June 30, 2012 and 2011, there was $1,700 and $1,470 respectively, unrecognized compensation cost related to stock issuances granted.

17. SUBSEQUENT EVENTS

On July 20, 2012, the Company completed the first takedown related to the land option agreement with M/I Homes of DC, LLC (“M/I Homes”), on Eastgate One, a 66 unit subdivision situated within a 399 unit planned community in Chantilly, Virginia, for $550. The Company will purchase additional lots on a predetermined takedown schedule resuming in the 4th quarter of 2012. This transaction did not have an impact on the conclusions discussed within Note 13.

On July 24, 2012, the Company entered into an Extension Agreement to modify the terms of the Company’s senior unsecured note with Stonehenge (see Note 14). Under the terms of the Extension Agreement, Stonehenge agreed to extend the maturity date of the note through July 20, 2013, with no additional future extension options to the Company.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

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

Apartment Buildings

Comstock’s focus on the apartment sector is on developing projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the asset for sale when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future. When developing rental communities, we design our products to be affordable for tenants that fit one of two groups: (i) young first-time renters, or (ii) renters by choice. The multi-family asset class has benefitted from turmoil in the new home industry, limited access to residential mortgage financing and market conditions that have driven down construction costs during the past few years. Continued favorable economic and employment conditions in the Washington, D.C. market have caused rents to rise while vacancy rates and cap rates have declined.

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

Recent Developments

Eagle Bank Loan

On May 29, 2012, the Company, through its Comstock Potomac Yard, L.C. and Comstock Penderbrook, L.C. subsidiaries entered into a loan agreement with Eagle Bank pursuant to which the Company secured a $9.96 million loan with a twenty-seven months term to refinance the Company’s Eclipse condominium project and Penderbrook Square condominium project. Proceeds from the Eagle Bank Loan were primarily utilized (i) to pay off existing indebtedness of approximately $7.97 million, (ii) set up an interest reserve escrow pursuant to the term of agreement in the amount $0.5 million, (iii) pay approximately $0.1 million in settlement charges and closing costs, and (iv) for general corporate purposes. The interest reserve escrow is held in the name of the bank and if the borrower defaults under the loan agreement, the bank has sole discretion to apply the funds or portion of the funds to pay off the indebtedness. Commencing thirty days after closing the Company is required to make monthly payments of interest only on outstanding principal balance, principal curtailment payments upon settlements at the two subsidiaries and a minimum principal curtailment payment of $4.98 million no later than 12 months following the closing of the Eagle Bank Loan. There is no prepayment penalty associated with the Eagle Bank Loan.

Results of Operations

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Orders, cancellations and backlog

Gross new order revenue for the three months ended June 30, 2012 was $4.0 million on 14 units as compared to $4.0 million on 15 units for the three months ended June 30, 2011. Gross new order revenue for the six months ended June 30, 2012 increased $0.6 million to $7.8 million on 34 units as compared to $7.2 million on 25 units for the six months ended June 30, 2011. Net new order revenue for the three months ended June 30, 2012 increased $0.2 million to $4.0 million on 14 units as compared to $3.8 million on 14 units for the three months ended June 30, 2011. Net new order revenue for the six months ended June 30, 2012 increased $1.0 million to $7.8 million on 34 units as compared to $6.8 million on 23 units for the six months ended June 30, 2011. Average gross new order revenue per unit for three months ended June 30, 2012 increased $20 to $288, as compared to $268 for the three months ended June 30, 2011. Average gross new order revenue per unit for six months ended June 30, 2012 decreased $59 to $230, as compared to $289 for the six months ended June 30, 2011. The decrease is related directly to the unit mix of units settled. For the six months ended June 30, 2012, gross new orders totaled 30 units at Penderbrook and 4 units at Eclipse, as compared to 17 units at Penderbrook and 8 units at Eclipse for the six months ended June 30, 2011.

We have two Washington, D.C. condominium projects where we have units available for sale and for rent: Penderbrook Square in Fairfax, VA and the Eclipse at Potomac Yard in Arlington, VA. Therefore, we were only able to generate orders and backlog at the two condominium projects in the first six months of 2012. Because our unit sales are generated from completed inventory we do not need to construct units after a sales contract is executed with a unit purchaser. As a result we are able to quickly execute on a sales contract and deliver the unit to the purchaser. Typically, unit deliveries are made within thirty days of contract execution. As a result, we do not tend to generate significant order backlog. At June 30, 2012, we had 8 units in backlog to generate revenue of $1.5 million.

Revenue – homebuilding

The number of homes delivered for the three months ended June 30, 2012 was 12 as compared to 13 homes for the three months ended June 30, 2011. The number of homes delivered for the six months ended June 30, 2012 increased to 29 as compared to 20 homes for the six months ended June 30, 2011. Average revenue per home delivered increased by approximately $74 to $314 for the three months ended June 30, 2012 as compared to $240 for the three months ended June 30, 2011. Average revenue per home delivered decreased by approximately $67 to $240 for the six months ended June 30, 2012 as compared to $307 for the six months ended June 30, 2011. Revenue from homebuilding increased by $0.7 million to $3.8 million for the three months ended June 30, 2012 as compared to $3.1 million for the three months ended June 30, 2011. Revenue from homebuilding increased by $0.9 million to $7.0 million for the six months ended June 30, 2012 as compared to $6.1 million for the six months ended June 30, 2011. The increase was as a result of the increase in the number of homes settled, offset by the unit mix of units sold. For the three months ended June 30, 2012, 9 units were settled at Penderbrook and 3 units at Eclipse, as compared to 11 units at Penderbrook and 2 units at Eclipse for the three months ended June 30, 2011. For the six months ended June 30, 2012, 25 units were settled at Penderbrook and 4 units at Eclipse, as compared to 13 units at Penderbrook and 7 units at Eclipse for the six months ended June 30, 2011.

Revenue – other

Revenue-other decreased approximately $2.3 million to $0.5 million during the three months ended June 30, 2012, as compared to $2.8 million for the three months ended June 30, 2011. Revenue-other decreased approximately $3.2 million to $1.2 million during the six months ended June 30, 2012, as compared to $4.4 million for the six months ended June 30, 2011. These decreases are directly attributable to the completion of several general contracting projects in the latter quarters of 2011 and Q1 2012, as well as from the reduction in rental operations at the Penderbrook and Eclipse developments due to absorption of the units. The Company has two ongoing general contracting projects and continues to pursue opportunities within the Real Estate Services segment.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended June 30, 2012 increased by $0.6 million, to $3.3 million as compared to $2.7 million for the three months ended June 30, 2011. Cost of sales – homebuilding for the six months ended June 30, 2012 increased by $0.6 million, to $6.1 million as compared to $5.5 million for the six months ended June 30, 2011. The unit mix of homes settled during the quarter accounted for the increase in the aggregate cost of sales figure. Included in cost of sales for the three months ended June 30, 2012, costs and gross profits (losses) totaled $382 and ($269), respectively, related to rental operations at Penderbrook and Eclipse. Included in cost of sale for the six months ended June 30, 2012, costs and gross profits (losses) totaled $937 and ($664), respectively, related to rental operations at Penderbrook and Eclipse. As a result of the continued absorption of the condominium units at Penderbrook and Eclipse, the number of units has been reduced to 14 and 23 respectively as of June 30, 2012. For the same period in 2011, rental units remaining for Penderbrook and Eclipse were 39 and 37 respectively. Consequently, rental revenues have declined and the impact of fixed costs on gross profit has been more significant. Additionally, an increase in repairs and maintenance costs of $302, net of decreases related to home owners’ association fees and other costs has contributed to the increase in costs and gross profit decline. The Company expects this trend to continue as the final units within the two remaining condominium projects are absorbed.

Cost of sales – other

Cost of sales – other decreased approximately $1.9 million to $0.7 million during the three months ended June 30, 2012 as compared to $2.6 million in the three months ended June 30, 2011. Cost of sales – other decreased approximately $2.1 million to $1.8 million during the six months ended June 30, 2012 as compared to $3.9 million in the six months ended June 30, 2011. For the three months ended June 30, 2012, costs and gross profit (loss) totaled approximately $697 and ($219), respectively as compared to the three months ended June 30, 2011, costs and gross profit totaled approximately $2,258 and $171, respectively. The loss for the three months ended June 30, 2012 is directly attributable to the decline in rental revenues related to the Penderbrook and Eclipse developments. The decline in revenues generated and the impact relative to the fixed costs on gross profit has been significant.

For the three months ended June 30, 2012, costs and gross profits totaled approximately $317 and $46, respectively related to our aforementioned general contracting projects as compared to the three months ended June 30, 2011, costs and gross profit totaled approximately $2,663 and $150, respectively. For the six months ended June 30, 2012, costs and gross profits totaled approximately $826 and $126, respectively related to our aforementioned general contracting projects as compared to the six months ended June 30, 2011, costs and gross profit totaled approximately $3,905 and $445, respectively. These decreases are directly related to the decrease in the number of ongoing general contracting projects. Consequently, the decline in revenues generated within the Real Estate Services segment and the impact relative to the fixed costs on gross profit has been more significant. The Company has two ongoing projects and continues to pursue opportunities to expand the Real Estate Services segment.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended June 30, 2012 increased $0.2 million to $2.1 million, as compared to $1.9 million for the three months ended June 30, 2011. Selling, general and administrative expenses for the six months ended June 30, 2012 increased $0.7 million to $4.0 million, as compared to $3.3 million for the six months ended June 30, 2011. The increase in expenses over the six month period is attributable to increases in compensation of $0.5 million, and consulting expenses of $0.2 million. The increase in expenses is also attributable to labor and costs related to the Company’s pursuit of new business opportunities.

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

When a project becomes inactive, its interest, real estate taxes and indirect overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the six months ended June 30, 2012 and 2011, several of our projects were determined to be inactive for accounting purposes. The following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the consolidated statement of operations related to the inactivation of certain real estate projects held for development and sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total interest incurred and expensed for inactive projects	$1,088	$328	$1,743	$528
Total real estate taxes incurred and expensed for inactive projects	47	75	95	187
Total production overhead incurred and expensed for inactive projects	57	48	108	105

	1,192	451	1,946	820
Amounts reclassified to discontinued operations	0	(12)	(154)	(36)

	$1,192	$439	$1,792	$784

Discontinued operations

As described in Note 13 to the Consolidated Financial Statements, on March 7, 2012, the Company’s subsidiary sold the Cascades Apartments for $19.35 million. Because the sale of the Cascades Apartments represents a component of the Company, generally accepted accounting principles require the results of operations associated with the Cascades Apartments to be included in Discontinued Operations. Accordingly, the net gain from the sale of the project of $6.5 million is reflected within Discontinued Operations in the accompanying financial statements. Although the sale of the Cascades project is presented in the accompanying financial statements under Discontinued Operations, developing apartments for the purpose of selling is a component of the Company’s ongoing strategy and operating activities. The Company continues to pursue such projects within its Apartment Buildings segment and anticipates that sales of similar operating projects will be reflected in this manner.

Summarized financial information for the Cascades Apartments, contained within the Apartments segment, is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$4	$—	$171	$—
Cost of sales	(6)	—	123	—
Selling, general and administrative	—	40	10	60
Interest, real estate taxes and indirect costs related to inactive projects	—	12	154	36
Other (income) expenses, net	(6)	—	(10)	6

Income (loss) from discontinued operations before gain on sale of real estate and income tax expense	16	(52)	(106)	(102)
Net (loss) gain on sale of real estate	(50)	—	6,466	—

Net (loss) income from discontinued operations before income tax expense	(34)	(52)	6,360	(102)
Income tax expense	(1,202)	—	(2,114)	—

Net (loss) income from discontinued operations	$(1,236)	$(52)	$4,246	$(102)

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

The effective tax rate for the six months ended June 30, 2012 and 2011 was 0%, respectively. This results in a zero income tax expense for the six months ended June 30, 2012 and 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and six months ended June 30, 2012 and 2011.

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

The Company is involved in ongoing discussions with lenders and potential equity investors in an effort to provide additional growth capital to fund various new business opportunities. We are anticipating that through a combination of current available cash on hand, the additional cash from settlement proceeds, and the cash generated from settlements at our new communities currently under development that the Company will have sufficient financial resources to sustain our operations through the next 12 months, though no assurances can be made that we will be successful in our capital raising efforts.

Credit Facilities

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property.

As of June 30, 2012, maturities and/or curtailment obligations of all of our borrowings are as follows:

2012	558
2013	7,678
2014	4,980
2015	263
2016 and thereafter	3,354

Total	$16,833

In the past, the Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders.

As described in more detail below, at June 30, 2012 and December 31, 2011 our outstanding debt by lender was as follows:

Bank	Balance as of June 30, 2012	Balance as of December 31, 2011	Recourse
Eagle Bank	$7,550	$0	Secured
SunBridge	0	10,178	Secured
Cardinal Bank	0	9,957	Secured
Bank of America	3,354	3,751	Unsecured
Cornerstone (Haven Trust)	400	400	Unsecured
Branch Banking & Trust	263	263	Secured
Wachovia	133	133	Unsecured
Seller – Emerald Farm	100	100	Secured
Fifth Third	25	25	Unsecured

	11,825	24,807
Due to affiliates – Stonehenge Funding	5,008	5,008	Unsecured

Total	$16,833	$29,815

Cash Flow

Net cash used in operating activities was $1.0 million for the six months ended June 30, 2012. This represents a decline from the net cash provided by operating activities of $2.8 million for the six months ended 2011. However, the 2012 cash flows do not reflect the net cash flows from the sale of the Cascades Apartment of approximately $4.7 million. Although the construction, development and sale of this and potentially future projects are an ongoing component of the Company’s operations, the sale of the project is required to be presented as Discontinued Operations. Accordingly, the net cash flows are presented within the investing and financing section of the accompanying consolidated statement of cash flows. Additionally, for 2012, other significant outflows relate to a $709 reduction in accrued interest payable for debt service payments made to lenders and a $1,572 reduction in payables related to payments made to vendors and compensation paid to employees, reflective of the improved cash position of the Company.

Net cash provided by investing activities was $18.4 million for the six months ended June 30, 2012, primarily attributable to the sale of the Cascades Apartments. Net cash used in investing activities was $6.0 million for the six months ended June 30, 2011, primarily attributable to the development activities of the Cascades Apartments.

Net cash used in financing activities was $16.0 million for the six months ended June 30, 2012, primarily attributable to the extinguishment of debt and retirement of the non-controlling interests, including preferred returns, in full related to the Cascades Apartments and curtailments paid to lenders upon settlement of units at the Penderbrook and Eclipse properties. Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2011, primarily attributable to the refinancing of the notes payable related to the Eclipse project, the Private Placement for the Cascades Apartments and curtailments paid to lenders upon settlement of units at Penderbrook and Eclipse properties.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2012 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Cautionary Notes Regarding Forward-looking Statements

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our substantial debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our actual results could differ materially from these projected or suggested by the forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2012 and prior to the amendment and restatement of the Company’s 2004 Long Term Incentive Compensation Plan (the “2004 Plan”) and the filing of a Form S-8 on July 25, 2012, the Company issued 30 restricted stock awards pursuant to the 2004 Plan to a non-executive officer employee. The grants are deemed to be exempt under Section 4(a)(2) of the Securities Act of 1933, as amended, since among other things, the transactions were with a single non-executive officer employee with access to information about the Company and did not involve a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Certificate of Amendment dated June 22, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission (the “Commission”) on July 25, 2012).

3.2*	Amended and Restated Bylaws.

4.1*	Specimen Stock Certificate.

4.2	Rights Agreement dated May 6, 2011 between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on May 12, 2011).

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.70*	Loan Agreement, dated as of May 29, 2012, by and between Eagle Bank and Comstock Potomac Yard, L.C and Comstock Penderbrook, L.C.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. ***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: July 27, 2012	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2012	By:	/s/ JOSEPH M. S QUERI
Joseph M. Squeri
Chief Financial Officer
(Principal Financial Officer)