Form 10-Q
period 2012-09-30
Comstock Holding Companies, Inc.
filed 2012-11-14
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, 18,533,045 shares of the Class A common stock, par value $.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$4,442	$5,639
Restricted cash	3,200	3,082
Trade receivables	1,298	2,228
Real estate held for development and sale	17,643	21,212
Operating real estate, net	—	12,095
Property, plant and equipment, net	185	105
Other assets	2,324	2,018

TOTAL ASSETS	$29,092	$46,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$3,656	$3,987
Notes payable – secured by real estate held for development and sale, net of discount	9,761	10,541
Notes payable – secured by operating real estate, net	—	9,957
Notes payable – due to affiliates, unsecured	5,022	5,008
Notes payable – unsecured	3,650	4,309
Income taxes payable	5	33

TOTAL LIABILITIES	22,094	33,835

Commitments and contingencies (Note 10)	—	—
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 18,533,045 and 17,944,503 issued and outstanding, respectively	185	179
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	169,542	168,620
Treasury stock, at cost (391,400 shares Class A common stock)	(2,439)	(2,439)
Accumulated deficit	(160,344)	(156,684)

TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	6,971	9,703
Non-controlling interest	27	2,841

TOTAL EQUITY	6,998	12,544

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,092	$46,379

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Revenue – homebuilding	$2,527	$2,864	$9,479	$9,003
Revenue – other	956	2,444	2,183	6,794

Total revenue	3,483	5,308	11,662	15,797
Expenses
Cost of sales – homebuilding	2,093	2,551	8,149	8,010
Cost of sales – other	1,144	2,487	2,951	6,327
Impairments and write-offs	2,358	—	2,358	—
Selling, general and administrative	2,183	1,633	6,165	4,951
Interest, real estate taxes and indirect costs related to inactive projects	190	893	1,982	1,677

Operating loss	(4,485)	(2,256)	(9,943)	(5,168)
Gain on legal settlement, net	—	9,434	—	9,434
Other (expense) income, net	(45)	(201)	(8)	362

(Loss) income before income tax benefit	(4,530)	6,977	(9,951)	4,628
Income tax benefit (expense)	364	(82)	2,478	(82)

Net (loss) income from continuing operations	(4,166)	6,895	(7,473)	4,546
Discontinued operations:
Loss from discontinued operations	(6)	(234)	(112)	(336)
Gain on sale of the real estate from discontinued operations	—	—	6,466	—
Income tax expense from discontinued operations	(364)	—	(2,478)	—

Net (loss) income from discontinued operations	(370)	(234)	3,876	(336)
Net (loss) income	(4,536)	6,661	(3,597)	4,210
Less: Net loss from continuing operations attributable to non-controlling interest	(40)	—	(40)	—
Less: Net income from discontinued operations attributable to non-controlling interest	—	120	103	370

Net (loss) income attributable to Comstock Holding Companies, Inc.	$(4,496)	$6,541	$(3,660)	$3,840

Basic (loss) income per share:
Continuing operations	$(.20)	$.35	$(.36)	$.23
Discontinued operations	(.02)	(.02)	.18	(.03)

Net (loss) income per share	$(.22)	$0.33	$(.18)	$.20

Diluted (loss) income per share:
Continuing operations	$(.20)	$.34	$(.36)	$.23
Discontinued operations	(.02)	(.01)	.18	(.04)

Net (loss) income per share	$(.22)	$.33	$(.18)	$.19

Basic weighted average shares outstanding	20,653	19,774	20,433	19,614
Diluted weighted average shares outstanding	20,653	20,125	20,433	20,008
Net (loss) income attributable to Comstock Holding Companies, Inc.:
(Loss) income from continuing operations	$(4,126)	$6,895	$(7,433)	$4,546
(Loss) income from discontinued operations	(370)	(354)	3,773	(706)

Net (loss) income	$(4,496)	$6,541	$(3,660)	$3,840

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Non- controlling interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	17,120	$171	2,733	$27	$166,700	$(2,439)	$(157,791)	$—	$6,668

Stock compensation and issuances	596	6	—	—	661	—	—	—	667
Warrants	—	—	—	—	945	—	—	—	945
Non-controlling interest	—	—	—	—	—	—	—	2,350	2,350
Net income	—	—	—	—	—	—	3,840	370	4,210

Balance at September 30, 2011	17,716	$177	2,733	$27	$168,306	$(2,439)	$(153,951)	$2,720	$14,840

Balance at December 31, 2011	17,945	$179	2,733	$27	$168,620	$(2,439)	$(156,684)	$2,841	$12,544
Stock compensation and issuances	588	6	—	—	922	—	—	—	928
Non-controlling interest	—	—	—	—	—	—	—	(2,877)	(2,877)
Net (loss) income	—	—	—	—	—	—	(3,660)	63	(3,597)

Balance at September 30, 2012	18,533	$185	2,733	$27	$169,542	$(2,439)	$(160,344)	$27	$6,998

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(3,597)	$4,210
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities
Amortization of loan discount and deferred financing fees	1,234	580
Depreciation expense	107	76
Provision for bad debt	—	3
Loss (gain) on extinguishment of notes payable	73	(219)
Gain on trade payable settlements	—	(152)
Gain on sale of operating real estate, net	(6,466)	—
Impairments and write-offs	2,358	—
Loss on disposal of property, plant and equipment	1	—
Amortization of stock compensation	928	667
Changes in operating assets and liabilities:
Restricted cash	(118)	(41)
Trade receivables	930	—
Real estate held for development and sale	1,154	7,425
Other assets	(340)	(1,402)
Accrued interest	(596)	365
Accounts payable and accrued liabilities	(777)	(127)
Income taxes payable	(28)	81

Net cash (used in) provided by operating activities	(5,137)	11,466

Cash flows from investing activities:
Investment in Cascades Apartments – operating real estate, net	—	(9,281)
Purchase of property, plant and equipment	(106)	(53)
Proceeds from sale of Cascades Apartments – operating real estate, net	18,882	—

Net cash provided by (used in) investing activities	18,776	(9,334)

Cash flows from financing activities:
Proceeds from notes payable	13,662	33,520
Payments on notes payable	(25,283)	(31,792)
Loan financing costs	(338)	(1,142)
Proceeds from SunBridge warrant issuance	—	945
Distribution to non-controlling interest holders	(2,944)	—
Contribution from non-controlling interest holders	67	2,350

Net cash (used in) provided by financing activities	(14,836)	3,881

Net (decrease) increase in cash and cash equivalents	(1,197)	6,013
Cash and cash equivalents, beginning of period	5,639	475

Cash and cash equivalents, end of period	$4,442	$6,488

Supplemental disclosure for non-cash activity:
Interest paid, net of interest capitalized	$1,308	$1,003
Reduction in proceeds from sale of Cascades Apartments and increase in other assets related to amounts placed in escrow upon settlement of Cascades Apartments sale	$418	$—
Reduction in notes payable in connection with troubled debt restructuring	$—	$(73)
Increase in class A common stock par value in connection with issuance of stock compensation	$—	$6
Increase in additional paid in capital in connection with issuance of stock compensation	$—	$661
Increase in additional paid in capital in connection with SunBridge warrant	$—	$995
Reduction in accounts payable and restricted cash due to Cascades Private Placement closing	$—	$2,100

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are presented in thousands, except per share data)

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

Comstock Holding Companies, Inc. is a multi-faceted real estate development and services company focused on the Washington, D.C. metropolitan area. The Company has substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums, apartments and mixed-use (residential and commercial) developments. Since our founding in 1985, and as of September 30, 2012, we have built and delivered more than 5,500 homes generating total revenue in excess of $1.4 billion. References in this Form 10-Q to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Comstock Companies, Inc. was incorporated on May 24, 2004 as a Delaware corporation. On June 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc. On December 17, 2004, the Company completed an initial public offering (“IPO”) of its Class A common stock. On June 22, 2012, the Company changed its name to Comstock Holding Companies, Inc. which better reflects the Company’s multi-faceted strategy and capabilities.

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

2. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale includes land, land development costs, interest and other construction costs. Real estate held for development and use is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. Selling costs are expensed as incurred.

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. Currently the Company’s Eclipse and Penderbrook projects meet these criteria. Because the project sales are expected to extend over a period of time, the Company calculates fair value utilizing a discounted cash flow model as discussed below. For assets held for development and use, estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. Currently, all other projects are considered held for development and use. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value including management’s plans for the property. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable.

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

In the quarter ended September 30, 2012, management evaluated its strategic alternatives with respect to its real estate projects classified as held for sale with the objective of creating additional near term liquidity. As a result, a decision was made to market the Potomac Yard project in a bulk sale transaction, rather than by selling directly to prospective home buyers, significantly accelerating absorption. The impairment charge of $2,358 for the three and nine month periods ended September 30, 2012, respectively, reflects the write down to estimated fair value less costs to sell under the revised disposition strategy, however, there can be no assurance that the Company will be successful in the sale of the Potomac Yard project in a bulk sale and in the absence thereof, the Company will continue selling to prospective home buyers. The Company has recorded an impairment charge of $2,358 during the three and nine month periods ended September 30, 2012, to properly record its for sale projects at fair market value less costs to sell, consistent with the provisions of ASC 360. There were no impairment charges recorded during the three and nine month periods ended September 30, 2011.

Real estate held for development and sale consists of the following:

	September 30, 2012	December 31, 2011
Land and land development costs	$7,148	$4,693
Cost of construction (including capitalized interest and real estate taxes)	10,495	16,519

	$17,643	$21,212

3. OPERATING REAL ESTATE, NET

In February 2011, the Company began construction on a 103 unit apartment rental project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”). Accordingly, upon the initiation of construction, the value of the existing land upon which the project was constructed (approximately $2.5 million) was reclassified from real estate held for development and sale to operating real estate, net. The total construction costs capitalized in addition to the land and land development costs were approximately $9.8 million. The apartment project consisted of two buildings, the first of which was placed into service in July 2011 and the second of which was placed in service in September 2011. As further discussed in Note 13, the Cascades Apartments were sold on March 7, 2012 and accordingly, the results of operations are included in ‘Net loss on discontinued operations’ in 2012 and 2011.

Depreciation was calculated on buildings and improvements at the Cascades Apartments using the straight-line method over estimated useful lives, which ranged from seven to thirty years. Furniture, fixtures and equipment were depreciated using the straight-line method over estimated useful lives, which range from three years (primarily computer-related equipment) to seven years. Depreciation of $82 was recorded for the nine months ended September 30, 2012 and depreciation of $61 was recorded for the three and nine month periods ended September 30, 2011. No depreciation charges were recorded for the three months ended September 30, 2012.

4. GENERAL CONTRACTING

The Company undertakes short-term general contracting projects within its real estate services segment. These contracts are typically no more than 12 months in length. Revenue and earnings on these general contracting contracts are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. There are estimates used in determining profits and total costs inherent in the percentage of completion method and actual results could differ from the estimates used by the Company. The revenues and costs associated with these projects are included in ‘Revenue – other’ and ‘Cost of sales – other,’ respectively, in the accompanying consolidated statement of operations for the nine months ended September 30, 2012 and 2011. Total revenue and gross profit recognized in the three months ended September 30, 2012 was $883 and $178 respectively. Total revenue and gross profit recognized in the three months ended September 30, 2011 was $2,148 and $122, respectively. During the nine months ended September 30, 2012 total revenue and gross profit recognized was $1,835 and $304, respectively. During the nine months ended September 30, 2011 total revenue and gross profit recognized was $5,722 and $486, respectively. Included in trade receivables and accounts payable were approximately $1,240 and $1,228, respectively, related to ongoing general contracting projects at September 30, 2012. Trade receivables and accounts payable were approximately $1,646 and $1,397 respectively, related to ongoing general contracting projects at December 31, 2011.

5. WARRANTY RESERVES

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$988	$1,048	$1,009	$1,110
Additions	18	67	45	91
Releases and/or charges incurred	(26)	(39)	(74)	(125)

Balance at end of period	$980	$1,076	$980	$1,076

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total interest incurred and capitalized	$124	$94	$176	$215

Interest expensed as a component of cost of sales	$474	$483	$1,719	$1,509

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported in real estate held for development and sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total interest incurred and expensed for inactive projects	$107	$906	$1,850	$1,434
Total real estate taxes incurred and expensed for inactive projects	38	106	133	293
Total production overhead incurred and expensed for inactive projects	45	56	153	160

	190	1,068	2,136	1,887
Amounts reclassified to discontinued operations	—	(175)	(154)	(210)

	$190	$893	$1,982	$1,677

7. (LOSS) INCOME PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted (loss) income per share for the three- and nine-month periods ended September 30, 2012 and 2011, are presented on the consolidated statement of operations. Stock options and warrants for the three- and nine-month periods ended September 30, 2012 and 2011, are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock option and warrants would be anti-dilutive. As a result of net losses from continuing operations for the nine months ended September 30, 2012, approximately 104 restricted stock awards, 209 stock options and 539 warrants were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2011, approximately 130 and 221 of stock options and warrants, respectively, were included in the computation of diluted earnings per share. The computation of basic and diluted shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Computation of weighted-average basic shares outstanding:
Weighted-average basic shares outstanding	20,653	19,774	20,433	19,614

Computation of weighted-average diluted shares outstanding:
Weighted-average basic shares outstanding	20,653	19,774	20,433	19,614
Dilutive effect of stock options	—	130	—	152
Dilutive effect of warrants	—	221	—	242

Weighted-average diluted shares outstanding	20,653	20,125	20,433	20,008

Comprehensive income

For the three and nine months ended September 30, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

8. SEGMENT DISCLOSURES

We operate our business through segments: Homebuilding, Apartment Buildings and Real Estate Services. We are currently exclusively focused on the Washington, D.C. market.

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

	(in thousands)
	Homebuilding	Apartment Buildings	Real Estate Services	Total
Three Months Ended September 30, 2012
Net revenue	$2,600	$—	$883	$3,483
Gross profit	(2,290)	—	178	(2,112)
Operating (loss) profit from continuing operations	(4,644)	—	114	(4,530)
Operating (loss) profit from discontinued operations	—	(6)	—	(6)
Net (loss) income	(4,644)	(6)	114	(4,536)
Total assets	26,759	421	1,912	29,092
Depreciation and amortization	337	—	—	337
Interest expense	107	—	—	107
Capital expenditures	106	—	—	106

Three Months Ended September 30, 2011
Net revenue	$3,160	$—	$2,148	$5,308
Gross profit	212	—	122	334
Operating (loss) profit from continuing operations	6,880	—	97	6,977
Operating (loss) profit from discontinued operations	—	(234)	—	(234)
Net (loss) income	6,798	(234)	97	6,661
Total assets	35,146	12,491	1,359	48,996
Depreciation and amortization	585	61	—	646
Interest expense	773	133	—	906
Capital expenditures	53	3,227	—	3,280

Nine Months Ended September 30, 2012
Net revenue	$9,827	$—	$1,835	$11,662
Gross profit	(2,100)	—	304	(1,796)
Operating (loss) profit from continuing operations	(10,177)	—	226	(9,951)
Operating (loss) profit from discontinued operations	—	6,354	—	6,354
Net (loss) income	(10,177)	6,354	226	(3,597)
Total assets	26,759	421	1,912	29,092
Depreciation and amortization	953	—	—	953
Interest expense	1,685	—	—	1,685
Capital expenditures	106	—	—	106

Nine Months Ended September 30, 2011
Net revenue	$10,075	$—	$5,722	$15,797
Gross profit	974	—	486	1,460
Operating (loss) profit from continuing operations	4,291	—	337	4,628
Operating (loss) profit from discontinued operations	—	(336)	—	(336)
Net (loss) income	4,209	(336)	337	4,210
Total assets	35,146	12,491	1,359	48,996
Depreciation and amortization	595	61	—	656
Interest expense	1,301	133	—	1,434
Capital expenditures	53	9,281	—	9,334

The Company allocates selling, general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations, based upon its estimate of time allocable to the segment or based upon overall pro rata revenue generation.

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment operating (loss) income from continuing operations	$(4,530)	$6,977	$(9,951)	$4,628
Income tax benefit (expense)	364	(82)	2,478	(82)

Income (loss) from continuing operations	$(4,166)	$6,895	$(7,473)	$4,546

Segment operating income (loss) from discontinued operations	$(6)	$(234)	$6,354	$(336)
Income tax expense	(364)	—	(2,478)	—

Income (loss) from discontinued operations	$(370)	$(234)	$3,876	$(336)

9. INCOME TAX

The effective tax rate for the three and nine month periods ended September 30, 2012 and 2011 was 0%, respectively. This results in zero tax expenses for the three and nine month periods ended September 30, 2012 and 2011, respectively.

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

The Company currently has approximately $106 million in federal and state NOLs, which based on current statutory tax rates, has a potential fair value of approximately $42 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of September 30, 2012, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of September 30, 2012, because of the Company’s full valuation allowance on its net deferred tax assets.

The Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected if there is an “ownership change” as defined under Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, Comstock adopted a Section 382 stockholder rights plan (the “Rights Plan”). The Rights Plan was adopted to reduce the likelihood of such an unintended “ownership change” and thus assist in preserving the value of these tax benefits. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years. This plan was submitted to a vote of the Company’s shareholders on June 17, 2011 and the plan was approved at that meeting.

The Company has not recorded any accruals for tax uncertainties as of September 30, 2012 and 2011, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2011 tax years generally remain subject to examination by federal and most state tax authorities.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At September 30, 2012 and 2011, the Company had issued $0 and $528 in letters of credit, respectively, and $1,710 and $2,133 in performance and payment bonds, respectively, to these third parties. No amounts have been drawn against these letters of credit or performance bonds.

11. RELATED PARTY TRANSACTIONS

On December 31, 2009, the Company entered into a three-year lease for approximately 7,620 square feet of office space for its corporate headquarters at 1886 Metro Center Drive, Reston, Virginia from Comstock Asset Management, L.C., an affiliate wholly-owned by our Chief Executive Officer. On September 19, 2012, the Company amended the lease for an additional 2,436 square feet of office space, or a total 10,056 square feet, for its corporate headquarters, with an effective date of July 1, 2012. Concurrent with the amendment, the Company agreed to extend the lease for five-years from the effective date and future minimum annual lease payments are as follows:

2013	$301
2014	310
2015	320
2016	329
2017	167

Total	$1,427

For the three months ended September 30, 2012 and 2011, total payments made under this lease agreement were $74 and $54, respectively. For the nine months ended September 30, 2012 and 2011, total payments made under this lease agreement were $183 and $159, respectively. As of September 30, 2012, the Company recorded a straight–line rent payable of $5, which is included in ‘Accounts payable and accrued liabilities’.

During the second quarter of 2009, the Company began deferring a portion of the base salary payments to our Chief Executive Officer and our Chief Operating Officer. These deferrals ended on May 1, 2011 and the deferred balance of $842 was paid during the third quarter of 2011.

On February 11, 2011, Comstock Contracting, L.C., a subsidiary of the Company, entered into an Owner-Contractor Agreement with CRS Construction Services, L.C., an entity wholly-owned by the Chief Executive Officer of the Company, to perform paving and certain site improvement work to property in Reston, Virginia which is owned by Fairfax County, Virginia. The contract sum was for approximately $1.0 million and the work was completed in April 2011.

Comstock Contracting, L.C., a subsidiary of the Company, entered into a Subcontract Agreement with Davis Construction, LLC to perform site work and land development for a project known as Loudoun Station in Loudoun County, Virginia. Comstock Partners, L.C., an entity wholly-owned by the Chief Executive Officer of the Company, is the owner of the Loudoun Station project. The total contract value is estimated to be approximately $5 million and the project was completed in October 2012. The revenue associated with this project is included in ‘Revenue – other’ in the consolidated statement of operations. For the three months ended September 30, 2012 and 2011, the Company recognized $0.7 million and $1.5 million of revenue, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized $1.1 million and $3.3 million of revenue, respectively. As of September 30, 2012 and December 31, 2011, the Company was owed $1.0 million and $1.0 million under this contract, respectively, which is included in ‘Trade receivables’ in the consolidated financial statements.

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

Pursuant to a Credit Enhancement Agreement by and between Comstock and the Chief Operating Officer and Chief Executive Officer of the Company (each, a “Guarantor”), the Guarantors agreed to provide credit enhancement and the personal guarantee of loans with Cardinal Bank and Eagle Bank in exchange for payment by the Company of a credit enhancement fee. As a result of this credit enhancement the Guarantors on an aggregate basis were entitled to a credit enhancement fee calculated at a rate of four percent (4%) per annum based on an agreed upon formula more fully discussed in Note 14. During the three months ended September 30, 2011, the Company made guarantee payments under this agreement of approximately $107. No payments were made for the three month period ended September 30, 2012. During the nine months ended September 30, 2012 and 2011, the Company made guarantee payments under this agreement of approximately $130 and $213. The financing with SunBridge Capital Management, LLC, as discussed fully in Note 14, eliminated the need for personal guarantees on the applicable projects and accordingly this agreement was terminated on July 12, 2011 with respect to the fees paid on the Eagle Bank loan. On March 7, 2012, the Cardinal Bank loan was repaid and, accordingly, the agreement was terminated with respect to the fees paid on the Cardinal Bank loan and the accrued fees were paid in full.

12. DISCONTINUED OPERATIONS

As described in Note 13 below, on March 7, 2012, the Company’s subsidiary sold the Cascades Apartments. As the Cascades Apartments represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to appropriately reflect the discontinued operations of the Cascades Apartments and the continuing operations of the Company. Revenues, costs and expenses directly associated with the Cascades Apartments have been reclassified as discontinued operations in the consolidated statements of operations. Corporate expenses, such as general corporate overhead, have not been allocated to discontinued operations. The guidance in ASC 740-20-45-7 requires that the income recorded in discontinued operations be considered when determining the amount of benefit allocable to continuing operations in circumstances when continuing operations result in a net loss position for the period presented. Accordingly, the Company has allocated a tax benefit of $364 to continuing operations and a tax expense of $364 to discontinued operations for the three month period ended September 30, 2012. The Company has allocated a tax benefit of $2,478 to continuing operations and a tax expense of $2,478 to discontinued operations for the nine months ended September 30, 2012.

Summarized financial information for the Cascades Apartments, is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$—	$86	$171	$86
Cost of sales	5	98	128	158
Selling, general and administrative	—	48	10	48
Interest, real estate taxes and indirect costs related to inactive projects	—	174	154	210
Other (income) expenses, net	1	—	(7)	6

Loss from discontinued operations before gain on sale of real estate and income tax expense	(6)	(234)	(112)	(336)

Net gain on sale of real estate	—	—	6,466	—

Net (loss) income from discontinued operations before income tax expense	(6)	(234)	6,354	(336)
Income tax expense	(364)	—	(2,478)	—

Net (loss) income from discontinued operations	$(370)	$(234)	$3,876	$(336)

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

Consolidated Real Estate Held for Development and Sale

Included within the Company’s real estate held for development and sale at September 30, 2012 are three historically consolidated entities that are VIEs and for which the Company is the primary beneficiary; Penderbrook, Potomac Yard and Yorkshire. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 110 unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that it was a VIE concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its shared voting interests, complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of Comstock Holding Companies, Inc. and BridgeCom Development I, LLC, for the purpose of acquiring, developing and constructing 66 condominium units (the “Eastgate Project”) in Loudoun County. The Company evaluated the joint venture and determined that it was a VIE concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its shared voting interests, complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE.

At September 30, 2012 and December 31, 2011, total assets of these VIEs were approximately $18.1 million and $21.1 million, respectively, and total liabilities were approximately $10.9 million and $10.5 million, respectively. The classification of these assets is primarily within real estate held for development and sale and the classification of liabilities are primarily within notes payable – secured by real estate held for development and sale in the Company’s consolidated balance sheets.

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

On February 11, 2011, Comstock closed its loan agreement with Cardinal Bank (see Note 14) which provided the necessary construction financing for the development of the Cascades Apartments and concurrent with that closing, the Company utilized the proceeds of the Private Placement offering as described above. The Company fully guaranteed the loan and accordingly, Comstock concluded that Cascades II was a VIE. As part of the Cascades II operating agreement, the Company had majority voting and complete operational control of the subsidiary. The Company concluded that it was the primary beneficiary of the VIE and therefore the financial condition, results of operations and cash flows of Cascades II were consolidated in the accompanying financial statements.

The investors in the Private Placement (the “Priority Members”) were entitled to a cumulative, compounded, preferred return, subject to the performance of Cascades II, of 20% per annum, compounded annually on their capital account balances. Comstock had the right to repurchase the interest of the Priority Members provided that i) all of the Priority Members interests were acquired, ii) the purchase was made in cash and iii) the purchase price shall equal the Priority Members capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The equity contribution related to the Private Placement is reflected as a Non-Controlling Interest as a component of consolidated shareholders’ equity. The Company’s investment was subordinate to the Priority Members investment and gains from the operating activity and distributions of cash flow (if any) of Cascades II would allocate to the Priority Members (in advance of Comstock) up to their capital account plus the required preferred return of 20% as outlined above. For the three month period ended September 30, 2011, the priority returns were approximately $120.There were no priority returns for the three month period ended September 30, 2012. For the nine months ended September 30, 2012 and 2011, the priority returns were approximately $103 and $370, respectively. The priority returns are reflected in the accompanying consolidated statement of operations as net income from discontinued operations attributable to non-controlling interests to properly account for the preferred return due the Priority Members upon liquidation of their interest in Cascades II.

On March 7, 2012, the Company completed the sale of the Cascades Apartments (the “Project”) to an affiliate of CAPREIT Acquisition Corporation (“Purchaser”), a Maryland corporation, pursuant to a Contract of Sale Agreement, as amended, dated October 31, 2011. The Project was sold for $19.35 million. In connection with the closing of the transaction, Cascades II placed in escrow $300 (the “Warranty Escrow”) to secure performance of certain post-closing warranty work and $650 (the “Claims Escrow”) to secure Cascades II’s indemnification and other obligations set forth in the Agreement. The Warranty Escrow will be released to Cascades upon completion of the post-closing warranty work and the Claims Escrow will be released to Cascades in three equal installments at six, eight and twelve months from the date of settlement provided that no claims have been made against Cascades by the Purchaser. On September 6, 2012, the Purchaser released the $300 Warranty escrow, net of $2 in settlement costs, and one-third of the Claims Escrow, $217, net of $35 of post-closing warranty claims. As detailed in Note 12, the historical operations of Cascades Apartments are included within discontinued operations.

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

The Company does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of ASC 810-10, Consolidation. This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holder’s returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under the provision of ASC 810-10. The Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs, including the power to site plan and engineer the developments, finance the parcels under option contract, and develop the raw parcels under option contract into finished lots. The third party retains these rights under the fixed purchase price agreements until title is transferred to the Company upon settlement of the transaction, or a portion of the transactions as defined. Therefore, the Company has not consolidated these VIEs in the consolidated balance sheet.

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

Bank	Balance as of September 30, 2012	Balance as of December 31, 2011	Recourse
Eagle Bank	$6,398	$—	Secured
SunBridge	—	10,178	Secured
Cardinal Bank	—	9,957	Secured
Bank of America	3,225	3,751	Unsecured
Rosalie K. Stahl Trust	3,000	—	Secured
Cornerstone	400	400	Unsecured
Branch Banking & Trust	263	263	Secured

Wachovia	—	133	Unsecured
Seller – Emerald Farm	100	100	Secured
Fifth Third	25	25	Unsecured

	13,411	24,807
Due to affiliates – Stonehenge Funding	5,022	5,008	Unsecured

Total	$18,433	$29,815

The material loan agreements are discussed below.

Eagle Bank

On May 29, 2012, the Company, through its Comstock Potomac Yard, L.C. and Comstock Penderbrook, L.C. subsidiaries, entered into a loan agreement with Eagle Bank pursuant to which the Company secured a $9.96 million loan with a twenty-seven months term (the “Eagle Bank Loan”) to refinance the Company’s Eclipse condominium project and Penderbrook Square condominium project. Proceeds from the Eagle Bank Loan were primarily utilized (i) to pay off existing indebtedness of approximately $7.97 million, (ii) set up an interest reserve escrow pursuant to the term of agreement in the amount $0.5 million, (iii) pay approximately $0.1 million in settlement charges and closing costs, and (iv) for general corporate purpose. The interest reserve escrow is held in the name of the bank and if the borrower defaults under the loan agreement, the bank has sole discretion to apply the funds or portion of the funds to pay off the indebtedness. Commencing thirty days after closing, the Company is required to make monthly payments of interest only on outstanding principal balance, principal curtailment payments upon settlements at the two subsidiaries and a minimum principal curtailment payment of $4.98 million no later than 12 months following the closing of the Eagle Bank Loan. There is no prepayment penalty associated with the Eagle Bank Loan. The balance outstanding at September 30, 2012 was $5.7 million.

On August 23, 2012, the Company, through New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, entered into a three-year loan agreement and related documents with Eagle Bank securing a $6.0 million revolving development loan and a $4.0 million revolving construction loan (collectively, the “Eagle NHA Revolver”) to finance the Company’s one hundred and ten unit The Hampshires project located in Washington, D.C. Proceeds from the Eagle NHA Revolver will primarily be utilized to (i) pay for expenses associated with the Eagle NHA Revolver;

(ii) reimburse the Company for development costs previously expended and (iii) to pay for the future development and construction related expenses. Under the terms of the Loan Agreement, the Eagle NHA Revolver provides for an initial floating interest rate of LIBOR plus 3% with an interest rate floor of 5.75%. The New Hampshire Ave. Ventures, LLC is required to make monthly interest payments on the Eagle NHA Revolver to the extent not offset by a $400 interest reserve initially set aside for the benefit of the Borrower and is required to make a minimum principal curtailment under the development portion of the Eagle NHA Revolver of $3.22 million by December 31, 2013 and additional curtailments on a quarterly basis thereafter. There is no prepayment penalty associated with the Eagle NHA Revolver, which is secured by a first deed of trust and is fully guaranteed by the Company. The balance outstanding at September 30, 2012 was $0.7 million.

SunBridge

On July 12, 2011, the Company, through its Comstock Potomac Yard, L.C. subsidiary, entered into a loan agreement with BCL Eclipse, LLC, an affiliate of SunBridge Capital Management, LLC (“SunBridge”), pursuant to which the Company secured a $13.8 million loan with a three year term (the “SunBridge Eclipse Loan”) to refinance the Company’s Eclipse condominium project. Proceeds from the SunBridge Eclipse Loan were primarily utilized to (i) pay off existing indebtedness of approximately $9.0 million, (ii) pay approximately $0.8 million for expenses associated with the SunBridge Eclipse Loan (which were classified in Other assets in the accompanying balance sheet), and (iii) for general corporate purposes. The SunBridge Eclipse Loan provided for a 1% origination fee and an interest rate of 12.5%. There was no prepayment penalty associated with the SunBridge Eclipse Loan, which was secured by a first deed of trust on the Eclipse property. The loan was subject to minimum sales and release requirements.

On July 12, 2011, SunBridge also issued a binding commitment letter to the Company, through its Comstock Penderbrook, L.C. subsidiary, for a cash out refinance of the Company’s Penderbrook Square condominium projected in an amount of up to $7.0 million with a three-year term (the “SunBridge Penderbrook Loan”). This commitment was drawn upon on October 5, 2011 and the loan was funded for approximately $5.4 million. Proceeds from this loan were primarily utilized to (i) pay off existing indebtedness of approximately $3.9 million, (ii) pay for expenses associated with the loan of approximately $0.7 million, and (iii) for general corporate purposes.

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

Cardinal Bank

On February 11, 2011, the Company, through Cascades II entered into a loan agreement with Cardinal Bank pursuant to which the Company obtained an $11.0 million multi-family construction loan and mortgage with a five-year term (the “Cardinal Bank Loan”). Proceeds from the Cardinal Bank Loan (i) funded the construction of the Company’s Cascades apartment project and (ii) retired existing indebtedness of the Company owed to M&T Bank having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Cascades project was constructed. The Cardinal Bank Loan, secured by a new first deed of trust on the property, had an initial interest rate of Prime plus two percent (2%), with an interest rate floor of 6.5%. The Cardinal Bank Loan was amortized in accordance with a 5.5%, 25-year schedule, with amortization to begin 18 months after the loan closing and had a 2% prepayment penalty if paid within the first or second year and a 1% prepayment penalty if retired in the third or fourth year. The Company had fully guaranteed the Cardinal Bank Loan. The Chief Executive Officer of the Company and the Chief Operating Officer of the Company also provided a limited guaranty in connection with the Cardinal Bank Loan of up to $6.8 million, subject to further reduction upon the satisfaction of certain enumerated conditions set forth in the loan agreement (see Note 11). On March 7, 2012, the Company sold the Cascades Apartments and the Cardinal Bank Loan was repaid in full. A prepayment penalty of $0.2 million was incurred in connection with the early repayment and are included in Discontinued operations – gain on sale of real estate in the consolidated statement of operations. All cash paid to satisfy the extinguishment of the Cardinal Bank Loan is classified as a financing activity in the statement of cash flows.

On September 27, 2012, the Company, through Comstock Eastgate, L.C. (“Eastgate”), a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development I, LLC, entered into a loan agreement with Cardinal Bank to which the Company secured a $2.5 million revolving construction loan (the “Cardinal Bank Revolver”) to finance the Company’s sixty-six unit The Eastgate project located in Loudoun County, VA. The loan maturity is twelve months with an automatic extension of twelve months subject to the Company meeting sales conditions, which include that the Company (i) must have entered into binding contracts for the sale of eighteen units and (ii) settled twelve units, each by the one year anniversary of the loan. The proceeds of Cardinal Bank Revolver will be primarily utilized to pay expenses associated with the loan and future construction expenses of the project. The Cardinal Bank Revolver provides for a variable interest rate of Prime plus 0.5% with an interest rate floor of 4.75%. Commencing thirty days after loan close, the Company is required to make monthly payments of interest only and upon the closing of the sale of a unit, make principal curtailment payments of 100% of unit costs borrowed. There is no prepayment penalty associated with the Cardinal Bank Revolver. There have been no draws on the Cardinal Bank Revolver as of September 30, 2012.

Bank of America

At September 30, 2012, the Company had $3.2 million outstanding to Bank of America under a 10-year unsecured note. On February 25, 2010 the Company entered into a Seventh Loan Modification Agreement with Bank of America regarding the modification of the terms of this loan. In connection therewith the Company agreed to pay an extension fee of $100 and Bank of America agreed to delay until January 2011 the commencement of repayments of all previously unpaid interest accruing since the date of the Company’s previously reported modification of the line of credit in November 2008. On February 1, 2011, the Company entered into the Eighth Loan Modification Agreement with Bank of America. The modification required payments of past interest and modification fees of approximately $175 on February 1, 2011, which were paid in accordance with the agreement. The maturity date remains December 28, 2018. Comstock is required to make monthly interest payments beginning on February 28, 2011 through loan maturity. Commencing January 28, 2012 and continuing on each and every month through November 28, 2018, Comstock is also required to make monthly principal payments of approximately $37.

Rosalie K. Stahl Trust

On August 23, 2012, the Company, through New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC also entered into a $3.0 million mezzanine loan (the “NHA Mezzanine Loan”) in connection with the The Hampshires project with the Rosalie K. Stahl Trust. Proceeds from the NHA Mezzanine Loan, which has a three-year maturity date, were utilized to acquire the land for development of the project. The NHA Mezzanine Loan provides for an interest rate of 13.5% per annum, interest to be paid current on a monthly basis, with the full principal balance being due at maturity. The NHA Mezzanine Loan is secured by a second deed of trust which is fully subordinate to the Eagle NHA Revolver and is non-recourse to the Company. There is no prepayment penalty associated with the NHA Mezzanine Loan.

Stonehenge

On December 23, 2009, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by the Chief Executive Officer of the Company, completed the purchase of a senior unsecured note (the “JP Morgan Debt”) from JP Morgan Ventures (“JPMV”) in the then outstanding amount of approximately $9.0 million, plus accrued and unpaid interest. The purchase of the JP Morgan Debt resulted in the transfer to Stonehenge of a warrant previously issued to JPMV for the purchase of 1.5 million shares of the Company’s Class A Common Stock with a strike price of $0.07 per share (the “JP Morgan Warrant”). The Company’s Chief Operating Officer subsequently purchased a participation interest in the JP Morgan Debt and the JP Morgan Warrant from Stonehenge. On February 12, 2010 the Company entered into a modification agreement to modify the terms of the Company’s senior unsecured note with Stonehenge (the “Modification Agreement”). Under the terms of the Modification Agreement, Stonehenge agreed to forgive $4.5 million of the principal balance due from the Company under the JP Morgan Debt, reducing the principal balance by 50% to $4.5 million. Stonehenge also agreed to forgive an additional amount due from the Company of approximately $875, representing all past due interest, late fees and penalties accruing through December 31, 2009 under the JP Morgan Debt. Stonehenge further agreed to reduce the interest rate, effective January 1, 2010, by 50% to 300 basis points above the one year LIBOR on a floating basis. In addition, to ensure the Company’s ability to comply with certain restrictions placed upon the Company by KeyBank and Guggenheim in connection with previously announced loan modifications enhancing cash flow to the Company, Stonehenge agreed to allow all future interest payments due from the Company under the JP Morgan Debt to accrue until at least 90 days after KeyBank and Guggenheim have been fully repaid. In connection therewith, Stonehenge may, on a quarterly basis, elect to accept stock of the Company (or warrants for the purchase thereof) with a cumulative value equal to the value of the scheduled interest payment in lieu of accruing a future quarterly interest payment. For the year ended December 31, 2011, no elections were made and no warrants were issued under the agreement. For the year ended December 31, 2010, warrants were issued with a fair value of $46, to settle interest payments. The KeyBank debt was fully repaid on February 2, 2011. The Guggenheim debt was fully repaid upon funding of the SunBridge Penderbrook Loan on October 5, 2011.

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

Wachovia

On August 17, 2009, the Company entered into a foreclosure agreement (“Agreement”) with Wachovia Bank with respect to approximately $17.8 million of secured debt, accrued interest and fees. Under the terms of the Agreement, the Company agreed to cooperate with Wachovia with respect to its foreclosure on certain of the Company’s real estate assets. In return, Wachovia agreed to release the Company from their obligations and guarantees relating to the $17.8 million of indebtedness contemporaneous with the execution by the Company of a non-interest bearing, unsecured deficiency note payable to Wachovia in the amount of approximately $1.8 million. The deficiency note was reduced by the principal payments related to certain homes sold by the Company. As of December 31, 2011, the deficiency note balance was $132. On September 27, 2012, the Company repaid the outstanding balance of the deficiency note in full.

Cornerstone

On September 21, 2009 the Company entered into a settlement agreement and mutual release with Cornerstone Bank (“Cornerstone”) with respect to approximately $5.1 million debt secured by its Gates of Luberon project in Atlanta, Georgia. Under the terms of the agreement, Cornerstone released the Company, and its subsidiary Mathis Partners, LLC, from their respective obligations and guarantees relating to $5.1 million of debt owed by the Company to Cornerstone in exchange for a non-interest bearing unsecured subordinate note in the amount of $0.4 million with a three year term. As of September 30, 2012 and December 31, 2011, the outstanding balance of the deficiency note was $400. The Company was in compliance with all terms of the agreement as of September 30, 2012. As disclosed in Note 17, on October 15, 2012, the Company repaid the outstanding balance of the deficiency note in full.

The Company’s borrowings mature as follows:

2012	$425
2013	6,540
2014	4,275
2015	3,968
2016 and thereafter	3,225

Total	$18,433

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

	September 30, 2012	December 31, 2011
Carrying amount	$18,433	$30,378
Fair value	$15,670	$26,927

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

For the three months ended September 30, 2012 and 2011, the Company recognized the vesting of previously issued restricted stock awards with a fair value of $295 and $323 respectively. During the nine months ended September 30, 2012 and 2011, the Company issued 706 and 1,471 restricted stock awards with a fair value of $1,157 and $1,725, respectively. Restricted stock awards issued during the nine months ended September 30, 2012 and 2011 vest over four years.

For the three months ended September 30, 2012, the Company recognized $34 for previously issued stock options. For the three months ended September 30, 2011, the Company issued 100 stock options with a fair value of $108. For the nine months ended September 30, 2012 and 2011, the Company issued 140 and 100 stock options with a fair value of $176 and $108 respectively. Stock options issued during the nine months ended September 30, 2012 and 2011 vest over four years.

For the three months ended September 30, 2012 and 2011, total stock-based compensation cost was $329 and $311, respectively. For the nine months ended September 30, 2012 and 2011, total stock-based compensation cost was $928 and $660, respectively, and was charged to selling, general and administration expenses.

As of September 30, 2012 and 2011, the weighted-average remaining contractual term of unexercised stock options was 7.5 years and 7.8 years, respectively. As of September 30, 2012 and 2011, there was $1,436 and $1,199 respectively, unrecognized compensation cost related to stock issuances granted.

17. SUBSEQUENT EVENTS

On October 1, 2012, the Company, through Comstock Eastgate, L.C., a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development I, LLC, received equity contributions from BridgeCom Development I, LLC of $945. The proceeds from the contributions are to be utilized to acquire, develop and construct the Company’s 66-unit The Eastgate project located in Loudoun County, VA.

On October 15, 2012, the Company repaid in full the $400 outstanding balance of the deficiency note with Cornerstone Bank. The Company was in compliance with all terms of the agreement with Cornerstone Bank as of September 30, 2012.

On November 9, 2012, The Company repaid in full the $25 outstanding balance of the deficiency note with Fifth Third Bank. The Company was in compliance with all terms of the agreement with Fifth Third Bank as of September 30, 2012.

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

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including apartments, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Apartment Buildings and Real Estate Services as further discussed in Note 8 of our consolidated financial statements. We are currently focused exclusively on the Washington, D.C. market, which is the eighth largest metropolitan statistical area in the United States.

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

Recent Developments

New Hampshire Ave. Ventures LLC

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, to acquire, develop and construct 110 residential units, consisting of 37 single-family homes and 73 townhomes, in Washington, D.C. (the “NHA Project”). The Company, through New Hampshire Ave. Ventures, LLC, entered into a $3.0 million mezzanine loan (the “NHA Mezzanine Loan”) in connection with the NHA Project with the Rosalie K. Stahl Trust, utilized to acquire the fully entitled land. Concurrent with the formation of the joint venture, the Company entered into a three-year loan agreement with Eagle Bank pursuant to which the Company secured a $6.0 million revolving development loan and a $4.0 million revolving construction loan (collectively, the “Eagle NHA Revolver”) to finance the development and construction of the NHA Project. Refer to Note 14 within the Notes to the Consolidated Financial Statements for further discussion of the terms of these financing arrangements.

Comstock Eastgate, L.C.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development I, LLC , to acquire, develop and construct 66 residential condominium units in Loudoun County, VA (the “Eastgate Project”). Concurrent with the formation of the joint venture, the Company entered into a loan agreement with Cardinal Bank to which the Company secured a $2.5 million revolving construction loan to finance the construction of the units. Refer to Note 14 within the Notes to the Consolidated Financial Statements for further discussion of the terms of the financing arrangement.

Results of Operations

Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011

Orders, cancellations and backlog

Gross new order revenue for the three months ended September 30, 2012 increased $3.0 million to $7.0 million on 16 units as compared to $4.0 million on 13 units for the three months ended September 30, 2011. Gross new order revenue for the nine months ended September 30, 2012 increased $3.6 million to $14.8 million on 50 units as compared to $11.2 million on 38 units for the nine months ended September 30, 2011. Net new order revenue for the three months ended September 30, 2012 increased $2.1 million to $6.1 million on 13 units as compared to $4.0 million on 13 units for the three months ended September 30, 2011. Net new order revenue for the nine months ended September 30, 2012 increased $3.1 million to $14.0 million on 47 units as compared to $10.8 million on 36 units for the nine months ended September 30, 2011. Average gross new order revenue per unit for three months ended September 30, 2012 increased $134 to $438, as compared to $304 for the three months ended September 30, 2011. Average gross new order revenue per unit for nine months ended September 30, 2012 increased $3 to $297, as compared to $294 for the nine months ended September 30, 2011. The increase is related directly to the unit mix of units settled. For the nine months ended September 30, 2012, gross new orders totaled 37 units at Penderbrook, 10 units at Eclipse and 3 units at New Hampshire Ave., as compared to 25 units at Penderbrook and 13 units at Eclipse for the nine months ended September 30, 2011.

We have two Washington, D.C. condominium projects where we have units available for sale or for rent: Penderbrook Square in Fairfax, VA and the Eclipse at Potomac Yard in Arlington, VA. Therefore, we were only able to generate orders and backlog at the two condominium projects in the first nine months of 2012. Because our unit sales for these projects are generated from completed inventory we do not need to construct units after a sales contract is executed with a unit purchaser. As a result we are able to quickly execute on a sales contract and deliver the unit to the purchaser. Typically, unit deliveries are made within thirty days of contract execution. As a result, we do not tend to generate significant order backlog for these projects.

During the three months ended September 30, 2012, the Company has commenced development of the New Hampshire Ave. project in Washington, D.C. and the Eastgate project in Loudoun County, VA. The Company has completed development and construction of two single-family model homes at the New Hampshire Ave. project and has begun generating orders and backlog. The Company anticipates settlements at the New Hampshire Ave. project to commence in the first quarter of 2013. The Company anticipates completion of the first six units, including two models, at the Eastgate project in the fourth quarter of 2012.

At September 30, 2012, the Company had 9 units in backlog across the four projects to generate $5.1 million in revenues.

Revenue – homebuilding

The number of homes delivered for the three months ended September 30, 2012 increased to 12 as compared to 10 homes for the three months ended September 30, 2011. The number of homes delivered for the nine months ended September 30, 2012 increased to 41 as compared to 30 homes for the nine months ended September 30, 2011. Average revenue per home delivered decreased by approximately $75 to $211 for the three months ended September 30, 2012 as compared to $286 for the three months ended September 30, 2011. Average revenue per home delivered decreased by approximately $69 to $231 for the nine months ended September 30, 2012 as compared to $300 for the nine months ended September 30, 2011. The increase in settlements and decrease in average sales price is largely a function of the available product mix at condominium projects. As of September 30, 2012, there are 22 units remaining in our Eclipse project and 3 units remaining in our Penderbrook project. This compares to 33 units and 47 units, respectively, for Eclipse and Penderbrook for the period ended September 30, 2011.

Revenue from homebuilding decreased by $0.4 million to $2.5 million for the three months ended September 30, 2012 as compared to $2.9 million for the three months ended September 30, 2011. Revenue from homebuilding increased by $0.5 million to $9.5 million for the nine months ended September 30, 2012 as compared to $9.0 million for the nine months ended September 30, 2011. The increase was as a result of the increase in the number of homes settled, offset by the unit mix of units sold. For the three months ended September 30, 2012, 11 units were settled at Penderbrook and 1 unit at Eclipse, as compared to 6 units at Penderbrook and 4 units at Eclipse for the three months ended September 30, 2011. For the nine months ended September 30, 2012, 36 units were settled at Penderbrook and 5 units at Eclipse, as compared to 19 units at Penderbrook and 11 units at Eclipse for the nine months ended September 30, 2011.

Revenue – other

Revenue-other decreased approximately $1.4 million to $1.0 million during the three months ended September 30, 2012, as compared to $2.4 million for the three months ended September 30, 2011. Revenue-other decreased approximately $4.6 million to $2.2 million during the nine months ended September 30, 2012, as compared to $6.8 million for the nine months ended September 30, 2011. These decreases are directly attributable to the completion of several general contracting projects in the latter quarters of 2011 and through 2012, as well as from the reduction in rental operations at the Penderbrook and Eclipse developments due to absorption of the units. The Company has two ongoing general contracting projects and continues to pursue opportunities within the Real Estate Services segment.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended September 30, 2012 decreased by $0.5 million, to $2.1 million as compared to $2.6 million for the three months ended September 30, 2011. Cost of sales – homebuilding for the nine months ended September 30, 2012 increased by $0.1 million, to $8.1 million as compared to $8.0 million for the nine months ended September 30, 2011. The unit mix of homes settled during the three months and nine months ended September 30, 2012 accounted for the decrease and increase, respectively, in the aggregate cost of sales figures. For the three months ended September 30, 2012, gross margins increased to 17% on units settled as compared to 11% for the three months ended September 30, 2011. For the nine months ended September 30, 2012, gross margins increased to 14% on units settled as compared to 11% for the nine months ended September 30, 2011. The increase in margins is attributable to an increase in traffic and absorption at the two condominium projects resulting in a slight increase in pricing across those units.

Cost of sales – other

Cost of sales – other decreased approximately $1.4 million to $1.1 million during the three months ended September 30, 2012 as compared to $2.5 million in the three months ended September 30, 2011. Cost of sales – other decreased approximately $3.3 million to $3.0 million during the nine months ended September 30, 2012 as compared to $6.3 million in the nine months ended September 30, 2011. Included in cost of sales for the three months ended September 30, 2012, costs and gross profits totaled $439 and $398, respectively, related to rental operations at Penderbrook and Eclipse. Included in cost of sales – other for the nine months ended September 30, 2012, costs and gross profits (losses) totaled $1,376 and $1,062, respectively, related to rental operations at Penderbrook and Eclipse. As a result of the continued absorption of the condominium units at Penderbrook and Eclipse, the number of units has been reduced to 3 and 22, respectively, as of September 30, 2012. For the same period in 2011, rental units remaining for Penderbrook and Eclipse were 49 and 33, respectively. Consequently, rental revenues have declined and the impact of fixed costs on gross profit has been more significant. The Company expects this trend to continue as the final units within the two remaining condominium projects are absorbed. Additionally, an increase in repairs and maintenance costs of $359, net of decreases related to home owners’ association fees and other costs has contributed to the increase in costs and gross profit decline.

Included in cost of sales – other for the three months ended September 30, 2012, were costs and gross profits (losses) that totaled $705 and $178, respectively, related to our aforementioned general contracting projects. Included in cost of sales – other for the nine months ended September 30, 2012, were costs and gross profits (losses) that totaled $1,531 and $304, respectively, related to our aforementioned general contracting projects. These decreases in three and nine months ended September 30, 2012 are directly related to the decrease in the number of ongoing general contracting projects. Consequently, the decline in revenues generated within the Real Estate Services segment and the impact relative to the fixed costs on gross profit has been more significant. The Company has two ongoing projects and continues to pursue opportunities to expand the Real Estate Services segment.

Impairments and write-offs

Impairments and write-offs for the three and nine months ended September 30, 2012 were $2,358, as compared to zero for the three and nine months ended September 30, 2011. Refer to Note 2 to the Consolidated Financial Statements for the basis for the impairments realized.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended September 30, 2012 increased $0.5 million to $2.2 million, as compared to $1.6 million for the three months ended September 30, 2011. Selling, general and administrative expenses for the nine months ended September 30, 2012 increased $1.2 million to $6.2 million, as compared to $5.0 million for the nine months ended September 30, 2011. The increase in expenses over the three month period is attributable to increases in legal expenses of $142, consulting expenses of $66, feasibility expenses of $59, marketing of $76 and stock compensation of $41. The increase in expenses over the nine month period is attributable to increases in compensation, benefits and payroll taxes of $431, consulting expenses of $302 and stock compensation of $157. The increase in expenses for the three and nine month periods ended September 30, 2012, as compared to the three and nine month periods ended September 30, 2011, is primarily attributable to labor and costs related to the Company’s pursuit of new business opportunities.

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

When a project becomes inactive, its interest, real estate taxes and indirect overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the nine months ended September 30, 2012 and 2011, several of our projects were determined to be inactive for accounting purposes. Refer to Note 6 to the Consolidated Financial Statements for the breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the consolidated statement of operations related to the inactivation of certain real estate projects held for development and sale.

Discontinued operations

As described in Note 12 to the Consolidated Financial Statements, on March 7, 2012, the Company’s subsidiary sold the Cascades Apartments for $19.35 million. Because the sale of the Cascades Apartments represents a component of the Company, generally accepted accounting principles require the results of operations associated with the Cascades Apartments to be included in Discontinued Operations. Accordingly, the net gain from the sale of the project of $6.5 million is reflected within Discontinued Operations in the accompanying financial statements. Although the sale of the Cascades project is presented in the accompanying financial statements under Discontinued Operations, developing apartments for the purpose of selling is a component of the Company’s ongoing strategy and operating activities. The Company continues to pursue such projects within its Apartment Buildings segment and anticipates that sales of similar operating projects will be reflected in this manner.

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

The effective tax rate for the nine months ended September 30, 2012 and 2011 was 0%, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This results in a zero deferred tax benefit or expense for the three and nine months ended September 30, 2012 and 2011.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2011 tax years generally remain subject to examination by federal and most state tax authorities.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings to finance construction and development on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, rental apartment projects, finished and raw building lots and the sale of equity and debt securities.

The Company is involved in ongoing discussions with lenders and potential equity investors in an effort to provide additional growth capital to fund various new business opportunities. We are anticipating that through a combination of current available cash on hand, the additional cash from settlement proceeds, and the cash generated from settlements at our new communities currently under development that the Company will have sufficient financial resources to sustain our operations through the next 12 months, though no assurances can be made that we will be successful in our ongoing capital raising efforts.

Credit Facilities

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. Refer to Note 14 in the Consolidated Financial Statements for details of our credit facilities and maturities and/or curtailment obligations of all of our borrowings.

Cash Flow

Net cash used in operating activities was $5.2 million for the nine months ended September 30, 2012. This represents a decline from the net cash provided by operating activities of $11.5 million for the nine months ended 2011. However, the 2012 cash flows do not reflect the net cash flows from the sale of the Cascades Apartments of approximately $4.7 million. Although the construction, development and sale of this and potentially future projects are an ongoing component of the Company’s operations, the sale of the project is required to be presented as Discontinued Operations. Accordingly, the net cash flows are presented within the investing and financing section of the accompanying consolidated statement of cash flows. Additionally, for 2012, other significant outflows relate to a $0.6 million reduction in accrued interest payable for debt service payments made to lenders and a $0.8 million reduction in payables related to payments made to vendors and compensation paid to employees, reflective of the improved cash position of the Company.

Net cash provided by investing activities was $18.8 million for the nine months ended September 30, 2012, primarily attributable to the sale of the Cascades Apartments. Net cash used in investing activities was $9.3 million for the nine months ended September 30, 2011, primarily attributable to the development activities of the Cascades Apartments.

Net cash used in financing activities was $14.8 million for the nine months ended September 30, 2012, primarily attributable to the extinguishment of debt and retirement of the non-controlling interests, including preferred returns, in full related to the Cascades Apartments and curtailments paid to lenders upon settlement of units at the Penderbrook and Eclipse properties. Net cash provided by financing activities was $3.9 million for the nine months ended September 30, 2011, primarily attributable to the refinancing of the notes payable related to the Eclipse project and the Private Placement for the Cascades Apartments.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2012 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during our last fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.68*	Loan Agreement, dated as of October 5, 2011, by and among Comstock Penderbrook, L.C. and BCL Penderbrook, LLC

10.69*	Contract of Sale Agreement, dated as of October 31, 2011, by and among Comstock Cascades II, L.C and CAPREIT Acquisition Corporation.

10.70*	Loan Agreement, dated as of May 29, 2012, by and between Eagle Bank and Comstock Potomac Yard, L.C and Comstock Penderbrook, L.C.

10.71*	Loan Agreement, dated as of August 23, 2012, by and between Eagle Bank and New Hampshire Ave. Venture, LLC.

10.72*	Loan Agreement, dated as of September 27, 2012, by and between Cardinal Bank and Comstock Eastgate, L.C.

10.73	Loan Agreement, dated as of August 23, 2012, by and between Rosalie K. Stahl Trust and New Hampshire Ave. Venture, LLC.

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. ***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 14, 2012	By:	/ S / CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/ S / JOSEPH M. S QUERI
Joseph M. Squeri
Chief Financial Officer
(Principal Financial Officer)