Form 10-Q/A
period 2012-09-30
Comstock Holding Companies, Inc.
filed 2012-12-21
CIK 1299969

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

FORM 10-Q

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, originally filed with the Securities Exchange Commission on November 14, 2012 (the “Original Form 10-Q”), for the sole purpose of correcting Exhibit 32.1 to our Original Form 10-Q, which, due to a typographical error, referred to an incorrect reporting period. No other changes have been made to the Original Form 10-Q. This amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not otherwise modify or update in any way disclosures made in the Original Form 10-Q.

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

COMSTOCK HOLDING COMPANIES, INC.

Date: December 21, 2012	By:	/ S / CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2012	By:	/ S / JOSEPH M. SQUERI
Joseph M. Squeri
Chief Financial Officer
(Principal Financial Officer)