Form 10-K
period 2012-12-31
Comstock Holding Companies, Inc.
filed 2013-03-27
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32375

Comstock Holding Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1164345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1886 Metro Center Drive, 4th Floor, Reston, Virginia 20190

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (703) 883-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant (10,247,394 shares) based on the last reported sale price of the registrant’s common equity on the Nasdaq Global Market (“NASDAQ”) on June 30, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $13,424,086. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 27, 2013, there were outstanding 18,243,052 shares of the registrant’s Class A common stock, par value $0.01 per share, and 2,733,500 shares of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOLDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

PART I

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

Overview

Comstock Holding Companies, Inc. is a multi-faceted real estate development and services company focused on the Washington, D.C. metropolitan area. We have substantial experience with building a diverse range of products including apartments, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. Since our founding in 1985, and as of December 31, 2012, we have built and delivered more than 5,500 units generating total revenue in excess of $1.4 billion. References in this Form 10-K to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise. Dollars in thousands unless otherwise indicated.

Our Operating Market

We are exclusively focused on the Washington, D.C. market, which is the eighth largest metropolitan statistical area in the United States. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We build homes and apartment buildings in suburban communities, where we focus on low density products such as single family detached homes, townhomes and mid-rise multi-family buildings, and in urban areas, where we focus on high density multi-family and mixed use products. For our homebuilding operations, we develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Our homebuilding products are designed to attract first-time, early move-up and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market.

Our apartment buildings are developed as rental properties to be held and operated for our own purposes, converted at some point to for-sale condominium units or sold on a merchant build basis. When developing rental communities, we design our products to be affordable for tenants that fit one of two groups; (i) young first time tenants; or (ii) renters by choice.

We believe that our significant experience over the past 27 years, combined with our ability to navigate through two major housing downturns (early 1990s and late 2000s) have provided us the experience necessary to capitalize on attractive opportunities in our core market of Washington, D.C. and to build shareholder value. We believe that our focus on the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, should provide an opportunity to generate attractive returns on investment and for growth.

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

With respect to our homebuilding operations, we seek to minimize risk associated with fluctuating market conditions by primarily building pre-sold units and limiting the number of “spec units” (units that are not pre-sold) held in inventory. In each new community that we develop we build model homes to demonstrate our products and to house our on-site sales operations. We limit the building of spec units to locations where there is a demonstrated demand for immediate delivery homes or where the majority of the units within a multi-family building (such as townhouses or condominiums) have been pre-sold. We believe that by limiting the number of spec units held in inventory we reduce our exposure to cyclical fluctuations in market values and minimize costs associated with holding inventory, such as debt service.

Our Operations

We believe that we are properly staffed for current market conditions and that we have the ability to manage growth as market conditions warrant. Our operations are focused on the Washington, D.C. market, where we believe our 27 years of market experience provides us the best opportunity to enhance shareholder value.

Our Communities

We are currently operating, or developing in the following counties in Virginia: Loudoun, Prince William, Arlington, and Fairfax. We also have communities in the Maryland counties of Frederick and Montgomery and the District of Columbia. The following table summarizes certain information regarding our communities as of December 31, 2012:

	As of December 31, 2012 (dollars in thousands)
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Average New Order Revenue to Date
Eclipse on Center Park (1)	VA	Condo	465	446	3	—	$413
Penderbrook Square (1)	VA	Condo	424	422	1	—	$240
Emerald Farm (4)	MD	SF	84	78	—	6	$452
The Hampshires (5)	DC	SF/TH	111	—	5	—	$—
Villas at Eastgate (5)	VA	Condo	66	—	—	—	$—
Falls Grove (5)	VA	Condo	129	—	—	—	$—
Residences at Shady Grove/BLVD Shady Grove (5)	MD	SF/TH/APT	156	—	—	—	$—
BLVD Newell (5)	MD	Apartment	187	—	—	—	$—

Total

(1)	For sale communities.
(2)	“SF” means single family home, “TH” means town home and “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer, but the settlement has not yet taken place.
(4)	Developed and available for sale.
(5)	Community under our control currently in development.

Northern Virginia Market

The Eclipse on Center Park is a 465-unit, high-rise condominium complex in Arlington, Virginia. The project is just minutes from downtown Washington D.C., the Pentagon and Reagan National Airport. The project is an upscale, urban-style, mixed-use complex with residential condominiums above an 83,000 square foot retail center, which includes a Harris Teeter grocery store and other convenience-oriented retailers. Condominium sales began in the second quarter of 2004 and settlements began in November 2006. At December 31, 2012, 19 units remain in our inventory.

Penderbrook Square is a 424-unit rental apartment complex in the Fair Oaks area of Fairfax County, Virginia that we purchased as a condominium conversion project. We acquired the property in 2005 and made significant improvements to common areas, building exteriors, and heating and air-conditioning systems within units and have completed the conversion and sale of a majority of the units to condominiums. Sales and settlements began in 2005. At December 31, 2012, two units remained in our inventory. The Company exited this project in January 2013 with the settlement of the two remaining units.

Falls Grove is a new community located in northern Prince William County near Centreville, Virginia. The property will be developed as 19 single family homes and 110 townhouses with prices expected to be starting from $200’s for the townhomes and $400’s for the single-family homes. The Company anticipates development to commence in the first half of 2013, and unit sales to commence in the second half of 2013.

Villas at Eastgate is a new community located in Loudoun County near Chantilly, Virginia. The project consists of 66 single-level condominiums in a cluster of two-level buildings, situated within the 400-unit Eastgate master-planned community. The construction of the first building, containing six units, two of which are model homes, commenced in December 2012, with sales commencing in the first quarter of 2013. Initial unit pricing is expected to start in the $300’s.

Maryland

Emerald Farm is an 84-unit development of single-family homes in Frederick, Maryland conveniently located near major transportation routes. It is our intention to pursue construction financing for homes on the six remaining finished building lots in the near future and as market conditions warrant.

BLVD Newell is a newly planned 187-unit apartment community located proximate to the metro rail station in downtown Silver Spring, MD. The Company has initiated the process of securing rezoning and land development permits. Securing the rezoning and land development permits requires local government approval from the County within which the property resides. There can be no assurances made regarding the Company’s ability to secure the rezoning and land development permits necessary for its intended use of the property.

Residences at Shady Grove/BLVD Shady Grove is a new residential project in Rockville, Maryland, immediately adjacent to the Shady Grove metro station, the terminus of DC’s Red Line. The project will be developed as 3 single family homes, 36 upscale townhomes and 117 luxury apartments. The Company acquired the subject land on December 27, 2012, and land development is expected to start in spring 2013. Sale of homes will begin in mid-2013 with first delivery expected late 2013. Leasing of the apartments will commence in 2014.

District of Columbia

The Hampshires is a new community located within the Lamond-Riggs neighborhood in the Northeast quadrant of Washington, D.C. The property will be developed as 111 residential units, consisting of 38 single-family homes and 73 townhomes. The Hampshires is located proximate to two metro rail stations just inside the Washington, D.C. – Maryland border. The first, of two, single-family model home sales offices was completed and opened in August 2012, with the second opening in December 2012. Sales began in August 2012, and there are five single-family units in backlog at December 31, 2012. The Company anticipates settlements to commence in the first quarter of 2013.

Construction

Our home designs are selected or prepared in each of our communities to appeal to the tastes and preferences of local homebuyers. We also offer optional interior and exterior features to allow homebuyers to enhance the basic home design and to allow us to generate additional revenues from each home sold.

Substantially all of our construction work is performed by subcontractors. Subcontractors typically are selected after a competitive bidding process and retained for a specific subdivision pursuant to a contract that obligates the subcontractor to complete construction at an agreed-upon price. Agreements with the subcontractors and suppliers generally are negotiated for each subdivision. We compete with other homebuilders for qualified subcontractors, raw materials and lots in the markets where we operate. We employ construction superintendents to monitor homes under construction, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost control and monitor compliance with zoning and building codes. In addition, our construction superintendents play a significant role in working with our homebuyers by assisting with option selection and home modification decisions, educating buyers on the construction process and instructing buyers on post-closing home maintenance.

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

Warranty

We provide our single-family and townhouse home buyers with a one-year limited warranty covering workmanship and materials. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that all home buyers agree to the definitions and procedures set forth in the warranty. Typically, we provide our condominium home buyers with a two-year limited warranty, or as required by statute. In addition, we periodically provide structural warranty of longer durations pursuant to applicable statutory requirements. From time to time, we assess the appropriateness of our warranty reserves and adjust accruals as necessary. When deemed appropriate by us, we will accrue additional warranty reserves. We require our general contractors and sub-contractors to warrant the work they perform and they are contractually obligated to correct defects in their work that arise during the applicable warranty period. We seek to minimize our risk associated with warranty repairs through our quality assurance program and by selecting contractors with good reputations, sufficient resources and adequate insurance. It is typical that there is a gap in the warranty coverage provided by contractors and by home builders, which we have self-insured in the past. It is our experience that the warranty claims which we self insured have not been significant in nature but we periodically obtain additional insurance to protect against this unquantifiable risk.

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

Additionally, we compete with the resale market of existing homes including foreclosures and short-sales. The dramatic increase of inventory of existing homes available for sale beginning in 2006 created significant competition among builders and home sellers for a shrinking number of prospective home buyers. This led to downward pressure on home prices in many areas that still persist in many markets. However, for the twelve months ended December 31, 2012, modest improvement in the economy and moderate change in buyer’s perceptions appear to be stabilizing home prices and accordingly reducing sales incentives.

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

At December 31, 2012, the Company has initiated the process of securing rezoning and land development permits related to the BLVD Newell project. Securing the rezoning and land development permits requires local government approval from the County within which the property resides. There can be no assurances made regarding the Company’s ability to secure the rezoning and land development permits necessary for its intended use of the property.

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

We utilize our technology infrastructure to facilitate marketing of our projects as well. Through our web site, www.comstockhomebuilding.com, our customers and prospective customers receive automatic electronic communications from us on a regular basis. Our corporate marketing directors work with in-house marketing and technology specialists to develop advertising and public relations programs for each project that leverage our technology capabilities. During 2012, we continued to increase our utilization of internet based marketing platforms in lieu of print advertisements. We believe that the home buying population will continue to increase its reliance on information available on the internet to help guide their home buying decision. Accordingly, our marketing efforts will continue to seek to leverage this trend in an effort to lower per sale marketing costs while maximizing potential sales.

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

Employees

At December 31, 2012, we had 37 full-time and 1 part time employees. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers of the Registrant

Our executive officers and other management employees and their respective ages and positions as of December 31, 2012 are as follows:

Name	Age	Current Position
Christopher Clemente	53	Chairman and Chief Executive Officer
Gregory V. Benson	58	President, Chief Operating Officer
Joseph M. Squeri	47	Chief Financial Officer
Jubal R. Thompson	43	General Counsel and Secretary

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

Risks Relating to Our Business

We engage in construction and real estate activities, which involve a high degree of risk. Our business, financial condition, operating results and cash flows may be impacted by a number of factors. A discussion of the risks associated with these factors is included below.

Our operations require significant capital and our continuing operations and future growth depends on the availability of construction, acquisition and development loans, which may not to be available at the time it is needed or at favorable terms.

The real estate development industry is capital intensive and requires significant expenditures for operations, land purchases, land development and construction as well as potential acquisitions of other homebuilders or developers. In order to maintain our operations, we will need to obtain additional financing. These funds can be generated through public or private debt or equity financings, operating cash flow, additional bank borrowings or from strategic alliances or joint ventures. In light of the current economic climate we may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. In addition, to finance projects, we have historically utilized construction, acquisition and development loans. These credit facilities tend to be project-oriented and generally have variable rates and require significant management time to administer. Further, this type of financing is typically characterized by short-term loans, which are subject to call. The availability of borrowed funds, especially for land acquisition and construction financing, has been greatly reduced, and lenders may require us to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. Furthermore, if financial institutions discontinue providing these facilities to us, we would lose our primary source of financing our operations or the cost of retaining or replacing these credit facilities could increase dramatically. If we do not have access to additional capital or funds to continue or operations or grow our business, we may be required to delay, scale back or abandon some or all of our operating strategies or reduce capital expenditures and the size of our operations. As a result, such an inability to access additional capital would likely cause us to experience a material adverse effect on our business, results of operations and financial condition.

Our ability to sell homes and, accordingly, our results of operations, will be affected by the availability of mortgage financing to potential home buyers.

Most home buyers finance their purchase of a new home through third-party mortgage financing. As a result, residential real estate demand is adversely affected by increases in interest rates and decreases in the availability of consumer mortgage financing. Increased monthly mortgage costs and the unavailability of financing to potential home buyers have depressed the market for new homes. For instance, recent initiatives to tighten underwriting standards have made mortgage financing more difficult to obtain for some of our entry-level home buyers, which has led to decreased demand from these buyers. Even if potential home buyers do not experience difficulty securing mortgage financing for their purchase of a new home, increases in interest rates and decreased mortgage availability or significant alterations to mortgage product types could make it harder for them to sell their existing homes. This could continue to adversely affect our operating results and financial condition.

Fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which could adversely affect our revenues, earnings and cash flows.

We are subject to the potential for significant fluctuations in the market value of our land and home inventories. We must constantly locate and acquire new tracts of undeveloped and developed land if we are to support growth in our home building operations. There is a lag between the time we acquire control of undeveloped land or developed home sites and the time that we can bring communities built on that land to market. This lag time varies from site to site as it is impossible to predict with any certainty the length of time it will take to obtain governmental approvals and building permits. The risk of owning undeveloped land, developed land and homes can be substantial. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land and home inventories could occur if market conditions deteriorate or if we purchase land or build home inventories at higher prices during stronger economic periods and the value of those land or home inventories subsequently declines during weaker economic periods. We could also be forced to sell homes, land or lots for prices that generate lower profit than we anticipated, or at a loss, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a continued decline in the market value of our land or home inventories may give rise to additional impairments of our inventory and write-offs of contract deposits and feasibility cost, which may result in a breach of financial covenants contained in one or more of our credit facilities, which could cause a default under those credit facilities. Defaults in these credit facilities are often times the responsibility of Comstock, as Comstock is the guarantor of most of its subsidiary’s debts.

We evaluated all of our projects to determine if recorded carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale. This evaluation resulted in an aggregate 2012 impairment charge of $2.4 million. Impairment charges are recorded as a reduction in our capitalized costs. The impairment charge was calculated based on the estimated fair value less costs to sell under the Company’s revised disposition strategy. See real estate held for development and sale Note 4 within the Notes to the Consolidated Financial Statements.

Our ability to use our Net Operating Losses (“NOLs”) and, in certain circumstances, future built-in losses and depreciation deductions can be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

We currently have approximately $116 million in federal and state NOLs with a potential value of up to approximately $45 million in tax savings. These deferred tax assets are currently fully reserved. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2012, the cumulative shift in the Company’s stock would not cause an inability to utilize any of our NOL asset.

The Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected if there is an “ownership change” as defined under Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, Comstock adopted a Section 382 stockholder rights plan (the “Rights Plan”). The Rights Plan was adopted to reduce the likelihood of such an unintended “ownership change” and thus assist in preserving the value of these tax benefits. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years. This plan was submitted to a vote of the Company’s shareholders on June 17, 2011, and the plan was approved at that meeting.

Home prices and sales activities in the Washington, D.C. geographic market have a large impact on our results of operations because we conduct substantially all of our business in this market.

We currently develop and sell homes exclusively in the Washington, D.C. market; consequently home prices and sales activities in the Washington, D.C. geographic market have a large impact on our results of operations. Although demand in this area historically has been strong, the historical slowdown in residential real estate demand and reduced availability of consumer mortgage financing have reduced the likelihood of consumers seeking to purchase new homes, which has had and will likely continue to have a negative impact on the pace at which we receive orders for our new homes. As a result of the foregoing and general economic conditions, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our homes or our offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. Our limited geographic diversity means that adverse general economic, weather or other conditions in this market could adversely affect our results of operations and cash flows or our ability to grow our business.

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

We are subject to extensive and complex laws and regulations that affect the land development and home building process, including laws and regulations related to zoning, permitted land uses, levels of density (number of dwelling units per acre), building design, access to water and other utilities, water and waste disposal and use of open spaces. In addition, we and our subcontractors are subject to laws and regulations relating to worker health and safety. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of our markets, we are required to pay environmental impact fees, use energy saving construction materials and give commitments to provide certain infrastructure such as roads and sewage systems. We are also subject to real estate taxes and other local government fees on real estate purchases. We must also obtain permits and approvals from local authorities to complete residential development or home construction. The laws and regulations under which we and our subcontractors operate, and our and their obligations to comply with them, may result in delays in construction and development, cause us to incur substantial compliance and other increased costs, and prohibit or severely restrict development and home building activity in certain areas in which we operate. If we are unable to continue to develop communities and build and deliver homes as a result of these restrictions or if our compliance costs increase substantially, our revenues, earnings and cash flows may be reduced.

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

We are dependent on the services of certain key employees, and the loss of their services could harm our business.

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

We, from time to time, may be affected by circumstances beyond our control, including:

•	work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers;

•	lack of availability of adequate utility infrastructure and services;

•	Increases in transportation cost for delivery of materials;

•	our need to rely on local subcontractors who may not be adequately capitalized or insured; and

•	shortages or fluctuations in prices of building materials.

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

Insurance and surety companies have reassessed many aspects of their business and, as a result, may take actions that could negatively affect our business. These actions could include increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverage’s, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our business. Additionally, coverage for certain types of claims, such as claims relating to mold, is generally unavailable. Further, we rely on surety bonds, typically provided by insurance companies, as a means of limiting the amount of capital utilized in connection with the public improvement sureties that we are required to post with governmental authorities in connection with land development and construction activities. The cost of obtaining these surety bonds is, from time to time, unpredictable and these surety bonds may be unavailable to us for new projects. These factors can delay or prohibit commencement of development projects and adversely affect revenue, earnings and cash flows.

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

Our Eclipse project is part of a larger development located at Potomac Yard in Northern Virginia. Potomac Yard was formerly part of a railroad switching yard contaminated as a result of rail-related activities. Remediation of the property was conducted under supervision of the U.S. Environmental Protection Agency, or EPA, in coordination with state and local authorities. In 1998, federal, state and local government agencies authorized redevelopment of the property. Our development at the project was consistent with those authorizations. Although concentrations of contaminants remain on the property under the EPA-approved remediation work plan, the EPA has determined that they do not present an unacceptable risk to human health or the environment. However, the EPA’s determination does not preclude private lawsuits and it is possible that we could incur costs to defend against any claims that may be brought in the future relating to any such contaminants.

If we are not able to develop our communities successfully, results of operations and financial condition could be adversely impacted.

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

Our operating results, including revenue and net income, have varied over time due to a number of conditions. If we are unable to successfully manage these conditions or factors, our operating results may continue to vary and may also suffer.

The homebuilding industry is cyclical and we expect to experience variability in our revenues and net income. The volume of sales contracts and closings typically varies from month to month and from quarter to quarter depending on several factors, including the stages of development of our projects, the uncertain timing and cost of real estate closings, weather and other factors beyond our control. The homebuilding industry is cyclical. In the early stages of a project’s development, we incur significant start-up costs associated with, among other things, project design, land acquisition and development, construction and marketing expenses. Since revenues from sales of properties are generally recognized only upon the transfer of title at the closing of a sale, no revenue is recognized during the early stages of a project unless land parcels or residential home sites are sold to other developers. Periodic sales of properties may be insufficient to fund operating expenses. Further, if sales and other revenues are not adequate to cover operating expenses, we will be required to seek sources of additional operating funds. Accordingly, our financial results will vary from community to community and from time to time.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism, may cause disruption to the U.S. economy, or the Washington, D.C. metro area, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our revenues, earnings and cash flows.

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

Risks Related to our Common Stock and Level of Indebtedness

Our level of indebtedness may harm our financial condition and results of operations.

Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	A portion of our cash flows from operations will be dedicated to the payment of any interest or amortization required with respect to outstanding indebtedness;

•	Increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•

Depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited.

At the scheduled maturity of our credit facilities or in the event of an acceleration of a debt facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

Our stock has been volatile and we expect that it will continue to be volatile.

Our stock price has been volatile, and we expect it will continue to be volatile. For example during the year ended December 31, 2012, the closing price of our common stock ranged from a high of $1.94 to a low of $1.10. The volatility of our stock price can be due to factors such as:

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

Messrs. Clemente and Benson own 100% of our outstanding Class B common stock, which, together with their shares of Class A common stock, represent approximately 78% of the combined voting power of all classes of our voting stock as of March 27, 2013. As a result, Messrs. Clemente and Benson, acting together, have control over us, the election of our board of directors and our management and policies. Messrs. Clemente and Benson, acting together, also have control over all matters requiring stockholder approval, including the amendment of certain provisions of our certificate of incorporation and bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

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

Our Board of Directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 20,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders, even where stockholders are offered a premium for their shares. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of Class A common stock, including the loss of voting control. We have no present plans to issue any shares of preferred stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

On December 31, 2009, the Company, through an affiliate, Comstock Property Management, L.C., entered into a three-year lease for approximately 7,620 square feet of office space for its corporate headquarters at 1886 Metro Center Drive, Reston, Virginia from Comstock Asset Management, L.C., an affiliate wholly-owned by our Chief Executive Officer. On September 19, 2012, the Company amended the lease for an additional 2,436 square feet of office space, or a total 10,056 square feet, for its corporate headquarters, with an effective date of July 1, 2012. Refer to related party transactions Note 12 within the Notes to the Consolidated Financial Statements.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Class A common stock is traded on NASDAQ under the symbol “CHCI”. The following table sets forth the high and low sale prices of our Class A common stock, as reported on NASDAQ, for the periods indicated:

	High	Low
Fiscal Year Ended 2011
First quarter	$2.07	$1.09
Second quarter	$1.43	$0.90
Third quarter	$1.59	$0.86
Fourth quarter	$1.22	$0.91
Fiscal Year Ended 2012
First quarter	$2.03	$1.08
Second quarter	$1.82	$1.13
Third quarter	$1.53	$1.10
Fourth quarter	$1.59	$1.15

Dividends

We have never paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Our board of directors has previously authorized the repurchase of up to 1.0 million shares of our Class A common stock in one or more open market or privately negotiated transactions. During the twelve months ended December 31, 2012, we did not repurchase any of our outstanding Class A common stock. As of December 31, 2012, 0.6 million shares of Class A common stock authorized for repurchase remain available for repurchase; however, we have no immediate plans to repurchase stock under this authorization. On December 31, 2012, there were approximately 37 record holders of our Class A common stock. On December 31, 2012 there were two holders of our Class B common stock.

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

Apartment Buildings

For Comstock’s apartment sector, we develop projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale when completed or operate the assets within our own portfolio. Operating the assets for our own account affords us the flexibility of converting the units to condominiums in the future. When developing rental communities, we design our products to be affordable for tenants that fit one of two groups: (i) young first-time renters or (ii) renters by choice.

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

We believe that our significant experience over the past 27 years, combined with our ability to navigate through two major housing downturns (early 1990s and late 2000s), have provided us the experience necessary to capitalize on attractive opportunities in our core market of Washington, D.C. and to rebuild shareholder value. We believe that our focus on the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, should provide an opportunity to generate attractive returns on investment and for growth.

Recent Developments

New Hampshire Ave. Ventures, LLC

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, to acquire, develop and construct 111 residential units, consisting of 38 single-family homes and 73 townhomes, in Washington, D.C. (the “NHA Project”). The Company, through New Hampshire Ave. Ventures, LLC, entered into a $3.0 million mezzanine loan (the “NHA Mezzanine Loan”) in connection with the NHA Project with the Rosalie K. Stahl Trust, utilized to acquire the fully entitled land. Concurrent with the formation of the joint venture, the Company entered into a three-year loan agreement with Eagle Bank pursuant to which the Company secured a $6.0 million revolving development loan and a $4.0 million revolving construction loan (collectively, the “Eagle NHA Revolver”) to finance the development and construction of the NHA Project. Refer to Note 9 within the Notes to the Consolidated Financial Statements for further discussion of the terms of these financing arrangements.

Comstock Eastgate, L.C.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development II, LLC, to acquire, develop and construct 66 residential condominium units in Loudoun County, VA (the “Eastgate Project”). Concurrent with the formation of the joint venture, the Company entered into a loan agreement with Cardinal Bank to which the Company secured a $2.5 million revolving construction loan to finance the construction of the units. Refer to Note 9 within the Notes to the Consolidated Financial Statements for further discussion of the terms of the financing arrangement.

Comstock Redland Road, L.C.

On December 27, 2012, the Company formed Comstock Redland Road, L.C., a wholly owned subsidiary, to acquire, develop and construct 3 single-family moderately priced dwelling units, 36 townhome units and a 117-unit multi-family residential building. Concurrent with formation of the entity, the Company completed the acquisition through securing a $2.5 million acquisition bridge loan with Eagle Bank and a $5.75 million Deferred Purchase Money Promissory Note with TSR-Shady Grove, LLC, a Maryland limited liability Company. Refer to Note 9 within the Notes to the Consolidated Financial Statements for further discussion of the terms of these financing arrangements. Further, these financing arrangements were repaid in full on March 25, 2013 through new arrangements with Eagle Bank. Refer to Note 20 within the Notes to the Consolidated Financial Statement for further discussion of the terms of the new arrangement with Eagle Bank.

Comstock Investors VII, L.C.

On March 14, 2013, Comstock Investors VII, L.C. (“Investors VII”), a subsidiary of the Company entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors (the “Purchasers,” and each a “Purchaser”), pursuant to which the Purchasers purchased membership interests (“Interests”) in Investors VII for an initial aggregate principal amount of $6,925 of an up to $7,000 capital raise (the “Private Placement”). Purchasers included unrelated third-party accredited investors along with members of the Company’s Board of Directors and the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. The Subscription Agreement provides that the Purchasers are entitled to a cumulative, compounded, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the Interests of the Purchasers, provided that (i) all of the Purchasers’ Interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Purchasers’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Private Placement provides capital related to the current and planned construction of the Company’s following projects: The Residences at Shady Grove in Rockville, Maryland consisting of 36 townhomes, The Hampshires project in Washington, D.C. consisting of 38 single family residences and 73 townhomes, and the Falls Grove project in Prince William County, Virginia consisting of 110 townhomes and 19 single family homes (collectively, the “Projects”). Proceeds of the Private Placement are to be utilized (i) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (ii) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (iii) for general corporate purposes of the Company.

As part of the Private Placement, the Company also issued warrants to purchase shares of the Company’s Class A Common Stock (“Class A Common stock”) (“Warrants,” and each a “Warrant”) to Purchasers who are not officers, directors or affiliates of the Company that purchased Interests that equaled or exceeded an initial investment amount of $250. The Warrants represent the right to purchase up to 224 shares of Class A Common Stock, the maximum aggregate amount of warrants approved for issuance under the Private Placement. The Warrants have an initial exercise price which is equal to the average of the closing price of the Class A Common Stock of the 20 trading days preceding the issuance of the Warrant. The Warrants contain a cashless exercise provision. In the event the Purchasers exercise the Warrants on a cashless basis, the Company will not receive any proceeds. Warrants may be exercised at any time prior to March 14, 2023.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard (“IFRS”),” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and expands the disclosure requirements, particularly for Level 3 fair value measurements. The guidance was effective for the Company beginning February 1, 2012 and is applied prospectively. The adoption of this guidance, which relates primarily to disclosure, did not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income” (“ASU2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The guidance was effective for the Company beginning January 1, 2012 and is applied prospectively. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to make certain estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to the consolidation of variable interest entities, revenue recognition, impairment of real estate held for development and sale, warranty reserve and our environmental liability exposure. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates.

A summary of significant accounting policies is provided in Note 2 to our audited consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that require our most difficult, subjective or complex judgments and estimates.

Real estate held for development and sale

Real estate held for development and sale includes land, land development costs, construction and other costs. Real estate held for development and use is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. Costs incurred to sell real estate are capitalized to the extent they are reasonably expected to be recovered from the sale of the project and are tangible assets or services performed to obtain regulatory approval of sales. Other selling costs are expensed as incurred.

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. For assets held for development and use, estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value including management’s plans for the property. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable.

The Company has classified its Eclipse and Penderbrook projects as held for sale and accordingly, carries the projects at fair value less costs to sell as determined by discounted cash flow models, by reference to comparable market transactions, or relevant purchase offers. Discounted cash flow models are dependent upon several subjective factors, including estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. The estimates of sales prices, sales pace and discount rates used by the Company are based on the best information available at the time the estimates are made.

In the third quarter of 2012, management evaluated its strategic alternatives with respect to its real estate projects classified as held for sale with the objective of creating additional near term liquidity. As a result, a decision was made to market the Potomac Yard project in a bulk sale transaction, rather than by selling directly to prospective home buyers, significantly accelerating absorption. The impairment charge of $2,358 for the year ended December 31, 2012, reflects the write down to estimated fair value less costs to sell under the revised disposition strategy, however, there can be no assurance that the Company will be successful in the sale of the Potomac Yard project in a bulk sale and in the absence thereof, the Company will continue selling to prospective home buyers. There were no impairment charges recorded during the year ended December 31, 2011.

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31, 2012	December 31, 2011
Land and land development costs	$19,378	$4,693
Cost of construction (including capitalized interest and real estate taxes)	8,403	16,519

	$27,781	$21,212

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

	Years ended December 31,
	2012	2011
Balance at beginning period	$1,009	$1,110
Additions	52	110
Releases and/or charges incurred	(98)	(211)

Balance at end of period	$963	$1,009

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

Income taxes

The effective tax rate for the years ended December 31, 2012 and 2011 was 0% and 3%, respectively. This resulted in zero and $33 in tax expense for the twelve month periods ended December 31, 2012 and 2011, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company previously recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. In the future, if the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance.

The Company currently has approximately $116 million in federal and state NOLs, which based on current statutory tax rates, has a potential fair value of approximately $45 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Section 382 rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2012, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of December 31, 2012, because of the Company’s full valuation allowance on its net deferred tax assets.

The Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected if there is an “ownership change” as defined under Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, Comstock adopted a Section 382 stockholder rights plan (the “Rights Plan”). The Rights Plan was adopted to reduce the likelihood of such an unintended “ownership change” and thus assist in preserving the value of these tax benefits. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years. This plan was submitted to a vote of the Company’s shareholders on June 17, 2011, and the plan was approved at that meeting.

The Company has not recorded any accruals for tax uncertainties as of December 31, 2012 and 2011, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2011 tax years remain subject to examination by federal and most state tax authorities.

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

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

Orders, backlog and cancellations

Gross new order revenue, revenue from all units sold, for the year ended December 31, 2012 increased $4.4 million to $18.9 million on 57 units, including condominium units, single-family units and townhome units, as compared to $14.5 million on 50 units for the year ended December 31, 2011. Net new order revenue, revenue for all units sold less revenue from cancellations, for the year ended December 31, 2012 increased $2.3 million to $16.4 million on 51 units as compared to $14.1 million on 48 units for the year ended December 31, 2011. The average gross new order revenue per unit for the year ended December 31, 2012 increased by $42 to $332, as compared to $290 for the year ended December 31, 2011. Our backlog at December 31, 2012 increased $4.8 million to $5.4 million on 9 units as compared to our backlog at December 31, 2011 of $0.6 million on 3 units.

We have four Washington, D.C. projects where we have units available for sale: Penderbrook Square in Fairfax, VA, the Eclipse at Potomac Yard in Arlington, VA, The Hampshires in Northeast, Washington D.C. and Eastgate in Chantilly, VA. As of December 31, 2012, there were 4 units in backlog for a total of $1.8 million related to the Penderbrook and Eclipse projects. Because unit sales at these projects are generated from completed inventory, we do not need to construct units after a sales contract is executed with a unit purchaser. As a result, we are able to quickly execute on a sales contract and deliver the unit to the purchaser with deliveries typically made within thirty days of contract execution. The Hampshires project opened its first model home and began sales in August 2012 and at December 31, 2012, there were 5 units in backlog for a total of $3.6 million. The first model is expected at Eastgate in the 1st quarter of 2013, with sales anticipated to begin concurrently with the opening. Unit sales at The Hampshires and Eastgate projects are generated from inventory that must be developed and constructed, thus the delivery of the units to the purchaser typically is made in 90 - 120 days from execution of the sales contract with the purchaser.

Revenue – homebuilding

The number of units delivered for the year ended December 31, 2012 decreased by 3 to 45 as compared to 48 units for the year ended December 31, 2011. Average revenue per unit delivered decreased by approximately $34 to $259 for the year ended December 31, 2012 as compared to $293 for the year ended December 31, 2011. Revenue from homebuilding decreased by $2.5 million to $11.6 million for the year ended December 31, 2012 as compared to $14.1 million for the year ended December 31, 2011. For the year ended December 31, 2012, 37 units were settled at Penderbrook and 8 units at Eclipse, as compared to 29 units at Penderbrook and 17 units at Eclipse for the year ended December 31, 2011. The decrease in settlements and decrease in average sales price is largely a function of the available product mix at condominium projects. As of December 31, 2012, there are 19 units remaining in our Eclipse project and 2 units remaining in our Penderbrook project. This compares to 27 units and 39 units, respectively, for Eclipse and Penderbrook at December 31, 2011.

Revenue – other

Revenue – other decreased approximately $5.2 million to $2.7 million during the year ended December 31, 2012, as compared to $7.9 million for the year ended December 31, 2011. These decreases are directly attributable to the completion of several general contracting projects in the latter quarters of 2011 and through 2012, as well as from the reduction in rental operations at the Penderbrook and Eclipse developments due to absorption of the units. The Company has encountered a slowdown in general contracting services, but it continues to pursue opportunities within the Real Estate Services segment as they become available.

Revenue – other includes $0.4 million and $1.2 million of revenue generated by our rental communities during the twelve months ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012 and 2011, other revenue includes $1.9 million and $4.9 million, respectively, of related party real estate service revenue as further discussed in Note 12 to the consolidated financial statements.

We consider revenue to be from homebuilding when there is a structure built or being built on the lot when delivered. Sales of lots occur, and are included in other revenues, when we sell raw land or finished home sites in advance of any home construction.

Cost of sales – homebuilding

Cost of sales – homebuilding for the year ended December 31, 2012 decreased by $2.5 million, to $9.7 million as compared to $12.2 million for the year ended December 31, 2011. The unit mix of homes settled during the year ended December 31, 2012 accounted for the decrease in the aggregate cost of sales figures. For the year ended December 31, 2012, gross margins increased to 16.4% on units settled as compared to 13.5% for the year ended December 31, 2011. The increase in margins is attributable to an increase in traffic and absorption at the two condominium projects resulting in a slight increase in pricing across those units. Further, this is a reflection of impairment charges recorded on the Eclipse project during the 3rd quarter of 2012.

Cost of sales – other

Cost of sales – other decreased approximately $3.9 million to $3.5 million during the year ended December 31, 2012 as compared to $7.4 million for the year ended December 31, 2011. Included in cost of sales – other for the year ended December 31, 2012, costs and gross profits (losses) totaled $1.6 million and $(1.2) million, respectively, related to rental operations at Penderbrook and Eclipse. Included in cost of sales – other for the year ended December 31, 2011, costs and gross profits (losses) totaled $1.5 million and $(0.3) million, respectively, related to the same rental operations. As a result of the continued absorption of the condominium units at Penderbrook and Eclipse, rental revenues have declined and the impact of fixed costs on gross profit has been more significant. The Company expects this trend to continue as the final units within the two condominium projects are absorbed.

Included in cost of sales – other for the year ended December 31, 2012, were costs and gross profits that totaled $1.9 million and $0.4 million, respectively, related to our aforementioned general contracting projects. Included in cost of sales – other for the year ended December 31, 2011, costs and gross profits that totaled $5.9 million and $0.7 million, respectively, related to the same general contracting business. These decreases in the year ended December 31, 2012 are directly related to the decrease in the number of ongoing general contracting projects. Consequently, the decline in revenues generated within the Real Estate Services segment and the impact relative to the fixed costs on gross profit has been more significant. The Company has one ongoing project and continues to pursue opportunities to expand the Real Estate Services segment.

Impairments and write-offs

We recorded an impairment charge of $2.4 million during the year ended December 31, 2012, to properly record our for sale project at fair market value less costs to sell consistent with the provisions of ASC 360. No impairment charges were recorded during the twelve months ended December 31, 2011. See real estate held for development and sale Note 4 within the Notes to the Consolidated Financial Statements for discussion and analysis.

We evaluated all of our projects to determine if recorded carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale. This evaluation resulted in an aggregate 2012 impairment charge of $2.4 million. The impairment charge was realized related to the Company’s revised disposition strategy. See real estate held for development and sale Note 4 within the Notes to the Consolidated Financial Statements.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2012 increased $1.3 million to $8.7 million, as compared to $7.4 million for the year ended December 31, 2011. The increase in expenses for the twelve month periods ended in December 31, 2012, is primarily attributable to increases in audit and taxes fees of $134, consulting expenses of $385 and stock compensation of $530.

Interest, real estate taxes and indirect costs related to inactive projects

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate held for development and sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive which means that development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate held for development and sale are expensed as a component of cost of sales as related units are sold. Approximately, $351 and $320 of interest was capitalized to projects during the years ended December 31, 2012 and 2011, respectively.

When a project becomes inactive, its interest, real estate taxes and indirect overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the year ended December 31, 2012 and 2011, several of our historical projects were determined to be inactive for accounting purposes. Refer to Note 2 to the Consolidated Financial Statements for the breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the consolidated statement of operations.

Discontinued operations

As described in Note 16 to the Consolidated Financial Statements, on March 7, 2012, the Company’s subsidiary sold the Cascades Apartments for $19.35 million. Because the sale of the Cascades Apartments represents a component of the Company, U.S. GAAP requires the results of operations associated with the Cascades Apartments to be included in Discontinued Operations. Accordingly, the net gain from the sale of the project of $6.5 million is reflected within Discontinued Operations in the accompanying financial statements. Although the sale of the Cascades project is presented in the accompanying financial statements under Discontinued Operations, developing apartments for the purpose of selling is a component of the Company’s ongoing strategy and operating activities. The Company continues to pursue such projects within its Apartment Buildings segment and anticipates that sales of similar operating projects will be reflected in this manner.

Income taxes

The effective tax rate for the years ended December 31, 2012 and 2011 was 0% and 3%, respectively. This resulted in zero and $33 in tax expense for the twelve month periods ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings to finance construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, rental apartment projects, finished and raw building lots and the sale of equity and debt securities.

The Company is involved in ongoing discussions with lenders in an effort to provide additional growth capital to fund various new business opportunities. In addition, on March 14, 2013, the Company, through its wholly-owned subsidiary Comstock Investors VII, L.C., entered into subscription agreements with certain accredited investors (“Comstock VII Investors”), pursuant to which the Comstock VII Investors purchased membership interests in the subsidiary for an initial aggregate principal amount of $6,925, of an up to $7,000 capital raise. Further, we have executed extensions and obtained new facilities to significantly reduce the debt obligations maturing in 2013. As of December 31, 2012, the maturities and curtailment obligations for 2013 was $14,027, of which, the new facilities and extensions resulted in $13,291 of the obligations with revised maturities beginning in 2015 and beyond. Refer to Note 20 for more details on the capital raise and changes to our credit facilities. We are anticipating that through a combination of the capital raised through the aforementioned private placement, current available cash on hand and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain our operations through the next 12 months, though no assurances can be made that we will be successful in our efforts.

Credit Facilities

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property.

As of December 31, 2012, maturities and/or curtailment obligations of all of our borrowings are as follows:

2013	$14,027
2014	4,084
2015	6,422
2016	—
2017 and thereafter	3,096

Total	$27,629

As a result of debt extensions, repayments, and new facilities secured after December 31, 2012, as disclosed in Note 20 to the consolidated financial statements, we have significantly reduced the maturities and curtailment obligations for 2013. As of December 31, 2012, the maturities and curtailment obligations for 2013 was $14,027, of which, the new facilities and extensions resulted in $13,291 of the obligations with revised maturities beginning in 2015 and beyond.

The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As described in more detail below, at December 31, 2012 and 2011 our outstanding debt by lender was as follows:

Bank	Balance as of 12/31/12	Balance as of 12/31/11	Recourse
SunBridge, net of $0.0 million and $0.6 million discount, respectively	$—	$10,178	Secured
Cardinal Bank	636	9,957	Secured
Bank of America	3,096	3,751	Unsecured
Cornerstone (Haven Trust)	—	400	Unsecured
Branch Banking & Trust	263	263	Secured

Wachovia	—	133	Unsecured
Seller – Emerald Farm	100	100	Secured
Fifth Third	—	25	Unsecured
Eagle Bank – Potomac Yard / Penderbrook	4,084	—	Secured
Eagle Bank – New Hampshire Ave.	3,159	—	Secured
Eagle Bank – Redland Road	2,500	—	Secured
Rosalie K. Stahl Trust	3,000	—	Secured
TSR-Shady Grove, LLC.	5,750	—	Secured

	22,588	24,807
Due to affiliates – Stonehenge Funding	5,041	5,008	Unsecured

Total	$27,629	$29,815

Significant 2012 Borrowings

Eagle Bank

On May 29, 2012, the Company, through its Comstock Potomac Yard, L.C. and Comstock Penderbrook, L.C. subsidiaries, entered into a loan agreement with Eagle Bank pursuant to which the Company secured a $9.96 million loan with a twenty-seven month term (the “Eagle Bank Loan”) to refinance the Company’s Eclipse condominium project and Penderbrook Square condominium project. Proceeds from the Eagle Bank Loan were primarily utilized (i) to pay off existing indebtedness of approximately $7.97 million, (ii) set up an interest reserve escrow pursuant to the term of agreement in the amount $0.5 million, (iii) pay approximately $0.1 million in settlement charges and closing costs, and (iv) for general corporate purpose. The interest reserve escrow is held in the name of the bank, and if the borrower defaults under the loan agreement, the bank has sole discretion to apply the funds or portion of the funds to pay off the indebtedness. Commencing thirty days after closing, the Company is required to make monthly payments of interest only on outstanding principal balance, principal curtailment payments upon settlements at the two subsidiaries and a minimum principal curtailment payment of $4.98 million no later than 12 months following the closing of the Eagle Bank Loan. There is no prepayment penalty associated with the Eagle Bank Loan. The balance outstanding at December 31, 2012 was $4.08 million.

On August 23, 2012, the Company, through New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, entered into a three-year loan agreement and related documents with Eagle Bank securing a $6.0 million revolving development loan and a $4.0 million revolving construction loan (collectively, the “Eagle NHA Revolver”) to finance The Hampshires, the Company’s 111-unit project located in Washington, D.C. Proceeds from the Eagle NHA Revolver will primarily be utilized to (i) pay for expenses associated with the Eagle NHA Revolver; (ii) reimburse the Company for development costs previously expended and (iii) to pay for the future development and construction related expenses. Under the terms of the Loan Agreement, the Eagle NHA Revolver provides for an initial floating interest rate of LIBOR plus 3% with an interest rate floor of 5.75%. The New Hampshire Ave. Ventures, LLC is required to make monthly interest payments on the Eagle NHA Revolver to the extent not offset by a $400 interest reserve initially set aside for the benefit of the Borrower and is required to make a minimum principal curtailment under the development portion of the Eagle NHA Revolver of $3.22 million by December 31, 2013 and additional curtailments on a quarterly basis thereafter. There is no prepayment penalty associated with the Eagle NHA Revolver, which is secured by a first deed of trust and is fully guaranteed by the Company. The balance outstanding at December 31, 2012 was $3.16 million.

On December 27, 2012, the Company, through Comstock Redland Road, L.C. subsidiary (the “Borrower”) entered into an acquisition bridge loan (the “Bridge Loan”) with Eagle Bank (“Lender”), pursuant to which the Company secured $2.5 million to finance the Company’s acquisition of the property directly adjacent to the Shady Grove Metro in Rockville, Montgomery County, Maryland. The Company utilized the proceeds from the Eagle Bank Loan (the “Bridge Loan”) to (i) pay for the acquisition of land planned for development of 36 townhomes, 3 single family, and a 117-unit multi-family apartments and (ii) to pay for expenses associated with settlement charges and closing costs. Under the terms of the loan agreement, the Bridge Loan provides for an interest rate of 5% per annum. The Company is expected to make monthly interest payments commencing thirty days after closing, with entire principal balance due March 28, 2013. The loan is secured by a promissory note, second deed of trust and security agreement on the property, second deed of trust and security agreement on the Potomac Yard project, a guaranty of Comstock Holding Companies, Inc., Comstock Potomac Yard, L.C. and Christopher Clemente, the Chief Executive Officer of Comstock Holding Companies, Inc., and other ancillary documents (collectively, the “Bridge Loan Documents”) . There is no prepayment penalty associated with the Bridge Loan. The amount outstanding at December 31, 2012 was $2.5 million. The Bridge Loan was repaid in full on March 25, 2012 as further described in Note 20 to the consolidated financial statements.

Rosalie K. Stahl Trust

On August 23, 2012, the Company, through New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, also entered into a $3.0 million mezzanine loan (the “NHA Mezzanine Loan”) in connection with the The Hampshires project with the Rosalie K. Stahl Trust. Proceeds from the NHA Mezzanine Loan, which has a three-year maturity date, were utilized to acquire the land for development of the project. The NHA Mezzanine Loan provides for an interest rate of 13.5% per annum, interest to be paid current on a monthly basis, with the full principal balance being due at maturity. The NHA Mezzanine Loan is secured by a second deed of trust, which is fully subordinate to the Eagle NHA Revolver and is non-recourse to the Company. There is no prepayment penalty associated with the NHA Mezzanine Loan.

Cardinal Bank

On September 27, 2012, the Company, through Comstock Eastgate, L.C. (“Eastgate”), a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development I, LLC, entered into a loan agreement with Cardinal Bank to which the Company secured a $2.5 million revolving construction loan (the “Cardinal Bank Revolver”) to finance The Villas at Eastgate, the Company’s 66-unit project located in Loudoun County, VA. The loan maturity is twelve months from origination, with an automatic extension of twelve months subject to the Company meeting sales conditions, which include (i) entering into binding contracts for the sale of eighteen units and (ii) settling twelve units, each by the one year anniversary of the loan. The proceeds of Cardinal Bank Revolver will be primarily utilized to pay expenses associated with the loan and future construction expenses of the project. The Cardinal Bank Revolver provides for a variable interest rate of Prime plus 0.5%, with an interest rate floor of 4.75%. Commencing thirty days after loan close, the Company is required to make monthly payments of interest only and upon the closing of the sale of a unit, make principal curtailment payments of 100% of unit costs borrowed. There is no prepayment penalty associated with the Cardinal Bank Revolver.

TSR-Shady Grove, LLC

On December 27, 2012, the Company, through the Comstock Redland Road, L.C. subsidiary, entered into a Deferred Purchase Money Promissory Note with TSR-Shady Grove, LLC, a Maryland Limited liability company, pursuant to which the Company secured $5.75 million for the acquisition of land planned for development of 36 town houses, 3 single family moderately priced dwelling units and a 117-unit multi-family apartments. The TSR-Shady Grove Loan provides for an interest rate of 6% per annum, interest is payable commencing thirty days after closing, with entire principal balance due March 28, 2013. However, pursuant to the Purchase and Sale Agreement, no interest shall accrue until the property is vacated. Subsequent to December 31, 2012, the tenant vacated the property. The TSR-Shady Grove Loan is secured by a deferred purchase money first deed of trust. There is no prepayment penalty associated with Redland Road Loan. The balance outstanding at December 31, 2012 was $5.75 million. The Deferred Purchase Money Promissory Note was repaid in full on March 25, 2012 as further described in Note 20 to the consolidated financial statements.

Stonehenge

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by the Chief Executive Officer of the Company, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to unpaid principal outstanding, beginning on April 1, 2013. The Extension Agreement was subject to the approval by the Company’s board of directors and approval was obtained on March 21, 2013.

Cash Flow

Net cash used in operating activities was $16.0 million for the year ended December 31, 2012. This represents a decline from the net cash provided by operating activities of $12.7 million for the year ended December 31, 2011. However, the 2012 cash flows do not reflect the net cash flows from the sale of the Cascades Apartments of approximately $4.7 million. Although the construction, development and sale of this and potentially other future merchant build projects are an ongoing component of the Company’s operations, the sale of the project is required to be presented as Discontinued Operations. Accordingly, the net cash flows are presented within the investing and financing section of the accompanying consolidated statement of cash flows. Additionally, for 2012, other significant outflows relate to a $1.2 million reduction in accrued interest payable for debt service payments made to lenders, a $19.3 million dollar change in cash flows related to real estate held for development and sale arising from land acquisitions and expenditures for development activities and a $0.5 million reduction in payables related to payments made to vendors and compensation paid to employees, reflective of the improved cash position of the Company.

Net cash provided by investing activities was $18.9 million for the year ended December 31, 2012, primarily attributable to the sale of the Cascades Apartments. Net cash used in investing activities was $9.8 million for the year ended December 31, 2011, primarily attributable to the development of the Cascades Apartments.

Net cash used in financing activities was $5.0 million for the year ended December 31, 2012, primarily attributable to the payoff of long outstanding deficiency notes, debt curtailments on settlements and refinancing and retirement of the non-controlling interests, including preferred returns, in full related to the Cascades Apartments. Net cash provided by financing activities was $2.3 million for the year ended December 31, 2011, primarily attributable to the Private Placement for the Cascades Apartments.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2012, that our disclosure controls and procedures were effective, and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f)/15d-15(f) of the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2012, our internal control over financial reporting is effective.

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders, except that the information relating to our executive officers is included in Item 1, “Business – Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

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

(3) Exhibits

Exhibit Number	Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Stock Certificate

10.1(1)	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C.

10.2(1)	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C.

10.3(1)	Form of Indemnification Agreement

10.4(1)	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.5(1)	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc.

10.6(1)	2004 Long-Term Incentive Compensation Plan+

10.7(1)	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan+

10.8(2)	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan+

10.9(1)	Employee Stock Purchase Plan+

10.10(2)	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C.

10.11(2)	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.

10.12(1)	Employment Agreement with Christopher Clemente+

10.13(1)	Employment Agreement with Gregory Benson+

10.14(1)	Confidentiality and Non-Competition Agreement with Christopher Clemente+

10.15(1)	Confidentiality and Non-Competition Agreement with Gregory Benson+

10.16(1)	Trademark License Agreement

10.17(2)	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C.

10.18(4)	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson

10.19(5)	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006

10.20(6)	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein

10.21(6)	Form of warrant

10.22(7)	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006

10.23(7)	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006

10.24(7)	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006

10.25(7)	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006

10.26(9)	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC.

10.27(9)	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC.

10.28(9)	Supplement to Indenture, dated as of January 7, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.29(9)	Amended and Restated Indenture, dated as of March 14, 2008, by and between the Registrant and Wells Fargo Bank, N.A.

10.30(10)	Forbearance and Conditional Release Agreement, dated as of November 25, 2008, by and among Highland Avenue Properties, LLC, Comstock Homes of Atlanta, LLC, the Registrant and Bank of American, N.A.

10.31(10)	Sixth Loan Modification Agreement, dated as of November 26, 2008, by and among the Registrant and Bank of America, N.A.

10.32(10)	Amended and Restated Promissory Note (Tribble Road Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.33(10)	Loan Modification and Forbearance Agreement, dated as of December 10, 2008, by and among the Registrant, various wholly owned subsidiaries as guarantors and Wachovia Bank, National Association.

10.34(10)	Amended and Restated Promissory Note (Revolving Line of Credit), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.35(10)	Amended and Restated Promissory Note (Term Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association.

10.36(11)	Consensual Foreclosure and Settlement Agreement, dated August 17, 2009, by and among the Registrant, et.al. and Wachovia Bank, National Association

10.37(11)	Third Amendment of Loan Agreement, dated September 16, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC

10.38(11)	Settlement Agreement and Mutual Release, dated September 21, 2009, by and among Registrant, Mathis Partners, LLC and Cornerstone Bank

10.39(11)	Forbearance Agreement, dated September 28, 2009, by and among Comstock Cascades, L.C., the Registrant and Manufacturers and Traders Trust Company

10.40(11)	Forbearance and Conditional Release Agreement, dated September 28, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Manufacturers and Traders Trust Company

10.41(11)	First Amendment to Loan Agreement, dated October 30, 2009, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., the Registrant and Key Bank National Association

10.42(11)	Forbearance and Conditional Release Agreement, dated November 10, 2009, by and among Comstock Homes of Raleigh, L.L.C., the Registrant and Fifth Third Bank, N.A.

10.43(12)	Forbearance Agreement and Second Amendment to Loan Agreement, dated January 27, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC

10.44(12)	Fourth Amendment to Sublease Agreement and Services Agreement, dated February 26, 2009, with Comstock Asset Management

10.45(12)	Subordinated Deficiency Note, dated as of September 21, 2009, by the Registrant in favor of Cornerstone Bank., successor-in-interest to Haventrust Bank.

10.46(12)	Amended and Restated Subordinated Deficiency Note, dated as of November 5, 2009, by the Registrant in favor of Wachovia Bank, National Association.

10.47(12)	Bankruptcy filing for Buckhead Overlook, LLC, filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.48(12)	Bankruptcy filing for Post Preserve, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.49(12)	Bankruptcy filing for Parker Chandler Homes, LLC f/k/a Comstock Homes of Atlanta, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division

10.50(12)	Lease Agreement, dated on or about December 31, 2009, with Comstock Asset Management, L.C. by Comstock Property Management, L.C., a subsidiary of Registrant

10.51(12)	License Agreement, effective January 1, 2010, with I-Connect

10.52(12)	Letter of Intent, effective February 12, 2010, by and between Registrant and Stonehenge Funding, L.C. and Subordination and Standstill Agreements between Registrant and Guggenheim Corporate Funding, LLC and between Registrant and Key Bank, National Association

10.53(12)	Seventh Loan Modification Agreement, dated as of February 25, 2010, by and among the Registrant and Bank of America, N.A.

10.54(12)	Memorandum Opinion, filed February 23, 2010, by the US District Court in favor of Comstock Potomac Yard, L.C., a subsidiary of Registrant, against Balfour Beatty Construction, LLC

10.55(12)	Purchase Agreement, dated October 30, 2009, by and between Comstock Station View, L.C. and M/I Homes of DC, LLC

10.56(13)	Second Amended and Restated Indenture, dated as of February 12, 2010, by and among the Registrant and Comstock Asset Management, L.C.

10.57(13)	Amended and Restated Senior Note, effective February 12, 2010, by and among, Stonehenge Funding, LC, the Registrant and Comstock Asset Management, L.C.

10.58(13)	Employment Agreement with Joseph M. Squeri+

10.59(13)	Confidentiality and Non-Competition Agreement with Joseph M. Squeri+

10.60(14)	Loan Agreement, dated as of January 27, 2011, by and among Comstock Potomac Yard, L.C. and Eagle Bank

10.61(14)	Loan Agreement, dated as of February 11, 2011, by and among Comstock Cascades II, L.C. and Cardinal Bank

10.62(15)	Credit Enhancement and Indemnification Agreement, dated February 17, 2011, by and between Registrant and Christopher D. Clemente and Gregory V. Benson.

10.63(16)	Loan Agreement, dated as of July 12, 2011, by and among Comstock Potomac Eclipse, L.C. and BCL Eclipse, LLC.

10.64(16)	Guaranty, Pledge and Security Agreement, dated as of July 12, 2011, by Comstock Homebuilding Companies, Inc. and Comstock Emerald Farm, L.C. to and for the benefit of BCL Eclipse, LLC.

10.65(16)	Warrant, dated as of July 12, 2011, in the name of BridgeCom Development I, LLC.

10.66(16)	Registration Rights Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC.

10.67(16)	Right of First Refusal and First Offer Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC.

10.68(17)	Loan Agreement, dated as of October 5, 2011, by and among Comstock Penderbrook, L.C. and BCL Penderbrook, LLC.

10.69(17)	Contract of Sale Agreement, dated as of October 31, 2011, by and among Comstock Cascades II, L.C. and CAPREIT Acquisition Corporation.

10.70(17)	Loan Agreement, dated as of May 29, 2012, by and among Eagle Bank and Comstock Potomac Yard, L.C and Comstock Penderbrook, L.C.

10.71(17)	Loan agreement, dated as of August 23, 2012, by and between Eagle Bank and New Hampshire Ave. Ventures, LLC.

10.72(17)	Loan agreement, dated as of September 27, 2012, by and between Cardinal Bank and Comstock Eastgate, L.C.

10.73(18)	Loan agreement, dated as of August 23, 2012, by and between Rosalie K. Stahl Trust and New Hampshire Ave. Ventures, LLC.

10.74(19)	Loan agreement, dated as of December 27, 2012, by and between Eagle Bank and Comstock Redland Road, L.C.

10.75(19)	Loan agreement, dated as of December 27, 2012, by and between TSR-Shady Grove, LLC and Comstock Redland Road, L.C.

10.76*	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C.

10.77*	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C.

10.78*	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C.

10.79*	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C.

11	Statement of computation of per share earnings

14.1(2)	Code of Ethics

21.1*	List of subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contracts or compensatory plans, contracts or arrangements
(1)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.
(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).
(3)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.
(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.
(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.
(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2005.
(7)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.
(8)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2007.
(9)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008.
(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.
(11)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009.
(12)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010.
(13)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010.
(14)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2011.
(15)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2011.
(16)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011.
(17)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012.
(18)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2012.
(19)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: March 27, 2013	By:	/ S / CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 27, 2013
Christopher Clemente

/s/ GREGORY V. BENSON	President and Chief Operating Officer	March 27, 2013
Gregory V. Benson

/s/ JOSEPH M. SQUERI	Chief Financial Officer (Principal Financial Officer)	March 27, 2013
Joseph M. Squeri

/s/ A. CLAYTON PERFALL	Director	March 27, 2013
A. Clayton Perfall

/s/ DAVID M. GUERNSEY	Director	March 27, 2013
David M. Guernsey

/s/ JAMES A. MACCUTCHEON	Director	March 27, 2013
James A. MacCutcheon

/s/ NORMAN D. CHIRITE	Director	March 27, 2013
Norman D. Chirite

/s/ ROBERT P. PINCUS	Director	March 27, 2013
Robert P. Pincus

/s/ SOCRATES VERSES	Director	March 27, 2013
Socrates Verses

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Comstock Holding Companies, Inc.:

In our opinion, the consolidated financial statements listed on page F-1 present fairly, in all material respects, the financial position of Comstock Holding Companies, Inc. and subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 27, 2013

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$3,539	$5,639
Restricted cash	3,203	3,082
Trade receivables	1,611	2,228
Real estate held for development and sale	27,781	21,212
Operating real estate, net	—	12,095
Property, plant and equipment, net	222	105
Other assets	2,343	2,018

TOTAL ASSETS	$38,699	$46,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES

Accounts payable and accrued liabilities	$4,691	$3,987
Notes payable – secured by real estate held for development and sale, net of discount	19,492	10,541
Notes payable – secured by operating real estate	—	9,957
Notes payable – due to affiliates, unsecured	5,041	5,008
Notes payable – unsecured	3,096	4,309
Income taxes payable	—	33

TOTAL LIABILITIES	32,320	33,835

Commitments and contingencies (Note 15)	—	—
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 17,627,826 and 17,944,503 issued and outstanding, respectively	176	179
Class B common stock, $0.01 par value, 2,733,500 shares authorized, 2,733,500 issued and outstanding	27	27
Additional paid-in capital	170,070	168,620
Treasury stock, at cost (391,400 shares Class A common stock)	(2,480)	(2,439)
Accumulated deficit	(162,349)	(156,684)

TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	5,444	9,703
Non-controlling interests	935	2,841

TOTAL EQUITY	6,379	12,544

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,699	$46,379

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2012	2011
Revenues
Revenue – homebuilding	$11,633	$14,062
Revenue – other	2,669	7,871

Total revenue	14,302	21,933
Expenses
Cost of sales – homebuilding	9,692	12,160
Cost of sales – other	3,484	7,434
Impairments and write-offs	2,358	—
Selling, general and administrative	8,658	7,399
Interest, real estate taxes and indirect costs related to inactive projects	2,135	2,739

Operating loss	(12,025)	(7,799)
Gain on troubled debt restructuring	—	(219)
Gain on legal settlement, net	—	(9,434)
Other income, net	(18)	(304)

(Loss) income before income tax benefit (expense)	(12,007)	2,158
Income taxes benefit (expense)	2,484	(33)

Net (loss) income from continuing operations	(9,523)	2,125
Discontinued operations:
Loss from discontinued operations	(98)	(527)
Gain on sale of the real estate from discontinued operations	6,466	—
Income tax expense from discontinued operations	(2,484)	—

Net income (loss) from discontinued operations	3,884	(527)
Net (loss) income	(5,639)	1,598
Less: Net loss from continuing operations attributable to non-controlling interests	(77)	—
Less: Net income from discontinued operations attributable to non-controlling interests	103	491

Net (loss) income attributable to Comstock Holding Companies, Inc.	$(5,665)	$1,107

Basic (loss) income per share:
Continuing operations	$(0.47)	$0.10
Discontinued operations	0.19	(0.05)

Net (loss) income per share	$(0.28)	$0.05

Diluted (loss) income per share:
Continuing operations	$(0.47)	$0.10
Discontinued operations	0.19	(0.05)

Net (loss) income per share	$(0.28)	$0.05

Basic weighted average shares outstanding	19,970	20,287
Diluted weighted average shares outstanding	19,970	20,720
Net (loss) income attributable to Comstock Holding Companies, Inc.:
(Loss) income from continuing operations	$(9,446)	$2,125
Income (loss) from discontinuing operations	3,781	(1,018)

Net (loss) income	$(5,665)	$1,107

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	17,121	$171	2,733	$27	$166,700	$(2,439)	$(157,791)	$—	$6,668
Stock compensation and issuances	824	8			924				932
Warrants					996				996
Cascades Private Placement								2,350	2,350
Net income							1,107	491	1,598

Balance at December 31, 2011	17,945	$179	2,733	$27	$168,620	$(2,439)	$(156,684)	$2,841	$12,544
Stock compensation and issuances (Note 2)	(317)	(3)			1,450				1,447
Net-settlement repurchases of stock compensation						(41)			(41)
Non-controlling interest contributions								1,012	1,012
Non-controlling interest distributions								(2,944)	(2,944)
Net income							(5,665)	26	(5,639)

Balance at December 31, 2012	17,628	$176	2,733	$27	$170,070	$(2,480)	$(162,349)	$935	$6,379

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(5,639)	$1,598
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities
Amortization of loan discount and deferred financing fees	1,283	1,444
Depreciation expense	122	196
Provision for bad debt	60	1
Impairments and write-offs	2,358	—
Amortization of stock compensation	1,447	932
Loss (gain) on extinguishment of notes payable	73	(219)
Gain on trade payable settlements	—	(161)
Gain on sale of operating real estate, net	(6,466)	—
Loss on disposal of property, plant and equipment	1	—
Changes in operating assets and liabilities:
Restricted cash	(121)	19
Trade receivables	569	(1,837)
Real estate held for development and sale	(8,984)	10,292
Other assets	(433)	(678)
Accrued interest	(495)	752
Accounts payable and accrued liabilities	217	364
Income taxes payable	(33)	33

Net cash (used in) provided by operating activities	(16,041)	12,736

Cash flows from investing activities:
Investment in Cascades Apartments – operating real estate, net	—	(9,764)
Purchase of property, plant and equipment	(158)	(78)
Proceeds from sale of Cascades Apartments – operating real estate, net	19,075	—

Net cash provided by (used in) investing activities	18,917	(9,842)

Cash flows from financing activities:
Proceeds from notes payable	24,986	38,908
Payments on notes payable	(27,512)	(38,436)
Loan financing costs	(518)	(1,548)
Proceeds from SunBridge warrant issuance	—	996
Distribution to non-controlling interest holders	(2,944)	—
Contribution from non-controlling interest holders	1,012	2,350

Net cash (used in) provided by financing activities	(4,976)	2,270

Net (decrease) increase in cash and cash equivalents	(2,100)	5,164
Cash and cash equivalents, beginning of period	5,639	475

Cash and cash equivalents, end of period	$3,539	$5,639

Supplemental disclosures:
Interest paid, net of interest capitalized	$1,226	$522
Reduction in proceeds from sale of Cascades Apartments and increase in other assets related to amount placed in escrow upon settlement of Cascades Apartments sale	$275	$—
Increase in class A common stock par value in connection with issuance of stock compensation	$—	$8
Increase in additional paid in capital in connection with SunBridge warrant	$—	$996
Increase in treasury stock and accrued liabilities for net-settlement of stock compensation	$41	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1.	ORGANIZATION

Comstock Holding Companies, Inc. is a multi-faceted real estate development and construction services company focused on the Washington, D.C. metropolitan area. The Company has substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums, apartments and mixed-use (residential and commercial) developments. Since our founding in 1985, and as of December 31, 2012, we have built and delivered more than 5,500 homes generating total revenue in excess of $1.4 billion. References in this Form 10-K to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

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

Liquidity Developments

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and will continue to include, funds derived from private placement equity raises, various secured and unsecured borrowings to finance construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, rental apartment projects, finished and raw building lots and the sale of equity and debt securities.

The Company is involved in ongoing discussions with lenders in an effort to provide additional growth capital to fund various new business opportunities. In addition, on March 14, 2013, the Company, through its wholly-owned subsidiary Comstock Investors VII, L.C., entered into subscription agreements with certain accredited investors (“Comstock VII Investors”), pursuant to which the Comstock VII Investors purchased membership interests in the subsidiary for an initial aggregate principal amount of $6,925, of an up to $7,000 capital raise. Further, we have executed extensions and obtained new facilities to significantly reduce the debt obligations maturing in 2013. As of December 31, 2012, the maturities and curtailment obligations for 2013 was $14,027, of which, the new facilities and extensions resulted in $13,291 of the obligations with revised maturities beginning in 2015 and beyond. Refer to Note 20 for more details on the capital raise and changes to our credit facilities. We are anticipating that through a combination of the capital raised through the aforementioned private placement, current available cash on hand and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain our operations through the next 12 months, though no assurances can be made that we will be successful in our efforts.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies and practices used in the preparation of the consolidated financial statements is as follows:

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Comstock Holding Companies, Inc., a Delaware corporation, and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has control of the entity, in which case the entity would be consolidated. The Company had no investments accounted for using the equity method as of December 31, 2012 and 2011.

Cash and cash equivalents and restricted cash

Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. At times, the Company may have deposits with institutions in excess of federally insured limits. Banking institutions with which the Company does business are considered credit worthy; therefore, credit risk associated with cash and cash equivalents is considered low. At December 31, 2012 and 2011, the Company had restricted cash of $3.2 million and $3.1 million, respectively, which includes a $3.0 million deposit with an insurance provider, to which we have no access currently, as security for future claims.

Real estate held for development and sale

Real estate held for development and sale includes land, land development costs, construction and other costs. Real estate held for development and use is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. Costs incurred to sell real estate are capitalized to the extent they are reasonably expected to be recovered from the sale of the project and are tangible assets or services performed to obtain regulatory approval of sales. Other selling costs are expensed as incurred.

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. For assets held for development and use, estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value including management’s plans for the property. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable.

Capitalized interest and real estate taxes

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate held for development and sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate held for development and sale are expensed as a component of cost of sales as related units are sold. The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Years ended December 31,
	2012	2011
Total interest incurred and capitalized	$351	$320
Total real estate taxes incurred and capitalized	150	13

Total interest and real estate taxes incurred and capitalized	$501	$333

Interest expensed as a component of cost of sales	$2,065	$2,329
Real estate taxes expensed as a component of cost of sales	189	198

Interest and real estate taxes expensed as a component of cost of sales	$2,254	$2,527

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported in real estate held for development and sale:

	Years ended December 31,
	2012	2011
Total interest incurred and expensed for inactive projects	$1,940	$2,507
Total real estate taxes incurred and expensed for inactive projects	170	381
Total production overhead incurred and expensed for inactive projects	179	214

	2,289	3,102
Amounts reclassified to discontinued operations	(154)	(363)

	$2,135	$2,739

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

	Years ended December 31,
	2012	2011
Balance at beginning period	$1,009	$1,110
Additions	52	110
Releases and/or charges incurred	(98)	(211)

Balance at end of period	$963	$1,009

Revenue recognition

The Company recognizes revenues and related profits or losses from the sale of residential properties, including multiple units to the same buyer, finished lots and land sales when closing has occurred, full payment has been received, title and possession of the property has transferred to the buyer and the Company has no significant continuing involvement in the property. Other revenues include revenue from land sales, rental revenue from leased apartments – which is recognized over the terms of the respective leases, revenue from construction services – which is recognized under the percentage-of-completion method, and revenue earned from management and administrative support services provided to related parties – which is recognized as the services are provided.

Advertising costs

The total amount of advertising costs charged to selling, general and administrative expense was $168 and $64 for the years ended December 31, 2012 and 2011, respectively.

Stock compensation

As discussed in Note 14, the Company sponsors stock option plans and restricted stock award plans. The Company accounts for its share-based awards pursuant to Accounting Standards Codification (“ASC”) 718, Share Based Payments. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. For the year ended December 31, 2012 and 2011, total stock-based compensation cost was $1,447 and $932, respectively. Of this amount, $1,447 and $925 was charged to selling, general and administration expenses for the years ended December 31, 2012 and 2011, respectively.

Out-of-period adjustment

During the fourth quarter of 2012, we identified an error in the consolidated financial statements for the year ended December 31, 2011 and the first three quarters of 2012. This error related to accounting for non-cash stock compensation expense. We concluded that this adjustment was not material to any prior periods’ consolidated financial statements. We also concluded that the out-of-period correction of this error in 2012 was not material to the consolidated financial statements for the year ended December 31, 2012. As such, the cumulative effect of the error was recorded in the 2012 Consolidated Statement of Operations and the 2012 Consolidated Statement of Changes in Shareholders’ Equity as an out-of-period adjustment. The effect of this adjustment was to increase the Company’s net loss by $176 for the year ended December 31, 2012 and to reduce the Class A Common Stock shares outstanding by $3, or 317 shares.

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

Income (Loss) per share

The weighted average shares and share equivalents used to calculate basic and diluted (loss) income per share for the year ended December 31, 2012 and 2011, are presented on the consolidated statement of operations. Stock options and warrants for the year ended December 31, 2012 and 2011 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock option and warrants would be anti-dilutive. As a result of net losses from continuing operations for the year ended December 31, 2012, approximately 388 restricted stock awards, 196 stock options and 428 warrants were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2011, approximately 170 and 263 of stock options and warrants, respectively, were included in the computation of diluted earnings per share. The computation of basic and diluted shares outstanding is as follows:

	Year Ended December 31,
	2012	2011
Computation of weighted-average basic shares outstanding:

Weighted average basic shares outstanding	19,970	20,287

Computation of weighted average diluted shares outstanding:
Weighted-average basic shares outstanding	19,970	20,287
Dilutive effect of stock options	—	170
Dilutive effect of restricted stocks	—	—
Dilutive effect of warrants	—	263

Weighted average common shares outstanding – diluted	19,970	20,720

Comprehensive income

For the years ended December 31, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

The following disclosure includes the Company’s three reportable segments of Homebuilding, Apartment Buildings and Real Estate Services. Each of these segments operates within the Company’s single Washington, D.C. reportable geographic segment. The information for 2011 has been reclassified to conform to current year business segment presentation and to reflect the reclassification of operations derived from the Cascades II sale as discontinued operations. Refer to Note 16 for further discussion.

	(in thousands)
	Homebuilding	Apartment Buildings	Real Estate Services	Total
Twelve Months Ended December 31, 2012
Gross revenue (1)	$12,043	$—	$2,259	$14,302
Gross income	724	—	402	1,126
Net (loss) income from continuing operations	(12,285)	—	278	(12,007)
Net income from discontinued operations	—	6,368	—	6,368
Net (loss) income	(12,285)	6,368	278	(5,639)
Total assets	36,378	278	2,043	38,699
Depreciation and amortization	1,487	—	—	1,487
Interest expense	1,775	—	—	1,775
Capital expenditures	158	—	—	158

Twelve Months Ended December 31, 2011
Gross revenue (1)	$15,354	$—	$6,579	$21,933
Gross income	1,686	—	653	2,339
Net income from continuing operations	1,729	—	429	2,158
Net loss from discontinued operations	—	(527)	—	(527)
Net income (loss)	1,696	(527)	429	1,598
Total assets	31,964	12,695	1,720	46,379
Depreciation and amortization	955	173	—	1,128
Interest expense	2,180	327	—	2,507
Capital expenditures	55	9,764	23	9,842

(1)	Gross revenue includes ‘Revenue – homebuilding’ and ‘Revenue – other’ as described in the consolidated income statement for assets included in each segment.

The Company allocates selling general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations, based upon its estimate of time allocable to the segment or based upon overall pro rata revenue generation.

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	Twelve Months Ended December 31,
	2012	2011

Segment operating (loss) income from continuing operations	$(12,007)	$2,158

Income tax benefit (expense)	2,484	(33)

Income (loss) from continuing operations	$(9,523)	$2,125

Segment operating income (loss) from discontinued operations	$6,368	$(527)

Income tax expense	(2,484)	—

Income (loss) from discontinued operations	$3,884	$(527)

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

Recent accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard (“IFRS”),” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and expands the disclosure requirements, particularly for Level 3 fair value measurements. The guidance was effective for the Company beginning February 1, 2012 and is applied prospectively. The adoption of this guidance, which relates primarily to disclosure, did not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income” (“ASU2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The guidance was effective for the Company beginning January 1, 2012 and is applied prospectively. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

3.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

GAAP requires a variable interest entity (“VIE”) to be consolidated by the company that is the primary beneficiary. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method. Comstock’s variable interests in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided and or guaranteed to a VIE. We examine specific criteria and use judgment when determining if Comstock is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions and contracts to purchase assets from VIEs.

Consolidated Real Estate Held for Development and Sale

Included within the Company’s real estate held for development and sale at December 31, 2012 are four wholly-owned entities that are VIEs and for which the Company is the primary beneficiary; Penderbrook, Potomac Yard, Yorkshire and Redland Road. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that it was a VIE concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its shared voting interests, complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of Comstock Holding Companies, Inc. and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units (the “Eastgate Project”) in Loudoun County, Virginia. The Company evaluated the joint venture and determined that it was a VIE concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE.

At December 31, 2012 and December 31, 2011, total assets of these VIEs were approximately $29.4 million and $22.0 million, respectively, and total liabilities were approximately $17.4 million and $11.1 million, respectively. The classification of these assets is primarily within real estate held for development and sale and the classification of liabilities are primarily within notes payable – secured by real estate held for development and sale in the Company’s consolidated balance sheets.

Consolidated Operating Real Estate, Net

On January 31, 2011, Comstock Cascades II, L.C., a subsidiary of the Company (“Cascades II”), entered into a private placement for the sale of membership interests in Cascades II whereby Cascades II raised working capital in the amount of $2.35 million (the “Private Placement”) related to the planned construction of a 103 unit apartment project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”). Proceeds of the Private Placement were utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Private Placement included unrelated third party investors along with several members of the Company’s Board of Directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company.

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

The investors in the Private Placement (the “Priority Members”) were entitled to a cumulative, compounded, preferred return, subject to the performance of Cascades II, of 20% per annum, compounded annually on their capital account balances. Comstock had the right to repurchase the interest of the Priority Members provided that i) all of the Priority Members interests were acquired, ii) the purchase was made in cash and iii) the purchase price shall equal the Priority Members capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The equity contribution related to the Private Placement is reflected as a Non-Controlling Interest as a component of consolidated shareholders’ equity. The Company’s investment was subordinate to the Priority Members investment and gains from the operating activity and distributions of cash flow (if any) of Cascades II would allocate to the Priority Members (in advance of Comstock) up to their capital account plus the required preferred return of 20% as outlined above. For the year ended December 31, 2012 and 2011, the priority returns were approximately $103 and $491, respectively. The priority returns are reflected in the accompanying consolidated statement of operations as net income from discontinued operations attributable to non-controlling interests to properly account for the preferred return due the Priority Members upon liquidation of their interest in Cascades II.

On March 7, 2012, the Company completed the sale of the Cascades Apartments (the “Project”) to an affiliate of CAPREIT Acquisition Corporation (“Purchaser”), a Maryland corporation, pursuant to a Contract of Sale Agreement, as amended, dated October 31, 2011. The Project was sold for $19.35 million. In connection with the closing of the transaction, Cascades II placed in escrow $300 (the “Warranty Escrow”) to secure performance of certain post-closing warranty work and $650 (the “Claims Escrow”) to secure Cascades II’s indemnification and other obligations set forth in the Agreement. The Warranty Escrow was agreed to be released to Cascades upon completion of the post-closing warranty work and the Claims Escrow was agreed to be released to Cascades in three equal installments at six, eight and twelve months from the date of settlement provided that no claims have been made against Cascades by the Purchaser. On September 6, 2012, the Purchaser released the $300 Warranty escrow, net of $2 in settlement costs, and one-third of the Claims Escrow, $217, net of $35 of post-closing warranty claims. On November 26, 2012, the Purchaser released the second installment, one-third of the remaining Claims Escrow, $143. As detailed in Note 9, the historical operations of Cascades Apartments are included within discontinued operations.

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

Real estate held for development and sale includes land, land development costs, construction and other costs. Real estate held for development and use is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. Costs incurred to sell real estate are capitalized to the extent they are reasonably expected to be recovered from the sale of the project and are tangible assets or services performed to obtain regulatory approval of sales. Other selling costs are expensed as incurred.

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. For assets held for development and use, estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value including management’s plans for the property. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable.

The Company has classified its Eclipse and Penderbrook projects as held for sale and accordingly, carries the projects at fair value less costs to sell as determined by discounted cash flow models, by reference to comparable market transactions, or relevant purchase offers. Discounted cash flow models are dependent upon several subjective factors, including estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. The estimates of sales prices, sales pace and discount rates used by the Company are based on the best information available at the time the estimates are made.

In 2012, management evaluated its strategic alternatives with respect to its real estate projects classified as held for sale with the objective of creating additional near term liquidity. As a result, a decision was made to market the Potomac Yard project in a bulk sale transaction, rather than by selling directly to prospective home buyers, significantly accelerating absorption. The impairment charge of $2,358 for the year ended December 31, 2012, reflects the write down to estimated fair value less costs to sell under the revised disposition strategy, however, there can be no assurance that the Company will be successful in the sale of the Potomac Yard project in a bulk sale and in the absence thereof, the Company will continue selling to prospective home buyers. The Company recorded an impairment charge of $2,358 during the year ended December 31, 2012, to properly record it’s for sale projects at fair market value less costs to sell, consistent with the provisions of ASC 360. There were no impairment charges recorded during the year ended December 31, 2011.

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31,
	2012	2011
Land and land development costs	$19,378	$4,693
Cost of construction (including capitalized interest and real estate taxes)	8,403	16,519

	$27,781	$21,212

5.	OPERATING REAL ESTATE, NET

In February 2011, the Company began construction on a 103-unit apartment rental project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”). Accordingly, upon the initiation of construction, the value of the existing land upon which the project was constructed (approximately $2.5 million) was reclassified from real estate held for development and sale to operating real estate, net. The total construction costs capitalized in addition to the land and land development costs were approximately $9.8 million. The apartment project consisted of two buildings, the first of which was placed into service in July 2011 and the second of which was placed in service in September 2011. As further discussed in Note 9, the Cascades Apartments were sold on March 7, 2012 and accordingly, the results of operations are included in ‘Net income (loss) on discontinued operations’ in 2012 and 2011.

Depreciation was calculated on buildings and improvements at the Cascades Apartments using the straight-line method over estimated useful lives, which ranged from seven to thirty years. Furniture, fixtures and equipment were depreciated using the straight-line method over estimated useful lives, which range from three years (primarily computer-related equipment) to seven years. Depreciation of $82 was recorded for the year ended December 31, 2012 and depreciation of $173 was recorded for the year ended December 31, 2011 and is reflected in segment reporting Note 2 and in discontinued operations on the Consolidated Statement of Operations. Operating real estate consisted of the following:

	December 31,
	2012	2011
Land	$—	$2,815
Building and improvements	—	9,453

	—	12,268
Less: accumulated depreciation	—	(173)

	$—	$12,095

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2012	2011
Computer equipment and capitalized software	$199	$1,840
Furniture and fixtures	106	82
Office equipment	58	84
Leasehold improvements	—	15

	363	2,021
Less: accumulated depreciation	(141)	(1,916)

	$222	$105

Depreciation and amortization expense, included in ‘selling, general, and administrative’ in the consolidated financial statements of operations, amounted to $41 and $23 for the years ended December 31, 2012 and 2011, respectively.

7.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2012	2011
Restricted escrow deposits	$570	$483
Deferred financing costs	1,148	1,679
Deposits on land purchase options	820	420
Other	106	48

	2,644	2,630
Less: accumulated amortization	(301)	(612)

	$2,343	$2,018

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2012	2011
Trade payables	$3,511	$2,910
Warranty	963	1,009
Customer deposits	206	63
Other	6	5

	$4,686	$3,987

9.	MORTGAGES AND CREDIT FACILITIES

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

Bank	Balance as of 12/31/12	Balance as of 12/31/11	Recourse
SunBridge, net of $0.0 million and $0.6 million discount, respectively	$—	$10,178	Secured
Cardinal Bank	636	9,957	Secured
Bank of America	3,096	3,751	Unsecured
Cornerstone (Haven Trust)	—	400	Unsecured
Branch Banking & Trust	263	263	Secured

Wachovia	—	133	Unsecured
Seller – Emerald Farm	100	100	Secured
Fifth Third	—	25	Unsecured
Eagle Bank – Potomac Yard / Penderbrook	4,084	—	Secured
Eagle Bank – New Hampshire Ave.	3,159	—	Secured
Eagle Bank – Redland Road	2,500	—	Secured
Rosalie K. Stahl Trust	3,000	—	Secured
TSR-Shady Grove, LLC.	5,750	—	Secured

	22,588	24,807
Due to affiliates – Stonehenge Funding	5,041	5,008	Unsecured

Total	$27,629	$29,815

The material loan agreements are discussed below.

Eagle Bank

On May 29, 2012, the Company, through its Comstock Potomac Yard, L.C. and Comstock Penderbrook, L.C. subsidiaries, entered into a loan agreement with Eagle Bank pursuant to which the Company secured a $9.96 million loan with a twenty-seven months term (the “Eagle Bank Loan”) to refinance the Company’s Eclipse condominium project and Penderbrook Square condominium project. Proceeds from the Eagle Bank Loan were primarily utilized (i) to pay off existing indebtedness of approximately $7.97 million, (ii) set up an interest reserve escrow pursuant to the term of agreement in the amount $0.5 million, (iii) pay approximately $0.1 million in settlement charges and closing costs, and (iv) for general corporate purpose. The interest reserve escrow is held in the name of the bank and if the borrower defaults under the loan agreement, the bank has sole discretion to apply the funds or portion of the funds to pay off the indebtedness. Commencing thirty days after closing, the Company is required to make monthly payments of interest only on outstanding principal balance, principal curtailment payments upon settlements at the two subsidiaries and a minimum principal curtailment payment of $4.98 million no later than 12 months following the closing of the Eagle Bank Loan. There is no prepayment penalty associated with the Eagle Bank Loan. The balance outstanding at December 31, 2012 was $4.08 million.

On August 23, 2012, the Company, through New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, entered into a three-year loan agreement and related documents with Eagle Bank securing a $6.0 million revolving development loan and a $4.0 million revolving construction loan (collectively, the “Eagle NHA Revolver”) to finance The Hampshires, the Company’s 111-unit project located in Washington, D.C. Proceeds from the Eagle NHA Revolver will primarily be utilized to (i) pay for expenses associated with the Eagle NHA Revolver; (ii) reimburse the Company for development costs previously expended and (iii) to pay for the future development and construction related expenses. Under the terms of the Loan Agreement, the Eagle NHA Revolver provides for an initial floating interest rate of LIBOR plus 3% with an interest rate floor of 5.75%. The New Hampshire Ave. Ventures, LLC is required to make monthly interest payments on the Eagle NHA Revolver to the extent not offset by a $400 interest reserve initially set aside for the benefit of the Borrower and is required to make a minimum principal curtailment under the development portion of the Eagle NHA Revolver of $3.22 million by December 31, 2013 and additional curtailments on a quarterly basis thereafter. There is no prepayment penalty associated with the Eagle NHA Revolver, which is secured by a first deed of trust and is fully guaranteed by the Company. The balance outstanding at December 31, 2012 was $3.16 million.

On December 27, 2012, the Company, through Comstock Redland Road, L.C. subsidiary, entered into acquisition bridge loan (the “Bridge Loan”) with Eagle Bank, pursuant to which the Company secured $2.5 million to finance the Company’s acquisition of the property directly adjacent to the Shady Grove Metro in Rockville, Montgomery County, Maryland. The Company utilized the proceeds from the Eagle Bank Loan (the “Bridge Loan”) to (i) pay for the acquisition of land planned for development of 36 townhomes, 3 single family, and a 117-unit multi-family apartments and (ii) to pay for expenses associated with settlement charges and closing costs. Under the terms of the loan agreement, the Bridge Loan provides for an interest rate of 5% per annum. The Company is expected to make monthly interest payments commencing thirty days after closing, with entire principal balance due March 27, 2013. The loan is secured by a promissory note, second deed of trust and security agreement on the property, second deed of trust and security agreement on the Potomac Yard project, a guaranty of Comstock Holding Companies, Inc., Comstock Potomac Yard, L.C. and Christopher Clemente, the Chief Executive Officer of Comstock Holding Companies, Inc. and other ancillary documents (collectively, the “Bridge Loan Documents”). There is no prepayment penalty associated with the Bridge Loan. The amount outstanding at December 31, 2012 was $2.5 million. The Bridge Loan was repaid in full on March 25, 2012 as further described in Note 20 to the consolidated financial statements.

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

Cardinal Bank

On February 11, 2011, the Company, through Cascades II entered into a loan agreement with Cardinal Bank pursuant to which the Company obtained an $11.0 million multi-family construction loan and mortgage with a five-year term (the “Cardinal Bank Loan”). Proceeds from the Cardinal Bank Loan (i) funded the construction of the Company’s Cascades apartment project and (ii) retired existing indebtedness of the Company owed to M&T Bank having a maturity date of February 14, 2011 and which was secured by a first deed of trust on the real property upon which the Cascades project was constructed. The Cardinal Bank Loan, secured by a new first deed of trust on the property, had an initial interest rate of Prime plus two percent (2%), with an interest rate floor of 6.5%. The Cardinal Bank Loan was amortized in accordance with a 5.5%, 25-year schedule, with amortization to begin 18 months after the loan closing and had a 2% prepayment penalty if paid within the first or second year and a 1% prepayment penalty if retired in the third or fourth year. The Company had fully guaranteed the Cardinal Bank Loan. The Chief Executive Officer of the Company and the Chief Operating Officer of the Company also provided a limited guaranty in connection with the Cardinal Bank Loan of up to $6.8 million, subject to further reduction upon the satisfaction of certain enumerated conditions set forth in the loan agreement (see Note 12). On March 7, 2012, the Company sold the Cascades Apartments and the Cardinal Bank Loan was repaid in full. A prepayment penalty of $0.2 million was incurred in connection with the early repayment and is included in discontinued operations – gain on sale of real estate in the consolidated statement of operations. All cash paid to satisfy the extinguishment of the Cardinal Bank Loan is classified as a financing activity in the statement of cash flows.

On September 27, 2012, the Company, through Comstock Eastgate, L.C. (“Eastgate”), a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development I, LLC, entered into a loan agreement with Cardinal Bank to which the Company secured a $2.5 million revolving construction loan (the “Cardinal Bank Revolver”) to finance The Villas at Eastgate, the Company’s 66-unit project located in Loudoun County, VA. The loan maturity is twelve months from origination, with an automatic extension of twelve months subject to the Company meeting sales conditions, which include (i) entering into binding contracts for the sale of eighteen units and (ii) settling twelve units, each by the one year anniversary of the loan. The proceeds of Cardinal Bank Revolver will be primarily utilized to pay expenses associated with the loan and future construction expenses of the project. The Cardinal Bank Revolver provides for a variable interest rate of Prime plus 0.5%, with an interest rate floor of 4.75%. Commencing thirty days after loan close, the Company is required to make monthly payments of interest only and upon the closing of the sale of a unit, make principal curtailment payments of 100% of unit costs borrowed. There is no prepayment penalty associated with the Cardinal Bank Revolver.

Bank of America

At December 31, 2012, the Company had $3.10 million outstanding to Bank of America under a 10-year unsecured note. On February 25, 2010 the Company entered into a Seventh Loan Modification Agreement with Bank of America regarding the modification of the terms of this loan. In connection therewith the Company agreed to pay an extension fee of $100 and Bank of America agreed to delay until January 2011 the commencement of repayments of all previously unpaid interest accruing since the date of the Company’s previously reported modification of the line of credit in November 2008. On February 1, 2011, the Company entered into the Eighth Loan Modification Agreement with Bank of America. The modification required payments of past interest and modification fees of approximately $175 on February 1, 2011, which were paid in accordance with the agreement. The maturity date remains December 28, 2018. Comstock is required to make monthly interest payments beginning on February 28, 2011 through loan maturity. Commencing January 28, 2012 and continuing on each and every month through November 28, 2018, Comstock is also required to make monthly principal payments of approximately $37.

Rosalie K. Stahl Trust

On August 23, 2012, the Company, through New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, also entered into a $3.0 million mezzanine loan (the “NHA Mezzanine Loan”) in connection with the The Hampshires project with the Rosalie K. Stahl Trust. Proceeds from the NHA Mezzanine Loan, which has a three-year maturity date, were utilized to acquire the land for development of the project. The NHA Mezzanine Loan provides for an interest rate of 13.5% per annum, interest to be paid current on a monthly basis, with the full principal balance being due at maturity. The NHA Mezzanine Loan is secured by a second deed of trust which is fully subordinate to the Eagle NHA Revolver and is non-recourse to the Company. There is no prepayment penalty associated with the NHA Mezzanine Loan.

TSR-Shady Grove, LLC

On December 27, 2012, the Company, through the Comstock Redland Road, L.C. subsidiary, entered into a Deferred Purchase Money Promissory Note with TSR-Shady Grove, LLC, a Maryland Limited liability company, pursuant to which the Company secured $5.75 million for the acquisition of land planned for development of 36 town houses, 3 single family and a 117-unit multi-family apartments. The TSR-Shady Grove Loan provides for an interest rate of 6% per annum, interest is payable commencing thirty days after closing, with entire principal balance due March 28, 2013. However, pursuant to the Purchase and Sale Agreement (the ‘Purchase Agreement”), no interest shall accrue until the property is vacated. The TSR-Shady Grove Loan is secured by a deferred purchase money first deed of trust. There is no prepayment penalty associated with Redland Grove Loan. The balance outstanding at December 31, 2012 was $5.75 million. The Deferred Purchase Money Promissory Note was repaid in full on March 25, 2012 as further described in Note 20 to the consolidated financial statements.

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

On March 14, 2013, Stonehenge entered into an extension agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the extension agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to unpaid principal outstanding, beginning on April 1, 2013. The extension agreement was subject to the approval by the Company’s board of directors and approval was obtained on March 21, 2013.

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

Cornerstone

On September 21, 2009 the Company entered into a settlement and mutual release agreement with Cornerstone Bank (“Cornerstone”) with respect to approximately $5.1 million debt secured by its Gates of Luberon project in Atlanta, Georgia. Under the terms of the agreement, Cornerstone released the Company, and its subsidiary Mathis Partners, LLC, from their respective obligations and guarantees relating to $5.1 million of debt owed by the Company to Cornerstone in exchange for a non-interest bearing unsecured subordinate note in the amount of $0.4 million with a three year term. On October 15, 2012, the Company repaid the outstanding balance of the deficiency note in full.

As of December 31, 2012, maturities and/or curtailment obligations of all of our borrowings are as follows:

2013	$14,027
2014	4,084
2015	6,422
2016	—
2017 and thereafter	3,096

Total	$27,629

As of December 31, 2012, the maturities and curtailment obligations for 2013 was $14,027, of which, the new facilities and extensions resulted in $13,291 of the obligations with revised maturities beginning in 2015 and beyond. Refer to Note 20 for more details on changes to our credit facilities.

10.	SUNBRIDGE WARRANT AND STRATEGIC AGREEMENT

In connection with entering into the SunBridge Loans, on July 12, 2011, the Company agreed to issue BridgeCom Development I, LLC, an affiliate of SunBridge (“BridgeCom”), an immediately exercisable warrant to purchase 1.0 million shares of the Company’s Class A common stock at an exercise price equal to the average closing price of the stock for the preceding twenty days ($1.03) (the “SunBridge Warrant”). The exercise period is ten years from July 12, 2011. The Company calculated the fair value of the SunBridge Warrant and the SunBridge Loans and allocated the proceeds of the SunBridge Loans on a relative fair value basis. The fair value of the SunBridge Warrant was calculated using a Black Scholes option pricing model and the fair value of the SunBridge Loans was calculated using a discounted cash flow model. The Black Scholes option pricing model considered risk-free interest rates, volatility factors and current market and contractual prices. The fair value of the SunBridge Loans was estimated based on interest rates available to the Company for debt with similar terms. The amount allocated to the SunBridge Warrant was approximately $1.0 million and is reflected as an addition to additional paid-in capital and a corresponding discount on the SunBridge Loans. The Company is amortizing this discount over the term of the SunBridge Loans using the effective interest method. The remaining discount at December 31, 2011 was approximately $0.6 million. On May 29, 2012, the Company repaid the SunBridge loans in full and the SunBridge warrants remain unexercised as of December 31, 2012.

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

As part of the Private Placement referred to in Note 20, the Company also issued warrants to purchase shares of the Company’s Class A Common Stock (“Class A Common stock”) (“Warrants,” and each a “Warrant”) to Purchasers who are not officers, directors or affiliates of the Company that purchased Interests that equaled or exceeded an initial investment amount of $250. The Warrants represent the right to purchase an aggregate amount of up to 224 shares of Class A Common Stock. The Warrants have an initial exercise price which is equal to the average of the closing price of the Class A Common Stock of the 20 trading days preceding the issuance of the Warrant. The Warrants contain a cashless exercise provision. In the event the Purchasers exercise the Warrants on a cashless basis, the Company will not receive any proceeds. Warrants may be exercised at any time prior to March 14, 2023.

12.	RELATED PARTY TRANSACTIONS

On December 31, 2009, the Company, through an affiliate, Comstock Property Management, L.C., entered into a three-year lease for approximately 7,620 square feet of office space for its corporate headquarters at 1886 Metro Center Drive, Reston, Virginia from Comstock Asset Management, L.C., an affiliate wholly-owned by our Chief Executive Officer. On September 19, 2012, the Company amended the lease for an additional 2,436 square feet of office space, or a total 10,056 square feet, for its corporate headquarters, with an effective date of July 1, 2012. Concurrent with the amendment, the Company agreed to extend the lease for five-years from the effective date and future minimum annual lease payments are as follows:

2013	$301
2014	310
2015	320
2016	329
2017	167

Total	$1,427

For the year ended December 31, 2012 and 2011, total payments made under this lease agreement were $246 and $203, respectively. As of December 31, 2012, the Company recorded a straight–line rent payable of $9, which is included in ‘Accounts payable and accrued liabilities’.

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

Comstock Contracting, L.C., a subsidiary of the Company, entered into a Subcontract Agreement with Davis Construction, LLC to perform site work and land development for a project known as Loudoun Station in Loudoun County, Virginia. Comstock Partners, L.C., an entity wholly-owned by the Chief Executive Officer of the Company, is the owner of the Loudoun Station project. The total contract value is estimated to be approximately $5 million and the project was completed in October 2012. The revenue associated with this project is included in ‘Revenue – other’ in the consolidated statement of operations. For the year ended December 31, 2012 and 2011, the Company recognized $1.4 million and $3.8 million of revenue, respectively, under this contract. The Company was owed $1.3 million and $1.0 million at December 31, 2012 and 2011, respectively, under this contract, which is included in ‘Trade receivables’ in the consolidated balance sheet.

On January 31, 2011, Comstock Cascades II, L.C., a subsidiary of the Company (“Cascades II”) entered into a private placement for the sale of membership interests in Cascades II whereby Cascades II raised working capital in the amount of $2.35 million (the “Private Placement”) related to the planned construction of the Cascades Apartments. Proceeds of the Private Placement were utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Private Placement included unrelated third party investors along with several members of the Company’s Board of Directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. In March 2012, upon completion of the sale of the Cascades Apartments, the Company repaid the participants in the Private Placement $2.94 million, including the preferred returns, in full.

Pursuant to a Credit Enhancement Agreement by and between Comstock and the Chief Operating Officer and Chief Executive Officer of the Company (each, a “Guarantor”), the Guarantors agreed to provide credit enhancement and the personal guarantee of loans with Cardinal Bank and Eagle Bank in exchange for payment by the Company of a credit enhancement fee. As a result of this credit enhancement the Guarantors on an aggregate basis were entitled to a credit enhancement fee calculated at a rate of four percent (4%) per annum based on an agreed upon formula more fully discussed in Note 9. During the year ended December 31, 2012 and 2011, the Company made guarantee payments under this agreement of approximately $130 and $254. The financing with SunBridge Capital Management, LLC, as discussed fully in Note 9, eliminated the need for personal guarantees on the applicable projects and accordingly this agreement was terminated on July 12, 2011 with respect to the fees paid on the Eagle Bank loan. On March 7, 2012, the Cardinal Bank loan was repaid and, accordingly, the agreement was terminated with respect to the fees paid on the Cardinal Bank loan and the accrued fees were paid in full.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by the Chief Executive Officer, to provide services related to real estate development and improvements, legal, accounting, marketing, information technology and additional support services. Pursuant to the Services Agreement, the Company shall not be responsible for any out-of-pocket or third party costs associated with the services provided. For the years ended December 31, 2012 and 2011, the Company billed Comstock Asset Management, L.C. $525 and $92, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ within the statement of operations.

13.	EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In January 2006, the Company began matching employee contributions. The total amount matched for the twelve months 2012 and 2011 was $37 and $28 respectively.

14.	RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

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

The Plan provided an initial authorization of 2,550 shares of Class A common stock for issuance and allows an automatic annual increase equal to the lesser of (i) 3% of the Class A common stock outstanding (ii) 750 shares or (iii) such lesser amount as may be determined by the Company’s Board of Directors. On April 27, 2012, the Company authorized an increase in the number of shares of our class A common stock reserve to 7.1 million. On June 22, 2012, the Company’s shareholders approved the Amended and Restated 2004 Long-Term Incentive Compensation Plan, including an increase in the reserve, with an automatic annual increase on January 1 of each successive year of the lesser of (i) 3% of the Class A Common Stock outstanding, or (ii) 750 shares. As of December 31, 2012, there were 7.1 million shares available for issuance under the Plan.

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Because the Company does not have sufficient trading history, expected volatilities are based on historical volatilities of comparable companies within our industry. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the simplified method which assumes that the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by ASC 718 – Stock Compensation. The following table summarizes the assumptions used to calculate the fair value of options during 2012 and 2011.

	2012	2011
Weighted average fair value of options granted	$1.26	$0.99
Dividend yields	—	—
Expected volatility	106.3%-165.6%	107.3%-164.5%
Weighted average expected volatility	137.0%	137.00%
Risk free interest rates	0.78%	0.96%
Weighted average expected term (in years)	6.25	6.25

The following table summarizes information about stock option activity:

	Shares	Weighted average exercise price
Outstanding at December 31, 2010	664	$0.94
Granted	100	1.08
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2011	764	$0.96
Granted	140	1.81
Exercised	—	—
Forfeited or expired	(1)	1.00

Outstanding at December 31, 2012	903	1.09
Exercisable at December 31, 2012	688	$0.95

As of December 31, 2012 and 2011, the weighted-average remaining contractual term of unexercised stock options was 7.3 years and 7.8 years, respectively.

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted average fair value at date of grant
Restricted shares outstanding at December 31, 2010	94	$1.24
Granted	1,471	1.31
Vested	(602)	1.27

Forfeited	—	—

Restricted shares outstanding at December 31, 2011	963	$1.31
Granted	706	1.73
Vested	(615)	1.36

Forfeited	(4)	1.31

Restricted shares outstanding at December 31, 2012	1,050	$1.56

As of December 31, 2012 and 2011, $1.0 million and $0.9 million, respectively, of unrecognized compensation cost related to stock options and restricted stock issuances granted under the Plan. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At December 31, 2012 and 2011, the Company had issued $66 and $528 in letters of credit, respectively, and $1,610 and $2,133 in performance and payment bonds, respectively, to these third parties. No amounts have been drawn against these letters of credit or performance bonds.

16.	DISCONTINUED OPERATIONS

As described in Note 3, on March 7, 2012, the Company’s subsidiary sold the Cascades Apartments. As the Cascades Apartments represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to appropriately reflect the discontinued operations of the Cascades Apartments and the continuing operations of the Company. Revenues, costs and expenses directly associated with the Cascades Apartments have been reclassified as discontinued operations in the consolidated statements of operations. Corporate expenses, such as general corporate overhead, have not been allocated to discontinued operations. The guidance in ASC 740-20-45-7 requires that the income recorded in discontinued operations be considered when determining the amount of benefit allocable to continuing operations in circumstances when continuing operations result in a net loss position for the period presented. Accordingly, the Company has allocated a tax benefit of $2,484 to continuing operations and a tax expense of $2,484 to discontinued operations for the year ended December 31, 2012.

Summarized financial information for the Cascades Apartments, is set forth below:

	Years ended December 31,
	2012	2011
Revenue	$171	$276
Cost of sales	128	391
Selling, general and administrative	9	44
Interest, real estate taxes and indirect costs related to inactive projects	154	363
Other (income) expenses, net	(22)	5

Loss from discontinued operations before gain on sale of real estate and income tax expense	(98)	(527)
Net gain on sale of real estate	6,466	—

Net (loss) income from discontinued operations before income tax expense	6,368	(527)
Income tax expense	(2,484)	—

Net (loss) income from discontinued operations	$3,884	$(527)

Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with the respective data in the consolidated statement of operations.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of fixed and floating rate debt is based on observable market rates (Level 2 inputs) for similar instruments, which ranged from 4.75% - 13.5% as of December 31, 2012 and 6.5% - 12.5% as of December 31, 2011. The following table summarizes the fair value of fixed and floating rate debt and the corresponding carrying value as of:

	December 31, 2012	December 31, 2011
Carrying amount	$27,629	$30,378
Fair value	$24,881	$26,927

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

18.	INCOME TAXES

The effective tax rate for the years ended December 31, 2012 and 2011 was 0% and 3%, respectively. This resulted in zero and $33 in tax expense for the twelve month periods ended December 31, 2012 and 2011, respectively.

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

The Company currently has approximately $116 million in federal and state NOLs, which based on current statutory tax rates, has a potential fair value of approximately $45 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2012, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of December 31, 2012, because of the Company’s full valuation allowance on its net deferred tax assets.

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

The Company has not recorded any accruals for tax uncertainties as of December 31, 2012 and 2011, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2011 tax years generally remain subject to examination by federal and most state tax authorities.

Income tax provision consists of the following as of December 31:

	2012	2011
Current:
Federal	$—	$33
State	—	—

	—	33
Deferred:
Federal	(1,013)	731
State	(185)	136

	(1,198)	867
Valuation allowance	1,198	(867)

Total income tax expense (benefit)	$—	$33

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2012	2011
Deferred tax assets:
Inventory	$1,051	$3,480
Warranty	282	320
Net operating loss and tax credit carryforwards	45,330	41,562
Cancellation of debt gain	1	760
Accrued expenses	112	(63)
Stock based compensation	397	303

	47,173	46,362
Less - valuation allowance	(47,013)	(45,815)

Net deferred tax assets	160	547

Deferred tax liabilities:
Investments in affiliates	(136)	—
Depreciation and amortization	(24)	(547)

Net deferred tax liabilities	(160)	(547)

Net deferred tax assets (liabilities)	$—	$—

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2011 tax years generally remain subject to examination by federal and most state tax authorities.

A reconciliation of the statutory rate and the effective tax rate follows:

	2012	2011
Federal statutory rate	(35.00)%	(35.00)%
State income taxes - net of federal benefit	(3.90)%	(3.97)%
Permanent differences	—%	—%
Return to provision adjustments	3.24%	(14.19)%
Change in valuation allowance	21.23%	53.16%
Other, net	14.43%	—%

Tax benefit	—%	—%

19.	QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2012 and 2011 follow (in thousands, except per share amounts):

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$3,935	$4,244	$3,483	$2,640
Operating loss	(2,369)	(3,089)	(4,485)	(2,082)
Net loss from continuing operations	(1,428)	(1,879)	(4,166)	(2,050)
Net income (loss) from discontinued operations	5,482	(1,236)	(370)	8
Pretax income (loss)	4,054	(3,115)	(4,536)	(2,042)
Net income (loss)	4,054	(3,115)	(4,536)	(2,042)
Net income (loss) attributable to Comstock Holding Companies, Inc.	3,951	(3,115)	(4,496)	(2,005)
Basic earnings (loss) per share	0.19	(0.15)	(0.22)	(0.10)
Diluted earnings (loss) per share	0.19	(0.15)	(0.22)	(0.10)

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$4,586	$5,903	$5,308	$6,136
Operating loss	(1,119)	(1,793)	(2,256)	(2,631)
Net (loss) income from continuing operations	(843)	(1,506)	6,895	(2,421)
Net loss from discontinued operations	(50)	(52)	(234)	(191)
Pretax (loss) income	(893)	(1,558)	6,661	(2,612)
Net (loss) income	(893)	(1,558)	6,661	(2,612)
Net (loss) income attributable to Comstock Holding Companies, Inc.	(1,025)	(1,676)	6,541	(2,733)
Basic (loss) earnings per share	(0.05)	(0.09)	0.33	(0.14)
Diluted (loss) earnings per share	(0.05)	(0.09)	0.33	(0.14)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year due to rounding.

20.	SUBSEQUENT EVENTS

On March 14, 2013, Comstock Investors VII, L.C. (“Investors VII”), a subsidiary of the Company entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors (the “Purchasers,” and each a “Purchaser”), pursuant to which the Purchasers purchased membership interests (“Interests”) in Investors VII for an initial aggregate principal amount of $6,925 of an up to $7,000 capital raise (the “Private Placement”). Purchasers included unrelated third-party accredited investors along with members of the Company’s Board of Directors and the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. The Subscription Agreement provides that the Purchasers are entitled to a cumulative, compounded, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the Interests of the Purchasers, provided that (i) all of the Purchasers’ Interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Purchasers’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Private Placement provides capital related to the current and planned construction of the Company’s following projects: The Residences at Shady Grove in Rockville, Maryland consisting of 36 townhomes, The Hampshires project in Washington, D.C. consisting of 38 single family residences and 73 townhomes, and the Falls Grove project in Prince William County, Virginia consisting of 110 townhomes and 19 single family homes (collectively, the “Projects”). Proceeds of the Private Placement are to be utilized (i) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (ii) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (iii) for general corporate purposes of the Company.

As part of the Private Placement, the Company also issued warrants to purchase shares of the Company’s Class A Common Stock (“Class A Common stock”) (“Warrants,” and each a “Warrant”) to Purchasers who are not officers, directors or affiliates of the Company that purchased Interests that equaled or exceeded an initial investment amount of $250. The Warrants represent the right to purchase up to 224 shares of Class A Common Stock, the maximum aggregate amount of warrants approved for issuance under the Private Placement. The Warrants have an initial exercise price which is equal to the average of the closing price of the Class A Common Stock of the 20 trading days preceding the issuance of the Warrant. The Warrants contain a cashless exercise provision. In the event the Purchasers exercise the Warrants on a cashless basis, the Company will not receive any proceeds. Warrants may be exercised at any time prior to March 14, 2023.

On March 25, 2013, Comstock Redland Road, L.C., a subsidiary of the Company (“Redland”), entered into a Revolving Credit Line Deed of Trust, Security Agreement, and Fixture Filing, Loan Agreement, Revolving Construction Loan Promissory Note, Development Loan Promissory Note, and related documents (the “TH Loan Documents”) with EagleBank (“Primary Lender”) pursuant to which Redland secured a Twelve Million Eight Hundred Thirty Thousand Dollar ($12,830,000) acquisition, development and construction loan and letter of credit facility (“TH Loan”) for a mix of 39 townhomes and single family homes at the Residences at Shady Grove project in Rockville, Montgomery County, Maryland (the “TH Project”) and a Two Million Four Hundred Thousand Dollar ($2,400,000) acquisition and development loan (“Apt Loan”) for a 117-unit multi-family residential building known as BLVD Shady Grove, in Rockville, Montgomery County, Maryland (the “Apt Project”). Under the terms of the TH Loan Documents, there is a twenty-four month maturity date, and an interest rate at LIBOR plus three percent (3%). Under the Apt Loan Documents, there is a twelve month maturity date and an interest rate at LIBOR plus three percent (3%). The TH Loan and Apt Loan are secured by the TH Project, Apt Project, and fully guaranteed by the Company.

In addition, on March 25, 2013, the Company, through Redland, entered into a Loan Agreement, Deed of Trust, Security Agreement and Fixture Filing, and Promissory Note, and related documents (the “Secondary Loan Documents”) with Eagle Commercial Ventures, LLC (“Secondary Lender”) for acquisition and development of the TH Project and the Apt. Project totaling Three Million One Hundred and Ninety Thousand Dollars ($3,190,000). Under the terms of the Secondary Loan Documents, there is a twenty-four month maturity date for the TH Loan, and a one year maturity date for the Apt Loan, and both loan provides for an interest rate at twelve percent (12%), with payment of interest only at six percent (6%) and accrual of the remaining six percent until maturity. The Secondary Loan is secured by a second trust on the TH Project, Apt Project, and fully guaranteed by the Company and the Company’s Chief Executive Officer.

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by the Chief Executive Officer of the Company, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to unpaid principal outstanding, beginning on April 1, 2013. The Extension Agreement was subject to the approval by the Company’s board of directors and approval was obtained on March 21, 2013.

On March 22, 2013, the Company, through Comstock Eastgate, L.C., a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development I, LLC, executed the third lot takedown, of eleven total, under the Building and Purchase Agreement with M/I Homes of DC, LLC, for the purchase price of $554.