Form 10-Q
period 2013-03-31
Comstock Holding Companies, Inc.
filed 2013-05-15
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-32375

Comstock Holding Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1164345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1886 Metro Center Drive, 4th Floor

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

As of May 15, 2013, 17,941,621 shares of the Class A common stock, par value $0.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$9,335	$3,539
Restricted cash	3,307	3,203
Trade receivables	1,680	1,611
Real estate held for development and sale	25,376	27,781
Property, plant and equipment, net	237	222
Other assets	2,134	2,343

TOTAL ASSETS	$42,069	$38,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$5,136	$4,691
Notes payable – secured by real estate held for development and sale, net of discount	14,262	19,492
Notes payable – due to affiliates, unsecured	5,064	5,041
Notes payable – unsecured	2,967	3,096
Income taxes payable	—	—

TOTAL LIABILITIES	27,429	32,320

Commitments and contingencies (Note 10)	—	—
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 18,243,053 and 17,816,420 issued and outstanding, respectively	182	176
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	170,404	170,070
Treasury stock, at cost (426,633 shares Class A common stock)	(2,480)	(2,480)
Accumulated deficit	(161,626)	(162,349)

TOTAL COMSTOCK HOLDING EQUITY	6,507	5,444
Non-controlling interest	8,133	935

TOTAL EQUITY	14,640	6,379

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,069	$38,699

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues
Revenue – homebuilding	$11,396	$3,186
Revenue – other	161	749

Total revenue	11,557	3,935
Expenses
Cost of sales – homebuilding	8,796	2,754
Cost of sales – other	221	1,064
Impairments (reversals) (Note 2)	(722)	—
Selling, general and administrative	1,997	1,886
Interest, real estate taxes and indirect costs related to inactive projects	226	600

Operating income (loss)	1,039	(2,369)
Other income, net	27	29

Income (loss) before income tax benefit	1,066	(2,340)
Income tax benefit	—	912

Net income (loss) from continuing operations	1,066	(1,428)

Discontinued operations:
Loss from discontinued operations	(4)	(122)
Gain on sale of real estate from discontinued operations	—	6,516
Income tax expense from discontinued operations	—	(912)

Net (loss) income from discontinued operations	(4)	5,482
Net income	1,062	4,054
Less: Net income from continuing operations attributable to non-controlling interests	339	—
Less: Net income from discontinued operations attributable to non-controlling interests	—	103

Net income attributable to Comstock Holding Companies, Inc.	$723	$3,951

Basic income per share
Continuing operations	$0.04	$(0.07)
Discontinued operations	—	0.26

Net income per share	$0.04	$0.19

Diluted income per share
Continuing operations	$0.03	$(0.07)
Discontinued operations	—	0.26

Net income per share	$0.03	$0.19

Basic weighted average shares outstanding	20,524	20,287
Diluted weighted average shares outstanding	21,717	20,287

Net income attributable to Comstock Holding Companies, Inc.
Income (loss) from continuing operations	$727	$(1,428)
(Loss) income from discontinued operations	(4)	5,379

Net income	$723	$3,951

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Non-controlling interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	17,945	$179	2,733	$27	$168,620	$(2,439)	$(156,684)	$2,841	$12,544
Stock compensation and issuances	144	1			271				272
Non-controlling interest distributions								(2,944)	(2,944)
Net income							3,951	103	4,054

Balance at March 31, 2012	18,089	$180	2,733	$27	$168,891	$(2,439)	$(152,733)	$—	$13,926

Balance at December 31, 2012	17,628	$176	2,733	$27	$170,070	$(2,480)	$(162,349)	$935	$6,379
Stock compensation and issuances	615	6			198				204
Non-controlling interest contributions					136			6,859	6,995
Net income							723	339	1,062

Balance at March 31, 2013	18,243	$182	2,733	$27	$170,404	$(2,480)	$(161,626)	$8,133	$14,640

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,062	$4,054
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Amortization of loan discount and deferred financing fees	166	335
Depreciation expense	11	91
Provision for bad debt	7	—
Gain on sale of operating real estate, net	—	(6,516)
Loss on disposal of property, plant and equipment	—	1
Impairment (reversals)	(722)	—
Amortization of stock compensation	171	272
Changes in operating assets and liabilities:
Restricted cash	(104)	(19)
Trade receivables	(76)	629
Real estate held for development and sale	3,160	1,906
Other assets	(148)	(411)
Accrued interest	107	(502)
Accounts payable and accrued liabilities	445	(925)
Income taxes payable	—	(10)

Net cash provided by (used in) operating activities	4,079	(1,095)

Cash flows from investing activities:
Purchase of property, plant and equipment	(26)	—
Proceeds from sale of Cascades Apartments – operating real estate, net	274	18,400

Net cash provided by investing activities	248	18,400

Cash flows from financing activities:
Proceeds from notes payable	9,301	—
Payments on notes payable	(14,744)	(12,087)
Loan financing costs	(83)	—
Distribution of non-controlling interests and preferred returns	—	(2,944)
Proceeds from Comstock Investor VII, L.C. private placement	6,995	—

Net cash provided by (used in) financing activities	1,469	(15,031)

Net increase in cash and cash equivalents	5,796	2,274
Cash and cash equivalents, beginning of period	3,539	5,639

Cash and cash equivalents, end of period	$9,335	$7,913

Supplemental cash flow disclosures:
Interest paid, net of interest capitalized	$(30)	$831
Reduction in proceeds from sale of Cascades Apartment and increase in other assets related to amounts placed in escrow upon settlement of Cascades Apartments sale	$—	$950
Increase in class A common stock par value in connection with issuance of stock compensation	$6	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Comstock Companies, Inc. was incorporated on May 24, 2004 as a Delaware corporation. On June 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc. On December 17, 2004, the Company completed an initial public offering (“IPO”) of its Class A common stock. On June 25, 2012, the Company changed its name to Comstock Holding Companies, Inc. which better reflects the Company’s multi-faceted strategy and capabilities.

The Company’s Class A common stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004. The Company continues to be in compliance with all NASDAQ continued listing requirements.

For the three-month periods ended March 31, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In January 2013, this guidance was amended by ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which limits the scope of ASU 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance is effective for the Company beginning January 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale includes land, land development costs, construction and other costs. Real estate held for development and use is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. Costs incurred to sell real estate are capitalized to the extent they are both, reasonably expected to be recovered from the sale of the project and are tangible assets, or services performed to obtain regulatory approval of sales. Other selling costs are expensed as incurred.

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. For assets held for development and use, estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value, including management’s plans for the property. A write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable.

The Company classifies its Eclipse at Potomac Yard project (“Eclipse” or “Potomac Yard”) as held for sale and accordingly, carries the project at fair value less costs to sell as determined by discounted cash flow models, reference to comparable market transactions, or relevant purchase offers. Discounted cash flow models are dependent upon several subjective factors, including estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. The estimates of sales prices, sales pace and discount rates used by the Company are based on the best information available at the time the estimates are made.

In 2012, management evaluated its strategic alternatives with respect to its real estate projects classified as held for sale with the objective of creating additional near term liquidity. As a result, a decision was made to market the Eclipse project in a bulk sale transaction, rather than by selling directly to prospective home buyers, significantly accelerating absorption. The impairment charge of $2,358 for the year ended December 31, 2012, reflected the write down to estimated fair value less costs to sell under the bulk sale disposition strategy. During the three months ended March 31, 2013, the Company continued selling to prospective home buyers in the absence of a prospective bulk sale buyer and as a result of the increased sales activity, revised its previous strategy to market the Eclipse project in a bulk sale transaction. As of March 31, 2013, the Company’s strategy is to market the Eclipse project to prospective home buyers. As a result of the revised disposition strategy and the increased sales activity, the Company recorded a reversal of previously recorded impairment charges of $722 during the three months ended March 31, 2013, to properly reflect the for sale project at fair market value less costs to sell, consistent with the provisions of Accounting Standards Codification (“ASC”) 360. There were no impairment charges, or reversals, recorded during the three months ended March 31, 2012.

After impairment (reversals), real estate held for development and sale consists of the following:

	March 31, 2013	December 31, 2012
Land and land development costs	$17,161	$19,378
Cost of construction (including capitalized interest and real estate taxes)	8,215	8,403

	$25,376	$27,781

In the three months ended March 31, 2013, the Company sold four model home units to third parties and concurrently executed market rate leasebacks of the units. The terms of the leasebacks provided for market rate rents ranging from $3 to $5 monthly over 12 month leases, containing extension options. The Company reviewed each transaction in accordance with the guidance in ASC 840-40, Leases – Sale-Leaseback Transactions, and determined that as “seller-lessee,” the Company relinquished the right to substantially all of the remaining use of the property sold, retaining only a minor portion of use in the model homes leased back, therefore, accounted for the sale and leaseback as separate transactions in accordance with the guidance. The sale of the model homes is included within ‘Revenue-homebuilding’ in the Consolidated Statements of Operations. The rental expenses related to the model home sale-leasebacks are capitalized to ‘Real estate held for development and sale’ in accordance with ASC 970-340-25, Real Estate Project Costs.

3. OPERATING REAL ESTATE, NET

In February 2011, the Company began construction on a 103 unit apartment rental project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”). Accordingly, upon the initiation of construction, the value of the existing land upon which the project was constructed (approximately $2.5 million) was reclassified from real estate held for development and sale to operating real estate, net. The total construction costs capitalized in addition to the land and land development costs were approximately $9.8 million. The apartment project consisted of two buildings, the first of which was placed in service in July 2011 and the second of which was placed in service in September 2011. Accordingly, depreciation was recorded on the buildings placed in service. As further discussed in Note 13, the Cascades Apartments were sold on March 7, 2012, and the Consolidated Balance Sheets no longer include ‘Operating real estate, net’ as of March 31, 2013 and December 31, 2012.

Depreciation is calculated on buildings and improvements using the straight-line method over estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over estimated useful lives, which range from three years (primarily computer-related equipment) to seven years. Depreciation of $82 was recorded for the three months ended March 31, 2012 and is included in net loss on discontinued operations. No such charges were recorded for the three months ended March 31, 2013.

4. GENERAL CONTRACTING REVENUE

The Company undertakes short-term general contracting projects within its real estate services segment. These contracts are typically no more than 12 months in length. Revenue and earnings on these general contracting contracts are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. There are estimates used in determining profits and total costs inherent in the percentage of completion method and actual results could differ from the estimates used by the Company. The revenues and costs associated with these projects are included in ‘Revenue – other’ and ‘Cost of sales – other,’ respectively, in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012. Total revenue and gross profit recognized for the three months ended March 31, 2013 was $9 and $9, respectively. Total revenue and gross profit recognized for the three months ended March 31, 2012 was $589 and $80, respectively. Trade receivables and accounts payable were approximately $675 and $730, respectively, related to completed general contracting projects at March 31, 2013. Trade receivables and accounts payable were approximately $1,313 and $1,308, respectively, related to general contracting projects at December 31, 2012.

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

	Three Months Ended March 31,
	2013	2012
Balance at beginning period	$963	$1,009
Additions	40	14
Releases and/or charges incurred	(19)	(22)

Balance at end of period	$984	$1,001

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

	Three Months Ended March 31,
	2013	2012
Total interest incurred and capitalized	$465	$44
Total real estate taxes incurred and capitalized	76	92

Total interest and real estate taxes incurred and capitalized	$541	$136

Interest expensed as a component of cost of sales	$904	$618
Real estate taxes expensed as a component of cost of sales	105	62

Interest and real estate taxes expensed as a component of cost of sales	$1,009	$680

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported in real estate held for development and sale:

	Three Months Ended March 31,
	2013	2012
Total interest incurred and expensed for inactive projects	$57	$490
Total real estate taxes incurred and expensed for inactive projects	33	67
Total production overhead incurred and expensed for inactive projects	136	43

	226	600
Amounts reclassified to discontinued operations	—	—

	$226	$600

7. INCOME (LOSS) PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income per share for the three months ended March 31, 2013 and 2012 are presented on the Consolidated Statements of Operations. Restricted stock awards, stock options and warrants for three months ended March 31, 2013 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the restricted stock awards, stock options and warrants would be anti-dilutive. For the three months ended March 31, 2012, 276 stock options and 665 warrants were excluded as they would be anti-dilutive. The computation of basic and diluted shares outstanding is as follows:

	Three Months Ended March 31,
	2013	2012
Computation of Basic Shares Outstanding
Weighted average common shares outstanding – basic	20,524	20,287

Computation of Diluted Shares Outstanding
Weighted average common shares outstanding – basic	20,524	20,287
Dilutive effect of restricted stock awards	527	—
Dilutive effect of stock options	193	—
Dilutive effect of warrants	473	—

Weighted average common shares outstanding – diluted	21,717	20,287

During the first quarter of 2013, the Company identified an error in the consolidated financial statements for the quarter ended March 31, 2012. This error related to the calculation of diluted earnings per share, as the dilutive effect of restricted stock awards, stock options and warrants were anti-dilutive. We concluded that this adjustment was not material to any prior periods’ consolidated financial statements. As such, the Company revised the previously reported diluted earnings per share for the quarter ended March 31, 2012, as reflected in the Consolidated Statement of Operations. The effect of this adjustment was a $0.01 decrease in the “Diluted loss per share from continuing operations” and a $0.01 decrease in the “diluted income per share from discontinued operations.”

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

	Homebuilding	Apartment Buildings	Real Estate Services	Total
Three Months Ended March 31, 2013
Gross revenue	$11,449	$—	$108	$11,557
Gross profit	2,419	—	121	2,540
Operating profit from continuing operations	946	—	120	1,066
Operating (loss) from discontinued operations	—	(4)	—	(4)
Net income (loss)	946	(4)	120	1,062
Total assets	41,192	—	877	42,069
Depreciation and amortization	182	—	—	182
Interest expense	57	—	—	57
Three Months Ended March 31, 2012
Gross revenue	$3,346	$—	$589	$3,935
Gross profit	37	—	80	117
Operating (loss) profit from continuing operations	(2,361)	—	21	(2,340)
Operating profit from discontinued operations	—	6,394	—	6,394
Net (loss) income	(2,361)	6,394	21	4,054
Total assets	32,160	1,593	1,228	34,981
Depreciation and amortization	344	—	—	344
Interest expense	490	—	—	490

The Company allocates selling, general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations, based upon its estimate of time allocable to the segment or based upon overall pro rata revenue generation.

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2013	2012
Segment operating income (loss) from continuing operations	$1,066	$(2,340)
Income tax benefit	—	912

Income (loss) from continuing operations	$1,066	$(1,428)

Segment operating income (loss) from discontinuing operations	$(4)	$6,394
Income tax expense	—	(912)

Income (loss) from discontinuing operations	$(4)	$5,482

9. INCOME TAX

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities indicated in the financial statement and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This resulted in a zero deferred tax benefit or expense for the three months ended March 31, 2013 and 2012, respectively.

The Company currently has approximately $116 million in federal and state NOLs, which based on current statutory tax rates, has a potential fair value of approximately $45 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of March 31, 2013, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of March 31, 2013, because of the Company’s full valuation allowance on its net deferred tax assets.

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

The Company has not recorded any accruals for tax uncertainties as of March 31, 2013 and 2012, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal and most state tax authorities.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At March 31, 2013 and 2012, the Company has issued $66 and $528 in letters of credit, respectively, and $1,039 and $2,133 in performance and payment bonds, respectively, to these third parties. No amounts have been drawn against these letters of credit or performance bonds.

11. RELATED PARTY TRANSACTIONS

On December 31, 2009, the Company, through an affiliate, Comstock Property Management, L.C., entered into a three-year lease for approximately 7,620 square feet of office space for its corporate headquarters at 1886 Metro Center Drive, Reston, Virginia from Comstock Asset Management, L.C., an affiliate wholly-owned by our Chief Executive Officer. On September 19, 2012, the Company amended the lease for an additional 2,436 square feet of office space, or a total 10,056 square feet, for its corporate headquarters, with an effective date of July 1, 2012. Concurrent with the amendment, the Company agreed to extend the lease for five-years from the effective date and future minimum lease payments are as follows:

2013	$227
2014	310
2015	320
2016	329
2017	167

Total	$1,353

For the three months ended March 31, 2013 and 2012, total payments made under this lease agreement were $74 and $48, respectively. As of March 31, 2013, the Company recorded a straight–line rent payable of $14, which is included in ‘Accounts payable and accrued liabilities’

Comstock Services, L.C., a subsidiary of the Company, entered into a Subcontract Agreement with Davis Construction, LLC to perform site work and land development for a project known as Loudoun Station in Loudoun County, Virginia. Comstock Partners, L.C., an entity wholly-owned by Christopher Clemente, the Chairman and Chief Executive Officer of the Company, is the owner of the Loudoun Station project. The total contract value was $5.2 million and was completed in October 2012. For the three months ended March 31, 2012, the Company recognized $0.4 of revenue from the contract, which is included in ‘Revenue-other’ in the consolidated income statement. The Company did not recognize any revenues from the contract for the three months ended March 31, 2013. As of March 31, 2013 and December 31, 2012, the Company was owed $0.7 million and $1.3 million under this contract, respectively, which is included in ‘Trade receivables’ in the Consolidated Balance Sheet.

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

Pursuant to a Credit Enhancement Agreement entered into on February 17, 2011 by and between Comstock Holding Companies, Inc. and Gregory Benson, the COO and President of the Company, and Christopher Clemente, the Chairman and Chief Executive Officer of the Company (each, a “Guarantor”), the Guarantors agreed to provide credit enhancement and the personal guarantee of loans with Cardinal Bank and Eagle Bank in exchange for payment by the Company of a credit enhancement fee. As a result of this credit enhancement the Guarantors on an aggregate basis are entitled to a credit enhancement fee calculated at a rate of four percent (4%) per annum. One-half of the credit enhancement fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. During the three months ended March 31, 2012, the Company made guarantee payments under this agreement of approximately $130. No such payments were made for the three months ended March 31, 2013. The financing with SunBridge Capital Management, LLC eliminated the need for personal guarantees on the applicable projects and accordingly this agreement was terminated on July 12, 2011 with respect to the fees paid on the Eagle Bank loan. On March 7, 2012, the Cardinal Bank loan was repaid and, accordingly, the agreement was terminated with respect to the fees paid on the Cardinal Bank loan and the accrued fees were paid in full. Messrs. Clemente and Benson periodically provide personal guaranties for the Company for which a credit enhancement fee could be charged. For the three months ended March 31, 2013 and 2012, no fees were charged.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by the Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. Pursuant to the Services Agreement, the Company shall not be responsible for any out-of-pocket or third party costs associated with the services provided. For the three months ended March 31, 2013 and 2012, the Company billed Comstock Asset Management, L.C. $112 and $81, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ within the Consolidated Statement of Operations.

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by the Chief Executive Officer of the Company, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to unpaid principal outstanding, beginning on April 1, 2013. The Extension Agreement was subject to the approval by the Company’s board of directors and approval was obtained on March 21, 2013. For further details of this financing arrangement, refer to Note 14.

On March 14, 2013, Comstock Investors VII, L.C., a subsidiary of the Company (“INV”) entered into subscription agreements with certain accredited investors for the sale of membership interests in INV whereby INV raised working capital. Participants in the Private Placement included unrelated third party investors along with several members of the Company’s board of directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. Refer to Note 13 for further details of the Private Placement offering.

12. DISCONTINUED OPERATIONS

As described in Note 13, on March 7, 2012, the Company’s subsidiary sold the Cascades Apartments. As the Cascades Apartments represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to appropriately reflect the discontinued operations of the Cascades Apartments and the continuing operations of the Company. Revenues, costs and expenses directly associated with the Cascades Apartments have been reclassified as discontinued operations in the Consolidated Statements of Operations. Corporate expenses, such as general corporate overhead, have not been allocated to discontinued operations. The guidance in ASC 740-20-45-7 requires that the income recorded in discontinued operations be considered when determining the amount of benefit allocable to continuing operations in circumstances when continuing operations result in a net loss position for the period presented. Accordingly, the Company has allocated a tax benefit of $912 to continuing operations and a tax expense of $912 to discontinued operations for the three month period ended March 31, 2012. No tax benefit or expense was allocated to continuing operations or discontinued operations for the three month period ended March 31, 2013.

Summarized financial information for the Cascades Apartments is set forth below:

	Three Months Ended March 31,
	2013	2012
Revenues	$—	$167
Cost of sales	(1)	129
Selling, general and administrative	5	10
Interest, real estate taxes and indirect costs related to inactive projects	—	154
Other (income) expenses, net	—	(4)

Loss from discontinued operations before gain on sale of real estate and income tax expense	(4)	(122)
Net gain on sale of real estate	—	6,516

Net income (loss) from discontinued operations before income tax expense	(4)	6,394
Income tax expense	—	(912)

Net income (loss) from discontinued operations	(4)	5,482

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

Consolidated Real Estate Held for Development and Sale

Included within the Company’s real estate held for development and sale at March 31, 2013 is the Eclipse project, a wholly-owned entity that is a VIE and for which the Company is the primary beneficiary. This entity has been established to own and operate real estate property and was deemed a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of this VIE as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project in Washington, D.C. The Company evaluated the joint venture and determined that it was a VIE concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to its Comstock Investor VII, L.C. subsidiary on March 13, 2013 as more fully described below.

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

On March 14, 2013, Comstock Investors VII, L.C., a subsidiary of the Company, entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”), pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock Investors VII, L.C. for an initial aggregate amount of $6,995 of a final $7,295 capital raise. Concurrently, the Company issued 112 warrants for the purchase of Class A shares of the Company’s common stock to the non-affiliated accredited investors, having an aggregate fair value of $136. Comstock VII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. The Subscription Agreement provides that the Comstock VII Class B Members are entitled to a cumulative, compounded, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the interests of the Comstock VII Class B Members, provided that (i) all of the Comstock VII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VII Class B Members’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Private Placement provides capital related to the current and planned construction of the Company’s following projects: The Residences at Shady Grove in Rockville, Maryland consisting of 36 townhomes, The Hampshires project in Washington, D.C. consisting of 38 single family residences and 73 townhomes, and the Falls Grove project in Prince William County, Virginia consisting of 110 townhomes and 19 single family homes (collectively, the “Projects”). Proceeds of the Private Placement are to be utilized (i) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (ii) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (iii) for general corporate purposes of the Company. The Company evaluated the Comstock Investors VII, L.C. subsidiary and determined that it was a VIE, concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE.

At March 31, 2013 and December 31, 2012, total assets of these VIEs were approximately $34.0 million and $29.4 million, respectively, and total liabilities were approximately $15.5 million and $17.4 million, respectively. The classification of these assets is primarily within real estate held for development and sale and the classification of liabilities are primarily within notes payable – secured by real estate held for development and sale in the Company’s consolidated balance sheets.

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

On February 11, 2011, Comstock closed its loan agreement with Cardinal Bank (see Note 14) which provided the necessary construction financing for the development of the Cascades Apartments and concurrent with that closing, the Company utilized the proceeds of the Private Placement offering as described above. The Company has fully guaranteed the loan and accordingly, Comstock concluded that Cascades II is a VIE. As part of the Cascades II operating agreement, the Company has majority voting and complete operational control of the subsidiary. The Company had previously concluded that it is the primary beneficiary of the VIE and therefore the financial condition, results of operations and cash flows of Cascades II were consolidated in the accompanying financial statements.

The investors in the Private Placement (the “Priority Members”) were entitled to a cumulative, compounded, preferred return, subject to the performance of Cascades II, of 20% per annum, compounded annually on their capital account balances. Comstock has the right to repurchase the interest of the Priority Members provided that i) all of the Priority Members interests are acquired, ii) the purchase is made in cash and iii) the purchase price equals the Priority Members capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The equity contribution related to the Private Placement is reflected as a Non-Controlling Interest as a component of consolidated shareholders’ equity. The Company’s investment is subordinate to the Priority Members investment and gains from the operating activity and distributions of cash flow (if any) of Cascades II will be allocated to the Priority Members (in advance of Comstock) up to their capital account plus the required preferred return of 20% as outlined above. For the three months ended March 31, 2012, the priority returns of $103 were reflected in the accompanying Consolidated Statement of Operations as net income attributable to non-controlling interests to properly account for the preferred return due the Priority Members upon liquidation of their interest in Cascades II.

On March 7, 2012, the Company completed the sale of the Cascades Apartments to an affiliate of CAPREIT Acquisition Corporation (“Purchaser”), a Maryland corporation, pursuant to a Contract of Sale Agreement, as amended, dated October 31, 2011. The Cascades Apartments were sold for $19.35 million. In connection with the closing of the transaction, Cascades II placed in escrow $300 (the “Warranty Escrow”) to secure performance of certain post-closing warranty work and $650 (the “Claims Escrow”) to secure Cascades II’s indemnification and other obligations set forth in the Agreement. The Warranty Escrow shall be released to Cascades upon completion of the post-closing warranty work and the Claims Escrow shall be released to Cascades in three equal installments at six, eight and twelve months from the date of settlement provided that no claims have been made against Cascades by the Purchaser. On September 6, 2012, the Purchaser released the $300 Warranty escrow, net of $2 in settlement costs, and one-third of the Claims Escrow, $217, net of $35 of post-closing warranty claims. On November 26, 2012, the Purchaser released the second installment of $143, representing one-third of the remaining Claims Escrow. On March 11, 2013, the Purchaser released the final installment of $290, net of $16 of post-closing warranty claims. As detailed in Note 12, the historical operations of Cascades Apartments are included within discontinued operations.

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

Bank	Balance as of 3/31/13	Balance as of 12/31/12	Recourse
Eagle Bank – Redland Road	$3,570	$2,500	Secured
Eagle Commercial Ventures – Redland Road	3,190	—	Secured
Rosalie K. Stahl Trust	3,000	3,000	Secured
Eagle Bank – New Hampshire Ave.	2,346	3,159	Secured
Bank of America	2,967	3,096	Unsecured
Eagle Bank – Potomac Yard / Penderbrook	1,494	4,084	Secured
Cardinal Bank	299	636	Secured
Branch Banking & Trust	263	263	Secured
Seller – Emerald Farm	100	100	Secured
TSR-Shady Grove, LLC.	—	5,750	Secured

	17,229	22,588
Due to affiliates – Stonehenge Funding	5,064	5,041	Unsecured

Total	$22,293	$27,629

The material loan agreements are discussed below.

Eagle Bank

On May 29, 2012, the Company, through its Comstock Potomac Yard, L.C. and Comstock Penderbrook, L.C. subsidiaries, entered into a loan agreement with Eagle Bank pursuant to which the Company secured a $9.96 million loan with a twenty-seven months term (the “Eagle Bank Loan”) to refinance the Company’s Eclipse condominium project and Penderbrook Square condominium project. Proceeds from the Eagle Bank Loan were primarily utilized (i) to pay off existing indebtedness of approximately $7.97 million, (ii) set up an interest reserve escrow pursuant to the term of agreement in the amount $0.5 million, (iii) pay approximately $0.1 million in settlement charges and closing costs, and (iv) for general corporate purpose. The interest reserve escrow is held in the name of the bank and if the borrower defaults under the loan agreement, the bank has sole discretion to apply the funds or portion of the funds to pay off the indebtedness. Commencing thirty days after closing, the Company is required to make monthly payments of interest only on outstanding principal balance, principal curtailment payments upon settlements at the two subsidiaries and a minimum principal curtailment payment of $4.98 million no later than 12 months following the closing of the Eagle Bank Loan. There is no prepayment penalty associated with the Eagle Bank Loan. The balance outstanding at March 31, 2013 and December 31, 2013 was $1.5 million and $4.1 million, respectively.

On August 23, 2012, the Company, through New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, entered into a three-year loan agreement and related documents with Eagle Bank securing a $6.0 million revolving development loan and a $4.0 million revolving construction loan (collectively, the “Eagle NHA Revolver”) to finance The Hampshires, the Company’s 111-unit project located in Washington, D.C. Proceeds from the Eagle NHA Revolver will primarily be utilized to (i) pay for expenses associated with the Eagle NHA Revolver; (ii) reimburse the Company for development costs previously expended and (iii) to pay for the future development and construction related expenses. Under the terms of the Loan Agreement, the Eagle NHA Revolver provides for an initial floating interest rate of LIBOR plus 3% with an interest rate floor of 5.75%. The New Hampshire Ave. Ventures, LLC is required to make monthly interest payments on the Eagle NHA Revolver to the extent not offset by a $400 interest reserve initially set aside for the benefit of the Borrower and is required to make a minimum principal curtailment under the development portion of the Eagle NHA Revolver of $3.22 million by December 31, 2013 and additional curtailments on a quarterly basis thereafter. There is no prepayment penalty associated with the Eagle NHA Revolver, which is secured by a first deed of trust and is fully guaranteed by the Company. The balance outstanding at March 31, 2013 and December 31, 2012 was $2.3 million and $3.2 million, respectively.

On December 27, 2012, the Company, through Comstock Redland Road, L.C. subsidiary, entered into an acquisition bridge loan (the “Bridge Loan”) with Eagle Bank, pursuant to which the Company secured $2.5 million to finance the Company’s acquisition of the property directly adjacent to the Shady Grove Metro in Rockville, Montgomery County, Maryland. The Company utilized the proceeds from the Eagle Bank Loan (the “Bridge Loan”) to (i) pay for the acquisition of land planned for development of 36 townhomes, 3 single family, and a 117-unit multi-family residential building and (ii) to pay for expenses associated with settlement charges and closing costs. Under the terms of the loan agreement, the Bridge Loan provides for an interest rate of 5% per annum. The Company is expected to make monthly interest payments commencing thirty days after closing, with entire principal balance due March 27, 2013. The loan is secured by a promissory note, second deed of trust and security agreement on the property, second deed of trust and security agreement on the Potomac Yard project, a guaranty of Comstock Holding Companies, Inc., Comstock Potomac Yard, L.C. and Christopher Clemente, the Chief Executive Officer of Comstock Holding Companies, Inc. and other ancillary documents (collectively, the “Bridge Loan Documents”). There is no prepayment penalty associated with the Bridge Loan. The Bridge Loan was repaid in full, including accrued interest, on March 25, 2013.

On March 25, 2013, Comstock Redland Road, L.C., a subsidiary of the Company (“Redland”), entered into a Revolving Credit Line Deed of Trust, Security Agreement, and Fixture Filing, Loan Agreement, Revolving Construction Loan Promissory Note, Development Loan Promissory Note, and related documents (the “TH Loan Documents”) with EagleBank pursuant to which Redland secured a $10.4 million acquisition, development and construction loan and letter of credit facility (“TH Loan”) for a mix of 39 townhomes and single family homes at the Residences at Shady Grove project in Rockville, Montgomery County, Maryland (the “TH Project”) and a $2.4 million acquisition and development loan (“Apt Loan”) for a 117-unit multi-family residential building known as BLVD Shady Grove, in Rockville, Montgomery County, Maryland (the “Apt Project”). Under the terms of the TH Loan Documents, there is a 24 month maturity date, and an interest rate at LIBOR plus three percent (3%), subject to an interest rate floor of 5%. Under the Apt Loan, there is a 12 month maturity date and an interest rate at LIBOR plus three percent (3%), subject to an interest rate floor of 5%. The TH Loan and Apt Loan are secured by the TH Project, Apt Project, and fully guaranteed by the Company. The balance outstanding on the TH Loan and Apt Loans at March 31, 2013 was $2.0 million and $1.6 million, respectively.

Eagle Commercial Ventures

On March 25, 2013, the Company, through Redland, entered into a Loan Agreement, Deed of Trust, Security Agreement and Fixture Filing, Promissory Note, and related documents (the “Secondary Loan Documents”) with Eagle Commercial Ventures, LLC (“Secondary Lender”) for the acquisition and development of the TH Project and the Apt Project totaling $3.2 million. Under the terms of the Secondary Loan Documents, there is a 24 month maturity date for the Secondary TH Loan, and a 12 month maturity date for the Secondary Apt Loan, and both loans provide for an interest rate at 12%, with payment of interest only at 6% and accrual of the remaining 6% until maturity. The Secondary TH and Apt Loans are secured by a second trust on the TH Project and Apt Project, respectively, and are fully guaranteed by the Company and the Company’s Chief Executive Officer. The balance outstanding on the Secondary TH Loan and Secondary Apt Loans at March 31, 2013 was $2.1 million and $1.1 million, respectively.

Rosalie K. Stahl Trust

On August 23, 2012, the Company, through New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, also entered into a $3.0 million mezzanine loan (the “NHA Mezzanine Loan”) in connection with the The Hampshires project with the Rosalie K. Stahl Trust. Proceeds from the NHA Mezzanine Loan, which has a three-year maturity date, were utilized to acquire the land for development of the project. The NHA Mezzanine Loan provides for an interest rate of 13.5% per annum, interest to be paid current on a monthly basis, with the full principal balance being due at maturity. The NHA Mezzanine Loan is secured by a second deed of trust which is fully subordinate to the Eagle NHA Revolver and is non-recourse to the Company. There is no prepayment penalty associated with the NHA Mezzanine Loan. The balance outstanding on the loan at March 31, 2013 and December 31, 2012 was $3.0 million and $3.0 million, respectively.

Cardinal Bank

On September 27, 2012, the Company, through Comstock Eastgate, L.C. (“Eastgate”), a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development I, LLC, entered into a loan agreement with Cardinal Bank to which the Company secured a $2.5 million revolving construction loan (the “Cardinal Bank Revolver”) to finance The Villas at Eastgate, the Company’s 66-unit project located in Loudoun County, VA. The loan maturity is twelve months from origination, with an automatic extension of twelve months subject to the Company meeting certain sales conditions, which include (i) entering into binding contracts for the sale of eighteen units and (ii) settling twelve units, each by the one year anniversary of the loan. The proceeds of Cardinal Bank Revolver will be primarily utilized to pay expenses associated with the loan and future construction expenses of the project. The Cardinal Bank Revolver provides for a variable interest rate of Prime plus 0.5%, with an interest rate floor of 4.75%. Commencing thirty days after loan close, the Company is required to make monthly payments of interest only and upon the closing of the sale of a unit, make principal curtailment payments of 100% of unit costs borrowed. There is no prepayment penalty associated with the Cardinal Bank Revolver. The balance outstanding on the loan at March 31, 2013 and December 31, 2012 was $0.3 million and $0.6 million, respectively.

TSR-Shady Grove, LLC

On December 27, 2012, the Company, through the Comstock Redland Road, L.C. subsidiary, entered into a Deferred Purchase Money Promissory Note with TSR-Shady Grove, LLC, a Maryland Limited liability company, pursuant to which the Company secured $5.75 million for the acquisition of land planned for development of 36 town houses, 3 single family and a 117-unit multi-family residential building. The TSR-Shady Grove Loan provides for an interest rate of 6% per annum, interest is payable commencing thirty days after closing, with entire principal balance due March 28, 2013. However, pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”), no interest was to accrue until the property was vacated. The TSR-Shady Grove Loan was secured by a deferred purchase money first deed of trust. There was no prepayment penalty associated with Redland Grove Loan. The Deferred Purchase Money Promissory Note was repaid in full, including accrued interest, on March 25, 2013.

Stonehenge

On December 23, 2009, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by the Chief Executive Officer of the Company, completed the purchase of a senior unsecured note (the “JP Morgan Debt”) from JP Morgan Ventures (“JPMV”) in the then outstanding amount of approximately $9.0 million, plus accrued and unpaid interest. The purchase of the JP Morgan Debt resulted in the transfer to Stonehenge of a warrant previously issued to JPMV for the purchase of 1.5 million shares of the Company’s Class A Common Stock with a strike price of $0.07 per share (the “JP Morgan Warrant”). The Company’s Chief Operating Officer subsequently purchased a participation interest in the JP Morgan Debt and the JP Morgan Warrant from Stonehenge. On February 12, 2010 the Company entered into a modification agreement to modify the terms of the Company’s senior unsecured note with Stonehenge (the “Modification Agreement”). Under the terms of the Modification Agreement, Stonehenge agreed to forgive $4.5 million of the principal balance due from the Company under the JP Morgan Debt, reducing the principal balance by 50% to $4.5 million. Stonehenge also agreed to forgive an additional amount due from the Company of approximately $875, representing all past due interest, late fees and penalties accruing through December 31, 2009 under the JP Morgan Debt. Stonehenge further agreed to reduce the interest rate, effective January 1, 2010, by 50% to 300 basis points above the one year LIBOR on a floating basis. In connection therewith, Stonehenge may, on a quarterly basis, elect to accept stock of the Company (or warrants for the purchase thereof) with a cumulative value equal to the value of the scheduled interest payment in lieu of accruing a future quarterly interest payment. Further, the Modification Agreement provided for the elimination of or forbearance from the enforcement of all financial covenants contained in the JP Morgan Debt and forgiveness of all previously reported covenant violations by the Company. On July 24, 2012, the Company and Stonehenge entered into an agreement extending the maturity of the debt to July 20, 2013.

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

As of March 31, 2013, maturities and/or curtailment obligations of all of our borrowings are as follows:

2013	$399
2014	4,174
2015	9,689
2016	5,064
2017 and thereafter	2,967

Total	$22,293

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values based on their short maturities. The carrying amount of floating rate debt approximates fair value based upon observable market rates.

The fair value of fixed rate debt is based on observable market rates (Level 2 inputs). The following table summarizes the fair value of fixed rate debt and the corresponding carrying value of fixed rate debt as of:

	March 31, 2013	December 31, 2012
Carrying amount	$22,293	$27,629
Fair value	$19,657	$24,881

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

For the three months ended March 31, 2013 and 2012, total stock-based compensation cost was $204 and $272, respectively. For the three months ended March 31, 2013 $33 was capitalized to ‘Real estate held for development and sale’ and $171 was charged to selling, general and administrative expenses. For the three months ended March 31, 2012, $272 was charged to selling, general and administrative expenses and no costs were capitalized to ‘Real estate held for development and sale.’ As of March 31, 2013 and 2012, the weighted-average remaining contractual term of unexercised stock options was 6.0 years and 7.8 years, respectively. As of March 31, 2013, there was $843 of unrecognized compensation cost related to stock issuances granted. There was $1,918 of unrecognized compensation cost related to stock issuances granted as of March 31, 2012. There were no grants of restricted stock awards or stock options in the three months ended March 31, 2013.

17. SUBSEQUENT EVENTS

On April 15, 2013 and May 3, 2013, the Company, through Comstock Eastgate, L.C., a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development I, LLC, executed the fourth and fifth lot takedowns, respectively, of eleven total, under the Building and Purchase Agreement with M/I Homes of DC, LLC, for the purchase price of $554 each.

On May 8, 2013, the Company, through its Comstock Yorkshire, L.C. subsidiary, (“Yorkshire”), closed on its Falls Grove townhome and single family project located in Prince William County, Virginia (the “Yorkshire Project”) for $3.33 million. In connection with the Yorkshire Project, the Yorkshire entered into a loan agreement and related documents with Cardinal Bank pursuant to which Yorkshire secured a $5.2 million acquisition and development loan, a $2.5 million revolving construction loan and a $2.95 million letter of credit facility (collectively, the “Yorkshire Loan”) to finance the Company’s development of the Yorkshire Project. Under the terms of the agreements, the Yorkshire Loan provides for an initial variable interest rate of Prime plus one half percent with an interest rate floor of 4.5%, payable monthly to the extent not offset by a $0.33 million interest reserve initially set aside for the benefit of Yorkshire. The Yorkshire Loan has a maturity date of 24 months so long as Yorkshire obtains 24 sales and 12 unit settlements within the 12 month period following the closing of the Yorkshire Loan. There is no prepayment penalty associated with the Yorkshire Loan, which is secured by a first deed of trust on the Yorkshire Project. The Yorkshire Loan is fully guaranteed by the Company and by a limited guaranty from the Chief Executive Officer and Chief Operating Officer of the Company. Each of the Chief Executive Officer and Chief Operating Officer have initially agreed not to charge a credit enhancement fee for the Yorkshire Loan as authorized by that certain Credit Enhancement Agreement as detailed in Note 11.

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

Recent Developments

Comstock Investors VII, L.C

On March 14, 2013, Comstock Investors VII, L.C. (“Investors VII”), a subsidiary of the Company, entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors (the “Purchasers,” and each a “Purchaser”), pursuant to which the Purchasers purchased membership interests (“Interests”) in Investors VII for an initial aggregate amount of $6,995 of a final $7,295 capital raise (the “Private Placement”). Subsequent to March 31, 2013, the Company received the remaining $300 under the Subscription Agreements. Purchasers included unrelated third-party accredited investors along with members of the Company’s board of directors and the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. The Subscription Agreement provides that the Purchasers are entitled to a cumulative, compounded, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the Interests of the Purchasers, provided that (i) all of the Purchasers’ Interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Purchasers’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Private Placement provides capital related to the current and planned construction of the Company’s following projects: The Residences at Shady Grove in Rockville, Maryland consisting of 36 townhomes, The Hampshires project in Washington, D.C. consisting of 38 single family residences and 73 townhomes, and the Falls Grove project in Prince William County, Virginia consisting of 110 townhomes and 19 single family homes (collectively, the “Projects”). Proceeds of the Private Placement are to be utilized (i) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (ii) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (iii) for general corporate purposes of the Company.

As part of the Private Placement, the Company also issued warrants to purchase shares of the Company’s Class A Common Stock (“Class A Common Stock”) (“Warrants,” and each a “Warrant”) to Purchasers who are not officers, directors or affiliates of the Company that purchased Interests that equaled or exceeded an initial investment amount of $250. The Warrants represent the right to purchase up to 116 shares of Class A Common Stock, the maximum aggregate amount of warrants approved for issuance under the Private Placement. The Warrants have an initial exercise price which is equal to the average of the closing price of the Class A Common Stock of the 20 trading days preceding the issuance of the Warrant. The Warrants contain a cashless exercise provision. In the event the Purchasers exercise the Warrants on a cashless basis, the Company will not receive any proceeds. Warrants may be exercised at any time prior to March 14, 2023.

Comstock Redland Road, L.C.

On March 25, 2013, Comstock Redland Road, L.C., a subsidiary of the Company (“Redland”), entered into a Revolving Credit Line Deed of Trust, Security Agreement, and Fixture Filing, Loan Agreement, Revolving Construction Loan Promissory Note, Development Loan Promissory Note, and related documents (the “TH Loan Documents”) with EagleBank pursuant to which Redland secured a $10.4 million acquisition, development and construction loan and letter of credit facility (“TH Loan”) for a mix of 39 townhomes and single family homes at the Residences at Shady Grove project in Rockville, Montgomery County, Maryland (the “TH Project”) and a $2.4 million acquisition and development loan (“Apt Loan”) for a 117-unit multi-family residential building known as BLVD Shady Grove, in Rockville, Montgomery County, Maryland (the “Apt Project”). Under the terms of the TH Loan Documents, there is a 24 month maturity date, and an interest rate at LIBOR plus three percent (3%), subject to an interest rate floor of 5%. Under the Apt Loan, there is a 12 month maturity date and an interest rate at LIBOR plus three percent (3%), subject to an interest rate floor of 5%. The TH Loan and Apt Loan are secured by the TH Project, Apt Project, and fully guaranteed by the Company.

On March 25, 2013, the Company, through Redland, entered into a Loan Agreement, Deed of Trust, Security Agreement and Fixture Filing, Promissory Note, and related documents (the “Secondary Loan Documents”) with Eagle Commercial Ventures, LLC (“Secondary Lender”) for acquisition and development of the TH Project and the Apt Project totaling $3.2 million. Under the terms of the Secondary Loan Documents, there is a 24 month maturity date for the TH Loan, and a 12 month maturity date for the Apt Loan, and both loans provide for an interest rate at 12%, with payment of interest only at 6% and accrual of the remaining 6% until maturity. The Secondary Loan is secured by a second trust on the TH Project and Apt Project, and fully guaranteed by the Company and the Company’s Chief Executive Officer.

Comstock Yorkshire, L.C.

On May 8, 2013, the Company, through its Comstock Yorkshire, L.C. subsidiary (“Yorkshire”), entered into a loan agreement and related documents with Cardinal Bank pursuant to which Yorkshire secured a $5.2 million acquisition and development loan and a $2.5 million revolving construction loan (collectively, the “Yorkshire Loan”) to finance the Company’s project known as Falls Grove located in Prince William County, Virginia (the “Yorkshire Project”). Under the terms of the Yorkshire Loan, the loan provides for an initial variable interest rate of Prime plus one half percent (.5%) with an interest rate floor of 4.5%. The Yorkshire Loan has a maturity date of 24 months so long as Yorkshire has maintained an annual sales pace of twenty-four (24) contracts and twelve (12) settlements of units in the Yorkshire Project within the twelve (12) month period following the closing of the Yorkshire Loan. There is no prepayment penalty associated with the Yorkshire Loan, which is secured by a first deed of trust on the Yorkshire Project. The Yorkshire Loan is fully guaranteed by the Company, with a limited guaranty by the Chief Executive Officer and Chief Operating Officer of the Company.

Stonehenge Funding, L.C.

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

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Orders, cancellations and backlog

Gross new order revenue, consisting of revenue from all units sold, for the three months ended March 31, 2013 increased $14.5 million to $18.3 million on 39 units as compared to $3.8 million on 20 units for the three months ended March 31, 2012. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the three months ended March 31, 2013 increased $11.4 million to $15.2 million on 33 units as compared to $3.8 million on 20 units for the three months ended March 31, 2012. Average gross new order revenue per unit for three months ended March 31, 2013 increased $279 to $469, as compared to $190 for the three months ended March 31, 2012. The increase is related directly to the unit mix of units settled. For the three months ended March 31, 2013, gross new orders totaled one unit at Penderbrook, 10 units at Eclipse, 6 units at The Hampshires and 22 units at Eastgate, as compared to 19 units at Penderbrook and one unit at Eclipse for the three months ended March 31, 2012.

We have three Washington, D.C. projects where we currently have units available for sale: the Eclipse at Potomac Yard in Arlington, VA, The Hampshires in Northeast, Washington D.C. and Eastgate in Chantilly, VA. As of March 31, 2013, there were 2 units in backlog for a total of $1.0 million related to the Eclipse project. Because unit sales at this project are generated from completed inventory, we do not need to construct units after a sales contract is executed with a unit purchaser. As a result, we are able to quickly execute on a sales contract and deliver the unit to the purchaser with deliveries typically made within thirty days of contract execution. The Hampshires project began settling units in March 2013 and at March 31, 2013, there were 5 units in backlog for a total of $3.3 million. The Eastgate project began settling units in March 2013 and at March 31, 2013, there were 15 units in backlog for a total of $5.4 million. Unit sales at The Hampshires and Eastgate projects are generated from inventory that must be developed and constructed, thus the delivery of the units to the purchaser typically is made within 90 to 120 days from execution of the sales contract with the purchaser. At March 31, 2013, we had a total of 22 units in backlog to generate revenue of $9.7 million. The Company exited the Penderbrook project with the settlement of two remaining units in January 2013.

Revenue – homebuilding

The number of homes delivered for the three months ended March 31, 2013 increased to 21 as compared to 17 homes for the three months ended March 31, 2012. Average revenue per home delivered increased by approximately $356 to $543 for the three months ended March 31, 2013 as compared to $187 for the three months ended March 31, 2012. Revenue from homebuilding increased by $8.2 million to $11.4 million for the three months ended March 31, 2013 as compared to $3.2 million for the three months ended March 31, 2012 which resulted in the increase in the number of homes settled and the mix of units sold. For the three months ended March 31, 2013, the Company settled 21 units (two units at Penderbrook, eight units at Eclipse, six units at The Hampshires and five units at Eastgate), as compared to 17 units (16 units at Penderbrook and one unit at Eclipse) for the three months ended March 31, 2012.

Revenue – other

Revenue-other decreased approximately $0.6 million to $0.2 million during the three months ended March 31, 2013, as compared to $0.8 million for the three months ended March 31, 2012. Included in the 2013 revenue was approximately $0.1 million of revenue from real estate services. The decrease relates to the continued decrease in the number of rental units at Penderbrook and Eclipse and the completion of several of the general contracting projects in 2012.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended March 31, 2013 increased by $6.0 million to $8.8 million, as compared to $2.8 million for the three months ended March 31, 2012. The unit mix and number of homes settled during the quarter accounted for the increase in the aggregate cost of sales figure.

Cost of sales – other

Cost of sales – other decreased approximately $0.9 million to $0.2 million during the three months ended March 31, 2013 as compared to $1.1 million in the three months ended March 31, 2012. As a result of the continued absorption of the condominium units at Penderbrook and Eclipse, the number of units used in rental operations has been significantly reduced over the past twelve months, attributing to the significant decrease.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended March 31, 2013 increased $0.1 million to $2.0 million, as compared to $1.9 million for the three months ended March 31, 2012. The increase in expenses is attributable to labor and costs related to the Company’s pursuit of new business opportunities.

Interest, real estate taxes and indirect costs related to active and inactive projects

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate held for development and sale during the active development period, which generally commences when development and construction activities begin and ends when the properties are substantially complete or the property becomes inactive which means that development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate held for development and sale are expensed as a component of cost of sales as related units are sold. When a project becomes inactive, its interest, real estate taxes and indirect overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the three months ended March 31, 2013, only one of our projects was determined to be inactive for accounting purposes, as compared to all at March 31, 2012. Refer to Note 6 to the Consolidated Financial Statements for the breakdown of the interest, real estate taxes and indirect costs related to active and inactive projects reported on the Consolidated Statement of Operations.

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

The effective tax rate for the three months ended March 31, 2013 and 2012 was 0%, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income or carry back opportunities. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This resulted in a zero deferred tax benefit or expense for the three months ended March 31, 2013 and 2012.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal and most state tax authorities.

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

The Company is involved in ongoing discussions with lenders and potential equity investors in an effort to provide additional growth capital to fund various new business opportunities. We are anticipating that through a combination of current available cash on hand, the additional cash from settlement proceeds, and the cash generated from settlements at our new communities currently under development that the Company will have sufficient financial resources to sustain our operations through 2013.

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

Cash Flow

Net cash provided by operating activities was $4.0 million for the three months ended March 31, 2013. This represents an increase from the net cash used in operating activities of $1.1 million for the three months ended March 31, 2012. The increase is primarily attributable to the increase in settlement activity. Additionally, the 2012 cash flows from operating activities do not reflect the net cash flows from the sale of the Cascades Apartments of approximately $4.7 million. Although the construction, development and sale of this and potentially other future merchant build projects are an ongoing component of the Company’s operations, the net cash flows are presented within the investing and financing section of the accompanying consolidated statement of cash flows.

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2013, primarily attributable to receipt of the remaining escrow balance from the sale of the Cascades Apartments in 2012. Net cash provided by investing activities was $18.4 million for the three months ended March 31, 2012, primarily attributable to the sale of the Cascades Apartments.

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2013, primarily attributable to the proceeds received from the Comstock Investor VII, L.C. Private Placement and $9.3 million in proceeds from notes payable, net of $14.7 million in payments made on notes payable. Net cash used in financing activities was $15.0 million for the three months ended March 31, 2012, primarily attributable to the extinguishment of debt and retirement of the non-controlling interests, including preferred returns, in full related to the Cascades Apartments.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2013 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Cautionary Notes Regarding Forward-looking Statements

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; economic risks in the markets in which we operate, including actions related to government spending; delays in governmental approvals and/or land development activity at our projects; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our actual results could differ materially from these projected or suggested by the forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There have been no material changes to the legal proceedings discussed under “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.	RISK FACTORS

We previously disclosed risk factors under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to these risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The description of the offering related to Investors VII in Note 13 to our Consolidated Financial Statements is hereby incorporated by reference.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Certificate of Amendment dated June 22, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 25, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.76	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.77	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.78	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.79	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.80*	Subscription Agreement, dated March 14, 2013, between Comstock Investors VII, L.C. and [—], with accompanying Schedule A identifying the other Subscription Agreements.

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. ***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 15, 2013	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/S/ JOSEPH M. SQUERI
Joseph M. Squeri Chief Financial Officer (Principal Financial Officer)