Form 10-Q
period 2013-06-30
Comstock Holding Companies, Inc.
filed 2013-08-13
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, 17,999,791 shares of the Class A common stock, par value $0.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the Registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$11,411	$3,539
Restricted cash	3,575	3,203
Trade receivables	1,675	1,611
Real estate held for development and sale	28,427	27,781
Property, plant and equipment, net	266	222
Other assets	2,329	2,343

TOTAL ASSETS	$47,683	$38,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$7,314	$4,691
Notes payable - secured by real estate held for development and sale	16,784	19,492
Notes payable - due to affiliates, unsecured	4,956	5,041
Notes payable - unsecured	2,838	3,096
Income taxes payable	—	—

TOTAL LIABILITIES	31,892	32,320

Commitments and contingencies (Note 10)	—	—
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 18,395,978 and 17,969,345 issued and outstanding, respectively	184	176
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	170,535	170,070
Treasury stock, at cost (426,633 shares Class A common stock)	(2,480)	(2,480)
Accumulated deficit	(162,464)	(162,349)

TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	5,802	5,444
Non-controlling interest	9,989	935

TOTAL EQUITY	15,791	6,379

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,683	$38,699

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Revenue—homebuilding	$11,987	$3,766	$23,383	$6,952
Revenue—other	226	478	387	1,227

Total revenue	12,213	4,244	23,770	8,179
Expenses
Cost of sales—homebuilding	9,621	3,302	18,417	6,056
Cost of sales—other	276	743	497	1,807
Impairment reversal (Note 2)	—	—	(722)	—
Selling, general and administrative	2,215	2,096	4,212	3,982
Interest, real estate taxes and indirect costs related to inactive projects	118	1,192	344	1,792

Operating (loss) income	(17)	(3,089)	1,022	(5,458)
Other income, net	131	8	158	37

Income (loss) before income tax benefit	114	(3,081)	1,180	(5,421)
Income tax benefit	—	1,202	—	2,114

Net income (loss) from continuing operations	114	(1,879)	1,180	(3,307)
Discontinued operations:
Income (loss) from discontinued operations	—	16	(4)	(106)
(Loss) gain on sale of real estate from discontinued operations	—	(50)	—	6,466
Income tax expense from discontinued operations	—	(1,202)	—	(2,114)

Net (loss) income from discontinued operations	—	(1,236)	(4)	4,246
Net income (loss)	114	(3,115)	1,176	939
Less: Net income from continuing operations attributable to non-controlling interests	952	—	1,291	—
Less: Net income from discontinued operations attributable to non-controlling interests	—	—	—	103

Net (loss) income attributable to Comstock Holding Companies, Inc.	$(838)	$(3,115)	$(115)	$836

Basic (loss) income per share from:
Continuing operations	$(0.04)	$(0.09)	$(0.01)	$(0.16)
Discontinued operations	—	(0.06)	—	0.20

Net (loss) income per share	$(0.04)	$(0.15)	$(0.01)	$0.04

Diluted (loss) income per share from:
Continuing operations	$(0.04)	$(0.09)	$(0.01)	$(0.16)
Discontinued operations	—	(0.06)	—	0.20

Net (loss) income per share	$(0.04)	$(0.15)	$(0.01)	$0.04

Basic weighted average shares outstanding	20,674	20,431	20,599	20,359
Diluted weighted average shares outstanding	20,674	20,431	20,599	20,359
Net (loss) income attributable to Comstock Holding Companies, Inc.:
(Loss) income from continuing operations	$(838)	$(1,879)	$(111)	$(3,307)
(Loss) income from discontinued operations	—	(1,236)	(4)	4,143

Net (loss) income	$(838)	$(3,115)	$(115)	$836

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

					Additional		Retained	Non-
	Class A		Class B		paid-in	Treasury	earnings	controlling
	Shares	Amount	Shares	Amount	capital	stock	(deficit)	interest	Total
Balance at December 31, 2011	17,945	$179	2,733	$27	$168,620	$(2,439)	$(156,684)	$2,841	$12,544
Stock compensation and issuances	366	4			595				599
Warrants	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock awards and warrants	—	—	—	—	—	—	—	—	—
Non-controlling interest (distributions)	—	—	—	—	—	—	—	(2,944)	(2,944)
Net income	—	—	—	—	—	—	836	103	939

Balance at June 30, 2012	18,311	$183	2,733	$27	$169,215	$(2,439)	$(155,848)	—	$11,138

Balance at December 31, 2012	17,628	$176	2,733	$27	$170,070	$(2,480)	$(162,349)	$935	$6,379
Stock compensation and issuances	754	7	—	—	328	—	—	—	335
Warrants	25	1	—	—	(1)	—	—	—	—
Shares withheld related to net share settlement of restricted stock awards and warrants	(11)	—	—	—	(8)	—	—	—	(8)
Non-controlling interest contributions	—	—	—	—	146	—	—	7,763	7,909
Net (loss) income	—	—	—	—	—	—	(115)	1,291	1,176

Balance at June 30, 2013	18,396	$184	2,733	$27	$170,535	$(2,480)	$(162,464)	$9,989	$15,791

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,176	$939
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Amortization of loan discount and deferred financing fees	305	1,424
Depreciation expense	25	99
Provision for bad debt	2	—
Earnings from unconsolidated joint venture	42	—
Gain on sale of operating real estate, net	—	(6,466)
Loss on disposal of property, plant and equipment	—	1
Impairment reversal	(722)	—
Amortization of stock compensation	278	599
Changes in operating assets and liabilities:
Restricted cash	(372)	(32)
Trade receivables	(66)	1,162
Real estate held for development and sale	132	4,294
Other assets	(482)	(952)
Accrued interest	(116)	(709)
Accounts payable and accrued liabilities	2,623	(1,398)
Income taxes payable	—	(10)

Net cash provided by (used in) operating activities	2,825	(1,049)

Cash flows from investing activities:
Investment in unconsolidated joint venture	(7)	—
Purchase of property, plant and equipment	(69)	—
Proceeds from sale of Cascades Apartments—operating real estate, net	279	18,400

Net cash provided by investing activities	203	18,400

Cash flows from financing activities:
Proceeds from notes payable	16,235	9,960
Payments on notes payable	(19,170)	(22,995)
Loan financing costs	(123)	—
Contribution from non-controlling interests	614	—
Distribution to non-controlling interests holders	—	(2,944)
Proceeds from Comstock Investor VII, L.C. private placement	7,295	—
Proceeds from exercise of stock options	1	—
Taxes paid related to net share settlement of equity awards	(8)	—

Net cash provided by (used in) financing activities	$4,844	(15,979)

Net increase in cash and cash equivalents	7,872	1,372
Cash and cash equivalents, beginning of period	3,539	5,639

Cash and cash equivalents, end of period	$11,411	$7,011

Supplemental disclosure for non-cash activity:
Interest paid, net of interest capitalized	$212	$1,334
Reduction in proceeds from sale of Cascades Apartment and increase in other assets related to amounts placed in escrow upon settlement of Cascades Apartments sale	$—	$950
Increase in class A common stock par value in connection with issuance of stock compensation and warrants exercise	$8	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Comstock Companies, Inc. was incorporated on May 24, 2004 as a Delaware corporation. On June 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc. On December 17, 2004, the Company completed an initial public offering (“IPO”) of its Class A common stock. On June 25, 2012, the Company changed its name to Comstock Holding Companies, Inc. to better reflect the Company’s multi-faceted strategy and capabilities.

The Company’s Class A common stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004. The Company continues to be in compliance with all NASDAQ continued listing requirements.

For the three and six month periods ended June 30, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

2. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale includes land, land development costs, construction and other costs. Real estate held for development and use is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. Costs incurred to sell real estate are capitalized to the extent they are both reasonably expected to be recovered from the sale of the project and are tangible assets, or services performed to obtain regulatory approval of sales. Other selling costs are expensed as incurred.

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

As of December 31, 2012, the Company classified its Eclipse at Potomac Yard and Penderbrook projects (“Eclipse” or “Potomac Yard” and “Penderbrook”) as held for sale and accordingly, carried the project at fair value less costs to sell as determined by discounted cash flow models, reference to comparable market transactions, or relevant purchase offers. Discounted cash flow models are dependent upon several subjective factors, including estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. The estimates of sales prices, sales pace and discount rates used by the Company are based on the best information available at the time the estimates are made. As of June 30, 2013, the Company sold all remaining units at the Eclipse and Penderbrook projects to prospective home buyers.

        In 2012, management evaluated its strategic alternatives with respect to its real estate projects classified as held for sale with the objective of creating additional near term liquidity. As a result, a decision was made to market the Eclipse project in a bulk sale transaction, rather than by selling directly to prospective home buyers, significantly accelerating absorption. The impairment charge of $2,358 for the year ended December 31, 2012, reflected the write down to estimated fair value less costs to sell under the bulk sale disposition strategy. During the six months ended June 30, 2013, the Company continued selling to prospective home buyers in the absence of a prospective bulk sale buyer and as a result of the increased sales activity, revised its previous strategy. As a result of the revised disposition strategy and the increased sales activity, the Company recorded a reversal of previously recorded impairment charges of $722 during the six months ended June 30, 2013, to properly reflect the for sale project at fair market value less costs to sell, consistent with the provisions of Accounting Standards Codification (“ASC”) 360. There were no impairment charges, or reversals, recorded during the three and six months ended June 30, 2012 and the three months ended June 30, 2013.

Real estate held for development and sale consists of the following:

	June 30,	December 31,
	2013	2012
Land and land development costs	$20,651	$19,378
Cost of construction (including capitalized interest and real estate taxes)	7,776	8,403

	$28,427	$27,781

In the three and six months ended June 30, 2013, the Company sold one and five model home units, respectively, to third parties and concurrently executed market rate leasebacks of the units. The terms of the leasebacks provided for market rate rents ranging from $3 to $5 monthly over 6 to 12 month leases, containing extension options. The Company reviewed each transaction in accordance with the guidance in ASC 840-40, Leases – Sale-Leaseback Transactions, and determined that as “seller-lessee,” the Company relinquished the right to substantially all of the remaining use of the property sold, retaining only a minor portion of use in the model homes leased back and the leases contained no prohibited terms of continued involvement, therefore, accounted for the sale and leaseback as separate transactions in accordance with the guidance. There were no sale and leaseback transactions for the three and six months ended June 30, 3012. The sale of the model homes is included within ‘Revenue-homebuilding’ in the Consolidated Statements of Operations. The rental expenses related to the model home sale-leasebacks are capitalized to ‘Real estate held for development and sale’ in accordance with ASC 970-340-25, Real Estate Project Costs.

3. OPERATING REAL ESTATE, NET

In February 2011, the Company began construction on a 103 unit apartment rental project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”). Accordingly, upon the initiation of construction, the value of the existing land upon which the project was constructed (approximately $2.5 million) was reclassified from real estate held for development and sale to operating real estate, net. The total construction costs capitalized in addition to the land and land development costs were approximately $9.8 million. The apartment project consisted of two buildings, the first of which was placed in service in July 2011 and the second of which was placed in service in September 2011. Accordingly, depreciation was recorded on the buildings placed in service. As further discussed in Note 13, the Cascades Apartments were sold on March 7, 2012, and the Consolidated Balance Sheets no longer include ‘Operating real estate, net’ as of June 30, 2013 and December 31, 2012.

Depreciation is calculated on buildings and improvements using the straight-line method over estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over estimated useful lives, which range from three years (primarily computer-related equipment) to seven years. Depreciation of $82 was recorded for the three and six months ended June 30, 2012 and is included in net loss on discontinued operations. No such charges were recorded for the three and six months ended June 30, 2013.

4. GENERAL CONTRACTING REVENUE

The Company undertakes short-term general contracting projects within its real estate services segment. These contracts are typically no more than 12 months in length. Revenue and earnings on these general contracting contracts are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. There are estimates used in determining profits and total costs inherent in the percentage of completion method and actual results could differ from the estimates used by the Company. The revenues and costs associated with these projects are included in ‘Revenue – other’ and ‘Cost of sales – other,’ respectively, in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2013 and 2012. Total revenue and gross profit recognized for the three months ended June 30, 2013 was $102 and $16, respectively. Total revenue and gross profit recognized for the three months ended June 30, 2012 was $363 and $46, respectively. During the six months ended June 30, 2013, total revenue and gross profit recognized were $111 and $25, respectively. During the six months ended June 30, 2012, total revenue and gross profit recognized were $952 and $126, respectively. Trade receivables and accounts payable were approximately $773 and $758, respectively, related to completed general contracting projects at June 30, 2013. Trade receivables and accounts payable were approximately $1,313 and $1,308, respectively, related to general contracting projects at December 31, 2012.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at beginning of period	$984	$1,001	$963	$1,009
Additions	44	13	84	27
Releases and/or charges incurred	(16)	(26)	(35)	(48)

Balance at end of period	$1,012	$988	$1,012	$988

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total interest incurred and capitalized	$439	$8	$904	$52
Total real estate taxes incurred and capitalized	20	34	96	126

Total interest and real estate taxes incurred and capitalized	$459	$42	$1,000	$178

Interest expensed as a component of cost of sales	$1,071	$627	$1,975	$1,245
Real estate taxes expensed as a component of cost of sales	100	55	205	117

Interest and real estate taxes expensed as a component of cost of sales	$1,171	$682	$2,180	$1,362

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total interest incurred and expensed for inactive projects	$16	$1,088	$73	$1,743
Total real estate taxes incurred and expensed for inactive projects	14	47	47	95
Total production overhead incurred and expensed for inactive projects	88	57	224	108

	118	1,192	344	1,946
Amounts reclassified to discontinued operations	—	—	—	(154)

	$118	$1,192	$344	$1,792

7. INCOME (LOSS) PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income per share for the three and six months ended June 30, 2013 and 2012 are presented on the Consolidated Statements of Operations. Restricted stock awards, stock options and warrants for three and six months ended June 30, 2013 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the restricted stock awards, stock options and warrants would be anti-dilutive. As a result of net losses attributable to Comstock Holding Companies, Inc. for the three months ended June 30, 2013, approximately 662, 370 and 1,057 of restricted stock awards, stock options and warrants, respectively, were excluded from the computation of dilutive earnings per share because their inclusion would have been anti dilutive. As a result of the net losses from continuing operations attributable to Comstock Holding Companies, Inc. for the six months ended June 30, 2013, approximately 593, 293 and 863 of restricted stock awards, stock options and warrants, respectively, were excluded from the computation of dilutive earnings per share because their inclusion would have been anti dilutive. As a result of the net losses from continuing operations for the three months ended June 30, 2012, approximately 895, 206 and 517 of restricted stock awards, stock options and warrants, respectively, were excluded from the computation of the dilutive earnings per share because their inclusion would have been anti dilutive. As a result of the net losses from continuing operations for the six months ended June 30, 2012, approximately 971, 216 and 593 of restricted stock awards, stock options and warrants, respectively, were excluded from the computation of the dilutive earnings per share because their inclusion would have been anti dilutive. The computation of basic and diluted shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Computation of basic shares outstanding
Weighted average commom shares outstanding—basic	20,674	20,431	20,599	20,359

Computation of diluted shares outstanding
Weighted average commom shares outstanding—diluted	20,674	20,431	20,599	20,359

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

			Real
		Apartment	Estate
	Homebuilding	Buildings	Services	Total
Three Months Ended June 30, 2013
Gross revenue	$11,990	$—	$223	$12,213
Gross profit	2,201	—	115	2,316
Operating profit from continuing operations	12	—	102	114
Operating profit from discontinued operations	—	—	—	—
Net income	12	—	102	114
Total assets	46,647	—	1,036	47,683
Depreciation and amortization	121	—	—	121
Interest expense	16	—	—	16
Three Months Ended June 30, 2012
Gross revenue	$3,881	$—	$363	$4,244
Gross profit	153	—	46	199
Operating (loss) income profit from continuing operations	(3,172)	—	91	(3,081)
Operating (loss) from discontinued operations	—	(34)	—	(34)
Net (loss) income	(3,172)	(34)	91	(3,115)
Total assets	28,996	1,159	874	31,029
Depreciation and amortization	272	—	—	272
Interest expense	1,088	—	—	1,088
Six Months Ended June 30, 2013
Gross revenue	$23,439	$—	$331	$23,770
Gross profit	4,620	—	236	4,856
Operating profit from continuing operations	958	—	222	1,180
Operating (loss) from discontinued operations	—	(4)	—	(4)
Net income (loss)	958	(4)	222	1,176
Total assets	46,647	—	1,036	47,683
Depreciation and amortization	303	—	—	303
Interest expense	73	—	—	73
Six Months Ended June 30, 2012
Gross revenue	$7,227	$—	$952	$8,179
Gross profit	190	—	126	316
Operating (loss) income profit from continuing operations	(5,533)	—	112	(5,421)
Operating profit from discontinued operations	—	6,360	—	6,360
Net (loss) income	(5,533)	6,360	112	939
Total assets	28,996	1,159	874	31,029
Depreciation and amortization	616	—	—	616
Interest expense	1,579	—	—	1,579

The Company allocates selling, general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations, based upon its estimate of time allocable to the segment or based upon overall pro rata revenue generation.

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Segment operating income (loss) from continuing operations	$114	$(3,081)	$1,180	$(5,421)
Income tax benefit	—	1,202	—	2,114

Income (loss) from continuing operations	$114	$(1,879)	$1,180	$(3,307)

Segment operating (loss) income from discontinued operations	$—	$(34)	$(4)	$6,360
Income tax expense	—	(1,202)	—	(2,114)

(Loss) income from discontinued operations	$—	$(1,236)	$(4)	$4,246

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. This resulted in a zero deferred tax benefit or expense for the three and six months ended June 30, 2013 and 2012, respectively.

The Company currently has approximately $116 million in federal and state NOLs, which based on current statutory tax rates, has a potential fair value of approximately $45 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of June 30, 2013, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of June 30, 2013, because of the Company’s full valuation allowance on its net deferred tax assets.

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

The Company has not recorded any accruals for tax uncertainties as of June 30, 2013 and 2012, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal and most state tax authorities.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At June 30, 2013 and 2012, the Company had issued $3,613 and $0 in letters of credit, respectively, and $986 and $2,007 in performance and payment bonds, respectively, to these third parties. No amounts have been drawn against these letters of credit or performance bonds.

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

2013	$153
2014	310
2015	320
2016	329
2017	167

Total	$1,279

For the three months ended June 30, 2013 and 2012, total payments made under this lease agreement were $49 and $51, respectively. For the six months ended June 30, 2013 and 2012, total payments under this lease agreement were $124 and $99. As of June 30, 2013 and December 31, 2012, the Company recorded a straight–line rent payable of $18 and $9, which is included in ‘Accounts payable and accrued liabilities.

Comstock Services, L.C., a subsidiary of the Company, entered into a Subcontract Agreement with Davis Construction, LLC to perform site work and land development for a project known as Loudoun Station in Loudoun County, Virginia. Comstock Partners, L.C., an entity wholly-owned by the Chief Executive Officer of the Company, is the owner of the Loudoun Station project. The total contract value was $5.2 million and was completed in October 2012. For the three and six months ended June 30, 2012, the Company recognized $0.1 million and $0.5 million of revenue, respectively, from the contract, which is included in ‘Revenue-other’ in the consolidated income statement. The Company did not recognize any revenues from the contract for the three and six months ended June 30, 2013. As of June 30, 2013 and December 31, 2012, the Company was owed $0.7 million and $1.3 million, respectively, under this contract, which is included in ‘Trade receivables’ in the Consolidated Balance Sheet.

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

Pursuant to a Credit Enhancement Agreement entered into on February 17, 2011 by and between Comstock Holding Companies, Inc. and Gregory Benson, the Chief Operating Officer, and Christopher Clemente, the Chief Executive Officer of the Company (each, a “Guarantor”), the Guarantors agreed to provide credit enhancement and personal guarantee of loans with Cardinal Bank and Eagle Bank in exchange for payment by the Company of a credit enhancement fee. As a result of this credit enhancement the Guarantors on an aggregate basis are entitled to a credit enhancement fee calculated at a rate of four percent (4%) per annum. One-half of the credit enhancement fee is payable monthly, in arrears, and the remaining half is deferred and payable on an annual basis. During the three and six months ended June 30, 2012, the Company made guarantee payments under this agreement of approximately $130, respectively. No such payments were made for the three and six months ended June 30, 2013. The financing with SunBridge Capital Management, LLC eliminated the need for personal guarantees on the applicable projects and accordingly this agreement was terminated on July 12, 2011 with respect to the fees paid on the Eagle Bank loan. On March 7, 2012, the Cardinal Bank loan was repaid and, accordingly, the agreement was terminated with respect to the fees paid on the Cardinal Bank loan and the accrued fees were paid in full. Messrs. Clemente and Benson periodically provide personal guaranties for the Company for which a credit enhancement fee could be charged.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by the Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. Pursuant to the Services Agreement, the Company shall not be responsible for any out-of-pocket or third party costs associated with the services provided. For the three months ended June 30, 2013 and 2012, the Company billed Comstock Asset Management, L.C. $114 and $88, respectively, for services and out-of-pocket expenses incurred. For the six months ended June 30, 2013 and 2012, the Company billed Comstock Asset Management, L.C. $226 and $169, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ within the Consolidated Statement of Operations.

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by the Chief Executive Officer of the Company, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to unpaid principal outstanding, beginning on April 1, 2013. For the three months ended June 30, 2013, the Company made payments of $150. No similar payments were made during the three and six months ended June 30, 2012.

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

12. DISCONTINUED OPERATIONS

As described in Note 13, on March 7, 2012, the Company’s subsidiary sold the Cascades Apartments. As the Cascades Apartments represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to appropriately reflect the discontinued operations of the Cascades Apartments and the continuing operations of the Company. Revenues, costs and expenses directly associated with the Cascades Apartments have been reclassified as discontinued operations in the Consolidated Statements of Operations. Corporate expenses, such as general corporate overhead, have not been allocated to discontinued operations. The guidance in ASC 740-20-45-7 requires that the income recorded in discontinued operations be considered when determining the amount of benefit allocable to continuing operations in circumstances when continuing operations result in a net loss position for the period presented. Accordingly, the Company had allocated a tax benefit of $1,202 to continuing operations and a tax expense of $1,202 to discontinued operations for the three month period ended June 30, 2012. The Company had allocated a tax benefit of $2,114 to continuing operations and a tax expense of $2,114 to discontinued operations for the six month period ended June 30, 2012. No tax benefit or expense was allocated to continuing operations or discontinued operations for the three and six month periods ended June 30, 2013.

Summarized financial information for the Cascades Apartments is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$—	$4	$—	$171
Cost of sales	—	(6)	(1)	123
Selling, general and administrative	—	—	5	10
Interest, real estate taxes and indirect costs related to inactive projects	—	—	—	154
Other (income) expenses, net	—	(6)	—	(10)

Income (loss) from discontinued operations before gain on sale of real estate and income tax expense	—	16	(4)	(106)
Net (loss) gain on sale of real estate	—	(50)	—	6,466

Net (loss) income from discontinued operations before income tax expense	—	(34)	(4)	6,360
Income tax expense	—	(1,202)	—	(2,114)

Net (loss) income from discontinued operations	$—	$(1,236)	$(4)	$4,246

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

Consolidated Real Estate Held for Development and Sale

Included within the Company’s real estate held for development and sale at June 30, 2013 are the following projects that are determined to be VIEs.

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

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of Comstock Holding Companies, Inc. and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units (the “Eastgate Project”) in Loudoun County, Virginia. The Company evaluated the joint venture and determined that it was a VIE concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE. During the current quarter, the Company and BridgeCom Development I, LLC., each contributed additional equity of $614. The proceeds from the contribution will be utilized to construct the remaining units at the “Eastgate Project.”

On March 14, 2013, Comstock Investors VII, L.C., a subsidiary of the Company, entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”), pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock Investors VII, L.C. for an aggregate amount of $7,295. Concurrently, the Company issued 112 warrants for the purchase of Class A shares of the Company’s common stock to the non-affiliated accredited investors, having an aggregate fair value of $136. Comstock VII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. The Subscription Agreement provides that the Comstock VII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the interests of the Comstock VII Class B Members, provided that (i) all of the Comstock VII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VII Class B Members’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Private Placement provides capital related to the current and planned construction of the Company’s following projects: The Residences at Shady Grove in Rockville, Maryland consisting of 36 townhomes, The Hampshires project in Washington, D.C. consisting of 38 single family residences and 73 townhomes, and the Falls Grove project in Prince William County, Virginia consisting of 110 townhomes and 19 single family homes (collectively, the “Projects”). Proceeds of the Private Placement are to be utilized (i) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (ii) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (iii) for general corporate purposes of the Company. The Company evaluated the Comstock Investors VII, L.C. subsidiary and determined that it was a VIE, concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE.

At June 30, 2013 and December 31, 2012, total assets of these VIEs were approximately $37.9 million and $29.4 million, respectively, and total liabilities were approximately $20.8 million and $17.4 million, respectively. The classification of these assets is primarily within real estate held for development and sale and the classification of liabilities are primarily within notes payable – secured by real estate held for development and sale in the Company’s consolidated balance sheets.

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

14. UNCONSOLIDATED JOINT VENTURE

On April 10, 2013, the Company formed Superior Title Services, L.C., a joint venture, together with Stewart Title & Escrow, Inc and Stewart Title Group, LLC, unaffiliated third parties (together, “the Stewart Group”). The joint venture was established for the purpose of engaging in the general title insurance business. The Company owns a 50% profit/loss allocation percentage and related equity investment in the joint venture. The entity was initially capitalized through a $7 contribution each from the Company and the Stewart Group. This entity was evaluated and concluded that the Company does not have a controlling financial interest in the joint venture, nor is the Company the primary beneficiary. The Company accounts for its interest in this venture using the equity method of accounting and adjusts the carrying value for our proportionate share of the unconsolidated joint venture’s earnings, losses and distributions. The investment in the unconsolidated joint venture is included within ‘Other assets’ in the consolidated balance sheets as of June 30, 2013 and $42 of earnings from the unconsolidated joint venture are included in ‘Other income, net’ within the consolidated statement of operations for the three and six months ended June 30, 2013. There were no investments in unconsolidated joint ventures as of December 31, 2012 and no earnings on unconsolidated joint ventures for the three and six months ended June 30, 2012.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statement of Operations:
Total net revenue	$120	$—	$120	$—
Total expenses	36	—	36	—

Net income	$84	$—	$84	$—

Comstock Holding Companies, Inc. pro rata share of net income	$42	$—	$42	$—

15. CREDIT FACILITIES

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

	Balance as of	Balance as of
Bank	June 30, 2013	December 31, 2012	Recourse
Eagle Bank	$4,089	$2,500	Secured
Eagle Commercial Ventures - Redland Road	3,190	—	Secured
Rosalie K. Stahl	3,000	3,000	Secured
Eagle Bank - New Hampshire Ave.	3,334	3,159	Secured
Bank of America	2,838	3,096	Unsecured
Eagle Bank - Potomac Yard / Penderbrook	—	4,084	Secured
Cardinal Bank - Eastgate	1,560	636	Secured
Cardinal Bank - Yorkshire	1,248	—	Secured
Branch Banking & Trust	263	263	Secured
Seller – Emerald Farm	100	100	Secured
TSR - Shady Grove, LLC.	—	5,750	Secured

	19,622	22,588
Due to affiliates – Stonehenge Funding	4,956	5,041	Unsecured

Total	$24,578	$27,629

The material loan agreements are discussed below.

Eagle Bank

On May 29, 2012, the Company, through its Comstock Potomac Yard, L.C. and Comstock Penderbrook, L.C. subsidiaries, entered into a loan agreement with Eagle Bank pursuant to which the Company secured a $9.96 million loan with a twenty-seven months term (the “Eagle Bank Loan”) to refinance the Company’s Eclipse condominium project and Penderbrook Square condominium project. Proceeds from the Eagle Bank Loan were primarily utilized (i) to pay off existing indebtedness of approximately $7.97 million, (ii) set up an interest reserve escrow pursuant to the term of agreement in the amount $0.5 million, (iii) pay approximately $0.1 million in settlement charges and closing costs, and (iv) for general corporate purpose. The interest reserve escrow is held in the name of the bank and if the borrower defaults under the loan agreement, the bank has sole discretion to apply the funds or portion of the funds to pay off the indebtedness. Commencing thirty days after closing, the Company is required to make monthly payments of interest only on outstanding principal balance, principal curtailment payments upon settlements at the two subsidiaries and a minimum principal curtailment payment of $4.98 million no later than 12 months following the closing of the Eagle Bank Loan. There is no prepayment penalty associated with the Eagle Bank Loan. The balance outstanding at December 31, 2012 was $4,084. The Company repaid the note as of June 30, 2013.

On August 23, 2012, the Company, through New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, entered into a three-year loan agreement and related documents with Eagle Bank securing a $6.0 million revolving development loan and a $4.0 million revolving construction loan (collectively, the “Eagle NHA Revolver”) to finance The Hampshires, the Company’s 111-unit project located in Washington, D.C. Proceeds from the Eagle NHA Revolver will primarily be utilized to (i) pay for expenses associated with the Eagle NHA Revolver; (ii) reimburse the Company for development costs previously expended and (iii) to pay for the future development and construction related expenses. Under the terms of the Loan Agreement, the Eagle NHA Revolver provides for an initial floating interest rate of LIBOR plus 3% with an interest rate floor of 5.75%. The New Hampshire Ave. Ventures, LLC is required to make monthly interest payments on the Eagle NHA Revolver to the extent not offset by a $400 interest reserve initially set aside for the benefit of the Borrower and is required to make a minimum principal curtailment under the development portion of the Eagle NHA Revolver of $3.22 million by December 31, 2013 of which $2.3 million was curtailed as of June 30, 2013 and additional curtailments on a quarterly basis thereafter. There is no prepayment penalty associated with the Eagle NHA Revolver, which is secured by a first deed of trust and is fully guaranteed by the Company. The balance outstanding at June 30, 2013 and December 31, 2012 was $3.3 million and $3.2 million, respectively.

On December 27, 2012, the Company, through Comstock Redland Road, L.C. subsidiary, entered into an acquisition bridge loan (the “Bridge Loan”) with Eagle Bank, pursuant to which the Company secured $2.5 million to finance the Company’s acquisition of the property directly adjacent to the Shady Grove Metro in Rockville, Montgomery County, Maryland. The Company utilized the proceeds from the Eagle Bank Loan (the “Bridge Loan”) to (i) pay for the acquisition of land planned for development of 36 townhomes, 3 single family and a 117-unit multi-family residential building and (ii) to pay for expenses associated with settlement charges and closing costs. Under the terms of the loan agreement, the Bridge Loan provides for an interest rate of 5% per annum. The Company is expected to make monthly interest payments commencing thirty days after closing, with entire principal balance due March 27, 2013. The loan is secured by a promissory note, second deed of trust and security agreement on the property, second deed of trust and security agreement on the Potomac Yard project, a guaranty of Comstock Holding Companies, Inc., Comstock Potomac Yard, L.C. and Christopher Clemente, the Chief Executive Officer of Comstock Holding Companies, Inc. and other ancillary documents (collectively, the “Bridge Loan Documents”). There is no prepayment penalty associated with the Bridge Loan. The Bridge Loan was repaid in full, including accrued interest, on March 25, 2013.

On March 25, 2013, Comstock Redland Road, L.C., a subsidiary of the Company (“Redland”), entered into a Revolving Credit Line Deed of Trust, Security Agreement, and Fixture Filing, Loan Agreement, Revolving Construction Loan Promissory Note, Development Loan Promissory Note, and related documents (the “TH Loan Documents”) with EagleBank pursuant to which Redland secured a $10.4 million acquisition, development and construction loan and letter of credit facility (“TH Loan”) for a mix of 39 townhomes and single family homes at the Residences at Shady Grove project in Rockville, Montgomery County, Maryland (the “TH Project”) and a $2.4 million acquisition and development loan (“Apt Loan”) for a 117-unit multi-family residential building known as BLVD Shady Grove, in Rockville, Montgomery County, Maryland (the “Apt Project”). Under the terms of the TH Loan Documents, there is a 24 month maturity date, and an interest rate at LIBOR plus three percent (3%), subject to an interest rate floor of 5%. Under the Apt Loan, there is a 12 month maturity date and an interest rateat LIBOR plus three percent (3%), subject to an interest rate floor of 5%. The TH Loan and Apt Loan are secured by the TH Project, Apt Project, and fully guaranteed by the Company. The balance outstanding on the TH Loan and Apt Loans at June 30, 2013 was $2.5 million and $1.6 million, respectively.

Eagle Commercial Ventures

On March 25, 2013, the Company, through Redland, entered into a Loan Agreement, Deed of Trust, Security Agreement and Fixture Filing, Promissory Note, and related documents (the “Secondary Loan Documents”) with Eagle Commercial Ventures, LLC (“Secondary Lender”) for the acquisition and development of the TH Project and the Apt Project totaling $3.2 million. Under the terms of the Secondary Loan Documents, there is a 24 month maturity date for the Secondary TH Loan, and a 12 month maturity date for the Secondary Apt Loan, and both loans provide for an interest rate at 12%, with payment of interest only at 6% and accrual of the remaining 6% until maturity. The Secondary TH and Apt Loans are secured by a second trust on the TH Project and Apt Project, respectively, and are fully guaranteed by the Company and the Company’s Chief Executive Officer. The balance outstanding on the Secondary TH Loan and Secondary Apt Loans at June 30, 2013 was $2.1 million and $1.1 million, respectively.

Rosalie K. Stahl Trust

On August 23, 2012, the Company, through New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, also entered into a $3.0 million mezzanine loan (the “NHA Mezzanine Loan”) in connection with the The Hampshires project with the Rosalie K. Stahl Trust. Proceeds from the NHA Mezzanine Loan, which has a three-year maturity date, were utilized to acquire the land for development of the project. The NHA Mezzanine Loan provides for an interest rate of 13.5% per annum, interest to be paid current on a monthly basis, with the full principal balance being due at maturity. The NHA Mezzanine Loan is secured by a second deed of trust which is fully subordinate to the Eagle NHA Revolver and is non-recourse to the Company. There is no prepayment penalty associated with the NHA Mezzanine Loan. The balance outstanding on the loan at June 30, 2013 and December 31, 2012 was $3.0 million, respectively.

Cardinal Bank

On September 27, 2012, the Company, through Comstock Eastgate, L.C. (“Eastgate”), a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development I, LLC, entered into a loan agreement with Cardinal Bank to which the Company secured a $2.5 million revolving construction loan (the “Cardinal Bank Revolver”) to finance The Villas at Eastgate, the Company’s 66-unit project located in Loudoun County, VA. The loan maturity is twelve months from origination, with an automatic extension of twelve months subject to the Company meeting certain sales conditions, which include (i) entering into binding contracts for the sale of eighteen units and (ii) settling twelve units, each by the one year anniversary of the loan. The proceeds of Cardinal Bank Revolver will be primarily utilized to pay expenses associated with the loan and future construction expenses of the project. The Cardinal Bank Revolver provides for a variable interest rate of Prime plus 0.5%, with an interest rate floor of 4.75%. Commencing thirty days after loan close, the Company is required to make monthly payments of interest only and upon the closing of the sale of a unit, make principal curtailment payments of 100% of unit costs borrowed. There is no prepayment penalty associated with the Cardinal Bank Revolver. The balance outstanding on the loan at June 30, 2013 and December 31, 2012 was $1.6 million and $0.6 million, respectively. As of June 30, 2013, the Company entered into binding contracts for the sale of forty five units and settled 11 units. As of July 24, 2013, the Company met both conditions set forth under the agreement stated above and the maturity date was automatically extended to September 27, 2014.

On May 8, 2013, the Company, through its Comstock Yorkshire, L.C. (“Yorkshire”) subsidiary, entered into a loan agreement and related documents with Cardinal Bank pursuant to which Yorkshire secured a $5.2 million acquisition and development loan and a $2.5 million revolving construction loan (collectively, the “Yorkshire Loan”) to finance the Company’s project known as Falls Grove located in Prince William County,

Virginia (the “Yorkshire Project”). Under the terms of the Yorkshire Loan, the loan provides for an initial variable interest rate of Prime plus 0.5% with an interest rate floor of 4.5%. The Yorkshire Loan has a maturity date of 24 months as long as Yorkshire has maintained an annual sales pace of twenty-four contracts and twelve settlements of units in the Yorkshire Project within the twelve month period following the closing of the Yorkshire Loan. There is no prepayment penalty associated with the Yorkshire Loan and is secured by a first deed of trust on the Yorkshire Project. The Yorkshire Loan is fully guaranteed by the Company, with a limited guaranty by the Chief Executive Officer and Chief Operating Officer of the Company. During the three months ended June 30, 2013, the Company made no guarantee payments under this agreement. The balance outstanding on the loan at June 30, 2013 was $1.2 million.

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

On March 14, 2013, Stonehenge entered into an extension agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the extension agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to unpaid principal outstanding, beginning on April 1, 2013. The balance outstanding on this note as of June 30, 2013 and December 31, 2012 was $4.9 and $5.0 million, respectively.

As of June 30, 2013, maturities and/or curtailment obligations of all of our borrowings are as follows:

2013	$2,496
2014	4,875
2015	9,413
2016	4,956
2017 and thereafter	2,838

Total	$24,578

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

	June 30,	December 31,
	2013	2012
Carrying amount	$24,578	$27,629
Fair value	$22,234	$24,881

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

During the three and six months ended June 30, 2013, the Company issued 30 stock options, respectively, with a fair value of $19. During the three and six months ended June 30, 2012, the Company issued 140 stock options, respectively, with a fair value of $176. During the three and six months ended June 30, 2012, the Company issued 30 and 550 restricted stock awards with a fair value of $43 and $984, respectively. During the three and six months ended June 30, 2013, the Company issued no restricted stock awards. Stock options issued during the three and six months ended June 30, 2013 and 2012 vest over four years.

For the three months ended June 30, 2013 and 2012, total stock-based compensation cost was $130 and $327, respectively. For the six months ended June 30, 2013 and 2012, total stock-based compensation cost was $334 and $599, respectively. For the three months ended June 30, 2013 $23 was capitalized to ‘Real estate held for development and sale’ and $107 was charged to selling, general and administrative expenses. For the three months ended June 30, 2012, $327 was charged to selling, general and administrative expenses and no costs were capitalized to ‘Real estate held for development and sale’. For the six months ended June 30, 2013, $278 was charged to selling general and administrative expenses. For the six months ended June 30, 2012, $599 was charged to selling, general and administrative expenses and no costs were capitalized to ‘Real estate held for development and sale’.

Under net settlement procedures currently applicable to our outstanding restricted stock awards for employees, upon each settlement date and election by the employees, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the trading day immediately preceding the applicable settlement date. The remaining amounts are delivered to the recipient as shares of our common stock. We settled 138 restricted stock awards in the three months ended June 30, 2013, of which 13 restricted stock awards were net settled by withholding 5 shares, which represented the employees’ minimum statutory obligation for each such employee’s applicable income and other employment taxes and remitted cash totaling of $8 to the appropriate tax authorities. The amount remitted to the tax authorities for the employees’ tax obligation to the tax authorities was reflected as a financing activity within our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement election are no longer considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share.

As of June 30, 2013 and 2012, the weighted-average remaining contractual term of unexercised stock options was 5.75 years and 7.5 years, respectively. As of June 30, 2013 and 2012, there was $706 and $1,700 of unrecognized compensation cost related to stock issuances granted.

18. SUBSEQUENT EVENTS

On July 25, 2013, the Company, through Comstock Eastgate, L.C., a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development I, LLC, executed the seventh lot takedown, of eleven total, under the Building and Purchase Agreement with M/I Homes of DC, LLC, for the purchase price of $550. On August 5, 2013, the Company executed the eighth and ninth lot takedowns for the purchase price of $450 each.

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

At June 30, 2013, we either owned or controlled under purchase option agreements approximately 848 building lots. The following table summarizes certain information related to new orders, settlements and backlog for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross new orders	48	14	87	34
Cancellations	4	—	10	—
Net new orders	44	14	77	34
Gross new order revenue	$23,061	$4,028	$41,364	$7,822
Cancellation revenue	$1,483	$—	$4,560	$—
Net new order revenue	$21,578	$4,028	$36,804	$7,822
Average gross new order price	$480	$288	$475	$230
Settlements	22	12	43	29
Settlement revenue - homebuilding	$11,987	$3,767	$23,383	$6,952
Average settlement price	$545	$314	$544	$240
Backlog units	43	8	43	8
Backlog revenue	$18,842	$1,494	$18,842	$1,494
Average backlog price	$438	$187	$438	$187

We currently have communities under development in multiple counties throughout the Washington, D.C. market. The following table summarizes certain information for our current and planned communities as of June 30, 2013:

	As of June 30, 2013
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue Per Unit to Date
The Hampshire (1)	DC	SF	38	10	5	23	—	$726
		TH	73	1	4	68	—	$540
Villas at Eastgate (1)	VA	Condo	66	11	34	—	21	$380
Falls Grove (1)	VA	SF	19	—	—	19	—	$—
		TH	110	—	—	110	—	$—
Residences at Shady Grove (1)	MD	TH/SF	39	—	—	39	—	$—
BLVD Shady Grove (1)	MD	APT	117	—	—	117	—	$—
Emerald Farm (4)	MD	SF	84	78	—	6	—	$452
BLVD Newell (5)	MD	APT	144	—	—	—	144	$—

Total			690	100	43	382	165	$461

(1)	Community in development and/or construction with units available for sale.
(2)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium and “APT” means apartments.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	Developed and available for sale.
(5)	Community under our control.

Results of Operations

Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012

Orders, cancellations and backlog

        Gross new order revenue, consisting of revenue from all units sold, for the three months ended June 30, 2013 was $23.1 million on 48 units as compared to $4.0 million on 14 units for the three months ended June 30, 2012. Gross new order revenue for the six months ended June 30, 2013 increased $33.6 million to $41.4 million on 87 units as compared to $7.8 million on 34 units for the six months ended June 30, 2012. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the three months ended June 30, 2013 increased $17.6 million to $21.6 million on 44 units as compared to $4.0 million on 14 units for the three months ended June 30, 2012. Net new order revenue for the six months ended June 30, 2013 increased $29.0 million to $36.8 million on 77 units as compared to $7.8 million on 34 units for the six months ended June 30, 2012. Average gross new order revenue per unit for the three months ended June 30, 2013 increased $192 to $480, as compared to $288 for the three months ended June 30, 2012. Average gross new order revenue per unit for the six months ended June 30, 2013 increased $245 to $475, as compared to $230 for the six months ended June 30, 2012. The increase is related directly to the mix of units settled. For the six months ended June 30, 2013, gross new orders totaled one unit at Penderbrook, 19 units at Eclipse,16 units at The Hampshires and 51 units at Eastgate, as compared to 30 units at Penderbrook and 4 units at Eclipse for the six months ended June 30, 2012.

We have two Washington, D.C. area projects where we currently have units available for sale, The Hampshires in Northeast, Washington D.C. and Eastgate in Chantilly, VA. The Hampshires project began settling units in March 2013 and at June 30, 2013, there were 9 units in backlog for a total of $5.8 million. The Eastgate project began settling units in March 2013 and at June 30, 2013, there were 34 units in backlog for a total of $13.1 million. Unit sales at The Hampshires and Eastgate projects are generated from inventory that must be developed and constructed, thus the delivery of the units to the purchaser typically is made within 90 to 120 days from execution of the sales contract with the purchaser. At June 30, 2013, we had a total of 43 units in backlog to generate revenue of $18.9 million. The Company exited the Penderbrook and Eclipse projects in January 2013 and June 2013, respectively, through settlement of all remaining units at each project.

Revenue – homebuilding

The number of homes delivered for the three months ended June 30, 2013 increased to 22 as compared to 12 homes for the three months ended June 30, 2012. The number of homes delivered for the six months ended June 30, 2013 increased to 43 as compared to 29 homes for the six months ended June 30, 2012. Average revenue per home delivered increased by approximately $231 to $545 for the three months ended June 30, 2013 as compared to $314 for the three months ended June 30, 2012. Average revenue per home delivered increased by approximately $304 to $544 for the six months ended June 30, 2013 as compared to $240 for the six months ended June 30, 2012. Revenue from homebuilding increased by $8.2 million to $12.0 million for the three months ended June 30, 2013 as compared to $3.8 million for the three months ended June 30, 2012 which resulted from the increase in the number of homes settled and the mix of units sold. Revenue from homebuilding increased by $16.4 million to $23.4 million for the six months ended June 30, 2013 as compared to $7.0 million for the six months ended June 30, 2012. The increase was a result of the increase in the number of homes settled and the mix of units sold. For the three months ended June 30, 2013, the Company settled 22 units (11 units at Eclipse, 5 units at The Hampshires and 6 units at Eastgate), as compared to 12 units (9 units at Penderbrook and 3 units at Eclipse) for the three months ended June 30, 2012. For the six months ended June 30, 2013, 43 units were settled (2 units at Penderbrook, 19 units at Eclipse, 11 units at The Hampshires and 11 units at Eastgate), as compared to 29 units (25 units at Penderbrook and 4 units at Eclipse) for the six months ended June 30, 2012.

Revenue – other

Revenue-other decreased approximately $0.3 million to $0.2 million during the three months ended June 30, 2013, as compared to $0.5 million for the three months ended June 30, 2012. Revenue-other decreased approximately $0.8 million to $0.4 million during the six months ended June 30, 2013, as compared to $1.2 million for the six months ended June 30, 2012. The decrease primarily relates to revenue from real estate services as the number of rental units at Penderbrook and Eclipse continued to decline until all units were sold in the current quarter. The completion of several of the general contracting projects in 2012 also contributed to the decline.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended June 30, 2013 increased by $6.3 million to $9.6 million, as compared to $3.3 million for the three months ended June 30, 2012. Cost of sales – homebuilding for the six months ended June 30, 2013 increased by $12.3 million to $18.4 million, as compared to $6.1 million for the six months ended June 30, 2012. The unit mix and number of homes settled during the quarter and the year accounted for the increase in the aggregate cost of sales figure.

Cost of sales – other

Cost of sales – other decreased approximately $0.4 million to $0.3 million during the three months ended June 30, 2013 as compared to $0.7 million in the three months ended June 30, 2012. Cost of sales – other decreased approximately $1.3 million to $0.5 million during the six months ended June 30, 2013 as compared to $1.8 million in the six months ended June 30, 2012. As a result of the continued absorption and sale of the condominium units at Penderbrook and Eclipse, the number of units used in rental operations had been significantly reduced over the past twelve months, attributing to the significant decrease.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended June 30, 2013 increased $0.1 million to $2.2 million, as compared to $2.1 million for the three months ended June 30, 2012. Selling, general and administrative expenses for the six months ended June 30, 2013 increased $0.2 million to $4.2 million, as compared to $4.0 million for the six months ended June 30, 2012. The increase in expenses over the three and six month period is attributable to increases in compensation and consulting expenses related to business development initiatives.

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

Cash Flow

Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2013. This represents an increase from the net cash used in operating activities of $1.0 million for the six months ended June 30, 2012. The increase is primarily attributable to the increase in settlement activity. Additionally, for 2012, other significant outflows relate to a $709 reduction in accrued interest payable for debt service payments made to lenders and a $1,572 reduction in payables related to payments made to vendors and compensation paid to employees, reflective of the improved cash position of the Company. Additionally, the 2012 cash flows from operating activities do not reflect the net cash flows from the sale of the Cascades Apartments of approximately $4.7 million. Although the construction, development and sale of this and potentially other future merchant build projects are an ongoing component of the Company’s operations, the net cash flows are presented within the investing and financing section of the accompanying consolidated statement of cash flows.

Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2013, primarily attributable to receipt of the remaining escrow balance from the sale of the Cascade Apartments in 2012. Net cash provided by investing activities was $18.4 million for the six months ended June 30, 2012, primarily attributable to the sale of the Cascades Apartments.

Net cash provided by financing activities was $4.8 million for the six months ended June 30, 2013, primarily attributable to the proceeds received from the Comstock Investor VII Private Placement and $16.2 million in proceeds from notes payable, net of $19.1 million in payments made on notes payable. Net cash used in financing activities was $16.0 million for the six months ended June 30, 2012, primarily attributable to the extinguishment of debt and retirement of the non-controlling interests, including preferred returns, in full related to the Cascades Apartments and curtailments paid to lenders upon settlement of units at the Penderbrook and Eclipse properties.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in Spring and Summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as Spring and Summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2013 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The description of the offering related to Investors VII in Note 13 to our Consolidated Financial Statements is hereby incorporated by reference.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Certificate of Amendment dated June 22, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 25, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.81*	Loan agreement, dated as of May 8, 2013, by and between Cardinal Bank and Comstock Yorkshire, L.C.

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder’s Equity, (iv) the Consolidated Statements of Cash

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

COMSTOCK HOLDING COMPANIES, INC.

Date: August 13, 2013	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2013	By:	/S/ JOSEPH M. SQUERI
Joseph M. Squeri Chief Financial Officer (Principal Financial Officer)