Form 10-Q
period 2013-09-30
Comstock Holding Companies, Inc.
filed 2013-11-12
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of November 12, 2013, 18,019,005 shares of the Class A common stock, par value $0.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$4,188	$3,539
Restricted cash	3,707	3,203
Trade receivables	1,881	1,611
Real estate inventories	39,171	27,781
Property, plant and equipment, net	250	222
Other assets	1,952	2,343

TOTAL ASSETS	$51,149	$38,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$8,697	$4,691
Notes payable – secured by real estate inventories	18,938	19,492
Notes payable – due to affiliates, unsecured	4,797	5,041
Notes payable – unsecured	2,709	3,096
Income taxes payable	197	—

TOTAL LIABILITIES	35,338	32,320

Commitments and contingencies (Note 10)	—	—
SHAREHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 18,445,638 and 17,944,503 issued and outstanding, respectively	184	176
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	170,672	170,070
Treasury stock, at cost (426,633 shares Class A common stock)	(2,480)	(2,480)
Accumulated deficit	(163,203)	(162,349)

TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	5,200	5,444
Non-controlling interest	10,611	935

TOTAL EQUITY	15,811	6,379

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,149	$38,699

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Revenue – homebuilding	$9,211	$2,527	$32,594	$9,479
Revenue – other	361	956	748	2,183

Total revenue	9,572	3,483	33,342	11,662

Expenses
Cost of sales – homebuilding	6,850	2,093	25,267	8,149
Cost of sales – other	59	1,144	556	2,951
Impairment charge (reversal) (Note 16)	—	2,358	(722)	2,358
Sales and marketing	477	181	1,434	465
General and administrative	1,719	2,002	4,974	5,700
Interest, real estate taxes and indirect costs related to inactive projects	61	190	405	1,982

Operating income (loss)	406	(4,485)	1,428	(9,943)
Other income (expense), net	41	(45)	199	(8)

Income (loss) before income tax (expense) benefit	447	(4,530)	1,627	(9,951)
Income tax (expense) benefit	(197)	364	(197)	2,478

Net income (loss) from continuing operations	250	(4,166)	1,430	(7,473)
Discontinued operations:
Loss from discontinued operations	—	(6)	(4)	(112)
Gain on sale of real estate from discontinued operations	—	—	—	6,466
Income tax expense from discontinued operations	—	(364)	—	(2,478)

Net (loss) income from discontinued operations	—	(370)	(4)	3,876
Net income (loss)	250	(4,536)	1,426	(3,597)
Less: Net income (loss) from continuing operations attributable to non-controlling interests	989	(40)	2,280	(40)
Less: Net income from discontinued operations attributable to non-controlling interests	—	—	—	103

Net loss attributable to Comstock Holding Companies, Inc.	$(739)	$(4,496)	$(854)	$(3,660)

Basic (loss) income per share from:
Continuing operations	$(0.03)	$(0.20)	$(0.04)	$(0.36)
Discontinued operations	—	(0.02)	—	0.18

Net loss per share	$(0.03)	$(0.22)	$(0.04)	$(0.18)

Diluted (loss) income per share from:
Continuing operations	$(0.03)	$(0.20)	$(0.04)	$(0.36)
Discontinued operations	—	(0.02)	—	0.18

Net loss per share	$(0.03)	$(0.22)	$(0.04)	$(0.18)

Basic weighted average shares outstanding	20,739	20,653	20,646	20,433
Diluted weighted average shares outstanding	20,739	20,653	20,646	20,433

Net loss attributable to Comstock Holding Companies, Inc.:
Loss from continuing operations	$(739)	$(4,126)	$(850)	$(7,433)
(Loss) income from discontinued operations	—	(370)	(4)	3,773

Net loss	$(739)	$(4,496)	$(854)	$(3,660)

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts unaudited and in thousands, except per share data)

					Additional		Retained	Non-	Total
	Class A		Class B		paid-in	Treasury	earnings	controlling
	Shares	Amount	Shares	Amount	capital	stock	(deficit)	interest
Balance at December 31, 2011	17,945	$179	2,733	$27	$168,620	$(2,439)	$(156,684)	$2,841	$12,544
Stock compensation and issuances	588	6			922				928
Warrants	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock awards and warrants	—	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,877)	(2,877)
Net (loss) income	—	—	—	—	—	—	(3,660)	63	(3,597)

Balance at September 30, 2012	18,533	$185	2,733	$27	$169,542	$(2,439)	$(160,344)	$27	$6,998

Balance at December 31, 2012	17,628	$176	2,733	$27	$170,070	$(2,480)	$(162,349)	$935	$6,379
Stock compensation and issuances	755	7	—	—	465	—	—	—	472
Warrants	92	1	—	—	(1)	—	—	—	—
Shares withheld related to net share settlement of restricted stock awards and warrants	(30)	—	—	—	(8)	—	—	—	(8)
Non-controlling interest contributions	—	—	—	—	146	—	—	7,763	7,909
Non-controlling interest distributions	—	—	—	—	—	—	—	(367)	(367)
Net (loss) income	—	—	—	—	—	—	(854)	2,280	1,426

Balance at September 30, 2013	18,445	$184	2,733	$27	$170,672	$(2,480)	$(163,203)	$10,611	$15,811

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,426	$(3,597)
Adjustment to reconcile net income to net cash used in operating activities
Amortization of loan discount and deferred financing fees	359	1,234
Depreciation expense	47	107
Provision for bad debt	(22)	—
(Gain) loss on extinguishment of notes payable	(27)	73
Undistributed earnings from unconsolidated joint venture	(16)	—
Gain on sale of operating real estate, net	—	(6,466)
Impairment (reversal) charge	(722)	2,358
Loss on disposal of property, plant and equipment	—	1
Amortization of stock compensation	392	928
Changes in operating assets and liabilities:
Restricted cash	(504)	(118)
Trade receivables	(248)	930
Real estate inventories	(10,825)	1,154
Other assets	(36)	(340)
Accrued interest	(13)	(596)
Accounts payable and accrued liabilities	4,006	(777)
Income taxes payable	197	(28)

Net cash used in operating activities	(5,986)	(5,137)

Cash flows from investing activities:
Investment in unconsolidated joint venture	(7)	—
Purchase of property, plant and equipment	(75)	(106)
Proceeds from sale of Cascades Apartments – operating real estate, net	279	18,882

Net cash provided by investing activities	197	18,776

Cash flows from financing activities:
Proceeds from notes payable	22,984	13,662
Payments on notes payable	(23,893)	(25,283)
Loan financing costs	(188)	(338)
Distribution to non-controlling interests	—	(2,944)
Contribution from non-controlling interests	614	67
Proceeds from Comstock Investor VII, L.C. private placement	7,295	—
Distribution to Comstock Investor VII, L.C. investors	(367)	—
Proceeds from exercise of stock options	1	—
Taxes paid related to net share settlement of equity awards	(8)	—

Net cash provided by (used in) financing activities	6,438	(14,836)

Net increase (decrease) in cash and cash equivalents	649	(1,197)
Cash and cash equivalents, beginning of period	3,539	5,639

Cash and cash equivalents, end of period	$4,188	$4,442

Supplemental disclosure for non-cash activity:
Interest paid, net of interest capitalized	$184	$1,308
Reduction in proceeds from sale of Cascades Apartment and increase in other assets related to amounts placed in escrow upon settlement of Cascades Apartments sale	$—	$418
Increase in class A common stock par value in connection with issuance of stock compensation and warrants exercise	$8	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

For the three and nine month periods ended September 30, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

2. REAL ESTATE INVENTORIES

Real estate inventories include land, land development costs, construction and other costs. Real estate held for development and use is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. Costs incurred to sell real estate are capitalized to the extent they are both reasonably expected to be recovered from the sale of the project and are tangible assets or services performed to obtain regulatory approval of sales. Other selling costs are expensed as incurred.

Real estate inventories consist of the following:

	September 30, 2013	December 31, 2012
Land and land development costs	$27,126	$19,378
Cost of construction (including capitalized interest and real estate taxes)	12,045	8,403

	$39,171	$27,781

In the nine months ended September 30, 2013, the Company sold five model home units to third parties and concurrently executed market rate leasebacks of the units. In the three months ended September 30, 2013, there were no additional model home sale and lease backs. The terms of the leasebacks provided for market rate rents ranging from $3 to $5 monthly over 6 to 12 month leases, containing extension options. The Company reviewed each transaction in accordance with the guidance in ASC 840-40, Leases – Sale-Leaseback Transactions, and determined that as “seller-lessee,” the Company relinquished the right to substantially all of the remaining use of the property sold, retaining only a minor portion of use in the model homes leased back and the leases contained no prohibitive terms of continued involvement, therefore, the Company accounted for the sale and leaseback as separate transactions in accordance with the guidance. There were no sale and leaseback transactions for the three and nine months ended September 30, 3012, respectively. The sale of the model homes is included within ‘Revenue-homebuilding’ in the accompanying consolidated statements of operations. The rental expenses related to the model home sale-leasebacks are capitalized to ‘Real estate inventories’ in accordance with ASC 970-340-25, Real Estate Project Costs.

3. OPERATING REAL ESTATE, NET

In February 2011, the Company began construction on a 103 unit apartment rental project located in the Cascades master planned community in Loudoun County, Virginia (the “Cascades Apartments”). Accordingly, upon the initiation of construction, the value of the existing land upon which the project was constructed (approximately $2.5 million) was reclassified from real estate inventories to operating real estate, net. The total construction costs capitalized in addition to the land and land development costs were approximately $9.8 million. The apartment project consisted of two buildings, the first of which was placed in service in July 2011 and the second of which was placed in service in September 2011. Accordingly, depreciation was recorded on the buildings placed in service. As further discussed in Note 13, the Cascades Apartments were sold on March 7, 2012, and the consolidated balance sheets no longer include ‘Operating real estate, net’ as of September 30, 2013 and December 31, 2012.

Depreciation is calculated on buildings and improvements using the straight-line method over estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over estimated useful lives, which range from three years (primarily computer-related equipment) to seven years. Depreciation of $82 was recorded for the nine months ended September 30, 2012 and is included in net loss on discontinued operations. No depreciation charges were recorded for the three months ended September 30, 2012. No such charges were recorded for the three and nine months ended September 30, 2013.

4. GENERAL CONTRACTING REVENUE

The Company undertakes short-term general contracting projects within its real estate services segment. These contracts are typically no more than 12 months in length. Revenue and earnings on these general contracting contracts are recognized under the percentage of completion method using the ratio of costs incurred to estimated total costs. There are estimates used in determining profits and total costs inherent in the percentage of completion method and actual results could differ from the estimates used by the Company. The revenues and costs associated with these projects are included in ‘Revenue – other’ and ‘Cost of sales – other,’ respectively, in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012. Total revenue and gross profit recognized for general contracting projects for the three months ended September 30, 2013 were $425 and $241, respectively. Total revenue and gross profit recognized for general contracting projects for the three months ended September 30, 2012 were $883 and $178, respectively. During the nine months ended September 30, 2013, total revenue and gross profit recognized for general contracting projects were $536 and $266, respectively. During the nine months ended September 30, 2012, total revenue and gross profit recognized for general contracting projects were $1,835 and $304, respectively. Trade receivables and accounts payable were approximately $682 and $401, respectively, related to completed general contracting projects at September 30, 2013. Trade receivables and accounts payable were approximately $1,313 and $1,308, respectively, related to general contracting projects at December 31, 2012. During the three and nine month periods ended September 30, 2013, the Company recognized a reduction of $220 through ‘cost of sales – other’ for the release of estimated contingency reserves related to the $5.2 million Loudoun Station project completed in October 2012.

5. WARRANTY RESERVE

Warranty reserves for units settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the typical one-year warranty period provided by the Company or within the two-year statutorily mandated structural warranty period for condominiums. Since the Company typically subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. This reserve is an estimate and actual warranty costs could vary from these estimates. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. During the third quarter of 2010, management recorded an additional $639 in warranty reserves to cover future potential costs and/or claims related to a project. During the three months ended September 30, 2013, management agreed to settle a warranty claim for $244, releasing the Company from future warranty claims related to the project and reduced the warranty estimate by $395. The warranty reduction was recorded as reversal through homebuilding cost of sales. The settlement was paid in October 2013.

The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,012	$988	$963	$1,009
Additions	90	18	174	45
Releases and/or charges incurred	(418)	(26)	(453)	(74)

Balance at end of period	$684	$980	$684	$980

6. CAPITALIZED INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate inventories during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate inventories are expensed as a component of cost of sales as related units are sold.

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total interest incurred and capitalized	$357	$124	$1,258	$176
Total real estate taxes incurred and capitalized	57	3	151	129

Total interest and real estate taxes incurred and capitalized	$414	$127	$1,409	$305

Interest expensed as a component of cost of sales	$47	$474	$2,023	$1,719
Real estate taxes expensed as a component of cost of sales	30	46	235	163

Interest and real estate taxes expensed as a component of cost of sales	$77	$520	$2,258	$1,882

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total interest incurred and expensed for inactive projects	$—	$107	$73	$1,850
Total real estate taxes incurred and expensed for inactive projects	—	38	47	133
Total production overhead incurred and expensed for inactive projects	61	45	285	153

	61	190	405	2,136
Amounts reclassified to discontinued operations	—	—	—	(154)

	$61	$190	$405	$1,982

7. INCOME (LOSS) PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income per share for the three and nine months ended September 30, 2013 and 2012 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and nine months ended September 30, 2013 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the restricted stock awards, stock options and warrants would be anti-dilutive.

The computation of basic and diluted shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Computation of basic shares outstanding
Weighted average common shares outstanding – basic	20,739	20,653	20,646	20,433

Computation of diluted shares outstanding
Weighted average common shares outstanding – diluted	20,739	20,653	20,646	20,433

The following have been excluded from the diluted share computation as their inclusion would be anti dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restricted stock awards	679	1,005	661	1,104
Stock options	330	192	310	209
Warrants	919	407	858	539

8. SEGMENT DISCLOSURES

We operate our business through three segments: Homebuilding, Apartments and Real Estate Services. We are currently focused on the Washington, D.C. market.

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

For our Apartments segment we focus on projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future.

Our Real Estate Services segment pursues projects in all aspects of real estate management including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies, financing and general construction. We are able to provide a wide range of construction management and general contracting services to other property owners.

The following disclosure includes the Company’s three reportable segments of Homebuilding, Apartments and Real Estate Services. Each of these segments operates within the Company’s single Washington, D.C. reportable geographic segment.

	Homebuilding	Apartments	Real Estate Services	Total
Three Months Ended September 30, 2013
Gross revenue	$9,211	$—	$361	$9,572
Gross profit	2,340	—	323	2,663
Operating profit from continuing operations	87	—	360	447
Operating profit from discontinued operations	—	—	—	—
Net (loss) income	(110)	—	360	250
Total assets	50,028	—	1,121	51,149
Depreciation and amortization	145	—	—	145
Interest expense	—	—	—	—

Three Months Ended September 30, 2012
Gross revenue	$2,600	$—	$883	$3,483
Gross (loss) profit	(2,290)	—	178	(2,112)
Operating (loss) income from continuing operations	(4,644)	—	114	(4,530)
Operating loss from discontinued operations	—	(6)	—	(6)
Net (loss) income	(4,644)	(6)	114	(4,536)
Total assets	26,759	421	1,912	29,092
Depreciation and amortization	337	—	—	337
Interest expense	107	—	—	107

Nine Months Ended September 30, 2013
Gross revenue	$32,650	$—	$692	$33,342
Gross profit	6,960	—	559	7,519
Operating profit from continuing operations	1,045	—	582	1,627
Operating loss from discontinued operations	—	(4)	—	(4)
Net income (loss)	848	(4)	582	1,426
Total assets	50,028	—	1,121	51,149
Depreciation and amortization	448	—	—	448
Interest expense	73	—	—	73

Nine Months Ended September 30, 2012
Gross revenue	$9,827	$—	$1,835	$11,662
Gross (loss) profit	(2,100)	—	304	(1,796)
Operating (loss) income from continuing operations	(10,177)	—	226	(9,951)
Operating profit from discontinued operations	—	6,354	—	6,354
Net (loss) income	(10,177)	6,354	226	(3,597)
Total assets	26,759	421	1,912	29,092
Depreciation and amortization	953	—	—	953
Interest expense	1,685	—	—	1,685

The Company allocates sales, marketing, general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations, based upon its estimate of time allocable to the segment or based upon overall pro rata revenue generation.

The table below reconciles the segment information to the corresponding amounts in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment operating income (loss) from continuing operations	$447	$(4,530)	$1,627	$(9,951)
Income tax (expense) benefit	(197)	364	(197)	2,478

Income (loss) from continuing operations	$250	$(4,166)	$1,430	$(7,473)

Segment operating (loss) income from discontinued operations	$—	$(6)	$(4)	$6,354
Income tax expense	—	(364)	—	(2,478)

(Loss) income from discontinued operations	$—	$(370)	$(4)	$3,876

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded valuation allowances for certain tax attributes and other deferred tax assets. Currently, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. With a full valuation allowance, any change in the deferred tax asset or liability is typically fully offset by a corresponding change in the valuation allowance. The Company has recorded a tax provision of $197 for the three and nine months ended September 30, 2013, based on an effective tax rate of 12%, related to statutory tax rates in jurisdictions where the Company has no deferred tax benefit to offset the tax liability. No such provision was recorded in the three and nine months ended September 30, 2012.

The Company currently has approximately $116 million in federal and state NOLs, which based on current statutory tax rates, has a potential fair value of approximately $45 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 (“Section 382”), if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of September 30, 2013, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of September 30, 2013, because of the Company’s full valuation allowance on its net deferred tax assets.

The Company has not recorded any accruals for tax uncertainties as of September 30, 2013 and 2012, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2010 through 2012 tax years remain subject to examination by federal and most state tax authorities.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At September 30, 2013 and 2012, the Company had issued $4,260 and $0 in letters of credit, respectively, and $986 and $1,710 in performance and payment bonds, respectively, to these third parties. No amounts have been drawn against these letters of credit or performance bonds.

11. RELATED PARTY TRANSACTIONS

On December 31, 2009, the Company, through an affiliate, Comstock Property Management, L.C., entered into a three-year lease for approximately 7,620 square feet of office space for its corporate headquarters at 1886 Metro Center Drive, Reston, Virginia from Comstock Asset Management, L.C., an affiliate wholly-owned by our Chief Executive Officer. On September 19, 2012, the Company amended the lease to add an additional 2,436 square feet of office space, or a total 10,056 square feet, for its corporate headquarters, with an effective date of July 1, 2012. Concurrent with the amendment, the Company agreed to extend the lease for five-years from the effective date and future minimum lease payments are as follows:

2013	$76
2014	310
2015	320
2016	329
2017	167

Total	$1,202

For the three months ended September 30, 2013 and 2012, total payments made under this lease agreement were $76 and $74, respectively. For the nine months ended September 30, 2013 and 2012, total payments under this lease agreement were $225 and $183, respectively. As of September 30, 2013 and December 31, 2012, the Company recorded a straight–line rent payable of $21 and $9, respectively, which is included in ‘Accounts payable and accrued liabilities’ in the consolidated balance sheets.

Comstock Services, L.C., a subsidiary of the Company, entered into a Subcontract Agreement with Davis Construction, LLC to perform site work and land development for a project known as Loudoun Station in Loudoun County, Virginia. Comstock Partners, L.C., an entity wholly-owned by the Chief Executive Officer of the Company, is the owner of the Loudoun Station project. The total contract value was $5.2 million and was completed in October 2012. For the three and nine months ended September 30, 2012, the Company recognized $0.7 million and $1.1 million of revenue, respectively, from the contract, which is included in ‘Revenue-other’ in the accompanying consolidated statements of operations. The Company did not recognize any revenues from the contract for the three and nine months ended September 30, 2013. As of September 30, 2013 and December 31, 2012, the Company was owed $0.4 million and $1.3 million, respectively, under this contract, which is included in ‘Trade receivables’ in the consolidated balance sheets.

On January 31, 2011, Comstock Cascades II, L.C., a subsidiary of the Company (“Cascades II”) entered into a private placement for the sale of membership interests in Cascades II whereby Cascades II raised $2.35 million (the “Cascades Private Placement”) for the planned construction of the Cascades Apartments. Proceeds of the Cascades Private Placement were utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Cascades Private Placement included unrelated third party investors along with several members of the Company’s board of directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. In March 2012, upon completion of the sale of the Cascades Apartments, the Company repaid the participants in the Cascades Private Placement $3.0 million, including the preferred returns, in full.

Pursuant to a Credit Enhancement Agreement entered into on February 17, 2011 by and between the Company and Gregory Benson, the Chief Operating Officer of the Company, and Christopher Clemente, the Chief Executive Officer of the Company (each, a “Guarantor”), the Guarantors agreed to provide credit enhancement and personal guarantee of loans with Cardinal Bank and Eagle Bank in exchange for payment by the Company of a credit enhancement fee. As a result of this credit enhancement, the Guarantors on an aggregate basis were entitled to a credit enhancement fee calculated at a rate of 4% per annum. One-half of the credit enhancement fee was payable monthly, in arrears, and the remaining half was deferred and payable on an annual basis. During the nine months ended September 30, 2012, the Company made guarantee payments under the agreement of approximately $130. No such payments were made for the three months ended September 30, 2012 and for the three and nine months ended September 30, 2013. The financing with SunBridge Capital Management, LLC eliminated the need for personal guarantees on the applicable projects and accordingly the agreement was terminated on July 12, 2011 with respect to the fees paid on the Eagle Bank loan. On March 7, 2012, the Cardinal Bank loan was repaid and, accordingly, the agreement was terminated with respect to the fees paid on the Cardinal Bank loan and the accrued fees were paid in full. Messrs. Clemente and Benson periodically provide personal guarantees for the Company for which a credit enhancement fee could be charged. There have been no fees paid under this agreement for the three and nine months ended September 30, 2013.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by the Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. Pursuant to the Services Agreement, the Company shall not be responsible for any out-of-pocket or third party costs associated with the services provided. For the three months ended September 30, 2013 and 2012, the Company billed Comstock Asset Management, L.C. $98 and $207, respectively, for services and out-of-pocket expenses incurred. For the nine months ended September 30, 2013 and 2012, the Company billed Comstock Asset Management, L.C. $324 and $376, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of September 30, 2013 and December 31, 2012, the Company was owed $131 and $42, respectively, under this contract, which is included in ‘Trade receivables’ in the consolidated balance sheets.

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by the Chief Executive Officer of the Company, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to unpaid principal outstanding, beginning on April 1, 2013. For the three and nine months ended September 30, 2013, the Company made payments of $200 and $350, respectively. No similar payments were made during the three and nine months ended September 30, 2012.

On March 14, 2013, Comstock Investors VII, L.C., a subsidiary of the Company (“Comstock VII”) entered into subscription agreements with certain accredited investors for the sale of membership interests in Comstock VII whereby Comstock VII raised working capital. Participants in the private placement included unrelated third party investors along with several members of the Company’s board of directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. Refer to Note 13 for further details of the private placement offering.

12. DISCONTINUED OPERATIONS

As described in Note 13, on March 7, 2012, the Company’s subsidiary sold the Cascades Apartments. As the Cascades Apartments represented a component of the Company’s business, the accompanying consolidated financial statements have been reclassified for all periods presented to appropriately reflect the discontinued operations of the Cascades Apartments and the continuing operations of the Company. Revenues, costs and expenses directly associated with the Cascades Apartments have been reclassified as discontinued operations in the accompanying consolidated statements of operations. Corporate expenses, such as general corporate overhead, have not been allocated to discontinued operations. The guidance in ASC 740-20-45-7 requires that the income recorded in discontinued operations be considered when determining the amount of benefit allocable to continuing operations in circumstances when continuing operations result in a net loss position for the period presented. Accordingly, the Company had allocated a tax benefit of $364 to continuing operations and a tax expense of $364 to discontinued operations for the three months ended September 30, 2012. The Company had allocated a tax benefit of $2,478 to continuing operations and a tax expense of $2,478 to discontinued operations for the nine months ended September 30, 2012. No tax benefit or expense was allocated to discontinued operations for the three and nine months ended September 30, 2013.

Summarized financial information for the Cascades Apartments is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$171
Cost of sales	—	5	(1)	128
Selling, general and administrative	—	—	5	9
Interest, real estate taxes and indirect costs related to inactive projects	—	—	—	154
Other expenses (income), net	—	1	—	(8)

Loss from discontinued operations before gain on sale of real estate and income tax expense	—	(6)	(4)	(112)

Net gain on sale of real estate	—	—	—	6,466

Net (loss) income from discontinued operations before income tax expense	—	(6)	(4)	6,354

Income tax expense	—	(364)	—	(2,478)

Net (loss) income from discontinued operations	$—	$(370)	$(4)	$3,876

Discontinued operations have not been segregated in the accompanying consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with the respective data in the accompanying consolidated statement of operations.

13. VARIABLE INTEREST ENTITY

GAAP requires a variable interest entity (“VIE”) to be consolidated by the company which is the primary beneficiary. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method of accounting. Comstock’s variable interests in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided and or guaranteed to a VIE. We examine specific criteria and use judgment when determining if Comstock is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions and contracts to purchase assets from VIEs.

Consolidated Real Estate Inventories

Included within the Company’s real estate inventories at September 30, 2013 are the following projects that are determined to be VIEs.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project in Washington, D.C. The Company evaluated the joint venture and determined that it was a VIE concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock VII, L.C. on March 13, 2013 as more fully described below.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of the Company and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units (the “Eastgate Project”) in Loudoun County, Virginia. The Company evaluated the joint venture and determined that it was a VIE concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE. During the first half of 2013, the Company and BridgeCom Development I, LLC., each contributed additional equity of $614. The proceeds from the contribution will be utilized to construct the remaining units at the “Eastgate Project.”

On March 14, 2013, Comstock VII entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”), pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock VII for an aggregate amount of $7,295. Concurrently, the Company issued 112 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $136. Comstock VII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. The Subscription Agreement provides that the Comstock VII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the interests of the Comstock VII Class B Members, provided that (i) all of the Comstock VII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VII Class B Members’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The private placement provides capital related to the current and planned construction of the Company’s following projects: The Residences at Shady Grove in Rockville, Maryland consisting of 36 townhomes, BLVD at Shady Grove consisting of 117 multi-family units, The Hampshires project in Washington, D.C. consisting of 38 single family residences and 73 townhomes, and the Falls Grove project in Prince William County, Virginia consisting of 110 townhomes and 19 single family homes (collectively, the “Projects”). Proceeds of the Private Placement are to be utilized (A) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VII and determined that it was a VIE, concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE. During the three and nine months ended September 30, 2013, the Company made a distribution in the amount of $367 to the Comstock VII Class B Members.

At September 30, 2013 and December 31, 2012, total assets of these VIEs were approximately $37.4 million and $29.4 million, respectively, and total liabilities were approximately $22.3 million and $17.4 million, respectively. The classification of these assets is primarily within ‘real estate inventories’ and the classification of liabilities are primarily within ‘accounts payable and accrued liabilities’ and ‘notes payable – secured by real estate inventories’ in the consolidated balance sheets.

Consolidated Operating Real Estate, Net

On January 31, 2011, Cascades II entered into the “Cascades Private Placement related to the planned construction of the “Cascades Apartments. The balance was received during the first quarter of 2011. Proceeds of the Cascades Private Placement were utilized (i) to provide sufficient capital needed to secure project financing for the Cascades Apartments, (ii) to retire a portion of the existing indebtedness, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Cascades Private Placement included unrelated third party investors along with several members of the Company’s board of directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company.

On February 11, 2011, Comstock closed its loan agreement with Cardinal Bank which provided the necessary construction financing for the development of the Cascades Apartments and concurrent with that closing, the Company utilized the proceeds of the Cascades Private Placement as described above. The Company has fully guaranteed the loan and accordingly, Comstock concluded that Cascades II is a VIE. As part of the Cascades II operating agreement, the Company has majority voting and complete operational control of the subsidiary. The Company had previously concluded that it is the primary beneficiary of the VIE and therefore the financial condition, results of operations and cash flows of Cascades II were consolidated in the accompanying financial statements.

The investors in the Cascades Private Placement (the “Priority Members”) were entitled to a cumulative, compounded, preferred return, subject to the performance of Cascades II, of 20% per annum, compounded annually on their capital account balances. Comstock has the right to repurchase the interest of the Priority Members provided that i) all of the Priority Members interests are acquired, ii) the purchase is made in cash and iii) the purchase price equals the Priority Members capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The equity contribution related to the Cascades Private Placement is reflected as a non controlling interest as a component of consolidated shareholders’ equity. The Company’s investment is subordinate to the Priority Members investment and gains from the operating activity and distributions of cash flow (if any) of Cascades II will be allocated to the Priority Members (in advance of Comstock) up to their capital account plus the required preferred return of 20% as outlined above. For the three months ended March 31, 2012, the priority returns of $103 were reflected in the accompanying consolidated statement of operations as net income attributable to non-controlling interests to properly account for the preferred return due the Priority Members upon liquidation of their interest in Cascades II.

On March 7, 2012, the Company completed the sale of the Cascades Apartments to an affiliate of CAPREIT Acquisition Corporation (“Purchaser”), a Maryland corporation, pursuant to a Contract of Sale Agreement, as amended, dated October 31, 2011. The Cascades Apartments were sold for $19.35 million. In connection with the closing of the transaction, Cascades II placed in escrow $300 (the “Warranty Escrow”) to secure performance of certain post-closing warranty work and $650 (the “Claims Escrow”) to secure Cascades II’s indemnification and other obligations set forth in the agreement. The Warranty Escrow is released to Cascades upon completion of the post-closing warranty work and the Claims Escrow is released to Cascades II in three equal installments at six, eight and twelve months from the date of settlement provided that no claims have been made against Cascades II by the Purchaser. On September 6, 2012, the Purchaser released $300 from the Warranty Escrow, net of $2 in settlement costs, and one-third of the Claims Escrow, $217, net of $35 of post-closing warranty claims. On November 26, 2012, the Purchaser released the second installment of $143, and on March 11, 2013, the Purchaser released the final installment of $290, net of $16 of post-closing warranty claims from the Claims Escrow to Cascades II. As detailed in Note 12, the historical operations of the Cascades Apartments are included within discontinued operations.

Concurrent with the execution of the sale transaction, Cascades II settled the secured financing of $10.1 million with Cardinal Bank, including all principal and interest due at the time of settlement, and retired the non-controlling equity investment, including all preferred returns due. The Company realized a loss on the extinguishment of the secured financing with Cardinal Bank of $0.3 million, including the prepayment penalty fees of $0.2 million. At settlement, the Company received net proceeds of approximately $4.7 million from the transaction after repayment of the existing loan from Cardinal Bank secured by the Cascades Apartments and the retirement of the non-controlling equity investment related to the Cascade Apartments.

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

The Company does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of ASC 810-10 Consolidation. This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holder’s returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under the provision of ASC 810-10. The Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land. The Company concluded that it does not have the power to direct the activities that most significantly impact the VIEs economic performance, including the power to site plan and engineer the developments, finance the parcels under option contract, and develop the raw parcels under option contract into finished lots. The third party retains these rights under the fixed purchase price agreements until title is transferred to the Company upon settlement of the transaction, or a portion of the transactions. Therefore, the Company has not consolidated these VIEs in the consolidated balance sheet.

14. UNCONSOLIDATED JOINT VENTURE

On April 10, 2013, the Company formed Superior Title Services, L.C., a joint venture, together with Stewart Title & Escrow, Inc and Stewart Title Group, LLC, unaffiliated third parties (together, “the Stewart Group”). The joint venture was established for the purpose of engaging in the general title insurance business. The Company owns a 50% profit/loss allocation percentage and related equity investment in the joint venture. The entity was initially capitalized through a $7 contribution each from the Company and the Stewart Group. This entity was evaluated and concluded that the Company does not have a controlling financial interest in the joint venture, nor is the Company the primary beneficiary. The Company accounts for its interest in this venture using the equity method of accounting and adjusts the carrying value for our proportionate share of the unconsolidated joint venture’s earnings, losses and distributions. The investment in the unconsolidated joint venture is included within ‘Other assets’ in the consolidated balance sheets as of September 30, 2013. Earnings from this unconsolidated joint venture of $14 and $56 are included in ‘Other income, net’ in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2013, respectively. During the three and nine month periods ended September 30, 2013, the Company collected and recorded a distribution of $40 from this joint venture as a return on investment. There were no investments, earnings and distributions in unconsolidated joint ventures for the three and nine month periods ended September 30, 2012.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statement of Operations:
Total net revenue	$56	$—	$176	$—
Total expenses	29	—	65	—

Net income	$27	$—	$111	$—

Comstock Holding Companies, Inc. pro rata share of net income	$14	$—	$56	$—

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

Bank	Balance as of September 30, 2013	Balance as of December 31, 2012	Recourse
Eagle Bank – Redland Road	$4,204	$2,500	Secured
Eagle Commercial Ventures – Redland Road	3,190	—	Secured
Rosalie K. Stahl	3,000	3,000	Secured
Eagle Bank – New Hampshire Ave.	2,989	3,159	Secured
Bank of America	2,709	3,096	Unsecured
Eagle Bank – Potomac Yard / Penderbrook	—	4,084	Secured
Cardinal Bank – Eastgate	478	636	Secured
Cardinal Bank – Yorkshire	1,808	—	Secured
Branch Banking & Trust	—	263	Secured
Seller – Emerald Farm	100	100	Secured
TSR – Shady Grove, LLC	—	5,750	Secured
Eagle Bank – Maxwell	1,790	—	Secured
Hall Road Deferred Purchase Note	1,379	—	Secured

	21,647	22,588
Due to affiliates – Stonehenge Funding	4,797	5,041	Unsecured

Total	$26,444	$27,629

The material loan agreements are discussed below.

Eagle Bank

On May 29, 2012, the Company, through its Comstock Potomac Yard, L.C. and Comstock Penderbrook, L.C. subsidiaries, entered into a loan agreement with Eagle Bank pursuant to which the Company secured a $9.96 million loan with a twenty-seven months term (the “Eagle Bank Loan”) to refinance the Company’s Eclipse condominium project and Penderbrook Square condominium project. Proceeds from the Eagle Bank Loan were primarily utilized (i) to pay off existing indebtedness of approximately $7.97 million, (ii) set up an interest reserve escrow pursuant to the terms of the loan agreement in the amount $0.5 million, (iii) pay approximately $0.1 million in settlement charges and closing costs, and (iv) for general corporate purpose. The interest reserve escrow is held in the name of the bank and if the borrower defaults under the loan agreement, the bank has sole discretion to apply the funds or portion of the funds to pay off the indebtedness. Commencing thirty days after closing, the Company is required to make monthly payments of interest only on outstanding principal balance, principal curtailment payments upon settlements at the two subsidiaries and a minimum principal curtailment payment of $4.98 million no later than 12 months following the closing of the Eagle Bank Loan. There is no prepayment penalty associated with the Eagle Bank Loan. The balance outstanding on the Eagle Bank Loan at December 31, 2012 was $4,084. The Company repaid the Eagle Bank Loan in full during the second quarter of 2013.

On August 23, 2012, the Company, through New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, entered into a three-year loan agreement and related documents with Eagle Bank securing a $6.0 million revolving development loan and a $4.0 million revolving construction loan (collectively, the “Eagle NHA Revolver”) to finance The Hampshires, the Company’s 111-unit project located in Washington, D.C. Proceeds from the Eagle NHA Revolver will primarily be utilized to (i) pay for expenses associated with the Eagle NHA Revolver; (ii) reimburse the Company for development costs previously expended and (iii) to pay for the future development and construction related expenses. Under the terms of the loan agreement, the Eagle NHA Revolver provides for an initial floating interest rate of LIBOR plus 3% with an interest rate floor of 5.75%. The New Hampshire Ave. Ventures, LLC is required to make monthly interest payments on the Eagle NHA Revolver to the extent not offset by a $400 interest reserve and is required to make a minimum principal curtailment under the development portion of the Eagle NHA Revolver of $3.2 million by December 31, 2013 and additional curtailments on a quarterly basis thereafter. As of September 30, 2013, the curtailment requirement of $3.22 million by December 31, 2013 was fulfilled. There is no prepayment penalty associated with the Eagle NHA Revolver, which is secured by a first deed of trust and is fully guaranteed by the Company. The balance outstanding on the Eagle NHA Revolver at September 30, 2013 and December 31, 2012 was $3.0 million and $3.2 million, respectively.

On December 27, 2012, the Company, through its subsidiary Comstock Redland Road, L.C. (Redland), entered into an acquisition bridge loan with Eagle Bank (the “Bridge Loan”), pursuant to which the Company secured $2.5 million to finance the Company’s acquisition of the property directly adjacent to the Shady Grove Metro in Rockville, Montgomery County, Maryland. The Company utilized the proceeds from the “Bridge Loan” to (i) pay for the acquisition of land planned for development of 36 townhomes, 3 single family and a 117-unit multi-family residential building and (ii) pay for expenses associated with settlement charges and closing costs. Under the terms of the loan agreement, the Bridge Loan provides for an interest rate of 5% per annum. The Company is expected to make monthly interest payments commencing thirty days after closing, with entire principal balance due March 27, 2013. The loan was secured by a promissory note, second deed of trust and security agreement on the property, second deed of trust and security agreement on the Potomac Yard project, a guaranty of Comstock Holding Companies, Inc., Comstock Potomac Yard, L.C. and the Chief Executive Officer of Comstock Holding Companies, Inc. and other ancillary documents (collectively, the “Bridge Loan Documents”). There was no prepayment penalty associated with the Bridge Loan. The Bridge Loan was repaid in full, including accrued interest, on March 25, 2013.

On March 25, 2013, the company through Redland, entered into a Revolving Credit Line Deed of Trust, Security Agreement, and Fixture Filing, Loan Agreement, Revolving Construction Loan Promissory Note, Development Loan Promissory Note, and related documents (the “TH Loan Documents”) with EagleBank pursuant to which Redland secured a $10.4 million acquisition, development and construction loan and letter of credit facility (“TH Loan”) for a mix of 39 townhomes and single family homes at the Residences at Shady Grove project in Rockville, Montgomery County, Maryland (the “TH Project”) and a $2.4 million acquisition and development loan (“Apt Loan”) for a 117-unit multi-family residential building known as BLVD Shady Grove, in Rockville, Montgomery County, Maryland (the “Apt Project”). Under the terms of the TH Loan Documents, there is a 24 month maturity date, and an interest rate at LIBOR plus 3%, subject to an interest rate floor of 5%. Under the Apt Loan, there is a 12 month maturity date and an interest rate at LIBOR plus 3%, subject to an interest rate floor of 5%. The TH Loan and the Apt Loan are secured by the TH Project and the Apt Project, and fully guaranteed by the Company. The Company was required to make a minimum principal curtailment of $950 by December 31, 2013 and additional curtailments on a quarterly basis thereafter. The balance outstanding on the TH Loan and the Apt Loans at September 30, 2013 was $2.6 million and $1.6 million, respectively. This agreement was amended in October 2013, extending the start of curtailment requirement period to March 31, 2014 and additional curtailments quarterly thereafter.

On September 30, 2013, the Company, through its subsidiary Comstock Maxwell Square L.C. (“Maxwell Square”), entered into a loan agreement and related documents with Eagle Bank pursuant to which the Maxwell Square secured (i) $2.1 million acquisition and development loan, (ii) $3.4 million revolving construction loan and (iii) a $51 letter of credit facility (collectively, the “Maxwell Loan”) to finance the Company’s project known as the Maxwell Square located in downtown Frederick, Maryland (the “Maxwell Square Project”). The Maxwell Loan provides for a variable interest rate of LIBOR plus 3% with an interest rate floor of 4.75%. The Maxwell Loan has a maturity date of 24 months, subject to meeting a minimum sales and settlement schedule on a quarterly basis. The Company is required to make a minimum principal curtailment of $116 by June 30, 2014 and additional curtailments on a quarterly basis thereafter. There is no prepayment penalty associated with the Maxwell Loan which is secured by a first deed of trust on the Maxwell Square Project and fully guaranteed by the Company. The balance outstanding on the Maxwell Loan at September 30, 2013 was $1.8 million.

Eagle Commercial Ventures

On March 25, 2013, the Company, through Redland, entered into a Loan Agreement, Deed of Trust, Security Agreement and Fixture Filing, Promissory Note, and related documents (the “Secondary Loan Documents”) with Eagle Commercial Ventures, LLC (“Secondary Lender”) for the acquisition and development of the TH Project and the Apt Project totaling $3.2 million. Under the terms of the Secondary Loan Documents, there is a 24 month maturity date for the secondary TH Loan, and a 12 month maturity date for the secondary Apt Loan, and both loans provide for an interest rate at 12%, with payment of interest only at 6% and accrual of the remaining 6% until maturity. The secondary TH Loan and the secondary Apt Loan are secured by a second trust on the TH Project and the Apt Project, respectively, and are fully guaranteed by the Company and the Company’s Chief Executive Officer. The balance outstanding on the secondary TH Loan and the secondary Apt Loans at September 30, 2013 was $2.1 million and $1.1 million, respectively.

Rosalie K. Stahl Trust

On August 23, 2012, the Company, through New Hampshire Ave. Ventures, LLC, a consolidated joint venture of its subsidiary Comstock Ventures XVI, L.C. and 6000 New Hampshire Avenue, LLC, entered into a $3.0 million mezzanine loan (the “NHA Mezzanine Loan”) in connection with The Hampshires project with the Rosalie K. Stahl Trust. Proceeds from the NHA Mezzanine Loan, which has a three-year maturity date, were utilized to acquire the land for development of the project. The NHA Mezzanine Loan provides for an interest rate of 13.5% per annum, interest to be paid current on a monthly basis, with the full principal balance being due at maturity. The NHA Mezzanine Loan is secured by a second deed of trust which is fully subordinate to the Eagle NHA Revolver and is non-recourse to the Company. There is no prepayment penalty associated with the NHA Mezzanine Loan. The balance outstanding on the NHA Mezzanine Loan at September 30, 2013 and December 31, 2012 was $3.0 million.

Cardinal Bank

On September 27, 2012, the Company, through Comstock Eastgate, L.C. (“Eastgate”), a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development II, LLC, entered into a loan agreement with Cardinal Bank to which the Company secured a $2.5 million revolving construction loan (the “Cardinal Bank Revolver”) to finance The Villas at Eastgate, the Company’s 66-unit project located in Loudoun County, VA. The loan maturity is 12 months from origination, with an automatic extension of 12 months subject to the Company meeting certain sales conditions, which include (i) entering into binding contracts for the sale of 18 units and (ii) settling 12 units, each by the one year anniversary of the loan. As of September 30, 2013, the Company met both conditions stated above and the maturity date was automatically extended to September 27, 2014. The proceeds of the Cardinal Bank Revolver will be primarily utilized to pay expenses associated with the loan and future construction expenses of the project. The Cardinal Bank Revolver provides for a variable interest rate of Prime plus 0.5%, with an interest rate floor of 4.75%. Commencing 30 days after loan close, the Company is required to make monthly payments of interest only and upon the closing of the sale of a unit and make principal curtailment payments of 100% of unit costs borrowed. There is no prepayment penalty associated with the Cardinal Bank Revolver. The balance outstanding on the Cardinal Bank Revolver at September 30, 2013 and December 31, 2012 was $0.5 million and $0.6 million, respectively.

On May 8, 2013, the Company, through its subsidiary Comstock Yorkshire, L.C. (“Yorkshire”), entered into a loan agreement and related documents with Cardinal Bank pursuant to which Yorkshire secured a $5.2 million acquisition and development loan and a $2.5 million revolving construction loan (collectively, the “Yorkshire Loan”) to finance the Company’s project known as Falls Grove located in Prince William County, Virginia (the “Yorkshire Project”). The Yorkshire Loan provides for an initial variable interest rate of Prime plus 0.5% with an interest rate floor of 4.5%. The Yorkshire Loan has a maturity date of 24 months as long as Yorkshire has maintained an annual sales pace of 24 contracts and 12 settlements of units in the Yorkshire Project within the twelve month period following the closing of the Yorkshire Loan. There is no prepayment penalty associated with the Yorkshire Loan and is secured by a first deed of trust on the Yorkshire Project. The Yorkshire Loan is fully guaranteed by the Company, with a limited guaranty by the Chief Executive Officer and Chief Operating Officer of the Company. The balance outstanding on the Yorkshire Loan at September 30, 2013 was $1.8 million.

TSR-Shady Grove, LLC

On December 27, 2012, the Company, through Redland, entered into a Deferred Purchase Money Promissory Note with TSR-Shady Grove, LLC, a Maryland limited liability company, pursuant to which the Company secured $5.8 million for the acquisition of land planned for development of 36 town houses, 3 single family and a 117-unit multi-family residential building (the “TSR- Shady Grove Loan”). The TSR-Shady Grove Loan provides for an interest rate of 6% per annum, payable commencing thirty days after closing, with the entire principal balance due March 28, 2013. However, pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”), no interest was to accrue until the property was vacated. The TSR-Shady Grove Loan was secured by a deferred purchase money first deed of trust. There was no prepayment penalty associated with the TSR- Shady Grove Loan. The TSR- Shady Grove Loan was repaid in full, including accrued interest, on March 25, 2013.

Hall Road Deferred Purchase Note

On September 13, 2013 the Company, through its subsidiary Comstock Hall Road, L.C., closed on a land assemblage that will be developed into a 42 unit townhome project located in the Sterling area of Loudoun County, Virginia and entered into a Deferred Purchase Money Promissory Note (“Hall Road Deferred Purchase Note”) and secured first deed of trust in the amount of $1.4 million with certain of the land sellers. The financing provides for an interest rate of 6% per annum. The entire unpaid principal together with accrued interest is due and payable at maturity, December 31, 2013. There is no prepayment penalty associated with the Hall Road Deferred Purchase Note. The balance outstanding on the Hall Road Deferred Purchase Note at September 30, 2013 was $1.4 million.

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

On March 14, 2013, Stonehenge entered into an extension agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the extension agreement, beginning April 1, 2013, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to unpaid principal outstanding. The balance outstanding on this note as of September 30, 2013 and December 31, 2012 was $4.8 million and $5.0 million, respectively.

As of September 30, 2013, maturities and/or curtailment obligations of all of our borrowings are as follows:

2013	$2,429
2014	8,555
2015	7,954
2016	4,797
2017 and thereafter	2,709

Total	$26,444

16. FAIR VALUE DISCLOSURES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values based on their short maturities.

The fair value of fixed and floating rate debt is based on observable market rates (Level 2 inputs). The following table summarizes the fair value of fixed and floating rate debt and the corresponding carrying value of fixed and floating rate debt as of:

	September 30, 2013	December 31, 2012
Carrying amount	$26,444	$27,629
Fair value	$24,271	$24,881

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Non-financial assets and liabilities include items such as real estate inventories and long lived assets that are measured at fair value when acquired and on a non recurring basis thereafter. Such fair value measurements use significant unobservable inputs and are classified as Level 3.

In the quarter ended September 30, 2012, management evaluated its strategic alternatives with respect to its real estate projects classified as held for sale, Eclipse and Penderbrook, with the objective of creating additional near term liquidity. As a result, a decision was made to market the Eclipse project in a bulk sale transaction, rather than by selling directly to prospective home buyers, significantly accelerating absorption. The impairment charge of $2,358 for the three and nine month periods ended September 30, 2012, reflected the write down to estimated fair value less costs to sell under the bulk sale disposition strategy. During the first quarter of 2013, in the absence of a prospective bulk sale buyer and as a result of the increased sales activity, the Company revised its previous disposition strategy and reversed a previously recorded impairment charge of $722 to properly reflect the for sale project at fair market value less costs to sell, consistent with the provisions of Accounting Standards Codification (“ASC”) 360. During the first half of 2013, the Company sold all remaining units at the Eclipse and Penderbrook projects.

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

During the nine months ended September 30, 2013, the Company issued 30 stock options with a fair value of $19. No stock options were issued during the three months ended September 30, 2013. During the three and nine months ended September 30, 2012, the Company issued 140 stock options respectively, with a fair value of $176. Stock options issued during the three and nine months ended September 30, 2013 and 2012 vest over four years. During the three and nine months ended September 30, 2013, the Company issued no restricted stock awards. During the three and nine months ended September 30, 2012, the Company issued 706 restricted stock awards with a fair value of $1,157.

For the three months ended September 30, 2013 and 2012, total stock-based compensation cost was $137 and $329, respectively. For the nine months ended September 30, 2013 and 2012, total stock-based compensation cost was $471 and $928, respectively. For the three months ended September 30, 2013, $23 was capitalized to ‘Real estate inventories’ and $114 was charged to sales, marketing, general and administrative expenses. For the nine months ended September 30, 2013 $79 was capitalized to ‘Real estate inventories’ and $392 was charged to sales, marketing, general and administrative expenses. For the three and nine months ended September 30, 2012, the entire amount of stock based compensation cost was charged to sales, marketing, general and administrative expenses.

Under net settlement procedures currently applicable to our outstanding restricted stock awards for employees, upon each settlement date and election by the employees, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the trading day immediately preceding the applicable settlement date. The remaining amounts are delivered to the recipient as shares of our common stock. We settled 138 restricted stock awards in the nine months ended September 30, 2013, of which 13 restricted stock awards were net settled by withholding 5 shares, which represented the employees’ minimum statutory obligation for each such employee’s applicable income and other employment taxes and remitted cash totaling of $8 to the appropriate tax authorities. The amount remitted to the tax authorities for the employees’ tax obligation to the tax authorities was reflected as a financing activity in the accompanying consolidated statements of cash flows. These shares withheld by us as a result of the net settlement election are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share.

As of September 30, 2013 and 2012, the weighted-average remaining contractual term of unexercised stock options was 5.5 years and 7.25 years, respectively. As of September 30, 2013 and December 31, 2012, there was $569 and $1,047, respectively, of unrecognized compensation cost related to stock issuances granted.

18. SUBSEQUENT EVENTS

On November 1, 2013, the Company, through Comstock Eastgate, L.C., a consolidated joint venture of Comstock Holding Companies, Inc. and BridgeCom Development I, LLC, executed the tenth and eleventh lot takedown, of eleven total, under the Building and Purchase Agreement with M/I Homes of DC, LLC, for the purchase price of $1.1 million.

In October 2013, the Company made a distribution in the amount of $371 to the Comstock VII Class B Members representing the priority return for the third quarter of 2013.

On October 31, 2013, the Company amended the Redland loan with Eagle bank which had a minimum principal curtailment of $950 by December 31, 2013 and additional curtailments on a quarterly basis thereafter. Based on the amendment, the start of the minimum principal curtailment requirement period was extended to March 31, 2014 and additional curtailments on a quarterly basis thereafter.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Notes Regarding Forward-looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed below and elsewhere in this report, particularly under the headings “Cautionary Notes Regarding Forward-looking Statements.” References to dollar amounts are in thousands except per share data.

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

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including apartments, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Apartments and Real Estate Services as further discussed in Note 8 of our consolidated financial statements. We are currently focused on the Washington, D.C. market, which is the eighth largest metropolitan statistical area in the United States.

We currently have communities under development in multiple counties throughout the Washington, D.C. market. At September 30, 2013, we either owned or controlled under purchase option agreements approximately 657 building lots.

The following table summarizes certain information for our owned or controlled communities as of September 30, 2013:

	As of September 30, 2013
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue Per Unit to Date
The Hampshires (1)	DC	SF	38	13	6	19	—	$735
		TH	73	5	4	64	—	$545
Villas at Eastgate (1)	VA	Condo	66	24	25	—	17	$385
Falls Grove (1)	VA	SF	19	—	—	19	—	$—
		TH	110	—	10	100	—	$289
Residences at Shady Grove (1)	MD	TH/SF	39	—	5	34	—	$579
BLVD Shady Grove (1)	MD	MF	117	—	—	117	—	$—
Emerald Farm (4)	MD	SF	84	78	—	6	—	$452
BLVD Newell (5)	MD	MF	144	—	—	—	144	$—
Maxwell Square (5)	MD	TH	45	—	—	45	—	$—
Hall Road (5)	VA	TH	42	—	—	42	—	$—

Total			777	120	50	446	161	$463

(1)	Community in development and/or construction with units available for sale.
(2)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium and “MF” means multi family.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	Developed and currently inactive.
(5)	Development and construction activities have not began.

Results of Operations

Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012

Orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements and backlog for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Gross new orders	31	16	118	50
Cancellations	4	3	14	3
Net new orders	27	13	104	47
Gross new order revenue	$14,476	$7,019	$55,883	$14,841
Cancellation revenue	$1,680	$875	$6,241	$875
Net new order revenue	$12,796	$6,144	$49,643	$13,966
Average gross new order price	$467	$438	$474	$297
Settlements	20	12	63	41
Settlement revenue – homebuilding	$9,211	$2,527	$32,593	$9,479
Average settlement price	$461	$211	$517	$231
Backlog units	50	9	50	9
Backlog revenue	$22,470	$5,111	$22,470	$5,111
Average backlog price	$449	$568	$449	$568

Revenue – homebuilding

                The number of homes delivered for the three months ended September 30, 2013 increased to 20 as compared to 12 homes for the same period in the prior year. The number of homes delivered for the nine months ended September 30, 2013 increased to 63 as compared to 41 homes for the nine months ended September 30, 2012. Average revenue per home delivered increased by approximately $250 to $461 for the three months ended September 30, 2013 as compared to $211 for the three months ended September 30, 2012. Average revenue per home delivered increased by approximately $286 to $517 for the nine months ended September 30, 2013 as compared to $231 for the nine months ended September 30, 2012. Revenue from homebuilding increased by $6.7 million to $9.2 million for the three months ended September 30, 2013 as compared to $2.5 million for the same period in the prior year which resulted from the increase in the number of homes and the mix of units settled. Revenue from homebuilding increased by $23.1 million to $32.6 million for the nine months ended September 30, 2013 as compared to $9.5 million for the nine months ended September 30, 2012. For the three months ended September 30, 2013, the Company settled 20 units (7 units at The Hampshires and 13 units at Eastgate), as compared to 12 units (11 units at Penderbrook and 1 units at Eclipse) for the three months ended September 30, 2012. For the nine months ended September 30, 2013, 63 units were settled (2 units at Penderbrook, 19 units at Eclipse,

18 units at The Hampshires and 24 units at Eastgate), as compared to 41 units (36 units at Penderbrook and 5 units at Eclipse) for the nine months ended September 30, 2012. In addition, our homebuilding gross margin percentage for the three months ended September 30, 2013 increased by 8.4% to 25.6%, as compared to 17.2% for the three months ended September 30, 2012. Our homebuilding gross margin for the nine months ended September 30, 2013 increased by 8.5% to 22.5%, as compared to 14.0% for the nine months ended September 30, 2012. The increase noted in revenue and margins was a result of the increase in the number of homes and the mix of units settled and the Company exiting legacy projects that were impaired. Excluding the impact of the release of the warranty reserve discussed in Note 5, gross margin percentage was 21.3% for the three and nine months ended September 30, 2013.

Revenue – other

Revenue-other decreased approximately $0.6 million to $0.4 million during the three months ended September 30, 2013, as compared to $1.0 million for the three months ended September 30, 2012. Revenue-other decreased approximately $1.5 million to $0.7 million during the nine months ended September 30, 2013, as compared to $2.2 million for the nine months ended September 30, 2012. The decrease primarily relates to revenue from rental operations, as the number of rental units at Penderbrook and Eclipse continued to decline until all units were sold in the second quarter of 2013. The completion of several of the general contracting projects in 2012 also contributed to the decline.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended September 30, 2013 increased by $4.8 million to $6.9 million, as compared to $2.1 million for the three months ended September 30, 2012. Cost of sales – homebuilding for the nine months ended September 30, 2013 increased by $17.2 million to $25.3 million, as compared to $8.1 million for the nine months ended September 30, 2012. The unit mix and number of homes settled during the quarter and the year accounted for the increase in the aggregate cost of sales figure.

Cost of sales – other

Cost of sales – other decreased approximately $1.0 million to $100 during the three months ended September 30, 2013 as compared to $1.1 million in the three months ended September 30, 2012. Cost of sales – other decreased approximately $2.4 million to $600 during the nine months ended September 30, 2013 as compared to $3.0 million in the nine months ended September 30, 2012. As a result of the continued absorption and sale of the condominium units at Penderbrook and Eclipse, the decline in the number of units used in rental operations resulted in a significant decrease in cost of sales – other. Additionally, the completion of several general contracting projects in 2012 also contributed to the decline.

Impairment reversal and charge

There was no impairment charge for the three and nine months ended September 30, 2013 as compared to $2,358 for the three and nine months ended September 30, 2012. Due to a revision in previous disposition strategy, the Company reversed a previously recorded impairment charge of $722 for the nine months ended September 30, 2013. There were no similar actions in the comparable period in the prior year. Refer to Note 16 to the consolidated financial statements for further discussions and the basis for the impairment reversal and charges.

Sales and marketing

Sales and marketing expenses for the three months ended September 30, 2013 increased $300 to $500, as compared to $200 for the three months ended September 30, 2012. Sales and marketing expenses for the nine months ended September 30, 2013 increased $900 to $1.4 million, as compared to $500 for the nine months ended September 30, 2012. The increase in sales and marketing expenses over the three and nine month period is directly attributable to increases in active developments and marketing efforts, which resulted in an increase in homes ordered and delivered.

General and administrative

General and administrative expenses for the three months ended September 30, 2013 decreased $300 to $1.7 million, as compared to $2.0 million for the three months ended September 30, 2012. General and administrative expenses for the nine months ended September 30, 2013 decreased $700 to $5.0 million as compared to $5.7 million for the nine months ended September 30, 2012. The decrease in general and administrative expenses over the three and nine month period is attributable to increased utilization of operations employees as a result of the increase in active selling and developing communities.

Income taxes

The Company has recorded a tax provision of $197 for the three and nine month periods ended September 30, 2013, based on an effective tax rate of 12%, related to statutory tax rates in jurisdictions where the Company has no deferred tax benefit to offset the tax liability. No such provision was recorded in the three and nine month periods ended September 30, 2012.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings, project level equity raises cash flow from operations, which includes the sale and delivery of constructed homes, rental apartment projects, finished and raw building lots and the sale of equity and debt securities.

The Company is involved in ongoing discussions with lenders and potential equity investors in an effort to provide additional growth capital to fund various new business opportunities. We are anticipating that through a combination of current available cash on hand, the additional cash from settlement proceeds, proceeds from debt, project level raises and the cash generated from settlements at our new communities currently under development, the Company will have sufficient financial resources to sustain our operations through 2013.

Credit Facilities

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. Refer to Note 15 in the consolidated financial statements for details of our credit facilities and maturities and/or curtailment obligations of all of our borrowings.

Cash Flow

Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2013. This represents an increase from the net cash used in operating activities of $5.1 million for the nine months ended September 30, 2012. The increase is primarily attributable to the increase in real estate inventories as the Company continues to invest in new projects in line with the uptick in the housing market and increase in settlement activity. Additionally, the 2012 cash flows from operating activities do not reflect the net cash flows from the sale of the Cascades Apartments of approximately $4.7 million. Although the construction, development and sale of this and potentially other future merchant build projects are an ongoing component of the Company’s operations, the net cash flows are required to be presented within the investing and financing section of the accompanying consolidated statement of cash flows.

Net cash provided by investing activities was $200 for the nine months ended September 30, 2013, primarily attributable to receipt of the remaining escrow balance from the sale of the Cascade Apartments in 2012. Net cash provided by investing activities was $18.8 million for the nine months ended September 30, 2012, primarily attributable to the sale of the Cascades Apartments.

Net cash provided by financing activities was $6.4 million for the nine months ended September 30, 2013, primarily attributable to the proceeds received from the Comstock Investor VII Private Placement of $7.3 million and $23.0 million from notes payable, net of $23.9 million in payments made on notes payable. Net cash used in financing activities was $14.8 million for the nine months ended September 30, 2012, primarily attributable to the extinguishment of debt and retirement of the non-controlling interests, including preferred returns, in full related to the Cascades Apartments and curtailments paid to lenders upon settlement of units at the Penderbrook and Eclipse properties.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2013 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Certificate of Amendment dated June 22, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 25, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.82*	Loan agreement dated September 30, 2013 between Comstock Maxwell Square, L.C. and Eagle Bank.

10.83*	Deferred Purchase Money Promissory Note and a Secured First Deed of Trust dated September 13, 2013 between Comstock Hall Road L.C. and certain of the sellers named therein.

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 12, 2013	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	By:	/S/ JOSEPH M. SQUERI
Joseph M. Squeri Chief Financial Officer (Principal Financial Officer)