Form 10-K
period 2013-12-31
Comstock Holding Companies, Inc.
filed 2014-03-31
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant 8,232,162 shares based on the last reported sale price of the registrant’s common equity on the Nasdaq Global Market (“NASDAQ”) on June 28, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $22,803,089. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 31, 2014, there were outstanding 18,629,638 shares of the registrant’s Class A common stock, par value $0.01 per share, and 2,733,500 shares of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOLDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

PART I

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K include forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “likely,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties including certain risks described in this Annual Report on Form 10-K. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this Annual Report on Form 10-K. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: general economic and market conditions, including interest rate levels; our ability to service our debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis and our continuing relationships with affiliates.

Many of these factors are beyond our control. For a discussion of factors that could cause actual results to differ, please see the discussion in this Annual Report on Form 10-K under the heading “Risk Factors” in Item 1A.

Item 1. Business

The following business description should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation is a multi-faceted real estate development and services focused in the Washington, D.C. metropolitan area. We have substantial experience with building a diverse range of products including multi-family, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. References in this Form 10-K to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Available Information

We make available, as soon as reasonably practicable, on our website, www.comstockhomes.com, all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports can be found on the “Investor Relations” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. In addition to our SEC filings, our corporate governance documents, including our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and Code of Conduct applicable to all employees and directors are available on the “Investor Relations” page of our website under “Corporate Governance.”

Our principal executive offices are located at 1886 Metro Center Drive, 4th Floor, Reston, Virginia 22180 and our telephone number is (703) 883-1700. Information on or linked to our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

Our Operating Market

We are exclusively focused on the Washington, D.C. market (Washington D.C. and the Northern Virginia and Maryland suburbs of Washington D.C.), which is the seventh largest metropolitan statistical area in the United States. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We build homes and multi-family buildings in suburban communities, where we focus on low density products such as single family detached homes, townhomes and mid-rise multi-family buildings, and in urban areas, where we focus on high density multi-family and mixed use products. For our homebuilding operations, we develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Our homebuilding products are designed to attract first-time, early move-up and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market.

Our multi-family buildings are developed as rental properties to be held and operated for our own purposes, converted at some point to for-sale condominium units or sold on a merchant build basis. When developing rental communities, we design our products to be readily convertible to condominiums. Our multi-family communities primarily target two groups: (i) young first time tenants and (ii) renters by choice.

We believe that our significant experience over the past 28 years within the Washington D.C. market provides us the experience necessary to identify attractive opportunities in our core market. We believe that our focus in the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, should provide us with an opportunity to generate attractive returns on investment and for growth.

Financial information for each of our reportable business segments is included in Note 2 to our consolidated financial statements.

Our Business Strategy

Our business strategy is designed to leverage our extensive capabilities and market knowledge to maximize returns on invested capital on our various real estate related activities. We execute our strategy through three related business segments:

•	Homebuilding – We target new home building opportunities where our building experience and ability to manage highly complex entitlement, development and related issues provides us with a competitive advantage.

•	Multi-family – We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale to institutional buyers when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future.

•	Real Estate Services – Our management team has significant experience in all aspects of real estate management, including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies, financing and general construction. We are able to provide a wide range of construction management, general contracting and real estate related services to other property owners. This business line not only allows us to generate positive fee income from our highly qualified personnel but also serves as a potential catalyst for joint venture and acquisition opportunities.

These business units work in concert to leverage the collective skill sets of our organization. The talent and experience of our personnel allows workflow flexibility and a multitasking approach to managing various projects. In a capital constrained environment, we use creative problem solving and financing approaches by working closely with banks, borrowers and other parties in an effort to generate value for all constituents. We believe that our business network in the Washington, D.C. real estate market provides us a competitive advantage in sourcing and executing investment opportunities.

Our land acquisition strategy is designed to maximize potential overall returns generated by homebuilding operations. We pursue land acquisition opportunities that generally fit into three categories:

•	Finished building lots – Whenever practical, we purchase fully developed building lots from sellers that secure necessary entitlements and permits and complete the land development process. This enables us to minimize the amount of land we hold in inventory and to time our acquisition of such lots with the sales of homes to be built on such lots, thereby reducing the hold time and carry costs associated with holding the lots.

•	Entitled building lots – We purchase certain development sites after the land seller has secured substantially all entitlements, allowing for prompt development of the land into building lots. This affords us the opportunity to secure building lots in locations where finished building lots are not readily available, or where the price of obtaining finished lots are determined to be unaffordable.

•	Land options – We contract to purchase certain development sites in advance of entitlements being secured. This affords us the opportunity to design the layout of the building lots to fit our home products, while the land continues to be held by the land seller and minimizes our costs associated with carrying such land in our inventory while development permits are secured.

With respect to our homebuilding operations, we seek to minimize risk associated with fluctuating market conditions by primarily building pre-sold units and limiting the number of “spec units” (units that are not pre-sold) held in inventory. In each new community that we develop, we build model homes to demonstrate our products and to house our on-site sales operations. When practical, we execute sale-leaseback transactions on model homes. We limit building spec units in locations where there is a demand for immediate delivery homes or where a significant number of the units in a multi-family building (such as townhouses or condominiums) have been pre-sold. We believe that by limiting the number of model homes and spec units held in inventory, we reduce our exposure to cyclical fluctuations in market values and minimize costs associated with holding inventory, such as debt service.

Our Operations

We believe that we are properly staffed for current market conditions and that we have the ability to manage growth as market conditions warrant. Our operations are focused mainly in the Washington, D.C. market, where we believe our 28 years of market experience provides us the best opportunity to enhance stockholder value.

Our Communities

We are currently operating, or developing in multiple counties throughout the Washington, D.C. Market. The following table summarizes certain information for our owned or controlled communities as of December 31, 2013:

	As of December 31, 2013
			Estimated					Average New
		Product	Units at	Units		Lots Owned	Lots under Option	Order Revenue
Project	State	Type (2)	Completion	Settled	Backlog (3)	Unsold	Agreement Unsold	Per Unit to Date
City Homes at the Hampshires (1)	DC	SF	38	20	2	16	—	$733
Townes at the Hampshires (1)	DC	TH	73	13	5	55	—	$541
Villas at Eastgate (1)	VA	Condo	66	53	4	9	—	$387
Single Family Homes at Falls Grove (1)	VA	SF	19	—	—	19	—	$—
Townes at Falls Grove (1)	VA	TH	110	—	11	99	—	$292
Townes at Shady Grove Metro (1)	MD	TH/SF	39	—	6	33	—	$590
Momentum | Shady Grove (1)	MD	Condo	117	—	—	117	—	$—
Emerald Farm (4)	MD	SF	84	78	—	6	—	$452
Townes at Maxwell Square (1)	MD	TH	45	—	—	45	—	$—
Townes at Hallcrest (1)	VA	TH	42	—	—	42	—	$—
The Oaks of Highlands(5)	VA	SF	24	—	—	24	—	$—
Total			657	164	28	465	—	468

(1)	Community in development and/or construction with units available for sale.
(2)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium and “MF” means multi-family.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	Developed and planned for construction activities in 2014.
(5)	Development and construction activities planned for 2014.

Northern Virginia Market

The Eclipse on Center Park was a 465-unit, high-rise condominium complex in Arlington, Virginia, just minutes from downtown Washington D.C., the Pentagon and Reagan National Airport. The project was an upscale, urban-style, mixed-use complex with residential condominiums above an 83,000 square foot retail center, which included a Harris Teeter grocery store and other convenience-oriented retailers. The Company had 19 units remaining in its inventory at December 31, 2012. We exited the Eclipse project in May 2013 after settling all remaining units.

Penderbrook Square was a 424-unit rental multi-family complex in the Fair Oaks area of Fairfax County, Virginia that we purchased as a condominium conversion project. We acquired the property in 2005 and made significant improvements to common areas, building exteriors, and heating and air-conditioning systems within the units. We completed the conversion and sale of a majority of the units in fiscal year 2012 with two units remaining in our inventory at December 31, 2012. The Company exited this project in January 2013 with the settlement of the two remaining units.

Single Family Homes at Falls Grove and Townes at Falls Grove projects are located in northern Prince William County near Centreville, Virginia. The properties will be developed as 19 single family homes and 110 townhouses with prices expected to be starting from the $200’s for the townhomes and the $400’s for the single-family homes. Sales began in July 2013. At December 31, 2013, there were 11 units in backlog.

Villas at Eastgate is located in Loudoun County near Chantilly, Virginia. The project consists of 66 single-level condominiums in a cluster of two-level buildings, situated within the 400-unit Eastgate master-planned community. Construction started in December 2012 and settlements began in March 2013. During fiscal year 2013, we settled 53 units and 4 units were in backlog at December 31, 2013.

Townes at Hallcrest is a new community located in Sterling, Virginia. The property will be developed as 42 townhomes with prices expected to be starting from the $400’s. The Company acquired the subject land in September 2013 and land development is expected to commence in spring 2014. Homes sales are anticipated to begin in spring of 2014, with first delivery expected in mid- 2014.

The Oaks of Highlands is a new community located in Stafford, Virginia. The property was acquired as finished lots and we will construct 24 single family homes on the site. The Company acquired the subject land on December 27, 2013. Construction and sales activities are anticipated to begin in mid-2014.

Maryland

Emerald Farm consists of 6 finished single-family lots that we own in a large development of single-family homes in Frederick, Maryland conveniently located near major transportation routes. It is our intention to begin marketing and sales activities on this property in 2014.

Townes at Shady Grove Metro and Momentum | Shady Grove projects are new residential projects in Rockville, Maryland, adjacent to the Shady Grove metro rail station, the terminus of the red line of the Washington metro. The projects will be developed as 3 single family homes, 36 upscale townhomes and 117 luxury condominium units. Development began in June 2013 and the sales center opened in July 2013. We had 6 townhouse units in backlog at December 31, 2013 with settlements anticipated to begin in mid- 2014.

Townes at Maxwell Square is located in downtown Frederick, Maryland. The property was acquired as finished building lots where we will construct 45 townhomes with prices expected to be starting from mid-$300’s. Development and construction is expected to begin in the spring of 2014, with sales anticipated to begin concurrently.

District of Columbia

City of Homes at the Hampshires and Townes at the Hampshires are located in the Northeast quadrant of Washington, D.C. The property has been developed as 111 building lots where we are currently constructing residential units, consisting of 38 single-family homes and 73 townhomes. The Hampshires is located proximate to two metro rail stations just inside the Washington, D.C. – Maryland border. Construction on the single-family units began in August 2012, with the first settlements occurring in March 2013. Construction on the townhomes began in April 2013. We settled 20 single family homes and 13 townhouses during fiscal year 2013 and had 2 single family homes and 5 townhouse units in backlog at December 31, 2013.

Land/Lot Acquisition and Inventory Management

As discussed in ‘Our Business Strategy’ section above, we acquire land after we have completed due diligence and generally after we have obtained the rights (known as entitlements) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction.

We also enter into land/lot option contracts, in which we obtain the right, but generally not the obligation, to buy land or lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned development. Our option contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited with land and lot sellers and any pre-acquisition due diligence costs we incur. This enables us to control land and lot positions with limited capital investment, in order to substantially reduce the risks associated with land ownership and development.

We directly acquire almost all of our land and lot positions. We are a party to a number of joint ventures, all of which are consolidated in our financial statements.

We attempt to mitigate our exposure to real estate inventory risks by:

•	Managing our supply of land/lots controlled (owned and optioned) based on anticipated future home closing levels;

•	Monitoring market and demographic trends, housing preferences and related economic developments, based on the quality of schools, new job opportunities and local growth initiatives;

•	Utilizing land/lot option contracts, where possible;

•	Seeking to acquire developed lots which are substantially ready for home construction, where possible;

•	Limiting the size of acquired land parcels to smaller tracts, where possible, and controlling our investments in land acquisition, land development and housing inventory to match the expected housing demand;

•	Generally commencing construction of custom features or optional upgrades on homes under contract only after the buyer’s receipt of mortgage approval and receipt of satisfactory deposits from the buyer; and

•	Monitoring and managing the number of speculative homes (homes under construction without an executed sales contract) built in each community.

Land Development and Home Construction

Substantially all of our land development and home construction work is performed by subcontractors. Subcontractors typically are selected after a competitive bidding process and retained for a specific community pursuant to a contract that obligates the subcontractor to complete the scope of work at an agreed-upon price. Agreements with the subcontractors and suppliers generally are negotiated for each community. We compete with other homebuilders for qualified subcontractors, raw materials and lots in the markets where we operate. We employ land development supervisors and construction superintendents to monitor land development and home construction activities, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost control and monitor compliance with zoning and building codes. In addition, our construction superintendents play a significant role in working with our homebuyers by assisting with option selection and home modification decisions, educating buyers on the construction process and instructing buyers on post-closing home maintenance.

Our home designs are selected or prepared in each of our communities to appeal to the tastes and preferences of local homebuyers. We also offer optional interior and exterior features to allow homebuyers to enhance the basic home design and to allow us to generate additional revenues from each home sold. Construction time for our homes depends on the weather, availability of labor, materials and supplies, size of the home, and other factors. We typically complete construction of a home within three to six months.

We typically do not maintain significant inventories of land development or home construction materials, except for work in progress materials for homes under construction. Generally, the construction materials used in our operations are readily available from numerous sources. As housing demand, land development and home construction activity increased in fiscal years 2012 and 2013, we experienced some temporary shortages, delays of materials and labor in our operating market, none of which have materially affected our consolidated operating results.

Marketing and Sales

We market and sell our homes primarily through commissioned employees. A significant number of our home closings also involve an independent real estate broker representing the buyer. We typically conduct home sales from sales offices and/or furnished model homes in each community. Our sales personnel assist prospective homebuyers by providing floor plans and price information, demonstrating the features and layouts of model homes and assisting with the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans. As market conditions warrant, to be competitive, we may provide potential homebuyers with one or more of a variety of incentives, including closing cost assistance, discounts and free upgrades.

We market our homes and communities to prospective homebuyers and real estate brokers through electronic media, including email, social networking sites and our company website, as well as brochures, flyers, newsletters and promotional events. We also use billboards, radio, magazine and newspaper advertising as necessary. We attempt to position our communities in locations that are desirable to potential homebuyers and convenient to or visible from local traffic patterns, which helps to reduce advertising costs. Model homes play a substantial role in our marketing efforts, and we expend significant effort and resources to create an attractive atmosphere in our model homes.

We manage inventory to build a limited number of speculative homes in our communities. Speculative homes enhance our marketing and sales efforts to prospective homebuyers who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a home within a short time frame. We determine our speculative homes strategy based on local market factors, such as new job growth, the number of job relocations, housing demand and supply (including new homes), seasonality, current sales contract cancellation trends and our past experience in the local markets. We maintain a low level of speculative home inventory in each community based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis as conditions warrant. Speculative homes help to provide us with opportunities to compete effectively with existing homes available in the market and improve our profits and returns on our inventory of owned lots.

Quality Control

We provide our single-family and townhouse home buyers with a one-year limited warranty covering workmanship and materials. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that all home buyers agree to the definitions and procedures set forth in the warranty. Typically, we provide our condominium home buyers with a two-year limited warranty, or as required by statute. In addition, we periodically provide structural warranty of longer durations pursuant to applicable statutory requirements. From time to time, we assess the appropriateness of our warranty reserves and adjust accruals as necessary. Based on historical experience and when deemed appropriate by us, we will accrue additional warranty reserves. We require our general contractors and sub-contractors to warrant the work they perform and they are contractually obligated to correct defects in their work that arise during the applicable warranty period. We seek to minimize our risk associated with warranty repairs through our quality assurance program and by selecting contractors with good reputations, sufficient resources and adequate insurance. It is typical that there is a gap in the warranty coverage provided by contractors and by home builders, which we have self-insured in the past. It is our experience that the warranty claims which we have self- insured have not been significant in nature but we periodically obtain additional insurance to protect against this unquantifiable risk.

Competition

The real estate development industry is highly competitive. We compete primarily on the basis of price, location, design, quality, service and reputation. We compete with small private builders and large regional or national builders. In addition to competing for home buyers and renters, builders compete for construction financing, raw materials and skilled labor. Additionally, under normal market conditions competition exists within the industry for prime development sites, especially those where developed building lots are available under option lot contracts. We compete with other local, regional and national builders in all of these areas. Many of our competitors have significantly greater financial, sales and marketing and other resources than we have. Some of the national builders against which we compete include Pulte Homes, DR Horton, Toll Brothers, Ryland Homes, NVR, K. Hovnanian and Lennar.

Competition among home builders and multi-family developers is often specific to product types being offered in a particular area. Often we do not find ourselves competing with the large national developers in the urban communities where we develop high-rise and mixed use products. This is primarily because most national builders tend to focus on a narrower range of products than what we offer. We believe this provides us with a distinct advantage in terms of attracting potential home buyers and renters in certain areas. We believe the factors that home buyers consider in deciding whether to purchase or rent from us include the product type, location, value quality, and reputation of the developer. We believe that our projects and product offerings compare favorably on these factors and we continually strive to maintain our reputation of building quality products.

Governmental Regulation and Environmental Matters

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction, density requirements and similar matters. We and our competitors may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states where we operate. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction.

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

Technology and Intellectual Property

We utilize our technology infrastructure to facilitate marketing of our projects as well. Through our web site, www.comstockhomes.com, our customers and prospective customers receive automatic electronic communications from us on a regular basis. Our corporate marketing directors work with in-house marketing and technology specialists to develop advertising and public relations programs for each project that leverage our technology capabilities. During 2013, we continued to increase our utilization of media and internet based marketing platforms in lieu of print advertisements. We believe that the home buying population will continue to increase its reliance on information available on the internet to help guide their home buying decision. Accordingly, through our marketing efforts, we will continue to seek to leverage this trend in an effort to lower per sale marketing costs while maximizing potential sales.

Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed his ownership interest in the “Comstock” brand and trademark to us in perpetuity and free of charge. We routinely take steps, and occasionally take legal action, to protect it against infringement from third parties. Mr. Clemente has retained the right to continue to use the “Comstock” brand and trademark including for real estate development projects in our current or future markets that are unrelated to the Company but excluding products developed as for sale homes.

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of our fiscal year. The seasonal activity increases our working capital requirements for our homebuilding operations during the third and fourth quarters of our fiscal year. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

Employees

At December 31, 2013, we had 47 full-time and 3 part time employees. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers of the Registrant

Our executive officers and other management employees and their respective ages and positions as of December 31, 2013 are as follows:

Name	Age	Current Position
Christopher Clemente	54	Chairman and Chief Executive Officer
Gregory V. Benson	59	President, Chief Operating Officer
Joseph M. Squeri	48	Chief Financial Officer
Jubal R. Thompson	44	General Counsel and Secretary

Christopher Clemente founded Comstock in 1985 and has been a director since May 2004. Since 1992, Mr. Clemente has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 28 years of experience in all aspects of real estate development and home building, and more than 30 years of experience as an entrepreneur.

Gregory V. Benson joined us in 1991 as President and Chief Operating Officer and has been a member of our board of directors since May 2004. Mr. Benson has over 30 years of home building experience including over 14 years at national home builders, including NVHomes, Ryan Homes and Centex Homes.

Joseph M. Squeri has served as our Chief Financial Officer since August 2010. Mr. Squeri has more than a decade of public company leadership experience in corporate finance, strategic planning, accounting and operations. From October 2008 to August 2010, Mr. Squeri served as an independent financial and business consultant to privately held companies. From January 2008 to September 2008, Mr. Squeri served as the Executive Vice President-Chief Financial Officer and Treasurer of the Federal Realty Investment Trust (NYSE: FRT) with responsibility for capital markets, financial reporting and investor relations functions. From 1997 through 2007, Mr. Squeri served in a variety of positions at Choice Hotels International (NYSE: CHH), including Chief Financial Officer starting in 1999, and then more significant operating roles culminating with his position as President and Chief Operating Officer, Mr. Squeri is a certified public accountant.

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

Our operations require significant capital and our continuing operations and future growth depends on the availability of construction, acquisition, and development loans and project level capital raises which may not to be available at the time it is needed or at favorable terms.

The real estate development industry is capital intensive and requires significant expenditures for operations, land purchases, land development and construction as well as potential acquisitions of other homebuilders or developers. In order to maintain our operations, we will need to obtain additional financing. These funds can be generated through public or private debt or equity financings, operating cash flow, additional bank borrowings or from strategic alliances or joint ventures. In light of the current economic climate we may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. We have historically utilized construction, acquisition and development loans with respect to our projects. These credit facilities tend to be project-oriented and generally have variable rates and require significant management time to administer. Further, this type of financing is typically characterized by short-term loans, which are subject to call. The availability of borrowed funds, especially for land acquisition and construction financing, has been greatly reduced, and lenders may require us to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. Furthermore, if financial institutions discontinue providing these facilities to us, we would lose our primary source of financing our operations or the cost of retaining or replacing these credit facilities could increase dramatically. If we do not have access to additional capital or funds to continue our operations or grow our business, we may be required to delay, scale back or abandon some or all of our operating strategies or reduce capital expenditures and the size of our operations. As a result, such an inability to access additional capital would likely cause us to experience a material adverse effect on our business, results of operations and financial condition.

Our ability to sell homes and, accordingly, our results of operations, will be affected by the availability of mortgage financing to potential home buyers.

Most home buyers finance their purchase of a new home through third-party mortgage financing. As a result, residential real estate demand is adversely affected by increases in interest rates and decreases in the availability of consumer mortgage financing. Increased monthly mortgage costs and the unavailability of financing to potential home buyers have depressed the market for new homes. For instance, recent initiatives to tighten underwriting standards have made mortgage financing more difficult to obtain for some of our entry-level home buyers, which has led to decreased demand from these buyers. Even if potential home buyers do not experience difficulty securing mortgage financing for their purchases of new homes, increases in interest rates and decreased mortgage availability or significant alterations to mortgage product types could make it harder for them to sell their existing homes. This could continue to adversely affect our operating results and financial condition.

Fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, or at all, which could adversely affect our revenues, earnings and cash flows.

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

During 2013 and 2012, we evaluated all of our projects, to the extent of the existence of any impairment indicators requiring evaluation to determine if recorded carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale. This evaluation resulted in an aggregate 2012 impairment charge of $2.4 million. Impairment charges are recorded as a reduction in our capitalized costs. During 2013, due to a revision in our previous disposition strategy, we reversed a previously recorded impairment charge of $0.7 million. Additionally, during 2013, we wrote-off $1.1 million in due diligence and entitlement pursuit costs related to the BLVD Newell project, which was controlled under a land purchase option contract. The write-off occurred in December 2013 due to the Company’s unsuccessful attempt to obtain entitlement approvals. See real estate inventories Note 4 in the accompanying consolidated financial statements.

Our ability to use our Net Operating Losses (“NOLs”) and, in certain circumstances, future built-in losses and depreciation deductions can be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

We currently have approximately $118.5 million in federal and state NOLs with a potential value of up to approximately $46 million in tax savings. These deferred tax assets are currently fully reserved. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2013, the cumulative shift in the Company’s stock would not cause an inability to utilize any of our NOL asset.

The Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected if there is an “ownership change” as defined under Internal Revenue Code Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Internal Revenue Code Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, Comstock adopted a Internal Revenue Code Section 382 stockholder rights plan (the “Rights Plan”). The Rights Plan was adopted to reduce the likelihood of such an unintended “ownership change” and thus assist in preserving the value of these tax benefits. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years. This plan was submitted to a vote of the Company’s stockholders on June 17, 2011, and the plan was approved at that meeting.

Home prices and sales activities in the Washington, D.C. market have a large impact on our results of operations because we conduct exclusively all of our business in this market.

We currently develop and sell homes exclusively in the Washington, D.C. market; consequently home prices and sales activities in the Washington, D.C. geographic market have a large impact on our results of operations. Although demand in this area historically has been strong, the historical slowdown in residential real estate demand and reduced availability of consumer mortgage financing have reduced the likelihood of consumers seeking to purchase new homes. As a result of the foregoing and general economic conditions, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our homes or our offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. Our limited geographic diversity means that adverse general economic, weather or other conditions in this market could adversely affect our results of operations and cash flows or our ability to grow our business.

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

We are subject to extensive and complex laws and regulations that affect the land development and home building processes, including laws and regulations related to zoning, permitted land uses, levels of density (number of dwelling units per acre), building design, access to water and other utilities, water and waste disposal and use of open spaces. In addition, we and our subcontractors are subject to laws and regulations relating to worker health and safety. We are also subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of our markets, we are required to pay environmental impact fees, use energy saving construction materials and give commitments to provide certain infrastructure such as roads and sewage systems. We are also subject to real estate taxes and other local government fees on real estate purchases. We must also obtain permits and approvals from local authorities to complete residential development or home construction. The laws and regulations under which we and our subcontractors operate, and our and their obligations to comply with them, may result in delays in construction and development, cause us to incur substantial compliance and other increased costs, and prohibit or severely restrict development and home building activity in certain areas in which we operate. If we are unable to continue to develop communities and build and deliver homes as a result of these restrictions or if our compliance costs increase substantially, our revenues, earnings and cash flows may be reduced.

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

Limitations on, or reduction or elimination of, tax benefits associated with owning a home could have an adverse effect on the demand for our home products.

Current tax laws generally permit significant expenses associated with owning a home, to be deducted for the purpose of calculating an individual’s federal, and in many cases, state, taxable income, primarily including mortgage interest expenses and real estate taxes. Proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. If such proposals were enacted without offsetting provisions, the after-tax cost of owning a home would increase for many of our potential customers and therefore, may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.

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

Our homes also compete with sales of existing homes and condominiums, foreclosure sales of existing homes and condominiums and available rental housing. A continued oversupply of competitively priced resale, foreclosure or rental homes in our markets could adversely affect our ability to sell homes profitably.

Increases in our cancellation rate could have a negative impact on our home sales revenue and homebuilding margins.

The cancellation rate of buyers who contracted to buy a home from us but did not close escrow (as a percentage of overall orders) was approximately 14% and 13% during the years ended December 31, 2013 and 2012, respectively. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions including unemployment. Upon a home order cancellation, the homebuyer’s escrow deposit is returned to the homebuyer (other than certain miscellaneous deposits, which we retain). An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

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

We have been involved in and continue to pursue the construction and development of mixed-use and high-rise residential projects. Our experience is largely based on smaller wood-framed structures that are less complex than high-rise construction or the development of mixed-use projects. A mixed-use project is one that integrates residential and non-residential uses in the same structure or in close proximity to each other, on the same land. As we continue to expand into these new product types, we expect to encounter operating, marketing, customer service, warranty and management challenges with which we have less familiarity. We had previously expanded our management team to include individuals with significant experience in this type of real estate development but then were forced to furlough some of them as we downsized our operation. If we are unable to successfully manage the challenges of this portion of our business, we may incur additional costs and our results of operations and cash flows could be adversely affected.

If we experience shortages of labor or supplies or other circumstances beyond our control, there could be delays or increased costs associated with developing our projects, which would adversely affect our operating results and cash flows.

We, from time to time, may be affected by circumstances beyond our control, including:

•	work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers;

•	lack of availability of adequate utility infrastructure and services;

•	increases in transportation costs for delivery of materials;

•	our need to rely on local subcontractors who may not be adequately capitalized or insured; and

•	shortages or fluctuations in prices of building materials.

These difficulties have caused and likely will cause unexpected construction delays and short-term increases in construction costs. In an attempt to protect the margins on our projects, we often purchase certain building materials with commitments that lock in the prices of these materials for 90 to 120 days or more. However, once the supply of building materials subject to these commitments is exhausted, we are again subject to market fluctuations and shortages. We may not be able to recover unexpected increases in construction or materials costs by raising our home prices because, typically, the price of each home is established at the time a customer executes a home sale contract. Furthermore, sustained increases in construction and material costs may, over time, erode our profit margins and may adversely affect our results of operations and cash flows.

We depend on the availability and skill of subcontractors and their willingness to work with us.

Substantially all of our land development and construction work is done by subcontractors with us acting as the general contractor or by subcontractors working for a general contractor we select for a particular project. Accordingly, the timing and quality of our land development and construction depends on the availability and skill of those subcontractors. We do not have long-term contractual commitments with subcontractors or suppliers. Although we believe that our relationships with our suppliers and subcontractors are good, we cannot assure that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. The inability to contract with skilled subcontractors or general contractors at reasonable costs on a timely basis could limit our ability to build and deliver homes and could erode our profit margins and adversely affect our results of operations and cash flows.

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

We provide service warranties on our homes for a period of one year or more post closing and provide warranties on occasion as required by applicable statutes for extended periods. We self-insure our warranties from time to time and reserve an amount we believe will be sufficient to satisfy any warranty claims on homes we sell and periodically purchase insurance related coverage to cover the costs associated with potential claims. Additionally, we also attempt to pass much of the risk associated with potential defects in materials and workmanship on to the subcontractors performing the work and the suppliers and manufacturers of the materials and their insurance carriers. In such cases, we still may incur unanticipated costs if a subcontractor, supplier, manufacturer or its insurance carrier fails to honor its obligations regarding the work or materials it supplies to our projects. If the amount of actual claims materially exceeds our aggregate warranty reserves, any available insurance coverage and/or the amounts we can recover from our subcontractors and suppliers, our operating results and cash flows would be adversely affected.

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

Our Eclipse project was part of a larger development located at Potomac Yard in Northern Virginia. Potomac Yard was formerly part of a railroad switching yard contaminated as a result of rail-related activities. Remediation of the property was conducted under supervision of the U.S. Environmental Protection Agency, or EPA, in coordination with state and local authorities. In 1998, federal, state and local government agencies authorized redevelopment of the property. Our development at the project was consistent with those authorizations. Although concentrations of contaminants remain on the property under the EPA-approved remediation work plan, the EPA has determined that they do not present an unacceptable risk to human health or the environment. However, the EPA’s determination does not preclude private lawsuits and it is possible that we could incur costs to defend against any claims that may be brought in the future relating to any such contaminants.

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

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism, may cause disruption to the entire U.S. economy, or the Washington, D.C. metro area, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our revenues, earnings and cash flows.

We do not own the Comstock brand or trademark, but use the brand and trademark pursuant to the terms of a perpetual license granted by Christopher Clemente, our Chief Executive Officer and Chairman of the Board.

Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed his ownership interest in the “Comstock” brand and trademark to us in perpetuity and free of charge. We routinely take steps, and occasionally take legal action, to protect it against infringement from third parties. Mr. Clemente has retained the right to continue to use the “Comstock” brand and trademark individually and through his affiliates, with respect to real estate development projects in our current or future markets that are unrelated to the Company but excluding products developed as new homes for sale. We will be unable to control the quality of projects undertaken by Mr. Clemente or others using the “Comstock” brand and trademark and therefore will be unable to prevent any damage to its goodwill that may occur. Consequently, we are at risk that our brand could be damaged which could have a material adverse effect on our business, operations and cash flows.

Risks Related to our Common Stock and Level of Indebtedness

Our level of indebtedness may harm our financial condition and results of operations.

Our level of indebtedness will impact our future operations in many important ways, including, without limitation, by:

•	Requiring a portion of our cash flows from operations to be dedicated to the payment of any interest or amortization required with respect to outstanding indebtedness;

•	Increasing our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•	Limiting our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes.

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

Our stock price has been volatile and we expect that it will continue to be volatile.

Our stock price has been volatile, and we expect it will continue to be volatile. For example during the year ended December 31, 2013, the closing price of our common stock ranged from a high of $3.65 to a low of $0.48. The volatility of our stock price can be due to many factors including:

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

Investors in our Class A common stock may not be able to resell their shares of Class A common stock following periods of volatility because of the market’s adverse reaction to the volatility of the stock price. Our Class A common stock may not trade at the same levels as the stock of other homebuilders, and the market in general may not sustain its current prices.

Investors in our Class A common stock may experience dilution with the future issuance of stock, exercise of stock options and warrants, the grant of restricted stock and issuance of stock in connection with our acquisitions of other companies.

From time to time, we have issued and we will continue to issue stock options or restricted stock grants to employees and non-employee directors pursuant to our equity incentive plan. We expect that these options or restricted stock grants will generally vest commencing one year from the date of grant and continue vesting over a four-year period. Investors may experience dilution as the options vest and are exercised by their holders and the restrictions lapse on the restricted stock grants. In addition, we may issue stock to raise capital to fund our growth initiatives, in connection with acquisitions of other companies, or warrants in connection with the settlement of obligations and or indebtedness with vendors and suppliers, which may result in investors experiencing dilution.

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

Messrs. Clemente and Benson own 100% of our outstanding Class B common stock, which, together with their shares of Class A common stock, represent approximately 77% of the combined voting power of all classes of our voting stock as of December 31, 2013. As a result, Messrs. Clemente and Benson, acting together, have control over us, the election of our board of directors and our management and policies. Messrs. Clemente and Benson, acting together, also have control over all matters requiring stockholder approval, including the amendment of certain provisions of our amended and restated certificate of incorporation and bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

The limited voting rights of our Class A common stock could limit its attractiveness to investors and its liquidity and, as a result, its market value.

The holders of our Class A common stock and Class B common stock generally have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to 15 votes per share on all matters to be voted on by stockholders. The difference in the voting rights of the Class A common stock and Class B common stock could diminish the value of the Class A common stock to the extent that investors or any potential future purchasers of our Class A common stock ascribe value to the superior voting rights of the Class B common stock.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that have the effect of delaying, deferring or preventing a change in control that stockholders could consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

•	a prohibition of stockholders taking action by written consent; and

•	advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

Our issuance of shares of preferred stock could delay or prevent a change of control of us.

Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 20,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders, even where stockholders are offered a premium for their shares. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of Class A common stock, including the loss of voting control. We have no preferred stock currently outstanding nor do we have any present plans to issue any shares of preferred stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On December 31, 2009, the Company, through an affiliate, Comstock Property Management, L.C., entered into a three-year lease for approximately 7,620 square feet of office space for its corporate headquarters at 1886 Metro Center Drive, Reston, Virginia from Comstock Asset Management, L.C., an affiliate wholly-owned by our Chief Executive Officer. On September 19, 2012, the Company amended the lease to add an additional 2,436 square feet of office space, or a total of 10,056 square feet, for its corporate headquarters, with an effective date of July 1, 2012. Concurrent with the amendment, the Company agreed to extend the term of the lease for five-years from the effective date of the amendment. This property is suitable and adequate to meet our current needs. See related party transactions in Note 10 in the accompanying consolidated financial statements.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Class A common stock is traded on NASDAQ under the symbol “CHCI”. The following table sets forth the high and low sale prices of our Class A common stock, as reported on NASDAQ, for the periods indicated:

Fiscal Year Ended 2012	High	Low
First quarter	$2.03	$1.08
Second quarter	$1.82	$1.13
Third quarter	$1.53	$1.10
Fourth quarter	$1.59	$1.15

Fiscal Year Ended 2013	High	Low
First quarter	$1.96	$0.48
Second quarter	$3.65	$1.65
Third quarter	$2.92	$1.74
Fourth quarter	$2.24	$1.62

Holders

As of December 31, 2013, there were approximately 36 record holders of our Class A common stock. As of December 31, 2013, there were two holders of our Class B common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

The descriptions of the offerings related to Comstock Investors VII, L.C. and Comstock Investors VIII, L.C. in Notes 3 and 9 in the accompanying consolidated financial statements are hereby incorporated by reference. The membership interests and the warrants were offered and sold to Purchasers in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and the certificates representing the securities shall bear legends to that effect. The membership interests, the warrants and the shares of our Class A Common Stock issuable upon the exercise of the warrants have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Issuer Purchases of Equity Securities

Our board of directors has previously authorized the repurchase of up to 1.0 million shares of our Class A common stock in one or more open market or privately negotiated transactions. During the 12 months period ended December 31, 2013, we did not repurchase any of our outstanding Class A common stock. As of December 31, 2013, 0.6 million shares of our Class A common stock authorized for repurchase remain available for repurchase; however, we have no immediate plans to repurchase stock under this authorization.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Notes Regarding Forward-looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the headings “Risk Factors” and “Cautionary Notes Regarding Forward-looking Statements.”

Overview

The underlying trends in U.S. housing point toward an ongoing multi-year recovery supported by favorable demographics, an improving economy, mortgage interest rates near historic lows, and limited supplies of new and existing home inventories. Our results in 2013 showed significant improvement in the majority of our key operating metrics compared to 2012, driven by the introduction of new home inventory and development activities, as compared to the fully developed, available for sale legacy inventories settled in 2012. Sales trends in the first six months of 2013 were stronger than the last six months of the year. During the first half of 2013, the homebuilding market experienced favorable sales and pricing trends compared to 2012, driven by historically low mortgage interest rates and rising costs in the rental market which contributed to higher levels of housing affordability in the Washington, D.C. market. Sales trends in the second half of 2013 were strong compared to 2012, though negatively impacted by increasing mortgage interest rates, higher home prices and buyer uncertainty. The housing market also continues to face challenges from tight mortgage underwriting standards. While we have benefited from generally improved market conditions, we continue to face gross margin pressure due to increasing land acquisition, land development and home construction costs.

Home closings, revenues, average selling price, gross margin, overhead leverage, and net income from continuing operations all improved in 2013 compared to 2012. Our settlements for the year ended December 31, 2013 totaled 107 units, compared to 45 units in 2012, which represents an increase of 138%. Our consolidated homebuilding revenues for the year ended December 31, 2013 totaled $53.8 million, an increase of 363% from $11.6 million in 2012. Our net new orders increased by 147% in 2013 compared to 2012. An increase in the number of active communities with units available for sale contributed to the increase in net new orders as compared to 2012. The higher active community count resulted from our more disciplined land investment strategy and capital raising initiatives. We intend to continue to calibrate sales pace in each community to improve our gross margins and maximize returns on invested capital. We expect that this approach will continue to result in an expansion in our net new order volume in 2014, as compared to 2013. While we believe higher mortgage interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed in the long-term by other factors driving increased sales volume as overall new home sales in the Washington, D.C. market remain low compared with historical levels.

The significant improvements reported for 2013, coupled with our successful capital raising initiatives, allowed us to continue to enhance our financial position. Unrestricted cash at December 31, 2013 totaled $11.9 million, an increase of $8.4 million from $3.5 million at December 31, 2012. Our improved financial position provided us additional flexibility to increase our pipeline and reduce our secured loan-to-inventory ratio to 57% at December 31, 2013, as compared to 70% at December 31, 2012.

In the short-term, we will continue to focus on maximizing our operating margins to enhance our balance sheet, despite the possibility of rising house cost pressures from increasing material prices and labor shortages, by using our existing land assets more effectively, allocating capital more effectively, and aggressively controlling unsold “spec” inventory. We believe we have positioned ourselves to deliver improved long-term returns. In planning for the longer term, we continue to maintain confidence that we are likely in the early stages of a broad, sustainable recovery in the U.S. new home market. While the U.S. macroeconomic environment continues to face challenges, we are continuing to pursue strategic land positions that meet our underwriting requirements in well-positioned locations and believe that sustained execution of our strategy will allow us to continue to improve our financial position and improve our returns on invested capital over the housing cycle.

Recent Developments

Comstock Maxwell Square, L.C.

On September 30, 2013, the Company, through its subsidiary Comstock Maxwell Square, L.C. the borrower, closed on its forty-five unit townhome condominium project located in downtown Frederick, Maryland (the “Townes at Maxwell Square”). In connection with the closing of the Townes at Maxwell Square, the borrower entered into a loan agreement and related documents with EagleBank pursuant to which the borrower secured (i) a $2.1 million acquisition and development loan, (ii) a $3.4 million revolving construction loan and (iii) a $51 letter of credit facility (collectively, the “Eagle Maxwell Loans”) to finance the development of the Townes at Maxwell Square. The Eagle Maxwell Loans provide for a variable interest rate of LIBOR plus 3%, subject to a minimum floor of 4.75%. The Eagle Maxwell Loans have a maturity date of 24 months, subject to meeting a minimum sales and settlement schedule on a quarterly basis. There is no prepayment penalty associated with the Eagle Maxwell Loans, which are secured by a first deed of trust on the Townes at Maxwell Square and fully guaranteed by the Company.

Comstock Investors VIII, L.C.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”), a subsidiary of the Company, entered into subscription agreements with certain accredited investors (the “Comstock VIII Class B Members”), pursuant to which the Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). In connection with the Comstock VIII Private Placement, the Company issued 102 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, who participated in the Comstock VIII Private Placement, having an aggregate fair value of $132. The Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s Chief Operating Officer and the Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Comstock VIII Private Placement provides capital related to the current and planned construction of the following projects: The Townes at HallCrest in Sterling, Virginia, consisting of 42 townhomes and the Townes at Maxwell Square in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement are to be utilized (A) to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and (C) for general corporate purposes of the Company. No distributions were paid to the Comstock VIII Class B Members in 2013.

Comstock Hall Road, L.C.

On December 30, 2013, the Company, through its subsidiary Comstock Hall Road, L.C., the borrower, entered into a loan agreement and related documents with Cardinal Bank pursuant to which the borrower secured a $3.7 million acquisition and development loan, a $3.5 million revolving construction loan and a $2.0 million letter of credit facility (collectively, the “Hall Cardinal Loan”) to finance the development of the Townes at Hallcrest project located in Loudoun County, Virginia (the “Townes at Hallcrest”). The Hall Cardinal Loan provides for an initial variable interest rate of prime plus 0.5%, subject to an interest rate floor of 4.5%, payable monthly to the extent not offset by a $250 interest reserve initially set aside for the benefit of the borrower. The Hall Cardinal Loan has a maturity date of 24 months, so long as the borrower obtains three sales and settlements within the 12 month period following the closing of the Hall Cardinal Loan. There is no prepayment penalty associated with the Hall Cardinal Loan, which is secured by a first deed of trust on the Townes at Hallcrest. The Loan is fully guaranteed by the Company and by a limited guaranty from Messrs. Christopher Clemente and Gregory Benson, the Chief Executive Officer and Chief Operating Officer of the Company, respectively. Messrs. Clemente and Benson have initially agreed not to charge a credit enhancement fee for the Hall Cardinal Loan as permitted by that certain Credit Enhancement and Indemnification Agreement previously entered into by and among the Company and Messrs. Clemente and Benson.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In January 2013, this guidance was amended by ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which limits the scope of ASU 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our disclosures in the notes to the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain defined exceptions. ASU 2013-11 is intended to end inconsistent practices regarding the presentation of a unrecognized tax benefits when a net operating loss (NOL), a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. We adopted this guidance during fiscal year 2013. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.

In April 2013, the FASB issued ASU 2013-04, “Liabilities”, (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 will be effective for our fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-04 is not expected to have a material effect on our consolidated financial statements.

Other accounting pronouncements issued or effective during the year ended December 31, 2013 are not applicable to us and are not anticipated to have an effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require us to make certain estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to the consolidation of variable interest entities, revenue recognition, impairment of real estate inventories, warranty reserve and our environmental liability exposure. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates.

A summary of significant accounting policies is provided in Note 2 in the accompanying consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that require the most difficult, subjective or complex judgments and estimates.

Real estate inventories

Real estate inventories include land, land development costs, construction and other costs. Real estate held for development and use is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative sales value method. Direct construction costs are assigned to units based on specific identification, when practical, or based upon the relative sales value method. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. Costs incurred to sell real estate are capitalized to the extent they are reasonably expected to be recovered from the sale of the project and are tangible assets or services performed to obtain regulatory approval of sales. Other selling costs are expensed as incurred.

For assets held for development and use, a write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable.

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value including management’s plans for the property. As of December 31, 2012, the Company classified its Eclipse and Penderbrook projects as held for sale and accordingly, carried the projects at fair value less costs to sell as determined by discounted cash flow models, by reference to comparable market transactions, or relevant purchase offers. Discounted cash flow models are dependent upon several subjective factors, including estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. The estimates of sales prices, sales pace and discount rates used by the Company were based on the best information available at the time the estimates were made. The Company did not have any development projects considered to be held for sale at December 31, 2013.

Warranty reserve

Warranty reserves for units settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the typical one-year warranty period provided by the Company or within the two-year statutorily mandated structural warranty period for condominiums. Because the Company typically subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. This reserve is an estimate and actual warranty costs could vary from these estimates.

Revenue recognition

We recognize revenues and related profits or losses from the sale of residential properties and units, finished lots and land sales when closing has occurred, full payment has been received, title and possession of the property has transferred to the buyer and we have no significant continuing involvement in the property. Other revenues include revenue from land sales, rental revenue from leased multi-family units, which is recognized ratably over the terms of the respective leases, and revenue earned from management and administrative support services provided to related parties, which is recognized as the services are provided.

Equity-based compensation

Compensation costs related to our equity-based compensation plans are recognized within our income statement, or capitalized to real estate inventories for awards issued to employees that are involved in production. The costs recognized are based on the grant-date fair value. Compensation costs for share-based grants are recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant).

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Expected volatilities are calculated based on our historical trading activities. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the simplified method which assumes that the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by ASC 718 – Stock Compensation.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Use of estimates

The preparation of the financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized in the valuation of real estate inventories, valuation of deferred tax assets, valuation of equity-based compensation, capitalization of costs, consolidation of variable interest entities and warranty reserves.

Results of Operations

Year ended December 31, 2013 compared to year ended December 31, 2012

Orders, backlog and cancellations

	Twelve Months Ended December 31,
	2013	2012
Gross new orders	147	57
Cancellations	21	6
Net new orders	126	51
Gross new order revenue	$70,283	$18,894
Cancellation revenue	$9,554	$2,465
Net new order revenue	$60,728	$16,429
Average gross new order price	$478	$332
Settlements	107	45
Settlement revenue—homebuilding	$53,806	$11,633
Average settlement price	$503	$259
Backlog units	28	9
Backlog revenue	$12,343	$5,421
Average backlog price	$441	$602

Revenue – homebuilding

The number of units delivered for the year ended December 31, 2013 increased by 62 to 107 as compared to 45 units for the year ended December 31, 2012. Average revenue per unit delivered increased by approximately $244 to $503 for the year ended December 31, 2013 as compared to $259 for the year ended December 31, 2012. Revenue from homebuilding increased by $42.2 million to $53.8 million for the year ended December 31, 2013 as compared to $11.6 million for the year ended December 31, 2012. For the year ended December 31, 2013, the Company settled 107 units (33 units at The Hampshires, 53 units at Eastgate, 2 units at Penderbrook and 19 units at Eclipse), as compared to 45 units (37 units at Penderbrook and 8 units at Eclipse) for the year ended December 31, 2012. In addition, our homebuilding gross margin percentage for the year ended December 31, 2013 increased by 6.0% to 22.7%, as compared to 16.7% for the year ended December 31, 2012. The increase noted in revenue, average sales price and margins was a result of the increase in the number of homes settled, mix of units settled and the Company exiting impaired legacy projects. Excluding the impact of the release of the warranty reserve discussed in Note 2 in the accompanying consolidated financial statements, gross margin percentage was 21.9% for the year ended December 31, 2013.

Revenue – other

Revenue – other decreased approximately $1.9 million to $0.8 million during the year ended December 31, 2013, as compared to $2.7 million for the year ended December 31, 2012. The decrease primarily relates to revenue from rental operations, as the number of rental units at Penderbrook and Eclipse continued to decline until all units were sold in the second quarter of 2013. The completion of several of the general contracting projects in 2012 also contributed to the decline.

We consider revenue to be from homebuilding when there is a structure built or being built on the lot when delivered. Sales of lots occur, and are included in other revenues, when we sell raw land or finished home sites in advance of any home construction.

Cost of sales – homebuilding

Cost of sales – homebuilding for the year ended December 31, 2013 increased by $31.9 million, to $41.6 million as compared to $9.7 million for the year ended December 31, 2012. The number of units settled and mix of homes settled during the year ended December 31, 2013 accounted for the increase in cost of sales.

Cost of sales – other

Cost of sales – other decreased approximately $2.7 million to $0.8 million during the year ended December 31, 2013 as compared to $3.5 million for the year ended December 31, 2012. As a result of the continued absorption and sale of the condominium units at Penderbrook and Eclipse, the decline in the number of units used in rental operations resulted in a significant decrease in cost of sales – other. Additionally, the completion of several general contracting projects in 2012 also contributed to the decline.

Impairment charges and write-offs

We evaluate all of our projects to the extent of the existence of any impairment indicators requiring evaluation to determine if recorded carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale. Based on this evaluation, we recorded an impairment charge of $2.4 million during the year ended December 31, 2012, to properly record our for sale project at fair market value less costs to sell based on the then current bulk sale strategy consistent with the provisions of ASC 360.

Due to a change to an individual unit retail sale model from our previous bulk sale disposition strategy, we reversed a previously recorded impairment charge of $0.7 million during the year ended December 31, 2013. Additionally, during 2013, we wrote-off $1.1 million in due diligence and entitlement pursuit costs related to the BLVD Newell project, which was controlled under a land purchase option contract. The write-off occurred in December 2013 due to the Company’s unsuccessful attempt to obtain entitlement approvals. See real estate inventories in Note 4 in the accompanying consolidated financial statements for further discussion and the basis for determining the impairment charges, reversals and write-offs.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2013 increased by $1.4 million to $2.0 million, as compared to $0.6 million for the year ended December 31, 2012. The increase in sales and marketing expenses over the prior year period is directly attributable to increases in active developments and marketing efforts, which resulted in an increase in homes ordered and delivered.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2013 decreased by $1.3 million to $6.7 million, as compared to $8.0 million for the year ended December 31, 2012. The decrease in general and administrative expenses over the prior year is attributable to increased utilization of operations employees which increased capitalization to specific projects as a result of the increase in active selling and developing communities.

Interest, real estate taxes and indirect costs related to inactive projects

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate inventories during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive which means that development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate inventories are expensed as a component of cost of sales as related units are sold. Approximately, $1.9 million and $0.4 million of interest was capitalized to projects during the years ended December 31, 2013 and 2012, respectively.

When a project becomes inactive, its interest, real estate taxes and indirect overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. During the year ended December 31, 2013 and 2012, we recorded interest expense of $0.1 million and $1.9 million, respectively, related to inactive projects. Refer to Note 2 in the accompanying consolidated financial statements for the breakdown of the interest, real estate taxes and indirect costs related to inactive projects reported on the consolidated statement of operations.

Discontinued operations

As described in Note 14 to the consolidated financial statements, on March 7, 2012, the Company’s subsidiary sold the Cascades Multi-family units for $19.4 million. Because the sale of the Cascades Multi-family units represented a component of the Company, U.S. GAAP required the results of operations associated with the Cascades Multi-family units to be included in Discontinued Operations. Accordingly, the net gain from the sale of the project of $6.5 million is reflected within Discontinued Operations in the accompanying financial statements. Although the sale of the Cascades project is presented in the accompanying financial statements under Discontinued Operations, developing multi-family units for the purpose of selling is a component of the Company’s ongoing strategy and operating activities. The Company continues to pursue such projects within its multi-family segment and anticipates that sales of similar operating projects will be reflected in this manner.

Income taxes

The effective tax rate for the years ended December 31, 2013 and 2012 was 17.1% and 0%, respectively. This resulted in $0.3 million and $0 in tax expense for the twelve month periods ended December 31, 2013 and 2012, respectively. This tax arises from taxable income generated in the District of Columbia against which the Company has no tax net operating losses to offset.

Liquidity and Capital Resources

        We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, rental multi-family projects, finished and raw building lots and the sale of equity and debt securities. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities. Refer to Note 8 in the accompanying consolidated financial statements for more details on our credit facilities and Note 3 in the accompanying consolidated financial statements for details on private placement offerings in 2013. We are anticipating that through a combination of the capital raised through the aforementioned private placements, current available cash on hand and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain our operations through the next 12 months, though no assurances can be made that we will be successful in our efforts.

Credit Facilities

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate projects. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. Refer to Note 8 in the accompanying consolidated financial statements for further information on our credit facilities.

Cash Flow

Net cash used in operating activities was $4.3 million for the year ended December 31, 2013. This represents a decline of $11.7 million from the net cash used in operating activities of $16.0 million for the year ended December 31, 2012. The improvement in operating cash flow is largely attributable to the improvement in net income to $2.7 million from a loss of $(5.6) million. Note, the 2012 cash flows from operating activities do not reflect the net cash flows from the sale of the Cascades multi-family units of approximately $4.7 million. Although the construction, development and sale of this and potentially other future merchant build projects are an ongoing component of the Company’s operations, the sale of the project is required to be presented as Discontinued Operations. Accordingly, the net cash flows are presented within the investing and financing section of the accompanying consolidated statement of cash flows. Additionally, for 2012, other significant outflows relate to a $0.5 million reduction in accrued interest payable for debt service payments made to lenders, a $9.0 million use of cash for land acquisitions and expenditures for development activities reflecting continued investment in real estate inventories.

Net cash provided by investing activities was $1.2 million for the year ended December 31, 2013. This was primarily attributable to the release of insurance deposit of $1.0 million. Net cash provided by investing activities was $18.9 million for the year ended December 31, 2012, primarily attributable to the sale of the Cascades Multi-family units.

Net cash provided by financing activities was $11.5 million for the year ended December 31, 2013. This was primarily attributable to the proceeds from the Comstock VII and Comstock VIII private placements as further described in Note 3 in the accompanying consolidated financial statements. Net cash used in financing activities was $5.0 million for the year ended December 31, 2012, primarily attributable to the payoff of long outstanding deficiency notes, debt curtailments on settlements and refinancing and retirement of the non-controlling interests, including preferred returns, in full related to the Cascades Multi-family units.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2013, that our disclosure controls and procedures were effective, and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria set forth in the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2013, our internal control over financial reporting is effective.

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders, except that the information relating to our executive officers is included in Item 1, “Business – Executive Officers” of this Annual Report on Form 10-K .

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements are listed in the Index to Financial Statements on page F-1 of this Annual Report on Form 10-K.

(2) Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

10.1	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C. (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

10.2	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

10.3	Form of Indemnification Agreement (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

10.4	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc. (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

Exhibit Number	Exhibit

10.5	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc. (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

10.6	2004 Long-Term Incentive Compensation Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193). +

10.7	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193). +

10.8	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan(incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005). +

10.9	Employee Stock Purchase Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193). +

10.10	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

10.11	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

10.12	Employment Agreement with Christopher Clemente (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193). +

10.13	Employment Agreement with Gregory Benson (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193). +

10.14	Confidentiality and Non-Competition Agreement with Christopher Clemente (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193). +

10.15	Confidentiality and Non-Competition Agreement with Gregory Benson (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193). +

10.16	Trademark License Agreement (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

10.17	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

10.18	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005).

10.19	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006).

10.20	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein (incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2006).

10.21	Form of warrant (incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2006).

10.22	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006).

Exhibit Number	Exhibit

10.23	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006).

10.24	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006).

10.25	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006).

10.26	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.27	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.28	Supplement to Indenture, dated as of January 7, 2008, by and between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.29	Amended and Restated Indenture, dated as of March 14, 2008, by and between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.30	Forbearance and Conditional Release Agreement, dated as of November 25, 2008, by and among Highland Avenue Properties, LLC, Comstock Homes of Atlanta, LLC, the Registrant and Bank of American, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.31	Sixth Loan Modification Agreement, dated as of November 26, 2008, by and among the Registrant and Bank of America, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.32	Amended and Restated Promissory Note (Tribble Road Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.33	Loan Modification and Forbearance Agreement, dated as of December 10, 2008, by and among the Registrant, various wholly owned subsidiaries as guarantors and Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.34	Amended and Restated Promissory Note (Revolving Line of Credit), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.35	Amended and Restated Promissory Note (Term Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009) .

10.36	Consensual Foreclosure and Settlement Agreement, dated August 17, 2009, by and among the Registrant, et.al. and Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.37	Third Amendment of Loan Agreement, dated September 16, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.38	Settlement Agreement and Mutual Release, dated September 21, 2009, by and among Registrant, Mathis Partners, LLC and Cornerstone Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.39	Forbearance Agreement, dated September 28, 2009, by and among Comstock Cascades, L.C., the Registrant and Manufacturers and Traders Trust Company (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

Exhibit Number	Exhibit

10.40	Forbearance and Conditional Release Agreement, dated September 28, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Manufacturers and Traders Trust Company (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.41	First Amendment to Loan Agreement, dated October 30, 2009, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., the Registrant and Key Bank National Association (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.42	Forbearance and Conditional Release Agreement, dated November 10, 2009, by and among Comstock Homes of Raleigh, L.L.C., the Registrant and Fifth Third Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.43	Forbearance Agreement and Second Amendment to Loan Agreement, dated January 27, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.44	Fourth Amendment to Sublease Agreement and Services Agreement, dated February 26, 2009, with Comstock Asset Management (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.45	Subordinated Deficiency Note, dated as of September 21, 2009, by the Registrant in favor of Cornerstone Bank., successor-in-interest to Haventrust Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.46	Amended and Restated Subordinated Deficiency Note, dated as of November 5, 2009, by the Registrant in favor of Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.47	Bankruptcy filing for Buckhead Overlook, LLC, filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.48	Bankruptcy filing for Post Preserve, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.49	Bankruptcy filing for Parker Chandler Homes, LLC f/k/a Comstock Homes of Atlanta, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.50	Lease Agreement, dated on or about December 31, 2009, with Comstock Asset Management, L.C. by Comstock Property Management, L.C., a subsidiary of Registrant (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.51	License Agreement, effective January 1, 2010, with I-Connect (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.52	Letter of Intent, effective February 12, 2010, by and between Registrant and Stonehenge Funding, L.C. and Subordination and Standstill Agreements between Registrant and Guggenheim Corporate Funding, LLC and between Registrant and Key Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.53	Seventh Loan Modification Agreement dated as of February 25, 2010, by and among the Registrant and Bank of America, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.54	Memorandum Opinion, filed February 23, 2010, by the US District Court in favor of Comstock Potomac Yard, L.C., a subsidiary of Registrant, against Balfour Beatty Construction, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.55	Purchase Agreement, dated October 30, 2009, by and between Comstock Station View, L.C. and M/I Homes of DC, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

Exhibit Number	Exhibit

10.56	Second Amended and Restated Indenture, dated as of February 12, 2010, by and among the Registrant and Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010).

10.57	Amended and Restated Senior Note, effective February 12, 2010, by and among, Stonehenge Funding, LC, the Registrant and Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010).

10.58	Employment Agreement with Joseph M. Squeri (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010).+

10.59	Confidentiality and Non-Competition Agreement with Joseph M. Squeri (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010). +

10.60	Loan Agreement, dated as of January 27, 2011, by and among Comstock Potomac Yard, L.C. and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2011).

10.61	Loan Agreement, dated as of February 11, 2011, by and among Comstock Cascades II, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2011).

10.62	Credit Enhancement and Indemnification Agreement, dated February 17, 2011, by and between Registrant and Christopher D. Clemente and Gregory V. Benson (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2011).

10.63	Loan Agreement, dated as of July 12, 2011, by and among Comstock Potomac Eclipse, L.C. and BCL Eclipse, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011).

10.64	Guaranty, Pledge and Security Agreement, dated as of July 12, 2011, by Comstock Homebuilding Companies, Inc. and Comstock Emerald Farm, L.C. to and for the benefit of BCL Eclipse, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011) .

10.65	Warrant, dated as of July 12, 2011, in the name of BridgeCom Development I, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011).

10.66	Registration Rights Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011).

10.67	Right of First Refusal and First Offer Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011).

10.68	Loan Agreement, dated as of October 5, 2011, by and among Comstock Penderbrook, L.C. and BCL Penderbrook, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.69	Contract of Sale Agreement, dated as of October 31, 2011, by and among Comstock Cascades II, L.C. and CAPREIT Acquisition Corporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.70	Loan Agreement, dated as of May 29, 2012, by and among Eagle Bank and Comstock Potomac Yard, L.C and Comstock Penderbrook, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

Exhibit Number	Exhibit

10.71	Loan agreement, dated as of August 23, 2012, by and between Eagle Bank and New Hampshire Ave. Ventures, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.72	Loan agreement, dated as of September 27, 2012, by and between Cardinal Bank and Comstock Eastgate, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.73	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-k filed with the Commission on March 27, 2013).

10.74	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-k filed with the Commission on March 27, 2013).

10.75	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-k filed with the Commission on March 27, 2013).

10.76	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-k filed with the Commission on March 27, 2013).

10.77	Form of Subscription Agreement, dated March 14, 2013, between Comstock Investors VII, L.C. and Subscriber, with accompanying Schedule A identifying the other Subscription Agreements (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2013).

10.78	Loan agreement, dated as of May 8, 2013, by and between Cardinal Bank and Comstock Yorkshire, L.C. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2013).

10.79	Loan agreement dated September 30, 2013 between Comstock Maxwell Square, L.C. and Eagle Bank (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013).

10.80	Deferred Purchase Money Promissory Note and a Secured First Deed of Trust dated September 13, 2013 between Comstock Hall Road L.C. and certain of the sellers named therein (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013).

10.84*	Subscription Agreement, dated December 12, 2013, between Comstock Investors VIII L.C., and [-], with accompanying Schedule A identifying other Subscription.

10.85*	Loan agreement, dated December 30, 2013, between Comstock Hall Road, L.C. and Cardinal Bank.

11	Statement of computation of per share earnings

14.1(2)	Code of Ethics (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

21.1*	List of subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

+	Management contracts or compensatory plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.
Date: March 31, 2014	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and Chief Executive	March 31, 2014
Christopher Clemente	Officer (Principal Executive Officer)

/s/ GREGORY V. BENSON	President and Chief Operating Officer	March 31, 2014
Gregory V. Benson

/s/ JOSEPH M. SQUERI	Chief Financial Officer	March 31, 2014
Joseph M. Squeri	(Principal Financial Officer)

/s/ A. CLAYTON PERFALL	Director	March 31, 2014
A. Clayton Perfall

/s/ DAVID M. GUERNSEY	Director	March 31, 2014
David M. Guernsey

/s/ JAMES A. MACCUTCHEON	Director	March 31, 2014
James A. MacCutcheon

/s/ NORMAN D. CHIRITE	Director	March 31, 2014
Norman D. Chirite

/s/ ROBERT P. PINCUS	Director	March 31, 2014
Robert P. Pincus

/s/ SOCRATES VERSES	Director	March 31, 2014
Socrates Verses

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Comstock Holding Companies, Inc.:

In our opinion, the consolidated financial statements listed on page F-1 present fairly, in all material respects, the financial position of Comstock Holding Companies, Inc. and subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 31, 2014

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$11,895	$3,539
Restricted cash	2,458	3,203
Trade receivables	346	1,611
Real estate inventories	39,843	27,781
Property, plant and equipment, net	243	222
Other assets	2,094	2,343

TOTAL ASSETS	$56,879	$38,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$7,506	$4,691
Notes payable—secured by real estate inventories	22,701	19,492
Notes payable—to affiliates, unsecured	4,687	5,041
Notes payable—unsecured	2,580	3,096
Income taxes payable	346	—

TOTAL LIABILITIES	37,820	32,320

Commitments and contingencies (Note 13)	—	—
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 18,629,638 and 17,627,826 issued and outstanding, respectively	186	176
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	170,811	170,070
Treasury stock, at cost (426,633 shares Class A common stock)	(2,480)	(2,480)
Accumulated deficit	(164,379)	(162,349)

TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	4,165	5,444
Non-controlling interest	14,894	935

TOTAL EQUITY	19,059	6,379

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,879	$38,699

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2013	2012
Revenues
Revenue—homebuilding	$53,806	$11,633
Revenue—other	808	2,669

Total revenue	54,614	14,302
Expenses
Cost of sales—homebuilding	41,596	9,692
Cost of sales—other	808	3,484
Impairment charges and write-offs, net (Note 4)	348	2,358
Sales and marketing	1,975	624
General and administrative	6,735	8,034
Interest, real estate taxes and indirect costs related to inactive projects	408	2,135

Operating income (loss)	2,744	(12,025)
Other income, net	267	18

Income (loss) before income tax (expense) benefit	3,011	(12,007)
Income tax (expense) benefit	(346)	2,484

Net income (loss) from continuing operations	2,665	(9,523)
Discontinued operations:
Loss from discontinued operations	(4)	(98)
Gain on sale of real estate from discontinued operations	—	6,466
Income tax expense from discontinued operations	—	(2,484)

Net (loss) income from discontinued operations	(4)	3,884
Net income (loss)	2,661	(5,639)
Less: Net income (loss) from continuing operations attributable to non-controlling interests	4,691	(77)
Less: Net income from discontinued operations attributable to non-controlling interests	—	103

Net loss attributable to Comstock Holding Companies, Inc.	$(2,030)	$(5,665)

Basic (loss) income per share from:
Continuing operations	$(0.10)	$(0.47)
Discontinued operations	—	0.19

Net loss per share	$(0.10)	$(0.28)

Diluted (loss) income per share from:
Continuing operations	$(0.10)	$(0.47)
Discontinued operations	—	0.19

Net loss per share	$(0.10)	$(0.28)

Basic weighted average shares outstanding	20,681	19,970
Diluted weighted average shares outstanding	20,681	19,970
Net loss attributable to Comstock Holding Companies, Inc.:
Loss from continuing operations	$(2,026)	$(9,446)
(Loss) income from discontinued operations	(4)	3,781

Net loss	$(2,030)	$(5,665)

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

					Additional		Retained	Non-
	Class A		Class B		paid-in	Treasury	earnings	controlling
	Shares	Amount	Shares	Amount	capital	stock	(deficit)	interest	Total
Balance at December 31, 2011	17,945	$179	2,733	$27	$168,620	$(2,439)	$(156,684)	$2,841	$12,544
Stock compensation and issuances	(317)	(3)			1,450				1,447
Net-settlement repurchases of stock compensation	—	—	—	—	—	(41)	—	—	(41)
Non-controlling interest contributions	—	—	—	—	—	—	—	1,012	1,012
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,944)	(2,944)
Net (loss) income	—	—	—	—	—	—	(5,665)	26	(5,639)

Balance at December 31, 2012	17,628	$176	2,733	$27	$170,070	$(2,480)	$(162,349)	$935	$6,379
Stock compensation and issuances	1,005	10	—	—	608	—	—	—	618
Net-settlement repurchases of stock compensation	—	—	—	—	—	—	—	—	—
Warrants	92	1	—	—	(1)	—	—	—	—
Shares withheld related to net share settlement of restricted stock awards and warrants	(96)	(1)	—	—	(143)	—	—	—	(144)
Non-controlling interest contributions	—	—	—	—	277	—	—	11,632	11,909
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,364)	(2,364)
Net (loss) income	—	—	—	—	—	—	(2,030)	4,691	2,661

Balance at December 31, 2013	18,629	$186	2,733	$27	$170,811	$(2,480)	$(164,379)	$14,894	$19,059

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,661	$(5,639)
Adjustment to reconcile net income to net cash used in operating activities
Amortization of loan discount and deferred financing fees	482	1,283
Depreciation expense	70	122
Provision for bad debt	(22)	60
(Gain) loss on extinguishment of notes payable	(27)	73
Undistributed earnings from unconsolidated joint venture	(59)	—
Gain on sale of operating real estate, net	—	(6,466)
Impairment charges and write-offs, net	348	2,358
Loss on disposal of property, plant and equipment	—	1
Amortization of stock compensation	483	1,447
Changes in operating assets and liabilities:
Restricted cash	(255)	(121)
Trade receivables	1,287	569
Real estate inventories	(12,413)	(8,984)
Other assets	(303)	(433)
Accrued interest	248	(495)
Accounts payable and accrued liabilities	2,815	217
Income taxes payable	346	(33)

Net cash used in operating activities	(4,339)	(16,041)

Cash flows from investing activities:
Investment in unconsolidated joint venture	(7)	—
Purchase of property, plant and equipment	(91)	(158)
Release of insurance deposit—restricted cash	1,000	—
Proceeds from sale of Cascades multi-family units—operating real estate, net	279	19,075

Net cash provided by investing activities	1,181	18,917

Cash flows from financing activities:
Proceeds from notes payable	38,042	24,986
Payments on notes payable	(35,688)	(27,512)
Loan financing costs	(243)	(518)
Distributions to non-controlling interests	(2,364)	(2,944)
Contributions from non-controlling interests	11,909	1,012
Proceeds from exercise of stock options	1	—
Taxes paid related to net share settlement of equity awards	(143)	—

Net cash provided by (used in) financing activities	11,514	(4,976)

Net increase (decrease) in cash and cash equivalents	8,356	(2,100)
Cash and cash equivalents, beginning of period	3,539	5,639

Cash and cash equivalents, end of period	$11,895	$3,539

Supplemental disclosure for non-cash activity:
Interest paid, net of interest capitalized	$212	$1,226
Reduction in proceeds from sale of Cascades multi-family units and increase in other assets related to amounts placed in escrow upon settlement of Cascades multi-family units sale	$—	$275
Increase in class A common stock par value in connection with issuance of stock compensation and warrants exercise	$10	$—
Increase in treasury stock and accrued liabilities for net-settlement of stock compensation	$—	$41

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. ORGANIZATION

Comstock Holding Companies, Inc. is a multi-faceted real estate development and construction services company focused on the Washington, D.C. metropolitan area. The Company has substantial experience with building a diverse range of products including single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums, multi-family units and mixed-use (residential and commercial) developments. References in this Annual Report on Form 10-K to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our business was founded in 1985 as a residential land developer and home builder focused on the Northern Virginia suburbs of the Washington, D.C metro market.

Comstock Companies, Inc. was incorporated on May 24, 2004 as a Delaware corporation. On June 30, 2004, the Company changed its name to Comstock Homebuilding Companies, Inc. On December 17, 2004, the Company completed an initial public offering of its Class A common stock. On June 22, 2012, the Company changed its name to Comstock Holding Companies, Inc. which better reflects the Company’s multi-faceted strategy and capabilities.

The Company’s Class A common stock is traded on the Nasdaq Capital Market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004.

Liquidity Developments

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, rental multi-family projects, finished and raw building lots and the sale of equity and debt securities. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities. Refer to Note 8 for more details on our credit facilities and Note 3 for details on private placement offerings in 2013. We are anticipating that through a combination of the capital raised through the aforementioned private placements, current available cash on hand and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain our operations through the next 12 months, though no assurances can be made that we will be successful in our efforts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies and practices used in the preparation of the consolidated financial statements is as follows:

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company, and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has control of the entity, in which case the entity would be consolidated. The Company had one joint venture investment accounted for using the equity method as of December 31, 2013. This joint venture did not exist at December 31, 2012.

Cash and cash equivalents and restricted cash

Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. At times, the Company may have deposits with institutions in excess of federally insured limits. We monitor the cash balances in our bank accounts and adjust the balance as appropriate. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however we can provide no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial market. At December 31, 2013 and 2012, the Company had restricted cash of $2.5 million and $3.2 million, respectively, which includes $2.0 million and $3.0 million in deposits, respectively, with an insurance provider as security for future claims.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value including management’s plans for the property. For assets held for development and use, a write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable.

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

	Twelve Months Ended December 31
	2013	2012
Total interest incurred and capitalized	$1,884	$351
Total real estate taxes incurred and capitalized	181	150

Total interest and real estate taxes incurred and capitalized	$2,065	$501

Interest expensed as a component of cost of sales	$2,146	$2,065
Real estate taxes expensed as a component of cost of sales	311	189

Interest and real estate taxes expensed as a component of cost of sales	$2,457	$2,254

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs expensed related to inactive projects reported in real estate inventories:

	Twelve Months Ended December
	2013	2012
Total interest incurred and expensed for inactive projects	$73	$1,940
Total real estate taxes incurred and expensed for inactive projects	49	170
Total production overhead incurred and expensed for inactive projects	286	179

	408	2,289
Amounts reclassified to discontinued operations	—	(154)

	$408	$2,135

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

Warranty reserve

Warranty reserves for units settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the typical one-year warranty period provided by the Company or within the two-year statutorily mandated structural warranty period for condominiums. Because the Company typically subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. This reserve is an estimate and actual warranty costs could vary from these estimates. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. During fiscal year 2010, the Company recorded an additional $0.6 million in warranty reserves to cover future potential costs and/or claims related to a project. In 2013, the Company settled the warranty claim for $0.2 million, releasing the Company from future warranty claims related to the project and reduced the warranty estimate by $0.4 million. The warranty reduction was recorded through homebuilding cost of sales.

The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Years ended December 31,
	2013	2012
Balance at beginning of period	$963	$1,009
Additions	262	52
Releases and/or charges incurred	(715)	(98)

Balance at end of period	$510	$963

Revenue recognition

The Company recognizes revenues and related profits or losses from the sale of residential properties and units, finished lots and land sales when closing has occurred, full payment has been received, title and possession of the property has transferred to the buyer and the Company has no significant continuing involvement in the property. Other revenues include revenue from land sales, rental revenue from leased multi-family units – which is recognized ratably over the terms of the respective leases, revenue from construction services – which is recognized under the percentage-of-completion method, and revenue earned from management and administrative support services provided to related parties – which is recognized as the services are provided.

Advertising costs

The total amount of advertising costs charged for the year ended December 31, 2013 was $614, of which $577 was charged to sales and marketing, $32 was charged to cost of sales and $5 was charged to general and administrative expenses. The total amount of advertising costs charged for the year ended December 31, 2012 was $168 of which $95 was charged to sales and marketing and $73 was charged to cost of sales.

Stock compensation

As discussed in Note 12, the Company sponsors stock option plans and restricted stock award plans. The Company accounts for its share-based awards pursuant to Accounting Standards Codification (“ASC”) 718, Share Based Payments. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. For the year ended December 31, 2013 and 2012, total stock-based compensation cost was $616 and $1,447, respectively. Of this amount, $477 and $1,447 was charged to general and administrative expenses for the years ended December 31, 2013 and 2012, respectively, and $6 and $0 was charged to “cost of sales-other” for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, $133 was capitalized to ‘Real estate inventories’. No amount was charged to ‘Real estate inventories’ in 2012.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Income (Loss) per share

The weighted average shares and share equivalents used to calculate basic and diluted (loss) income per share for the year ended December 31, 2013 and 2012, are presented on the consolidated statement of operations. Stock options and warrants for the year ended December 31, 2013 and 2012 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock option and warrants would be anti-dilutive. As a result of net losses for the year ended December 31, 2013, approximately 466 restricted stock awards, 466 stock options and 759 warrants were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. As a result of net losses for the year ended December 31, 2012, approximately 388 restricted stock awards, 196 stock options and 428 warrants were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

The computation of basic and diluted shares outstanding is as follows:

	Twelve Months Ended December 31,
	2013	2012
Computation of basic shares outstanding
Weighted average commom shares outstanding—basic	20,681	19,970

Computation of diluted shares outstanding
Weighted average commom shares outstanding—diluted	20,681	19,970

Comprehensive income

For the years ended December 31, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the consolidated financial statements.

Segment reporting

We operate our business through three segments: Homebuilding, Multi-family and Real Estate Services. We are currently focused on the Washington, D.C. market.

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

For our Multi-family segment we focus on projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future.

Our Real Estate Services segment pursues projects in all aspects of real estate management including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies, financing and general construction. We are able to provide a wide range of construction management and general contracting services to other property owners.

The following disclosure includes the Company’s three reportable segments of Homebuilding, Multi-family and Real Estate Services. Each of these segments operates within the Company’s single Washington, D.C. reportable geographic market.

	Homebuilding	Multi- Family	Real Estate Services	Total
Twelve Months Ended December 31, 2013
Gross revenue (1)	$53,862	$—	$752	$54,614
Gross profit	11,846	—	364	12,210
Operating profit from continuing operations	2,623	—	388	3,011
Operating loss from discontinued operations	—	(4)	—	(4)
Net income (loss)	2,277	(4)	388	2,661
Total assets	56,674	—	205	56,879
Depreciation and amortization	686	—	—	686
Interest expense	73	—	—	73
Twelve Months Ended December 31, 2012
Gross revenue (1)	$12,043	$—	$2,259	$14,302
Gross Income	724	—	402	1,126
Operating (loss) income from continuing operations	(12,285)	—	278	(12,007)
Operating profit from discontinued operations	—	6,368	—	6,368
Net (loss) income	(12,285)	6,368	278	(5,639)
Total assets	36,378	278	2,043	38,699
Depreciation and amortization	1,487	—	—	1,487
Interest expense	1,775	—	—	1,775

(1)	Gross revenue includes ‘Revenue – homebuilding’ and ‘Revenue – other’ as described in the consolidated statements of operations for assets included in each segment.

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations, based upon its estimate of time allocable to the segment or based upon overall pro rata revenue generation.

The table below reconciles the segment information to the corresponding amounts in the accompanying consolidated statements of operations:

	Twelve Months Ended
	December 31,
	2013	2012
Segment operating income (loss) from continuing operations	$3,011	$(12,007)
Income tax (expense) benefit	(346)	2,484

Income (loss) from continuing operations	$2,665	$(9,523)

Segment operating (loss) income from discontinued operations	$(4)	$6,368
Income tax expense	—	(2,484)

(Loss) income from discontinued operations	$(4)	$3,884

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized in the valuation of real estate inventories, valuation of deferred tax assets, capitalization of costs, consolidation of variable interest entities and warranty reserves.

Recent accounting pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In January 2013, this guidance was amended by ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which limits the scope of ASU 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance, which is related to disclosure only, did not materially impact our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain defined exceptions. ASU 2013-11 is intended to end inconsistent practices regarding the presentation of a unrecognized tax benefits when a net operating loss (NOL), a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. We adopted this guidance during fiscal year 2013. The adoption of ASU 2013-11 did not materially impact on our consolidated financial statements.

In April 2013, the FASB issued ASU 2013-04, “Liabilities”, (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 will be effective for our fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-04 is not expected to have a material effect on our consolidated financial statements.

Other accounting pronouncements issued or effective during the year ended December 31, 2013 are not applicable to us and are not anticipated to have an effect on our consolidated financial statements.

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

Consolidated Real Estate Inventories

Included within the Company’s real estate inventories at December 31, 2013 are several projects that are determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that it was a VIE concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During 2013, New Hampshire Ave. Ventures, LLC, distributed $0.1 million to the 6000 New Hampshire Avenue.

        On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of Comstock Holding Companies, Inc. and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units (the “Eastgate Project”) in Loudoun County, Virginia. The Company evaluated the joint venture and determined that it was a VIE concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE. During 2013, the Company and BridgeCom Development I, LLC, each contributed additional equity of $0.6 million. The contributions were used to accelerate construction of the remaining units at the “Eastgate Project.” Additionally, during 2013, Comstock Eastgate, L.C. distributed $1.5 million to its non-controlling interest member.

On March 14, 2013, Comstock VII entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”), pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock VII for an aggregate amount of $7.3 million (the “Comstock VII Private Placement”). The Comstock VII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VII Private Placement, the Company issued 112 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $146. Comstock VII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. The Subscription Agreement provides that the Comstock VII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the interests of the Comstock VII Class B Members, provided that (i) all of the Comstock VII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VII Class B Members’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Comstock VII Private Placement provides capital related to the current and planned construction of the Company’s following projects: Townes at Shady Grove Metro in Rockville, Maryland consisting of 36 townhomes, Momentum | Shady Grove consisting of 117 condominium units, City Homes at the Hampshires in Washington D.C. consisting of 38 single family residences, Townes at the Hampshires in Washington, D.C. consisting of 73 townhomes, Single Family Homes at Falls Grove project in Prince William County, Virginia consisting of 19 singles family homes and Townes at Falls Grove project in Prince William County, Virginia consisting of 110 townhomes (collectively, the “Projects”). Proceeds of the Comstock VII Private Placement are to be utilized (A) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VII and determined that it was a VIE, concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE. During 2013, the Company paid distributions in the amount of $0.7 million to the Comstock VII Class B Members.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). The Comstock VIII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VIII Private Placement, the Company issued 102 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s Chief Operating Officer and the Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement will be used for the current and planned construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement are to be utilized (A) to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that it was a VIE, concluding that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the VIE’s economic performance and its obligation to absorb losses, or receive benefits, from the VIE that could be significant to the VIE. No distributions were paid to the Comstock VIII Class B Members in 2013.

At December 31, 2013 and December 31, 2012, the distributions and contributions for the VIE’s discussed above are included within the ‘non-controlling interest’ classification in the consolidated statement of changes in stockholder’s equity.

At December 31, 2013 and December 31, 2012, total assets of these VIEs were approximately $46.3 million and $29.4 million, respectively, and total liabilities were approximately $27.4 million and $17.4 million, respectively. The classification of these assets is primarily within real estate inventories and the classification of liabilities are primarily within ‘notes payable – secured by real estate inventories’ and ‘accounts payable and accrued liabilities’ in the consolidated balance sheets.

Consolidated Operating Real Estate, Net

On January 31, 2011, Comstock Cascades II, L.C. (“Cascades II”) entered into a private placement for the sale of membership interests in Cascades II (the “Cascades Private Placement”) whereby Cascades II raised working capital in the amount of $2.4 million related to the planned construction of the “Cascades Multi-family” units. Proceeds of the Cascades Private Placement were utilized

(i) to provide sufficient capital needed to secure project financing for the Cascades Multi-family units, (ii) to retire a portion of the existing indebtedness, and (iii) to reimburse the Company for prior expenditures incurred on behalf of the project. Participants in the Cascades Private Placement included unrelated third party investors along with several members of the Company’s Board of Directors, as well as the Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. In March 2012, upon completion of the sale of the Cascades multi-family units, the Company repaid the participants in the Cascades Private Placement $3.0 million, including the preferred returns, in full.

On February 11, 2011, Cascades II closed its loan agreement with Cardinal Bank which provided the necessary construction financing for the development of the Cascades Multi-family units and concurrent with that closing, the Company utilized the proceeds of the Cascades Private Placement as described above. The Company fully guaranteed the loan and accordingly, Comstock concluded that Cascades II was a VIE. As part of the Cascades II operating agreement, the Company had majority voting and complete operational control of the subsidiary. The Company had previously concluded that it was the primary beneficiary of the VIE and therefore the financial condition, results of operations and cash flows of Cascades II were consolidated in the accompanying financial statements.

The investors in the Cascades Private Placement (the “Priority Members”) were entitled to a cumulative, compounded, preferred return, subject to the performance of Cascades II, of 20% per annum, compounded annually on their capital account balances. Comstock had the right to repurchase the interest of the Priority Members provided that i) all of the Priority Members interests were acquired, ii) the purchase was made in cash and iii) the purchase price shall equal the Priority Members capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The equity contribution related to the Cascades Private Placement is reflected as a Non-Controlling Interest as a component of consolidated stockholders’ equity. The Company’s investment was subordinate to the Priority Members investment and gains from the operating activity and distributions of cash flow (if any) of Cascades II would allocate to the Priority Members (in advance of Comstock) up to their capital account plus the required preferred return of 20% as outlined above. For the year ended December 31, 2012 the priority return was approximately $103. The priority returns are reflected in the accompanying consolidated statement of operations as net income from discontinued operations attributable to non-controlling interests to properly account for the preferred return due the Priority Members upon liquidation of their interest in Cascades II.

On March 7, 2012, the Company completed the sale of the Cascades Multi-family units to an affiliate of CAPREIT Acquisition Corporation (“Purchaser”), a Maryland corporation, pursuant to a Contract of Sale Agreement, as amended, dated October 31, 2011. The Cascades Multi-Family project was sold for $19.4 million. In connection with the closing of the transaction, Cascades II placed in escrow $300 (the “Warranty Escrow”) to secure performance of certain post-closing warranty work and $0.7 million (the “Claims Escrow”) to secure Cascades II’s indemnification and other obligations set forth in the Contract of Sale Agreement. The Warranty Escrow was agreed to be released to Cascades II upon completion of the post-closing warranty work and the Claims Escrow was agreed to be released to Cascades II in three equal installments at six, eight and twelve months from the date of settlement provided that no claims have been made against Cascades II by the Purchaser. On September 6, 2012, the Purchaser released the $0.3 million Warranty escrow, net of $2 in settlement costs and one-third of the Claims Escrow, $0.2 million , net of $35 of post-closing warranty claims. On November 26, 2012, the Purchaser released the second installment, one-third of the remaining Claims Escrow, $143. As detailed in Note 14, the historical operations of Cascades Multi-family units are included within discontinued operations.

Concurrent with the execution of the sale transaction, Cascades II settled the secured financing of $10.1 million with Cardinal Bank, including all principal and interest due at the time of settlement, and retired the non-controlling equity investment, including all preferred returns due. The Company realized a loss on the extinguishment of the secured financing with Cardinal Bank of $0.3 million, including the prepayment penalty fees of $0.2 million. At settlement, the Company received net proceeds of approximately $4.7 million from the transaction after repayment of the existing loan from Cardinal Bank secured by the Cascades Multi-family units and the retirement of the non-controlling equity investment related to the Cascades Multi-family units.

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

The Company does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of ASC 810-10, Consolidation. This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holder’s returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under the provision of ASC 810-10. The Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs, including the power to site plan and engineer the developments, finance the parcels under option contract, and develop the raw parcels under option contract into finished lots. The third party retains these rights under the fixed purchase price agreements until title is transferred to the Company upon settlement of the transaction, or a portion of the transactions as defined. Therefore, the Company has not consolidated these VIEs in the consolidated balance sheets.

4. REAL ESTATE INVENTORIES

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

For assets held for development and use, a write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable.

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value including management’s plans for the property. At December 31, 2012, the Company classified its Eclipse and Penderbrook projects as held for sale and accordingly, carried the projects at fair value less costs to sell as determined by discounted cash flow models, by reference to comparable market transactions, or relevant purchase offers. Discounted cash flow models are dependent upon several subjective factors, including estimated average sales prices, estimated sales pace, and the selection of an appropriate discount rate. The estimates of sales prices, sales pace and discount rates used by the Company were based on the best information available at the time the estimates were made. The Company exited these projects in 2013 and at December 31, 2013 had no continuing projects classified as held for sale.

In the third quarter of 2012, management evaluated its strategic alternatives with respect to its real estate projects classified as held for sale, Eclipse and Penderbrook, with the objective of creating additional near term liquidity. As a result, a decision was made to market the Potomac Yard project in a bulk sale transaction, rather than by selling directly to prospective home buyers, significantly accelerating absorption. The impairment charge of $2.4 million for the year ended December 31, 2012, reflects the write down to estimated fair value less costs to sell under the bulk sale disposition strategy. During the first quarter of 2013, in the absence of a prospective bulk sale buyer and as a result of the increased sales activity, the Company revised its previous disposition strategy and reversed a previously recorded impairment charge of $0.7 million to properly reflect the for sale project at far market value less costs to sell, consistent with the provisions of the ASC 360. During the first half of 2013, the Company sold all remaining units at the Eclipse and Penderbrook projects.

At December 31, 2013, the Company evaluated ‘real estate inventories’ and recorded a write-off, within ‘impairment and write-offs’ in the consolidated statements of operations, of $1.1 million. The costs written-off related to due diligence and entitlement pursuit costs related to the BLVD Newell project, which was controlled under a land purchase option contract. The write-off occurred due to the Company’s unsuccessful attempt to obtain entitlement approvals and as a result, such accumulated costs were determined to be unrecoverable.

After impairment reversal and charges, real estate inventories consist of the following:

	December 31,	December 31,
	2013	2012
Land and land development costs	$26,805	$19,378
Cost of construction (including capitalized interest and real estate taxes)	13,038	8,403

	$39,843	$27,781

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2013	2012
Computer equipment and capitalized software	$275	$199
Furniture and fixtures	111	106
Office equipment	68	58

	454	363
Less : accumulated depreciation	(211)	(141)

	$243	$222

Depreciation and amortization expense, included in ‘general and administrative’ in the accompanying consolidated statements of operations, amounted to $70 and $41 for the years ended December 31, 2013 and 2012, respectively.

6. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2013	2012
Restricted Escrow Deposits	$143	$570
Deferred financing cost	1,081	1,148
Deposits on land purchase options	670	820
Other	671	106

	2,565	2,644
Less : accumulated amortization	(471)	(301)

	$2,094	$2,343

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,	December 31,
	2013	2012
Trade payables	$6,432	$3,516
Warranty	510	963
Customer deposits	553	206
Other	11	6

	$7,506	$4,691

8. CREDIT FACILITIES

Notes payable consisted of the following:

	December 31,	December 31,
	2013	2012
Construction revolvers	$4,053	$5,419
Development and acquisition notes	12,304	11,073
Mezzanine notes	6,344	3,000

Total secured notes	22,701	19,492
Unsecured financing	2,580	3,096
Notes payable to affiliate, unsecured	4,687	5,041

Total notes payable	$29,968	$27,629

Acquisition, Development and Construction Loans- Secured

The Company enters into secured acquisition and development loan agreements to purchase and develop land parcels. In addition, the Company enters into secured construction loan agreements for the construction of its real estate inventories. The loans will be repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement.

As of December 31, 2013, the Company had secured construction revolving credit facilities which have a maximum loan commitment of $21.9 million. The Company may borrow under its facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the first closings of homes sold, subject to a minimum release price. Interest rates charged under the facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. As of December 31, 2013, the Company had approximately $14.7 million of unused loan commitments. The Company had $4.1 million and $5.4 million of outstanding construction borrowings as of December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the weighted average interest rate on the Company’s outstanding construction revolving facility was 5.3% and 5.4%, respectively.

As of December 31, 2013, the Company had approximately $26.1 million of aggregate acquisition and development loan commitments of which $12.3 million was outstanding. The loans have maturity dates ranging from March 2014 to December 2015, including auto extension subject to certain conditions and bears interest at a rate based on LIBOR and Prime Rate pricing options, with interest rate floors ranging from 4.0% to 6.0%. At December 31, 2012, the Company had approximately $11.1 million in outstanding acquisition and development loans. As of December 31, 2013 and 2012, the weighted average interest rates were 4.9% per annum and 5.6% per annum, respectively.

Mezzanine Notes—Secured

As of December 31, 2013, the Company had two secured mezzanine loans. The first mezzanine loan had a loan commitment and outstanding balance of $3.0 million at December 31, 2013 and 2012. This mezzanine financing was utilized to acquire land for the development of the City Homes at the Hampshires and the Townes at the Hampshires projects. The first mezzanine loan bears a fixed interest rate of 13.5% per annum paid on a monthly basis, with the full principal balance due at maturity, September 22, 2015. The mezzanine loan is secured by a second deed of trust.

The second mezzanine loan is being used to finance the development of the Townes at Shady Grove Metro and Momentum| Shady Grove projects. The maximum principal commitment amount of this loan was $3.3 million of which $3.3 million was outstanding as of December 31, 2013. This mezzanine financing was new in fiscal year 2013; therefore, there was no amount outstanding at December 31, 2012. This financing carries an interest rate of 12% of which half of the interest (6%) is paid on a monthly basis while the other half is being accrued and paid on maturity. Refer to the subsequent event discussion in Note 19 for the extension of the maturity date of the mezzanine loan for the Townes at Shady Grove Metro and Momentum| Shady Grove projects.

Unsecured financing

At December 31, 2013 and December 31, 2012, the Company had $2.6 million and $3.1 million, respectively, outstanding to a major bank under a 10-year unsecured note. Interest is charged on this financing at LIBOR plus 2.2%. At December 31, 2013 and 2012, the interest rate was 2.4%. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate—unsecured

As of December 31, 2013, the Company has one senior unsecured note with Stonehenge Funding L.C, an entity wholly-owned by the Chief Executive Officer of the Company as of December 31, 2013. During fiscal year 2013, the Company and Stonehenge, entered into an agreement extending the maturity date of the loan from July 20, 2013 to January 1, 2016. Interest is charged to the loan based on LIBOR plus 3% per annum. As of December 31, 2013 and 2012, the interest rate was 3.6% per annum and 3.8% per annum, respectively. The Company had approximately $4.7 million and $5.0 million outstanding borrowings as of December 31, 2013 and December 31, 2012, respectively. Under the terms of the extension agreement, the Company is required to make a monthly payment of $50 which will be allocated first to accrued and unpaid interest and then to unpaid principal.

As of December 31, 2013, maturities and/or curtailment obligations of all of our borrowings are as follows:

2014	$11,506
2015	11,195
2016	4,687
2017	—
2018 and thereafter	2,580

Total	$29,968

9. WARRANTS

As part of the Comstock VII Private Placement discussed in Note 3, the Company issued warrants to purchase shares of the Company’s Class A Common Stock to the Comstock VII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests in the offering that equaled or exceeded an initial investment amount of $250. The warrants represent the right to purchase an aggregate amount of up to 112 shares of Class A Common Stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Class A Common Stock of the 20 trading days preceding the issuance of the warrant. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to March 14, 2023.

In addition, as part of the Comstock VIII Private Placement discussed in Note 3, the Company also issued warrants to purchase shares of the Company’s Class A Common Stock to the Comstock VIII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests that equaled or exceeded an initial investment amount of $250. The warrants represent the right to purchase an aggregate amount of up to 102 shares of Class A Common Stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Class A Common Stock of the 20 trading days preceding the issuance of the warrant. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to December 12, 2023.

10. RELATED PARTY TRANSACTIONS

On December 31, 2009, the Company, through an affiliate, Comstock Property Management, L.C., entered into a three-year lease for approximately 7,620 square feet of office space for its corporate headquarters at 1886 Metro Center Drive, Reston, Virginia from Comstock Asset Management, L.C., an affiliate wholly-owned by our Chief Executive Officer. On September 19, 2012, the Company amended the lease to add an additional 2,436 square feet of office space, or a total 10,056 square feet, for its corporate headquarters, with an effective date of July 1, 2012. Concurrent with the amendment, the Company agreed to extend the lease for five-years from the effective date. The future minimum annual lease payments due under the lease agreement are as follows:

2014	$310
2015	320
2016	329
2017	167

Total	$1,126

For the year ended December 31, 2013 and 2012, total payments made under this lease agreement were $0.3 million and $0.2 million , respectively. As of December 31, 2013, the Company recorded a straight–line rent payable of $23, which is included in ‘Accounts payable and accrued liabilities’.

        Comstock Services, L.C., a subsidiary of the Company, entered into a Subcontract Agreement with Davis Construction, LLC to perform site work and land development for a project known as Loudoun Station in Loudoun County, Virginia. Comstock Partners, L.C., an entity wholly-owned by the Chief Executive Officer of the Company, is the owner of the Loudoun Station project. The total contract value was $5.0 million and the project was completed in October 2012. The revenue associated with this project is included in ‘Revenue – other’ in the consolidated statement of operations. For the year ended December 31, 2013 and 2012, the Company recognized $0 million and $1.4 million of revenue, respectively, under this contract. The Company was owed $0 million and $1.3 million at December 31, 2013 and 2012, respectively, under this contract, which is included in ‘Trade receivables’ in the consolidated balance sheet.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by the Chief Executive Officer, to provide services related to real estate development and improvements, legal, accounting, marketing, information technology and additional support services. Pursuant to the Services Agreement, the Company shall not be responsible for any out-of-pocket or third party costs associated with the services provided. For the years ended December 31, 2013 and 2012, the Company billed Comstock Asset Management, L.C. $0.4 million and $0.5 million , respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ within the accompanying consolidated statement of operations. As of December 31, 2013 and 2012, the Company was owed $61 and $42, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by the Chief Executive Officer of the Company, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to unpaid principal outstanding, beginning on April 1, 2013. For the year ended December 31, 2013, the Company made payments of $0.5 million. No similar payments were made for the year ended December 31, 2012.

Pursuant to a Credit Enhancement Agreement entered into on February 17, 2011 by and between the Company and Gregory Benson, the Chief Operating Officer of the Company, and Christopher Clemente, the Chief Executive Officer of the Company (each, a “Guarantor”), the Guarantors agreed to provide credit enhancement and personal guarantee of loans with Cardinal Bank and Eagle Bank in exchange for payment by the Company of a credit enhancement fee. As a result of this credit enhancement, the Guarantors on an aggregate basis were entitled to a credit enhancement fee calculated at a rate of 4% per annum. One-half of the credit enhancement fee was payable monthly, in arrears, and the remaining half was deferred and payable on an annual basis. During 2012, the Company made guarantee payments under the agreement of approximately $130. No such payments were made in 2013.

See Note 3 for a summary of the Cascades II Private Placement, the Comstock VII Private Placement, and the Comstock VIII Private Placement, which involved certain of our officers and directors

11. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. The Company matches 100% of the employee’s contribution, up to 3% of each participant’s gross salary and 50% of the employee’s contribution above 3% not exceeding 5% of the participant’s gross salary, per pay period. Contributions made by the Company become fully vested after six years of service. The total amount matched for the 12 months ended December 31, 2013 and 2012 was $49 and $37, respectively.

12. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

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

The Plan provided an initial authorization of 2.5 million shares of Class A common stock for issuance and allows an automatic annual increase equal to the lesser of (i) 3% of the Class A common stock outstanding (ii) 750,000 shares or (iii) such lesser amount as may be determined by the Company’s board of directors. On April 27, 2012, the Company authorized an increase in the number of shares of our Class A common stock reserve to 7.1 million. On June 22, 2012, the Company’s stockholders approved the Amended and Restated 2004 Long-Term Incentive Compensation Plan, including an increase in the reserve, with an automatic annual increase on January 1 of each successive year of the lesser of (i) 3% of the Class A Common Stock outstanding, or (ii) 750,000 shares. As of December 31, 2013, there were 1.9 million shares available for issuance under the Plan (as amended).

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Expected volatilities are calculated based on our historical trading activities. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The risk-free rate for the periods is based on the

U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the simplified method which assumes that the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by ASC 718 – Stock Compensation. The following table summarizes the assumptions used to calculate the fair value of options during 2013 and 2012.

	2013	2012
Weighted average fair value of options granted	$1.46	$1.26
Dividend yields	—	—
Expected volatility	101.4%-136.8%	106.3%-165.6%
Weighted average expected volatility	101.99%	137.00%
Risk free interest rates	1.84%	0.78%
Weighted average expected term (in years)	6.25	6.25

The following table summarizes information about stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	764	$0.96
Granted	140	1.81
Exercised	—	—
Forfeited or Expired	(1)	1.00

Outstanding at December 31, 2012	903	$1.09
Granted	280	1.81
Exercised	(2)	1.00
Forfeited or Expired	—	—

Outstanding at December 31, 2013	1,181	$1.26

Exercisable at December 31, 2013	746	$0.99

As of December 31, 2013 and 2012, the weighted-average remaining contractual term of unexercised stock options was 7.2 years and 7.3 years, respectively.

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted Average Exercise Price
Restricted outstanding at January 1, 2012	963	$1.31
Granted	706	1.73
Vested	(615)	1.36
Forfeited or Expired	(4)	1.31

Outstanding at December 31, 2012	1,050	$1.56
Granted	—	—
Vested	(388)	1.48
Forfeited or Expired	(15)	1.81

Outstanding at December 31, 2013	647	$1.60

As of December 31, 2013 and 2012, there was $0.8 million and $1.0 million, respectively, of unrecognized compensation cost related to stock options and restricted stock issuances granted under the Plan. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that such commitments entered into are met by the Company. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds and it is anticipated that any such liability would likely have a material adverse effect on our financial position, operating results or cash flows. At December 31, 2013 and 2012, the Company had issued $4.3 million and $0.1 million in letters of credit, respectively, and $2.1 million and $1.6 million in performance and payment bonds, respectively, to these third parties. No amounts have been drawn against these letters of credit or performance bonds.

14. DISCONTINUED OPERATIONS

As described in Note 3, on March 7, 2012, the Company’s subsidiary sold the Cascades Multi-family units. As the Cascades Multi-family units represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to appropriately reflect the discontinued operations of the Cascades Multi-family units and the continuing operations of the Company. Revenues, costs and expenses directly associated with the Cascades Multi-family units have been reclassified as discontinued operations in the consolidated statements of operations. Corporate expenses, such as general corporate overhead, have not been allocated to discontinued operations. The guidance in ASC 740-20-45-7 requires that the income recorded in discontinued operations be considered when determining the amount of benefit allocable to continuing operations in circumstances when continuing operations result in a net loss position for the period presented. Accordingly, the Company has allocated a tax benefit of $2.5 million to continuing operations and a tax expense of $2.5 million to discontinued operations for the year ended December 31, 2012. No tax benefit or expense in relation to discontinued operations was recorded for the year ended December 31, 2013.

Summarized financial information for the Cascades Multi-family units, is set forth below:

	Years Ended December 31,
	2013	2012
Revenue	$—	$171
Cost of sales	(1)	128
Selling, general and administrative	5	9
Interest, real estate taxes and indirect costs related to inactive projects	—	154
Other (income) expenses, net	—	(22)

Income (loss) from discontinued operations before gain on sale of real estate and income tax expense	(4)	(98)
Net (loss) gain on sale of real estate	—	6,466

Net (loss) income from discontinued operations before income tax expense	(4)	6,368
Income tax expense	—	(2,484)

Net (loss) income from discontinued operations	$(4)	$3,884

Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with the respective data in the consolidated statement of operations.

15. FAIR VALUE DISCLOSURES

ASC 820 establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three measurement input levels for determining fair value are as follows

•	Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

	December 31,	December 31,
	2013	2012
Carrying amount	$29,968	$27,629
Fair value	$27,943	$24,881

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The Company may also value its non-financial assets and liabilities, including items such as real estate inventories and long lived assets, at fair value on a non recurring basis if it is determined that an impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3. See Notes 2 and 4 for further discussion of the valuation techniques and inputs used.

In the quarter ended September 30, 2012, management evaluated its strategic alternatives with respect to its real estate projects classified as held for sale, Eclipse and Penderbrook, with the objective of creating additional near term liquidity. As a result, a decision was made to market the Eclipse project in a bulk sale transaction, rather than by selling directly to prospective home buyers, significantly accelerating absorption. The impairment charge of $2.4 million for the three and nine month periods ended September 30, 2012, reflected the write down to estimated fair value less costs to sell under the bulk sale disposition strategy. During the first quarter of 2013, in the absence of a prospective bulk sale buyer and as a result of the increased sales activity, the Company revised its previous disposition strategy and reversed a previously recorded impairment charge of $0.7 million to properly reflect the for sale project at fair market value less costs to sell, consistent with the provisions of Accounting Standards Codification (“ASC”) 360. During the first half of 2013, the Company sold all remaining units at the Eclipse and Penderbrook projects. Additionally, during 2013, we wrote-off $1.1 million in due diligence and entitlement pursuit costs related to the BLVD Newell project, which was controlled under a land purchase option contract. The write-off occurred in December 2013 due to the Company’s unsuccessful attempt to obtain entitlement approvals. See real estate inventories Note 3 in the accompanying consolidated financial statements for further discussion and the basis for determining the impairment charges, reversals and write-offs.

16. UNCONSOLIDATED JOINT VENTURE

On April 10, 2013, the Company formed Superior Title Services, L.C., a joint venture, together with Stewart Title & Escrow, Inc and Stewart Title Group, LLC, unaffiliated third parties (together, the “ Stewart Group”). The joint venture was established for the purpose of engaging in the general title insurance business. The Company owns a 50% profit/loss allocation percentage and related equity investment in the joint venture. The entity was initially capitalized through a $7 contribution each from the Company and the Stewart Group. This entity was evaluated and the Company concluded that the Company does not have a controlling financial interest in the joint venture, nor is the Company the primary beneficiary. The Company accounts for its interest in this venture using the equity method of accounting and adjusts the carrying value for our proportionate share of the unconsolidated joint venture’s earnings, losses and distributions. The investment in the unconsolidated joint venture is included within ‘Other assets’ in the consolidated balance sheets as of December 31, 2013. Earnings for the year ended December 31, 2013, from this unconsolidated joint venture of $114 is included in ‘Other income, net’ in the accompanying consolidated statement of operations. During the year ended December 31, 2013, the Company collected and recorded a distribution of $55 from this joint venture as a return on investment. There were no investments, earnings and distributions in unconsolidated joint ventures during the year ended December 31, 2012.

The following table presents the condensed Statement of Operations data for Superior Title Services, L.C.:

	Twelve Months Ended
	December 31,
	2013	2012
Statement of Operations:
Total net revenue	$326	$—
Total expenses	98	—

Net income	$228	$—

Comstock Holding Companies, Inc. pro rata share of net income	$114	$—

17. INCOME TAXES

The effective tax rate for the years ended December 31, 2013 and 2012 was 17.1% and 0.0%, respectively. This resulted in $346 and $0 in tax expense for the twelve month periods ended December 31, 2013 and 2012, respectively. This tax arises from taxable income generated in the District of Columbia against which the Company has no tax net operating losses to offset.

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

The Company currently has approximately $118.5 million in federal and state NOLs, which based on current statutory tax rates, have potential fair value of approximately $46 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2013, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of December 31, 2013, because of the Company’s full valuation allowance on its net deferred tax assets.

The Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected if there is an “ownership change” as defined under Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, Comstock adopted a Section 382 stockholder rights plan (the “Rights Plan”). The Rights Plan was adopted to reduce the likelihood of such an unintended “ownership change” and thus assist in preserving the value of these tax benefits. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years. This plan was submitted to a vote and was approved by the Company’s stockholders on June 17, 2011.

The Company has not recorded any accruals related to uncertain tax positions as of December 31, 2013 and 2012, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2010 through 2012 tax years remain subject to examination by federal and most state tax authorities.

Income tax provision consists of the following as of December 31:

	2013	2012
Current:
Federal	$—	$—
State	(346)	—

	(346)	—
Deferred:
Federal	(269)	(1,013)
State	(49)	(185)

	(318)	(1,198)
Valuation allowance	318	1,198

Total income tax expense	$(346)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2013	2012
Deferred tax assets:
Inventory	$44	$1,051
Warranty	199	282
Net operating loss and tax credit carryforwards	46,191	45,330
Cancellation of debt gain	—	1
Accrued expenses	159	112
Stock based compensation	494	397

	47,087	47,173
Less—valuation allowance	(47,330)	(47,013)

Net deferred tax assets	(243)	160
Deferred tax liabilities:
Investments in affiliates	242	(136)
Depreciation and amortization	1	(24)

Net deferred tax liabilities	243	(160)

Net deferred tax assets (liabilities)	$—	$—

A reconciliation of the statutory rate and the effective tax rate follows:

	2013	2012
Federal statutory rate	(35.00)%	(35.00)%
State income taxes—net of federal benefit	(3.90)%	(3.90)%
Permanent differences	0.19%	0%
Tax reserve and other	(0.37)%	3.24%
Change in valuation allowance	15.66%	21.23%
Current state income tax	17.06%	0.00%
Other, net	23.42%	14.43%

Effective tax rate	17.06%	0%

18. QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2013 and 2012 are as follows (in thousands, except per share amounts):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Revenues	$11,557	$12,213	$9,572	$21,272
Operating income (loss)	1,039	(17)	406	1,316
Net income (loss) from continuing operations	1,066	114	250	1,235
Net income (loss) form discontinued operations	(4)	—	—	—
Pretax income (loss)	1,062	114	447	1,384
Net income (loss)	1,062	114	250	1,235
Net income (loss) attributable to Comstock Holding Companies, Inc.	723	(838)	(739)	(1,176)
Basic earnings (loss) per share	0.04	(0.04)	(0.03)	(0.07)
Diluted earnings (loss) per share	0.03	(0.04)	(0.03)	(0.07)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Revenues	$3,935	$4,244	$3,483	$2,640
Operating income (loss)	(2,369)	(3,089)	(4,485)	(2,082)
Net income (loss) from continuing operations	(1,428)	(1,879)	(4,166)	(2,050)
Net income (loss) form discontinued operations	5,482	(1,236)	(370)	8
Pretax income (loss)	4,054	(3,115)	(4,536)	(2,042)
Net income (loss)	4,054	(3,115)	(4,536)	(2,042)
Net income (loss) attributable to Comstock Holding Companies, Inc.	3,951	(3,115)	(4,496)	(2,005)
Basic earnings (loss) per share	0.19	(0.15)	(0.22)	(0.10)
Diluted earnings (loss) per share	0.19	(0.15)	(0.22)	(0.10)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year due to rounding.

19. SUBSEQUENT EVENTS

In the first quarter of 2014, Comstock VII made a total distribution in the amount of $1.0 million to the Comstock VII Class B Members of which $0.6 million was for the fourth quarter 2013 and the first two months of 2014 priority returns and $0.4 million was distributed as a return of capital.

In March 2014, the Company amended the mezzanine loan for the Townes at Shady Grove Metro and Momentum | Shady Grove projects (see Note 8) which had a maturity date of March 22, 2014. Based on the amendment, the maturity date was extended to December 22, 2014.