Form 10-Q
period 2014-03-31
Comstock Holding Companies, Inc.
filed 2014-05-15
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

As of May 15, 2014, 18,780,754 shares of the Class A common stock, par value $0.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$7,363	$11,895
Restricted cash	2,764	2,458
Trade receivables	523	346
Real estate inventories	41,075	39,843
Property, plant and equipment, net	223	243
Other assets	2,162	2,094

TOTAL ASSETS	$54,110	$56,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$7,139	$7,506
Notes payable - secured by real estate inventories	23,481	22,701
Notes payable - due to affiliates, unsecured	4,575	4,687
Notes payable - unsecured	2,451	2,580
Income taxes payable	144	346

TOTAL LIABILITIES	37,790	37,820

Commitments and contingencies (Note 8)	—	—
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 18,780,754 and 18,629,638 issued and outstanding, respectively	188	186
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	171,030	170,811
Treasury stock, at cost (426,633 shares Class A common stock)	(2,480)	(2,480)
Accumulated deficit	(165,958)	(164,379)

TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	2,807	4,165
Non-controlling interest	13,513	14,894

TOTAL EQUITY	16,320	19,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,110	$56,879

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the three months ended March 31,
	2014	2013
Revenues
Revenue—homebuilding	$7,831	$11,396
Revenue—other	123	161

Total revenue	7,954	11,557

Expenses
Cost of sales—homebuilding	6,256	8,796
Cost of sales—other	93	221
Impairment reversal	—	(722)
Sales and marketing	538	446
General and administrative	1,889	1,555
Interest, real estate taxes and indirect costs related to inactive projects	2	226

Operating (loss) income	(824)	1,035
Other income, net	55	27

Loss (income) before income tax expense	(769)	1,062
Income tax expense	(74)	—

Net (loss) income	(843)	1,062
Less: Net income attributable to non-controlling interests	736	339

Net (loss) income attributable to Comstock Holding Companies, Inc.	$(1,579)	$723

Basic net (loss) income per share	$(0.08)	$0.04
Diluted net (loss) income per share	$(0.08)	$0.03

Basic weighted average shares outstanding	20,935	20,524
Diluted weighted average shares outstanding	20,935	21,717

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

					Additional		Retained	Non-
	Class A		Class B		paid-in	Treasury	earnings	controlling
	Shares	Amount	Shares	Amount	capital	stock	(deficit)	interest	Total
Balance at December 31, 2012	17,628	$176	2,733	$27	$170,070	$(2,480)	$(162,349)	$935	$6,379
Stock compensation and issuances	615	6	—		198				204
Non-controlling interest distributions	—	—	—	—	136	—	—	6,859	6,995
Net income	—	—	—	—	—	—	723	339	1,062

Balance at March 31, 2013	18,243	$182	2,733	$27	$170,404	$(2,480)	$(161,626)	$8,133	$14,640

Balance at December 31, 2013	18,629	$186	2,733	$27	$170,811	$(2,480)	$(164,379)	$14,894	$19,059
Stock compensation and issuances	189	2	—	—	277	—	—	—	279
Shares withheld related to net share settlement of restricted stock awards	(38)	—	—	—	(58)	—	—	—	(58)
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,117)	(2,117)
Net (loss) income	—	—	—	—	—	—	(1,579)	736	(843)

Balance at March 31, 2014	18,780	$188	2,733	$27	$171,030	$(2,480)	$(165,958)	$13,513	$16,320

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(843)	$1,062
Adjustment to reconcile net (loss) income to net cash used in operating activities
Amortization of loan discount and deferred financing fees	69	166
Depreciation expense	24	11
Provision for bad debt	—	7
Undistributed earnings from unconsolidated joint venture	34	—
Impairment reversal	—	(722)
Amortization of stock compensation	134	171
Changes in operating assets and liabilities:
Restricted cash	(199)	(104)
Trade receivables	(177)	(76)
Real estate inventories	(1,216)	3,160
Other assets	(171)	(148)
Accrued interest	194	107
Accounts payable and accrued liabilities	(238)	445
Income taxes payable	(202)	—

Net cash (used in) provided by operating activities	(2,591)	4,079

Cash flows from investing activities:
Investment in unconsolidated joint venture	—	—
Purchase of property, plant and equipment	(4)	(26)
Restricted cash	(107)	—
Proceeds from sale of Cascades Apartments - operating real estate, net	—	274

Net cash (used in) provided by investing activities	(111)	248

Cash flows from financing activities:
Proceeds from notes payable	5,405	9,301
Payments on notes payable	(5,060)	(14,744)
Loan financing costs	—	(83)
Distributions to non-controlling interests	(2,117)	—
Contributions from non-controlling interests	—	6,995
Proceeds from exercise of stock options	—	—
Taxes paid related to net share settlement of equity awards	(58)	—

Net cash (used in) provided by financing activities	(1,830)	1,469

Net (decrease) increase in cash and cash equivalents	(4,532)	5,796
Cash and cash equivalents, beginning of period	11,895	3,539

Cash and cash equivalents, end of period	$7,363	$9,335

Supplemental disclosure for non-cash activity:
Interest paid, net of interest capitalized	$(263)	$(30)
Increase in class A common stock par value in connection with vesting and issuance of stock compensation	$2	$6
Accrued liability settled through issuance of stock	$129	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation is a multi-faceted real estate development and construction services company focused in the Washington, D.C. metropolitan area (Washington D.C., Northern Virginia and Maryland suburbs of Washington D.C.). The Company has substantial experience with building a diverse range of products including multi-family units, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. References in this Form 10-Q to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

The Company’s Class A common stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “CHCI” and has no public trading history prior to December 17, 2004.

For the three months ended March 31, 2014 and 2013, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

2. REAL ESTATE INVENTORIES

Real estate inventories consist of the following:

	March 31, 2014	December 31, 2013
Land and land development costs	$25,198	$26,805
Cost of construction (including capitalized interest and real estate taxes)	15,877	13,038

	$41,075	$39,843

In the three months ended March 31, 2014 and 2013, the Company sold three and four model home units, respectively, to third parties and concurrently executed market rate leasebacks of the units. The terms of the leasebacks provided for market rate rents ranging from $2 to $5 monthly over 6 to 12 month leases. The Company reviewed each transaction in accordance with the guidance in ASC 840-40, Leases – Sale-Leaseback Transactions, and determined that as “seller-lessee,” the Company relinquished the right to substantially all of the remaining use of the property sold, retaining only a minor portion of use in the model homes leased back and the leases contained no prohibitive terms of continued involvement, therefore, the Company accounted for the sale and leaseback as separate transactions in accordance with the guidance. The sale of the model homes is included within ‘Revenue-homebuilding’ in the accompanying consolidated statements of operations. The rental expenses related to the model home sale-leasebacks are capitalized to ‘Real estate inventories’ in accordance with ASC 970-340-25, Real Estate Project Costs.

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

The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$510	$963
Additions	38	40
Releases and/or charges incurred	(34)	(19)

Balance at end of period	$514	$984

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended March 31,
	2014	2013
Total interest incurred and capitalized	$530	$465
Total real estate taxes incurred and capitalized	53	76

Total interest and real estate taxes incurred and capitalized	$583	$541

Interest expensed as a component of cost of sales	$52	$904
Real estate taxes expensed as a component of cost of sales	31	105

Interest and real estate taxes expensed as a component of cost of sales	$83	$1,009

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects.

	Three Months Ended March 31,
	2014	2013
Total interest incurred and expensed for inactive projects	$—	$57
Total real estate taxes incurred and expensed for inactive projects	2	33
Total production overhead incurred and expensed for inactive projects	—	136

	$2	$226

5. INCOME (LOSS) PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income per share for the three months ended March 31, 2014 and 2013 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three months ended March 31, 2014 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the restricted stock awards, stock options and warrants would be anti-dilutive. As a result of net losses for the three months ended March 31, 2014, approximately 367 restricted stock awards, 277 stock options and 660 warrants were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2013, approximately 144 stock options and 8 warrants were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

The computation of basic and diluted shares outstanding is as follows:

	Three Months Ended
	March 31,
	2014	2013
Computation of basic shares outstanding
Weighted average common shares outstanding - basic	20,935	20,524

Computation of diluted shares outstanding
Weighted average common shares outstanding - basic	20,935	20,524
Dilutive effect of restricted stock awards	—	527
Dilutive effect of stock options	—	193
Dilutive effect of warrants	—	473

Weighted average common shares outstanding - diluted	20,935	21,717

6. SEGMENT DISCLOSURES

We operate our business through three segments: Homebuilding, Multi-family and Real Estate Services. We are currently focused on the Washington, D.C. area market.

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

	Homebuilding	Multi-family	Real Estate Services	Total
Three Months Ended March 31, 2014
Gross revenue	$7,831	$—	$123	$7,954
Gross profit	1,575	—	30	1,605
Net (loss) income	(873)	—	30	(843)
Total assets	53,871	—	239	54,110
Depreciation and amortization	24	—	—	24
Interest expense	—	—	—	—

Three Months Ended March 31, 2013
Gross revenue	$11,449	$—	$108	$11,557
Gross profit	2,419	—	121	2,540
Net income	942	—	120	1,062
Total assets	41,192	—	877	42,069
Depreciation and amortization	182	—	—	182
Interest expense	57	—	—	57

The Company allocates sales, marketing, general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations, based upon its estimate of time allocable to the segment or based upon overall pro rata revenue generation.

7. INCOME TAX

The Company recorded valuation allowances for certain tax attributes and other deferred tax assets. Currently, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. The Company has recorded a tax provision of $74 for the three months ended March 31, 2014, based on an effective tax rate of 10%, related to statutory tax rates in the District of Columbia where the Company has no deferred tax benefit to offset the tax liability. No such provision was recorded for the three months ended March 31, 2013.

The Company currently has approximately $118.5 million in federal and state NOLs, which based on current statutory tax rates represents approximately $46 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 (“Section 382”), if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of March 31, 2014, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of March 31, 2014, because of the Company’s full valuation allowance on its net deferred tax assets.

The Company has not recorded any accruals for tax uncertainties as of March 31, 2014 and 2013, respectively. We file U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. The 2010 through 2013 tax years remain subject to examination by federal and most state tax authorities that we are subject to.

8. COMMITMENTS AND CONTINGENCIES

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

Letters of credit and performance bonds

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At March 31, 2014 and 2013, the Company had $5.7 million and $0.1 million in letters of credit, respectively, and $0.8 million and $1.0 million in performance and payment bonds, respectively, to third parties. We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of March 31, 2014 and 2013, we had approximately $152 and $0, respectively, in these escrow accounts, which is included in ‘Restricted cash’ in the consolidated balance sheets. No amounts have been drawn against the letters of credit or performance bonds.

9. RELATED PARTY TRANSACTIONS

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease are as follows:

2014	$234
2015	320
2016	329
2017	167
2018	—

Total	$1,050

For the three months ended March 31, 2014 and 2013, total payments made under this lease agreement were $76 and $74, respectively. As of March 31, 2014, the Company recorded a straight–line rent payable of $25, which is included in ‘Accounts payable and accrued liabilities’ in the consolidated balance sheets.

Comstock Services, L.C., a subsidiary of the Company, entered into a Subcontract Agreement with Davis Construction, LLC to perform site work and land development for a project known as Loudoun Station in Loudoun County, Virginia. Comstock Partners, L.C., an entity wholly-owned by our Chief Executive Officer of the Company, is the owner of the Loudoun Station project. The total contract value was $5.0 million and the project was completed in October 2012. As of March 31, 2013 the Company was owed $0.7 million under this contract, which was included in ‘Trade receivables’ in the consolidated balance sheets. This amount was collected in the second half of 2013 and no amount was outstanding as of March 31, 2014.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended March 31, 2014 and 2013 the Company billed Comstock Asset Management, L.C. $102 and $112, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of March 31, 2014 and December 31, 2013, the Company was owed $102 and $61, respectively, under this contract, which is included in ‘Trade receivables’ in the consolidated balance sheets.

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by the Chief Executive Officer of the Company, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to unpaid principal outstanding, beginning on April 1, 2013. For the three months ended March 31, 2014, the Company made payments of $150 under the Extension Agreement. No similar payments were made during the three months ended March 31, 2013.

See Note 10 for a summary of the Comstock VII Private Placement and Comstock VIII Private Placement, which involved certain of our officers and directors.

10. VARIABLE INTEREST ENTITY

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

Consolidated Real Estate Inventories

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During the first quarter of 2014, New Hampshire Ave. Ventures, LLC, distributed $1.1 million to the 6000 New Hampshire Avenue, its non-controlling interest member. No distributions were made in the first quarter of 2013.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of Comstock Holding Companies, Inc. and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units in Loudoun County, Virginia. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. No distributions were made in the three months ended March 31, 2014 or 2013.

On March 14, 2013, Comstock VII entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”), pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock VII for an aggregate amount of $7.3 million (the “Comstock VII Private Placement”). The Comstock VII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VII Private Placement, the Company issued 112 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $146. Comstock VII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the former Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. The Subscription Agreement provides that the Comstock VII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the interests of the Comstock VII Class B Members, provided that (i) all of the Comstock VII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VII Class B Members’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Comstock VII Private Placement provides capital related to the current and planned construction of the Company’s following projects: Townes at Shady Grove Metro in Rockville, Maryland consisting of 36 townhomes, Momentum | Shady Grove consisting of 117 condominium units, City Homes at the Hampshires in Washington D.C. consisting of 38 single family residences, Townes at the Hampshires in Washington, D.C. consisting of 73 townhomes, Single Family Homes at Falls Grove project in Prince William County, Virginia consisting of 19 singles family homes and Townes at Falls Grove project in Prince William County, Virginia consisting of 110 townhomes (collectively, the “Projects”). Proceeds of the Comstock VII Private Placement are to be utilized (A) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. During the first quarter of 2014, the Company paid distributions in the amount of $1.0 million to the Comstock VII Class B Members. No distributions were made in the three months ended March 31, 2013.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). The Comstock VIII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VIII Private Placement, the Company issued 102 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Operating Officer and the Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement will be used for the current and planned construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement are to be utilized (A) to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. No distributions were paid to the Comstock VIII Class B Members to date.

At March 31, 2014 and December 31, 2013 total assets of these VIEs were approximately $46.4 million and $46.3 million, respectively, and total liabilities were approximately $27.6 million and $27.4 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the consolidated balance sheets.

11. UNCONSOLIDATED JOINT VENTURE

On April 10, 2013, the Company formed Superior Title Services, L.C., a joint venture, together with Stewart Title & Escrow, Inc and Stewart Title Group, LLC, unaffiliated third parties (together, “the Stewart Group”). The joint venture was established for the purpose of engaging in the general title insurance business. The Company owns a 50% profit/loss allocation percentage and related equity investment in the joint venture. The entity was initially capitalized through a $7 contribution each from the Company and the Stewart Group. The Company accounts for its interest in this venture using the equity method of accounting and adjusts the carrying value for our proportionate share of the unconsolidated joint venture’s earnings, losses and distributions. The investment in the unconsolidated joint venture is included within ‘Other assets’ in the consolidated balance sheets as of March 31, 2014. Earnings from this unconsolidated joint venture of $16 is included in ‘Other income, net’ in the accompanying consolidated statement of operations for the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company collected and recorded a distribution of $50 from this joint venture as a return on investment. There were no investments, earnings and distributions in unconsolidated joint ventures for the three months ended March 31, 2013.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended March 31,
	2014	2013
Statement of Operations:
Total net revenue	$61	$—
Total expenses	29	—

Net income	$32	$—

Comstock Holding Companies, Inc. share of net income	$16	$—

12. CREDIT FACILITIES

Notes payable consisted of the following:

	March 31,	December 31,
	2014	2013
Construction revolvers	$4,947	$4,053
Development and acquisition notes	12,147	12,304
Mezzanine notes	6,387	6,344

Total secured notes	23,481	22,701

Unsecured note	2,451	2,580
Notes payable to affiliate, unsecured	4,575	4,687

Total notes payable	$30,507	$29,968

Construction, development and mezzanine debt - Secured

The Company enters into secured acquisition and development loan agreements to purchase and develop land parcels. In addition, the Company enters into secured construction loan agreements for the construction of its real estate inventories. The loans are repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement.

As of March 31, 2014 the Company had secured construction revolving credit facilities with a maximum loan commitment of $21.9 million. The Company may borrow under its facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the first closings of homes sold, subject to a minimum release price. Interest rates charged under the facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. As of March 31, 2014, the Company had approximately $17.0 million of unused loan commitments. The Company had $4.9 million and $4.1 million of outstanding construction borrowings as of March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, the weighted average interest rate on the Company’s outstanding construction revolving facility was 5.3% per annum.

As of March 31, 2014, the Company had approximately $26.1 million of aggregate acquisition and development loan commitments of which $12.1 million was outstanding. The loans have maturity dates ranging from May 2014 to December 2015, including extensions subject to certain conditions and bear interest at a rate based on LIBOR and Prime Rate pricing options, with interest rate floors ranging from 4.0% to 6.0%. At December 31, 2013, the Company had approximately $12.3 million in outstanding acquisition and development loans. As of March 31, 2014 and December 31, 2013, the weighted average interest rate was 4.8% per annum and 4.9% per annum, respectively.

As of March 31, 2014, the Company had two secured mezzanine loans. The first mezzanine loan had a loan commitment and outstanding balance of $3.0 million at March 31, 2014 and December 31, 2013. This mezzanine financing was utilized to acquire land for the development of the City Homes at the Hampshires and the Townes at the Hampshires projects. The first mezzanine loan bears a fixed interest rate of 13.5% per annum paid on a monthly basis, with the full principal balance due at maturity, September 22, 2015. The mezzanine loan is secured by a second deed of trust.

The second mezzanine loan is being used to finance the development of the Townes at Shady Grove Metro and Momentum| Shady Grove projects. The maximum principal commitment amount of this loan was $3.2 million of which $3.2 million was outstanding as of March 31, 2014. This financing carries an interest rate of 12% of which half of the interest (6%) is paid on a monthly basis while the other half is being accrued and paid at maturity. A portion of this financing, $1.1 million principal plus accrued interest matures in December 2014 with the remaining $2.1 million principal balance plus accrued interest maturing in March 2015. This loan is guaranteed by the Company and the Company’s Chief Executive Office.

Unsecured note

At March 31, 2014 and December 31, 2013, the Company had balances of $2.5 million and $2.6 million, respectively, outstanding to a major bank under a 10-year unsecured note. Interest is charged on this financing at LIBOR plus 2.2%. At March 31, 2014 and December 31, 2013, the interest rate was 2.4%. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate—unsecured

As of March 31, 2014, the Company has one senior unsecured note with Stonehenge Funding L.C, an entity wholly-owned by the Chief Executive Officer of the Company. During fiscal year 2013, the Company and Stonehenge, entered into an agreement extending the maturity date of the loan from July 20, 2013 to January 1, 2016. Interest is charged to the loan based on LIBOR plus 3% per annum. As of March 31, 2014 and December 31, 2013, the interest rate was 3.6% per annum. The Company had approximately $4.6 million and $4.7 million in outstanding borrowings as of March 31, 2014 and December 31, 2013, respectively. Under the terms of the extension agreement, the Company is required to make a monthly payment of $50 which is allocated first to accrued and unpaid interest and then to unpaid principal.

As of March 31, 2014, maturities and/or curtailment obligations of all borrowings are as follows:

2014	$10,720
2015	12,761
2016	4,575
2017	—
2018	2,451

Total	$30,507

13. FAIR VALUE DISCLOSURES

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

	March 31,	December 31,
	2014	2013
Carrying amount	$30,507	$29,968
Fair value	$28,684	$27,943

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

14. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three months ended March 31, 2014, the Company did not issue any stock options. In the three months ended March 31, 2013, the Company issued 30 stock options with a fair value of $19 and these options vest over four years. No restricted stock awards were issued for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014 and 2013, total stock-based compensation cost was $150 and $204, respectively. For the three months ended March 31, 2014, $16 was capitalized to ‘Real estate inventories’ and $134 was charged to sales, marketing, general and administrative expenses. For the three months ended March 31, 2013, $33 was capitalized to ‘Real estate inventories’ and $171 was charged to sales, marketing, general and administrative expenses

Under net settlement procedures currently applicable to our outstanding restricted stock awards for employees, upon each settlement date and election by the employees, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the trading day immediately preceding the applicable settlement date. The remaining amounts are delivered to the recipient as shares of our common stock. We settled 125 restricted stock awards in the three months ended March 31, 2014, of which, 38 restricted stock awards were net settled by withholding shares, which represented the employees’ minimum statutory obligation for each such employee’s applicable income and other employment taxes and remitted cash totaling of $58 to the appropriate tax authorities. The amount remitted to the tax authorities for the employees’ tax obligation to the tax authorities was reflected as a financing activity in the accompanying consolidated statements of cash flows. These shares withheld by us as a result of the net settlement election are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share.

As of March 31, 2014, the weighted-average remaining contractual term of unexercised stock options was 6.9 years. As of March 31, 2014 and December 31, 2013, there was $664 and $843, respectively, of unrecognized compensation cost related to stock issuances granted.

15. SUBSEQUENT EVENTS

In April 2014, the Company made distributions in the amount of $1.1 million to the Comstock VII Class B Members representing the priority return and partial return of capital as of March 2014.

In April 2014, Comstock Eastgate, L.C. distributed $1.0 million to its non-controlling interest member, BridgeCom Development II, LLC.

In May 2014, New Hampshire Ave. Ventures, LLC, distributed $0.5 million to its non-controlling interest member, 6000 New Hampshire Avenue.

On May 6, 2014, the Company amended the Yorkshire loan with Cardinal bank, classified under secured notes with has a maximum loan commitment amount of $7.7 million, extending the maturity date by a year to May 7, 2015.

On May 9, 2014, the Company announced a change within its senior management team, the resignation of Gregory V. Benson as President and Chief Operating Officer effective May 5, 2014. Financial terms of Mr. Benson’s separation are under negotiation.

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

Cautionary Notes Regarding Forward-looking Statements

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “ likely,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; economic risks in the markets in which we operate, including actions related to government spending; delays in governmental approvals and/or land development activity at our projects; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our actual results could differ materially from these projected or suggested by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including multi-family units, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Multi-family and Real Estate Services as further discussed in Note 6 of our consolidated financial statements. We are currently focused on the Washington, D.C. metropolitan area, which is the seventh largest metropolitan statistical area in the United States.

We currently have communities under development in multiple counties throughout the Washington, D.C. area market. At March 31, 2014, we either owned or controlled under purchase option agreements approximately 474 building lots.

The following table summarizes certain information for our owned or controlled communities as of March 31, 2014:

	As of March 31, 2014
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Lots Owned Unsold	Lots under Option Agreement Unsold	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires (1)	DC	SF	38	22	1	15	—	$745
Townes at the Hampshires (1)	DC	TH	73	19	6	48	—	$555
Villas at Eastgate (1)	VA	Condo	66	54	10	2	—	$398
Single Family Homes at Falls Grove (1)	VA	SF	19	—	—	19	—	$—
Townes at Falls Grove (1)	VA	TH	110	10	11	89	—	$300
Townes at Shady Grove Metro (1)	MD	TH/SF	39	—	9	30	—	$639
Momentum | Shady Grove (1)	MD	Condo	117	—	—	117	—	$—
Emerald Farm (4)	MD	SF	84	78	—	6	—	$452
Townes at Maxwell Square (1)	MD	TH	45	—	4	41	—	$408
Townes at Hallcrest (1)	VA	TH	42	—	—	42	—	$—
The Oaks of Highlands(5)	VA	SF	24	—	—	24	—	$—

Total			657	183	41	433	—	$472

(1)	Community in development and/or construction with units available for sale.
(2)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium and “MF” means multi-family.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	Developed and planned for construction activities in 2014.
(5)	Development and construction activities planned for 2014.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements and backlog for the three month periods ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013

Gross new orders	37	39
Cancellations	5	6
Net new orders	32	33
Gross new order revenue	$16,279	$18,272
Cancellation revenue	$2,273	$3,078
Net new order revenue	$14,005	$15,194
Average gross new order price	$440	$469
Settlements	19	21
Settlement revenue - homebuilding	$7,831	$11,396
Average settlement price	$412	$543
Backlog units	41	21
Backlog revenue	$18,517	$9,219
Average backlog price	$452	$439

Revenue – homebuilding

At March 31, 2014, we had a total of 41 units in backlog to generate future revenue of $18.5 million as compared to $9.2 million from 21 units at March 31, 2013, resulting in 100% increase. The number of homes delivered for the three months ended March 31, 2014 was 19 as compared to 21 homes for the same period in the prior year. Average revenue per home delivered for the three months ended March 31, 2014 was $412 compared to $543 for the three months ended March 31, 2013. Revenue from homebuilding decreased by $3.6 million to $7.8 million for the three months ended March 31, 2014 as compared to $11.4 million for the same period in the prior year as a result of the decrease in the number of homes and the mix of units settled. For the three months ended March 31, 2014, the Company settled 19 homes (10 units at Falls Grove, 8 units at The Hampshires and 1 unit at Eastgate) as compared to 21 units (2 units at Penderbrook, 8 units at Eclipse, 6 units at the Hampshires and 5 units at Eastgate) for the three months ended March 31, 2013. In addition, our homebuilding gross margin percentage for the three months ended March 31, 2014 decreased by 2.7% to 20.1%, as compared to 22.8% for the three months ended March 31, 2013. The decrease noted in revenue and margins was a result of the decrease in the number of homes and the mix of units settled, in addition to adverse weather conditions delaying development and construction activities as compared to prior year.

Revenue – other

Revenue-other decreased approximately $38 to $123 during the three months ended March 31, 2014, as compared to $161 for the three months ended March 31, 2013. The decrease primarily relates to revenue from rental operations, as the number of rental units at Penderbrook and Eclipse continued to decline until all units were sold in the second quarter of 2013.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended March 31, 2014 decreased by $2.5 million to $6.3 million, as compared to $8.8 million for the three months ended March 31, 2013. The unit mix and number of homes settled during the quarter accounted for the decrease in the aggregate cost of sales amount.

Cost of sales – other

Cost of sales – other decreased approximately $128 to $93 for the three months ended March 31, 2014 as compared to $221 for the three months ended March 31, 2013. As a result of the continued absorption and sale of the condominium units at Penderbrook and Eclipse, the decline in the number of units used in rental operations resulted in a decrease in cost of sales – other.

Impairment reversal

We evaluate all of our projects to the extent of the existence of any impairment indicators requiring evaluation to determine if recorded carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale. Due to a change to an individual unit retail sale model from our previous bulk sale disposition strategy for the Eclipse project, we reversed a previously recorded impairment charge of $0.7 million during the three months ended March 31, 2013. There were no similar actions in the current year. See Note 13 to the consolidated financial statements for further discussions and the basis for the impairment reversal.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2014 increased by $0.1 million to $0.5 million, as compared to $0.4 million for the three months ended March 31, 2013. The increase in sales and marketing expenses over the same period in the prior year is directly attributable to increases in the number of active developments and marketing efforts.

General and administrative

General and administrative expenses for the three months ended March 31, 2014 increased $0.3 million to $1.9 million, as compared to $1.6 million for the three months ended March 31, 2013. The increase in general and administrative expenses over the three month period is attributable to additional full time employees.

Income taxes

The Company recorded a tax provision of $74 for the three months ended March 31, 2014, based on an effective tax rate of 10%, related to statutory tax rates in the District of Columbia where the Company has no deferred tax benefit to offset the tax liability. No such provision was recorded for the three months ended March 31, 2013.

Liquidity and Capital Resources

We require capital to operate, to make deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and will continue to include, funds derived from various secured and unsecured borrowings, project level equity raises cash flow from operations, which includes the sale and delivery of constructed homes, rental apartment projects, finished and raw building lots and the sale of equity and debt securities.

The Company is involved in ongoing discussions with lenders and potential equity investors in an effort to provide additional growth capital to fund various new business opportunities. We are anticipating that through a combination of current available cash on hand, the additional cash from settlement proceeds, proceeds from debt, project level raises and the cash generated from settlements at our new communities currently under development, the Company will have sufficient financial resources to service its debt, invest in new projects, and cover its overhead/working capital through the next 12 months.

Credit Facilities

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. Refer to Note 12 in the consolidated financial statements for details of our credit facilities and maturities of all of our borrowings.

Cash Flow

Net cash used in operating activities was $2.6 million for the three months ended March 31, 2014. This represents a decrease from the net cash provided by operating activities of $4.1 million for the three months ended March 31, 2013. The change is primarily attributable to the increase in cash out flow for real estate inventories as the Company continues to invest in new projects and positions itself for growth, as well as the impact of adverse weather conditions delaying the development of projects and the related construction of homes for sale.

Net cash used in financing activities was $1.8 million for the three months ended March 31, 2014, primarily attributable to the distributions made to non-controlling interest members including preferred returns. Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2013, primarily attributable to the proceeds from the Comstock VII private placement of $7.0 million offset by $5.4 million net repayment of notes payable.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2014 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There have been no material changes to the legal proceedings discussed under “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.	RISK FACTORS

Other than as subsequently discussed, there have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

We are dependent on the services of certain key employees, and the loss of their services could harm our business.

Our success largely depends on the continuing services of certain key employees, including Christopher Clemente, our Chairman and Chief Executive Officer; Jubal Thompson, our General Counsel and Secretary; and Joseph Squeri, our Chief Financial Officer. Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Messrs. Clemente, Thompson and Squeri each possess valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of these or other key employees could harm our operations, business plans and cash flows

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 15, 2014	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/S/ JOSEPH M. SQUERI
Joseph M. Squeri Chief Financial Officer (Principal Financial Officer)