Form 10-Q
period 2014-06-30
Comstock Holding Companies, Inc.
filed 2014-08-13
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

As of August 13, 2014, 18,818,869 shares of Class A common stock, par value $0.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$4,814	$11,895
Restricted cash	2,956	2,458
Trade receivables	1,299	346
Real estate inventories	43,387	39,843
Property, plant and equipment, net	202	243
Other assets	2,848	2,094

TOTAL ASSETS	$55,506	$56,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$10,791	$7,506
Notes payable—secured by real estate inventories	25,151	22,701
Notes payable—due to affiliates, unsecured	4,462	4,687
Notes payable—unsecured	2,322	2,580
Income taxes payable	33	346

TOTAL LIABILITIES	42,759	37,820

Commitments and contingencies (Note 8)	—	—
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 18,810,281 and 18,629,638 issued and outstanding, respectively	188	186
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	171,021	170,811
Treasury stock, at cost (426,633 shares Class A common stock)	(2,480)	(2,480)
Accumulated deficit	(167,622)	(164,379)

TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	1,134	4,165
Non-controlling interest	11,613	14,894

TOTAL EQUITY	12,747	19,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,506	$56,879

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Revenue—homebuilding	$11,657	$11,987	$19,488	$23,383
Revenue—other	143	226	266	387

Total revenue	11,800	12,213	19,754	23,770
Expenses
Cost of sales—homebuilding	9,459	9,621	15,715	18,417
Cost of sales—other	85	276	178	497
Impairment reversal	—	—	—	(722)
Sales and marketing	559	511	1,097	957
General and administrative	2,318	1,704	4,207	3,259
Interest, real estate taxes and indirect costs related to inactive projects	3	118	5	344

Operating (loss) income	(624)	(17)	(1,448)	1,018
Other income, net	12	131	67	158

(Loss) income before income tax expense	(612)	114	(1,381)	1,176
Income tax expense	(57)	—	(131)	—

Net (loss) income	(669)	114	(1,512)	1,176
Net income attributable to non-controlling interests	995	952	1,731	1,291

Net loss attributable to Comstock Holding Companies, Inc.	$(1,664)	$(838)	$(3,243)	$(115)

Basic net loss per share	$(0.08)	$(0.04)	$(0.15)	$(0.01)
Diluted net loss per share	$(0.08)	$(0.04)	$(0.15)	$(0.01)
Basic weighted average shares outstanding	21,089	20,674	21,012	20,599
Diluted weighted average shares outstanding	21,089	20,674	21,012	20,599

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Class A		Class B		Additional paid-in	Treasury	Retained earnings	Non- controlling
	Shares	Amount	Shares	Amount	capital	stock	(deficit)	interest	Total
Balance at December 31, 2012	17,628	$176	2,733	$27	$170,070	$(2,480)	$(162,349)	$935	$6,379
Stock compensation and issuances	754	7	—	—	328	—	—	—	335
Warrants	25	1	—	—	(1)	—	—	—	—
Shares withheld related to net share settlement of restricted stock awards	(11)	—	—	—	(8)	—	—	—	(8)
Non-controlling interest contributions	—	—	—	—	146	—	—	7,763	7,909
Net (loss) income	—	—	—	—	—	—	(115)	1,291	1,176

Balance at June 30, 2013	18,396	$184	2,733	$27	$170,535	$(2,480)	$(162,464)	$9,989	$15,791

Balance at December 31, 2013	18,629	$186	2,733	$27	$170,811	$(2,480)	$(164,379)	$14,894	$19,059
Stock compensation and issuances	222	2	—	—	272	—	—	—	274
Shares withheld related to net share settlement of restricted stock awards	(41)	—	—	—	(62)	—	—	—	(62)
Non-controlling interest distributions	—	—	—	—	—	—	—	(5,012)	(5,012)
Net (loss) income	—	—	—	—	—	—	(3,243)	1,731	(1,512)

Balance at June 30, 2014	18,810	$188	2,733	$27	$171,021	$(2,480)	$(167,622)	$11,613	$12,747

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(1,512)	$1,176
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities
Amortization of loan discount and deferred financing fees	142	305
Depreciation expense	48	25
Provision for bad debt	10	2
Earnings from unconsolidated joint venture, net of distributions	29	42
Impairment reversal	—	(722)
Amortization of stock compensation	96	278
Changes in operating assets and liabilities:
Restricted cash—purchaser deposits	(296)	(372)
Trade receivables	(963)	(66)
Real estate inventories	(3,528)	132
Other assets	(880)	(482)
Accrued interest	416	(116)
Accounts payable and accrued liabilities	3,447	2,623
Income taxes payable	(313)	—

Net cash (used in) provided by operating activities	(3,304)	2,825

Cash flows from investing activities:
Investment in unconsolidated joint venture	—	(7)
Purchase of property, plant and equipment	(7)	(69)
Restricted cash	(202)	—
Proceeds from sale of Cascades multi-family—operating real estate, net	—	279

Net cash (used in) provided by investing activities	(209)	203

Cash flows from financing activities:
Proceeds from notes payable	12,841	16,235
Payments on notes payable	(11,290)	(19,170)
Loan financing costs	(45)	(123)
Distributions to non-controlling interests	(5,012)	—
Contributions from non-controlling interests	—	7,909
Proceeds from exercise of stock options	—	1
Taxes paid related to net share settlement of equity awards	(62)	(8)

Net cash (used in) provided by financing activities	(3,568)	4,844

Net (decrease) increase in cash and cash equivalents	(7,081)	7,872
Cash and cash equivalents, beginning of period	11,895	3,539

Cash and cash equivalents, end of period	$4,814	$11,411

Supplemental disclosure for non-cash activity:
Interest paid, net of interest capitalized	$(417)	$212
Increase in class A common stock par value in connection with vesting and issuance of stock compensation	$2	$8
Accrued liability settled through issuance of stock	$162	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

For the three and six months ended June 30, 2014 and 2013, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

Recently Issued Accounting Standards

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-08”). ASU 2014-08 is intended to change the criteria for reporting discontinued operations and enhance disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations that has a major effect on the entity’s operations and financial results should be presented as discontinued operations. If the disposal does qualify as a discontinued operation, the entity will be required to provide expanded disclosures, as well as disclosure of the pretax income attributable to the disposal of a significant part of an entity that does not qualify as a discontinued operation. ASU 2014-08 will be effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 will be effective for fiscal year beginning after December 1, 2017 and subsequent interim periods. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

2. REAL ESTATE INVENTORIES

Real estate inventories consist of the following:

	June 30,	December 31,
	2014	2013
Land and land development costs	$26,108	$26,805
Cost of construction (including capitalized interest and real estate taxes)	17,279	13,038

	$43,387	$39,843

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

The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at beginning of period	$514	$984	$510	$963
Additions	306	44	344	84
Releases and/or charges incurred	(98)	(16)	(132)	(35)

Balance at end of period	$722	$1,012	$722	$1,012

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total interest incurred and capitalized	$551	$439	$1,080	$904
Total real estate taxes incurred and capitalized	51	20	104	96

Total interest and real estate taxes incurred and capitalized	$602	$459	$1,184	$1,000

Interest expensed as a component of cost of sales	$89	$1,071	$141	$1,975
Real estate taxes expensed as a component of cost of sales	25	100	56	205

Interest and real estate taxes expensed as a component of cost of sales	$114	$1,171	$197	$2,180

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total interest incurred and expensed for inactive projects	$—	$16	$—	$73
Total real estate taxes incurred and expensed for inactive projects	3	14	5	47
Total production overhead incurred and expensed for inactive projects	—	88	—	224

	$3	$118	$5	$344

5. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income per share for the three and six months ended June 30, 2014 and 2013 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and six months ended June 30, 2014 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the periods, unless the restricted stock awards, stock options and warrants would be anti-dilutive.

As a result of net losses for the three and six months ended June 30, 2014 and 2013, the following have been excluded from the diluted share computation as their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Restricted stock awards	261	662	279	593
Stock options	157	370	188	293
Warrants	404	1,057	543	863

	822	2,089	1,010	1,749

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

	Homebuilding	Multi-family	Real Estate Services	Total
Three Months Ended June 30, 2014
Gross revenue	$11,657	$—	$143	$11,800
Gross profit	2,198	—	58	2,256
Net (loss) income	(727)	—	58	(669)
Total assets	55,143	—	363	55,506
Depreciation and amortization	24	—	—	24
Interest expense	—	—	—	—
Three Months Ended June 30, 2013
Gross revenue	$11,990	$—	$223	$12,213
Gross profit	2,201	—	115	2,316
Net income	12	—	102	114
Total assets	46,647	—	1,036	47,683
Depreciation and amortization	121	—	—	121
Interest expense	16	—	—	16
Six Months Ended June 30, 2014
Gross revenue	$19,488	$—	$266	$19,754
Gross profit	3,773	—	88	3,861
Net (loss) income	(1,600)	—	88	(1,512)
Total assets	55,143	—	363	55,506
Depreciation and amortization	48	—	—	48
Interest expense	—	—	—	—
Six Months Ended June 30, 2013
Gross revenue	$23,439	$—	$331	$23,770
Gross profit	4,620	—	236	4,856
Net income	954	—	222	1,176
Total assets	46,647	—	1,036	47,683
Depreciation and amortization	303	—	—	303
Interest expense	73	—	—	73

The Company allocates sales, marketing, general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations or based upon overall pro rata revenue generation.

7. INCOME TAX

The Company recorded valuation allowances for certain tax attributes and other deferred tax assets. Currently, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. The Company has recorded a tax provision of $57 and $131 for the three and six months ended June 30, 2014, respectively, based on an effective tax rate of 4% related to statutory tax rates in the District of Columbia where the Company has no deferred tax benefit to offset the tax liability. No such provision was recorded for the three and six months ended June 30, 2013.

The Company currently has approximately $118 million in federal and state net operating losses (NOLs), which based on current statutory tax rates represents approximately $46 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 (“Section 382”), if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of June 30, 2014, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of June 30, 2014, because of the Company’s full valuation allowance on its net deferred tax assets.

The Company has not recorded any accruals for tax uncertainties as of June 30, 2014 and 2013. We file U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. The 2010 through 2013 tax years remain subject to examination by federal and most state tax authorities that we are subject to.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. The letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At June 30, 2014 and 2013, the Company had $4.3 million and $3.6 million in letters of credit, respectively, and $4.3 million and $1.0 million in performance and payment bonds, respectively, outstanding to third parties. No amounts have been drawn against the letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of June 30, 2014 and 2013, we had approximately $282 and $0, respectively, in these escrow accounts, which is included in ‘Restricted cash’ in the consolidated balance sheets.

9. RELATED PARTY TRANSACTIONS

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease are as follows:

2014	$158
2015	320
2016	329
2017	167

Total	$974

For the three months ended June 30, 2014 and 2013, total payments made under this lease agreement were $76 and $49, respectively. For the six months ended June 30, 2014 and 2013, total payments under this lease agreement were $152 and $124, respectively. As of June 30, 2014, the Company recorded a straight–line rent payable of $28, which is included in ‘Accounts payable and accrued liabilities’ in the consolidated balance sheets.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended June 30, 2014 and 2013, the Company billed Comstock Asset Management, L.C. $131 and $114, respectively, for services and out-of-pocket expenses incurred. For the six months ended June 30, 2014 and 2013, Comstock Asset Management, L.C. was billed $233 and $226, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of June 30, 2014 and December 31, 2013, the Company was owed $131 and $61, respectively, under this contract, which is included in ‘Trade receivables’ in the consolidated balance sheets.

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by our Chief Executive Officer, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to unpaid principal outstanding, beginning on April 1, 2013. For the three and six months ended June 30, 2014, the Company made payments of $150 and $300, respectively, under the Extension Agreement. For the three and six months ended June 30, 2013, the Company made payments of $150.

See Note 10 for a summary of the Comstock VII Private Placement and Comstock VIII Private Placement, which involved certain of our officers and directors.

In connection with the departure of Gregory V. Benson, our former President and Chief Operating Officer, in May 2014, the Company entered into a Separation Agreement on June 24, 2014. See Note 15 for a summary of the Separation Agreement.

10. VARIABLE INTEREST ENTITY

Consolidated Real Estate Inventories

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During the six months ended June 30, 2014, New Hampshire Ave. Ventures, LLC, distributed $1.9 million to its non-controlling interest member, the 6000 New Hampshire Avenue, LLC. No distributions were made in the six months ended June 30, 2013.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of Comstock Holding Companies, Inc. and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units in Loudoun County, Virginia. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. In the six months ended June 30, 2014, Comstock Eastgate, L.C. distributed $1.0 million to its non-controlling interest member, BridgeCom Development II, LLC. No distributions were made in the six months ended June 30, 2013.

On March 14, 2013, Comstock VII entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”), pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock VII for an aggregate amount of $7.3 million (the “Comstock VII Private Placement”). The Comstock VII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VII Private Placement, the Company issued 112 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $146. Comstock VII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the former Chief Operating Officer, Chief Financial Officer and General Counsel of the Company. The Subscription Agreement provides that the Comstock VII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the interests of the Comstock VII Class B Members, provided that (i) all of the Comstock VII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VII Class B Members’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Comstock VII Private Placement provides capital related to the current and planned construction of the Company’s following projects: Townes at Shady Grove Metro in Rockville, Maryland consisting of 36 townhomes, Momentum | Shady Grove consisting of 117 condominium units, City Homes at the Hampshires in Washington D.C. consisting of 38 single family residences, Townes at the Hampshires in Washington, D.C. consisting of 73 townhomes, Single Family Homes at Falls Grove project in Prince William County, Virginia consisting of 19 single family homes and Townes at Falls Grove project in Prince William County, Virginia consisting of 110 townhomes (collectively, the “Projects”). Proceeds of the Comstock VII Private Placement are to be utilized (A) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. During the six months ended June 30, 2014, the Company paid distributions in the amount of $2.1 million to the Comstock VII Class B Members which were considered non controlling interests. No distributions were made in the six months ended June 30, 2013.

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

At June 30, 2014 and December 31, 2013 total assets of these VIEs were approximately $48.7 million and $46.3 million, respectively, and total liabilities were approximately $32.1 million and $27.4 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the consolidated balance sheets.

11. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for our proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture is included within ‘Other assets’ in the consolidated balance sheets as of June 30, 2014. Earnings from this unconsolidated joint venture of $21 and $37 is included in ‘Other income, net’ in the accompanying consolidated statement of operations for the three and six months ended June 30, 2014, respectively. During the six months ended June 30, 2014, the Company collected and recorded a distribution of $66 from this joint venture as a return on investment. During the three and six months ended June 30, 2013, earnings from this unconsolidated joint venture of $42 was included in ‘Other income, net’ within the accompanying consolidated statement of operations. No distributions were received during the six months ended June 30, 2013.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statement of Operations:
Total net revenue	$71	$120	$132	$120
Total expenses	30	36	59	36

Net income	$41	$84	$73	$84

Comstock Holding Companies, Inc. share of net income	$21	$42	$37	$42

12. CREDIT FACILITIES

Notes payable consisted of the following:

	June 30,	December 31,
	2014	2013
Construction revolvers	$5,744	$4,053
Development and acquisition notes	12,967	12,304
Mezzanine notes	6,440	6,344

Total secured notes	25,151	22,701
Unsecured note	2,322	2,580
Notes payable to affiliate, unsecured	4,462	4,687

Total notes payable	$31,935	$29,968

Construction, development and mezzanine debt—Secured

The Company enters into secured acquisition and development loan agreements to purchase and develop land parcels. In addition, the Company enters into secured construction loan agreements for the construction of its real estate inventories. The loans are repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement.

As of June 30, 2014, the Company had secured construction revolving credit facilities with a maximum loan commitment of $26.8 million. The Company may borrow under its facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the first closings of homes sold, subject to a minimum release price. Interest rates charged under the facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. As of June 30, 2014, the Company had approximately $21.1 million of unused loan commitments. The Company had $5.7 million and $4.1 million of outstanding construction borrowings as of June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, the weighted average interest rate on the Company’s outstanding construction revolving facility was 5.2% per annum and 5.3% per annum, respectively.

As of June 30, 2014, the Company had approximately $26.1 million of aggregate acquisition and development loan commitments of which $13.0 million was outstanding. The loans have maturity dates ranging from December 2014 to December 2015, including extension options subject to certain conditions. The development and acquisition loans bear interest at a rate based on LIBOR and Prime Rate pricing options, with interest rate floors ranging from 4.0% to 6.0%. At December 31, 2013, the Company had approximately $12.3 million in outstanding acquisition and development loans. As of June 30, 2014 and December 31, 2013, the weighted average interest rate was 4.9% per annum.

As of June 30, 2014, the Company had two secured mezzanine loans. The first mezzanine loan had a loan commitment and outstanding balance of $3.0 million at June 30, 2014 and December 31, 2013. This mezzanine financing was utilized to acquire land for the development of the City Homes at the Hampshires and the Townes at the Hampshires projects. The first mezzanine loan bears a fixed interest rate of 13.5% per annum paid on a monthly basis, with the full principal balance due at maturity, September 22, 2015. The mezzanine loan is secured by a second deed of trust.

The second mezzanine loan is being used to finance the development of the Townes at Shady Grove Metro and Momentum| Shady Grove projects. The maximum principal commitment amount of this loan was $3.2 million of which the full amount was outstanding as of June 30, 2014. This financing carries an interest rate of 12% of which 6% is paid on a monthly basis while the remaining 6% is being accrued and paid at maturity. A portion of this financing, $1.1 million in principal balance plus accrued interest matures in December 2014 with the remaining $2.1 million in principal plus accrued interest maturing in March 2015. This loan is guaranteed by the Company and our Chief Executive Officer.

Unsecured note

At June 30, 2014 and December 31, 2013, the Company had balances of $2.3 million and $2.6 million, respectively, outstanding to a major bank under a 10-year unsecured note. Interest is charged on this financing at LIBOR plus 2.2%. At June 30, 2014 and December 31, 2013, the interest rate was 2.4%. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate—unsecured

As of June 30, 2014, the Company has one senior unsecured note with Stonehenge Funding L.C, an entity wholly-owned by our Chief Executive Officer. During fiscal year 2013, the Company and Stonehenge, entered into an agreement extending the maturity date to January 1, 2016. Interest is charged to the loan based on LIBOR plus 3% per annum. As of June 30, 2014 and December 31, 2013, the interest rate was 3.6% per annum. The Company had approximately $4.5 million and $4.7 million in outstanding borrowings as of June 30, 2014 and December 31, 2013, respectively. Under the terms of the extension agreement, the Company is required to make a monthly payment of $50 which is allocated first to accrued and unpaid interest and then to unpaid principal.

As of June 30, 2014, maturities and/or curtailment obligations of all borrowings are as follows:

2014	$6,644
2015	18,507
2016	4,462
2017	—
2018	2,322

Total	$31,935

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

	June 30,	December 31,
	2014	2013
Carrying amount	$31,935	$29,968
Fair value	$30,310	$27,943

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

In September 2012, management evaluated its strategic alternatives with respect to its real estate projects classified as held for sale, Eclipse and Penderbrook, with the objective of creating additional near term liquidity. As a result, a decision was made to market the Eclipse project in a bulk sale transaction, rather than by selling directly to prospective home buyers, significantly accelerating absorption. During the first quarter of 2013, in the absence of a prospective bulk sale buyer and as a result of the increased sales activity, the Company revised its previous disposition strategy and reversed a previously recorded impairment charge of $0.7 million to reflect the for sale project at fair market value less costs to sell, consistent with the provisions of Accounting Standards Codification (“ASC”) 360. During the first half of 2013, the Company sold all remaining units at the Eclipse and Penderbrook projects. There were no impairment charges or reversals in the three and six months ended June 30, 2014.

14. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three and six months ended June 30, 2014, the Company did not issue any stock options. In the three and six months ended June 30, 2013, the Company issued 30 stock options with a fair value of $19 which vest ratably over four years. No restricted stock awards were issued during the three and six months ended June 30, 2014 and 2013.

Stock-based compensation cost associated with restricted stock and stock options was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation cost for the periods stated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Real estate inventories—Assets	$—	$23	$16	$56
General and administrative—Expenses	(38)	107	96	278

	$(38)	$130	$112	$334

Under net settlement procedures currently applicable to our outstanding restricted stock awards for employees, upon each settlement date and election by the employees, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the trading day immediately preceding the applicable settlement date. The remaining amounts are delivered to the recipient as shares of our common stock. We settled 8 and 133 restricted stock awards in the three and six months ended June 30, 2014, of which, 3 and 41, respectively, were net settled by withholding shares, which represented the employees’ minimum statutory obligation for each such employee’s applicable income and other employment taxes and remitted cash totaling of $4 and $62, respectively, to the appropriate tax authorities. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity in the accompanying consolidated statements of cash flows. These shares withheld by us as a result of the net settlement election are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share.

As of June 30, 2014, the weighted-average remaining contractual term of unexercised stock options was 6.7 years. As of June 30, 2014 and December 31, 2013, there was $498 and $843, respectively, of unrecognized compensation cost related to stock issuances granted.

15. SEVERANCE AND RESTRUCTURING

In connection with the departure of Gregory V. Benson, our former President and Chief Operating Officer, in May 2014, the Company entered into a Separation Agreement on June 24, 2014. The Separation Agreement provides for cash severance payment and incremental healthcare insurance through COBRA. The severance cost is $597, paid in 36 semi-monthly installments following May 1, 2014. The total healthcare cost is $14 over 12 months beginning on May 1, 2014. In accordance with ASC 712, the Company performed an analysis of the costs associated with his departure and recorded a one- time severance and restructuring charge and recorded the forfeiture of the stock options and restricted stock awards against stock based compensation as follows:

Amount
Severance	$597
Healthcare cost	14
Forfeiture of stock option and restricted stock awards	(131)

Total	$480

In addition, per the Separation Agreement, the Company has a call option, but not an obligation, to purchase all or a portion of Mr. Benson’s shares of Class A and Class B Common stock of the Company at $1.09 per share by June 30, 2015. If the Company exercises the option and elects to repurchase less than all of his shares of Class A and Class B Common stock in a single transaction, then the following applies to each transaction: i) each transaction should include the purchase of a pro-rata portion of the Class A and Class B Common stock; ii) the first purchase must include a minimum of 1,000,000 of Mr. Benson’s Class A and Class B Common stock (cumulative number of Mr. Benson’s Class A and Class B Common stock); iii) each subsequent purchase must include a minimum of 100,000 Class A and Class B Common stock (cumulative number of Mr. Benson’s Class A and Class B Common stock) until all shares of Class A and Class B common stock have been purchased. Mr. Benson also forfeited all unvested stock options and restricted stock awards outstanding as of the date of his departure. In accordance with US GAAP, the Company recorded the fair value of the call option, which was considered to be a freestanding equity linked financial instrument, and the corresponding contribution of the call option to the Company by Mr. Benson as offsetting entries within “Additional paid-in-capital.” The impact of the call option resulting in a net impact of $0, in the Consolidated Statement of Changes in Stockholders’ Equity.

As of June 30, 2014, a liability of $542 was outstanding and included in the “Accounts payable and accrued liabilities” line in the accompanying consolidated balance sheets. The Severance and Restructuring charge is included in “General and administrative” expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014.

16. SUBSEQUENT EVENTS

In July 2014, Comstock Eastgate, L.C. distributed $0.9 million to its non-controlling interest member, BridgeCom Development II, LLC.

In July 2014, the Company entered into a Land Purchase Option Agreement (LPO) for land to be developed as an age restricted community in the form of town homes in the State of Maryland and deposited $1.7 million to perform feasibility study and due diligence work. After satisfaction and completion of the study period, the Company will follow a set of scheduled lot takedowns to begin construction in the Spring of 2015.

On July 15, 2014, the Company entered into a Line of Credit and Security Agreement and a Revolving Line of Credit Note with Eagle Bank securing a $5.0 million line of credit. This line of credit will be used to finance its wholly owned subsidiaries’ predevelopment related expenses and deposits for their current and future projects located in the Washington, D.C. metropolitan area. The line of credit bears a variable interest rate tied to a one-month LIBOR rate plus 3.25% per annum, with an interest rate floor of 5.0%, and an initial maturity date of 12 months from closing of the agreement. The agreement also calls for the Company to adhere to several financial covenants, including a minimum EBITDA, a minimum net worth and minimum liquidity, all measured quarterly on a trailing twelve (12) month basis. The line of credit is guaranteed by our Chief Executive Officer. Through the date of filing of this Form 10-Q, we have drawn $2.3 million against this line of credit.

On July 23, 2014, the Company entered into a development and construction loan agreement with Cardinal Bank for $6.1 million in connection with the Falls Grove project. The loan provides for a variable interest rate of Prime plus 0.5% per annum with an interest rate floor of 4.5% per annum. This loan matures on May 28, 2015. This loan is collateralized by the first deed of trust on the project and a limited guaranty by our Chief Executive Officer. Through the date of filing of this Form 10-Q, we have made no draws against this loan.

In August 2014, the Company made distributions in the amount of $0.7 million to the Comstock VII Class B Members representing priority return and partial return of capital.

In August 2014, New Hampshire Ave. Ventures, LLC, distributed $0.7 million to its non-controlling interest member, 6000 New Hampshire Avenue.

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

We currently have communities under development in multiple counties throughout the Washington, D.C. area market. At June 30, 2014, we either owned or controlled under purchase option agreements approximately 398 building lots.

The following table summarizes certain information for our owned or controlled communities as of June 30, 2014:

	As of June 30, 2014
Project	State	Product Type (2)	Estimated Units at Completion	Units Settled	Backlog (3)	Units Owned Unsold	Units under Option Agreement Unsold	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires (1)	DC	SF	38	23	7	8	—	$737
Townes at the Hampshires (1)	DC	TH	73	25	8	40	—	$549
Villas at Eastgate	VA	Condo	66	66	—	—	—	$389
Estates at Falls Grove (1)	VA	SF	19	—	3	16	—	$528
Townes at Falls Grove (1)	VA	TH	110	19	13	78	—	$300
Townes at Shady Grove Metro (1)	MD	TH/SF	39	—	12	27	—	$614
Momentum | Shady Grove Metro (1)	MD	Condo	117	—	—	117	—	$—
Estates at Emerald Farm (4)	MD	SF	84	78	—	6	—	$452
Townes at Maxwell Square (1)	MD	TH	45	—	5	40	—	$422
Townes at Hallcrest (1)	VA	TH	42	—	—	42	—	$—
Estates at Leeland(1)	VA	SF	24	—	—	24	—	$—

Total			657	211	48	398	—	$470

(1)	Community in development and/or construction with units available for sale.
(2)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium.
(3)	“Backlog” means we have an executed order with a buyer but the settlement has not yet taken place.
(4)	Developed and planned for construction activities in 2014.

Results of Operations

Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013

Orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements and backlog for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross new orders	42	48	78	87
Cancellations	6	4	11	10
Net new orders	36	44	67	77
Gross new order revenue	$20,685	$23,061	$36,522	$41,364
Cancellation revenue	$2,290	$1,483	$4,564	$4,560
Net new order revenue	$18,395	$21,578	$31,958	$36,804
Average gross new order price	$492	$480	$468	$475
Settlements	28	22	47	43
Settlement revenue—homebuilding	$11,657	$11,987	$19,488	$23,383
Average settlement price	$416	$545	$415	$544
Backlog units	48	43	48	43
Backlog revenue	$24,817	$18,842	$24,817	$18,842
Average backlog price	$517	$438	$517	$438

Revenue – homebuilding

At June 30, 2014, we had a total of 48 units in backlog to generate future revenue of $24.8 million as compared to $18.8 million from 43 units at June 30, 2013, resulting in a 32% increase. Gross new order revenue, consisting of revenue from all units sold, for the three months ended June 30, 2014 was $20.7 million on 42 units as compared to $23.1 million on 48 units for the three months ended June 30, 2013. Gross new order revenue for the six months ended June 30, 2014 was $36.5 million on 78 units as compared to $41.4 million on 87 units for the six months ended June 30, 2013. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the three months ended June 30, 2014 was $18.4 million on 36 units as compared to $21.6 million on 44 units for the three months ended June 30, 2013. Net new order revenue for the six months ended June 30, 2014 was $32.0 million on 67 units as compared to $36.8 million on 77 units for the six months ended June 30, 2013. Average gross new order revenue per unit for the three months ended June 30, 2014 increased $12 to $492, as compared to $480 for the three months ended June 30, 2013. Average gross new order revenue per unit for the six months ended June 30, 2014 was $468, as compared to $475 for the six months ended June 30, 2013. The change is related directly to the number and mix of units sold. For the six months ended June 30, 2014, gross new orders totaled 25 units at The Hampshires and 12 units at Villas at Eastgate, 28 units at Falls Grove, 7 units at Shady Grove, and 6 units at Maxwell Square as compared to 1 unit at Penderbrook and 19 units at Eclipse, 16 units at The Hampshires and 51 units at Eastgate for the six months ended June 30, 2013. In addition, our homebuilding gross margin percentage for the three months ended June 30, 2014 and 2013 remains consistent at 19%. The homebuilding gross margin percentage for the six months ended June 30, 2014 decreased by 1.5% to 19.7% as compared to the 21.2% for the six months ended June 30, 2013. The decrease noted in revenue and margins was a result of the decrease in the number of homes and the mix of units settled, in addition to adverse weather conditions delaying development and construction activities as compared to prior year, increasing carrying cost due to delayed absorption.

Revenue – other

Revenue-other decreased approximately $0.1 million to $0.1 million during the three months ended June 30, 2014, as compared to $0.2 million for the three months ended June 30, 2013. Revenue-other decreased approximately $0.1 million to $0.3 million during the six months ended June 30, 2014, as compared to $0.4 million for the six months ended June 30, 2013. The decrease primarily relates to revenue from real estate services as the number of rental units at Penderbrook and Eclipse continued to decline until all units were sold in the second quarter of 2013.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended June 30, 2014 decreased by $0.1 million to $9.5 million, as compared to $9.6 million for the three months ended June 30, 2013. Cost of sales – homebuilding for the six months ended June 30, 2014 decreased by $2.7 million to $15.7 million, as compared to $18.4 million for the six months ended June 30, 2013. The unit mix and number of homes settled during the quarter and the year accounted for the increase in the aggregate cost of sales figure.

Cost of sales – other

Cost of sales – other decreased approximately $0.2 million to $0.1 million during the three months ended June 30, 2014 as compared to $0.3 million in the three months ended June 30, 2013. Cost of sales – other decreased approximately $0.3 million to $0.2 million during the six months ended June 30, 2014 as compared to $0.5 million in the six months ended June 30, 2013. This decrease in cost of sales – other was primarily due to the absorption and sale of the condominium units at Penderbrook and Eclipse through the end of Q2, 2013 leading to a decline in the number of units used in rental operations.

Impairment reversal

We evaluate all of our projects to the extent of the existence of any impairment indicators requiring evaluation to determine if recorded carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale. Due to a change to an individual unit retail sale model from our previous bulk sale disposition strategy for the Eclipse project, we reversed a previously recorded impairment charge of $0.7 million during the six months ended June 30, 2013. There were no similar actions in the current year. See Note 13 to the consolidated financial statements.

Sales and marketing

Sales and marketing expenses for the three months ended June 30, 2014 increased by $0.1 million to $0.6 million, as compared to $0.5 million for the three months ended June 30, 2013. Sales and marketing expenses for the six months ended June 30, 2014 increased by $0.1 million to $1.1 million, as compared to $1.0 million for the six months ended June 30, 2013. The increase in sales and marketing expenses over the same period in the prior year is directly attributable to increases in the number of active developments and marketing efforts.

General and administrative

General and administrative expenses for the three months ended June 30, 2014 increased $0.6 million to $2.3 million, as compared to $1.7 million for the three months ended June 30, 2013. General and administrative expenses for the six months ended June 30, 2014 increased $0.9 million to $4.2 million, as compared to $3.3 million for the six months ended June 30, 2013. The increase in general and administrative expenses over the three month period is attributable to additional full time employees and the charges related to the Separation Agreement with the Company’s former Chief Operating Officer as further detailed in Note 15 to the consolidated financial statements.

Income taxes

The Company recorded a tax provision of $57 and $131 for the three and six months ended June 30, 2014, respectively, based on an effective tax rate of 4%, related to statutory tax rates in the District of Columbia where the Company has no deferred tax benefit to offset the tax liability. No such provision was recorded for the three and six month periods ended June 30, 2013.

Liquidity and Capital Resources

We require capital to operate, to make deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital included, and will continue to include, funds derived from various secured and unsecured borrowings, project level equity raises, cash flow from operations, which includes the sale and delivery of constructed homes, rental apartment projects, finished and raw building lots and the sale of equity and debt securities.

The Company is involved in ongoing discussions with lenders and potential equity investors in an effort to provide additional growth capital to fund various new business opportunities. We anticipate that through settlement curtailments and ongoing renegotiations with lenders we will satisfy the short-term financing obligations, as illustrated in Note 12 to the consolidated financial statements. Further, we are anticipating that through a combination of current available cash on hand, the additional cash from settlement proceeds, proceeds from debt, project level raises and the cash generated from settlements at our new communities currently under development, the Company will have sufficient financial resources to service its debt, invest in new projects, and cover its overhead/working capital through the next 12 months.

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

Cash Flow

Net cash used in operating activities was $3.3 million for the six months ended June 30, 2014. This represents a decrease from the net cash provided by operating activities of $2.8 million for the six months ended June 30, 2013. The change is primarily attributable to the increase in cash out flow for real estate inventories as the Company continues to invest in new projects and positions itself for growth, as well as the impact of adverse weather conditions delaying the development of projects and the related construction of homes for sale.

Net cash used in financing activities was $3.6 million for the six months ended June 30, 2014, primarily attributable to the distributions made to non-controlling interest members including preferred returns. Net cash provided by financing activities was $4.8 million for the six months ended June 30, 2013, primarily attributable to the proceeds from the Comstock VII Private Placement of $7.0 million and $16.2 million in proceeds from notes payable offset by $19.1 million net repayment of notes payable.

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

Recently Issued Accounting Standards

See Note 1 in the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2014 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The descriptions of the offerings related to Comstock Investors VII, L.C. and Comstock Investors VIII, L.C. in Note 10 in the accompanying consolidated financial statements are hereby incorporated by reference. The membership interests and the warrants were offered and sold to Purchasers in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and the certificates representing the securities shall bear legends to that effect. The membership interests, the warrants and the shares of our Class A Common Stock issuable upon the exercise of the warrants have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.86*	Separation Agreement, dated June 24, 2014, between Comstock Holding Companies, Inc. and Gregory V. Benson.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: August 13, 2014	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2014	By:	/s/ JOSEPH M. SQUERI
Joseph M. Squeri
Chief Financial Officer
(Principal Financial Officer)