Form 10-Q
period 2014-09-30
Comstock Holding Companies, Inc.
filed 2014-11-13
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

As of November 13, 2014, 18,872,104 shares of Class A common stock, par value $0.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$4,927	$11,895
Restricted cash	2,828	2,458
Trade receivables	335	346
Real estate inventories	41,573	39,843
Property, plant and equipment, net	260	243
Other assets	4,495	2,094

TOTAL ASSETS	$54,418	$56,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$11,723	$7,506
Notes payable—secured by real estate inventories	25,459	22,701
Notes payable—due to affiliates, unsecured	4,350	4,687
Notes payable—unsecured	2,193	2,580
Income taxes payable	73	346

TOTAL LIABILITIES	43,798	37,820

Commitments and contingencies (Note 8)	—	—
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 18,872,104 and 18,629,638 issued and outstanding, respectively	189	186
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	171,180	170,811
Treasury stock, at cost (426,633 shares Class A common stock)	(2,480)	(2,480)
Accumulated deficit	(167,781)	(164,379)

TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	1,135	4,165
Non-controlling interest	9,485	14,894

TOTAL EQUITY	10,620	19,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,418	$56,879

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Revenue—homebuilding	$18,225	$9,211	$37,713	$32,594
Revenue—other	142	361	408	748

Total revenue	18,367	9,572	38,121	33,342
Expenses
Cost of sales—homebuilding	15,021	6,850	30,736	25,267
Cost of sales—other	80	59	258	556
Impairment reversal	—	—	—	(722)
Sales and marketing	600	477	1,697	1,434
General and administrative	1,626	1,719	5,833	4,978
Interest, real estate taxes and indirect costs related to inactive projects	18	61	23	405

Operating income (loss)	1,022	406	(426)	1,424
Other income, net	106	41	173	199

Income (loss) before income tax expense	1,128	447	(253)	1,623
Income tax expense	(137)	(197)	(268)	(197)

Net income (loss)	991	250	(521)	1,426
Net income attributable to non-controlling interests	1,150	989	2,881	2,280

Net (loss) attributable to Comstock Holding Companies, Inc.	$(159)	$(739)	$(3,402)	$(854)

Basic net loss per share	$(0.01)	$(0.03)	$(0.16)	$(0.04)
Diluted net loss per share	$(0.01)	$(0.03)	$(0.16)	$(0.04)
Basic weighted average shares outstanding	21,147	20,739	21,058	20,646
Diluted weighted average shares outstanding	21,147	20,739	21,058	20,646

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

					Additional		Retained	Non-	Total
	Class A		Class B		paid-in	Treasury	earnings	controlling
	Shares	Amount	Shares	Amount	capital	stock	(deficit)	interest
Balance at December 31, 2012	17,628	$176	2,733	$27	$170,070	$(2,480)	$(162,349)	$935	$6,379
Stock compensation and issuances	755	7	—	—	465	—	—	—	472
Warrants	92	1	—	—	(1)	—	—	—	—
Shares withheld related to net share settlement of restricted stock awards	(30)	—	—	—	(8)	—	—	—	(8)
Non-controlling interest contributions	—	—	—	—	146	—	—	7,763	7,909
Non-controlling interest distributions	—	—	—	—	—	—	—	(367)	(367)
Net (loss) income	—	—	—	—	—	—	(854)	2,280	1,426

Balance at September 30, 2013	18,445	$184	2,733	$27	$170,672	$(2,480)	$(163,203)	$10,611	$15,811

Balance at December 31, 2013	18,629	$186	2,733	$27	$170,811	$(2,480)	$(164,379)	$14,894	$19,059
Stock compensation and issuances	284	3	—	—	431	—	—	—	434
Shares withheld related to net share settlement of restricted stock awards	(41)	—	—	—	(62)	—	—	—	(62)
Non-controlling interest distributions	—	—	—	—	—	—	—	(8,290)	(8,290)
Net (loss) income	—	—	—	—	—	—	(3,402)	2,881	(521)

Balance at September 30, 2014	18,872	$189	2,733	$27	$171,180	$(2,480)	$(167,781)	$9,485	$10,620

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(521)	$1,426
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities
Amortization of loan discount and deferred financing fees	234	359
Depreciation expense	73	47
Provision for bad debt	20	(22)
Gain from extinguishment of notes payable	—	(27)
Earnings from unconsolidated joint venture, net of distributions	(34)	(16)
Impairment reversal	—	(722)
Amortization of stock compensation	195	392
Changes in operating assets and liabilities:
Restricted cash—purchaser deposits	(39)	(504)
Trade receivables	(9)	(248)
Real estate inventories	(1,711)	(10,825)
Other assets	(2,254)	(36)
Accrued interest	660	(13)
Accounts payable and accrued liabilities	4,411	4,006
Income taxes payable	(273)	197

Net cash provided by (used in) operating activities	752	(5,986)

Cash flows from investing activities:
Investment in unconsolidated joint venture	—	(7)
Purchase of property, plant and equipment	(90)	(75)
Note receivable	(181)	—
Restricted cash	(331)	—
Proceeds from sale of Cascades multi-family—operating real estate, net	—	279

Net cash (used in) provided by investing activities	(602)	197

Cash flows from financing activities:
Proceeds from notes payable	23,528	22,984
Payments on notes payable	(22,154)	(23,893)
Loan financing costs	(166)	(188)
Distributions to non-controlling interests	(8,290)	(367)
Contributions from non-controlling interests	—	7,909
Proceeds from exercise of stock options	26	1
Taxes paid related to net share settlement of equity awards	(62)	(8)

Net cash (used in) provided by financing activities	(7,118)	6,438

Net (decrease) increase in cash and cash equivalents	(6,968)	649
Cash and cash equivalents, beginning of period	11,895	3,539

Cash and cash equivalents, end of period	$4,927	$4,188

Supplemental disclosure for non-cash activity:
Interest paid, net of interest capitalized	$(660)	$184
Increase in class A common stock par value in connection with vesting and issuance of stock compensation	$2	$8
Accrued liability settled through issuance of stock	$194	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data, or as otherwise noted)

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

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation is a multi-faceted real estate development and construction services company focused on the Washington, D.C. metropolitan area (Washington D.C., Northern Virginia and Maryland suburbs of Washington D.C.). The Company has substantial experience with building a diverse range of products including multi-family units, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. References in this Form 10-Q to “Comstock,” “Company,” “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

The Company’s Class A common stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol CHCI and has no public trading history prior to December 17, 2004.

For the three and nine months ended September 30, 2014 and 2013, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts for the reporting periods. We base these estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate these estimates and judgments. Actual results may differ from those estimates under different assumptions or conditions.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 will be effective for fiscal year beginning after December 1, 2017 and subsequent interim periods. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, which raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, or available to be issued. Should these events arise, ASU 2014-15 requires the entity to disclose information that enables users of the financial statements to understand the conditions or events that raised substantial doubt about the ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to meeting its obligations, and management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-15 will have on the Company’s consolidated financial statements.

2. REAL ESTATE INVENTORIES

Real estate inventories consist of the following:

	September 30, 2014	December 31, 2013
Land and land development costs	$23,873	$26,805
Cost of construction (including capitalized interest and real estate taxes)	17,700	13,038

	$41,573	$39,843

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

During 2008, the Company recorded an additional $241 in warranty reserves to cover costs and claims related to a project in North Carolina. In August 2014, the Company settled the claim for $59, including legal costs, releasing the Company from future claims and costs related to this project and reducing the warranty reserve by $182. The warranty release was recorded as a reduction to homebuilding cost of sales in the three and nine months ended September 30, 2014.

In the third quarter of 2013, the Company settled a legal claim related to one of its projects in Virginia for $244, releasing the Company from future warranty claims related to this project and accordingly reduced the warranty reserve by $395. The warranty release was recorded as a reduction to homebuilding cost of sales in the three and nine months ended September 30, 2013.

The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$722	$1,012	$510	$963
Additions	70	90	414	174
Releases and/or charges incurred	(275)	(418)	(407)	(453)

Balance at end of period	$517	$684	$517	$684

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total interest incurred and capitalized	$619	$357	$1,699	$1,258
Total real estate taxes incurred and capitalized	69	57	173	151

Total interest and real estate taxes incurred and capitalized	$688	$414	$1,872	$1,409

Interest expensed as a component of cost of sales	$325	$47	$466	$2,023
Real estate taxes expensed as a component of cost of sales	70	30	126	235

Interest and real estate taxes expensed as a component of cost of sales	$395	$77	$592	$2,258

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs related to inactive projects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total interest incurred and expensed for inactive projects	$—	$—	$—	$73
Total real estate taxes incurred and expensed for inactive projects	18	—	23	47
Total production overhead incurred and expensed for inactive projects	—	61	—	285

	$18	$61	$23	$405

5. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income per share for the three and nine months ended September 30, 2014 and 2013 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and nine months ended September 30, 2014 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the periods, unless the restricted stock awards, stock options and warrants would be anti-dilutive.

As a result of net losses for the three and nine months ended September 30, 2014 and 2013, the following shares have been excluded from the diluted share computation as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Restricted stock awards	281	679	299	661
Stock options	163	330	213	310
Warrants	275	919	469	858

	719	1,928	981	1,829

6. SEGMENT DISCLOSURES

We operate our business through three segments: Homebuilding, Multi-family and Real Estate Services. We are currently focused on the Washington, D.C. area market.

In our Homebuilding segment, we develop properties with the intent to sell as fee-simple properties or condominiums to individual buyers or to private or institutional investors. Our for-sale products are designed to attract first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products.

In our Multi-family segment we focus on projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future.

In our Real Estate Services segment we pursue projects in all aspects of real estate management including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies, financing and general construction. We are able to provide a wide range of construction management and general contracting services to other property owners.

The following disclosure includes the Company’s three reportable segments of Homebuilding, Multi-family and Real Estate Services. Each of these segments operates within the Company’s single Washington, D.C. reportable geographic segment.

	Homebuilding	Multi-family	Real Estate Services	Total
Three Months Ended September 30, 2014
Gross revenue	$18,225	$—	$142	$18,367
Gross profit	3,204	—	62	3,266
Net income	950	—	41	991
Depreciation and amortization	25	—	—	25
Interest expense	—	—	—	—
Total assets	54,103	—	315	54,418
Three Months Ended September 30, 2013
Gross revenue	$9,211	$—	$361	$9,572
Gross profit	2,340	—	323	2,663
Net (loss) income	(110)	—	360	250
Depreciation and amortization	145	—	—	145
Interest expense	—	—	—	—
Total assets	50,028	—	1,121	51,149
Nine Months Ended September 30, 2014
Gross revenue	$37,713	$—	$408	$38,121
Gross profit	6,977	—	150	7,127
Net (loss) income	(650)	—	129	(521)
Depreciation and amortization	73	—	—	73
Interest expense	—	—	—	—
Total assets	54,103	—	315	54,418
Nine Months Ended September 30, 2013
Gross revenue	$32,650	$—	$692	$33,342
Gross profit	6,960	—	559	7,519
Net income (loss)	844	—	582	1,426
Depreciation and amortization	448	—	—	448
Interest expense	73	—	—	73
Total assets	50,028	—	1,121	51,149

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations or based upon overall pro rata revenue generation.

7. INCOME TAX

The Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. Currently, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed. The Company has recorded a tax provision of $137 and $268 for the three and nine months ended September 30, 2014, respectively, based on an effective tax rate of 12% and (106%), respectively, related to statutory tax rates in the District of Columbia where the Company has no deferred tax benefit to offset the tax liability. The Company has recorded a tax provision of $197 for the three and nine months ended September 30, 2013, based on an effective tax rate of 44% and 12%, respectively.

The Company currently has approximately $120 million in federal and state net operating losses (NOLs), which based on current statutory tax rates represents approximately $47 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 (“Section 382”), if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of September 30, 2014, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of September 30, 2014, because of the Company’s full valuation allowance on its net deferred tax assets.

The Company has not recorded any accruals for tax uncertainties as of September 30, 2014 and 2013. We file U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2013 tax years remain subject to examination by federal and state tax authorities that we are subject to.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At September 30, 2014 and 2013, the Company had $4.8 million and $4.3 million in letters of credit, respectively. At September 30, 2014 and 2013, the Company had $4.3 million and $1.0 million in performance and payment bonds, respectively, outstanding to third parties. No amounts have been drawn against the letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of September 30, 2014 and December 31, 2013, we had approximately $389 and $58, respectively, in these escrow accounts, which is included in ‘Restricted cash’ in the consolidated balance sheets.

9. RELATED PARTY TRANSACTIONS

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease are as follows:

2014	$80
2015	320
2016	329
2017	167

Total	$896

For the three months ended September 30, 2014 and 2013, total payments made under this lease agreement were $80 and $76, respectively. For the nine months ended September 30, 2014 and 2013, total payments under this lease agreement were $232 and $225, respectively. As of September 30, 2014 and December 31, 2013, the Company recorded a straight–line rent payable of $28 and 23, respectively, which is included in ‘Accounts payable and accrued liabilities’ in the consolidated balance sheets.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended September 30, 2014 and 2013, the Company billed Comstock Asset Management, L.C. $142 and $98, respectively, for services and out-of-pocket expenses. For the nine months ended September 30, 2014 and 2013, Comstock Asset Management, L.C. was billed $375 and $324, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of September 30, 2014 and December 31, 2013, the Company was owed $196 and $61, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by our Chief Executive Officer, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Beginning on April 1, 2013, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued interest and then to the outstanding principal. For the three and nine months ended September 30, 2014, the Company made payments of $150 and $450, respectively, under this Note. For the three and nine months ended September 30, 2013, the Company made payments of $200 and $350, respectively, under this Note.

See Note 11 to the consolidated financial statements for a summary of the Comstock VII Private Placement and Comstock VIII Private Placement, which involved certain of our officers and directors.

In connection with the departure of Gregory V. Benson, our former President and Chief Operating Officer, in the second quarter of 2014, the Company entered into a Separation Agreement. See Note 16 to the consolidated financial statements for a summary of the Separation Agreement.

10. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 during the quarter ended September 30, 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest. This note bears a fixed interest rate of 6% per annum. As of September 30, 2014, the outstanding balance of the note was $181 and is included within “Other assets” in the accompanying consolidated balance sheets, the interest income of $1 for the three and nine months ended September 30, 2014 is included in “Other income, net” in the consolidated statements of operations and the cash flow activity is included within “cash flows from investing activities” in the accompanying consolidated statements of cash flows. There were no note receivables issued, or outstanding, as of December 31, 2013.

11. VARIABLE INTEREST ENTITY

Consolidated Real Estate Inventories

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During the nine months ended September 30, 2014, New Hampshire Ave. Ventures, LLC distributed $3.1 million to its non-controlling interest member, 6000 New Hampshire Avenue, LLC. No distributions were made in the nine months ended September 30, 2013.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of the Company and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units in Loudoun County, Virginia. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. In the nine months ended September 30, 2014, Comstock Eastgate, L.C. distributed $1.9 million to its non-controlling interest member, BridgeCom Development II, LLC. No distributions were made in the nine months ended September 30, 2013. The Company exited the Eastgate project in the second quarter of 2014 after closing on all 66 units.

On March 14, 2013, Comstock VII entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”), pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock VII for an aggregate amount of $7.3 million (the “Comstock VII Private Placement”). The Comstock VII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VII Private Placement, the Company issued 112 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $146. Comstock VII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Chief Financial Officer, the General Counsel and the former Chief Operating Officer, of the Company. The Subscription Agreement provides that the Comstock VII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the interests of the Comstock VII Class B Members, provided that (i) all of the Comstock VII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VII Class B Members’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Comstock VII Private Placement provides capital related to the current and planned construction of the Company’s following projects: Townes at Shady Grove Metro in Rockville, Maryland consisting of 36 townhomes, Momentum | Shady Grove consisting of 117 condominium units, City Homes at the Hampshires in Washington D.C. consisting of 38 single family residences, Townes at the Hampshires in Washington, D.C. consisting of 73 townhomes, Single Family Homes at the Falls Grove project in Prince William County, Virginia consisting of 19 single family homes and Townes at the Falls Grove project in Prince William County, Virginia consisting of 110 townhomes (collectively, the “Projects”). Proceeds of the Comstock VII Private Placement are to be utilized (A) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. During the nine months ended September 30, 2014, the Company paid distributions in the amount of $3.2 million to the Comstock VII Class B Members which were considered non controlling interests. During the nine months ended September 30, 2013, the Company made a distribution in the amount of $367 to the Comstock VII Class B Members. Subsequent to the balance sheet date, the Company redeemed the remaining equity interest of the Comstock VII Class B Members. See Subsequent Events, Note 17 to the accompanying consolidated financial statements for further discussion.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). The Comstock VIII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VIII Private Placement, the Company issued 102 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Operating Officer and the Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement will be used for the current and planned construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement are to be utilized (A) to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. No distributions have been paid to the Comstock VIII Class B Members through September 30, 2014.

At September 30, 2014 and December 31, 2013 total assets of these VIEs were approximately $45.3 million and $46.3 million, respectively, and total liabilities were approximately $31.4 million and $27.4 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

12. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture is included within ‘Other assets’ in the accompanying consolidated balance sheets. Earnings from this unconsolidated joint venture of $89 and $126 are included in ‘Other income, net’ in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2014, respectively. During the nine months ended September 30, 2014, the Company collected and recorded a distribution of $91 from this joint venture as a return on investment. During the three and nine months ended September 30, 2013, earnings from this unconsolidated joint venture of $14 and $56, respectively, were included in ‘Other income, net’ within the accompanying consolidated statement of operations. During the three and nine month periods ended September 30, 2013, the Company collected and recorded a distribution of $40 from this joint venture as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statement of Operations:
Total net revenue	$206	$56	$338	$176
Total expenses	28	29	87	65

Net income	$178	$27	$251	$111

Comstock Holding Companies, Inc. share of net income	$89	$14	$126	$56

13. CREDIT FACILITIES

Notes payable consisted of the following:

	September 30,	December 31,
	2014	2013
Construction revolvers	$5,493	$4,053
Development and acquisition notes	11,933	12,304
Mezzanine notes	5,678	6,344
Line of credit	2,355	—

Total secured notes	25,459	22,701
Unsecured note	2,193	2,580
Notes payable to affiliate, unsecured	4,350	4,687

Total notes payable	$32,002	$29,968

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

As of September 30, 2014, the Company had secured construction revolving credit facilities with a maximum loan commitment of $26.9 million. The Company may borrow under its facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the first closings of homes sold, subject to a minimum release price. Interest rates charged under the facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. As of September 30, 2014, the Company had approximately $21.4 million of unused loan commitments. The Company had $5.5 million and $4.1 million of outstanding construction borrowings as of September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, the weighted average interest rate on the Company’s outstanding construction revolving facility was 5.0% per annum and 5.3% per annum, respectively.

As of September 30, 2014, the Company had approximately $28.0 million of aggregate acquisition and development loan commitments of which $11.9 million was outstanding. The loans have maturity dates ranging from December 2014 to July 2016, including extension options subject to certain conditions. The development and acquisition loans bear variable interest rates based on LIBOR and Prime Rate pricing options, with interest rate floors ranging from 4.50% to 5.75%. At December 31, 2013, the Company had approximately $12.3 million in outstanding acquisition and development loans. As of September 30, 2014 and December 31, 2013, the weighted average interest rate was 4.9% per annum.

As of September 30, 2014, the Company had three secured mezzanine loans. The first mezzanine loan has a loan commitment and outstanding balance of $3.0 million at September 30, 2014 and December 31, 2013. This mezzanine financing was utilized to acquire land for the development of the City Homes at the Hampshires and the Townes at the Hampshires projects. The first mezzanine loan bears a fixed interest rate of 13.5% per annum paid on a monthly basis, with the full principal balance due at maturity, September 22, 2015. The mezzanine loan is secured by a second deed of trust.

The second and third mezzanine loans are being used to finance the development of the Townes at Shady Grove Metro and Momentum| Shady Grove projects. The maximum principal commitment amount of these loans was $3.2 million of which $2.7 million of principal and accrued interest was outstanding as of September 30, 2014. This financing carries an interest rate of 12% of which 6% is paid on a monthly basis while the remaining 6% is being accrued and paid at maturity. A portion of this financing, $1.2 million in principal balance plus accrued interest, matures in December 2014 with the remaining $1.5 million in principal plus accrued interest maturing in March 2015. This loan is guaranteed by the Company and our Chief Executive Officer.

Line of credit—secured

On July 15, 2014, the Company entered into a Line of Credit and Security Agreement and a Revolving Line of Credit Note securing a $5.0 million line of credit. This line of credit will be used to finance and is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ predevelopment related expenses and deposits for their current and future projects located in the Washington, D.C. metropolitan area. The line of credit bears a variable interest rate tied to a one-month LIBOR rate plus 3.25% per annum, with an interest rate floor of 5.0%. The line of credit matures on July 15, 2015 with an extension option for an additional twelve months provided that the Company meets certain conditions. The agreement also calls for the Company to adhere to several financial covenants, including a minimum EBITDA, a minimum net worth and minimum liquidity, all measured quarterly on a trailing twelve month basis. As of September 30, 2014, the Company was in compliance with all financial covenants dictated by the agreement. The line of credit is guaranteed by our Chief Executive Officer. As of September 30, 2014, we have drawn $2.4 million against this line of credit. As of September 30, 2014, the interest rate was 5% per annum.

Unsecured note

As of September 30, 2014 and December 31, 2013, the Company had balances of $2.2 million and $2.6 million, respectively, outstanding to a bank under a 10-year unsecured note. Interest is charged on this financing at LIBOR plus 2.2%. As of September 30, 2014 and December 31, 2013, the interest rate was 2.4%. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate—unsecured

As of September 30, 2014, the Company has one senior unsecured note with Stonehenge. During fiscal year 2013, the Company and Stonehenge, entered into an agreement extending the maturity date to January 1, 2016. Interest is charged to the loan based on LIBOR plus 3% per annum. As of September 30, 2014 and December 31, 2013, the interest rate was 3.6% per annum. The Company had approximately $4.3 million and $4.7 million in outstanding borrowings as of September 30, 2014 and December 31, 2013, respectively. Under the terms of the extension agreement, the Company is required to make a monthly payment of $50 which is allocated first to accrued interest and then to outstanding principal.

As of September 30, 2014, maturities and/or curtailment obligations of all borrowings are as follows:

2014	$4,972
2015	20,442
2016	4,395
2017	—
2018	2,193

Total	$32,002

14. FAIR VALUE DISCLOSURES

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

	September 30,	December 31,
	2014	2013
Carrying amount	$32,002	$29,968
Fair value	$30,568	$27,943

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

In September 2012, management evaluated its strategic alternatives with respect to its real estate projects classified as held for sale, Eclipse and Penderbrook, with the objective of creating additional near term liquidity. As a result, a decision was made to market the Eclipse project in a bulk sale transaction, rather than by selling directly to prospective home buyers, significantly accelerating absorption. During the first quarter of 2013, in the absence of a prospective bulk sale buyer and as a result of the increased sales activity, the Company revised its previous disposition strategy and reversed a previously recorded impairment charge of $0.7 million to reflect the for sale project at fair market value less costs to sell, consistent with the provisions of Accounting Standards Codification (“ASC”) 360. During the first half of 2013, the Company sold all remaining units at the Eclipse and Penderbrook projects. There were no impairment charges or reversals in the three and nine months ended September 30, 2014.

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three and nine months ended September 30, 2014, the Company did not issue any stock options. During the nine months ended September 30, 2013, the Company issued 30 stock options with a fair value of $19. No stock options were issued during the three months ended September 30, 2013. No restricted stock awards were issued during the three and nine months ended September 30, 2014 and 2013.

Stock-based compensation cost associated with restricted stock and stock options was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation cost for the periods stated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Real estate inventories—Assets	$3	$23	$19	$79
General and administrative—Expenses	99	114	195	392

	$102	$137	$214	$471

Under net settlement procedures currently applicable to our outstanding restricted stock awards for employees, upon each settlement date and election by the employees, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the trading day immediately preceding the applicable settlement date. The remaining amounts are delivered to the recipient as shares of our common stock. During the three months ended September 30, 2014, there were no settlements of restricted stock awards and during the nine months ended September 30, 2014, we settled 133 restricted stock awards. Of 133 settlements, 41 were net settled by withholding shares, which represented the employees’ minimum statutory obligation for each such employee’s applicable income and other employment taxes and remitted cash totaling $62, to the appropriate tax authorities. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity in the accompanying consolidated statements of cash flows. These shares withheld by us as a result of the net settlement election are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate earnings per share.

As of September 30, 2014, the weighted-average remaining contractual term of unexercised stock options was 6.5 years. As of September 30, 2014 and December 31, 2013, there was $396 and $843, respectively, of unrecognized compensation cost related to stock grants.

16. SEVERANCE AND RESTRUCTURING

In connection with the departure of Gregory V. Benson, our former President and Chief Operating Officer in May 2014, the Company entered into a Separation Agreement with Mr. Benson on June 24, 2014. The Separation Agreement provides for cash severance payment and incremental healthcare insurance through COBRA. The severance cost was $597, paid in 36 semi-monthly installments following May 1, 2014. The total healthcare cost is $14 over 12 months beginning on May 1, 2014. In connection with Mr. Benson’s departure, the Company also recorded a forfeiture of the stock options and restricted stock awards against stock based compensation in the amount of $131. The severance and restructuring charge was included in “General and administrative” expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2014. There were no severance and restructuring charges in the three months ended September 30, 2014. After the installment payments of the severance cost in the second and third quarter of 2014, the remaining balance of $439 as of September 30, 2014 is included in the “Accounts payable and accrued liabilities” line in the accompanying consolidated balance sheets.

In addition, per the Separation Agreement, the Company has a call option, but not an obligation, to purchase all or a portion of Mr. Benson’s shares of Class A and Class B common stock of the Company at $1.09 per share by June 30, 2015. If the Company exercises the option and elects to repurchase less than all of his shares of Class A and Class B common stock in a single transaction, then the following applies to each transaction: i) each transaction should include the purchase of a pro-rata portion of the Class A and Class B common stock; ii) the first purchase must include a minimum of 1,000,000 of Mr. Benson’s Class A and Class B common stock (cumulative number of Mr. Benson’s Class A and Class B common stock); and (iii) each subsequent purchase must include a minimum of 100,000 Class A and Class B Common stock (cumulative number of Mr. Benson’s Class A and Class B common stock) until all shares of Class A and Class B common stock have been purchased. Mr. Benson also forfeited all unvested stock options and restricted stock awards outstanding as of the date of his departure. The Company recorded the fair value of the call option, which was considered to be a freestanding equity linked financial instrument, and the corresponding contribution of the call option to the Company by Mr. Benson as offsetting entries within “Additional paid-in-capital” within the consolidated balance sheets. The impact of the call option resulted in a net impact of $0, in the consolidated statement of changes in stockholders’ Equity. As of September 30, 2014, the Company has not exercised any portion of its option under the agreement.

17. SUBSEQUENT EVENTS

On October 17, 2014, Comstock Growth Fund, L.C. (CGF), an administrative entity managed by the Company, was created for purposes of raising capital through a private placement offering. CGF entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for an initial aggregate principal amount of $10 million and received additional commitments from members of the Company’s management and board of directors (the “CGF Private Placement”). CGF is offering additional interests for sale to third party accredited investors, which if fully subscribed would increase the total capital raised up to $20 million. Purchasers other than CDS who purchase an amount of interests that exceed or equal a minimum investment amount of $100 may receive warrants that represent the right to purchase an aggregate amount of between 500,000 to 1,000,000 shares of the Company’s Class A common stock, depending upon the investment amount.

Simultaneously, on October 17, 2014, the Company entered into a unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum amount available for borrowing of up to $20 million with a three year term. The loan bears an annual interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The Loan will be used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements; (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv)for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests.

On October 14, 2014, the Company, through Comstock Two Rivers, I, L.C. and Comstock Two Rivers, II, L.C., subsidiaries of the Company, executed the first four model home lot takedowns, under the respective land purchase option agreements, for a total purchase price of $580.

On October 15, 2014, the Company redeemed the remaining equity interest of Comstock VII Class B Members by paying $5.4 million representing final priority returns and capital return.

On November 3, 2014, the Company made distributions in the amount of $401 to the Comstock VIII Class B Members representing accrued priority returns.

On November 4, 2014, the Company announced that its Board of Directors has approved a new share repurchase program authorizing the Company to repurchase up to three million shares of its Class A common stock (the “Share Repurchase Program”). In connection with its approval of the Share Repurchase Program, the Board of Directors terminated the Company’s share repurchase program that was adopted in February 2006.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Notes Regarding Forward-looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed below and elsewhere in this report, particularly under the headings “Cautionary Notes Regarding Forward-looking Statements.” References to dollar amounts are in thousands except per share data, or as otherwise noted.

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

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including multi-family units, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Multi-family and Real Estate Services as further discussed in Note 6 to the consolidated financial statements. We are currently focused on the Washington, D.C. metropolitan area, which is the seventh largest metropolitan statistical area in the United States.

We currently have communities under development in multiple counties throughout the Washington, D.C. area. As of September 30, 2014, we owned and controlled under purchase option agreements approximately 831 building lots.

The following table summarizes certain information for our owned or controlled communities as of September 30, 2014:

	Pipeline Report as of September 30, 2014
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (6)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	28	5	5	—	10	743
Townes at the Hampshires (3)	DC	TH	73	34	3	36	—	39	549
Estates at Falls Grove	VA	SF	19	—	3	16	—	19	528
Townes at Falls Grove	VA	TH	110	29	7	74	—	81	300
Townes at Shady Grove Metro	MD	TH	36	9	5	22	—	27	619
Townes at Shady Grove Metro (4)	MD	SF	3	—	—	3	—	3	—
Momentum | Shady Grove Metro (5)	MD	Condo	117	—	—	117	—	117	—
Estates at Emerald Farms	MD	SF	84	78	—	6	—	6	452
Townes at Maxwell Square	MD	TH	45	2	7	36	—	43	420
Townes at Hallcrest	VA	TH	42	—	1	41	—	42	484
Estates at Leeland	VA	SF	24	—	—	24	—	24	—
Villas | Preserve at Two Rivers 28’	MD	TH	66	—	—		66	66	—
Villas | Preserve at Two Rivers 32’	MD	TH	54	—	—		54	54	—
Villas at New Design Road	MD	TH	78	—	—		78	78	—
Estates at Popkins Lane	VA	SF	12	—	—		12	12	—
Townes at Richmond Station	VA	TH	70	—	—		70	70	—
Richmond Station Multi-family	VA	MF	103	—	—		103	103	—
Townes at Somerville	VA	TH	37	—	—		37	37	—

Total			1,011	180	31	380	420	831

(1)	“SF” means single family home, “TH” means townhome, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statuatory affordable dwelling unit program.
(4)	Units are subject to statuatory moderately priced dwelling unit program.
(5)	16 of these units are subject to statuatory moderately priced dwelling unit program.
(6)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Results of Operations

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

Orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements and backlog for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross new orders	22	31	100	118
Cancellations	4	4	15	14
Net new orders	18	27	85	104
Gross new order revenue	$11,185	$14,476	$47,779	$55,883
Cancellation revenue	$1,954	$1,680	$6,518	$6,241
Net new order revenue	$9,231	$12,796	$41,261	$49,642
Average gross new order price	$508	$467	$478	$474
Settlements	35	20	82	63
Settlement revenue—homebuilding	$18,225	$9,211	$37,713	$32,593
Average settlement price	$521	$461	$460	$517
Backlog units	31	50	31	50
Backlog revenue	$15,896	$22,470	$15,896	$22,470
Average backlog price	$513	$449	$513	$449

Revenue – homebuilding

The number of homes settled for the three months ended September 30, 2014 increased to 35 as compared to 20 homes for the same period in the prior year. The number of homes settled for the nine months ended September 30, 2014 increased to 82 as compared to 63 homes for the nine months ended September 30, 2013. Average revenue per home settled increased by approximately $60 to $521 for the three months ended September 30, 2014 as compared to $461 for the three months ended September 30, 2013. Average revenue per home settled decreased by approximately $47 to $460 for the nine months ended September 30, 2014 as compared to $517 for the nine months ended September 30, 2013. Revenue from homebuilding increased by $9 million to $18.2 million for the three months ended September 30, 2014 as compared to $9.2 million for the same period in the prior year which resulted from the increase in the number of homes and the mix of units settled. Revenue from homebuilding increased by $5.1 million to $37.7 million for the nine months ended September 30, 2014 as compared to $32.6 million for the nine months ended September 30, 2013. For the three months ended September 30, 2014, the Company settled 35 units (14 units at The Hampshires, 10 units at Falls Grove, 2 units at Maxwell Square and 9 units at Shady Grove), as compared to 20 units (13 units at Eastgate and 7 units at The Hampshires) for the three months ended September 30, 2013. For the nine months ended September 30, 2014, 82 units were settled (13 at Eastgate, 29 at The Hampshires, 29 at Falls Grove, 2 at Maxwell Square and 9 units at Shady Grove), as compared to 63 units (24 units at Eastgate, 18 units at The Hampshires, 19 units at Eclipse and 2 units at Penderbrook) for the nine months ended September 30, 2013. Our homebuilding gross margin percentage for the three months ended September 30, 2014 decreased by 8.0% to 17.6%, as compared to 25.6% for the three months ended September 30, 2013. The homebuilding gross margin percentage for the nine months ended September 30, 2014 decreased by 4.0% to 18.5% as compared to the 22.5% for the nine months ended September 30, 2013. The decrease noted in margins was a result of the mix of units settled and two new projects started settling this quarter.

At September 30, 2014, we had a total of 31 units in backlog to generate future revenue of $15.9 million as compared to $22.5 million from 50 units at September 30, 2013, resulting in a 29% decrease. Gross new order revenue, consisting of revenue from all units sold, for the three months ended September 30, 2014 was $11.2 million on 22 units as compared to $14.5 million on 31 units for the three months ended September 30, 2013. Gross new order revenue for the nine months ended September 30, 2014 was $47.8 million on 100 units as compared to $55.9 million on 118 units for the nine months ended September 30, 2013. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the three months ended September 30, 2014 was $9.2 million on 18 units as compared to $12.8 million on 27 units for the three months ended September 30, 2013. Net new order revenue for the nine months ended September 30, 2014 was $41.3 million on 85 units as compared to $49.6 million on 104 units for the nine months ended September 30, 2013. Average gross new order revenue per unit for the three months ended September 30, 2014 increased $41 to $508, as compared to $467 for the three months ended September 30, 2013. Average gross new order revenue per unit for the nine months ended September 30, 2014 was $478, as compared to $474 for the nine months ended September 30, 2013. The change is related directly to the number and mix of units sold. For the nine months ended September 30, 2014, gross new orders totaled 12 units at Eastgate, 35 units at The Hampshires, 33 units at Falls Grove, 9 units at Shady Grove, 10 units at Maxwell Square, and 1 unit at Hallcrest, as compared to 2 units at Penderbrook 19 units at Eclipse, 18 units at The Hampshires and 24 units at Eastgate for the nine months ended September 30, 2013.

Revenue – other

Revenue-other decreased approximately $0.3 million to $0.1 million during the three months ended September 30, 2014, as compared to $0.4 million for the three months ended September 30, 2013. Revenue-other decreased approximately $0.3 million to $0.4 million during the nine months ended September 30, 2014, as compared to $0.7 million for the nine months ended September 30, 2013. The year- to-date decrease primarily relates to revenue from real estate services as the number of rental units at Penderbrook and Eclipse continued to decline until all units were sold in the second quarter of 2013.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended September 30, 2014 increased by $8.1 million to $15.0 million, as compared to $6.9 million for the three months ended September 30, 2013. Cost of sales – homebuilding for the nine months ended September 30, 2014 increased by $5.4 million to $30.7 million, as compared to $25.3 million for the nine months ended September 30, 2013. The unit mix and number of homes settled during the quarter and the year accounted for the increase in the aggregate cost of sales.

Cost of sales – other

Cost of sales – other remained consistent at $0.1 million during the three months ended September 30, 2014 and 2013. Cost of sales – other decreased approximately $0.3 million to $0.3 million during the nine months ended September 30, 2014 as compared to $0.6 million in the nine months ended September 30, 2013. This year-to-date decrease in Cost of sales – other was primarily due to the absorption and sale of the condominium units at Penderbrook and Eclipse through the end of the second quarter leading to a decline in the number of units used in rental operations.

Impairment reversal

We evaluate all of our projects to the extent of the existence of any impairment indicators requiring evaluation to determine if recorded carrying amounts were recoverable by evaluating discount rates, sales prices and absorption and our analysis of the best approach to marketing our projects for sale. Due to a change to an individual unit retail sale model from our previous bulk sale disposition strategy for the Eclipse project, we reversed a previously recorded impairment charge of $0.7 million during the nine months ended September 30, 2013. There were no similar actions in the current year. See Note 14 to the consolidated financial statements.

Sales and marketing

Sales and marketing expenses for the three months ended September 30, 2014 increased by $0.1 million to $0.6 million, as compared to $0.5 million for the three months ended September 30, 2013. Sales and marketing expenses for the nine months ended September 30, 2014 increased by $0.3 million to $1.7 million, as compared to $1.4 million for the nine months ended September 30, 2013. The increase in sales and marketing expenses over the same period in the prior year is directly attributable to increases in the number of active developments and marketing efforts that resulted in a higher volume of sales and settlements.

General and administrative

General and administrative expenses for the three months ended September 30, 2014 decreased $0.1 million to $1.6 million, as compared to $1.7 million for the three months ended September 30, 2013. General and administrative expenses for the nine months ended September 30, 2014 increased by $0.8 million to $5.8 million, as compared to $5.0 million for the nine months ended September 30, 2013. The increase in general and administrative expenses over the nine month period is primarily attributable to the one-time charge of $611 recorded in connection with the Separation Agreement entered into with the Company’s former Chief Operating Officer in the second quarter of 2014 as further detailed in Note 16 to the consolidated financial statements.

Income taxes

The Company recorded a tax provision of $137 and $268 for the three and nine months ended September 30, 2014, respectively, based on an effective tax rate of 12% and (106%), respectively, related to statutory tax rates in the District of Columbia where the Company has no deferred tax benefit to offset the tax liability. The Company recorded a tax provision of $197 for the three and nine months ended September 30, 2013, based on an effective tax rate of 44% and 12%, respectively, related to statutory tax rates in the District of Columbia where the Company has no deferred tax benefit to offset the tax liability.

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

The Company is involved in ongoing discussions with lenders and potential equity investors in an effort to provide additional growth capital to fund various new business opportunities. We anticipate that through settlement curtailments, ongoing refinancing discussions with lenders, equity raises and private placements, we will satisfy the short-term financing obligations, as described in Note 13 to the consolidated financial statements. Further, we are anticipating that through a combination of current available cash on hand, the additional cash from settlement proceeds, proceeds from debt, project level raises and the cash generated from settlements at our new communities currently under development, the Company will have sufficient financial resources to service its debt, invest in new projects, and cover its overhead/working capital through the next 12 months.

Credit Facilities

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate property. The Company has financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. See Note 13 to the consolidated financial statements for details of our credit facilities and maturities of all of our borrowings.

Cash Flow

Net cash provided by operating activities was $0.8 million for the nine months ended September 30, 2014. This represents an increase from the net cash used in operating activities of $6.0 million for the nine months ended September 30, 2013. The change is primarily attributable to the significant cash out flow for real estate inventories in the prior year as the Company was investing in new projects and positioning itself for growth to the current year and beyond.

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2014. This usage was mainly attributable to the compensating balances held in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The prior year net cash provided by investing activities of $0.2 million mainly related to the proceeds from the sale of the Cascades multi-family units.

Net cash used in financing activities was $7.1 million for the nine months ended September 30, 2014, primarily attributable to the distributions made to non-controlling interest members including preferred returns. Net cash provided by financing activities was $6.4 million for the nine months ended September 30, 2013, primarily attributable to the proceeds from the Comstock VII Private Placement of $7.3 million and $23.0 million in proceeds from notes payable offset by $23.9 million net repayment of notes payable.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in Spring and Summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Because it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as Spring and Summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry and the general economy.

Recently Issued Accounting Standards

See Note 1 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2014 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The descriptions of the offerings related to Comstock Investors VII, L.C. and Comstock Investors VIII, L.C. in Note 11 to the accompanying consolidated financial statements are hereby incorporated by reference. The membership interests and the warrants were offered and sold to purchasers in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and the certificates representing the securities shall bear legends to that effect. The membership interests, the warrants and the shares of our Class A common stock issuable upon the exercise of the warrants have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On November 4, 2014, the Company announced that its Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to three million shares of its Class A common stock (the “Share Repurchase Program”). In connection with its approval of the Share Repurchase Program, the Board of Directors terminated the Company’s share repurchase program that was adopted in February 2006. The shares may be repurchased pursuant to the Share Repurchase Program from time to time in open market, in privately negotiated transactions or by other means in accordance with federal securities laws. There is no fixed termination date for the Share Repurchase Program, and it may be suspended or discontinued at any time.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

10.87*	Guidance Line of Credit and Security Agreement, dated July 15, 2014, between the Registrant and Eagle Bank.

10.88*	Revolving Line of Credit Note, dated July 15, 2014, between the Registrant and Eagle Bank.

10.89*	Revolving Line of Credit Note, dated July 23, 2014, between Comstock Yorkshire, L.C. and Eagle Bank.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 13, 2014	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ JOSEPH M. SQUERI
Joseph M. Squeri
Chief Financial Officer
(Principal Financial Officer)