Form 10-K
period 2014-12-31
Comstock Holding Companies, Inc.
filed 2015-04-15
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (703) 883-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share Preferred Stock Purchase Rights	The Nasdaq Stock Market LLC Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant 10,063,096 shares based on the last reported sale price of the registrant’s common equity on the Nasdaq Capital Market (“NASDAQ”) on June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $11,975,084. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of April 14, 2015, there were outstanding 18,622,036 shares of the registrant’s Class A common stock, par value $0.01 per share, and 2,733,500 shares of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOLDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

PART I

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K include forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “likely,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties including certain risks described in this Annual Report on Form 10-K. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this Annual Report on Form 10-K. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: general economic and market conditions, including interest rate levels; our ability to service our debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; the market conditions in the markets in which we operate; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; adverse weather conditions and natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis and our continuing relationships with affiliates.

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

Overview

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation is a multi-faceted real estate development and services company focused in the Washington, D.C. metropolitan area. We have substantial experience with building a diverse range of products including multi-family, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. References in this Form 10-K to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Available Information

We make available, as soon as reasonably practicable, on our website, www.comstockhomes.com, all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports can be found on the “Investor Relations” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. In addition to our SEC filings, our corporate governance documents, including our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and Code of Conduct applicable to all employees and directors are available on the “Investor Relations” page of our website under “Corporate Governance.”

Our principal executive offices are located at 1886 Metro Center Drive, 4th Floor, Reston, Virginia 20190 and our telephone number is (703) 883-1700. Information on or linked to our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

Our Operating Market

We are primarily focused on the Washington, D.C. market (Washington D.C. and the Northern Virginia and Maryland suburbs of Washington D.C.), which is the seventh largest metropolitan statistical area in the United States. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We build homes and multi-family buildings in suburban communities, where we focus on low density products such as single-family detached homes, townhomes and mid-rise multi-family buildings, and in urban areas, where we focus on high density multi-family and mixed use products. For our homebuilding operations, we develop properties with the intent to sell either as fee-simple properties or condominiums to individual unit buyers or as investment properties to investors. Our homebuilding products are designed to attract first-time, early move-up and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market.

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

We believe that our significant experience over the past 29 years within the Washington, D.C. market provides us with the experience necessary to identify attractive opportunities in our core market. We believe that our focus in the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, should provide us with an opportunity to generate attractive returns on investment and for growth.

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

These business units work in concert to leverage the collective skill sets of our organization. The talent and experience of our personnel allows workflow flexibility and a multitasking approach to managing various projects. In a capital constrained environment, we use creative problem solving and financing approaches by working closely with land owners, banks, borrowers and other parties in an effort to generate value for all constituents. We believe that our business network in the Washington, D.C. real estate market provides us with a competitive advantage in sourcing and executing investment opportunities.

Our land acquisition strategy is designed to maximize potential overall returns generated by homebuilding operations. We pursue land acquisition opportunities that generally fit into three categories:

•	Finished building lots – Whenever practical, we purchase fully developed building lots from sellers that have secured necessary entitlements and permits and have completed the land development process. This enables us to minimize the amount of land we hold in inventory and to time our acquisition of such lots with the sales of homes to be built on such lots, thereby reducing the hold time and carrying costs associated with holding the lots.

•	Entitled building lots – We purchase certain development sites after the land seller has secured substantially all entitlements, allowing for prompt development of the land into building lots. This affords us the opportunity to secure building lots in locations where finished building lots are not readily available, or where the price of obtaining finished lots is determined to be unaffordable.

•	Land options – We contract to purchase certain development sites in advance of entitlements being secured. This affords us the opportunity to design the layout of the building lots to fit our home products, while the land continues to be held by the land seller and minimizes our costs associated with carrying such land in our inventory while development permits are secured.

With respect to our homebuilding operations, we seek to minimize risk associated with fluctuating market conditions by primarily building pre-sold units and limiting the number of “spec units” (units that are not pre-sold) held in inventory. In each new community that we develop, we build model homes to demonstrate our products and to house our on-site sales operations. When practical, we execute sale-leaseback transactions on model homes. We limit building spec units in locations where there is a demand for immediate delivery of homes or where a significant number of the units in a multi-family building (such as townhouses or condominiums) have been pre-sold. We believe that by limiting the number of model homes and spec units held in inventory, we reduce our exposure to cyclical fluctuations in market values and minimize costs associated with holding inventory, such as debt service.

Our Operations

We believe that we are properly staffed for current market conditions and that we have the ability to manage growth as market conditions warrant. Our operations are focused mainly in the Washington, D.C. market, where we believe our 29 years of market experience provides us the best opportunity to enhance stockholder value.

Our Communities

We are currently operating, or developing in multiple counties throughout the Washington, D.C. market. The following table summarizes certain information for our owned or controlled communities as of December 31, 2014:

	Pipeline Report as of December 31, 2014
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (7)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	32	2	4	—	6	744
Townes at the Hampshires (3)	DC	TH	73	38	2	33	—	35	550
Estates at Falls Grove	VA	SF	19	—	5	14	—	19	553
Townes at Falls Grove	VA	TH	110	35	5	70	—	75	303
Townes at Shady Grove Metro	MD	TH	36	9	5	22	—	27	620
Townes at Shady Grove Metro (4)	MD	SF	3	—	—	3	—	3	—
Momentum | Shady Grove Metro (5)	MD	Condo	117	—	—	117	—	117	—
Estates at Emerald Farms	MD	SF	84	78	—	6	—	6	452
Townes at Maxwell Square	MD	TH	45	8	4	33	—	37	421
Townes at Hallcrest	VA	TH	42	—	1	41	—	42	486
Estates at Leeland	VA	SF	24	—	—	24	—	24	—
Villas | Preserve at Two Rivers 28’	MD	TH	66	—	—	2	64	66	—
Villas | Preserve at Two Rivers 32’	MD	TH	54	—	—	2	52	54	—
Villas at New Design Road	MD	TH	78	—	—	—	78	78	—
Estates at Popkins Lane	VA	SF	12	—	—	—	12	12	—
Townes at Richmond Station	VA	TH	70	—	—	—	70	70	—
Richmond Station Multi-family	VA	MF	103	—	—	—	103	103	—
Townes at Totten Mews	DC	TH	37	—	—	—	37	37	—
The Estates at Stone Ridge (6)	VA	SF	35	—	—	—	35	35	—
River Creek Village	VA	SF	100	—	—	—	100	100	—

Total			1,146	200	24	371	551	946

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium and “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program.
(5)	18 of these units are subject to statutory moderately priced dwelling unit program.
(6)	1 of these units is subject to statutory affordable dwelling unit program.
(7)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Northern Virginia Market

The Estates at Falls Grove and The Townes at Falls Grove projects are located in northern Prince William County near Centreville, Virginia. The properties will be developed as 19 single family homes and 110 townhouses with prices starting from the high $200’s for the townhomes and the mid $400’s for the single-family homes. We are actively selling both the townhomes and the single-family homes in this community. At December 31, 2014, there were 5 single family homes and 5 townhomes in backlog.

The Townes at Hallcrest is a community located in Sterling, Virginia. The property will be developed as 42 townhomes with prices starting from the mid $400’s. Sales began in August 2014. At December 31, 2014, there was 1 unit in backlog.

The Estates at Leeland is a community located in Fredericksburg, Virginia. The property was acquired as finished lots and we will construct 24 single-family homes on the site with prices starting from the mid $300’s. Construction and sales activities are anticipated to begin in spring of 2015.

The Estates at Popkins Lane is a community located in Alexandria, Virginia. The property is under a land option contract and we plan to construct 12 single-family homes on the site starting from the mid $800’s. Construction and sales activities are anticipated to begin in fall of 2016.

The Townes at Richmond Station and Richmond Station Multi-family are projects located in Prince William County, Virginia. The properties are under land option contracts and a rezoning is underway. Rezoning approval is expected in summer of 2015 and development is expected to commence in fall of 2016. We plan to construct 70 townhomes and 103 multi-family units on this site.

The Estates at Stone Ridge is a new residential project in Loudoun County, Virginia. The property was under a land option contract as of December 31, 2014 and we closed on the land purchase agreement in February 2015. We will construct 35 single-family homes on the site starting from the low $600’s. Construction and sales activities are anticipated to begin in fall of 2015.

River Creek Village is a new residential project located in Leesburg, Virginia. The property is under a land option contract for a rezoning of approximately 100 active adult units. The rezoning is anticipated to be approved in the fall of 2016. Construction and sales are anticipated to begin in the fall of 2017.

Maryland

The Estates at Emerald Farms consists of 6 finished single-family lots that we own in a large development of single-family homes in Frederick, Maryland conveniently located near major transportation routes. We anticipate to begin marketing and sales activities on this property in mid- 2015.

The Townes at Shady Grove Metro and Momentum | Shady Grove projects are residential projects in Rockville, Maryland, adjacent to the Shady Grove metro rail station, the terminus of the red line of the Washington metro. The projects will be developed as 3 single-family homes, 36 upscale townhomes and 117 luxury condominium units. We are actively selling the townhomes in this community and are developing the land for the condos. At December 31, 2014, there were 5 townhomes in backlog.

The Townes at Maxwell Square project is located in downtown Frederick, Maryland. The property was acquired as finished lots and we will construct 45 townhomes with selling prices starting from the high-$300’s. We are actively selling in this community. At December 31, 2014, 4 units were in backlog.

The Villas | Preserve at Two Rivers 28’ and Villas | Preserve at Two Rivers 32’ projects are active adult communities in Anne Arundel County, Maryland, near Baltimore. We will construct 120 villas with selling prices starting from the mid $400’s. Development and construction began in December 2014, and sales are anticipated to begin in the spring of 2015.

The Villas at New Design Road project is located in Frederick, Maryland. The property is under a land option and we will construct 78 townhomes. Development and construction is expected to commence in fall of 2016.

District of Columbia

The City Homes at the Hampshires and The Townes at the Hampshires projects are located in the Northeast quadrant of Washington, D.C. The property has been developed as 111 building lots where we are currently constructing residential units, consisting of 38 single-family homes and 73 townhomes. The Hampshires is located proximate to two metro rail stations just inside the Washington, D.C. – Maryland border. We are actively selling in this community. At December 31, 2014, there were 2 single-family homes and 2 townhomes in backlog.

The Townes at Totten Mews are located in the Northeast quadrant of Washington, D.C. This property is under a land contract option and will be developed upon completion as 37 townhomes, located within proximity to a metro rail station just inside the Washington, D.C.-Maryland border. The townhomes will be priced from the high $400’s. Development and construction is expected to commence in 2017.

Land/Lot Acquisition and Inventory Management

As discussed in ‘Our Business Strategy’ above, we acquire land after we have completed due diligence and generally after we have obtained the rights (known as entitlements) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction.

We also enter into land/lot option contracts, in which we obtain the right, but generally not the obligation, to buy land or lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned development. Our option contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited with land and lot sellers and any pre-acquisition due diligence costs we incur. This enables us to control land and lot positions with limited capital investment in order to substantially reduce the risks associated with land ownership and development.

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

Competition

The real estate development industry is highly competitive. We compete primarily on the basis of price, location, design, quality, service and reputation. We compete with small private builders and large regional or national builders. In addition to competing for home buyers and renters, builders compete for construction financing, raw materials and skilled labor. Additionally, under normal market conditions competition exists within the industry for prime development sites, especially those where developed building lots are available under option lot contracts. We compete with other local, regional and national builders in all of these areas. Many of our competitors have significantly greater financial, sales and marketing and other resources than we have. Some of the national builders that we compete against include Pulte Homes, DR Horton, Toll Brothers, Ryland Homes, NVR, K. Hovnanian and Lennar.

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

        We and our competitors are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of the environment. Some of the laws to which we and our properties are subject to may impose requirements concerning development in waters of the United States, including wetlands, the closure of water supply wells, management of asbestos-containing materials, exposure to radon and similar issues. The particular environmental laws that apply to any given community vary based on several factors including but not limited to the environmental conditions related to a particular property and the present and former uses of the property. These environmental laws may result in delays, may cause us and our competitors to incur substantial compliance related costs, and may prohibit or severely restrict development in certain environmentally sensitive areas. To date, environmental laws have not had a material adverse impact on our operations.

Technology and Intellectual Property

We utilize our technology infrastructure to facilitate marketing of our projects as well. Through our web site, www.comstockhomes.com, our customers and prospective customers receive automatic electronic communications from us on a regular basis. Our corporate marketing directors work with in-house marketing and technology specialists to develop advertising and public relations programs for each project that leverage our technology capabilities. During 2014, we continued to increase our utilization of media and internet based marketing platforms in lieu of print advertisements. We believe that the home buying population will continue to increase its reliance on information available on the internet to help guide its home buying decision. Accordingly, through our marketing efforts, we will continue to seek to leverage this trend in an effort to lower per sale marketing costs while maximizing potential sales.

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

Employees

At December 31, 2014, we had 58 full-time and 2 part time employees. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers of the Registrant

Our executive officers and other management employees and their respective ages and positions as of December 31, 2014 are as follows:

Name	Age	Current Position
Christopher Clemente	55	Chairman and Chief Executive Officer
Joseph M. Squeri	49	Chief Financial Officer
Jubal R. Thompson	45	General Counsel and Secretary

Christopher Clemente founded Comstock in 1985 and has been a director since May 2004. Since 1992, Mr. Clemente has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 29 years of experience in all aspects of real estate development and home building, and more than 30 years of experience as an entrepreneur.

Joseph M. Squeri has served as our Chief Financial Officer since August 2010. Mr. Squeri has more than a decade of public company leadership experience in corporate finance, strategic planning, accounting and operations. From October 2008 to August 2010, Mr. Squeri served as an independent financial and business consultant to privately held companies. From January 2008 to September 2008, Mr. Squeri served as the Executive Vice President-Chief Financial Officer and Treasurer of the Federal Realty Investment Trust (NYSE: FRT) with responsibility for capital markets, financial reporting and investor relations functions. From 1997 through 2007, Mr. Squeri served in a variety of positions at Choice Hotels International (NYSE: CHH), including Chief Financial Officer starting in 1999, and then more significant operating roles culminating with his position as President and Chief Operating Officer. Mr. Squeri is a certified public accountant.

Jubal R. Thompson has served as our General Counsel since October 1998 and our Secretary since December 2004. Mr. Thompson has significant experience in the areas of real estate acquisitions and dispositions, real estate and corporate finance, corporate governance, mergers and acquisition and risk management.

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

The real estate development industry is capital intensive and requires significant expenditures for operations, land purchases, land development and construction as well as potential acquisitions of other homebuilders or developers. In order to maintain our operations, we will need to obtain additional financing. These funds can be generated through public or private debt or equity financings, operating cash flow, additional bank borrowings or from strategic alliances or joint ventures. In light of the current economic climate, we may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. We have historically utilized construction, acquisition and development loans with respect to our projects. These credit facilities tend to be project-oriented and generally have variable rates and require significant management time to administer. Further, these types of financing are typically characterized by short-term loans, which are subject to call. The availability of borrowed funds, especially for land acquisition and construction financing, has been greatly reduced, and lenders may require us to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. In addition, we may need to further refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. Furthermore, if financial institutions discontinue providing these facilities to us, we would lose our primary source of financing for our operations or the cost of retaining or replacing these credit facilities could increase dramatically. If we do not have access to additional capital or funds to continue our operations or grow our business, we may be required to delay, scale back or abandon some or all of our operating strategies or reduce capital expenditures and the size of our operations. As a result, such an inability to access additional capital would likely cause us to experience a material adverse effect on our business, results of operations and financial condition.

Our ability to sell homes and, accordingly, our results of operations, will be affected by the availability of mortgage financing to potential home buyers.

Most home buyers finance their purchase of a new home through third-party mortgage financing. As a result, residential real estate demand is adversely affected by increases in interest rates and decreases in the availability of consumer mortgage financing. Increased monthly mortgage costs and the continued constraints on obtaining financing for potential home buyers have depressed the market for new homes. For instance, recent regulations which tighten underwriting standards have made mortgage financing more difficult to obtain for some of our entry-level home buyers, which has led to decreased demand from these buyers. Even if potential home buyers do not experience difficulty securing mortgage financing for their purchases of new homes, increases in interest rates and decreased mortgage availability or significant alterations to mortgage product types could make it harder for them to sell their existing homes. This could continue to adversely affect our operating results and financial condition.

Fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, or at all, which could adversely affect our revenues, earnings and cash flows.

We are subject to the potential for significant fluctuations in the market value of our land and home inventories. We must continually locate and acquire new tracts of land if we are to support growth in our home building operations. There is a lag between the time we acquire the land and the time that we can bring communities built on that land to market. This lag time varies from site to site as it is impossible to predict with any certainty the length of time it will take to obtain governmental approvals and building permits. The risk of owning undeveloped land, developed land and homes can be substantial. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land and home inventories could occur if market conditions deteriorate or if we purchase land or build home inventories at higher prices during stronger economic periods and the value of those land or home inventories subsequently declines during weaker economic periods. We could also be forced to sell homes, land or lots for prices that generate lower profit than we anticipated, or at a loss, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a continued decline in the market value of our land or home inventories may give rise to additional impairments of our inventory and write-offs of contract deposits and feasibility cost, which may result in a breach of financial covenants contained in one or more of our credit facilities, and possibly cause a default under those credit facilities. Defaults in these credit facilities are often times the responsibility of Comstock, as Comstock is the guarantor of most of its subsidiaries debts.

During 2014 and 2013, we evaluated all of our projects, to the extent of the existence of any impairment indicators requiring evaluation to determine if carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale. During 2014, we wrote-off $2.7 million in land and land development costs related to the Momentum | Shady Grove project. The write-off occurred in December 2014 due to a revision in our previous disposition strategy. During 2013, we wrote-off $1.1 million in due diligence and entitlement pursuit costs related to the BLVD Newell project, which was controlled under a land purchase option contract. The write-off occurred in December 2013 due to the Company’s unsuccessful attempt to obtain entitlement approvals. Additionally, during 2013, due to a revision in our previous disposition strategy, we reversed a previously recorded impairment charge of $0.7 million. See real estate inventories in Note 4 in the accompanying consolidated financial statements.

Our ability to use our Net Operating Losses (“NOLs”) and, in certain circumstances, future built-in losses and depreciation deductions can be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

We currently have approximately $123 million in federal and state NOLs with a potential value of up to approximately $48 million in tax savings. These deferred tax assets are currently fully reserved. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2014, the cumulative shift in the Company’s stock would not cause an inability to utilize any of our NOLs.

The Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected if there is an “ownership change” as defined under Internal Revenue Code Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Internal Revenue Code Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, in 2011, Comstock adopted an Internal Revenue Code Section 382 stockholder rights plan. This plan expired in May 2014. On March 27, 2015, Comstock adopted a new Internal Revenue Code Section 382 stockholder rights plan (the “Rights Plan”) that will be submitted to a vote of the Company’s stockholders at the 2015 Annual Meeting of Stockholders. The Rights Plan was adopted to reduce the likelihood of such an unintended “ownership change” and thus assist in preserving the value of these tax benefits. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years.

Home prices and sales activities in the Washington, D.C. market have a large impact on our results of operations because we conduct mainly all of our business in this market.

We currently develop and sell homes primarily in the Washington, D.C. market; consequently home prices and sales activities in the Washington, D.C. geographic market have a large impact on our results of operations. Although demand in this area historically has been strong, the historical slowdowns in residential real estate demand and continued constraints on obtaining consumer mortgage financing continue to reduce the likelihood of consumers seeking to purchase new homes. As a result of the specific market and general economic conditions, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our homes or our offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. Our limited geographic diversity means that adverse general economic, weather or other conditions in this market could adversely affect our results of operations and cash flows or our ability to grow our business.

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

Current tax laws generally permit significant expenses associated with owning a home, to be deducted for the purpose of calculating an individual’s federal, and in many cases, state, taxable income, primarily including mortgage interest expenses and real estate taxes. Proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. If such proposals were enacted without offsetting provisions, the after-tax cost of owning a home would increase for many of our potential customers and may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.

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

We compete primarily on the basis of price, location, design, quality, service and reputation. Some of our competitors have greater financial resources, more established market positions and better opportunities for land and home site acquisitions, greater amounts of unrestricted cash resources on hand, and lower costs of capital, labor and material than us. The competitive conditions in the home building industry could, among other things:

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

The cancellation rate of buyers who contracted to buy a home from us but did not close escrow (as a percentage of overall orders) was approximately 16% and 14% during the years ended December 31, 2014 and 2013, respectively. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions including unemployment. Upon a home order cancellation, the homebuyer’s escrow deposit is returned to the homebuyer (other than certain miscellaneous deposits, which we retain). An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

We are dependent on the services of certain key employees, and the loss of their services could harm our business.

Our success largely depends on the continuing services of certain key employees, including Christopher Clemente, our Chairman and Chief Executive Officer; Joseph Squeri, our Chief Financial Officer; and Jubal Thompson, our General Counsel and Secretary. Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Messrs. Clemente, Squeri and Thompson each possess valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of these or other key employees could harm our operations, business plans and cash flows.

Our sources of liquidity are limited and may not be sufficient to meet our needs.

We are largely dependent on private placements of debt and equity (which rely heavily on insider participation) to cover our operating expenses and/or fund our liquidity needs. If we are unable to secure this capital from these private placements, we may be forced to reduce our capital expenditures, delay investments, seek other forms of financing and restructure our indebtedness. These alternative measures may not be successful or if successful, may not be on desirable terms and could have an adverse impact on our operations.

A portion of our business plan involves and may continue to involve mixed-use developments and high-rise projects with which we have less experience.

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

We provide service warranties on our homes for a period of one year or more post closing and provide warranties on occasion as required by applicable statutes for extended periods. We self-insure our warranties from time to time and reserve an amount we believe will be sufficient to satisfy any warranty claims on homes we sell and periodically purchase insurance related coverage to cover the costs associated with potential claims. Additionally, we attempt to pass much of the risk associated with potential defects in materials and workmanship on to the subcontractors performing the work and the suppliers and manufacturers of the materials and their insurance carriers. In such cases, we still may incur unanticipated costs if a subcontractor, supplier, manufacturer or its insurance carrier fails to honor its obligations regarding the work or materials it supplies to our projects. If the amount of actual claims materially exceeds our aggregate warranty reserves, any available insurance coverage and/or the amounts we can recover from our subcontractors and suppliers, our operating results and cash flows would be adversely affected.

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

As a current or previous owner or operator of real property, we may be liable under federal, state, and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the properties or in the proximity of the properties we develop. These laws often impose liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial. The presence of any such substance, or the failure to promptly remediate any such substance, may adversely affect our ability to sell the property, to use the property for our intended purpose, or to borrow funds using the property as collateral. In addition, the construction process involves the use of hazardous and toxic materials. We could be held liable under environmental laws for the costs of removal or remediation of such materials. In addition, our existing credit facilities also restrict our access to the loan proceeds if the properties that are used to collateralize the loans are contaminated by hazardous substances and require us to indemnify the bank against losses resulting from such occurrence for significant periods of time, even after the loan is fully repaid.

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

Our operating results, including revenue, earnings, and losses, have varied over time due to a number of conditions. If we are unable to successfully manage these conditions or factors, our operating results may continue to vary and may also suffer.

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

Information technology failures or data security breaches could harm our business.

We use information technology and other computer resources to perform important operational and marketing activities and to maintain our business records. Certain of these resources are provided to us and/or maintained by data hosting facilities and third party service providers to assist in conducting our day to day operations. Our computer systems and those of our third-party providers are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, hackers, unauthorized accesses, IT security breaches, natural disasters, usage errors by our employees or contractors, etc. Although we have implemented administrative and technical controls to address, mitigate and minimize these IT security issues, a significant and extended disruption of or breach of security related to our computer systems and third party service providers may damage our reputation and cause us to lose customers, sales and revenue, result in the unintended misappropriation of proprietary, personal and confidential information and require us to incur significant expense to remediate or otherwise resolve these issues.

Risks Related to our Common Stock and Level of Indebtedness

Our level of indebtedness may harm our financial condition and results of operations.

Our consolidated indebtedness as of December 31, 2014 is approximately $45.9 million. Of this amount, approximately $28.7 million represents debt under our credit facilities and project related loans that mature prior to December 31, 2015. We are in active discussions with our lenders with respect to these maturities and are seeking extensions and modifications to the loans as necessary. If, for any reason, we are unable to refinance, extend or modify the existing indebtedness, these projects may be in default of their existing obligations, which may result in a foreclosure on the project collateral and loss of the project. Any such events could have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness could impact our future operations in many important ways, including, without limitation, by:

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

Our stock price has been volatile, and we expect it will continue to be volatile. For example during the year ended December 31, 2014, the closing price of our common stock ranged from a high of $2.03 to a low of $0.85. The volatility of our stock price may be due to many factors including:

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

We may not be able to maintain compliance with The NASDAQ Capital Market’s continued listing requirements.

Our common stock is listed on The NASDAQ Capital Market. In order to maintain the listing of our Class A common stock on The NASDAQ Capital Market, we must meet minimum financial, operating and other requirements, including requirements for a minimum amount of capital, a minimum price per share and active operations. We may fail to satisfy certain of these listing requirements. In particular, our Class A common stock has occasionally traded at less than one dollar per share, which is the minimum price required for continued listing on The NASDAQ Capital Market. If our shares of Class A common stock trade at a price below the NASDAQ minimum for an extended period, we would be required to take steps to increase the price, or suffer delisting from The NASDAQ Capital Market. The most likely step to increase the trading price would be a reverse split of outstanding shares, which would result in each existing shareholder receiving one new share in exchange for some larger number of shares. If we fail to satisfy the continued listing requirements, NASDAQ may take steps to delist our stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, our ability to obtain financing and our ability to fund our operations.

Investors in our Class A common stock may experience dilution with the future issuance of stock, exercise of stock options and warrants, the grant of restricted stock and issuance of stock in connection with our capital raising transactions and acquisitions of other companies.

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

Mr. Christopher Clemente and Mr. Greg Benson, a member of our board of directors, own 100% of our outstanding Class B common stock, which, together with their shares of Class A common stock, represent approximately 76% of the combined voting power of all classes of our voting stock as of December 31, 2014. As a result, Messrs. Clemente and Benson, acting together, have control over us, the election of our board of directors and our management and policies. Messrs. Clemente and Benson, acting together, also have control over all matters requiring stockholder approval, including the amendment of certain provisions of our amended and restated certificate of incorporation and bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

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

Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 20,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders, even where stockholders are offered a premium for their shares. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of Class A common stock, including the loss of voting control. We have no preferred stock currently outstanding and we do not have any present plans to issue any shares of preferred stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On December 31, 2009, the Company, through its affiliate, Comstock Property Management, L.C., entered into a three-year lease for approximately 7,620 square feet of office space for its corporate headquarters at 1886 Metro Center Drive, Reston, Virginia from Comstock Asset Management, L.C., an affiliate wholly-owned by our Chief Executive Officer. On September 19, 2012, the Company amended the lease to add an additional 2,436 square feet of office space, or a total of 10,056 square feet, for its corporate headquarters, with an effective date of July 1, 2012. Concurrent with the amendment, the Company agreed to extend the term of the lease for five-years from the effective date of the amendment. This property is suitable and adequate to meet our current needs. See related party transactions in Note 10 in the accompanying consolidated financial statements.

For information regarding the properties at our communities, see Item 1 ‘Business – Our Communities.’

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market for Common Stock

Our Class A common stock is traded on NASDAQ under the symbol “CHCI”. The following table sets forth the high and low sale prices of our Class A common stock, as reported on NASDAQ, for the periods indicated:

	High	Low
Fiscal Year Ended 2014
First quarter	$2.03	$1.61
Second quarter	$1.59	$1.15
Third quarter	$1.40	$1.10
Fourth quarter	$1.21	$0.85

	High	Low
Fiscal Year Ended 2013
First quarter	$1.96	$0.48
Second quarter	$3.65	$1.65
Third quarter	$2.92	$1.74
Fourth quarter	$2.24	$1.62

Holders

As of December 31, 2014, there were approximately 36 record holders of our Class A common stock. As of December 31, 2014, there were two holders of our Class B common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

        The descriptions of the offerings related to Comstock Investors VII, L.C. and Comstock Investors VIII, L.C. in Note 3 and the description of the CGF Private Placement in Notes 8 and 9 in the accompanying consolidated financial statements are hereby incorporated by reference. The membership interests and the warrants were offered and sold to Purchasers in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act) and Rule 506 of Regulation D promulgated under the Securities Act and the certificates representing the securities shall bear legends to that effect. The membership interests, the warrants and the shares of our Class A common stock issuable upon the exercise of the warrants have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Issuer Purchases of Equity Securities

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to three million shares of its Class A common stock in one or more open market or privately negotiated transactions. In connection with its approval of the share repurchase program, the board of directors terminated the Company’s former share repurchase program that was adopted in February 2006.

During the quarter ended December 31, 2014, we repurchased 95,400 shares of our Class A common stock under the repurchase program. There were no Class A common stock repurchases during the nine months ended September 30, 2014. As of December 31, 2014, 2.9 million shares of our Class A common stock authorized for repurchase remain available for repurchase.

The following table provides information regarding Class A common stock repurchased during the three months ended December 31, 2014:

Period	Total Number of Class A Common Stocks Purchased Under the Program	Average Price Paid per Class A Common Stock (1)	Total Number of Class A Common Stock Purchased as Part of Publicly Announced Programs	Maximum Number of Class A Common Stock that May Yet be Purchased Under the Program
October 1-31, 2014	—	$—	—
November 1-30, 2014	85,200	$1.08	85,200
December 1-31, 2014	10,200	$1.06	10,200	2,904,600

	95,400		95,400

(1)	Average price paid per share includes total commissions of approximately $2.

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

Multi-family

For Comstock’s multi-family sector, we develop projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale when completed or operate the assets within our own portfolio. Operating the assets for our own account affords us the flexibility of converting the units to condominiums in the future. When developing rental communities, we design our products to be affordable for tenants that fit one of two groups: (i) young first-time renters or (ii) renters by choice.

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

We believe that our significant experience, combined with our ability to navigate through two major housing downturns (early 1990s and late 2000s), have provided us the experience necessary to capitalize on attractive opportunities in our core market of Washington, D.C. and to rebuild shareholder value. We believe that our focus on the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, should provide an opportunity to generate attractive returns on investment and for growth.

Recent Developments

Comstock Growth Fund, L.C.

On October 17, 2014, Comstock Growth Fund, L.C. (CGF), an administrative entity managed by the Company, was created for purposes of raising capital through a private placement offering. CGF entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for an initial aggregate principal amount of $10 million and received additional commitments from members of the Company’s management and board of directors (the “CGF Private Placement”). CGF is offering additional interests for sale to third party accredited investors, which if fully subscribed would increase the total capital raised by CGF up to $20 million. Purchasers other than CDS who purchase an amount of interests may receive warrants that represent the right to purchase an aggregate amount of between 500,000 to 1,000,000 shares of the Company’s Class A common stock, depending upon the investment amount.

Simultaneously, on October 17, 2014, the Company entered into a unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum amount available for borrowing of up to $20 million with a three year term (the “Original Promissory Note”). The loan bears interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The loan will be used by the Company (i) to finance the Company’s current and future development pipeline; (ii) to repay all or a portion of the Company’s prior private placements; (iii) to repay all or a portion of the Company’s project mezzanine loans; and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests.

On December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, management and members of the Company’s board of directors who participated in the CGF Private Placement (the “Amended Private Placement”). Under the Amended Private Placement, in addition to the warrants as described above, purchasers of the interests will receive a certain amount of shares of our Class A common stock that CGF acquired, depending upon the investment amount.

Simultaneously, on December 18, 2014, the Company entered into an amended and restated Original Promissory Note pursuant to which the maximum amount for borrowing was increased from $20 million to $25 million. All of the other terms of the Original Promissory Note remained the same. See notes 8, 9 and 10 in the accompanying consolidated financial statements for further discussions on CGF.

Comstock Two Rivers, L.C.

On October 14, 2014, the Company, through Comstock Two Rivers, I, L.C. and Comstock Two Rivers, II, L.C., subsidiaries of the Company, executed the first four model home lot takedowns, under the respective land purchase option agreements, for a total purchase price of $0.6 million.

Comstock Investors VII, L.C.

On October 15, 2014, the Company redeemed the remaining non-controlling interests from the Class B members of Comstock Investors VII, L.C. by paying $5.4 million representing final priority returns and capital return.

Impairment Related to the Momentum | Shady Grove

We evaluate all of our projects to the extent of the existence of any impairment indicators requiring evaluation to determine if recorded carrying amounts are recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale.

During 2014, we wrote-off $2.7 million in land and land development costs related to the Momentum | Shady Grove project based on current economic and financial data. The write-off occurred in December 2014 due to a revision in our previous disposition strategy. Impairment charges are recorded as a reduction in our capitalized land and/or house costs. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales prices and estimated sales rates. In performing our impairment modeling, we must select what we believe is an appropriate discount rate based on current market cost of capital and returns expectations.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and should continue to include, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities. See Note 8 for more details on our credit facilities and Note 3 for details on private placement offerings in 2014.

As of December 31, 2014, the Company has $28.7 million of its credit facilities and project related loans that mature during 2015. We are in active discussions with our lenders with respect to these maturities and are seeking extensions and modifications to the loans as necessary. The current performance of the projects and our early discussions with our lenders indicates that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts. We are anticipating that with successful resolution of those discussions with our lenders, the recently completed capital raises from the aforementioned private placements, current available cash on hand and additional cash from settlement proceeds at existing and under development communities, the Company should have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts.

Credit Facilities

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate projects. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As of December 31, 2014, the Company has $28.7 million of its credit facilities and project related loans that mature during 2015. We are in active discussions with our lenders with respect to these maturities and are seeking extensions and modifications to the loans as necessary. The current performance of the projects and our early discussions with our lenders indicates that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts. See Note 8 in the accompanying consolidated financial statements for additional information on our credit facilities.

Cash Flow

Net cash used in operating activities was $5.2 million for the year ended December 31, 2014. The $5.2 million usage in 2014 was primarily due to $3.7 million usage of cash for acquisition of inventories, $2.1 million in additional deposits made to secure land purchase contracts as the Company continues its growth, partially offset by $0.6 million higher accrued interest and $0.2 million in cash collected from trade receivables. The $4.3 million cash used in operating activities in 2013 was primarily due to the $12.4 million usage to acquire inventories as the Company positions itself for growth, partially offset by $2.8 million in lower accounts payable and accrued liabilities, $1.3 million in cash collected from trade receivables and $2.7 million in net operating income.

Net cash provided by investing activities was $0.3 million for the year ended December 31, 2014. This was primarily attributable to the release of insurance deposit of $1.0 million offset by $0.3 million of deposits to escrow accounts held as collateral for certain letters of credit, $0.3 million in purchase of capital assets and $0.2 million in net note receivable originated to a third party in the third quarter of 2014. Net cash provided by investing activities was $1.2 million for the year ended December 31, 2013, primarily attributable to the release of restricted cash related to an insurance deposit.

The year over year decrease in net cash provided by financing activities of $10.9 million was as follows:

•	Cash payments for distributions to non-controlling interests increased by $12.2 million primarily due to the Comstock VII Class B Members priority interest payments and principal pay-off of $8.6 million and $0.9 million in priority interest payments and partial principal returns to Comstock VIII Class B Members.

•	Net cash borrowed from notes payable increased by $13.3 million primarily due to the $11.7 million net proceeds received from Comstock Growth Fund L.C.

•	Cash received from non-controlling interests decreased by $11.9 million. This decrease was due primarily to contributions received from Comstock VII Class B Members of $7.1 million and Comstock VIII Class B Members of $3.9 million in 2013 compared to none in 2014.

Stock Repurchase Program

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to three million shares of its Class A common stock in one or more open market or privately negotiated transactions. For the year ended December 31, 2014, we purchased 95,400 shares of our Class A common stock under the repurchase program. At December 31, 2014, 2.9 million shares of our Class A common stock authorized for repurchase remain available for repurchase. See Item 5 for further discussion on our common stock repurchase program.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 in the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require us to make certain estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates including those related to the consolidation of variable interest entities, revenue recognition, impairment of real estate inventories, warranty reserve and our environmental liability exposure. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions, and any other circumstances that may affect fair value including management’s plans for the property. As of December 31, 2014 and 2013, the Company did not have any development projects considered to be held for sale.

Revenue recognition

We recognize revenues and related profits or losses from the sale of residential properties and units, finished lots and land sales when closing has occurred, full payment has been received, title and possession of the property has transferred to the buyer and we have no significant continuing involvement in the property. Other revenues include revenue from land sales, rental revenue from leased multi-family units, which is recognized ratably over the terms of the respective leases, and revenue earned from management and administrative support services provided, which is recognized as the services are provided.

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

Results of Operations

Year ended December 31, 2014 compared to year ended December 31, 2013

Orders, backlog and cancellations

The following table summarizes certain information related to new orders, settlements and backlog for the twelve months ended December 31, 2014 and 2013.

	Twelve Months Ended December 31,
	2014	2013
Gross new orders	116	147
Cancellations	18	21
Net new orders	98	126
Gross new order revenue	$54,989	$70,282
Cancellation revenue	$7,518	$9,554
Net new order revenue	$47,471	$60,728
Average gross new order price	$474	$478
Settlements	102	107
Settlement revenue - homebuilding	$47,378	$53,806
Average settlement price	$464	$503
Backlog units	24	28
Backlog revenue	$12,430	$12,343
Average backlog price	$518	$441

Revenue – homebuilding

The number of units delivered for the year ended December 31, 2014 decreased by 5 to 102 as compared to 107 units for the year ended December 31, 2013. Average revenue per unit delivered decreased by approximately $39 to $464 for the year ended December 31, 2014 as compared to $503 for the year ended December 31, 2013. Revenue from homebuilding decreased by $6.4 million to $47.4 million for the year ended December 31, 2014 as compared to $53.8 million for the year ended December 31, 2013. For the year ended December 31, 2014, the Company settled 102 units (37 units at The Hampshires, 13 units at Eastgate, 35 units at Falls Grove, 8 units at Maxwell Square, and 9 units at Shady Grove), as compared to 107 units (33 units at The Hampshires, 53 units at Eastgae, 2 units at Penderbrook and 19 units at Eclipse) for the year ended December 31, 2013. In addition, our homebuilding gross margin percentage for the year ended December 31, 2014 decreased by 3.2% to 19.5%, as compared to 22.7% for the year ended December 31, 2013. The decrease noted in revenue, average sales price and margins was a result of the decrease in the number of homes settled, mix of units settled and the Company exiting impaired legacy projects. Excluding the impact of the release of a portion of the warranty reserve discussed in Note 2 in the accompanying consolidated financial statements, gross margin percentage was 19.1% for the year ended December 31, 2014.

Revenue – other

Revenue – other decreased approximately $0.2 million to $0.6 million during the year ended December 31, 2014, as compared to $0.8 million for the year ended December 31, 2013. The decrease primarily relates to revenue from real estate services as the number of rental units at Penderbrook and Eclipse continued to decline until all units were sold in the second quarter of 2013.

Cost of sales – homebuilding

Cost of sales – homebuilding for the year ended December 31, 2014 decreased by $3.5 million to $38.1 million as compared to $41.6 million for the year ended December 31, 2013. The number of units settled and mix of homes settled during the year ended December 31, 2014 accounted for the decrease in cost of sales.

Cost of sales – other

Cost of sales – other decreased approximately $0.4 million to $0.4 million during the year ended December 31, 2014 as compared to $0.8 million for the year ended December 31, 2013. This decrease in Cost of sales – other was primarily due to the absorption and sale of the condominium units at Penderbrook and Eclipse through the end of the second quarter of 2013 leading to a decline in the number of units used in rental operations.

Impairment charges and write-offs

We evaluate all of our projects to the extent of the existence of any impairment indicators requiring evaluation to determine if recorded carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale.

During 2014, we wrote-off $2.7 million in land and land development costs related to the Momentum | Shady Grove project based on current economic and financial data. The write-off occurred in December 2014 due to a revision in our previous disposition strategy. During 2013, we wrote-off $1.1 million in due diligence and entitlement pursuit costs related to the BLVD Newell project, which was controlled under a land purchase option contract. The write-off occurred in December 2013 due to the Company’s unsuccessful attempt to obtain entitlement approvals.

Due to a change to an individual unit retail sale strategy from our previous bulk sale disposition strategy, we reversed a previously recorded impairment charge of $0.7 million during the year ended December 31, 2013. See real estate inventories in Note 4 in the accompanying consolidated financial statements for further discussion and the basis for determining the impairment charges, reversals and write-offs.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2014 increased by $0.1 million to $2.1 million, as compared to $2.0 million for the year ended December 31, 2013. The increase in sales and marketing expenses over the prior year period is directly attributable to increases in active developments and marketing efforts.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2014 increased by $0.9 million to $7.6 million, as compared to $6.7 million for the year ended December 31, 2013. The primary increase in general and administrative expenses over the prior year is attributable to the one-time charge of $0.6 million, offset by $0.1 million in forfeited stock compensation, recorded in connection with the Separation Agreement entered into with the Company’s former Chief Operating Officer in the second quarter of 2014 as further detailed in Note 14 to the consolidated financial statements. In addition, payroll and related expenses increased by approximately $0.4 million primarily due to the increase in head count as the Company continued its growth and actively pursuing new developments to expand on its business.

Interest, real estate taxes and indirect costs related to inactive projects

Interest, real estate taxes and indirect costs related to inactive projects for the year ended December 31, 2014 decreased to $26 from $408 for the year ended December 31, 2013. The primary reason for the decline is due to having fewer legacy projects in inactive communities in 2014 compared to the same period in the prior year as the Company grows and introduces new home inventory and development activities.

Income taxes

The effective tax rate for the years ended December 31, 2014 and 2013 was 4.5% and 17.1%, respectively. This resulted in $0.4 million and $0.3 million in tax expense for the twelve month periods ended December 31, 2014 and 2013, respectively. This tax arises from taxable income generated in the District of Columbia against which the Company has no tax net operating losses to offset.

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

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2014, that our disclosure controls and procedures were effective, and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2014, our internal control over financial reporting is effective.

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders, except that the information relating to our executive officers is included in Item 1, “Business – Executive Officers” of this Annual Report on Form 10-K .

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

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

(3) Exhibits

Exhibit Number	Exhibit

3.1*	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.1	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C. (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.2	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.3	Form of Indemnification Agreement (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.4	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc. (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.5	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc. (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.6	2004 Long-Term Incentive Compensation Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.7	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.8	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan(incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005). +

10.9	Employee Stock Purchase Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.10	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

10.11	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

10.12	Employment Agreement with Christopher Clemente (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.13	Employment Agreement with Gregory Benson (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.14	Confidentiality and Non-Competition Agreement with Christopher Clemente (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.15	Confidentiality and Non-Competition Agreement with Gregory Benson (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

Exhibit Number	Exhibit

10.16	Trademark License Agreement (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.17	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

10.18	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005).

10.19	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006).

10.20	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein (incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2006).

10.21	Form of warrant (incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2006).

10.22	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006).

10.23	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006).

10.24	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006).

10.25	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006).

10.26	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.27	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.28	Supplement to Indenture, dated as of January 7, 2008, by and between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.29	Amended and Restated Indenture, dated as of March 14, 2008, by and between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.30	Forbearance and Conditional Release Agreement, dated as of November 25, 2008, by and among Highland Avenue Properties, LLC, Comstock Homes of Atlanta, LLC, the Registrant and Bank of American, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.31	Sixth Loan Modification Agreement, dated as of November 26, 2008, by and among the Registrant and Bank of America, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

Exhibit Number	Exhibit

10.32	Amended and Restated Promissory Note (Tribble Road Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.33	Loan Modification and Forbearance Agreement, dated as of December 10, 2008, by and among the Registrant, various wholly owned subsidiaries as guarantors and Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.34	Amended and Restated Promissory Note (Revolving Line of Credit), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.35	Amended and Restated Promissory Note (Term Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.36	Consensual Foreclosure and Settlement Agreement, dated August 17, 2009, by and among the Registrant, et.al. and Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.37	Third Amendment of Loan Agreement, dated September 16, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.38	Settlement Agreement and Mutual Release, dated September 21, 2009, by and among Registrant, Mathis Partners, LLC and Cornerstone Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.39	Forbearance Agreement, dated September 28, 2009, by and among Comstock Cascades, L.C., the Registrant and Manufacturers and Traders Trust Company (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.40	Forbearance and Conditional Release Agreement, dated September 28, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Manufacturers and Traders Trust Company (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.41	First Amendment to Loan Agreement, dated October 30, 2009, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., the Registrant and Key Bank National Association (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.42	Forbearance and Conditional Release Agreement, dated November 10, 2009, by and among Comstock Homes of Raleigh, L.L.C., the Registrant and Fifth Third Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.43	Forbearance Agreement and Second Amendment to Loan Agreement, dated January 27, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.44	Fourth Amendment to Sublease Agreement and Services Agreement, dated February 26, 2009, with Comstock Asset Management (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.45	Subordinated Deficiency Note, dated as of September 21, 2009, by the Registrant in favor of Cornerstone Bank., successor-in-interest to Haventrust Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.46	Amended and Restated Subordinated Deficiency Note, dated as of November 5, 2009, by the Registrant in favor of Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.47	Bankruptcy filing for Buckhead Overlook, LLC, filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

Exhibit Number	Exhibit

10.48	Bankruptcy filing for Post Preserve, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.49	Bankruptcy filing for Parker Chandler Homes, LLC f/k/a Comstock Homes of Atlanta, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.50	Lease Agreement, dated on or about December 31, 2009, with Comstock Asset Management, L.C. by Comstock Property Management, L.C., a subsidiary of Registrant (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.51	License Agreement, effective January 1, 2010, with I-Connect (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.52	Letter of Intent, effective February 12, 2010, by and between Registrant and Stonehenge Funding, L.C. and Subordination and Standstill Agreements between Registrant and Guggenheim Corporate Funding, LLC and between Registrant and Key Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.53	Seventh Loan Modification Agreement dated as of February 25, 2010, by and among the Registrant and Bank of America, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.54	Memorandum Opinion, filed February 23, 2010, by the US District Court in favor of Comstock Potomac Yard, L.C., a subsidiary of Registrant, against Balfour Beatty Construction, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.55	Purchase Agreement, dated October 30, 2009, by and between Comstock Station View, L.C. and M/I Homes of DC, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.56	Second Amended and Restated Indenture, dated as of February 12, 2010, by and among the Registrant and Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010).

10.57	Amended and Restated Senior Note, effective February 12, 2010, by and among, Stonehenge Funding, LC, the Registrant and Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010).

10.58	Employment Agreement with Joseph M. Squeri (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010). +

10.59	Confidentiality and Non-Competition Agreement with Joseph M. Squeri (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010). +

10.60	Loan Agreement, dated as of January 27, 2011, by and among Comstock Potomac Yard, L.C. and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2011).

10.61	Loan Agreement, dated as of February 11, 2011, by and among Comstock Cascades II, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2011).

10.62	Credit Enhancement and Indemnification Agreement, dated February 17, 2011, by and between Registrant and Christopher D. Clemente and Gregory V. Benson (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2011).

10.63	Loan Agreement, dated as of July 12, 2011, by and among Comstock Potomac Eclipse, L.C. and BCL Eclipse, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July 15, 2011).

Exhibit Number	Exhibit

10.64	Guaranty, Pledge and Security Agreement, dated as of July 12, 2011, by Comstock Homebuilding Companies, Inc. and Comstock Emerald Farm, L.C. to and for the benefit of BCL Eclipse, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July 15, 2011).

10.65	Warrant, dated as of July 12, 2011, in the name of BridgeCom Development I, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July 15, 2011).

10.66	Registration Rights Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July 15, 2011).

10.67	Right of First Refusal and First Offer Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July 15, 2011).

10.68	Loan Agreement, dated as of October 5, 2011, by and among Comstock Penderbrook, L.C. and BCL Penderbrook, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.69	Contract of Sale Agreement, dated as of October 31, 2011, by and among Comstock Cascades II, L.C. and CAPREIT Acquisition Corporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.70	Loan Agreement, dated as of May 29, 2012, by and among Eagle Bank and Comstock Potomac Yard, L.C and Comstock Penderbrook, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.71	Loan agreement, dated as of August 23, 2012, by and between Eagle Bank and New Hampshire Ave. Ventures, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.72	Loan agreement, dated as of September 27, 2012, by and between Cardinal Bank and Comstock Eastgate, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.73	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.74	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.75	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.76	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.77	Form of Subscription Agreement, dated March 14, 2013, between Comstock Investors VII, L.C. and Subscriber, with accompanying Schedule A identifying the other Subscription Agreements (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2013).

10.78	Loan agreement, dated as of May 8, 2013, by and between Cardinal Bank and Comstock Yorkshire, L.C. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2013).

10.79	Loan agreement, dated as of September 30, 2013, by and between Eagle Bank and Comstock Maxwell Square, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2013).

Exhibit Number	Exhibit

10.80	Deferred Purchase Money Promissory Note and a Secured First Deed of Trust dated September 13, 2013 between Comstock Hall Road L.C. and certain of the sellers named therein (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2013).

10.84	Form of Subscription Agreement, dated December 12, 2013, between Comstock Investors VIII L.C., and [-], with accompanying Schedule A identifying other Subscription (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2014).

10.85	Loan agreement, dated December 30, 2013, between Comstock Hall Road, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2014).

10.86	Separation Agreement, dated June 24, 2014, between Comstock Holding Companies, Inc. and Gregory V. Benson (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2014).

10.87	Guidance Line of Credit and Security Agreement, dated July 15, 2014 between the Registrant and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014).

10.88	Revolving Line of Credit Note, dated July 15, 2014, between the Registrant and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014).

10.89	Revolving Line of Credit Note, dated July 23, 2014, between Comstock Yorkshire, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014).

10.90*	Amended and Restated Promissory Note, dated December 18, 2014, between Comstock Holding Companies, Inc. and Comstock Growth Fund, L.C.

10.91*	Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C.

10.92*	Loan agreement, dated December 19, 2014, between Comstock Two Rivers II, L.C. and Cardinal Bank.

10.93	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer & Trust Company, LLC dated March 27, 2015 (incorporated by reference to an Exhibit to the current report on Form 8-K filed with the Commission on March 27, 2015).

14.1(2)	Code of Ethics (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

21.1*	List of subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
+	Management contracts or compensatory plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: April 14, 2015	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and Chief Executive	April 14, 2015
Christopher Clemente	Officer (Principal Executive Officer)

/s/ JOSEPH M. SQUERI	Chief Financial Officer	April 14, 2015
Joseph M. Squeri	(Principal Financial Officer and Principal Accounting Officer)

/s/ A. CLAYTON PERFALL	Director	April 14, 2015
A. Clayton Perfall

/s/ DAVID M. GUERNSEY	Director	April 14, 2015
David M. Guernsey

/s/ JAMES A. MACCUTCHEON	Director	April 14, 2015
James A. MacCutcheon

/s/ NORMAN D. CHIRITE	Director	April 14, 2015
Norman D. Chirite

/s/ ROBERT P. PINCUS	Director	April 14, 2015
Robert P. Pincus

/s/ SOCRATES VERSES	Director	April 14, 2015
Socrates Verses

/s/ GREGORY V. BENSON	Director	April 14, 2015
Gregory V. Benson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Comstock Holding Companies, Inc.:

In our opinion, the accompanying consolidated financial statements listed on page F-1 present fairly, in all material respects, the financial position of Comstock Holding Companies, Inc. and subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

April 14, 2015

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$7,498	$11,895
Restricted cash	1,779	2,458
Trade receivables	110	346
Real estate inventories	40,889	39,843
Property, plant and equipment, net	395	243
Other assets	5,696	2,094

TOTAL ASSETS	$56,367	$56,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$8,538	$7,506
Notes payable - secured by real estate inventories	28,379	22,701
Notes payable - due to affiliates, unsecured, net of discount	15,488	4,687
Notes payable - unsecured	2,064	2,580
Income taxes payable	43	346

TOTAL LIABILITIES	54,512	37,820

Commitments and contingencies (Note 15)	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 19,099,722 and 18,629,638 issued and outstanding, respectively	191	186
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	171,452	170,811
Treasury stock, at cost (522,033 and 426,633 shares Class A common stock, respectively)	(2,583)	(2,480)
Accumulated deficit	(171,218)	(164,379)

TOTAL COMSTOCK HOLDING COMPANIES, INC. (DEFICIT) EQUITY	(2,131)	4,165
Non-controlling interests	3,986	14,894

TOTAL EQUITY	1,855	19,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,367	$56,879

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2014	2013
Revenues
Revenue—homebuilding	$47,378	$53,806
Revenue—other	587	808

Total revenue	47,965	54,614

Expenses
Cost of sales—homebuilding	38,133	41,596
Cost of sales—other	372	808
Impairment charges and write-offs, net	2,695	348
Sales and marketing	2,130	1,975
General and administrative	7,585	6,739
Interest, real estate taxes and indirect costs related to inactive projects	26	408

Operating (loss) income	(2,976)	2,740
Other income, net	230	267

(Loss) income before income tax expense	(2,746)	3,007
Income tax expense	(368)	(346)

Net (loss) income	(3,114)	2,661
Less: Net income attributable to non-controlling interests	3,725	4,691
Net loss attributable to Comstock Holding Companies, Inc.	$(6,839)	$(2,030)

Basic loss per share	$(0.32)	$(0.10)
Diluted loss per share	$(0.32)	$(0.10)

Basic weighted average shares outstanding	21,084	20,681
Diluted weighted average shares outstanding	21,084	20,681

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Non- controlling interest	Total

	Shares	Amount	Shares	Amount
Balance at December 31, 2012	17,628	$176	2,733	$27	$170,070	$(2,480)	$(162,349)	$935	$6,379
Stock compensation and issuances	1,005	10			608				618
Warrants	92	1	—	—	(1)	—	—	—	—
Shares withheld related to net share settlement of restricted stock awards	(96)	(1)	—	—	(143)	—	—	—	(144)
Non-controlling interest contributions	—	—	—	—	277	—	—	11,632	11,909
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,364)	(2,364)
Net (loss) income	—	—	—	—	—	—	(2,030)	4,691	2,661

Balance at December 31, 2013	18,629	$186	2,733	$27	$170,811	$(2,480)	$(164,379)	$14,894	$19,059
Stock compensation and issuances	488	5	—	—	567	—	—	—	572
Warrants	164	2	—	—	160	—	—	—	162
Shares withheld for net exercise of stock compensation and warrants	(181)	(2)	—	—	(86)	—	—	—	(88)
Stock repurchases	—	—	—	—	—	(103)	—	—	(103)
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	—	—	—	—	—	(14,633)	(14,633)
Net (loss) income	—	—	—	—	—	—	(6,839)	3,725	(3,114)

Balance at December 31, 2014	19,100	$191	2,733	$27	$171,452	$(2,583)	$(171,218)	$3,986	$1,855

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(3,114)	$2,661
Adjustment to reconcile net (loss) income to net cash used in operating activities
Amortization of loan discount and deferred financing fees	304	482
Depreciation expense	100	70
Provision for bad debt	10	(22)
Gain on extinguishment of notes payable	—	(27)
Earnings from unconsolidated joint venture, net of distributions	32	(59)
Impairment charges and write-offs, net	2,695	348
Amortization of stock compensation	295	483
Changes in operating assets and liabilities:
Restricted cash	(6)	(255)
Trade receivables	226	1,287
Real estate inventories	(3,717)	(12,413)
Other assets	(2,727)	(303)
Accrued interest	815	248
Accounts payable and accrued liabilities	166	2,815
Income taxes payable	(303)	346

Net cash used in operating activities	(5,224)	(4,339)

Cash flows from investing activities:
Investment in unconsolidated joint venture	—	(7)
Purchase of property, plant and equipment	(252)	(91)
Note receivable	(173)	—
Restricted cash	685	1,000
Proceeds from sale of Cascades multi-family units - operating real estate, net	—	279

Net cash provided by investing activities	260	1,181

Cash flows from financing activities:
Proceeds from notes payable	43,463	38,042
Payments on notes payable	(27,857)	(35,688)
Loan financing costs	(243)	(243)
Distributions to non-controlling interests	(14,633)	(2,364)
Contributions from non-controlling interests	—	11,909
Proceeds from exercise of stock options	26	1
Taxes paid related to net share settlement of equity awards	(86)	(143)
Repurchase of stock	(103)	—

Net cash provided by financing activities	567	11,514

Net (decrease) increase in cash and cash equivalents	(4,397)	8,356
Cash and cash equivalents, beginning of period	11,895	3,539

Cash and cash equivalents, end of period	$7,498	$11,895

Supplemental cash flow information:
Interest paid, net of interest capitalized	$(806)	$212
Income taxes paid	$(669)	$—

Supplemental disclosure for non-cash activity:
Increase in class A common stock par value in connection with issuance of stock compensation	$5	$10
Accrued liability settled through issuance of stock	$225	$—
Receivables arising from notes payable due - proceeds due to the Company from CGF	$823	$—
Discount on notes payable	$(1,279)	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data, number of units, or as otherwise noted)

1. ORGANIZATION

Comstock Holding Companies, Inc. is a multi-faceted real estate development and construction services company focused on the Washington, D.C. metropolitan area (Washington D.C., Northern Virginia and Maryland suburbs of Washington D.C.). The Company has substantial experience with building a diverse range of products including multi-family units, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. References in this Annual Report on Form 10-K to “Comstock,” “Company,” “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise. Our business was founded in 1985 as a residential land developer and home builder focused on the Northern Virginia suburbs of the Washington, D.C metro market.

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

Liquidity Developments

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and should continue to include, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities. See Note 8 for more details on our credit facilities and Note 3 for details on private placement offerings in 2014.

As of December 31, 2014, the Company has $28.7 million of its credit facilities and project related loans that mature during 2015. We are in active discussions with our lenders with respect to these maturities and are seeking extensions and modifications to the loans as necessary. The current performance of the projects and our early discussions with our lenders indicates that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts. We are anticipating that successful resolution of those discussions with our lenders, the recently completed capital raises from the aforementioned private placements, current available cash on hand and additional cash from settlement proceeds at existing and under development communities, the Company should have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies and practices used in the preparation of the consolidated financial statements is as follows:

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has control of the entity, in which case the entity would be consolidated. The Company had one joint venture investment accounted for using the equity method as of December 31, 2014 and 2013.

Cash and cash equivalents and restricted cash

Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. At times, the Company may have deposits with institutions in excess of federally insured limits. We monitor the cash balances in our bank accounts and adjust the balance as appropriate. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial market. At December 31, 2014 and 2013, the Company had restricted cash of $1.8 million and $2.5 million, respectively, which includes $1.0 million and $2.0 million in deposits, respectively, with an insurance provider as security for future claims.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions and any other circumstances that may affect fair value including management’s plans for the property. For assets held for development and use, a write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable.

Capitalized interest and real estate taxes

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate inventories during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate inventories are expensed as a component of cost of sales as related units are sold. The following table is a summary of interest and real estate taxes incurred, capitalized and expensed for units settled:

	Twelve Months Ended December 31
	2014	2013
Total interest incurred and capitalized	$2,557	$1,884
Total real estate taxes incurred and capitalized	234	181

Total interest and real estate taxes incurred and capitalized	$2,791	$2,065

Interest expensed as a component of cost of sales	$557	$2,146
Real estate taxes expensed as a component of cost of sales	175	311

Interest and real estate taxes expensed as a component of cost of sales	$732	$2,457

When a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest, real estate taxes and indirect costs expensed related to inactive projects reported in real estate inventories:

	Twelve Months Ended December 31,
	2014	2013
Total interest incurred and expensed for inactive projects	$—	$73
Total real estate taxes incurred and expensed for inactive projects	26	49
Total production overhead incurred and expensed for inactive projects	—	286

	$26	$408

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

During 2008, the Company recorded an additional $241 in warranty reserves to cover costs and claims related to a project in North Carolina. In August 2014, the Company settled the claim for $59, including legal costs, releasing the Company from future claims and costs related to this project and accordingly reduced the warranty reserve by $182. The warranty release was recorded as a reduction to homebuilding cost of sales in the third quarter of 2014.

In the third quarter of 2013, the Company settled a legal claim related to one of its projects in Virginia for $0.2 million, releasing the Company from future warranty claims related to this project and accordingly reduced the warranty reserve by $0.4 million. The warranty release was recorded as a reduction to homebuilding cost of sales in the third quarter of 2013.

The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Years ended December 31,
	2014	2013
Balance at beginning of period	$510	$963
Additions	454	262
Releases and/or charges incurred	(472)	(715)

Balance at end of period	$492	$510

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

Advertising costs

The total amount of advertising costs charged for the year ended December 31, 2014 was $743, of which $730 was charged to sales and marketing and $13 was charged to general and administrative expenses. The total amount of advertising costs charged for the year ended December 31, 2013 was $614, of which $577 was charged to sales and marketing, $32 was charged to cost of sales and $5 was charged to general and administrative expenses.

Stock compensation

As discussed in Note 12, the Company sponsors stock option plans and restricted stock award plans. The Company accounts for its share-based awards pursuant to Accounting Standards Codification (“ASC”) 718, Share Based Payments. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. For the year ended December 31, 2014 and 2013, total stock-based compensation cost was $319 and $616, respectively. Of this amount, $271 and $477 was charged to ‘general and administrative’ expenses for the years ended December 31, 2014 and 2013, respectively, and $24 and $6 was charged to ‘cost of sales-other’ for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, $24 and $133 was capitalized to ‘Real estate inventories’, respectively.

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

Loss per share

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the years ended December 31, 2014 and 2013 are presented on the consolidated statement of operations. Restricted stock awards, stock options and warrants for the years ended December 31, 2014 and 2013 are included in the diluted loss per share calculation using the treasury stock method and average market prices during the periods, unless the restricted stock award, stock options and warrants would be anti-dilutive.

As a result of net losses for the years ended December 31, 2014 and 2013, the following shares have been excluded from the diluted share computation as their inclusion would be anti-dilutive:

	Twelve Months Ended December 31,
	2014	2013
Restricted stock awards	158	466
Stock options	198	466
Warrants	379	759

	735	1,691

Comprehensive income

For the years ended December 31, 2014 and 2013, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the consolidated financial statements.

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

	Homebuilding	Multi-Family	Real Estate Services	Total
Twelve Months Ended December 31, 2014
Gross revenue	$47,378	$—	$587	$47,965
Gross profit	9,245	—	215	9,460
Net (loss) income	(3,320)	—	206	(3,114)
Total assets	56,028	—	339	56,367
Depreciation and amortization	419	—	—	419
Interest expense	—	—	—	—

Twelve Months Ended December 31, 2013
Gross revenue	$53,806	$—	$808	$54,614
Gross profit	11,846	—	364	12,210
Net income (loss)	2,273	—	388	2,661
Total assets	56,674	—	205	56,879
Depreciation and amortization	686	—	—	686
Interest expense	73	—	—	73

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations, based upon its estimate of time allocable to the segment or based upon overall pro rata revenue generation.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized in the valuation of real estate inventories, valuation of deferred tax assets, capitalization of costs, consolidation of variable interest entities and warranty reserves.

Out of Period Adjustment

During the fourth quarter of 2014 the Company recorded an out-of-period adjustment resulting in a $177 decrease to ‘General and administrative’ expense within the consolidated statements of operations. Because this error was not material to any previously filed consolidated financial statements and the impact of correcting this error in the current period is not material to our 2014 consolidated financial statements, the Company recorded the correction of this error in the fourth quarter of 2014, the period in which the error was identified.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

Recent accounting pronouncements

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

Other accounting pronouncements issued or effective during the year ended December 31, 2014 are not applicable to us and are not anticipated to have an effect on our consolidated financial statements.

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

Consolidated Real Estate Inventories

Included within the Company’s real estate inventories at December 31, 2014 and 2013 are several projects that are determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During 2014 and 2013, New Hampshire Ave. Ventures, LLC distributed $3.2 million and $0.1 million to its non-controlling interest member, 6000 New Hampshire Avenue, LLC, respectively.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of the Company and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units in Loudoun County, Virginia (the “Eastgate Project”). The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. During 2013, the Company and BridgeCom Development I, LLC, each contributed additional equity of $0.6 million. The contributions were used to accelerate construction of the remaining units at the Eastgate Project. During 2014 and 2013, Comstock Eastgate, L.C. distributed $1.9 million and $1.5 million, respectively, to its non-controlling interest member. No additional contributions were made in 2014 and the Company exited the Eastgate Project in the second quarter of 2014 after closing on all 66 units.

On March 14, 2013, Comstock VII entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”), pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock VII for an aggregate amount of $7.3 million (the “Comstock VII Private Placement”). The Comstock VII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VII Private Placement, the Company issued 112 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $146. Comstock VII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Chief Financial Officer, the General Counsel and the former Chief Operating Officer, of the Company. The Subscription Agreement provides that the Comstock VII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the interests of the Comstock VII Class B Members, provided that (i) all of the Comstock VII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VII Class B Members’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Comstock VII Private Placement provides capital related to the current and planned construction of the Company’s following projects: Townes at Shady Grove Metro in Rockville, Maryland consisting of 36 townhomes, Momentum | Shady Grove consisting of 117 condominium units, City Homes at the Hampshires in Washington D.C. consisting of 38 single family residences, Townes at the Hampshires in Washington, D.C. consisting of 73 townhomes, Single Family Homes at the Falls Grove project in Prince William County, Virginia consisting of 19 single family homes and Townes at the Falls Grove project in Prince William County, Virginia consisting of 110 townhomes (collectively, the “Projects”). Proceeds of the Comstock VII Private Placement are to be utilized (A) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. In 2014, the Company paid total distributions of $8.6 million of which $5.4 million was used to fully redeem the remaining equity interest of the Comstock VII Class B Members. During 2013, the Company paid distributions in the amount of $0.7 million to the Comstock VII Class B Members.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). The Comstock VIII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VIII Private Placement, the Company issued 102 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Operating Officer and the Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement will be used for the current and planned construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement are to be utilized (A) to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. During 2014, the Company paid distributions in the amount of $0.9 million to the Comstock VIII Class B Members. No distribution was made in 2013.

At December 31, 2014 and December 31, 2013, the distributions and contributions for the VIE’s discussed above are included within the ‘non-controlling interest’ classification in the consolidated statement of changes in stockholder’s equity.

At December 31, 2014 and December 31, 2013, total assets of these VIEs were approximately $19.5 million and $46.3 million, respectively, and total liabilities were approximately $13.5 million and $27.4 million, respectively. The classification of these assets is primarily within ‘real estate inventories’ and the classification of liabilities are primarily within ‘notes payable – secured by real estate inventories’ and ‘accounts payable and accrued liabilities’ in the consolidated balance sheets.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions and any other circumstances that may affect fair value including management’s plans for the property. At December 31, 2013 and 2014, the Company had no projects classified as held for sale.

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

During 2014, we wrote-off $2.7 million in land and land development costs related to the Momentum | Shady Grove project. The write-off occurred in December 2014 due to a revision in our previous disposition strategy. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales price and estimated sales rates. In performing our impairment modeling, we must select what we believe is an appropriate discount rate based on current market cost of capital and return expectations. During 2013, we wrote-off $1.1 million of due diligence and entitlement pursuit costs related to the BLVD Newell project, which was controlled under a land purchase option contract. The write-off occurred due to the Company’s unsuccessful attempt to obtain entitlement approvals and as a result, such accumulated costs were determined to be unrecoverable.

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31, 2014	December 31, 2013
Land and land development costs	$22,487	$26,805
Cost of construction (including capitalized interest and real estate taxes)	18,402	13,038

	$40,889	$39,843

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2014	2013
Computer equipment and capitalized software	$519	$275
Furniture and fixtures	119	111
Office equipment	68	68

	706	454
Less : accumulated depreciation	(311)	(211)

	$395	$243

Depreciation and amortization expense, included in ‘general and administrative’ in the accompanying consolidated statements of operations, amounted to $100 and $70 for the years ended December 31, 2014 and 2013, respectively.

6. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2014	2013
Restricted Escrow Deposits	$179	$143
Deferred financing cost	1,324	1,081
Deposits on land purchase options	2,796	670
Other	2,250	671

	6,549	2,565
Less : accumulated amortization	(853)	(471)

	$5,696	$2,094

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,	December 31,
	2014	2013
Trade and accrued payables	$7,547	$6,432
Warranty	492	510
Customer deposits	484	553
Other	15	11

	$8,538	$7,506

8. CREDIT FACILITIES

Notes payable consisted of the following:

	December 31, 2014	December 31, 2013
Construction revolvers	$6,505	$4,053
Development and acquisition notes	13,748	12,304
Mezzanine notes	5,770	6,344
Line of credit	2,356	—

Total secured notes	28,379	22,701

Unsecured financing	2,064	2,580
Notes payable to affiliates, unsecured, net of $1.4 million discount	15,488	4,687

Total notes payable	$45,931	$29,968

As of December 31, 2014, maturities and/or curtailment obligations of all of our borrowings are as follows:

2015	$28,718
2016	6,320
2017	8,829
2018	2,064

Total	$45,931

We are in active discussions with our lenders with respect to the 2015 maturities and are seeking extensions and modifications to the loans as necessary. The current performance of the projects and our early discussions with our lenders indicates that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts.

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

As of December 31, 2014 and 2013, the Company had secured construction revolving credit facilities with a maximum loan commitment of $33.4 million and $21.9 million, respectively. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of December 31, 2014 and 2013, the Company had approximately $26.9 million and $14.7 million, respectively, of unused loan commitments. The Company had $6.5 million and $4.1 million of outstanding construction borrowings as of December 31, 2014 and 2013, respectively. On March 22, 2015, $2.6 million of the outstanding construction revolving credit facilities related to the Townes at Shady Grove Metro project with Eagle Bank matured, and was extended on April 8, 2015. The extensions provide for a new maturity date of June 22, 2015. All other credit facilities have maturity dates ranging from May 2015 to July 2016, including extensions subject to certain conditions. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At December 31, 2014 and 2013, the weighted average interest rate on the Company’s outstanding construction revolving facility was 5.1% and 5.3%, respectively.

As of December 31, 2014 and 2013, the Company had approximately $28.0 million and $26.1 million, respectively, of aggregate acquisition and development maximum loan commitments of which $13.7 million and $12.3 million, respectively, was outstanding. On March 22, 2015, $4.5 million of the outstanding acquisition and development loans related to the Townes at Shady Grove Metro and Momentum | Shady Grove projects with Eagle Bank matured, and was extended on April 8, 2015. The extensions provide for a new maturity date of June 22, 2015. All other loans have maturity dates ranging from May 2015 to July 2016, including auto extension subject to certain conditions and bears interest at a rate based on LIBOR and Prime Rate pricing options, with interest rate floors ranging from 4.5% to 5.75%. As of December 31, 2014 and 2013, the weighted average interest rates were 4.8% per annum and 4.9% per annum, respectively.

As of December 31, 2014, the Company had three secured mezzanine loans. The first mezzanine loan has a maximum loan commitment and outstanding balance of $3.0 million at December 31, 2014 and December 31, 2013. This mezzanine financing was utilized to acquire land for the development of the City Homes at the Hampshires and the Townes at the Hampshires projects and is secured by the second deed of trust. This first mezzanine loan bears a fixed interest rate of 13.5% per annum paid on a monthly basis, with the full principal balance due at maturity, September 22, 2015.

The second and third mezzanine loans are being used to finance the development of the Townes at Shady Grove Metro and Momentum | Shady Grove projects. The maximum principal commitment amount of these loans was $3.2 million of which $2.8 million of principal and accrued interest was outstanding as of December 31, 2014. These financings carry an interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. These financings matured in March 2015, and were extended on April 8, 2015. The extensions provide for a new maturity date of June 22, 2015. All other terms of the original agreements remain in full force and effect. These financings are guaranteed by the Company and our CEO.

Line of credit – secured

At December 31, 2014, the Company had a secured revolving line of credit amounting to $5.0 million of which $2.4 million was outstanding. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ in the Washington D.C, metropolitan area and is used to finance the predevelopment related expenses and deposits for current and future projects. This line of credit bears a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0% and matures on July 15, 2015 with an extension option for an additional twelve months provided that the Company meets certain conditions. This line of credit also calls for the Company to adhere to financial covenants such as, minimum EBITDA, minimum net worth and minimum liquidity, all measured quarterly on a trailing twelve month basis. As of December 31, 2014, the Company was in compliance with all financial covenants dictated by the line of credit agreement. This line of credit is guaranteed by our CEO.

Unsecured note

At December 31, 2014 and December 31, 2013, the Company had $2.1 million and $2.6 million, respectively, outstanding to a major bank under a 10-year unsecured note. Interest is charged on this financing at LIBOR plus 2.2%. At December 31, 2014 and 2013, the interest rate was 2.4%. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate—unsecured

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by our Chief Executive Officer, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Beginning on April 1, 2013, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued interest and then to the outstanding principal. Interest is charged to the loan based on LIBOR plus 3% per annum. As of December 31, 2014 and 2013, the interest rate was 3.6% per annum. The Company had approximately $4.2 million and $4.7 million of outstanding borrowings as of December 31, 2014 and December 31, 2013, respectively.

On October 17, 2014, Comstock Growth Fund, L.C. (CGF), an administrative entity managed by the Company, was created for purposes of raising capital through a private placement offering. CGF entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for an initial aggregate principal amount of $10 million and received additional commitments from members of the Company’s management and board of directors (the “CGF Private Placement”). CGF is offering additional interests for sale to third party accredited investors, which if fully subscribed would increase the total capital raised by CGF up to $20 million. Purchasers other than CDS who purchase an amount of interests may receive warrants that represent the right to purchase an aggregate amount of between 500,000 to 1,000,000 shares of the Company’s Class A common stock, depending upon the investment amount. As of December 31, 2014, we issued 241 warrants representing the right to purchase shares of the Company’s Class A common stock to CGF having an aggregate fair value of $162 that was considered as a debt discount. In calculating the fair value of the warrants the Company used the Black-Scholes pricing model based upon the date the funds were contributed to CGF. The Company amortizes the debt discount over the three year term of the loan to interest expense.

Simultaneously, on October 17, 2014, the Company entered into a unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum amount available for borrowing of up to $20 million with a three year term (the “Original Promissory Note”. The loan bears interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The loan will be used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements; (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $11.3 million of outstanding borrowings, net of discounts, as of December 31, 2014. As of December 31, 2014, the interest rate was 10.0% per annum.

On December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, management and members of the Company’s board of directors who participated in the CGF Private Placement (the “Amended Private Placement”). Under the Amended Private Placement, in addition to the warrants as described above, purchasers of the interests will receive a certain amount shares of our Class A common stock that CGF acquired, depending upon the investment amount. As of December 31, 2014, the Company entered into a commitment to grant 1,028 shares of the Company’s Class A common stock in connection with the CGF Private Placement. The commitment was treated and recognized as a derivative liability that is marked to market at the end of each quarter. The Company determined the fair value of the stock based on the closing price of our stock on the dates the funds were received by CGF. As of December 31, 2014, the fair value of the stocks, $1,091, was included within ‘Accounts payable and accrued liabilities’ with a corresponding offset to ‘Notes payable - due to affiliates’ in the form of debt discount on the consolidated balance sheets. The mark to market gain on the derivative liability, $32, was included within ‘Other income’ on the consolidated statement of operations with a corresponding offset to the derivative liability within ‘Accounts payable and accrued liabilities’ on the consolidated balance sheets as of December 31, 2014. The Company amortizes the debt discount over the three year term of the loan to interest expense.

Simultaneously, on December 18, 2014, the Company entered into an amended and restated Original Promissory Note pursuant to which the maximum amount for borrowing was increased from $20 million to $25 million. All of the other terms of the Original Promissory Note remained the same.

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

As discussed in Note 8, as part of the CGF Private Placement, depending upon the investment amount, purchasers of interests in CGF other than CDS received and will receive warrants that represent the right to purchase a certain number of shares of the Company’s Class A common stock. For purchasers who are not affiliates or insiders, the warrants have an initial exercise price (subject to certain restrictions as indicated on each warrant) equal to the average of the closing price of the Class A common stock over the 20 trading days preceding the issuance of the warrant. The exercise price of the warrants to affiliates and insiders was determined based on the previous day closing price of the Class A common stock from the date of the issuance of the warrants. The warrants contain a cashless exercise provision. In the event a purchaser exercises the warrant on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time within ten years from the date of issuance. As of December 31, 2014, the warrants represent the right to purchase an aggregate amount of up to 241 shares of the Company’s Class A common stock.

10. RELATED PARTY TRANSACTIONS

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our CEO. Future minimum lease payments under this lease are as follows:

2015	$320
2016	329
2017	167

Total	$816

For the year ended December 31, 2014 and 2013, total payments made under this lease agreement were $0.3 million and $0.3 million, respectively. As of December 31, 2014, the Company recorded a straight–line rent payable of $28, which is included in ‘Accounts payable and accrued liabilities’.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by the Chief Executive Officer, to provide services related to real estate development and improvements, legal, accounting, marketing, information technology and additional support services. For the years ended December 31, 2014 and 2013, the Company billed Comstock Asset Management, L.C. $0.5 and $0.4 million, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ within the accompanying consolidated statement of operations. As of December 31, 2014 and 2013, the Company was owed $38 and $61, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

On March 14, 2013, the Company and Stonehenge entered into an agreement extending the maturity date of the loan from July 20, 2013 to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to unpaid principal outstanding, beginning on April 1, 2013. For the years ended December 31, 2014 and 2013, the Company made payments under the loan of $0.6 million and $0.5 million, respectively.

On October 17, 2014, the Company and CGF entered into an unsecured loan agreement in an initial amount of $10 million and a maximum capacity of up to $20 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. This loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. As of December 31, 2014, $11.3 million was outstanding in principal and accrued interest, net of discounts. For the year ended December 31, 2014, the Company made interest payments of $0.2 million. See Note 8 for further discussion of transactions entered with CGF.

In connection with the departure of Gregory V. Benson, the Company’s former Chief Operating Officer and current member of our board of directors, in the second quarter of 2014, the Company entered into a Separation Agreement. See Note 14 for a summary of the Separation Agreement.

See Note 3 for a summary of the Comstock VII Private Placement and the Comstock VIII Private Placement, which involved certain of our officers and directors.

11. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. The Company matches 100% of the employee’s contribution, up to 3% of each participant’s gross salary and 50% of the employee’s contribution above 3% not exceeding 5% of the participant’s gross salary, per pay period. Contributions made by the Company become fully vested after six years of service. The total amount matched for the 12 months ended December 31, 2014 and 2013 was $48 and $49, respectively.

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

The Plan provided an initial authorization of 2.5 million shares of Class A common stock for issuance and allows an automatic annual increase equal to the lesser of (i) 3% of the Class A common stock outstanding (ii) 750 shares or (iii) such lesser amount as may be determined by the Company’s board of directors. On April 27, 2012, the Company authorized an increase in the number of shares of our Class A common stock reserve to 7.1 million. On June 22, 2012, the Company’s stockholders approved the Amended and Restated 2004 Long-Term Incentive Compensation Plan, including an increase in the reserve, with an automatic annual increase on January 1 of each successive year of the lesser of (i) 3% of the Class A common stock outstanding or (ii) 750 shares. As of December 31, 2014, there were 2.2 million shares available for issuance under the Plan (as amended).

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

The following table summarizes the assumptions used to calculate the fair value of options during 2014 and 2013:

	2014	2013
Weighted average fair value of options granted	$0.88	$1.46
Dividend yields	—	—
Expected volatility	79.4%-142.60%	101.4%-136.8%
Weighted average expected volatility	107.19%	101.99%
Risk free interest rates	1.79%	1.84%
Weighted average expected term (in years)	6.25	6.25

The following table summarizes information about stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	903	$1.09
Granted	280	1.81
Exercised	(2)	1.00
Forfeited or Expired	—	—

Outstanding at December 31, 2013	1,181	$1.26
Granted	207	1.09
Exercised	(35)	0.75
Forfeited or Expired	(21)	1.77

Outstanding at December 31, 2014	1,332	$1.24
Exercisable at December 31, 2014	830	$1.10

As of December 31, 2014 and 2013, the weighted-average remaining contractual term of unexercised stock options was 6.7 years and 7.2 years, respectively.

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted Average Exercise Price
Restricted outstanding at January 1, 2013	1,050	$1.56
Granted	—	—
Vested	(388)	1.48
Forfeited or Expired	(15)	1.81

Outstanding at December 31, 2013	647	$1.60
Granted	—	—
Vested	(307)	1.52
Forfeited or Expired	(125)	1.51

Outstanding at December 31, 2014	215	$1.78

As of December 31, 2014 and 2013, there was $0.5 million and $0.8 million, respectively, of unrecognized compensation cost related to stock options and restricted stock issuances granted under the Plan. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to three million shares of its Class A common stock in one or more open market or privately negotiated transactions depending on market price and other factors. We expect to use available cash on hand and cash generated from operating activities to fund the common share repurchase program.

For the year ended December 31, 2014, we purchased 95,400 shares of our Class A common stock under the repurchase program for approximately $103 (including commissions of $2). At December 31, 2014, 2.9 million shares of our Class A common stock authorized for repurchase remain available for repurchase. See Item 5 for further discussion on our common stock repurchase program.

13. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 during 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest. The note bears a fixed interest rate of 6% per annum. As of December 31, 2014, the outstanding balance of the note was $173 and was included within ‘Other assets’ in the accompanying consolidated balance sheets, the interest income of $4 for the year ended December 31, 2014 is included in ‘Other income, net’ in the consolidated statements of operations. No notes receivable were issued, or outstanding, as of December 31, 2013.

14. SEVERANCE AND RESTRUCTURING

In connection with the departure of Gregory V. Benson, the Company’s former President and Chief Operating Officer, in May 2014, the Company entered into a Separation Agreement with Mr. Benson. The Separation Agreement provides for cash severance payment and incremental healthcare insurance through COBRA. The severance cost was $597, paid in 36 semi-monthly installments effective May 1, 2014. The total healthcare cost was $14 for 12 months beginning May 1, 2014. Additionally, the Company recorded $131 against stock based compensation during the year to account for the forfeiture of the stock options and restricted stock awards previously granted to Mr. Benson. The severance and restructuring charge was included in ‘General and administrative’ expenses in the accompanying consolidated statements of operations. The remainder of the accrual of the severance cost, $336, as of December 31, 2014 is included in the ‘Accounts payable and accrued liabilities’ in the accompanying consolidated balance sheets. There were no severance and restructuring charges in 2013.

In addition, per the Separation Agreement, the Company has a call option, but not an obligation, to purchase all or a portion of Mr. Benson’s shares of Class A and Class B common stock of the Company at $1.09 per share by June 30, 2015. If the Company exercises the option and elects to repurchase less than all of his shares of Class A and Class B common stock in a single transaction, then the following applies to each transaction: i) each transaction should include the purchase of a pro-rata portion of the Class A and Class B common stock; ii) the first purchase must include a minimum of 1,000,000 of Mr. Benson’s Class A and Class B common stock (cumulative number of Mr. Benson’s Class A and Class B common stock); and (iii) each subsequent purchase must include a minimum of 100,000 Class A and Class B Common stock (cumulative number of Mr. Benson’s Class A and Class B common stock) until all shares of Class A and Class B common stock have been purchased. Mr. Benson also forfeited all unvested stock options and restricted stock awards outstanding as of the date of his departure. The Company recorded the fair value of the call option, which was considered to be a freestanding equity linked financial instrument, and the corresponding contribution of the call option to the Company by Mr. Benson as offsetting entries within “Additional paid-in-capital” within the consolidated balance sheets. The impact of the call option resulted in a net impact of $0, in the consolidated statement of changes in stockholders’ Equity. As of December 31, 2014, the Company has not exercised any portion of its option under the agreement

15. COMMITMENTS AND CONTINGENCIES

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At December 31, 2014 and 2013, the Company had issued $4.3 million in letters of credit. At December 31, 2014, the Company had $4.4 million and $2.1 million in performance and payment bonds, respectively, outstanding to third parties. No amounts have been drawn against these letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions.

16. FAIR VALUE DISCLOSURES

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

The fair value of fixed and floating rate debt is based on unobservable inputs (Level 3 inputs). The following table summarizes the fair value of fixed and floating rate debt and the corresponding carrying value of fixed and floating rate debt as of:

	December 31, 2014	December 31, 2013
Carrying amount	$45,931	$29,968
Fair value	$44,854	$27,943

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The Company may also value its non-financial assets and liabilities, including items such as real estate inventories and long lived assets, at fair value on a non recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3. See Notes 2 and 4 for further discussion of the valuation techniques and inputs used.

In 2014, we wrote-off $2.7 million in land and land development costs related to the Momentum | Shady Grove project. The write-off occurred in December 2014 due to a revision in our previous disposition strategy. The impairment charge was calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales price and estimated sales rates. In performing our impairment modeling, we must select what we believe is an appropriate discount rate based on current market cost of capital and return expectations. During 2013, we wrote-off $1.1 million in due diligence and entitlement pursuit costs related to the BLVD Newell project, which was controlled under a land purchase option contract. The write-off occurred in December 2013 due to the Company’s unsuccessful attempt to obtain entitlement approvals.

Due to a change to an individual unit retail sale strategy from our previous bulk sale disposition strategy, we reversed a previously recorded impairment charge of $0.7 million during the year ended December 31, 2013. See real estate inventories in Note 4 in the accompanying consolidated financial statements for further discussion and the basis for determining the impairment charges and reversals.

17. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture is included within ‘Other assets’ in the accompanying consolidated balance sheets. Earnings for the years ended December 31, 2014 and 2013, from this unconsolidated joint venture of $142 and $114, respectively, is included in ‘Other income, net’ in the accompanying consolidated statement of operations. During the years ended December 31, 2014 and 2013, the Company collected and recorded a distribution of $174 and $55, respectively, from this joint venture as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Twelve Months Ended December 31,
	2014	2013
Statement of Operations:
Total net revenue	$399	$326
Total expenses	116	98

Net income	$283	$228

Comstock Holding Companies, Inc. pro rata share of net income	$142	$114

18. INCOME TAXES

The effective tax rate for the years ended December 31, 2014 and 2013 was 4.5% and 17.1%, respectively after adjustment for non-includable partnership income arising from non-controlling interests. This resulted in $0.4 million and $0.3 million in tax expense for the twelve month periods ended December 31, 2014 and 2013, respectively. This tax arises from taxable income generated in the District of Columbia against which the Company has no tax net operating losses to offset.

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

The Company currently has approximately $123 million in federal and state NOLs, which based on current statutory tax rates, have potential fair value of approximately $48 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2014, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of December 31, 2014, because of the Company’s full valuation allowance on its net deferred tax assets.

The Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected if there is an “ownership change” as defined under Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, Comstock adopted a Section 382 stockholder rights plan. This plan expired in May 2014. On March 27, 2015, Comstock adopted a new Internal Revenue Code Section 382 stockholder rights plan (the “Rights Plan”) that will be submitted to a vote of the Company’s stockholders at the 2015 Annual Meeting of Stockholders. The Rights Plan was adopted to reduce the likelihood of such an unintended “ownership change” and thus assist in preserving the value of these tax benefits. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years.

The Company has not recorded any accruals related to uncertain tax positions as of December 31, 2014 and 2013, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2013 tax years remain subject to examination by federal and most state tax authorities.

Income tax provision consists of the following as of December 31:

	2014	2013
Current:
Federal	$—	$—
State	(368)	(346)

	(368)	(346)
Deferred:
Federal	4,063	269
State	741	49

	4,804	318
Valuation allowance	(4,804)	(318)

Total income tax expense	$(368)	$(346)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2014	2013
Deferred tax assets:
Inventory	$1,092	$44
Investments in affiliates	2,233	242
Warranty	323	199
Net operating loss and tax credit carryforwards	47,967	46,191
Accrued expenses	92	159
Stock based compensation	457	494

	52,164	47,329
Less - valuation allowance	(52,135)	(47,330)

Net deferred tax assets	29	(1)

Deferred tax liabilities:
Depreciation and amortization	(29)	1

Net deferred tax liabilities	(29)	1

Net deferred tax assets (liabilities)	$—	$—

A reconciliation of the statutory rate and the effective tax rate after adjustments for non-includable partnership income arising from non-controlling interest follows:

	2014	2013
Federal statutory rate	(35.00)%	(35.00)%
State income taxes - net of federal benefit	(3.90)%	(3.90)%
Permanent differences	0.07%	0.19%
Tax reserve and other	(18.35)%	(0.37)%
Change in valuation allowance	58.04%	15.66%
Current state income tax	4.45%	17.06%
Other, net	(0.86)%	23.42%

Effective tax rate	4.45%	17.06%

19. QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2014 and 2013 are as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$7,954	$11,800	$18,367	$9,844
Operating (loss) income	(824)	(624)	1,022	(2,550)
Pretax (loss) income	(769)	(612)	1,128	(2,493)
Net (loss) income	(843)	(669)	991	(2,593)
Net (loss) attributable to Comstock Holding Companies, Inc.	(1,579)	(1,664)	(159)	(3,437)
Basic (loss) per share	(0.08)	(0.08)	(0.01)	(0.15)
Diluted (loss) per share	(0.08)	(0.08)	(0.01)	(0.15)

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$11,557	$12,213	$9,572	$21,272
Operating income (loss)	1,035	(17)	406	1,316
Pretax income	1,062	114	447	1,384
Net income	1,062	114	250	1,235
Net income (loss) attributable to Comstock Holding Companies, Inc.	723	(838)	(739)	(1,176)
Basic earnings (loss) per share	0.04	(0.04)	(0.03)	(0.07)
Diluted earnings (loss) per share	0.03	(0.04)	(0.03)	(0.07)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year due to rounding.

20. SUBSEQUENT EVENTS

On February 20, 2015, the Company entered into an acquisition, development and construction loan agreement with a local bank for $7.3 million in connection with its Stone Ridge single-family home project in Loudoun County, Virginia. The loan provides for a variable interest rate of Prime plus 0.5% per annum with an interest rate floor of 4.5% per annum. This loan matures on February 20, 2017, and has an automatic extension date through February 20, 2018 as long as certain conditions are met. This loan is collateralized by the first deed of trust on the project and guaranteed by the Company’s Chief Executive Officer.

On March 17, 2015, the Company entered into a development and construction loan agreement with Cardinal Bank for $6.7 million in connection with the Two Rivers I project. The loan provides for a variable interest rate of LIBOR plus 3.5% per annum with an interest rate floor of 4.625% per annum. This loan matures on March 17, 2018. This loan is collateralized by the first deed of trust on the project and guaranteed by the Company’s Chief Executive Officer.

On March 18, 2015, the board of directors approved the adoption and execution of a Section 382 Rights Agreement and authorized and declared a dividend distribution of one preferred stock purchase right (a “Right”) for each share of our Class A common stock or Class B common stock of the Company outstanding to stockholders of record at the close of business on May 16, 2015. The description and terms of the Rights are set forth in the Section 382 Rights Agreement (the “Rights Agreement”) dated March 27, 2015 by and between the Company and American Stock Transfer & Trust Company, LLC. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $12.80 per Unit, subject to adjustment. The Rights Agreement was adopted to preserve the Company’s tax assets associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code. The Rights Agreement will be submitted to a vote of the Company’s stockholders at the 2015 Annual Meeting of Stockholders.

On April 8, 2015, the Company extended its revolving construction, acquisition, development loans with Eagle Bank. Simultaneously, the Company also extended its mezzanine financing with Eagle Commercial Ventures. The extensions provide for a new maturity date of June 22, 2015. All other terms of the original agreements remain in full force and effect.

As of April 8, 2015, the Company has received $3.3 million in additional proceeds under the CGF loan agreement. As part of the additional proceeds received, we issued 268 warrants representing the rights to purchase shares of the Company’s Class A common stock. In addition, the Company also granted 520 shares of the Company’s Class A common stock to the investors participating in the CGF Private Placement.