Form 10-Q
period 2015-03-31
Comstock Holding Companies, Inc.
filed 2015-05-15
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

As of May 15, 2015, 20,769,030 shares of Class A common stock, par value $0.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$5,430	$7,498
Restricted cash	1,891	1,779
Trade receivables	988	110
Real estate inventories	44,674	40,889
Property, plant and equipment, net	443	395
Other assets	5,432	5,696

TOTAL ASSETS	$58,858	$56,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$9,661	$8,538
Notes payable - secured by real estate inventories	28,923	28,379
Notes payable - due to affiliates, unsecured, net of discount	17,700	15,488
Notes payable - unsecured	1,935	2,064
Income taxes payable	80	43

TOTAL LIABILITIES	58,299	54,512

Commitments and contingencies (Note 8)	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 19,221,030 and 19,099,722 issued and outstanding, respectively	192	191
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	171,752	171,452
Treasury stock, at cost (598,994 and 522,033 shares Class A common stock, respectively)	(2,662)	(2,583)
Accumulated deficit	(172,161)	(171,218)

TOTAL COMSTOCK HOLDING COMPANIES, INC. (DEFICIT) EQUITY	(2,852)	(2,131)
Non-controlling interest	3,411	3,986

TOTAL EQUITY	559	1,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,858	$56,367

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues
Revenue—homebuilding	$10,010	$7,831
Revenue—other	307	123

Total revenue	10,317	7,954

Expenses
Cost of sales—homebuilding	8,590	6,256
Cost of sales—other	165	93
Sales and marketing	425	538
General and administrative	1,897	1,889
Interest and real estate tax expense	170	2

Operating loss	(930)	(824)
Other income, net	192	55

Loss before income tax benefit (expense)	(738)	(769)
Income tax benefit (expense)	70	(74)

Net loss	(668)	(843)
Less: Net income attributable to non-controlling interests	275	736

Net loss attributable to Comstock Holding Companies, Inc.	$(943)	$(1,579)

Basic net loss per share	$(0.04)	$(0.08)
Diluted net loss per share	$(0.04)	$(0.08)

Basic weighted average shares outstanding	21,268	20,935
Diluted weighted average shares outstanding	21,268	20,935

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Additional		Retained	Non-	Total
	Class A		Class B		paid-in	Treasury	earnings	controlling
	Shares	Amount	Shares	Amount	capital	stock	(deficit)	interest
Balance at December 31, 2013	18,629	$186	2,733	$27	$170,811	$(2,480)	$(164,379)	$14,894	$19,059
Stock compensation and issuances	189	2	—	—	277	—	—	—	279
Warrants	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock awards	(38)	—	—	—	(58)	—	—	—	(58)
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	—	—	—	—	—	(2,117)	(2,117)
Net (loss) income	—	—	—	—	—	—	(1,579)	736	(843)

Balance at March 31, 2014	18,780	$188	2,733	$27	$171,030	$(2,480)	$(165,958)	$13,513	$16,320

Balance at December 31, 2014	19,100	$191	2,733	$27	$171,452	$(2,583)	$(171,218)	$3,986	$1,855
Stock compensation and issuances	125	1	—	—	109	—	—	—	110
Warrants	84	1	—	—	221	—	—	—	222
Shares withheld related to net share settlement of restricted stock awards	(87)	(1)	—	—	(30)	—	—	—	(31)
Stock repurchases						(79)			(79)
Non-controlling interest distributions	—	—	—	—	—	—	—	(850)	(850)
Net (loss) income	—	—	—	—	—	—	(943)	275	(668)

Balance at March 31, 2015	19,222	$192	2,733	$27	$171,752	$(2,662)	$(172,161)	$3,411	$559

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(668)	$(843)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of loan discount and deferred financing fees	102	69
Deferred income tax benefit	(108)	—
Depreciation expense	26	24
Gain on derivative	(154)	—
Earnings from unconsolidated joint venture, net of distributions	(4)	34
Amortization of stock compensation	76	134
Changes in operating assets and liabilities:
Restricted cash	(15)	(199)
Trade receivables	(620)	(177)
Real estate inventories	(3,776)	(1,216)
Other assets	404	(171)
Accrued interest	113	194
Accounts payable and accrued liabilities	812	(238)
Income taxes payable	37	(202)

Net cash used in operating activities	(3,775)	(2,591)

Cash flows from investing activities:
Purchase of property, plant and equipment	(74)	(4)
Note receivable	8	—
Restricted cash	(97)	(107)

Net cash used in investing activities	(163)	(111)

Cash flows from financing activities:
Proceeds from notes payable	10,283	5,405
Payments on notes payable	(7,309)	(5,060)
Loan financing costs	(145)	—
Distributions to non-controlling interests	(850)	(2,117)
Taxes paid related to net share settlement of equity awards	(30)	(58)
Repurchase of stock	(79)	—

Net cash provided by (used in) financing activities	1,870	(1,830)

Net decrease in cash and cash equivalents	(2,068)	(4,532)
Cash and cash equivalents, beginning of period	7,498	11,895

Cash and cash equivalents, end of period	$5,430	$7,363

Supplemental cash flow information:
Interest paid, net of interest capitalized	$54	$(263)
Income taxes paid	(125)	(276)

Supplemental disclosure for non-cash activity:
Increase in Class A common stock par value in connection with issuance of stock compensation	$1	$2
Accrued liability settled through issuance of stock	$25	$129
Discount on notes payable	$(490)	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data, number of units, or as otherwise noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

For the three months ended March 31, 2015 and 2014, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and should continue to include, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. In addition, the Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities.

During the three months ended March 31, 2015, the Company received proceeds of $3.1 million under the CGF loan agreement. Subsequent to March 31, 2015 and through the report date, the Company received $0.5 million in additional proceeds under the CGF loan agreement.

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate projects. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As of March 31, 2015, the Company has $26.7 million of its credit facilities and project related loans that mature during 2015. Subsequent to quarter end, the Company secured an extension on $2.7 million, of the $26.7 million, which was scheduled to mature in the second quarter of 2015. The extension provides for an additional 12 months, to the second quarter of 2016, with an automatic extension for an additional 12 months, subject to meeting certain conditions (additional details are provided in Note 17). In addition, certain of our credit facilities are guaranteed by our Chief Executive Officer.

We are in active discussions with our lenders with respect to these maturities and are seeking extensions and modifications to the loans as necessary. The current performance of the projects and our early discussions with our lenders indicates that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts. We are anticipating that with successful resolution of those discussions with our lenders, the expected proceeds from the aforementioned private placements, current available cash on hand and additional cash from settlement proceeds at existing and under development communities, the Company should have sufficient financial resources to sustain its operations through the next twelve months, though no assurances can be made that the Company will be successful in its efforts. The Company will also focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses.

See Note 11 and Note 13 for details on private placement offerings and for more details on our credit facilities, respectively in the accompanying consolidated financial statements.

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

Recently Issued Accounting Standards

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The new guidance provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity, amending the criteria for consolidating such an entity and eliminating the deferral provided under previous guidance for investment companies. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating this guidance to determine any impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. The guidance within ASU 2015-03 will be effective for the Company’s first fiscal year beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating this guidance to determine any impact on its consolidated financial statements.

2. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	March 31, 2015	December 31, 2014
Land and land development costs	$25,048	$22,487
Cost of construction (including capitalized interest and real estate taxes)	19,626	18,402

	$44,674	$40,889

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

The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$492	$510
Additions	42	38
Releases and/or charges incurred	(172)	(34)

Balance at end of period	$362	$514

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended March 31,
	2015	2014
Total interest incurred and capitalized	$761	$530
Total real estate taxes incurred and capitalized	68	53

Total interest and real estate taxes incurred and capitalized	$829	$583

Interest expensed as a component of cost of sales	$380	$52
Real estate taxes expensed as a component of cost of sales	38	31

Interest and real estate taxes expensed as a component of cost of sales	$418	$83

The amount of interest from entity level borrowings that we are able to capitalize in accordance with the accounting standards is dependent upon the average accumulated expenditures that exceed project specific borrowings. Additionally when a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period in which they are incurred. Following is a breakdown of the interest and real estate taxes expensed in the consolidated statement of operations for the respective quarters:

	Three Months Ended March 31,
	2015	2014
Interest incurred and expensed from entity level borrowings	$163	$—
Interest incurred and expensed for inactive projects	4	—
Real estate taxes incurred and expensed for inactive projects	3	2

	$170	$2

5. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income per share for the three months ended March 31, 2015 and 2014 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three months ended March 31, 2015 and 2014 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the periods, unless the restricted stock awards, stock options and warrants would be anti-dilutive.

As a result of net losses for the three months ended March 31, 2015 and 2014, the following shares have been excluded from the diluted share computation as their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Restricted stock awards	65	367
Stock options	96	277
Warrants	2	660

	163	1,304

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

	Homebuilding	Multi-family	Real Estate Services	Total
Three Months Ended March 31, 2015
Gross revenue	$10,010	$—	$307	$10,317
Gross profit	1,420	—	142	1,562
Net (loss) income	(810)	—	142	(668)
Depreciation and amortization	111	—	—	111
Interest expense	167	—	—	167
Total assets	58,382	—	476	58,858
Three Months Ended March 31, 2014
Gross revenue	$7,831	$—	$123	$7,954
Gross profit	1,575	—	30	1,605
Net (loss) income	(873)	—	30	(843)
Depreciation and amortization	174	—	—	174
Interest expense	—	—	—	—
Total assets	53,871	—	239	54,110

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs and, in the absence of direct allocations or based upon overall pro rata revenue generation.

7. INCOME TAX

During the three months ended March 31, 2015, the Company recorded an out of period adjustment to recognize the deferred tax benefit of $121 related to the New Hampshire Avenue project in Washington, D.C. The net income tax benefit as of March 31, 2015 consisted of a $51 tax expense and a $121 deferred tax benefit both related to the New Hampshire Avenue project and the effective tax rate is 6%. Because this error was not material to any previously filed consolidated financial statements and the impact of correcting this error in the current period is not material, the Company recorded the correction in the first quarter of 2015, the period in which the error was identified. The Company has recorded a tax provision of $137 for the three months ended March 31, 2014 and the effective tax rate was 12%. These amounts are included in the ‘Income tax benefit (expenses)’ line within the consolidated statements of operations.

The Company currently has approximately $123 million in federal and state net operating losses (NOLs), which, based on current statutory tax rates represents approximately $48 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 (“Section 382”), if an “ownership change” is triggered, the Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected and possibly certain other deferred tax assets may be impaired. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, Comstock initially adopted a Section 382 stockholder rights plan in May 2011 that expired in May 2014. On March 27, 2015, Comstock’s board of directors adopted a new Section 382 stockholder rights plan (the “Rights Plan”) that will be submitted to a vote of the Company’s stockholders at the 2015 Annual Meeting of Stockholders. The Rights Plan was adopted to reduce the likelihood of such an unintended “ownership change” and thus assist in preserving the value of these tax benefits. We estimate that as of March 31, 2015, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of March 31, 2015, because of the Company’s full valuation allowance on its net deferred tax assets.

The Company has not recorded any accruals for tax uncertainties as of March 31, 2015 and 2014. We file U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years remain subject to examination by federal and state tax authorities that we are subject to.

8. COMMITMENTS AND CONTINGENCIES

Litigation

Currently, we are not subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions pending against us; we do not expect that any such liability will have a material adverse effect on our financial position, operating results and cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with such legal proceedings.

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At March 31, 2015 and 2014, the Company had $3.7 million and $5.7 million in letters of credit, respectively. At March 31, 2015 and 2014, the Company had $3.8 million and $0.8 million in outstanding performance and payment bonds, respectively. No amounts have been drawn against the outstanding letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of March 31, 2015 and December 31, 2014, we had approximately $0.5 million and $0.4 million, respectively, in these escrow accounts, which is included in ‘Restricted cash’ in the consolidated balance sheets.

9. RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an affiliate wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease are as follows:

2015	$241
2016	329
2017	167

Total	$737

For the three months ended March 31, 2015 and 2014, total payments made under this lease agreement were $79 and $76, respectively. As of March 31, 2015 and December 31, 2014, the Company recorded a straight–line rent payable of $28, which is included in ‘Accounts payable and accrued liabilities’.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended March 31, 2015 and 2014, the Company billed Comstock Asset Management, L.C. $153 and $102, respectively, for services and out-of-pocket expenses. Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of March 31, 2015 and December 31, 2014, the Company was owed $150 and $38, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by our Chief Executive Officer, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 a month to Stonehenge, to be allocated first to accrued and unpaid interest and then to outstanding principal. For the three months ended March 31, 2015 and 2014, the Company made payments of $150 under this Note.

On October 17, 2014, Comstock Growth Fund, L.C. (CGF), an administrative entity managed by the Company, was created for purposes of raising up to $25 million through a private placement offering. CGF entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for an initial aggregate principal amount of $10 million and received additional commitments from members of the Company’s management and board of directors (the “CGF Private Placement”). See Note 13 to the consolidated financial statements for a summary of the CGF Private Placement.

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum capacity of up to $20 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. All of the other terms of the Original Promissory Note remained the same. This loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. As of March 31, 2015, $13.6 million was outstanding in principal and accrued interest, net of discounts. For the year ended March 31, 2015, the Company made interest payments of $0.4 million. See Note 13 for further discussion of transactions entered with CGF.

In connection with the departure of Gregory V. Benson, our former Chief Operating Officer and member of our board until his term expires at our 2015 annual meeting of stockholders, in the second quarter of 2014, the Company entered into a Separation Agreement. See Note 16 to the consolidated financial statements for a summary of the Separation Agreement.

See Note 11 to the consolidated financial statements for a summary of the Comstock VII Private Placement and Comstock VIII Private Placement which involved certain of our officers and directors.

10. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 in September 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest. This note bears a fixed interest rate of 6% per annum. As of March 31, 2015 and December 31, 2014, the outstanding balance of the note was $165 and $173, respectively, and is included within ‘Other assets’ in the accompanying consolidated balance sheets. The interest income of $3 for the three months ended March 31, 2015 is included in ‘Other income, net’ in the consolidated statements of operations. There was no interest income for the three months ended March 31, 2014.

11. VARIABLE INTEREST ENTITY

Included within the Company’s real estate inventories at March 31, 2015 and December 31, 2014 are several projects that are determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During the three months ended March 31, 2015, New Hampshire Ave. Ventures, LLC distributed $850 to its non-controlling interest member, 6000 New Hampshire Avenue, LLC. During the three months ended March 31, 2014, New Hampshire Ave. Ventures, LLC, distributed $1.1 million to 6000 New Hampshire Avenue.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of the Company and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units in Loudoun County, Virginia. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company exited the Eastgate project in the second quarter of 2014 after closing on all 66 units. No distributions were made in the three months ended March 31, 2015 or 2014.

On March 14, 2013, Comstock VII entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”), pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock VII for an aggregate amount of $7.3 million (the “Comstock VII Private Placement”). The Comstock VII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VII Private Placement, the Company issued 112 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $146. Comstock VII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Chief Financial Officer, the General Counsel and the former Chief Operating Officer, of the Company. The Subscription Agreement provides that the Comstock VII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the interests of the Comstock VII Class B Members, provided that (i) all of the Comstock VII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VII Class B Members’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Comstock VII Private Placement provides capital related to the current and planned construction of the Company’s following projects: Townes at Shady Grove Metro in Rockville, Maryland consisting of 36 townhomes, Momentum | Shady Grove consisting of 117 condominium units, City Homes at the Hampshires in Washington D.C. consisting of 38 single family residences, Townes at the Hampshires in Washington, D.C. consisting of 73 townhomes, Single Family Homes at the Falls Grove project in Prince William County, Virginia consisting of 19 single family homes and Townes at the Falls Grove project in Prince William County, Virginia consisting of 110 townhomes (collectively, the “Projects”). Proceeds of the Comstock VII Private Placement are being utilized (A) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. In October 2014, the Company fully redeemed the equity interest of the Comstock VII Class B Members. During the three months ended March 31, 2014, the Company paid distributions in the amount of $1.0 million, to its non controlling interest member, Comstock VII Class B Members.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). The Comstock VIII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VIII Private Placement, the Company issued 102 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s Chief Financial Officer and the Company’s former Chief Operating Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement are being used for the current and planned construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement are being utilized (A) to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. No distributions were paid to the Comstock VIII Class B Members during the three months ended March 31, 2015 and 2014.

At March 31, 2015 and December 31, 2014, the distributions and contributions for the VIEs discussed above are included within the ‘non-controlling interest’ classification in the consolidated statement of changes in stockholder’s equity.

At March 31, 2015 and December 31, 2014 total assets of these VIEs were approximately $19.6 million and $19.5 million, respectively, and total liabilities were approximately $11.9 million and $13.5 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

12. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture is included within ‘Other assets’ in the accompanying consolidated balance sheets. Earnings for the three months ended March 31, 2015 and 2014, from this unconsolidated joint venture of $19 and $16, respectively, are included in ‘Other income, net’ in the accompanying consolidated statement of operations. During the three months ended March 31, 2015 and 2014, the Company collected distributions of $15 and $50, respectively, from this joint venture as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended March 31,
	2015	2014
Statement of Operations:
Total net revenue	$74	$61
Total expenses	37	29

Net income	$37	$32

Comstock Holding Companies, Inc. pro rata share of net income	$19	$16

13. CREDIT FACILITIES

Notes payable consisted of the following:

	March 31,	December 31,
	2015	2014
Construction revolvers	$6,742	$6,505
Development and acquisition notes	14,618	13,748
Mezzanine notes	5,212	5,770
Line of credit	2,351	2,356

Total secured notes	28,923	28,379

Unsecured financing	1,935	2,064
Notes payable to affiliate, unsecured, net of $2.2 million and $1.4 million discount, respectively	17,700	15,488

Total notes payable	$48,558	$45,931

As of March 31, 2015, maturities and/or curtailment obligations of all borrowings are as follows:

2015	$26,762
2016	7,055
2017	12,664
2018	2,077

Total	$48,558

We are in active discussions with our lenders with respect to the 2015 maturities and are seeking extensions and modifications to the loans as necessary. The current performance of the projects and our early discussions with our lenders indicate that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts.

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

As of March 31, 2015 and December 31, 2014, the Company had secured construction revolving credit facilities with a maximum loan commitment of $37.5 million and $33.4 million, respectively. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of March 31, 2015 and December 31, 2014, the Company had approximately $30.8 million and $26.9 million, respectively, of unused loan commitments. The Company had $6.7 million and $6.5 million of outstanding construction borrowings as of March 31, 2015 and December 31, 2014, respectively. These credit facilities have maturity dates ranging from May 2015 to March 2018, including extensions subject to certain conditions. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At March 31, 2015 and December 31, 2014, the weighted average interest rate on the Company’s outstanding construction revolving facility was 5.1% per annum.

As of March 31, 2015 and December 31, 2014, the Company had approximately $37.8 million and $28.0 million, respectively, of aggregate acquisition and development maximum loan commitments of which $14.6 million and $13.7 million, respectively, was outstanding. These loans have maturity dates ranging from May 2015 to March 2018, including extensions subject to certain conditions and bears interest at a rate based on LIBOR and Prime Rate pricing options, with interest rate floors ranging from 4.5% to 5.75% per annum. As of March 31, 2015 and December 31, 2014, the weighted average interest rates were 4.7% and 4.8% per annum, respectively.

As of March 31, 2015 and December 31, 2014, the Company had three secured mezzanine loans. The first mezzanine loan had a maximum loan commitment and outstanding balance of $3.0 million at March 31, 2015 and December 31, 2014. This mezzanine financing was utilized to acquire land for the development of the City Homes at the Hampshires and the Townes at the Hampshires projects and is secured by the second deed of trust. This first mezzanine loan bears a fixed interest rate of 13.5% per annum paid on a monthly basis, with the full principal balance due at maturity, September 22, 2015.

The second and third mezzanine loans are being used to finance the development of the Townes at Shady Grove Metro and Momentum | Shady Grove projects. The maximum principal commitment amount of these loans was $3.2 million at March 31, 2015 and December 31, 2014, of which $2.2 million and $2.8 million of principal and accrued interest was outstanding as of March 31, 2015 and December 31, 2014, respectively. These financings carry an annual interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. These financings mature on June 22, 2015. These financings are guaranteed by the Company and our Chief Executive Officer.

Line of credit—secured

At March 31, 2015 and December 31, 2014, the Company had a secured revolving line of credit amounting to $5.0 million of which $2.4 million was outstanding. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ in the Washington D.C, metropolitan area and is used to finance the predevelopment related expenses and deposits for current and future projects. This line of credit bears a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0% and matures on July 15, 2015 with an extension option for an additional twelve months provided that the Company meets certain conditions. This line of credit also calls for the Company to adhere to financial covenants, as defined in the loan agreement such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA measured on a twelve month basis. As of March 31, 2015, the Company was in compliance with all financial covenants dictated by the line of credit agreement. This line of credit is guaranteed by our Chief Executive Officer.

Unsecured note

As of March 31, 2015 and December 31, 2014, the Company had balances of $1.9 million and $2.1 million, respectively, outstanding to a bank under a 10-year unsecured note. Interest is charged on this financing on an annual basis at LIBOR plus 2.2%. As of March 31, 2015 and December 31, 2014, the interest rate was 2.4% per annum. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate—unsecured

On March 14, 2013, the Company and Stonehenge entered into an agreement to extend the maturity date of the loan from July 20, 2013 to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to outstanding principal. Interest is charged to the loan based on LIBOR plus 3% per annum. As of March 31, 2015 and December 31, 2014, the interest rate was 3.7% and 3.6% per annum, respectively. The Company had approximately $4.1 million and $4.2 million of outstanding borrowings as of March 31, 2015 and December 31, 2014, respectively.

On October 17, 2014, CGF entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for an initial aggregate principal amount of $10 million and received additional commitments from members of the Company’s management and board of directors (the “CGF Private Placement”). CGF is offering additional interests for sale to third party accredited investors, which if fully subscribed would increase the total capital raised by CGF up to $20 million. Purchasers other than CDS who purchase an amount of interests may receive warrants that represent the right to purchase an aggregate amount of between 500,000 to 1,000,000 shares of the Company’s Class A common stock, depending upon the investment amount. As of March 31, 2015 we issued 499 warrants representing the right to purchase shares of the Company’s Class A common stock to CGF having an aggregate fair value of $410 that was considered as a debt discount. In calculating the fair value of the warrants the Company used the Black-Scholes pricing model based upon the date the funds were contributed to CGF. The Company amortizes the debt discount over the three year term of the loan to interest expense.

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum amount available for borrowing of up to $20 million with a three year term (the “Original Promissory Note”). On December 18, 2014, the Company entered into an amended and restated Original Promissory Note pursuant to which the maximum amount for borrowing was increased from $20 million to $25 million. All of the other terms of the Original Promissory Note remained the same. The loan bears interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The loan will be used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements; (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $13.6 million and $11.3 million of outstanding borrowings, net of discounts, as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the interest rate was 10.0% per annum.

On December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, management and members of the Company’s board of directors who participated in the CGF Private Placement (the “Amended CGF Private Placement”). Under the Amended CGF Private Placement, in addition to the warrants as described above, purchasers of the interests will receive a certain amount shares of our Class A common stock, depending upon the investment amount. As of March 31, 2015 the Company entered into a commitment to grant 1.5 million shares of the Company’s Class A common stock, in connection with the Amended CGF Private Placement. The commitment was treated and recognized as a derivative liability that is marked to market at the end of each quarter. The Company determined the fair value of the stock based on the closing price of our stock on the dates the funds were received by CGF. As of March 31, 2015 the fair value of the shares, $1.4 million was included within ‘Accounts payable and accrued liabilities’ with a corresponding offset to ‘Notes payable - due to affiliates’ in the form of debt discount on the consolidated balance sheets. The mark to market gain on the derivative liability, $154, was included within ‘Other income’ on the consolidated statement of operations with a corresponding offset to the derivative liability within ‘Accounts payable and accrued liabilities’ on the consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively. The Company amortizes the debt discount over the three year term of the loan to interest expense. See Note 17 – “Subsequent Events” for further information.

14. FAIR VALUE DISCLOSURES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values based on their short maturities. The fair value of fixed and floating rate debt is based on unobservable market rates (Level 3 inputs). The following table summarizes the fair value of fixed and floating rate debt and the corresponding carrying value of fixed and floating rate debt as of:

	March 31,	December 31,
	2015	2014
Carrying amount	$48,558	$45,931
Fair value	$48,184	$44,854

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

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three months ended March 31, 2015 and 2014, the Company did not issue any stock options or restricted stock awards.

Stock-based compensation cost associated with restricted stock and stock options was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation cost for the periods stated:

	Three Months Ended
	March 31,
	2015	2014
Real estate inventories - Assets	$9	$16
General and administrative - Expenses	76	134

	$85	$150

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

As of March 31, 2015, the weighted-average remaining contractual term of unexercised stock options was 6.6 years. As of March 31, 2015 and December 31, 2014, there was $0.4 and $0.5 million, respectively, of unrecognized compensation cost related to stock grants.

16. SEVERANCE AND RESTRUCTURING

In connection with the departure of Gregory V. Benson, our former Chief Operating Officer in May 2014, the Company entered into a Separation Agreement with Mr. Benson on June 24, 2014. Mr. Benson will remain on our board until his term expires at our annual meeting of stockholders on June 17, 2015. The Separation Agreement provides for cash severance payment and incremental healthcare insurance through COBRA. In 2014, the Company recorded severance cost of $597, to be paid in 36 semi-monthly installments and healthcare cost of $14 to be paid over 12 months effective May 1, 2014 offset by $131 in forfeitures of stock options and restricted stock awards. The severance charge for fiscal year 2014 was included in ‘General and administrative’ expenses in the consolidated statements of operations. There were no severance or restructuring charges in 2015. The remaining balance of $0.2 as of March 31, 2015 is included in the ‘Accounts payable and accrued liabilities’ in the accompanying consolidated balance sheets.

In addition, per the Separation Agreement, the Company has a call option, but not an obligation, to purchase all or a portion of Mr. Benson’s shares of Class A and Class B common stock of the Company at $1.09 per share by June 30, 2015. If the Company exercises the option and elects to repurchase less than all of his shares of Class A and Class B common stock in a single transaction, then the following applies to each transaction: i) each transaction should include the purchase of a pro-rata portion of the Class A and Class B common stock; ii) the first purchase must include a minimum of 1,000,000 of Mr. Benson’s Class A and Class B common stock (cumulative number of Mr. Benson’s Class A and Class B common stock); and (iii) each subsequent purchase must include a minimum of 100,000 Class A and Class B Common stock (cumulative number of Mr. Benson’s Class A and Class B common stock) until all shares of Class A and Class B common stock have been purchased. Mr. Benson also forfeited all unvested stock options and restricted stock awards outstanding as of the date of his departure. The Company recorded the fair value of the call option, which was considered to be a freestanding equity linked financial instrument and the corresponding contribution of the call option to the Company by Mr. Benson as offsetting entries within ‘Additional paid-in-capital’ within the consolidated balance sheets. As of March 31, 2015, neither the Company nor any designees have exercised any portion of its option under the Separation Agreement.

17. SUBSEQUENT EVENTS

On April 20, 2015, the Company extended its revolving construction, acquisition, and development loans related to the Yorkshire project with Cardinal Bank. This loan had an initial maturity date of May 28, 2015 and the extension provides for a maturity date of May 8, 2016, with an automatic extension of twelve additional months if certain sales and settlement requirements are met prior to the extended maturity date. All other terms of the original agreements remain in full force and effect. As of March 31, 2015, we had $2.7 million in outstanding borrowings under this revolving credit facility.

On April 29, 2015, the Company entered into a secured construction loan with United Bank for $2.3 million in connection with its Estates at Leeland single-family home project in Fredericksbug, Virginia. The loan provides for a variable interest rate of LIBOR plus 3.5% per annum, with an interest rate floor of 4.25% per annum. This loan matures in October 2017. This loan is guaranteed by the Company.

On May 1, 2015, the Company announced the launch of Comstock Investors IX (“Comstock IX”), the latest private placement in a series of recently completed investment offerings. The up to $3 million of expected proceeds of the offering are to be used to provide the equity financing for the Company’s Stone Ridge community of 35 single family homes in Loudoun County Virginia, scheduled for development commencing in the coming months. The offering may be expanded to include existing and future projects that are currently under investment review. The completion of the Comstock IX offering will assist the Company in satisfying the minimum equity requirement for continued listing on the Nasdaq Stock Market.

On May 4, 2015, the Company, through Comstock Two Rivers, I, L.C. and Comstock Two Rivers, II, L.C., subsidiaries of the Company, executed a total of eight lot takedowns, under the respective land purchase option agreements, for a total purchase price of $1.2 million.

On May 12, 2015, in the Amended CGF Private Placement, the Company issued an aggregate amount of 1.5 million shares of Class A Common Stock to the purchasers of membership interests in CGF. In addition to the Company issuing warrants to purchase the Company’s Class A Common Stock, purchasers received 16,000 shares of the Company’s Class A common stock for each $100 of membership interest (or portion thereof) purchased, except with respect to CDS. The Class A common stock was issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof, and Rule 506(c) promulgated thereunder. Each purchaser represented her, him or itself as an accredited investor and CGF and the Company took reasonable steps to verify such status. For additional information on CGF and the Amended CGF Private Placement see Notes 9 and 13 to the consolidated financial statements.

See the “Recent development” section disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for disclosures related to deficiency notices received from The Nasdaq Stock Market LLC (“Nasdaq”) for non-compliance with the continued listing requirement rules.

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

Cautionary Notes Regarding Forward-looking Statements

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “ likely,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include, without limitation: general economic and market conditions, including interest rate levels; our ability to service our debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; economic risks in the markets in which we operate, including actions related to government spending; delays in governmental approvals and/or land development activity at our projects; regulatory actions; our ability to maintain compliance with stock market listing rules and standards; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our actual results could differ materially from these projected or suggested by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including multi-family, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Multi-family and Real Estate Services as further discussed in Note 6 to the consolidated financial statements. We are currently focused in the Washington, D.C. metropolitan area, which is the seventh largest metropolitan statistical area in the United States.

We are currently operating, or developing in multiple counties throughout the Washington, D.C. market. The following table summarizes certain information for our owned or controlled communities as of March 31, 2015:

	Pipeline Report as of March 31, 2015
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (7)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	34	3	1	—	4	746
Townes at the Hampshires (3)	DC	TH	73	40	4	29	—	33	552
Estates at Falls Grove	VA	SF	19	—	7	12	—	19	541
Townes at Falls Grove	VA	TH	110	44	2	64	—	66	302
Townes at Shady Grove Metro	MD	TH	36	15	2	19	—	21	618
Townes at Shady Grove Metro (4)	MD	SF	3	—	—	3	—	3	—
Momentum | Shady Grove Metro (5)	MD	Condo	117	—	—	117	—	117	—
Estates at Emerald Farms	MD	SF	84	78	—	6	—	6	452
Townes at Maxwell Square	MD	TH	45	10	5	30	—	35	424
Townes at Hallcrest	VA	TH	42	—	2	40	—	42	479
Estates at Leeland	VA	SF	24	—	—	24	—	24	—
Villas | Preserve at Two Rivers 28’	MD	TH	66	—	1	1	64	66	444
Villas | Preserve at Two Rivers 32’	MD	TH	54	—	1	1	52	54	494
Villas at New Design Road	MD	TH	78	—	—	—	78	78	—
Estates at Popkins Lane	VA	SF	12	—	—	—	12	12	—
Townes at Richmond Station	VA	TH	70	—	—	—	70	70	—
Richmond Station Multi-family	VA	MF	103	—	—	—	103	103	—
Townes at Totten Mews	DC	TH	37	—	—	—	37	37	—
The Estates at Stone Ridge (6)	VA	SF	35	—	—	—	35	35	—
River Creek Village	VA	SF	100	—	—	—	100	100	—

Total			1,146	221	27	347	551	925

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program.
(5)	18 of these units are subject to statutory moderately priced dwelling unit program.
(6)	1 of these units is subject to statutory affordable dwelling unit program.
(7)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements and backlog for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Gross new orders	27	37
Cancellations	3	5
Net new orders	24	32
Gross new order revenue	$13,404	$16,279
Cancellation revenue	$1,488	$2,273
Net new order revenue	$11,916	$14,006
Average gross new order price	$497	$440
Settlements	21	19
Settlement revenue - homebuilding	$10,010	$7,831
Average settlement price	$477	$412
Backlog units	27	41
Backlog revenue	$14,346	$18,517
Average backlog price	$531	$452

Revenue – homebuilding

The number of homes settled for the three months ended March 31, 2015 increased to 21 as compared to 19 homes for the same period in the prior year. Average revenue per home settled increased by approximately $65 to $477 for the three months ended March 31, 2015 as compared to $412 for the three months ended March 31, 2014. Revenue from homebuilding increased by $2.2 million to $10.0 million for the three months ended March 31, 2015 as compared to $7.8 million for the same period in the prior year which resulted from the increase in the number of homes and the mix of units settled. For the three months ended March 31, 2015, the Company settled 21 units (4 units at The Hampshires, 9 units at Falls Grove, 2 units at Maxwell Square and 6 units at Shady Grove), as compared to 19 units (8 units at The Hampshires, 10 units at Falls Grove and 1 unit at Eastgate) for the three months ended March 31, 2014. Our homebuilding gross margin percentage for the three months ended March 31, 2014 decreased by 5.9% to 14.2%, as compared to 20.1% for the three months ended March 31, 2014. The decrease noted in margins was a result of the mix of units settled.

Revenue – other

Revenue – other increased approximately $0.2 million to $0.3 million during the three months ended March 31, 2015, as compared to $0.1 million for the three months ended March 31, 2014. The increase primarily relates to revenue from real estate services as the Company gets more traction in the market for advisory and other real estate related service.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended March 31, 2015 increased by $2.3 million to $8.6 million, as compared to $6.3 million for the three months ended March 31, 2014. The unit mix and number of homes settled during the quarter and the year accounted for the increase in the aggregate cost of sales.

Cost of sales – other

Cost of sales – other increased $0.1 million to $0.2 million during the three months ended March 31, 2015, as compared to $0.1 million for the three months ended March 31, 2014. The increase primarily relates to our real estate services segment pursuing additional deals in the market for advisory and other real estate related service.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2015 decreased by $0.1 million to $0.4 million, as compared to $0.5 million for the three months ended March 31, 2014. The decrease in sales and marketing expenses over the same period in the prior year is directly attributable to the Company’s more focused marketing efforts in active developments.

Income taxes

The Company recorded a net tax benefit of $70 for the three months ended March 31, 2015 and the effective tax rate is 6%. The net tax benefit consisted of a $51 tax expense and a $121 deferred tax benefit, both related to the New Hampshire Avenue project in Washington, D.C. The Company recorded a tax provision of $137 for the three months ended March 31, 2014, and the effective tax rate was 12%, related to statutory tax rates in the District of Columbia where the Company has no deferred tax benefit to offset the tax liability.

Recent Developments

On April 20, 2015, the Company received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the minimum bid price per share for its common stock was below $1.00 for a period of 30 consecutive business days and, accordingly, that the Company did not comply with the minimum bid price requirement of $1.00 per share, as required by Listing Rule 5550(a)(2). The notification has no immediate effect on the listing of our shares of Class A common stock on the Nasdaq Capital Market.

The Company has a grace period of 180 calendar days to regain compliance with the minimum closing price requirement for continued listing. If at any time during the 180-day grace period, the minimum closing bid price per share of the Company’s Class A common stock closes at or above $1.00 for a period of ten consecutive business days, the Company will regain compliance and the matter will be closed. In the event that we do not regain compliance within the 180-day grace period, we may be eligible to receive an additional 180-day grace period, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on Nasdaq, except for the bid price requirement, and provides written notice of its intention to cure the minimum bid price deficiency during the second 180-day grace period. If the Company fails to regain compliance after the second 180-day grace period, the Company’s Class A common stock will be subject to delisting by Nasdaq.

On March 18, 2015, prior to receipt of this deficiency letter, the Company’s Board of Directors authorized a reverse stock split in the range of 1-for-5 to 1-for-7 (the “Reverse Stock Split”), but subject to our Board of Directors’ discretion to effect or abandon such Reverse Stock Split. We will seek stockholder approval to execute the Reverse Stock Split at our annual meeting of stockholders which is expected to be held on June 17, 2015. If approved and implemented, the Reverse Stock Split would have the effect of increasing the per share price of our Class A common stock, which will assist us with regaining compliance with the Nasdaq minimum bid price requirement. Additionally, the Reverse Stock Split would reduce the number of shares of our common stock outstanding and the Proportionate Share Reduction would reduce, proportionally, the total number of authorized shares of common stock.

On April 28, 2015, the Company received a second deficiency letter (the “Additional Notice Letter”) from Nasdaq advising the Company that it did not meet the minimum of $2.5 million in stockholders’ equity required for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b)(1), which is one of the alternative tests for continued listing on The Nasdaq Capital Market. In the Company’s Form 10-K for the period ended December 31, 2014, the Company reported stockholders’ equity of $1.85 million. In addition, the Additional Notice Letter indicates that as of April 27, 2015, the Company did not meet the other alternative tests of market value of listed securities or net income from continuing operations under Listing Rule 5550(b) and therefore, no longer complies with the continued listing rule. The Additional Notice Letter has no immediate effect on the listing of the Company’s shares of Class A common stock on Nasdaq. The deficiency is primarily the result of the Company’s redemption of non-controlling interests (included as equity in the Company’s financial statements) during 2014 of $14.6 million coupled with an operating loss of $3.1 million incurred during 2014. The $3.1 million operating loss for 2014 is largely the result of a non-cash impairment charge of $2.7 million and a restructuring charge of $0.6 million. The Company intends to submit its plan for addressing the subject listing deficiency within the 45 calendar days provided under Nasdaq rules. If Nasdaq accepts the Company’s plan, it may grant the Company an extension of up to 180 calendar days from the date of the Additional Notice Letter to evidence compliance. If the Company’s plan is not accepted by Nasdaq, the Company will have an opportunity to appeal the decision to a Hearings Panel. The Company plans to take additional actions during the second quarter of 2015 with the intention of ensuring its ability to regain compliance with this listing requirement. These actions may include the issuance of common or preferred equity, additional project specific capital raises and the potential conversion of existing unsecured shareholder debt to equity.

On May 1, 2015, the Company announced the launch of Comstock Investors IX (“Comstock IX”), the latest private placement in a series of recently completed investment offerings. The up to $3 million of expected proceeds of the offering are to be used to provide the equity financing for the Company’s Stone Ridge community of 35 single family homes in Loudoun County Virginia, scheduled for development commencing in the coming months. The offering may be expanded to include existing and future projects that are currently under investment review. The completion of the Comstock IX offering will assist the Company in satisfying the minimum equity requirement for continued listing on the Nasdaq Stock Market.

The Company believes the actions it is undertaking will address the deficiencies indicated by Nasdaq. If the Company is unsuccessful in its efforts, a delisting of our common stock could adversely affect the market liquidity of our common stock, our ability to obtain financing and our ability to fund our operations. See additional risk factors disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new deals, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and should continue to include, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. In addition to Comstock IX discussed above, the Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities.

During the three months ended March 31, 2015, the Company received proceeds of $3.1 million under the CGF loan agreement. Subsequent to March 31, 2015 and through the report date, the Company received $0.5 million in additional proceeds under the CGF loan agreement.

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate projects. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As of March 31, 2015, the Company has $26.7 million of its credit facilities and project related loans that mature during 2015 (of which $2.7 million related to the Yorkshire loan due in the second quarter of 2015, the maturity was extended by one year with a possibility of an automatic extension of an additional 12 months as disclosed below in this section). In addition, certain of our credit facilities are guaranteed by our Chief Executive Officer.

We are in active discussions with our lenders with respect to these maturities and are seeking extensions and modifications to the loans as necessary. The current performance of the projects and our early discussions with our lenders indicates that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts. We are anticipating that with successful resolution of those discussions with our lenders, the expected proceeds from the aforementioned private placements, current available cash on hand and additional cash from settlement proceeds at existing and under development communities, the Company should have sufficient financial resources to sustain its operations through the next twelve months, though no assurances can be made that the Company will be successful in its efforts. The Company will also focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses.

See Note 11 and Note 13 for details on private placement offerings and for more details on our credit facilities, respectively in the accompanying consolidated financial statements.

Cash Flow

Net cash used in operating activities was $3.8 million for the three months ended March 31, 2015. This represents an increase of $1.2 million from the net cash used in operating activities of $2.6 million for the three months ended March 31, 2014. The change is primarily attributable to the significant cash out flow for real estate inventories the Company invests in new projects and positions itself for growth to the current year and beyond. The main addition during the three months ended March 31, 2015 was related to the Stone Ridge land acquisition of $2.2 million.

Net cash used in investing activities was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. This usage was mainly attributable to the purchases of capital assets and release of compensating balances held in escrow purchase accounts as collateral for certain letters of credit, which are funded upon settlement and release of units.

Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2015, primarily attributable to proceeds from the Amended CGF Private Placement offering of $3.1 million, offset by the distributions to the New Hampshire Avenue non controlling interest of $0.9 million. Net cash used in financing activities was $1.8 million for the three months ended March 31, 2014, primarily attributable to the distributions made to non-controlling interest members including preferred returns, offset by more proceeds from borrowings.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2015 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Other than as subsequently discussed, there have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The descriptions of the offerings related to Comstock Investors VII, L.C. and Comstock Investors VIII, L.C. in Note 11 and the description of the CGF Private Placement in Note 13 in the accompanying consolidated financial statements are hereby incorporated by reference. The membership interests and the warrants were offered and sold to Purchasers in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act and the certificates representing the securities shall bear legends to that effect. The membership interests, the warrants and the shares of our Class A common stock issuable upon the exercise of the warrants have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the Commission on March 27, 2015).

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on March 27, 2015 (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed with the Commission on March 27, 2015).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

10.93	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer & Trust Company, LLC dated March 27, 2015 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on March 27, 2015).

10.94*	Loan agreement, dated February 20, 2015, between Comstock Stone Ridge, L.C. and Cardinal Bank.

10.95*	Loan agreement, dated March 17, 2015, between Comstock Two Rivers I, L.C. and Eagle Bank.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 15, 2015	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ JOSEPH M. SQUERI
Joseph M. Squeri
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)