Form 10-Q
period 2015-06-30
Comstock Holding Companies, Inc.
filed 2015-08-14
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

As of August 14, 2015, 20,850,526 shares of Class A common stock, par value $0.01 per share, and 2,733,500 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Cash and cash equivalents	$6,152	$7,498
Restricted cash	2,152	1,779
Trade receivables	954	110
Real estate inventories	47,058	40,889
Property, plant and equipment, net	478	395
Other assets	5,215	5,696

TOTAL ASSETS	$62,009	$56,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$9,466	$8,538
Notes payable – secured by real estate inventories	29,298	28,379
Notes payable – due to affiliates, unsecured, net of discount	17,938	15,488
Notes payable – unsecured	1,806	2,064
Income taxes payable	—	43

TOTAL LIABILITIES	58,508	54,512

Commitments and contingencies (Note 8)	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, $0.01 par value, 77,266,500 shares authorized, 20,850,526 and 19,099,722 issued and outstanding, respectively	209	191
Class B common stock, $0.01 par value, 2,733,500 shares authorized, issued and outstanding	27	27
Additional paid-in capital	172,751	171,452
Treasury stock, at cost (598,994 and 522,033 shares Class A common stock, respectively)	(2,662)	(2,583)
Accumulated deficit	(172,969)	(171,218)

TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(2,644)	(2,131)
Non-controlling interests	6,145	3,986

TOTAL EQUITY	3,501	1,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,009	$56,367

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Revenue – homebuilding	$12,115	$11,657	$22,125	$19,488
Revenue – other	449	143	756	266

Total revenue	12,564	11,800	22,881	19,754
Expenses
Cost of sales – homebuilding	10,594	9,459	19,184	15,715
Cost of sales – other	188	85	353	178
Sales and marketing	489	559	914	1,097
General and administrative	1,936	2,318	3,833	4,207
Interest and real estate tax expense	156	3	326	5

Operating loss	(799)	(624)	(1,729)	(1,448)
Other income, net	582	12	774	67

Loss before income tax expense	(217)	(612)	(955)	(1,381)
Income tax (expense) benefit	(57)	(57)	13	(131)

Net loss	(274)	(669)	(942)	(1,512)
Net income attributable to non-controlling interests	534	995	809	1,731

Net loss attributable to Comstock Holding Companies, Inc.	$(808)	$(1,664)	$(1,751)	$(3,243)

Basic net loss per share	$(0.04)	$(0.08)	$(0.08)	$(0.15)
Diluted net loss per share	$(0.04)	$(0.08)	$(0.08)	$(0.15)
Basic weighted average shares outstanding	22,217	21,089	21,544	21,012
Diluted weighted average shares outstanding	22,217	21,089	21,544	21,012

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Non- controlling interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	18,629	$186	2,733	$27	$170,811	$(2,480)	$(164,379)	$14,894	$19,059
Stock compensation and issuances	222	2	—	—	272	—	—	—	274
Shares withheld related to net share settlement of restricted stock awards	(41)	—	—	—	(62)	—	—	—	(62)
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—
Non-controlling interest distributions	—	—	—	—	—	—	—	(5,012)	(5,012)
Net (loss) income	—	—	—	—	—	—	(3,243)	1,731	(1,512)

Balance at June 30, 2014	18,810	$188	2,733	$27	$171,021	$(2,480)	$(167,622)	$11,613	$12,747

Balance at December 31, 2014	19,100	$191	2,733	$27	$171,452	$(2,583)	$(171,218)	$3,986	$1,855
Stock compensation and issuances	1,757	18	—	—	1,089	—	—	—	1,107
Warrants	84	1	—	—	242	—	—	—	243
Shares withheld related to net share settlement of restricted stock awards	(90)	(1)	—	—	(32)	—	—	—	(33)
Stock repurchases	—	—	—	—	—	(79)	—	—	(79)
Non-controlling interest contributions	—	—	—	—	—	—	—	2,450	2,450
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,100)	(1,100)
Net (loss) income	—	—	—	—	—	—	(1,751)	809	(942)

Balance at June 30, 2015	20,851	$209	2,733	$27	$172,751	$(2,662)	$(172,969)	$6,145	$3,501

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(942)	$(1,512)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of loan discount and deferred financing fees	181	142
Deferred income tax benefit	(90)	—
Depreciation expense	53	48
Provision for bad debt	—	10
Gain on derivative	(696)	—
Earnings from unconsolidated joint venture, net of distributions	(19)	29
Amortization of stock compensation	135	96
Changes in operating assets and liabilities:
Restricted cash	(121)	(296)
Trade receivables	(723)	(963)
Real estate inventories	(6,152)	(3,528)
Other assets	470	(880)
Accrued interest	338	416
Accounts payable and accrued liabilities	2,036	3,447
Income taxes payable	(43)	(313)

Net cash used in operating activities	(5,573)	(3,304)

Cash flows from investing activities:
Purchase of property, plant and equipment	(136)	(7)
Note receivable	16	—
Restricted cash	(252)	(202)

Net cash used in investing activities	(372)	(209)

Cash flows from financing activities:
Proceeds from notes payable	18,829	12,841
Payments on notes payable	(15,377)	(11,290)
Loan financing costs	(92)	(45)
Distributions to non-controlling interests	(1,100)	(5,012)
Contributions from non-controlling interests	2,450	—
Taxes paid related to net share settlement of equity awards	(32)	(62)
Repurchase of stock	(79)	—

Net cash provided by (used in) financing activities	4,599	(3,568)

Net decrease in cash and cash equivalents	(1,346)	(7,081)
Cash and cash equivalents, beginning of period	7,498	11,895

Cash and cash equivalents, end of period	$6,152	$4,814

Supplemental cash flow information:
Interest paid, net of interest capitalized	$30	$(417)
Income taxes paid	$269	$—
Supplemental disclosure for non-cash activity:
Increase in class A common stock par value in connection with vesting and issuance of stock compensation	$2	$2
Increase in class A common stock par value in connection with CGF Private Placement	$16	$—
Increase in additional paid-in capital in connection with issuance of class A common stock under the CGF Private Placement	$889	$—
Discount on notes payable	$(543)	$—
Accrued liability settled through issuance of stock	$50	$162

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

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation is a multi-faceted real estate development and construction services company focused in the Washington, D.C. metropolitan area (Washington D.C., Northern Virginia and Maryland suburbs of Washington D.C.). We have substantial experience with building a diverse range of products including multi-family homes, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. References in this Form 10-Q to “Comstock,” “Company,” “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

The Company’s Class A common stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol CHCI and has no public trading history prior to December 17, 2004.

For the three and six months ended June 30, 2015 and 2014, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

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

The Company has a grace period of 180 calendar days to regain compliance with the minimum closing price requirement for continued listing. If, at any time during the 180-day grace period, the minimum closing bid price per share of the Company’s Class A common stock closes at or above $1.00 for a period of ten consecutive business days, the Company will regain compliance and the matter will be closed. In the event that we do not regain compliance within the 180-day grace period, we may be eligible to receive an additional 180-day grace period, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on Nasdaq, except for the bid price requirement, and provides written notice of its intention to cure the minimum bid price deficiency during the second 180-day grace period. If the Company fails to regain compliance after the second 180-day grace period, the Company’s Class A common stock will be subject to delisting by Nasdaq.

At our annual meeting of stockholders that was held on June 17, 2015, we received stockholders approval for amendments to the Company’s Restated Certificate of Incorporation to effect a reverse stock split in the range of 1-for-5 to 1-for-7 (the “Reverse Stock Split”). When implemented, we anticipate the Reverse Stock Split would have the effect of increasing the per share price of our Class A common stock, which will assist us with regaining compliance with the Nasdaq minimum bid price requirement. Additionally, the Reverse Stock Split would reduce the number of shares of our common stock outstanding and the proportionate share reduction would reduce, proportionally, the total number of authorized shares of common stock.

On April 28, 2015, the Company received a second deficiency letter (the “Additional Notice Letter”) from Nasdaq advising the Company that it did not meet the minimum of $2.5 million in stockholders’ equity required for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b)(1), which is one of the alternative tests for continued listing on the Nasdaq Capital Market. In the Company’s Form 10-K for the period ended December 31, 2014, the Company reported stockholders’ equity of $1.85 million. In addition, the Additional Notice Letter indicates that as of April 27, 2015, the Company did not meet the other alternative tests of market value of listed securities or net income from continuing operations under Listing Rule 5550(b) and therefore, no longer complies with the continued listing rule. The Additional Notice Letter has no immediate effect on the listing of the Company’s shares of Class A common stock on Nasdaq. The deficiency is primarily the result of the Company’s redemption of non-controlling interests (included as equity in the Company’s financial statements) during 2014 of $14.6 million coupled with an operating loss of $3.1 million incurred during 2014. The $3.1 million operating loss for the twelve months ended December 31, 2014 is largely the result of a non-cash impairment charge of $2.7 million recorded in the fourth quarter of 2014 and a restructuring charge of $0.6 million in the second quarter of 2014, recorded within ‘General and administrative’ expense in the consolidated statement of operations. After reviewing the Company’s plan to regain compliance with the stockholders’ equity listing requirement, Nasdaq notified the Company in July 2015 that it determined to grant the Company an extension until October 26, 2015, which represents the maximum extension Nasdaq can grant under Listing Rule 5810(c)(2)(B)(i), to evidence compliance.

On June 26, 2015, the Company formed Comstock IX, L.C. (“Comstock IX”) and entered into a Subscription Agreement with certain third-party accredited investors (“Comstock IX Class B Members”), pursuant to which the Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). As a result of this private placement, as of June 30, 2015, total equity was above the $2.5 million minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market.

The Company believes the actions it is undertaking will address the deficiencies indicated by Nasdaq. If the Company does not timely evidence compliance with the listing standard, it may be subject to delisting. At that time, the Company may appeal Nasdaq’s determination to a hearings panel. A delisting of our common stock could adversely affect the market liquidity of our common stock, our ability to obtain financing and our ability to fund our operations. See additional risk factors disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate projects. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As of June 30, 2015, $23.3 million of our credit facilities and project related loans are scheduled to mature during 2015. Subsequent to quarter end, the Company secured extensions on $8.1 million of the $23.3 million, which was scheduled to mature in the third quarter of 2015. The extensions provide for new maturity dates of January 2016. Additionally, the Company secured an extension on the $2.0 million mezzanine financing that had a maturity date of August 2015. The extension provides for a new maturity date of December 2015. In addition, certain of the Company’s credit facilities and project related loans are guaranteed by our Chief Executive Officer.

Although we extended certain of our credit facilities subsequent to the quarter end, we are in active discussions with our lenders and are seeking long term extensions and modifications to the loans as necessary. We are anticipating that with successful resolution of those discussions with our lenders, the expected proceeds from the aforementioned private placements, current available cash on hand and additional cash from settlement proceeds at existing and under development communities, the Company should have sufficient financial resources to sustain its operations through the next twelve months, though no assurances can be made that the Company will be successful in its efforts. The Company will also focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses.

See Note 11 and Note 13 to the accompanying consolidated financial statements for details on private placement offerings and our credit facilities, respectively.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to defer for one year the effective date of ASU 2014-09, which would make the guidance effective for the Company’s first fiscal year beginning after December 15, 2017. Additionally, the FASB has also tentatively decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

Other accounting pronouncements issued or effective during the three months ended June 30, 2015 were not applicable to us and are not anticipated to have an effect on our financial statements.

2. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	June 30, 2015	December 31, 2014
Land and land development costs	$26,324	$22,487
Cost of construction (including capitalized interest and real estate taxes)	20,734	18,402

	$47,058	$40,889

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

The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$362	$514	$492	$510
Additions	50	306	92	344
Releases and/or charges incurred	(118)	(98)	(290)	(132)

Balance at end of period	$294	$722	$294	$722

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total interest incurred and capitalized	$866	$551	$1,627	$1,080
Total real estate taxes incurred and capitalized	121	51	189	104

Total interest and real estate taxes incurred and capitalized	$987	$602	$1,816	$1,184

Interest expensed as a component of cost of sales	$376	$89	$756	$141
Real estate taxes expensed as a component of cost of sales	54	25	92	56

Interest and real estate taxes expensed as a component of cost of sales	$430	$114	$848	$197

The amount of interest from entity level borrowings that we are able to capitalize in accordance with the accounting standards is dependent upon the average accumulated expenditures that exceed project specific borrowings. Additionally, when a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period they are incurred. The following is a breakdown of the interest and real estate taxes expensed in the consolidated statement of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest incurred and expensed from entity level borrowings	$154	$—	$317	$—
Interest incurred and expensed for inactive projects	—	—	4	—
Real estate taxes incurred and expensed for inactive projects	2	3	5	5

	$156	$3	$326	$5

5. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income per share for the three and six months ended June 30, 2015 and 2014, respectively, are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and six months ended June 30, 2015 and 2014 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the periods, unless the restricted stock awards, stock options and warrants would be anti-dilutive.

As a result of net losses for the three and six months ended June 30, 2015 and 2014, respectively, the following shares have been excluded from the diluted share computation as their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted stock awards	36	261	47	279
Stock options	—	157	59	188
Warrants	—	404	5	543

	36	822	111	1,010

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

In our Multi-family segment, we focus on projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future.

In our Real Estate Services segment, we pursue projects in all aspects of real estate management including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies, financing and general construction. We are able to provide a wide range of construction management and general contracting services to other property owners.

The following disclosure includes the Company’s three reportable segments of Homebuilding, Multi-family and Real Estate Services. Each of these segments operates within the Company’s single Washington, D.C. area reportable geographic segment.

	Homebuilding	Multi- family	Real Estate Services	Total
Three Months Ended June 30, 2015
Gross revenue	$12,115	$—	$449	$12,564
Gross profit	1,521	—	261	1,782
Net (loss) income	(535)	—	261	(274)
Depreciation and amortization	94	—	—	94
Interest expense	154	—	—	154
Total assets	61,799	—	210	62,009
Three Months Ended June 30, 2014
Gross revenue	$11,657	$—	$143	$11,800
Gross profit	2,198	—	58	2,256
Net (loss) income	(727)	—	58	(669)
Depreciation and amortization	24	—	—	24
Interest expense	—	—	—	—
Total assets	55,143	—	363	55,506
Six Months Ended June 30, 2015
Gross revenue	$22,125	$—	$756	$22,881
Gross profit	2,941	—	403	3,344
Net (loss) income	(1,345)	—	403	(942)
Depreciation and amortization	205	—	—	205
Interest expense	321	—	—	321
Total assets	61,799	—	210	62,009
Six Months Ended June 30, 2014
Gross revenue	$19,488	$—	$266	$19,754
Gross profit	3,773	—	88	3,861
Net (loss) income	(1,600)	—	88	(1,512)
Depreciation and amortization	48	—	—	48
Interest expense	—	—	—	—
Total assets	55,143	—	363	55,506

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs.

7. INCOME TAX

During the three months ended June 30, 2015, the Company recognized income tax expense of $57. During the six months ended June 30, 2015, the Company recorded an out of period adjustment to reverse the valuation allowance, resulting in the recognition of a deferred tax benefit of $121, offset by income tax expense of $108, both related to the New Hampshire Avenue project in Washington, D.C. Because this error was not material to any previously filed consolidated financial statements and the impact of correcting this error in the current fiscal year is not material, the Company recorded the correction in the first quarter of 2015. The effective tax rate for the three and six month periods ended June 30, 2015 was 3% and 1%, respectively.

The Company currently has approximately $123 million in federal and state net operating losses (NOLs), which, based on current statutory tax rates, represents approximately $48 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 (“Section 382”), if an “ownership change” is triggered, the Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected and possibly certain other deferred tax assets may be impaired. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, Comstock initially adopted a Section 382 stockholder rights plan in May 2011 that expired in May 2014. On March 27, 2015, Comstock’s board of directors adopted a new Section 382 stockholder rights plan (the “Rights Plan”) and it was approved by the Company’s stockholders at the 2015 Annual Meeting of Stockholders in June 2015. The Rights Plan was adopted to reduce the likelihood of such an unintended “ownership change” and thus assist in preserving the value of these potential tax benefits. We estimate that as of June 30, 2015, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of June 30, 2015, because of the Company’s full valuation allowance on its net deferred tax assets, excluding the New Hampshire Avenue project deferred tax asset described above.

The Company has not recorded any accruals for tax uncertainties as of June 30, 2015 and 2014. We file U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years remain subject to examination by federal and state tax authorities that we are subject to.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At June 30, 2015 and 2014, the Company had $3.7 million and $4.3 million in letters of credit, respectively. At June 30, 2015 and 2014, the Company had $6.0 million and $4.3 million in outstanding performance and payment bonds, respectively. No amounts have been drawn against the outstanding letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of June 30, 2015 and December 31, 2014, we had approximately $0.6 million and $0.4 million, respectively, in these escrow accounts, which is included in ‘Restricted cash’ in the consolidated balance sheets.

9. RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an affiliate wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease are as follows:

2015	$162
2016	329
2017	167

Total	$658

For the three months ended June 30, 2015 and 2014, total payments made under this lease agreement were $79 and $76, respectively. For the six months ended June 30, 2015 and 2014, total payments under this lease agreement were $158 and $152, respectively. As of June 30, 2015 and December 31, 2014, the Company recorded a straight–line rent payable of $28, which is included in ‘Accounts payable and accrued liabilities’ in the accompanying consolidated balance sheets.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended June 30, 2015 and 2014, the Company billed Comstock Asset Management, L.C. $220 and $131, respectively, for services and out-of-pocket expenses. For the six months ended June 30, 2015 and 2014, Comstock Asset Management, L.C. was billed $373 and $233, respectively, for services and out-of-pocket expenses incurred.

Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of June 30, 2015 and December 31, 2014, the Company was owed $219 and $38, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by our Chief Executive Officer, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 a month to Stonehenge, to be allocated first to accrued and unpaid interest and then to outstanding principal. For the three and six months ended June 30, 2015 and 2014, the Company made payments of $150 and $300, respectively, under this Note.

On October 17, 2014, Comstock Growth Fund (“CGF”), an administrative entity managed by the Company, entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for an aggregate principal amount of $10 million (the “CGF Private Placement”). Other Purchasers who purchased interest in the CGF Private Placement included members of the Company’s management and board of directors and third party accredited investors for an aggregate principal amount of $6.2 million.

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum capacity of up to $20 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. All of the other terms of the unsecured promissory note remained the same. During 2015, the Company borrowed an additional principal loan amount of $6.2 million under the Amended and Restated CGF promissory note. The CGF loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. As of June 30, 2015, $13.9 million was outstanding in principal and accrued interest, net of discounts. For the three and six months ended June 30, 2015, the Company made interest payments of $0.4 and $0.8 million, respectively.

On December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, members of the Company’s management and board of directors and third party accredited investors who participated in the CGF Private Placement (the “Amended CGF Private Placement”). Under the Amended CGF Private Placement, in addition to the warrants described above, the Company entered into a commitment to grant 1,588,000 shares of the Company’s Class A common stock to purchasers of membership interest of CGF in the Amended CGF Private Placement. On May 12, 2015, the Company issued an aggregate amount of 1,588,000 un-registered shares of the Company’s Class A common stock to the purchasers in the Amended CGF Private Placement. The Amended CGF Private Placement closed on May 15, 2015 after receiving subscriptions from the purchasers in an aggregate total principal amount of $16.2 million.

During the second quarter of 2014, the Company entered into a Separation Agreement in connection with the departure of Gregory V. Benson, our former Chief Operating Officer and former member of our board. See Note 16 to the consolidated financial statements for a summary of the Separation Agreement.

See Note 11 to the consolidated financial statements for a summary of the Comstock VII, Comstock VIII, and Comstock IX Private Placements and Note 13 to the consolidated financial statements for a summary of the CGF Private Placement and the Amended CGF Private Placement.

10. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 in September 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest. This note bears a fixed interest rate of 6% per annum. As of June 30, 2015 and December 31, 2014, the outstanding balance of the note was $157 and $173, respectively, and is included within ‘Other assets’ in the accompanying consolidated balance sheets. The interest income of $5 and $2 for the three and six months ended June 30, 2015, respectively, is included in ‘Other income, net’ in the consolidated statements of operations. There was no interest income for the three and six months ended June 30, 2014.

11. VARIABLE INTEREST ENTITY

Included within the Company’s real estate inventories at June 30, 2015 and December 31, 2014 are several projects that are determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During the six months ended June 30, 2015, New Hampshire Ave. Ventures, LLC distributed $1.1 million to its non-controlling interest member, 6000 New Hampshire Avenue, LLC. During the six months ended June 30, 2014, New Hampshire Ave. Ventures, LLC, distributed $1.9 million to 6000 New Hampshire Avenue.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of the Company and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units in Loudoun County, Virginia. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. During the six months ended June 30, 2014, Comstock Eastgate, L.C. distributed $1.0 million to its non-controlling interest member, BridgeCom Development II, LLC. The Company exited the Eastgate project in the second quarter of 2014 after closing on all 66 units.

On March 14, 2013, Comstock VII entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”), pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock VII for an aggregate amount of $7.3 million (the “Comstock VII Private Placement”). The Comstock VII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VII Private Placement, the Company issued 112 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $146. Comstock VII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Chief Financial Officer, the General Counsel and the former Chief Operating Officer, of the Company. The Subscription Agreement provides that the Comstock VII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the interests of the Comstock VII Class B Members, provided that (i) all of the Comstock VII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VII Class B Members’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Comstock VII Private Placement provided capital related to the current and planned construction of the Company’s following projects: Townes at Shady Grove Metro in Rockville, Maryland consisting of 36 townhomes, Momentum | Shady Grove consisting of 117 condominium units, City Homes at the Hampshires in Washington D.C. consisting of 38 single family residences, Townes at the Hampshires in Washington, D.C. consisting of 73 townhomes, Single Family Homes at the Falls Grove project in Prince William County, Virginia consisting of 19 single family homes and Townes at the Falls Grove project in Prince William County, Virginia consisting of 110 townhomes (collectively, the “Projects”). Proceeds of the Comstock VII Private Placement were utilized (A) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. During the six months ended June 30, 2014, the Company paid distributions in the amount of $2.1 million, to its non-controlling interest member, Comstock VII Class B Members. In October 2014, the Company fully redeemed the equity interest of the Comstock VII Class B Members.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). The Comstock VIII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VIII Private Placement, the Company issued 102 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s Chief Financial Officer and the Company’s former Chief Operating Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement are being used for the current and planned construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement are being utilized (A) to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. No distributions were paid to the Comstock VIII Class B Members during the six months ended June 30, 2015 and 2014.

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with certain third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). The Comstock IX Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock IX Private Placement are being utilized (A) for the current and planned construction of the Stone Ridge project of 35 single family homes in Loudoun County Virginia, scheduled for development commencing in the second half of 2015 (B) to reimburse the Company for prior expenditures incurred on behalf of the Stone Ridge project, and (C) for general corporate purposes of the Company. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity.

At June 30, 2015 and December 31, 2014, the distributions and contributions for the VIEs discussed above are included within the ‘non-controlling interest’ classification in the consolidated statement of changes in stockholder’s equity.

At June 30, 2015 and December 31, 2014 total assets of these VIEs were approximately $26.0 million and $19.5 million, respectively, and total liabilities were approximately $17.9 million and $13.5 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

12. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture is included within ‘Other assets’ in the accompanying consolidated balance sheets. Earnings for the three and six months ended June 30, 2015, from this unconsolidated joint venture of $35 and $54, respectively, are included in ‘Other income, net’ in the accompanying consolidated statement of operations. During the six months ended June 30, 2015, the Company collected distributions of $35 from this joint venture as a return on investment. During the three and six months ended June 30, 2014, earnings from this unconsolidated joint venture of $21 and $37, respectively, are included in ‘Other income, net’ in the accompanying consolidated statement of operations. During the six months ended June 30, 2014, the Company collected and recorded a distribution of $66 from this joint venture as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statement of Operations:
Total net revenue	$98	$71	$172	$132
Total expenses	28	30	65	59

Net income	$70	$41	$107	$73

Comstock Holding Companies, Inc. share of net income	$35	$21	$54	$37

13. CREDIT FACILITIES

Notes payable consisted of the following:

	June 30, 2015	December 31, 2014
Construction revolvers	$7,503	$6,505
Development and acquisition notes	14,658	13,748
Mezzanine notes	4,960	5,770
Line of credit	2,177	2,356

Total secured notes	29,298	28,379
Unsecured note	1,806	2,064
Notes payable, unsecured, net of $2.2 million and $1.4 million discount, respectively	17,938	15,488

Total notes payable	$49,042	$45,931

As of June 30, 2015, maturities and/or curtailment obligations of all borrowings are as follows:

2015	$23,255
2016	9,619
2017	13,198
2018	2,970

Total	$49,042

As of June 30, 2015, $23.3 million of our credit facilities and project related loans are scheduled to mature during 2015. Subsequent to quarter end, the Company secured extensions on $8.1 million of the $23.3 million, which was scheduled to mature in the third quarter of 2015. The extensions provide for new maturity dates of January 2016. Additionally, the Company secured an extension on the $2.0 million mezzanine financing that had a maturity date of August 2015. The extension provides for a new maturity date of December 2015. Although we extended certain of our credit facilities subsequent to the quarter end, we are in active discussions with our lenders with respect to the remaining 2015 maturities and are seeking long term extensions and modifications to the loans as necessary. No assurances can be made that we will be successful in these efforts.

Construction, development and mezzanine debt – secured

The Company enters into secured acquisition and development loan agreements to purchase and develop land parcels. In addition, the Company enters into secured construction loan agreements for the construction of its real estate inventories. The loans are repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement.

As of June 30, 2015 and December 31, 2014, the Company had secured construction revolving credit facilities with a maximum loan commitment of $39.7 million and $33.4 million, respectively. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of June 30, 2015 and December 31, 2014, the Company had approximately $32.2 million and $26.9 million, respectively, of unused loan commitments. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At June 30, 2015 and December 31, 2014, the weighted average interest rate on the Company’s outstanding construction revolving facility was 4.7% and 5.1% per annum, respectively. The Company had $7.5 million and $6.5 million of outstanding construction borrowings as of June 30, 2015 and December 31, 2014, respectively. The construction credit facilities have maturity dates ranging from August 2015 to March 2018, including extensions subject to certain conditions.

As of June 30, 2015 and December 31, 2014, the Company had approximately $37.8 million and $28.0 million, respectively, of aggregate acquisition and development maximum loan commitments of which $14.7 million and $13.7 million, respectively, was outstanding. These loans have maturity dates ranging from August 2015 to March 2018, including extensions subject to certain conditions, and bear interest at a rate based on LIBOR and Prime Rate pricing options, with interest rate floors ranging from 4.25% to 5.75% per annum. As of June 30, 2015 and December 31, 2014, the weighted average interest rates were 5.0% and 4.8% per annum, respectively.

On August 7, 2015, $8.1 million of the outstanding construction, acquisition and development revolving credit facilities due in August and September of 2015, related to the Townes at Maxwell Square, the Townes at Shady Grove Metro, and New Hampshire Avenue projects were extended to provide a new maturity date of January 31, 2016.

As of June 30, 2015 and December 31, 2014, the Company had three secured mezzanine loans. The first mezzanine loan had a maximum loan commitment and outstanding balance of $3.0 million at June 30, 2015 and December 31, 2014. This mezzanine financing was utilized to acquire land for the development of the City Homes at the Hampshires and the Townes at the Hampshires projects and is secured by the second deed of trust. This first mezzanine loan bears a fixed interest rate of 13.5% per annum paid on a monthly basis, with the full principal balance due at maturity, September 22, 2015.

The second and third mezzanine loans are being used to finance the development of the Townes at Shady Grove Metro and Momentum | Shady Grove projects. The maximum principal commitment amount of these loans was $3.2 million at June 30, 2015 and December 31, 2014, respectively, of which $2.0 million and $2.8 million of principal and accrued interest was outstanding as of June 30, 2015 and December 31, 2014, respectively. These financings carry an annual interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. These financings had a maturity date of August 22, 2015. On August 5, 2015, the maturity date of these financings was extended to December 31, 2015. These financings are guaranteed by the Company and our Chief Executive Officer.

Line of credit – secured

At June 30, 2015 and December 31, 2014, the Company had a secured revolving line of credit amounting to $4.0 million of which $2.2 million was outstanding. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ in the Washington D.C., metropolitan area and is used to finance the predevelopment related expenses and deposits for current and future projects. This line of credit bears a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0% and matured on July 15, 2015. On August 11, 2015, the maturity date of this line of credit was extended to provide a new maturity date of January 31, 2016. This line of credit also calls for the Company to adhere to financial covenants, as defined in the loan agreement such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA measured on a twelve month basis. As of June 30, 2015, the Company was in compliance with all financial covenants dictated by the line of credit agreement. This line of credit is guaranteed by our Chief Executive Officer.

Unsecured note

As of June 30, 2015 and December 31, 2014, the Company had balances of $1.8 million and $2.1 million, respectively, outstanding to a bank under a 10-year unsecured note. Interest is charged on this financing on an annual basis at LIBOR plus 2.2%. As of June 30, 2015 and December 31, 2014, the interest rate was 2.4% per annum. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate – unsecured

On March 14, 2013, the Company and Stonehenge entered into an agreement to extend the maturity date of the loan from July 20, 2013 to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to outstanding principal. Interest is charged to the loan based on LIBOR plus 3% per annum. As of June 30, 2015 and December 31, 2014, the interest rate was 3.8% and 3.6% per annum, respectively. The Company had approximately $4.0 million and $4.2 million of outstanding borrowings as of June 30, 2015 and December 31, 2014, respectively.

On October 17, 2014, CGF entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for an aggregate principal amount of $10 million (the “CGF Private Placement”). Other purchasers who purchased interest in the CGF Private Placement include members of the Company’s management, board of directors and third party accredited investors for an aggregate principal amount of $6.2 million. Purchasers other than CDS who purchased a certain amount of interests received warrants that represent the right to purchase an aggregate amount of between 500,000 to 1,000,000 shares of the Company’s Class A common stock, depending upon the investment amount. As of June 30, 2015, we issued 534,000 warrants representing the right to purchase shares of the Company’s Class A common stock to CGF having an aggregate fair value of $433 that was treated as a debt discount. In calculating the fair value of the warrants, the Company used the Black-Scholes pricing model based upon the date the funds were contributed to CGF. The Company amortizes the debt discount over the three year term of the loan to interest expense.

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum amount available for borrowing of up to $20 million. On December 18, 2014, the Company entered into an amended and restated Original Promissory Note pursuant to which the maximum amount for borrowing was increased from $20 million to $25 million. All of the other terms of the unsecured promissory note remained the same. During 2015, the Company borrowed an additional principal loan amount of $6.2 million under the Amended and Restated CGF promissory note. The CGF loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. The loan will be used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $13.9 million and $11.3 million of outstanding borrowings under the CGF loan, net of discounts, as of June 30, 2015 and December 31, 2014, respectively. For the three and six months ended June 30, 2015, the Company made interest payments under the CGF loan of $0.4 million and $0.8 million, respectively. As of June 30, 2015 and December 31, 2014, the interest rate of the CGF loan was 10.0% per annum.

On December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, management, members of the Company’s board of directors and third party accredited investors who participated in the CGF Private Placement (the “Amended CGF Private Placement”). Under the Amended CGF Private Placement, in addition to the warrants described above, the Company entered into a commitment to grant 1,588,000 shares of the Company’s Class A common stock to purchasers of membership interests of CGF in the Amended CGF Private Placement. The Company determined the fair value of the stock based on the closing price of our stock on the dates the funds were received by CGF.

On May 12, 2015, the Company granted the aggregate amount of 1,588,000 un-registered shares of Class A common stock to the Purchasers in the Amended CGF Private Placement. Upon issuance of these shares, the derivative liability was satisfied, and was no longer an obligation, and therefore the value of the shares were recorded within ‘Stockholders’ equity’ as an increase to Class A common stock and ‘Additional paid-in capital’ within the consolidated balance sheets based on the fair value on the date of issuance. The resulting change in fair value was recorded as a gain on derivative and is included within ‘Other income’ on the consolidated statement of operations. The shares of Class A common stock were issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof and Rule 506 promulgated thereunder.

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

	June 30, 2015	December 31, 2014
Carrying amount	$49,042	$45,931
Fair value	$49,051	$44,854

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Non-financial assets and liabilities include items such as real estate inventories and long lived assets that are measured at fair value when acquired and on a non-recurring basis thereafter. Such fair value measurements use significant unobservable inputs and are classified as Level 3.

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three and six months ended June 30, 2015 and 2014, respectively, the Company did not issue any stock options or restricted stock awards.

Stock-based compensation cost associated with restricted stock and stock options was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation cost for the periods stated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Real estate inventories – Assets	$8	$—	$17	$16
General and administrative – Expenses	59	(38)	135	96

	$67	$(38)	$152	$112

Under net settlement procedures currently applicable to our outstanding restricted stock awards for employees, upon each settlement date and election by the employees, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our Class A common stock on the trading day immediately preceding the applicable settlement date. The remaining amounts are delivered to the recipient as shares of our Class A common stock.

As of June 30, 2015, the weighted-average remaining contractual term of unexercised stock options was 6.4 years. As of June 30, 2015 and December 31, 2014, there was $0.3 million and $0.5 million, respectively, of unrecognized compensation cost related to stock grants.

16. SEVERANCE AND RESTRUCTURING

In connection with the departure of Gregory V. Benson, our former Chief Operating Officer in May 2014, the Company entered into a Separation Agreement with Mr. Benson on June 24, 2014. Mr. Benson served on our board until his term expired at our 2015 annual meeting of stockholders. The Separation Agreement provides for cash severance payment and incremental healthcare insurance through COBRA. In the second quarter of 2014, the Company recorded severance cost of $597, to be paid in 36 semi-monthly installments and healthcare cost of $14 to be paid over 12 months effective May 1, 2014 offset by $131 in forfeitures of stock options and restricted stock awards. The severance charge in 2014 was included in ‘General and administrative’ expenses in the consolidated statements of operations. There were no severance or restructuring charges in 2015. The remaining balance of $0.1 million as of June 30, 2015 is included in the ‘Accounts payable and accrued liabilities’ in the accompanying consolidated balance sheets.

In addition, per the Separation Agreement, the Company has a call option, but not an obligation, to purchase all or a portion of Mr. Benson’s shares of Class A and Class B common stock of the Company at $1.09 per share by June 30, 2015. The Agreement expired on June 30, 2015 and neither the Company nor any of its designees exercised any portion of the option under the Separation Agreement.

17. SUBSEQUENT EVENTS

On August 5, 2015, the Company, through Comstock Two Rivers, I, L.C. and Comstock Two Rivers, II, L.C., subsidiaries of the Company, executed a total of eight lot takedowns, under the respective land purchase option agreements, for a total purchase price of $1.2 million.

On August 5, 2015, the Company extended its revolving construction, acquisition, and development loans related to the Maxwell Square project with Eagle Bank. This loan had an initial maturity date of September 30, 2015 and the extension provides for a maturity date of January 31, 2016. All other terms of the original agreements remain in full force and effect. As of June 30, 2015, we had $2.4 million in outstanding borrowings under this revolving credit facility.

On August 5, 2015, the Company extended its revolving construction, acquisition, development loans related to the Redland Road projects with Eagle Bank. These loans had an initial maturity date of August 22, 2015 and the extension provides for a maturity date of January 31, 2016. All other terms of the original agreements remain in full force and effect. As of June 30, 2015, we had $4.0 million in outstanding borrowings under these revolving credit facilities.

On August 7, 2015, the Company extended its mezzanine financing with Eagle Commercial Ventures related to the Redland Road projects. These loans had an initial maturity date of August 22, 2015 and the extensions provide for a new maturity date of December 31, 2015. All other terms of the original agreements remain in full force and effect. As of June 30, 2015, we had $2.0 million in outstanding borrowings under these facilities.

On August 7, 2015, the Company extended its revolving construction and development loans related to the New Hampshire Avenue project with Eagle Bank. This loan had an initial maturity date of August 23, 2015 and the extension provides for a maturity date of January 31, 2016. All other terms of the original agreements remain in full force and effect. As of June 30, 2015, we had $1.7 million in outstanding borrowings under this revolving credit facility.

On August 11, 2015, the Company extended its secured revolving line of credit. This loan had an initial maturity date of July 15, 2015 and the extension provides for a maturity date of January 31, 2016. All other terms of the original agreements remain in full force and effect. As of June 30, 2015, we had $2.2 million in outstanding borrowings under this secured revolving line of credit.

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

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including multi-family homes, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Multi-family and Real Estate Services as further discussed in Note 6 to the consolidated financial statements. We are currently focused in the Washington, D.C. metropolitan area, which is the seventh largest metropolitan statistical area in the United States.

We are currently operating, or developing in multiple counties throughout the Washington, D.C. area market. The following table summarizes certain information for our owned or controlled communities as of June 30, 2015:

	Pipeline Report as of June 30, 2015
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (7)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	35	2	1	—	3	$746
Townes at the Hampshires (3)	DC	TH	73	45	10	18	—	28	$556
Estates at Falls Grove	VA	SF	19	3	8	8	—	16	$537
Townes at Falls Grove	VA	TH	110	48	3	59	—	62	$302
Townes at Shady Grove Metro	MD	TH	36	19	3	14	—	17	$621
Townes at Shady Grove Metro (4)	MD	SF	3	—	—	3	—	3	$—
Momentum | Shady Grove Metro (5)	MD	Condo	117	—	—	117	—	117	$—
Estates at Emerald Farms	MD	SF	84	78	—	6	—	6	$—
Townes at Maxwell Square	MD	TH	45	17	10	18	—	28	$419
Townes at Hallcrest	VA	TH	42	1	3	38	—	41	$487
Estates at Leeland	VA	SF	24	—	—	24	—	24	$—
Villas | Preserve at Two Rivers 28’	MD	TH	66	—	2	4	60	66	$464
Villas | Preserve at Two Rivers 32’	MD	TH	54	—	2	4	48	54	$542
Villas at New Design Road	MD	TH	78	—	—	—	78	78	$—
Estates at Popkins Lane	VA	SF	12	—	—	—	12	12	$—
Townes at Richmond Station	VA	TH	70	—	—	—	70	70	$—
Richmond Station Multi-family	VA	MF	103	—	—	—	103	103	$—
Townes at Totten Mews	VA	TH	37	—	—	—	37	37	$—
The Estates at Stone Ridge (6)	VA	SF	35	—	—	—	35	35	$—
River Creek Village	VA	SF	100	—	—	—	100	100	$—

Total			1,146	246	43	314	543	900

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program; not considered a separate community.
(5)	18 of these units are subject to statutory moderately priced dwelling unit program.
(6)	1 of these units is subject to statutory affordable dwelling unit program.
(7)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Results of Operations

Three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014

Orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements and backlog for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross new orders	37	42	71	78
Cancellations	3	6	6	11
Net new orders	34	36	65	67
Gross new order revenue	$18,105	$20,685	$35,035	$36,522
Cancellation revenue	$1,604	$2,290	$3,091	$4,564
Net new order revenue	$16,501	$18,395	$31,944	$31,958
Average gross new order price	$489	$492	$493	$468
Settlements	25	28	46	47
Revenue – homebuilding	$12,115	$11,657	$22,125	$19,488
Average settlement price	$485	$416	$481	$415
Backlog units	43	48	43	48
Backlog revenue	$22,340	$24,817	$22,340	$24,817
Average backlog price	$520	$517	$520	$517

Revenue – homebuilding

Revenue from homebuilding increased by $2.6 million to $22.1 million for the six months ended June 30, 2015 as compared to $19.5 million for the six months ended June 30, 2014. Average revenue per home settled increased by approximately $66 to $481 for the six months ended June 30, 2015 as compared to $415 for the six months ended June 30, 2014. For the six months ended June 30, 2015, the Company settled 46 units (10 units at The Hampshires, 16 units at Falls Grove, 9 units at Maxwell Square, 10 units at Shady Grove and 1 unit at Hall Road), as compared to 47 units (15 units at The Hampshires, 19 units at Falls Grove and 13 units at Eastgate) for the six months ended June 30, 2014. Revenue from homebuilding increased by $0.4 million to $12.1 million for the three months ended June 30, 2015 as compared to $11.7 million for the same period in the prior year. The increases noted in homebuilding revenue resulted from the mix of units settled during the quarter. Average revenue per home settled increased by approximately $69 to $485 for the three months ended June 30, 2015 as compared to $416 for the three months ended June 30, 2014. For the three months ended June 30, 2015, the Company settled 25 units (6 units at The Hampshires, 7 units at Falls Grove, 7 units at Maxwell Square, 4 units at Shady Grove, and 1 unit at Hallcrest), as compared to 28 units (7 units at The Hampshires, 9 units at Falls Grove and 12 units at Eastgate) for the three months ended June 30, 2014. Our homebuilding gross margin percentage for the three months ended June 30, 2015 decreased by 6% to 13%, as compared to 19% for the three months ended June 30, 2014. Our homebuilding gross margin percentage for the six months ended June 30, 2015 decreased by 7% to 13%, as compared to the 20% for the six months ended June 30, 2014. The decrease noted in margins was mainly a result of the mix of units settled and two new projects that started settling this quarter.

At June 30, 2015, we had a total of 43 units in backlog to generate future revenue of $22.3 million as compared to $24.8 million from 48 units at June 30, 2014. Gross new order revenue, consisting of revenue from all units sold, for the three months ended June 30, 2015 was $18.1 million on 37 units as compared to $20.7 million on 42 for the three months ended June 30, 2014. Gross new order revenue for the six months ended June 30, 2015 was $35.0 million on 71 units as compared to $36.5 million on 78 units for the six months ended June 30, 2014. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the three months ended June 30, 2015 was $16.5 million on 34 units as compared to $18.4 million on 36 units for the three months ended June 30, 2014. Net new order revenue for the six months ended June 30, 2015 was $31.9 million on 65 units as compared to $32.0 million on 67 units for the six months ended June 30, 2014. Average gross new order revenue per unit for the three months ended June 30, 2015 decreased by $3 to $489, as compared to $492 for the three months ended June 30, 2014. Average gross new order revenue per unit for the six months ended June 30, 2015 increased by $25 to $493 as compared to $468 for the six months ended June 30, 2014. The change is related directly to the number and mix of units sold.

Revenue – other

Revenue – other increased approximately $0.3 million to $0.4 million during the three months ended June 30, 2015, as compared to $0.1 million for the three months ended June 30, 2014. Revenue – other increased approximately $0.5 million to $0.8 million during the six months ended June 30, 2015, as compared to $0.3 million for the six months ended June 30, 2014. The increase primarily relates to revenue from real estate services as the Company continues to gain traction in the market for advisory and other real estate related service.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended June 30, 2015 increased by $1.1 million to $10.6 million, as compared to $9.5 million for the three months ended June 30, 2014. Cost of sales – homebuilding for the six months ended June 30, 2015 increased by $3.5 million to $19.2 million, as compared to $15.7 million for the six months ended June 30, 2014. The unit mix settled during the periods presented accounted for the increase in the aggregate cost of sales.

Cost of sales – other

Cost of sales – other increased $0.1 million to $0.2 million during the three months ended June 30, 2015, as compared to $0.1 million for the three months ended June 30, 2014. Cost of sales – other increased by $0.2 million to $0.4 million during the six months ended June 30, 2015, as compared to $0.2 million for the six months ended June 30, 2014. The increase primarily relates to our real estate services segment pursuing additional deals in the market for advisory and other real estate related service.

Sales and marketing

Sales and marketing expenses for the three months ended June 30, 2015 decreased by $0.1 million to $0.5 million, as compared to $0.6 million for the three months ended June 30, 2014. Sales and marketing expenses for the six months ended June 30, 2015 decreased by $0.2 million to $0.9 million, as compared to $1.1 million for the six months ended June 30, 2014. The decrease in sales and marketing expenses over the same period in the prior year is directly attributable to the Company’s more focused marketing efforts in active developments.

General and administrative

General and administrative expenses for the three months ended June 30, 2015 decreased by $0.4 million to $1.9 million, as compared to $2.3 million for the three months ended June 30, 2014. General and administrative expenses for the six months ended June 30, 2015 decreased by $0.4 million to $3.8 million, as compared to $4.2 million for the six months ended June 30, 2014. The decrease in general and administrative expenses over the same period in the prior year is primarily attributable to the one-time severance charge of $611 offset by $131 in forfeitures of stock options and restricted stock awards recorded in connection with the Separation Agreement entered into with the Company’s former Chief Operating Officer in the second quarter of 2014.

Income taxes

During the three months ended June 30, 2015, the Company recognized income tax expense of $57. During the six months ended June 30, 2015, the Company recorded an out of period adjustment to reverse the valuation allowance, resulting in the recognition of a deferred tax benefit of $121, offset by income tax expense of $108, both related to the New Hampshire Avenue project in Washington, D.C. The effective tax rate for the three and six month periods ended June 30, 2015 was 3% and 1%, respectively.

Recent Developments

See the “Recent developments” section in Note 1 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

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

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate projects. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As of June 30, 2015, the Company has $23.3 million of its credit facilities and project related loans that mature during 2015. Subsequent to quarter end, the Company secured extensions on $8.1 million of the $23.3 million, which was scheduled to mature in the third quarter of 2015. The extensions provide for new maturity dates of January 2016. Additionally, the Company secured an extension on the $2.0 million mezzanine financing that had a maturity date of August 2015. The extension provides for a new maturity date of December 2015. In addition, certain of the Company’s credit facilities and project related loans are guaranteed by our Chief Executive Officer.

Although we extended certain of our credit facilities subsequent to the quarter end, we are in active discussions with our lenders and are seeking long term extensions and modifications to the loans as necessary. Based on the current performance of the projects and our early discussions with our lenders we believe that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts. We are anticipating that with successful resolution of those discussions with our lenders, the expected proceeds from the aforementioned private placements, current available cash on hand and additional cash from settlement proceeds at existing and under development communities, the Company should have sufficient financial resources to sustain its operations through the next twelve months, though no assurances can be made that the Company will be successful in its efforts. The Company will also focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses. At the scheduled maturity of our credit facilities or in the event of an acceleration of a debt facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

See Note 11 and Note 13 to the accompanying consolidated financial statements for details on private placement offerings and for more details on our credit facilities, respectively.

Cash Flow

Net cash used in operating activities was $5.6 million for the six months ended June 30, 2015. This represents an increase of $2.3 million from the net cash used in operating activities of $3.3 million for the six months ended June 30, 2014. The change is primarily attributable to the significant cash out flow for real estate inventories as the Company invests in new projects and positions itself for growth in the current year and beyond.

Net cash used in investing activities increased by $0.2 million to $0.4 million for the six months ended June 30, 2015 as compared to $0.2 million for the six months ended June 30, 2014. This increase was mainly attributable to the purchases of capital assets.

Net cash provided by financing activities was $4.6 million for the six months ended June 30, 2015. This was primarily attributable to the $2.5 million in proceeds received by the Company from the sale of membership interests in Comstock Investors IX, L.C. and borrowings under the unsecured promissory note with Comstock Growth Fund, offset by the $1.1 million of distributions paid to non-controlling interest. See Notes 11 and 13 to the accompanying consolidated financial statements for details on private placement offerings and for more details on our credit facilities, respectively. Net cash used in financing activities was $3.6 million for the six months ended June 30, 2014, primarily attributable to the distributions made to non-controlling interest members including preferred returns, offset by additional project-specific borrowings in excess of payoffs.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2015 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We previously disclosed risk factors under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to these risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The descriptions of the offerings related to Comstock Investors VII, L.C., Comstock Investors VIII, L.C. and Comstock Investors XI, L.C. in Note 11 and the description of the offering related to Comstock Growth Fund in Note 13 to the accompanying consolidated financial statements are hereby incorporated by reference. The shares of our Class A common stock, the membership interests and the warrants, as applicable, were offered and sold to purchasers in such offerings in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act and the certificates representing the securities shall bear legends to that effect. The shares of our Class A common stock, the membership interests, the warrants and the shares of our Class A common stock issuable upon the exercise of the warrants have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6.	EXHIBITS

3.1*	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on March 27, 2015 (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed with the Commission on March 27, 2015).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

10.96*	Subscription Agreement and Operating Agreement, dated June 26, 2015, between Comstock Investors IX, L.C., and [-], with accompanying Schedule A identifying other Subscription.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: August 14, 2015	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/S/ JOSEPH M. SQUERI
Joseph M. Squeri
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)