Form 10-Q
period 2015-09-30
Comstock Holding Companies, Inc.
filed 2015-11-16
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 16, 2015, 2,981,000 shares of Class A common stock, par value $0.01 per share, and 390,500 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$1,761	$7,498
Restricted cash	2,488	1,779
Trade receivables	519	110
Real estate inventories	49,145	40,889
Property, plant and equipment, net	454	395
Other assets, net	5,185	5,696

TOTAL ASSETS	$59,552	$56,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$10,107	$8,538
Notes payable - secured by real estate inventories	27,243	28,379
Notes payable - due to affiliates, unsecured, net of discount	17,959	15,488
Notes payable - unsecured	1,724	2,064
Income taxes payable	—	43

TOTAL LIABILITIES	57,033	54,512

Commitments and contingencies (Note 8)	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 2,981,000 and 2,696,014 issued and outstanding, respectively	30	27
Class B common stock, $0.01 par value, 390,500 shares authorized, issued and outstanding	4	4
Additional paid-in capital	173,044	171,639
Treasury stock, at cost (85,570 and 60,947 shares Class A common stock, respectively)	(2,662)	(2,583)
Accumulated deficit	(174,060)	(171,218)

TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(3,644)	(2,131)
Non-controlling interests	6,163	3,986

TOTAL EQUITY	2,519	1,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,552	$56,367

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Revenue—homebuilding	$12,043	$18,225	$34,168	$37,713
Revenue—other	245	142	1,001	408

Total revenue	12,288	18,367	35,169	38,121
Expenses
Cost of sales—homebuilding	10,749	15,021	29,933	30,736
Cost of sales—other	103	80	456	258
Sales and marketing	498	600	1,412	1,697
General and administrative	1,853	1,626	5,686	5,833
Interest and real estate tax expense	100	18	426	23

Operating (loss) income	(1,015)	1,022	(2,744)	(426)
Other income, net	28	106	802	173

(Loss) income before income tax expense	(987)	1,128	(1,942)	(253)
Income tax expense	(36)	(137)	(23)	(268)

Net (loss) income	(1,023)	991	(1,965)	(521)
Net income attributable to non-controlling interests	68	1,150	877	2,881

Net loss attributable to Comstock Holding Companies, Inc.	$1,091	$(159)	$2,842	$(3,402)

Basic net loss per share	$(0.33)	$(0.05)	$(0.90)	$(1.13)
Diluted net loss per share	$(0.33)	$(0.05)	$(0.90)	$(1.13)

Basic weighted average shares outstanding	3,284	3,021	3,166	3,008
Diluted weighted average shares outstanding	3,284	3,021	3,166	3,008

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in	Treasury	Retained earnings	Non-controlling
	Shares	Amount	Shares	Amount	capital	stock	(deficit)	interest	Total
Balance at December 31, 2013	2,661	$27	390	$4	$170,993	$(2,480)	$(164,379)	$14,894	$19,059
Stock compensation and issuances	38	—	—	—	434	—	—	—	434
Shares withheld related to net share settlement of restricted stock awards	(5)	—	—	—	(62)	—	—	—	(62)
Non-controlling interest distributions	—	—	—	—	—	—	—	(8,290)	(8,290)
Net (loss) income	—	—	—	—	—	—	(3,402)	2,881	(521)

Balance at September 30, 2014	2,694	$27	390	$4	$171,365	$(2,480)	$(167,781)	$9,485	$10,620

Balance at December 31, 2014	2,726	$27	390	$4	$171,639	$(2,583)	$(171,218)	$3,986	$1,855
Stock compensation and issuances	255	3	—	—	1,195	—	—	—	1,198
Warrants	12	—	—	—	242	—	—	—	242
Shares withheld related to net share settlement of restricted stock awards	(12)	—	—	—	(32)	—	—	—	(32)
Stock repurchases	—	—	—	—	—	(79)	—	—	(79)
Non-controlling interest contributions	—	—	—	—	—	—	—	2,450	2,450
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,150)	(1,150)
Net (loss) income	—	—	—	—	—	—	(2,842)	877	(1,965)

Balance at September 30, 2015	2,981	$30	390	$4	$173,044	$(2,662)	$174,060	$6,163	$2,519

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,965)	$(521)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of loan discount and deferred financing fees	240	234
Deferred income tax benefit	(79)	—
Depreciation expense	109	73
Provision for bad debt	—	20
Gain on derivative	(696)	—
Earnings from unconsolidated joint venture, net of distributions	(9)	(34)
Amortization of stock compensation	193	195
Changes in operating assets and liabilities:
Restricted cash	(259)	(39)
Trade receivables	(409)	(9)
Real estate inventories	(8,231)	(1,711)
Other assets	401	(2,254)
Accrued interest	694	660
Accounts payable and accrued liabilities	2,702	4,411
Income taxes payable	(43)	(273)

Net cash (used in) provided by operating activities	(7,352)	752

Cash flows from investing activities:
Purchase of property, plant and equipment	(168)	(90)
Note receivable	27	(181)
Restricted cash	(450)	(331)

Net cash used in investing activities	(591)	(602)

Cash flows from financing activities:
Proceeds from notes payable	27,367	23,528
Payments on notes payable	(26,258)	(22,154)
Loan financing costs	(92)	(166)
Distributions to non-controlling interests	(1,150)	(8,290)
Contributions from non-controlling interests	2,450	—
Proceeds from exercise of stock options	—	26
Taxes paid related to net share settlement of equity awards	(32)	(62)
Repurchase of stock	(79)	—

Net cash provided by (used in) financing activities	2,206	(7,118)

Net decrease in cash and cash equivalents	(5,737)	(6,968)
Cash and cash equivalents, beginning of period	7,498	11,895

Cash and cash equivalents, end of period	$1,761	$4,927

Supplemental cash flow information:
Interest paid, net of interest capitalized	$(245)	$(660)
Income taxes paid	$319	$—
Supplemental disclosure for non-cash activity:
Increase in class A common stock par value in connection with vesting and issuance of stock compensation	$1	$—
Increase in class A common stock par value in connection with CGF Private Placement	$2	$—
Increase in additional paid-in capital in connection with issuance of class A common stock under the CGF Private Placement	$903	$—
Discount on notes payable	$(543)	$—
Accrued liability settled through issuance of stock	$75	$194

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

The Company’s Class A common stock is traded on the NASDAQ Capital Market under the symbol CHCI and has no public trading history prior to December 17, 2004.

For the three and nine months ended September 30, 2015 and 2014, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

Recent Developments

On April 20, 2015, the Company received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the minimum bid price per share for its common stock was below $1.00 for a period of 30 consecutive business days and, accordingly, that the Company did not comply with the minimum bid price requirement of $1.00 per share, as required by Listing Rule 5550(a)(2). On September 25, 2015, to regain compliance with the NASDAQ listing requirement, the Company effected a 1-for-7 reverse stock split of its issued and outstanding shares of Class A common stock and Class B common stock and proportionately decreased the number of authorized shares of Common Stock. The reverse stock split was authorized by our Board of Directors and approved by our stockholders at the annual meeting of stockholders that was held on June 17, 2015. Every seven shares of issued and outstanding Class A common stock, including treasury shares, were exchanged into one share of the Company’s common stock. As a result of the reverse stock split, the number of authorized shares of Class A common stock was reduced from 77,266,500 shares to 11,038,071 shares and the number of authorized shares of Class B common stock was reduced from 2,733,500 shares to 390,500 shares. No fractional shares were issued in connection with the reverse stock split; instead, stockholders who otherwise would have received fractional shares received, in lieu of such fractional shares, an amount of cash based on the closing price of the Company’s common stock on the date of the reverse stock split.

All shares related and per share information has been adjusted to give the effect to the reverse stock split from the beginning of the earliest period presented. The par value per share was not adjusted as a result of the reverse stock split.

On October 7, 2015, the Company received a letter from Nasdaq indicating that the Company had regained compliance with the stockholders’ equity requirement in Listing Rule 5550(b)(1) and that this matter is now closed. On October 12, 2015, the Company received a letter from Nasdaq indicating that the Company had regained compliance with the minimum bid price requirement of $1.00 per share, as required by Listing Rule 5550(a)(2) and that this matter is now closed. The Company is now compliant with all required Nasdaq listing requirements.

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

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate projects. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each of our projects or collection of our projects to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As of September 30, 2015, the Company had $9.7 million of its credit facilities and project related loans scheduled to mature during the remainder of 2015. On October 15, 2015, subsequent to quarter end, the Company paid off the mezzanine note obtained to acquire the land for the development of the NHA Project (defined below), which had an outstanding balance of $0.3 million.

Due to the fact that certain of our credit facilities mature during the fourth quarter of 2015 and during various periods in 2016, we are in active discussions with our lenders and are seeking long term extensions and modifications to the loans. We are anticipating that with successful resolution of those discussions with our lenders, expected proceeds from future private placements, current available cash on hand and additional cash from settlement proceeds at existing and under development communities, the Company should have sufficient financial resources to sustain its operations through the next twelve months, though no assurances can be made that the Company will be successful in its efforts. The Company will also focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses.

See Note 11 and Note 13 to the accompanying consolidated financial statements for details on private placement offerings and our credit facilities, respectively.

Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts for the reporting periods. We base these estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate these estimates and judgements on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for one year, which would make the guidance effective for the Company’s first fiscal year beginning after December 15, 2017. Additionally, the FASB has also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

We assessed other accounting pronouncements issued or effective during the three months ended September 30, 2015 and deemed they were not applicable to us and are not anticipated to have a material effect on our financial statements.

2. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	September 30, 2015	December 31, 2014
Land and land development costs	$27,020	$22,487
Cost of construction (including capitalized interest and real estate taxes)	22,125	18,402

	$49,145	$40,889

3. WARRANTY RESERVE

Warranty reserves for units settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the typical one-year warranty period provided by the Company or within the two-year statutorily mandated structural warranty period for condominiums. Because the Company typically subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. This reserve is an estimate and actual warranty costs could vary from these estimates. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to this reserve as they arise.

The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$294	$722	$492	$510
Additions	48	70	140	414
Releases and/or charges incurred	(80)	(275)	(370)	(407)

Balance at end of period	$262	$517	$262	$517

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total interest incurred and capitalized	$887	$619	$2,514	$1,699
Total real estate taxes incurred and capitalized	125	69	314	173

Total interest and real estate taxes incurred and capitalized	$1,012	$688	$2,828	$1,872

Interest expensed as a component of cost of sales	$471	$325	$1,227	$466
Real estate taxes expensed as a component of cost of sales	64	70	156	126

Interest and real estate taxes expensed as a component of cost of sales	$535	$395	$1,383	$592

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest incurred and expensed from entity level borrowings	$97	$—	$414	$—
Interest incurred and expensed for inactive projects	—	—	4	—
Real estate taxes incurred and expensed for inactive projects	3	18	8	23

	$100	$18	$426	$23

5. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income per share for the three and nine months ended September 30, 2015 and 2014, respectively, are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and nine months ended September 30, 2015 and 2014 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the periods, unless the restricted stock awards, stock options and warrants would be anti-dilutive.

As a result of net losses for the three and nine months ended September 30, 2015 and 2014, respectively, the following shares have been excluded from the diluted share computation as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Restricted stock awards	5	40	7	42
Stock options	—	23	7	30
Warrants	—	39	1	67

	5	102	15	139

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

	Homebuilding	Multi-family	Real Estate Services	Total
Three Months Ended September 30, 2015
Gross revenue	$12,043	$—	$245	$12,288
Gross profit	1,294	—	142	1,436
Net (loss) income	(1,165)	—	142	(1,023)
Depreciation and amortization	122	—	—	122
Interest expense	97	—	—	97
Total assets	59,251	—	301	59,552
Three Months Ended September 30, 2014
Gross revenue	$18,225	$—	$142	$18,367
Gross profit	3,204	—	62	3,266
Net (loss) income	950	—	41	991
Depreciation and amortization	25	—	—	25
Interest expense	—	—	—	—
Total assets	54,103	—	315	54,418
Nine Months Ended September 30, 2015
Gross revenue	$34,168	$—	$1,001	$35,169
Gross profit	4,235	—	545	4,780
Net (loss) income	(2,510)	—	545	(1,965)
Depreciation and amortization	327	—	—	327
Interest expense	418	—	—	418
Total assets	59,251	—	301	59,552
Nine Months Ended September 30, 2014
Gross revenue	$37,713	$—	$408	$38,121
Gross profit	6,977	—	150	7,127
Net (loss) income	(650)	—	129	(521)
Depreciation and amortization	73	—	—	73
Interest expense	—	—	—	—
Total assets	54,103	—	315	54,418

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs.

7. INCOME TAX

During the three months ended September 30, 2015, the Company recognized income tax expense of $36. During the nine months ended September 30, 2015, the Company recorded an out of period adjustment to reverse the valuation allowance, resulting in the recognition of a deferred tax benefit of $121, offset by year-to-date income tax expense of $144, both related to the NHA project in Washington, DC. Because this error was not material to any previously filed consolidated financial statements and the impact of correcting this error in the current fiscal year is not material, the Company recorded the correction in the first quarter of 2015. The effective tax rate for the three and nine month periods ended September 30, 2015 was 3% and 1%, respectively.

The Company currently has approximately $128 million in federal and state net operating losses (NOLs), which, based on current statutory tax rates, represents approximately $50 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 (“Section 382”), if an “ownership change” is triggered, the Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected and possibly certain other deferred tax assets may be impaired. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, Comstock initially adopted a Section 382 stockholder rights plan in May 2011 that expired in May 2014. On March 27, 2015, Comstock’s board of directors adopted a new Section 382 stockholder rights plan (the “Rights Plan”) and it was approved by the Company’s stockholders at the annual meeting of stockholders that was held on June 17, 2015. The Rights Plan was adopted to reduce the likelihood of such an unintended “ownership change” and thus assist in preserving the value of these potential tax benefits. We estimate that as of September 30, 2015, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of September 30, 2015, because of the Company’s full valuation allowance on its net deferred tax assets, excluding the NHA Project deferred tax asset described above.

The Company has not recorded any accruals for tax uncertainties as of September 30, 2015 and 2014. We file U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2014 tax years remain subject to examination by federal and state tax authorities.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At September 30, 2015 and 2014, the Company had $3.5 million and $4.8 million in letters of credit, respectively. At September 30, 2015 and 2014, the Company had $5.0 million and $4.3 million in outstanding performance and payment bonds, respectively. No amounts have been drawn against the outstanding letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of September 30, 2015 and December 31, 2014, we had approximately $0.8 million and $0.4 million, respectively, in these escrow accounts, which are included in ‘Restricted cash’ in the consolidated balance sheets.

9. RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an affiliate wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease are as follows:

2015	$81
2016	329
2017	167

Total	$577

For the three months ended September 30, 2015 and 2014, total payments made under this lease agreement were $81 and $80, respectively. For the nine months ended September 30, 2015 and 2014, total payments under this lease agreement were $239 and $232, respectively. As of September 30, 2015 and December 31, 2014, the Company recorded a straight–line rent payable of $26, which is included in ‘Accounts payable and accrued liabilities’ in the accompanying consolidated balance sheets.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended September 30, 2015 and 2014, the Company billed Comstock Asset Management, L.C. $244 and $142, respectively, for services and out-of-pocket expenses. For the nine months ended September 30, 2015 and 2014, Comstock Asset Management, L.C. was billed $617 and $375, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of September 30, 2015 and December 31, 2014, the Company was owed $293 and $38, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by our Chief Executive Officer, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 a month to Stonehenge, to be allocated first to accrued and unpaid interest and then to outstanding principal. For the three and nine months ended September 30, 2015 and 2014, the Company made payments of $150 and $450, respectively, under this Note.

On October 17, 2014, Comstock Growth Fund (“CGF”), an administrative entity managed by the Company, entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for a principal amount of $10 million (the “CGF Private Placement”). Other Purchasers who purchased interest in the CGF Private Placement included members of the Company’s management, board of directors and third party accredited investors for an additional principal amount of $6.2 million.

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum capacity of up to $20 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. All of the other terms of the unsecured promissory note remained the same. The Company borrowed additional principal loan amount of $6.2 million under the Amended and Restated CGF promissory note bringing the total aggregate principal amount borrowed to $16.2 million. The CGF loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. As of September 30, 2015, $14.1 million was outstanding in principal and accrued interest, net of discounts. For the three and nine months ended September 30, 2015, the Company made interest payments of $0.3 million and $1.1 million, respectively.

Additionally, on December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, members of the Company’s management, board of directors and third party accredited investors who participated in the CGF Private Placement (the “Amended CGF Private Placement”). Under the Amended CGF Private Placement, in addition to the warrants described under Note 13 to the accompanying consolidated financial statements, the Company entered into a commitment to grant 226,857 shares of the Company’s Class A common stock to purchasers of membership interest of CGF in the Amended CGF Private Placement. On May 12, 2015, the Company issued the 226,857 un-registered shares of its Class A common stock to the purchasers in the Amended CGF Private Placement. The Amended CGF Private Placement was closed for additional investments on May 15, 2015.

During the second quarter of 2014, the Company entered into a Separation Agreement in connection with the departure of Gregory V. Benson, our former Chief Operating Officer and former member of our board. See Note 16 to the consolidated financial statements for a summary of the Separation Agreement.

See Note 11 to the consolidated financial statements for a description of the Comstock VII and Comstock VIII Private Placements and Note 13 to the consolidated financial statements for a description of the CGF Private Placement and the Amended CGF Private Placement.

10. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 in September 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest. This note bears a fixed interest rate of 6% per annum. As of September 30, 2015 and December 31, 2014, the outstanding balance of the note was $145 and $173, respectively, and is included within ‘Other assets’ in the accompanying consolidated balance sheets. The interest income of $2 and $7 for the three and nine months ended September 30, 2015, respectively, is included in ‘Other income, net’ in the consolidated statements of operations. Interest income of $1 was recorded for the three and nine months ended September 30, 2014.

11. VARIABLE INTEREST ENTITY

Included within the Company’s real estate inventories at September 30, 2015 and December 31, 2014 are several projects that are determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During the nine months ended September 30, 2015 and 2014, New Hampshire Ave. Ventures, LLC distributed $1.1 million and $3.1 million, respectively to its non-controlling interest member, 6000 New Hampshire Avenue, LLC.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of the Company and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units in Loudoun County, Virginia. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. During the nine months ended September 30, 2015 and 2014, Comstock Eastgate, L.C. distributed $50 and $1.9 million, respectively to its non-controlling interest member, BridgeCom Development II, LLC. The Company exited the Eastgate project in the second quarter of 2014 after closing on all 66 units.

On March 14, 2013, Comstock VII entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”), pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock VII for an aggregate amount of $7.3 million (the “Comstock VII Private Placement”). The Comstock VII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VII Private Placement, the Company issued 112 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $146. Comstock VII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Chief Financial Officer, the General Counsel and the former Chief Operating Officer, of the Company. The Subscription Agreement provides that the Comstock VII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. After six months from the issuance date, the Company has the right to repurchase the interests of the Comstock VII Class B Members, provided that (i) all of the Comstock VII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VII Class B Members’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Comstock VII Private Placement provided capital related to the current and planned construction of the Company’s following projects: Townes at Shady Grove Metro in Rockville, Maryland consisting of 36 townhomes, Momentum | Shady Grove consisting of 117 condominium units, City Homes at the Hampshires in Washington D.C. consisting of 38 single family residences, Townes at the Hampshires in Washington, D.C. consisting of 73 townhomes, Single Family Homes at the Falls Grove project in Prince William County, Virginia consisting of 19 single family homes and Townes at the Falls Grove project in Prince William County, Virginia consisting of 110 townhomes (collectively, the “Projects”). Proceeds of the Comstock VII Private Placement were utilized (A) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. During the nine months ended September 30, 2014, the Company paid distributions in the amount of $3.2 million, to its non-controlling interest member, Comstock VII Class B Members. In October 2014, the Company fully redeemed the equity interest of the Comstock VII Class B Members.

        In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). The Comstock VIII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VIII Private Placement, the Company issued 102 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s Chief Financial Officer and the Company’s former Chief Operating Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement are being used for the current and planned construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement are being utilized (A) to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. No distributions were paid to the Comstock VIII Class B Members during the nine months ended September 30, 2015 and 2014.

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). The Comstock IX Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock IX Private Placement are being utilized (A) for the current and planned construction of the Stone Ridge project of 35 single family homes in Loudoun County Virginia; (B) to reimburse the Company for prior expenditures incurred on behalf of the Stone Ridge project; and (C) for general corporate purposes of the Company. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. No distributions have been paid to the Comstock IX Class B Members through September 30, 2015.

The distributions to and contributions from the VIEs discussed above are included within the ‘non-controlling interest’ in the consolidated statement of changes in stockholder’s equity for the periods presented.

At September 30, 2015 and December 31, 2014 total assets of these VIEs were approximately $24.5 million and $19.5 million, respectively, and total liabilities were approximately $16.1 million and $13.5 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

12. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and periodically adjusts the carrying value for its proportionate share of earnings, losses and distributions. The carrying value of the investment is included within ‘Other assets’ in the accompanying consolidated balance sheets and our proportionate share of the earnings from the investment are included in ‘Other income, net’ in the accompanying consolidated statement of operations for the period presented. Our share of the earnings for the three and nine months ended September 30, 2015, are $23 and $77, respectively. During the nine months ended September 30, 2015, the Company collected total distributions of $67 as a return on investment. During the three and nine months ended September 30, 2014, our share of the earnings from this joint venture was $89 and $126, respectively. During the nine months ended September 30, 2014, the Company collected total distributions of $91 as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statement of Operations:
Total net revenue	$76	$206	$248	$338
Total expenses	30	28	95	87

Net income	$46	$178	$153	$251

Comstock Holding Companies, Inc. share of net income	$23	$89	$77	$126

13. CREDIT FACILITIES

Notes payable consisted of the following:

	September 30,	December 31,
	2015	2014
Construction revolvers	$8,272	$6,505
Development and acquisition notes	14,077	13,748
Mezzanine notes	1,829	5,770
Line of credit	3,065	2,356

Total secured notes	27,243	28,379

Unsecured note	1,724	2,064
Notes payable, unsecured, net of $2.2 million and $1.4 million discount, respectively	17,959	15,488

Total notes payable	$46,926	$45,931

As of September 30, 2015, maturities and/or curtailment obligations of all borrowings are as follows:

2015	$9,707
2016	19,683
2017	14,128
2018	3,408

Total	$46,926

As of September 30, 2015, the Company had $9.7 million of its credit facilities and project related loans scheduled to mature during the remainder of 2015. On October 15, 2015, subsequent to quarter end, the Company paid off the mezzanine note obtained to acquire the land for the development of the NHA Project, which had an outstanding balance of $0.3 million. Due to the fact that certain of our credit facilities mature at the end of the current fiscal year and various periods in 2016, we are in active discussions with our lenders and are seeking long term extensions and modifications to the loans. No assurances can be made that we will be successful in these efforts.

Construction, development and mezzanine debt – secured

The Company enters into secured acquisition and development loan agreements from time to time to purchase and develop land parcels. In addition, the Company enters into secured construction loan agreements for the construction of its real estate inventories. The loans are repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement.

As of September 30, 2015 and December 31, 2014, the Company had secured construction revolving credit facilities with a maximum loan commitment of $39.7 million and $33.4 million, respectively. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of September 30, 2015 and December 31, 2014, the Company had approximately $31.5 million and $26.9 million, respectively, of unused loan commitments. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At September 30, 2015 and December 31, 2014, the weighted average interest rate on the Company’s outstanding construction revolving facility was 5.0% and 5.1% per annum, respectively. The Company had $8.3 million and $6.5 million of outstanding construction borrowings as of September 30, 2015 and December 31, 2014, respectively. The construction credit facilities have maturity dates ranging from December 2015 to March 2018, including extensions subject to the Company meeting certain conditions.

As of September 30, 2015 and December 31, 2014, the Company had approximately $37.8 million and $28.0 million, respectively, of aggregate acquisition and development maximum loan commitments of which $14.1 million and $13.7 million, respectively, were outstanding. These loans have maturity dates ranging from December 2015 to March 2018, including extensions subject to the Company meeting certain conditions, and bear interest at a rate based on LIBOR and prime rate pricing options, with interest rate floors ranging from 4.25% to 5.75% per annum. As of September 30, 2015 and December 31, 2014, the weighted average interest rates were 4.7% and 4.8% per annum, respectively.

The Company has three secured mezzanine loans. The first mezzanine loan has an outstanding balance of $0.3 million and $3.0 million at September 30, 2015 and December 31, 2014, respectively. This mezzanine financing was utilized to acquire land for the development of the City Homes at the Hampshires and the Townes at the Hampshires projects and is secured by the second deed of trust. This first mezzanine loan bears a fixed interest rate of 13.5% per annum paid on a monthly basis. On October 15, 2015, subsequent to the quarter end, the Company paid off the first mezzanine note.

The second and third mezzanine loans are being used to finance the development of the Townes at Shady Grove Metro and Momentum | Shady Grove projects. The maximum principal commitment amount of these loans was $3.2 million at September 30, 2015 and December 31, 2014, of which $1.5 million and $2.8 million of principal and accrued interest was outstanding as of September 30, 2015 and December 31, 2014, respectively. These financings carry an annual interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. These financings have a maturity date of December 31, 2015 and are guaranteed by the Company and our Chief Executive Officer.

Line of credit – secured

The Company has a secured revolving line of credit with a maximum capacity of $4.0 million. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ in the Washington D.C., metropolitan area and guaranteed by our Chief Executive Officer. The Company uses this line to finance the predevelopment related expenses and deposits for current and future projects and bears a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. This line of credit calls for the Company to adhere to financial covenants, as defined in the loan agreement such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA measured on a twelve month basis and matures on January 31, 2016. The Company did not meet the minimum liquidity covenant for the three months ended September 30, 2015. Therefore, on October 27, 2015, subsequent to the quarter end, we obtained a waiver from the financial institution. The Company was in compliance with the minimum net worth covenant as dictated by the line of credit agreement for the three months ended September 30, 2015. As of September 30, 2015 and December 31, 2014, $3.1 million and $2.2 million was outstanding under the line of credit.

Unsecured note

As of September 30, 2015 and December 31, 2014, the Company had balances of $1.7 million and $2.1 million, respectively, outstanding to a bank under a 10-year unsecured note. Interest is charged on this financing on an annual basis at LIBOR plus 2.2%. As of September 30, 2015 and December 31, 2014, the interest rate was 2.4% per annum. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate – unsecured

On March 14, 2013, the Company and Stonehenge entered into an agreement to extend the maturity date of the loan from July 20, 2013 to January 1, 2016. Under the terms of the Extension Agreement, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued and unpaid interest and then to outstanding principal. Interest is charged to the loan based on LIBOR plus 3% per annum. As of September 30, 2015 and December 31, 2014, the interest rate was 3.7% and 3.6% per annum, respectively. The Company had approximately $3.9 million and $4.2 million of outstanding borrowings as of September 30, 2015 and December 31, 2014, respectively.

On October 17, 2014, CGF entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for a principal amount of $10 million (the “CGF Private Placement”). Other purchasers who purchased interest in the CGF Private Placement include members of the Company’s management and board of directors and third party accredited investors for an additional principal amount of $6.2 million. Purchasers other than CDS who purchased a certain amount of interests received warrants that represent the right to purchase an aggregate amount of shares of the Company’s Class A common stock, depending upon the investment amount. As of September 30, 2015, we issued 76,285 warrants representing the right to purchase shares of the Company’s Class A common stock to CGF having an aggregate fair value of $433 that was treated as a debt discount. In calculating the fair value of the warrants, the Company used the Black-Scholes pricing model based upon the date the funds were contributed to CGF. The Company amortizes the debt discount over the three year term of the loan to interest expense.

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum amount available for borrowing of up to $20 million. On December 18, 2014, the Company entered into an amended and restated unsecured promissory note pursuant to which the maximum amount for borrowing was increased from $20 million to $25 million. All other terms of the unsecured promissory note remained the same. The Company borrowed additional principal loan amount of $6.2 million under the amended and restated CGF promissory note bringing the total aggregate principal amount borrowed to $16.2 million. The CGF loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. The loan will be used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests in CGF. The Company had approximately $14.1 million and $11.3 million of outstanding borrowings under the CGF loan, net of discounts, as of September 30, 2015 and December 31, 2014, respectively. For the three and nine months ended September 30, 2015, the Company made interest payments under the CGF loan of $0.3 million and $1.1 million, respectively. As of September 30, 2015 and December 31, 2014, the interest rate of the CGF loan was 10.0% per annum.

Additionally, on December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, members of the Company’s management and board of directors and third party accredited investors who participated in the CGF Private Placement (the “Amended CGF Private Placement”). Under the Amended CGF Private Placement, in addition to the warrants described above, the Company entered into a commitment to issue 226,857 shares of the Company’s Class A common stock to purchasers of membership interests of CGF in the Amended CGF Private Placement.

On May 12, 2015, the Company issued an aggregate 226,857 un-registered shares of its Class A common stock to the purchasers in the Amended CGF Private Placement. Upon issuance of these shares, the derivative liability was satisfied, and was no longer an obligation, and therefore the value of the shares were recorded within ‘Stockholders’ equity’ as an increase to Class A common stock and ‘Additional paid-in capital’ within the consolidated balance sheets based on the fair value the stock on the date of issuance. The resulting change in fair value was recorded as a gain on derivative and is included within ‘Other income’ on the consolidated statement of operations. The shares of Class A common stock were issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof and Rule 506 promulgated thereunder.

14. FAIR VALUE DISCLOSURES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values based on their short maturities. Non-financial assets and liabilities include items such as real estate inventories and long lived assets that are measured at fair value when acquired and on a non-recurring basis thereafter. Such fair value measurements use significant unobservable inputs and are classified as Level 3. The fair value of fixed and floating rate debt is based on unobservable market rates (Level 3 inputs). The following table summarizes the carrying amount and the corresponding fair value of fixed and floating rate debt:

	September 30,	December 31,
	2015	2014
Carrying amount	$46,926	$45,931
Fair value	$47,057	$44,854

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

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the nine months ended September 30, 2015 and 2014, the Company did not issue any stock options or restricted stock awards.

Stock-based compensation cost associated with restricted stock and stock options was recognized based on the fair value of the instruments over the instruments’ vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation cost for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Real estate inventories - Assets	$8	$3	$25	$19
General and administrative - Expenses	58	99	193	195

	$66	$102	$218	$214

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

As of September 30, 2015, the weighted-average remaining contractual term of unexercised stock options was 6.2 years. As of September 30, 2015 and December 31, 2014, there was $0.3 million and $0.5 million, respectively, of unrecognized compensation cost related to stock grants.

16. SEVERANCE AND RESTRUCTURING

In connection with the departure of Gregory V. Benson, our former Chief Operating Officer in May 2014, the Company entered into a Separation Agreement with Mr. Benson on June 24, 2014. Mr. Benson served on our board until his term expired at our 2015 annual meeting of stockholders. The Separation Agreement provides for cash severance payment and incremental healthcare insurance through COBRA. In the second quarter of 2014, the Company recorded severance cost of $597, to be paid in 36 semi-monthly installments and healthcare cost of $14 to be paid over 12 months effective May 1, 2014 offset by $131 in forfeitures of stock options and restricted stock awards. The severance charge in 2014 was included in ‘General and administrative’ expenses in the consolidated statements of operations. There were no severance or restructuring charges in 2015. The remaining balance of $33 as of September 30, 2015 is included in the ‘Accounts payable and accrued liabilities’ in the accompanying consolidated balance sheets.

In addition, per the Separation Agreement, the Company had a call option, but not an obligation, to purchase all or a portion of Mr. Benson’s shares of Class A and Class B common stock of the Company at $1.09 per share by June 30, 2015. The Agreement expired on June 30, 2015 and neither the Company nor any of its designees exercised any portion of the option under the Separation Agreement.

17. SUBSEQUENT EVENTS

On October 7, 2015, the Company received a letter from Nasdaq indicating that the Company had regained compliance with the stockholders’ equity requirement in Listing Rule 5550(b)(1) and that this matter is now closed. On October 12, 2015, the Company received a letter from Nasdaq indicating that the Company had regained compliance with the minimum bid price requirement of $1.00 per share, as required by Listing Rule 5550(a)(2) and that this matter is now closed. The Company is now compliant with all required Nasdaq listing requirements.

On October 15, 2015, the Company paid off the mezzanine note related to the NHA Project of $0.3 million that was outstanding as of September 30, 2015.

On October 23, 2015, the Company announced that Mr. Joseph M. Squeri, Chief Financial Officer, was elected to serve on our Board of Directors for a term effective October 23, 2015 until the 2016 annual meeting of the stockholders. Additionally, Mr. Squeri will be resigning from his current role as Chief Financial Officer, effective November 25, 2015. Consequently, Mr. Christopher L. Conover, the Company’s Senior Vice President, Accounting and Finance, has been appointed as the interim Chief Financial Officer and principal financial officer of the Company effective as of November 25, 2015.

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

Cautionary Notes Regarding Forward-looking Statements

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “ likely,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation: general economic and market conditions, including interest rate levels; our ability to service our debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; economic risks in the markets in which we operate, including actions related to government spending; delays in governmental approvals and/or land development activity at our projects; regulatory actions; our ability to maintain compliance with stock market listing rules and standards; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our actual results could differ materially from these projected or suggested by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

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

We are currently operating, or developing in multiple counties throughout the Washington, D.C. area market. The following table summarizes certain information for our owned or controlled communities as of September 30, 2015:

	Pipeline Report as of September 30, 2015
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (7)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	35	2	1	—	3	$746
Townes at the Hampshires (3)	DC	TH	73	49	17	7	—	24	$558
Estates at Falls Grove	VA	SF	19	7	4	8	—	12	$537
Townes at Falls Grove	VA	TH	110	50	5	55	—	60	$301
Townes at Shady Grove Metro	MD	TH	36	23	4	9	—	13	$593
Townes at Shady Grove Metro (4)	MD	SF	3	—	—	3	—	3	$—
Momentum | Shady Grove Metro (5)	MD	Condo	117	—	—	117	—	117	$—
Estates at Emerald Farms	MD	SF	84	78	—	6	—	6	$—
Townes at Maxwell Square	MD	TH	45	24	12	9	—	21	$420
Townes at Hallcrest	VA	TH	42	4	2	36	—	38	$477
Estates at Leeland	VA	SF	24	—	—	24	—	24	$—
Villas | Preserve at Two Rivers 28’	MD	TH	66	—	3	4	59	66	$457
Villas | Preserve at Two Rivers 32’	MD	TH	54	—	10	4	40	54	$505
Villas at New Design Road	MD	TH	78	—	—	—	78	78	$—
Estates at Popkins Lane	VA	SF	12	—	—	—	12	12	$—
Townes at Richmond Station	VA	TH	70	—	—	—	70	70	$—
Richmond Station Multi-family	VA	MF	103	—	—	—	103	103	$—
Townes at Totten Mews	VA	TH	37	—	—	—	37	37	$—
The Estates at Stone Ridge (6)	VA	SF	35	—	—	—	35	35	$—
River Creek Village	VA	SF	100	—	—	—	100	100	$—

Total			1,146	270	59	283	534	876

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program; not considered a separate community.
(5)	18 of these units are subject to statutory moderately priced dwelling unit program.
(6)	1 of these units is subject to statutory affordable dwelling unit program.
(7)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Results of Operations

Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014

Orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements and backlog for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross new orders	43	22	114	100
Cancellations	3	4	9	15
Net new orders	40	18	105	85
Gross new order revenue	$20,298	$11,185	$55,333	$47,779
Cancellation revenue	$1,414	$1,954	$4,505	$6,518
Net new order revenue	$18,884	$9,231	$50,828	$41,261
Average gross new order price	$472	$508	$485	$478
Settlements	24	35	70	82
Revenue - homebuilding	$12,043	$18,225	$34,168	$37,713
Average settlement price	$502	$521	$488	$460
Backlog units	59	31	59	31
Backlog revenue	$29,171	$15,896	$29,171	$15,896
Average backlog price	$494	$513	$494	$513

Revenue – homebuilding

At September 30, 2015, we had a total of 59 units in backlog to generate future revenue of $29.2 million as compared to $15.9 million from 31 units at September 30, 2014. Gross new order revenue, consisting of revenue from all units sold, for the three months ended September 30, 2015 was $20.3 million on 43 units as compared to $11.2 million on 22 units for the three months ended September 30, 2014. Gross new order revenue for the nine months ended September 30, 2015 was $55.3 million on 114 units as compared to $47.8 million on 100 units for the nine months ended September 30, 2014. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the three months ended September 30, 2015 was $18.9 million on 40 units as compared to $9.2 million on 18 units for the three months ended September 30, 2014. Net new order revenue for the nine months ended September 30, 2015 was $50.8 million on 105 units as compared to $41.3 million on 85 units for the nine months ended September 30, 2014.

Revenue from homebuilding decreased by $3.5 million to $34.2 million for the nine months ended September 30, 2015 as compared to $37.7 million for the nine months ended September 30, 2014. Average revenue per home settled increased by approximately $28 to $488 for the nine months ended September 30, 2015 as compared to $460 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the Company settled 70 units (14 units at The Hampshires, 22 units at Falls Grove, 16 units at Maxwell Square, 14 units at Shady Grove and 4 units at Hallcrest), as compared to 82 units (13 units at Eastgate, 29 units at The Hampshires, 29 units at Falls Grove, 2 units at Maxwell Square and 9 units at Shady Grove) for the nine months ended September 30, 2014. Revenue from homebuilding decreased by $6.2 million to $12.0 million for the three months ended September 30, 2015 as compared to $18.2 million for the same period in the prior year. The decreases noted in homebuilding revenue resulted from the number and mix of units settled during the quarter. Average revenue per home settled decreased by approximately $19 to $502 for the three months ended September 30, 2015 as compared to $521 for the three months ended September 30, 2014. For the three months ended September 30, 2015, the Company settled 24 units (4 units at The Hampshires, 6 units at Falls Grove, 7 units at Maxwell Square, 4 units at Shady Grove, and 3 units at Hallcrest), as compared to 35 units (14 units at The Hampshires, 10 units at Falls Grove, 2 units at Maxwell Square and 9 units at Shady Grove) for the three months ended September 30, 2014. Our homebuilding gross margin percentage for the three months ended September 30, 2015 decreased by 7% to 11%, as compared to 18% for the three months ended September 30, 2014. Our homebuilding gross margin percentage for the nine months ended September 30, 2015 decreased by 7% to 12%, as compared to the 19% for the nine months ended September 30, 2014. The decrease noted in margins was mainly a result of the number and mix of units settled and two new projects that started settling in the prior quarter.

Revenue – other

Revenue – other increased approximately $0.1 million to $0.2 million during the three months ended September 30, 2015, as compared to $0.1 million for the three months ended September 30, 2014. Revenue – other increased approximately $0.6 million to $1.0 million during the nine months ended September 30, 2015, as compared to $0.4 million for the nine months ended September 30, 2014. The increase primarily relates to revenue from real estate services as the Company continues to gain traction in the market for advisory and other real estate related service.

Cost of sales – homebuilding

Cost of sales – homebuilding for the three months ended September 30, 2015 decreased by $4.3 million to $10.7 million, as compared to $15.0 million for the three months ended September 30, 2014. Cost of sales – homebuilding for the nine months ended September 30, 2015 decreased by $0.8 million to $29.9 million, as compared to $30.7 million for the nine months ended September 30, 2014. The unit mix and number of units settled during the periods presented accounted for the decrease in the aggregate cost of sales.

Cost of sales – other

Cost of sales – other increased by $0.2 million to $0.5 million during the nine months ended September 30, 2015, as compared to $0.3 million for the nine months ended September 30, 2014. The increase primarily relates to our real estate services activities and is in line with the increase in Revenue - other.

Sales and marketing

Sales and marketing expenses for the three months ended September 30, 2015 decreased by $0.1 million to $0.5 million, as compared to $0.6 million for the three months ended September 30, 2014. Sales and marketing expenses for the nine months ended September 30, 2015 decreased by $0.3 million to $1.4 million, as compared to $1.7 million for the nine months ended September 30, 2014. The decrease in sales and marketing expenses over the same period in the prior year is directly attributable to the Company’s more focused sales and marketing efforts in active real estate developments.

General and administrative

General and administrative expenses for the three months ended September 30, 2015 increased by $0.3 million to $1.9 million, as compared to $1.6 million for the three months ended September 30, 2014. General and administrative expenses for the nine months ended September 30, 2015 decreased by $0.1 million to $5.7 million, as compared to $5.8 million for the nine months ended September 30, 2014. The increase for the three months ended September 30, 2015 is attributable to various general and administrative line items including stock related fees for the reverse stock split and payroll related costs due to an increase in employee head count.

Income taxes

During the three months ended September 30, 2015, the Company recognized income tax expense of $36. During the nine months ended September 30, 2015, the Company recorded an out of period adjustment to reverse the valuation allowance, resulting in the recognition of a deferred tax benefit of $121, offset by income tax expense of $144, both related to the New Hampshire Avenue project in Washington, D.C. The effective tax rate for the three and nine month periods ended September 30, 2015 was 3% and 1%, respectively.

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

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate projects. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each project or collection of projects the Company develops and builds to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As of September 30, 2015, the Company had $9.7 million of its credit facilities and project related loans scheduled to mature during the remainder of 2015. On October 15, 2015, subsequent to quarter end, the Company paid off the mezzanine note obtained to acquire the land for the development of the New Hampshire Avenue project, which had an outstanding balance of $0.3 million at September 30, 2015. In addition, certain of the Company’s credit facilities and project related loans are guaranteed by our Chief Executive Officer.

We are in active discussions with our lenders and are seeking long term extensions and modifications to the loans. Based on the current performance of the projects and our early discussions with our lenders we believe that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts. We are anticipating that with successful resolution of those discussions with our lenders, the expected proceeds from the aforementioned private placements, current available cash on hand and additional cash from settlement proceeds at existing and under development communities, the Company should have sufficient financial resources to sustain its operations through the next twelve months, though no assurances can be made that the Company will be successful in its efforts. The Company will also focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses. At the scheduled maturity of our credit facilities or in the event of an acceleration of a debt facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations when they become due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

See Note 11 and Note 13 to the accompanying consolidated financial statements for details on private placement offerings and for more details on our credit facilities, respectively.

Cash Flow

Net cash used in operating activities was $7.4 million for the nine months ended September 30, 2015 compared to the net cash provided from operating activities of $0.8 million for the nine months ended September 30, 2014. The change is primarily attributable to the significant cash out flow for real estate inventories as the Company positions itself for growth in the current year and beyond by investing in new projects, including the $6.0 million investment in the Estates at Stone Ridge, a 35 unit single family development in Loudoun County, Virginia and increasing its developmental activities in existing projects.

Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2015. This was primarily attributable to the $2.5 million in proceeds received by the Company from the sale of membership interests in Comstock Investors IX. Net cash used in financing activities was $7.1 million for the nine months ended September 30, 2014, primarily attributable to the distributions made to non-controlling interest members including preferred returns.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in the Spring and Summer, although this activity is also highly dependent on the number of active selling communities, the timing of new community openings and other market factors. Because it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as Spring and Summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry and the general economy.

Recently Issued Accounting Standards

See Note 1 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2015 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We previously disclosed risk factors under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to these risk factors.

ITEM 6.	EXHIBITS

3.1*	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on March 27, 2015 (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed with the Commission on March 27, 2015).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 16, 2015	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/S/ JOSEPH M. SQUERI
Joseph M. Squeri
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)