Form 10-Q/A
period 2015-09-30
Comstock Holding Companies, Inc.
filed 2015-11-17
CIK 1299969

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

FORM 10-Q

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of Comstock Holding Companies, Inc. (the “Company”) for the fiscal quarter ended September 30, 2015, initially filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2015 (the “Original Report”), is being filed because certain amounts in the “Net (loss) income” line item in the Unaudited Consolidated Statements of Operations on page 4 of the Original Report were inadvertently changed as a result of a transmission error by our financial printer. This Amendment No. 1 amends and restates the Original Report in its entirety. In addition, as required by SEC rules, the certifications pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 included in the Original Report have been updated as required for the date of this Amendment.

Except as described above, no changes have been made to the Original Report. This Amendment continues to speak as of the date of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Report.

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

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Revenue—homebuilding	$12,043	$18,225	$34,168	$37,713
Revenue—other	245	142	1,001	408

Total revenue	12,288	18,367	35,169	38,121
Expenses
Cost of sales—homebuilding	10,749	15,021	29,933	30,736
Cost of sales—other	103	80	456	258
Sales and marketing	498	600	1,412	1,697
General and administrative	1,853	1,626	5,686	5,833
Interest and real estate tax expense	100	18	426	23

Operating (loss) income	(1,015)	1,022	(2,744)	(426)
Other income, net	28	106	802	173

(Loss) income before income tax expense	(987)	1,128	(1,942)	(253)
Income tax expense	(36)	(137)	(23)	(268)

Net (loss) income	(1,023)	991	(1,965)	(521)
Net income attributable to non-controlling interests	68	1,150	877	2,881

Net loss attributable to Comstock Holding Companies, Inc.	$(1,091)	$(159)	$(2,842)	$(3,402)

Basic net loss per share	$(0.33)	$(0.05)	$(0.90)	$(1.13)
Diluted net loss per share	$(0.33)	$(0.05)	$(0.90)	$(1.13)

Basic weighted average shares outstanding	3,284	3,021	3,166	3,008
Diluted weighted average shares outstanding	3,284	3,021	3,166	3,008

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Class A		Class B		Additional paid-in	Treasury	Retained earnings	Non-controlling
	Shares	Amount	Shares	Amount	capital	stock	(deficit)	interest	Total
Balance at December 31, 2013	2,661	$27	390	$4	$170,993	$(2,480)	$(164,379)	$14,894	$19,059
Stock compensation and issuances	38	—	—	—	434	—	—	—	434
Shares withheld related to net share settlement of restricted stock awards	(5)	—	—	—	(62)	—	—	—	(62)
Non-controlling interest distributions	—	—	—	—	—	—	—	(8,290)	(8,290)
Net (loss) income	—	—	—	—	—	—	(3,402)	2,881	(521)

Balance at September 30, 2014	2,694	$27	390	$4	$171,365	$(2,480)	$(167,781)	$9,485	$10,620

Balance at December 31, 2014	2,726	$27	390	$4	$171,639	$(2,583)	$(171,218)	$3,986	$1,855
Stock compensation and issuances	255	3	—	—	1,195	—	—	—	1,198
Warrants	12	—	—	—	242	—	—	—	242
Shares withheld related to net share settlement of restricted stock awards	(12)	—	—	—	(32)	—	—	—	(32)
Stock repurchases	—	—	—	—	—	(79)	—	—	(79)
Non-controlling interest contributions	—	—	—	—	—	—	—	2,450	2,450
Non-controlling interest distributions	—	—	—	—	—	—	—	(1,150)	(1,150)
Net (loss) income	—	—	—	—	—	—	(2,842)	877	(1,965)

Balance at September 30, 2015	2,981	$30	390	$4	$173,044	$(2,662)	$(174,060)	$6,163	$2,519

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

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on March 27, 2015 (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed with the Commission on March 27, 2015).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 17, 2015	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2015	By:	/S/ JOSEPH M. SQUERI
Joseph M. Squeri
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)