Form 10-K
period 2015-12-31
Comstock Holding Companies, Inc.
filed 2016-04-04
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price of the registrant’s common equity on the Nasdaq Capital Market (“NASDAQ”) on June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $5,972,592. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of April 1, 2016, there were outstanding 3,016,474 shares of the registrant’s Class A common stock, par value $0.01 per share, and 390,500 shares of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders or Annual Report on Form 10-K/A, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOLDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

Overview

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted real estate development and services company primarily focused in the Washington, D.C. metropolitan area. We have substantial experience with building a diverse range of products including multi-family, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. References in this Annual Report on Form 10-K to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Available Information

We make available, as soon as reasonably practicable, on our website, www.comstockhomes.com, all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports can be found on the “Investor Relations” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in XBRL format), current reports on Form 8-K, proxy statements and amendments to such reports. In addition to our SEC filings, our corporate governance documents, including our Code of Ethics for the Chief Executive Officer and senior financial officers and Code of Conduct applicable to all employees and directors are available on the “Investor Relations” page of our website under “Corporate Governance.”

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

We believe that our significant experience over the past 30 years in the Washington, D.C. market provides us with the experience necessary to identify attractive opportunities in our core market. We believe that our focus in the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, should provide us with an opportunity to generate attractive returns on investment and for growth.

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

Our Business Strategy

Our business strategy is designed to leverage our extensive capabilities and market knowledge to maximize returns on invested capital on our various real estate related activities. We execute our strategy through three related business segments:

•	Homebuilding – We target new homebuilding opportunities where our building experience and ability to manage highly complex entitlement, development and related issues provides us with a competitive advantage.

•	Multi-family – We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale to institutional buyers when completed or operate the asset within our own portfolio. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future.

•	Real Estate Services – Our management team has significant experience in all aspects of real estate management, including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies, financing and general construction. We are able to provide a wide range of construction management, general contracting and real estate related services to other property owners. This business line not only allows us to generate positive fee income from our highly qualified personnel but also serves as a potential catalyst for joint venture and acquisition opportunities.

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

With respect to our homebuilding operations, we seek to minimize risk associated with fluctuating market conditions by primarily building pre-sold units and limiting the number of speculative units or “spec units” (units that are under construction without an executed sales contract) held in inventory. In each new community that we develop, we build model homes to demonstrate our products and to house our on-site sales operations. When practical, we execute sale-leaseback transactions on model homes. We limit building spec units in locations where there is a demand for immediate delivery of homes or where a significant number of the units in a multi-family building (such as townhouses or condominiums) have been pre-sold. We believe that by limiting the number of model homes and spec units held in inventory, we reduce our exposure to cyclical fluctuations in market values and minimize costs associated with holding inventory, such as debt service.

Our Operations

We believe that we are properly staffed for current market conditions and that we have the ability to manage growth as market conditions warrant. Our operations are focused mainly in the Washington, D.C. market, where we believe our 30 years of market experience provides us the best opportunity to enhance stockholder value.

Our Communities

We are currently operating, or developing projects in multiple counties throughout the Washington, D.C. market. The following table summarizes certain information for our owned or controlled communities as of December 31, 2015:

	Pipeline Report as of December 31, 2015
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (8)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	37	—	1	—	1	746
Townes at the Hampshires (3)	DC	TH	73	70	2	1	—	3	552
Estates at Falls Grove	VA	SF	19	8	3	8	—	11	537
Townes at Falls Grove	VA	TH	110	57	4	49	—	53	301
Townes at Shady Grove Metro	MD	TH	36	26	—	10	—	10	581
Townes at Shady Grove Metro (4)	MD	SF	3	3	—	—	—	—	—
Momentum | Shady Grove Metro (5)	MD	Condo	110	—	—	110	—	110	—
Estates at Emerald Farms	MD	SF	84	78	—	6	—	6	—
Townes at Maxwell Square	MD	TH	45	32	9	4	—	13	421
Townes at Hallcrest	VA	TH	42	7	2	33	—	35	467
Estates at Leeland	VA	SF	24	—	1	23	—	24	438
Villas | Preserve at Two Rivers 28’	MD	TH	10	2	—	8	—	8	445
Villas | Preserve at Two Rivers 32’	MD	TH	10	3	4	3	—	7	509
Estates at Popkins Lane	VA	SF	12	—	—	—	12	12	—
Townes at Richmond Station	VA	TH	54	—	—	—	54	54	—
Richmond Station Multi-family	VA	MF	104	—	—	—	104	104	—
Townes at Totten Mews (6)	DC	TH	40	—	—	—	40	40	—
Marrwood East (7)	VA	SF	35	—	—	—	35	35	—

Total			849	323	25	256	245	526

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium and “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program.
(5)	16 of these units are subject to statutory moderately priced dwelling unit program.
(6)	5 of these units are subject to statutory affordable dwelling unit program.
(7)	1 of these units is subject to statutory affordable dwelling unit program.
(8)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Northern Virginia Market

The Estates at Falls Grove and The Townes at Falls Grove projects are located in northern Prince William County near Centreville, Virginia. The properties are being developed as 19 single family homes and 110 condominium townhouses. We are actively selling both the single family homes and the townhomes in this community. As of December 31, 2015, we closed on 8 single family units and 57 townhomes units. At December 31, 2015, there were 3 single family homes and 4 townhomes in backlog.

The Townes at Hallcrest is a community located in Sterling, Virginia. The property is being developed as 42 townhomes. We are actively selling in this community and as of December 31, 2015, we have closed on 7 units and have 2 units in backlog.

The Estates at Leeland is a community located in Fredericksburg, Virginia. The property is being developed as 24 single-family units. We are actively selling in this community and as of December 31, 2015, we have 1 unit in backlog.

The Estates at Popkins Lane is a community located in Alexandria, Virginia. The property is under a land option contract and we plan to construct 12 single-family homes on the site starting from the low $800’s. Development is expected to commence in late 2016, and sales activities are anticipated to begin in winter of 2017.

The Townes at Richmond Station and Richmond Station Multi-family are projects located in Prince William County, Virginia. The properties are under land option contract. We plan to construct 54 townhomes and 104 multi-family units on this site. Development is expected to commence in mid-2017.

Marrwood East is a residential project in Loudoun County, Virginia. We plan to construct 35 single-family homes on the site starting from the $600’s. Construction activity began in the fall of 2015 and sales activities are expected to commence in spring 2016.

Maryland

The Estates at Emerald Farms consists of 6 finished single-family lots that we own in a large development of single-family homes in Frederick, Maryland. We anticipate beginning marketing and sales activities on this property in spring 2016.

The Townes at Shady Grove Metro and Momentum | Shady Grove are residential projects in Rockville, Maryland, adjacent to the Shady Grove metro rail station. The projects will be developed as 36 upscale townhomes, 3 single-family homes, and 110 luxury condominium units. As of December 31, 2015, we have closed on 26 townhomes and 3 single-family units. We are currently developing the land for the condos.

The Townes at Maxwell Square project is located in downtown Frederick, Maryland. The property is being developed as 45 condominium townhomes. We are actively selling in this community. As of December 31, 2015, we have closed on 32 units and have 9 units in backlog.

The Villas | Preserve at Two Rivers 28’ and Villas | Preserve at Two Rivers 32’ projects are active adult communities in Anne Arundel County, Maryland. We are constructing a total of 20 villas in these communities. As of December 31, 2015, we have closed on a total of 5 units and have 4 units in backlog.

District of Columbia

The City Homes at the Hampshires and The Townes at the Hampshires projects are located in the Northeast quadrant of Washington, D.C. The property has been developed as 111, consisting of 38 single-family homes and 73 townhomes. We are actively selling in this community. As of December 31, 2015, we have closed on 70 townhomes and 37 single-family homes and we had 2 townhome units in backlog at December 21, 2015.

The Townes at Totten Mews are located in the Northeast quadrant of Washington, D.C. This property is under a land contract option and is being developed as 40 townhomes, located within proximity to a metro rail station just inside the Washington, D.C.-Maryland border. The townhomes will be priced from the high $500’s. Development is expected to commence in spring of 2016 and with construction commencing in late 2016.

Land/Lot Acquisition and Inventory Management

As discussed in ‘Our Business Strategy’ section above, we acquire land after we have completed due diligence and generally after we have obtained the rights (entitlements) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction.

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

We attempt to mitigate our exposure to real estate inventory risks by:

•	Managing our supply of land/lots controlled (owned and optioned) based on anticipated future home closing levels;

•	Monitoring market and demographic trends, housing preferences and related economic developments, based on the quality of schools, new job opportunities and local growth initiatives;

•	Utilizing land/lot option contracts, where possible;

•	Seeking to acquire developed lots which are substantially ready for home construction, where possible;

•	Limiting the size of acquired land parcels to smaller tracts, where possible, and controlling our investments in land acquisition, land development and housing inventory to match the anticipated housing demand;

•	Generally commencing construction of custom features or optional upgrades on homes under contract only after the buyer’s receipt of mortgage approval and receipt of satisfactory deposits from the buyer; and

•	Monitoring and managing the number of speculative units built in each community.

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

Our home designs are selected or prepared in each of our communities to appeal to the tastes and preferences of local homebuyers. We also offer optional interior and exterior features to allow homebuyers the opportunity to enhance the basic home design and to allow us to generate additional revenue from each home sold. Construction time for our homes depends on the weather, availability of labor, materials and supplies, size of the home, and other factors. We typically complete construction of a home within three to six months.

We typically do not maintain significant inventories of land development or home construction materials, except for work in progress materials for homes under construction. Generally, the construction materials used in our operations are readily available from numerous sources.

Marketing and Sales

We market and sell our homes primarily through commissioned employees. A significant number of our home closings also involve an independent real estate broker representing the buyer. We typically conduct home sales from sales offices and/or furnished model homes in each community. Our sales personnel assist prospective homebuyers by providing floor plans and price information, demonstrating the features and layouts of model homes and assisting with the selection of options and other custom features. We train and inform our sales personnel on the availability of financing, construction schedules, and marketing and advertising plans. As market conditions warrant, to be competitive, we may provide potential homebuyers with one or more of a variety of incentives, including closing cost assistance, discounts and free upgrades.

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

Quality Control

We provide our single-family and townhouse home buyers with a one-year limited warranty covering workmanship and materials. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that all home buyers agree to the definitions and procedures set forth in the warranty. Typically, we provide our condominium home buyers with a two-year limited warranty, or as required by statute. In addition, we periodically provide structural warranty of longer durations pursuant to applicable statutory requirements. From time to time, we assess the appropriateness of our warranty reserves and adjust accruals as necessary. Based on historical experience and when deemed appropriate by us, we will accrue additional warranty reserves. We require our general contractors and sub-contractors to warrant the work they perform and they are contractually obligated to correct defects in their work that arise during the applicable warranty period. We seek to minimize our risk associated with warranty repairs through our quality assurance program and by selecting contractors with good reputations, sufficient resources and adequate insurance. It is typical that there is a gap in the warranty coverage provided by contractors and by home builders, which we have self-insured in the past. It is our experience that the warranty claims which we have self-insured have not been significant in nature, but we periodically obtain additional insurance to protect against this unquantifiable risk.

Competition

The real estate development industry is highly competitive. We compete primarily on the basis of price, location, design, quality, service and reputation. We compete with small private builders and large regional or national builders. In addition to competing for home buyers and renters, builders compete for construction financing, raw materials and skilled labor. Additionally, under normal market conditions, competition exists within the industry for prime development sites, especially those where developed building lots are available under option lot contracts. We compete with other local, regional and national builders in all of these areas. Many of our competitors have significantly greater financial, sales and marketing and other resources than we have. Some of the national builders that we compete against include Pulte Homes, DR Horton, Toll Brothers, CalAtlantic Homes, NVR, K. Hovnanian and Lennar.

Competition among home builders and multi-family developers is often specific to product types being offered in a particular area. Often we do not find ourselves competing with the large national developers in the urban communities where we develop high-rise and mixed use products. This is primarily because most national builders tend to focus on a narrower range of products than what we offer. We believe this provides us with a distinct advantage in terms of attracting potential home buyers and renters in certain areas. We believe the factors that home buyers consider in deciding whether to purchase or rent from us include the product type, location, value quality, and reputation of the developer. We believe that our projects and product offerings compare favorably on these factors, and we continually strive to maintain our reputation of building quality products.

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

We and our competitors are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of the environment. Some of the laws to which we and our properties are subject to may impose requirements concerning development in waters of the United States, including wetlands, the closure of water supply wells, management of asbestos-containing materials, exposure to radon and similar issues. The particular environmental laws that apply to any given community vary based on several factors, including but not limited to the environmental conditions related to a particular property and the present and former uses of the property. These environmental laws may result in delays, may cause us and our competitors to incur substantial compliance related costs, and may prohibit or severely restrict development in certain environmentally sensitive areas. To date, environmental laws have not had a material adverse impact on our operations.

Technology and Intellectual Property

We utilize our technology infrastructure to facilitate marketing of our projects. Through our web site, www.comstockhomes.com, our customers and prospective customers receive automatic electronic communications from us on a regular basis. Our corporate marketing directors work with in-house marketing and technology specialists to develop advertising and public relations programs for each project that leverage our technology capabilities. During 2015, we continued utilization of media and internet based marketing platforms, primarily in lieu of print advertisements. We believe that the home buying population will continue to increase its reliance on information available on the internet to help guide its home buying decision. Accordingly, through our marketing efforts, we will continue to seek to leverage this trend to lower per sale marketing costs while maximizing potential sales.

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

Employees

At December 31, 2015, we had 51 full-time and 3 part time employees. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers of the Registrant

Our executive officers and other management employees and their respective ages and positions as of December 31, 2015 are as follows:

Name	Age	Current Position
Christopher Clemente	56	Chairman and Chief Executive Officer
Christopher Conover	34	Interim Chief Financial Officer
Jubal R. Thompson	46	General Counsel and Secretary

Christopher Clemente founded Comstock in 1985 and has been a director since May 2004. Since 1992, Mr. Clemente has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 30 years of experience in all aspects of real estate development and homebuilding, and more than 30 years of experience as an entrepreneur.

Christopher Conover was named our Interim Chief Financial Officer effective November 2015. Prior to that, Mr. Conover served in various positions in the Company, most recently as Senior Vice President, Accounting and Finance. Mr. Conover joined the Company in January 2012. Prior to joining the Company in 2012, Mr. Conover served seven years in public accounting in assurance services at PricewaterhouseCoopers (“PwC”) LLP from 2007 to 2011, and Dannible & McKee, LLP from 2004 to 2007. While at PwC, Mr. Conover served as a Manager in their Financial Services Assurance practice, developing extensive experience providing audit and highly technical consulting services for real estate companies of various sizes and asset classes.

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

The real estate development industry is capital intensive and requires significant expenditures for operations, land purchases, land development and construction as well as potential acquisitions of other homebuilders or developers. In order to maintain our operations, we will need to obtain additional financing. These funds can be generated through public or private debt or equity financings, operating cash flow, additional bank borrowings or from strategic alliances or joint ventures. In light of our current financial condition, we may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. We have historically utilized construction, acquisition and development loans to finance our projects. These credit facilities tend to be project-oriented and generally have variable rates and require significant management time to administer. Further, these types of financings are typically characterized by short-term loans, which are subject to call. The availability of borrowed funds, especially for land acquisition and construction financing, has been greatly reduced, and lenders may require us to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. In addition, we may need to further refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. Furthermore, if financial institutions discontinue providing these facilities to us, we would lose our primary source of financing for our operations or the cost of retaining or replacing these credit facilities could increase dramatically. If we do not have access to additional capital or funds to continue our operations or grow our business, we may be required to delay, scale back or abandon some or all of our operating strategies or reduce capital expenditures and the size of our operations. As a result, such an inability to access additional capital would likely cause us to experience a material adverse effect on our business, results of operations and financial condition.

Our ability to sell homes and, accordingly, our results of operations, will be affected by the availability of mortgage financing to potential home buyers.

Most home buyers finance their purchase of new homes through third-party mortgage financing. As a result, residential real estate demand is adversely affected by increases in interest rates and decreases in the availability of consumer mortgage financing. Increased monthly mortgage costs and the continued constraints on obtaining financing for potential home buyers have depressed the market for new homes. For instance, recent regulations which tighten underwriting standards have made mortgage financing more difficult to obtain for some of our entry-level home buyers, which has led to decreased demand from these buyers. Even if potential home buyers do not experience difficulty securing mortgage financing for their purchases of new homes, increases in interest rates and decreased mortgage availability or significant alterations to mortgage product types could make it harder for them to sell their existing homes. This could continue to adversely affect our operating results and financial condition.

Fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, or at all, which could adversely affect our revenues, earnings and cash flows.

We could be subject to significant fluctuations in the market value of our land and home inventories. We must continually locate and acquire new tracts of land if we are to support growth in our homebuilding operations. There is a lag between the time we acquire the land and the time that we can bring communities built on that land to market. This lag time varies from site to site as it is impossible to predict with any certainty the length of time it will take to obtain governmental approvals and building permits. The risk of owning undeveloped land, developed land and homes can be substantial. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land and home inventories could occur if market conditions deteriorate or if we purchase land or build home inventories at higher prices during stronger economic periods and the value of those land or home inventories subsequently declines during weaker economic periods. We could also be forced to sell homes, land or lots for prices that generate lower profit than we anticipated, or at a loss, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a continued decline in the market value of our land or home inventories may give rise to additional impairments of our inventory and write-offs of contract deposits and feasibility cost, which may result in a breach of financial covenants contained in one or more of our credit facilities, and possibly cause a default under those credit facilities. Defaults in these credit facilities are often times the responsibility of Comstock, as Comstock is the guarantor of most of its subsidiaries debts.

During 2015 and 2014, we evaluated all of our projects, to the extent of the existence of any impairment indicators requiring evaluation to determine if carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale. During 2015, as a result of our impairment analysis, the Company wrote off $2.8 million in feasibility, site securing, predevelopment, design, carry costs and related costs for three communities in the Washington, D.C. metropolitan area due to inventory delivery delays and inefficiencies which led to the Company re-evaluating the lot takedown strategy. The inventory was deemed impaired in December 2015 and was written down due to changes made to the scheduled lot take down strategy, offers received for the properties or changes in zoning requirement.

In 2014, we wrote-off $2.7 million in land, land development, and design costs for one community in the Washington, D.C. metropolitan area. The write-off occurred in December 2014 due to a revision in our previous disposition strategy. The impairment charges were recorded in the “Impairment charges and write-off” line within the accompanying consolidated statement of operations.

Our ability to use our Net Operating Losses (“NOLs”) and, in certain circumstances, future built-in losses and depreciation deductions can be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

We currently have approximately $123 million in federal and state NOLs with a potential value of up to approximately $48 million in tax savings. These deferred tax assets are currently fully reserved. If unused, these NOLs will begin expiring in 2028. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2015, the cumulative shift in the Company’s stock would not cause an inability to utilize any of our NOLs.

The Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected if there is an “ownership change” as defined under Internal Revenue Code Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Internal Revenue Code Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, in 2011, Comstock adopted an Internal Revenue Code Section 382 rights agreement, which expired in May 2014. In June 2015, at the 2015 Annual Meeting of Stockholders, the Company’s stockholder’s approved a new Section 382 rights agreement (the “Rights Agreement”) to protect stockholder value. The Rights Agreement expires on March 27, 2025. The Rights Agreement was adopted to reduce the likelihood of such an unintended “ownership change”, thus preserving the value of these tax benefits. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years.

Home prices and sales activities in the Washington, D.C. market have a large impact on our results of operations because we primarily conduct our business in this market.

We currently develop and sell homes primarily in the Washington, D.C. market; consequently, home prices and sales activities in the Washington, D.C. geographic market have a large impact on our results of operations. Although demand in this area historically has been strong, the historical slowdowns in residential real estate demand and continued constraints on obtaining consumer mortgage financing continue to reduce the likelihood of consumers seeking to purchase new homes. As a result of the specific market and general economic conditions, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our homes or our offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. Our limited geographic diversity means that adverse general economic, weather or other conditions in this geographic market could adversely affect our results of operations and cash flows or our ability to grow our business.

Because our business depends on the acquisition of new land, the potential limitations on the supply of land in our geographic market could reduce our revenues or negatively impact our results of operations and financial condition.

We experience competition for available land and developed home sites in the Washington, D.C. market. We have experienced competition for home sites from other, better capitalized, home builders. Our ability to continue our homebuilding activities over the long term depends upon our ability to locate and acquire suitable parcels of land or developed home sites to support our homebuilding operations. If competition for land increases, the cost of acquiring it may rise, and the availability of suitable parcels at acceptable prices may decline. Any need for increased pricing could increase the rate at which consumer demand for our homes declines and, consequently, reduce the number of homes we sell and lead to a decrease in our revenues, earnings and cash flows.

Our business is subject to governmental regulations that may delay, increase the cost of, prohibit or severely restrict our development and homebuilding projects and reduce our revenues and cash flows.

We are subject to extensive and complex laws and regulations that affect the land development and homebuilding processes, including laws and regulations related to zoning, permitted land uses, levels of density (number of dwelling units per acre), building design, access to water and other utilities, water and waste disposal and use of open spaces. In addition, we and our subcontractors are subject to laws and regulations relating to worker health and safety. We are also subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of our markets, we are required to pay environmental impact fees, use energy saving construction materials and give commitments to provide certain infrastructure such as roads and sewage systems. We are also subject to real estate taxes and other local government fees on real estate purchases. We must also obtain permits and approvals from local authorities to complete residential development or home construction. The laws and regulations under which we and our subcontractors operate, and our and their obligations to comply with them, may result in delays in construction and development, cause us to incur substantial compliance and other increased costs, and prohibit or severely restrict development and homebuilding activity in certain areas in which we operate. If we are unable to continue to develop communities and build and deliver homes as a result of these restrictions or if our compliance costs increase substantially, our revenues, earnings and cash flows may be reduced.

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

Existing tax laws generally permit significant expenses associated with owning a home, to be deducted for the purpose of calculating an individual’s federal, and in many cases, state, taxable income, primarily including mortgage interest expenses and real estate taxes. Proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. If such proposals were enacted without offsetting provisions, the after-tax cost of owning a home would increase for many of our potential customers and may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.

The competitive conditions in the homebuilding industry could increase our costs, reduce our revenues and earnings and otherwise adversely affect our results of operations and cash flows.

The homebuilding industry is highly competitive and fragmented. We compete with a number of national, regional and local builders for customers, undeveloped land and home sites, raw materials and labor. For example, in the Washington, D.C. market, we compete against multiple publicly-traded national home builders, and many privately-owned regional and local home builders. We do not compete against all of the builders in all of our product types or submarkets, as some builders focus on particular types of projects within those markets, such as large estate homes, that are not in competition with our projects.

We compete primarily on the basis of price, location, design, quality, service and reputation. Some of our competitors have greater financial resources, more established market positions and better opportunities for land and home site acquisitions, greater amounts of unrestricted cash resources on hand, and lower costs of capital, labor and material than us. The competitive conditions in the homebuilding industry could, among other things:

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

The cancellation rate of buyers who contracted to buy a home from us but did not close escrow (as a percentage of overall orders) was approximately 15% and 16% during the years ended December 31, 2015 and 2014, respectively. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions including unemployment. Upon a home order cancellation, the homebuyer’s escrow deposit is returned to the homebuyer (other than certain miscellaneous deposits, which we retain). An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

We are dependent on the services of certain key employees, and the loss of their services could harm our business.

Our success largely depends on the continuing services of certain key employees, including Christopher Clemente, our Chairman and Chief Executive Officer; Christopher Conover, our Interim Chief Financial Officer; and Jubal Thompson, our General Counsel and Secretary. Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Messrs. Clemente, Conover and Thompson each possess valuable industry and Company knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of these or other key employees could harm our operations, business plans and cash flows.

Our sources of liquidity are limited and may not be sufficient to meet our needs.

We are largely dependent on private placements of debt and equity (which rely heavily on insider participation) to cover our operating expenses and/or fund our liquidity needs. If we are unable to secure capital from private placements, we may be forced to reduce our capital expenditures, delay investments, seek other forms of financing or restructure our indebtedness. These alternative measures may not be successful or may not be on desirable terms that could have an adverse impact on our operations.

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

Our homebuilding business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. Among the claims for which developers and builders have financial exposure are property damage, environmental claims and bodily injury claims and latent defects that may not materialize for an extended period of time. Damages awarded under these suits may include the costs of remediation, loss of property and health-related bodily injury. In response to increased litigation, insurance underwriters have attempted to limit their risk by excluding coverage for certain claims associated with environmental conditions, pollution and product and workmanship defects. As a developer and a home builder, we may be at risk of loss for mold-related property, bodily injury and other claims in amounts that exceed available limits on our comprehensive general liability policies and those of our subcontractors. In addition, the costs of insuring against construction defect and product liability claims are high and the amount of coverage offered by insurance companies is limited. Uninsured construction defect, product liability and similar claims, claims in excess of the limits under our insurance policies, defense costs and the costs of obtaining insurance to cover such claims could have a material adverse effect on our revenues, earnings and cash flows.

Increased insurance risk could negatively affect our business, results of operations and cash flows.

Insurance and surety companies frequently reassess many aspects of their business and, as a result, may take actions that could negatively affect our business. These actions could include increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverage’s, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our business. Additionally, coverage for certain types of claims, such as claims relating to mold, is generally unavailable. Further, we rely on surety bonds, typically provided by insurance companies, as a means of limiting the amount of capital utilized in connection with the public improvement sureties that we are required to post with governmental authorities in connection with land development and construction activities. The cost of obtaining these surety bonds is, from time to time, unpredictable and these surety bonds may be unavailable to us for new projects. These factors can delay or prohibit commencement of development projects and adversely affect revenue, earnings and cash flows.

We are subject to warranty claims arising in the ordinary course of business that could be costly.

We provide service warranties on our homes for a period of one year or more post closing and provide warranties on occasion as required by applicable statutes for extended periods. We self-insure our warranties from time to time and reserve an amount we believe will be sufficient to satisfy any warranty claims on homes we sell and periodically purchase insurance related coverage to cover the costs associated with potential claims. Additionally, we attempt to pass much of the risk associated with potential defects in materials and workmanship on to the subcontractors performing the work and the suppliers and manufacturers of the materials and their insurance carriers. In such cases, we still may incur unanticipated costs if a subcontractor, supplier, manufacturer or its insurance carrier fails to honor its obligations regarding the work or materials it supplies to our projects. If the amount of actual claims materially exceeds our aggregate warranty reserves, any available insurance coverage and/or the amounts we can recover from our subcontractors and suppliers, our results of operations, cash flows, and financial condition may be adversely affected.

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

If we are not able to develop our communities successfully, our results of operations, cash flows, and financial condition could be adversely impacted.

Before a community generates any revenues, material expenditures are required to acquire land, to obtain development approvals and to construct significant portions of project infrastructure, amenities, model homes and sales facilities. It can take a year or more for a community development to achieve cumulative positive cash flow. Our inability to develop and market our communities successfully and to generate positive cash flows from these operations in a timely manner could have a material adverse effect on our ability to service our debt and to meet our working capital requirements.

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

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the entire U.S. economy, or the Washington, D.C. metro area, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our revenues, earnings and cash flows.

We do not own the Comstock brand or trademark, but use the brand and trademark pursuant to the terms of a perpetual license granted by Christopher Clemente, our Chief Executive Officer and Chairman of the Board.

Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed his ownership interest in the “Comstock” brand and trademark to us in perpetuity and free of charge. We routinely take steps, and occasionally take legal action, to protect it against infringement from third parties. Mr. Clemente has retained the right to continue to use the “Comstock” brand and trademark individually and through his affiliates, with respect to real estate development projects in our current or future markets that are unrelated to the Company but excluding products developed as new homes for sale. We will be unable to control the quality of projects undertaken by Mr. Clemente or others using the “Comstock” brand and trademark and therefore will be unable to prevent any damage to its goodwill that may occur. Consequently, our brand’s reputation could be damaged which could have a material adverse effect on our business, operations and cash flows.

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

Our consolidated indebtedness as of December 31, 2015 is approximately $45.4 million. Of this amount, approximately $20.8 million represents debt under our credit facilities and project related loans that mature during 2016. We are in active discussions with our lenders with respect to these maturities and are seeking extensions and modifications to the credit facilities and loans as necessary. If, for any reason, we are unable to refinance, extend or modify the existing indebtedness, these projects may be in default of their existing obligations, which may result in a foreclosure on the project collateral and loss of the project. Any such events could have a material adverse effect on our business, financial condition and results of operations.

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

At the scheduled maturity of our credit facilities or in the event of an acceleration of a debt facility following an event of default, the entire outstanding principal amount of the indebtedness under such facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

Our stock price has been volatile and we expect that it will continue to be volatile.

Our stock price has been volatile, and we expect it will continue to be volatile. During the year ended December 31, 2015, the closing price of our common stock ranged from a high of $7.70 to a low of $1.46. During this period, we completed the Reverse Stock Split, which also impacted the closing price of our Class A common stock. The volatility of our stock price may also be due to many factors including:

•	quarterly variations in our operating results;

•	general conditions in the homebuilding industry;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or of the homebuilding industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors;

•	material announcements by our construction lenders or the manufacturers and suppliers we use;

•	sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.

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

Our Class A common stock is listed on The NASDAQ Capital Market. In order to maintain the listing of our Class A common stock on The NASDAQ Capital Market, we must meet minimum financial, operating and other requirements, including requirements for a minimum amount of capital, a minimum price per share and active operations. We may fail to satisfy certain of these listing requirements. In the past, we have at times not met the minimum trading price and stockholders’ equity amount required for continued listing on the NASDAQ Capital Market. We have taken steps to remedy these deficiencies, including by completing the Reverse Stock Split to increase our trading price. However, if we fail to satisfy these or other continued listing requirements, we would be required to take steps to satisfy the applicable continued listing requirement or suffer delisting from The NASDAQ Capital Market. A delisting of our Class A common stock could adversely affect the market liquidity of our common stock, our ability to obtain financing and our ability to fund our operations.

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

Mr. Christopher Clemente and Mr. Greg Benson, a former member of our board of directors, own 100% of our outstanding Class B common stock, which, together with their shares of Class A common stock, represent approximately 75% of the combined voting power of all classes of our voting stock as of December 31, 2015. As a result, Messrs. Clemente and Benson, acting together, have control over us, the election of our board of directors and our management and policies. Messrs. Clemente and Benson, acting together, also have control over all matters requiring stockholder approval, including the amendment of certain provisions of our amended and restated certificate of incorporation and bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

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

Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 20,000,000 shares of Series A Junior Participating Preferred Stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders, even where stockholders are offered a premium for their shares. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of Class A common stock, including the loss of voting control. Any issuance of this type of preferred stock could impact the perception of potential future purchasers of our Class A common stock and could depress its market price.

During the period ended December 31, 2015, the Company authorized 3,000,000 shares of a new series of preferred stock designated as Series B Non-Convertible Preferred Stock (the “Series B Preferred Stock”). The shares of Series B Preferred Stock have a par value of $0.01 per share and a stated value of $5.00 per share. The Series B Preferred Stock has no conversion rights or voting rights other than required by applicable law. The Series B Preferred Stock earn dividends at a rate of 8.75% per annum. The dividends will accrue whether or not declared. The dividends are also cumulative and payable quarterly in arrears at the last day of each quarterly reporting period in the form of additional Series B Preferred Stock or in the sole discretion of the board of directors, in cash. On December 29, 2015, the Company issued 772,210 shares of Series B Preferred Stock in exchange for the conversion of an outstanding promissory note. See Item 7 – “Stonehenge Note Conversion” for additional information.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On December 31, 2009, the Company, through its affiliate, Comstock Property Management, L.C., entered into a three-year lease for approximately 7,620 square feet of office space for its corporate headquarters at 1886 Metro Center Drive, Reston, Virginia from Comstock Asset Management, L.C., an affiliate, wholly-owned by our Chief Executive Officer. On September 19, 2012, the Company amended the lease to add an additional 2,436 square feet of office space, or a total of 10,056 square feet, for its corporate headquarters, with an effective date of July 1, 2012. Concurrent with the amendment, the Company agreed to extend the term of the lease for five-years from the effective date of the amendment. This property is suitable and adequate to meet our current needs. See related party transactions in Note 10 in the accompanying consolidated financial statements for additional information.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market for Common Stock

Our Class A common stock is traded on NASDAQ under the symbol “CHCI”. On September 25, 2015, the Company effected a 1-for-7 reverse stock split of its issued and outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”). The Company’s Class A common stock continued trading on The Nasdaq Capital Market on a post-split basis on September 28, 2015. Pursuant to the reverse split, common stockholders received 1 share of common stock for every 7 shares of common stock owned with substantially the same terms and conditions prior to the split.

All shares related and per share information has been adjusted to give the effect to the Reverse Stock Split from the beginning of the earliest period presented. The following table sets forth the high and low sale prices of our Class A common stock, as reported on NASDAQ, for the periods indicated:

	High	Low
Fiscal Year Ended 2015
First quarter	$7.70	$6.44
Second quarter	$6.51	$3.64
Third quarter	$5.81	$2.94
Fourth quarter	$3.61	$1.46

	High	Low
Fiscal Year Ended 2014
First quarter	$14.21	$11.27
Second quarter	$11.13	$8.05
Third quarter	$9.80	$7.70
Fourth quarter	$8.47	$5.95

Holders

As of December 31, 2015, there were approximately 36 record holders of our Class A common stock. As of December 31, 2015, there were two holders of our Class B common stock. As of December 31, 2015, there were three holders of our newly issued Series B Preferred Stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

Issuer Purchases of Equity Securities

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to 0.4 million shares of our Class A common stock in one or more open market or privately negotiated transactions. In connection with its approval of the share repurchase program, the board of directors terminated the Company’s former share repurchase program that was adopted in February 2006. As of December 31, 2015, we repurchased 25 shares of our Class A common stock pursuant to our share repurchase program and 404 shares remained available for purchase. The authorization limits set forth in the Plan (as amended) have been proportionately reduced, as set forth above, as a result of the “Reverse Stock Split.”

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

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including multi-family, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Multi-family and Real Estate Services as further discussed in Note 2 of our consolidated financial statements. We are primarily focused on the Washington, D.C. market, which is the seventh largest metropolitan statistical area in the United States.

Homebuilding

Our expertise in developing various housing products enables us to focus on a wide range of opportunities within our core market. For our homebuilding operations, we develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or as investment properties sold to private or institutional investors. Our for-sale products are designed to attract first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market.

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

We believe that our significant experience, combined with our ability to navigate through two major housing downturns (early 1990s and late 2000s), have provided us the experience necessary to capitalize on attractive opportunities in our core market of Washington, D.C. and to rebuild stockholder value. We believe that our focus on the Washington, D.C. market, which has historically been characterized by economic conditions less volatile than many other major homebuilding markets, should provide an opportunity to generate attractive returns on investment and for growth.

Recent Developments

Reverse Stock Split

On September 25, 2015, the Company effected the Reverse Stock Split. The Company’s Class A common stock continued trading on The Nasdaq Capital Market on a post-split basis on September 28, 2015. Throughout this annual report on Form 10-K, a reference to a number of shares of the Company’s common stock, refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated.

Comstock Growth Fund II, L.C.

On December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company, was created for the purposes of extending loans to the Company. CGF II entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”).

Simultaneously on December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year upon payment of a $10 extension fee. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The Company pays an origination fee of 1% on the amount of the advance, up to an aggregate amount of $100, and a maintenance fee of 0.25% of the average outstanding balance of the loan on a quarterly basis. The loan will be used by the Company (i) to capitalize the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements and (iii) for general corporate purposes. We had approximately $5.0 million of outstanding borrowings at December 31, 2015. Subsequent to year-end, on January 8, 2016, the Company paid off the $5.0 million line of credit outstanding to CGF II at December 31, 2015. Concurrently, CDS redeemed all of its equity interest in CGF II.

Stonehenge Note Conversion

On December 29, 2015, the Company and Stonehenge entered into a Note Exchange and Subscription Agreement (the “Note Exchange Agreement”) pursuant to which the promissory note in the original principal amount of $4,500 issued by the Company to Stonehenge was exchanged for 772,210 shares of Series B Preferred Stock. The number of shares of Series B Preferred Stock received by Stonehenge in exchange for the Note represented the principal amount outstanding plus all accrued but unpaid interest under the promissory note as of December 29, 2015, which was $3,861. The Note was cancelled in its entirety on December 29, 2015. The Series B Preferred Stock will earn dividends at a rate of 8.75% per annum accruing from the effective date of the Note Exchange Agreement. The dividends will accrue whether or not declared. The dividends are also cumulative and payable in-kind quarterly in arrears at the last day of each quarterly reporting period in the form of additional Series B Preferred Stock or in the sole discretion of the board of directors, in cash. As a result of the Stonehenge Note conversion, the Company realized a taxable gain of $1.0 million. See Note 18 for further discussion on the taxable gain.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new potential acquisitions, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and we believe will continue to include, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities. See Note 8 in the accompanying consolidated financial statements for more details on our credit facilities and Note 3 in the accompanying consolidated financial statements for details on private placement offerings in 2015 and 2014.

As of December 31, 2015, $20.8 million of the Company’s credit facilities and project related loans were set to mature during 2016. As of April 1, 2016, the Company has successfully extended all obligations with Lenders through June 30, 2016, as more fully described in Note 8 and Note 20, and we are actively engaging our lenders seeking long term extensions and modifications to the loans where necessary. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default.

The current performance of our projects has met all required servicing obligations and we have maintained compliance with the financial covenants required by the facilities. We are anticipating that with successful resolution of the debt extension discussions with our lenders, the recently completed capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. Refer to Note 20 for further discussion regarding extensions and other subsequent events impacting our credit facilities.

Cash Flow

Net cash provided by operating activities was $2.6 million for the year ended December 31, 2015. The $2.6 million net cash from operations in 2015 was primarily due to $1.6 million of releases of inventories associated with the increased number of units settled and $0.6 million of net reductions in other assets mainly due to deposit refunds related to land purchase options. The $5.2 million used in operating activities in 2014 was primarily due to $3.7 million for acquisition of inventories, $2.1 million in additional deposits made to secure land purchase contracts, partially offset by $0.6 million in higher accrued interest and $0.2 million collected from trade receivables.

Net cash used in investing activities was $0.7 million for the year ended December 31, 2015. This was primarily attributable to the increase in deposits to escrow accounts held as collateral for certain letters of credit of $0.6 million and $0.2 million in purchase of capital assets. Net cash provided by investing activities was $0.3 million for the year ended December 31, 2014. This was primarily attributable to the release of insurance deposits of $1.0 million offset by $0.3 million of deposits to escrow accounts held as collateral for certain letters of credit, $0.3 million in purchases of capital assets and $0.2 million in net notes receivable originated to a third party in the third quarter of 2014.

Net cash provided by financing activities was $3.1 million for the year ended December 31, 2015. This was primarily attributable to an increase in borrowings, net of payments, on notes payable of $3.2 million and an increase in contributions from non-controlling interests, net of distributions paid, of $0.1 million; offset by stock repurchases of $0.1 million and $0.1 million in additional loan financing costs. Net cash provided by financing activities was $0.6 million for the year ended December 31, 2014. This was primarily attributable to an increase in borrowings, net of payments, on notes payable of $15.6 million, offset by distributions to non-controlling interest of $14.6 million, increases in deferred financing charges of $0.2 million, and stock repurchases of $0.1 million.

Share Repurchase Program

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to 0.4 million shares of our Class A common stock in one or more open market or privately negotiated transactions. In connection with its approval of the share repurchase program, the board of directors terminated the Company’s former share repurchase program that was adopted in February 2006.

During the years ended December 31, 2015 and 2014, we repurchased 11 and 14 shares, respectively, of our Class A common stock under the repurchase program. As of December 31, 2015 404 shares of our Class A common stock remain available for repurchase pursuant to our share repurchase program.

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

Real estate inventories

Real estate inventories include land, land development costs, construction and other costs. Real estate held for development and use is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative estimated sales value method. Direct construction costs are assigned to units based on specific identification, when practical, or based upon the relative sales value method. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. We also use our best estimate at the end of a reporting period to capitalize estimated construction and development costs. Costs incurred to sell real estate are capitalized to the extent they are reasonably expected to be recovered from the sale of the project and are tangible assets or services performed to obtain regulatory approval of sales. Other selling costs are expensed as incurred.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions, and any other circumstances that may affect fair value including management’s plans for the property. As of December 31, 2015 and 2014, the Company did not have any development projects considered to be held for sale.

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

We consider revenue to be from homebuilding when there is a structure built or being built on the lot at closing when we have received cash and the title is transferred along with the risks and rewards of ownership. Sales of lots occur, and are included in other revenues, when we sell raw land or finished home sites in advance of any home construction.

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

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Expected volatilities are calculated based on our historical trading activities. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the simplified method which assumes that the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by Accounting Standards Codification (“ASC”) 718, Stock Compensation.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Use of estimates

The preparation of the financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized in the valuation of real estate inventories, including estimated construction and development costs, valuation of deferred tax assets, valuation of equity-based compensation, capitalization of costs, consolidation of variable interest entities and warranty reserves.

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

Orders, backlog and cancellations

The following table summarizes certain information related to new orders, settlements and backlog for the twelve months ended December 31, 2015 and 2014.

	Twelve Months Ended December 31,
	2015	2014
Gross new orders	146	116
Cancellations	22	18
Net new orders	124	98
Gross new order revenue	$69,070	$54,989
Cancellation revenue	$10,971	$7,518
Net new order revenue	$58,099	$47,471
Average gross new order price	$473	$474
Settlements	123	102
Settlement revenue - homebuilding	$60,132	$47,378
Average settlement price	$489	$464
Backlog units	25	24
Backlog revenue	$10,785	$12,430
Average backlog price	$431	$518

Revenue – homebuilding

The number of units delivered for the year ended December 31, 2015 increased by 21 to 123 as compared to 102 units for the year ended December 31, 2014. Average revenue per unit delivered increased by $25 to $489 for the year ended December 31, 2015 as compared to $464 for the year ended December 31, 2014. Revenue from homebuilding increased by $12.7 million to $60.1 million for the year ended December 31, 2015 as compared to $47.4 million for the year ended December 31, 2014. For the year ended December 31, 2015, the Company settled 123 units (37 units at The Hampshires, 30 units at Falls Grove, 24 units at Maxwell Square, 20 units at Shady Grove, 7 units at Hall Road, and 5 units at Two Rivers), as compared to 102 units (37 units at The Hampshires, 13 units at Eastgate, 35 units at Falls Grove, 8 units at Maxwell Square, and 9 units at Shady Grove) for the year ended December 31, 2014. Gross new order revenue, consisting of revenue from all units sold, for the year ended December 31, 2015 was $69.1 million on 146 units as compared to $55.0 million on 116 for the year ended December 31, 2014. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the year ended December 31, 2015 was $58.1 million on 124 units as compared to $47.5 million on 98 units for the year ended December 31, 2014. The increases noted in sales, revenue and average sales price were a result of the increase in the number of homes settled and mix of units settled. Our homebuilding gross margin percentage for the year ended December 31, 2015 decreased by 5.3% to 14.2%, as compared to 19.5% for the year ended December 31, 2014. The decrease noted in margins was mainly a result of the number and mix of units settled and higher land and overhead costs as a percentage of homebuilding revenue in certain of our new communities that started settling during the year.

Revenue – other

Revenue – other increased approximately $0.6 million to $1.2 million during the year ended December 31, 2015, as compared to $0.6 million for the year ended December 31, 2014. The increase primarily relates to revenue from real estate services.

Cost of sales – homebuilding

Cost of sales – homebuilding for the year ended December 31, 2015 increased by $13.5 million to $51.6 million as compared to $38.1 million for the year ended December 31, 2014. The number of units settled and mix of homes settled during the year ended December 31, 2015 accounted for the increase in cost of sales.

Cost of sales – other

Cost of sales – other increased approximately $0.2 million to $0.6 million during the year ended December 31, 2015 as compared to $0.4 million for the year ended December 31, 2014. The increase primarily relates to our real estate services activities and is consistent with the increase in Revenue – other.

Impairment charges and write-offs

We evaluate all of our projects to the extent of the existence of any impairment indicators requiring evaluation to determine if recorded carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale.

During 2015, as a result of our impairment analysis, the Company wrote off $2.8 million in feasibility, site securing, predevelopment, design, carry costs and related costs for three communities in the Washington, D.C. metropolitan area due to inventory delivery delays and inefficiencies which led to the Company re-evaluating the lot takedown strategy. The inventory was deemed impaired in December 2015 and was written down due to changes made to the scheduled lot take down strategy, offers received for the properties or changes in zoning requirement.

In 2014, we wrote-off $2.7 million in land, land development, and design costs for one community in the Washington, D.C. metropolitan area. The write-off occurred in December 2014 due to a revision in our previous disposition strategy. The impairment charges were recorded in the “Impairment charges and write-off” line within the accompanying consolidated statement of operations.

Interest and real estate tax expense

Interest and real estate tax expense for the year ended December 31, 2015 increased to $547 from $26 for the year ended December 31, 2014. The primary reason for the increase is due to the amount of interest charges that did not qualify for interest capitalization because the interest charges were in excess of the weighted average of the rates applicable to entity level borrowings.

Income taxes

During the year ended December 31, 2015, the Company recorded an out of period adjustment to reverse the valuation allowance, resulting in the recognition of a deferred tax benefit of $121, offset by income tax expense of $436, both related to the New Hampshire Avenue project in Washington, D.C. Additionally, as a result of the conversion of the Stonehenge Note to Series B Preferred Stock, the Company realized a taxable gain on conversion, releasing $1.0 million of the deferred valuation allowance. The effective tax rate for the years ended December 31, 2015 and 2014 was 5.6% and 4.5%, respectively.

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

Inflation

Inflation can have a significant impact on our business performance and the homebuilding industry in general. Rising costs of land, transportation costs, utility costs, materials, labor, overhead, administrative costs and interest rates on floating credit facilities can adversely affect our business performance. In addition, rising costs of certain items, such as lumber, can adversely affect the expected profitability of our backlog. Generally, we have been able to recover any increases in costs through increased selling prices. However, there is no assurance we will be able to increase selling prices in the future to cover the effects of inflation and other cost increases.

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

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded, as of December 31, 2015, that our disclosure controls and procedures were effective, and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2015, our internal control over financial reporting is effective.

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PA RT III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders or the Annual Report on Form 10-K/A, except that the information relating to our executive officers is included in Item 1, “Business – Executive Officers” of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders or the Annual Report on Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders or the Annual Report on Form 10-K/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders or the Annual Report on Form 10-K/A.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

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

(3) Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.5	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on January 4, 2016).

4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.1	Lease Agreement, dated as of January 31, 2004, with Comstock Partners, L.C. (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.2	Agreement of Sublease, dated as of October 1, 2004, with Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.3	Form of Indemnification Agreement (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.4	Form of Promissory Note to be issued to each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub by each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc. (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.5	Form of Tax Indemnification Agreement to be entered into by each of Christopher Clemente, Gregory Benson, James Keena and Lawrence Golub with each of Comstock Holding Company, Inc., Comstock Homes, Inc., Sunset Investment Corp., Inc. and Comstock Service Corp., Inc. (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.6	2004 Long-Term Incentive Compensation Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.7	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.8	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan(incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005). +

10.9	Employee Stock Purchase Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.10	Purchase and Sale Agreement, dated as of November 9, 2004, as amended, with Fair Oaks Penderbrook Apartments L.L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

10.11	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

Exhibit Number	Exhibit

10.12	Employment Agreement with Christopher Clemente (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.13	Employment Agreement with Gregory Benson (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.14	Confidentiality and Non-Competition Agreement with Christopher Clemente (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.15	Confidentiality and Non-Competition Agreement with Gregory Benson (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.16	Trademark License Agreement (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.17	Purchase Agreement, dated as of November 12, 2004 with Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

10.18	Description of Reimbursement and Indemnification Arrangement with Christopher Clemente and Gregory Benson (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005).

10.19	Stock Purchase Agreement with Parker-Chandler Homes, Inc. and the Selling Stockholders identified therein, dated as of January 19, 2006 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006).

10.20	Form of purchase agreement, dated as of May 5, 2006, as amended as of May 9, 2006, by and between the Company and the purchasers identified therein (incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2006).

10.21	Form of warrant (incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2006).

10.22	Note Purchase Agreement with Kodiak Warehouse LLC, dated as of May 4, 2006 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006).

10.23	Junior Subordinated Indenture with Wells Fargo Bank, N.A., dated as of May 4, 2006 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006).

10.24	Credit Agreement with Wachovia Bank, N.A., dated as of May 26, 2006 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006).

10.25	Stock Purchase Agreement with Capitol Homes, Inc. and the Selling Shareholders identified therein, dated as of May 1, 2006 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006).

10.26	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.27	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.28	Supplement to Indenture, dated as of January 7, 2008, by and between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.29	Amended and Restated Indenture, dated as of March 14, 2008, by and between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

Exhibit Number	Exhibit

10.30	Forbearance and Conditional Release Agreement, dated as of November 25, 2008, by and among Highland Avenue Properties, LLC, Comstock Homes of Atlanta, LLC, the Registrant and Bank of American, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.31	Sixth Loan Modification Agreement, dated as of November 26, 2008, by and among the Registrant and Bank of America, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.32	Amended and Restated Promissory Note (Tribble Road Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.33	Loan Modification and Forbearance Agreement, dated as of December 10, 2008, by and among the Registrant, various wholly owned subsidiaries as guarantors and Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.34	Amended and Restated Promissory Note (Revolving Line of Credit), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.35	Amended and Restated Promissory Note (Term Loan), dated as of December 10, 2008, by the Registrant in favor of Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.36	Consensual Foreclosure and Settlement Agreement, dated August 17, 2009, by and among the Registrant, et.al. and Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.37	Third Amendment of Loan Agreement, dated September 16, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.38	Settlement Agreement and Mutual Release, dated September 21, 2009, by and among Registrant, Mathis Partners, LLC and Cornerstone Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.39	Forbearance Agreement, dated September 28, 2009, by and among Comstock Cascades, L.C., the Registrant and Manufacturers and Traders Trust Company (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.40	Forbearance and Conditional Release Agreement, dated September 28, 2009, by and among Comstock Belmont Bay 89, L.C., the Registrant and Manufacturers and Traders Trust Company (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.41	First Amendment to Loan Agreement, dated October 30, 2009, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., the Registrant and Key Bank National Association (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.42	Forbearance and Conditional Release Agreement, dated November 10, 2009, by and among Comstock Homes of Raleigh, L.L.C., the Registrant and Fifth Third Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.43	Forbearance Agreement and Second Amendment to Loan Agreement, dated January 27, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.44	Fourth Amendment to Sublease Agreement and Services Agreement, dated February 26, 2009, with Comstock Asset Management (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.45	Subordinated Deficiency Note, dated as of September 21, 2009, by the Registrant in favor of Cornerstone Bank., successor-in-interest to Haventrust Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

Exhibit Number	Exhibit

10.46	Amended and Restated Subordinated Deficiency Note, dated as of November 5, 2009, by the Registrant in favor of Wachovia Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.47	Bankruptcy filing for Buckhead Overlook, LLC, filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.48	Bankruptcy filing for Post Preserve, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.49	Bankruptcy filing for Parker Chandler Homes, LLC f/k/a Comstock Homes of Atlanta, LLC filed November 2009 in the U.S. Bankruptcy Court, Northern District of Georgia, Atlanta Division (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.50	Lease Agreement, dated on or about December 31, 2009, with Comstock Asset Management, L.C. by Comstock Property Management, L.C., a subsidiary of Registrant (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.51	License Agreement, effective January 1, 2010, with I-Connect (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.52	Letter of Intent, effective February 12, 2010, by and between Registrant and Stonehenge Funding, L.C. and Subordination and Standstill Agreements between Registrant and Guggenheim Corporate Funding, LLC and between Registrant and Key Bank, National Association (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.53	Seventh Loan Modification Agreement dated as of February 25, 2010, by and among the Registrant and Bank of America, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.54	Memorandum Opinion, filed February 23, 2010, by the US District Court in favor of Comstock Potomac Yard, L.C., a subsidiary of Registrant, against Balfour Beatty Construction, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.55	Purchase Agreement, dated October 30, 2009, by and between Comstock Station View, L.C. and M/I Homes of DC, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.56	Second Amended and Restated Indenture, dated as of February 12, 2010, by and among the Registrant and Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010).

10.57	Amended and Restated Senior Note, effective February 12, 2010, by and among, Stonehenge Funding, LC, the Registrant and Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010).

10.58	Employment Agreement with Joseph M. Squeri (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010). +

10.59	Confidentiality and Non-Competition Agreement with Joseph M. Squeri (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010). +

10.60	Loan Agreement, dated as of January 27, 2011, by and among Comstock Potomac Yard, L.C. and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2011).

Exhibit Number	Exhibit

10.61	Loan Agreement, dated as of February 11, 2011, by and among Comstock Cascades II, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2011).

10.62	Credit Enhancement and Indemnification Agreement, dated February 17, 2011, by and between Registrant and Christopher D. Clemente and Gregory V. Benson (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2011).

10.63	Loan Agreement, dated as of July 12, 2011, by and among Comstock Potomac Eclipse, L.C. and BCL Eclipse, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July 15, 2011).

10.64	Guaranty, Pledge and Security Agreement, dated as of July 12, 2011, by Comstock Homebuilding Companies, Inc. and Comstock Emerald Farm, L.C. to and for the benefit of BCL Eclipse, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July 15, 2011).

10.65	Warrant, dated as of July 12, 2011, in the name of BridgeCom Development I, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July 15, 2011).

10.66	Registration Rights Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July 15, 2011).

10.67	Right of First Refusal and First Offer Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July 15, 2011).

10.68	Loan Agreement, dated as of October 5, 2011, by and among Comstock Penderbrook, L.C. and BCL Penderbrook, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.69	Contract of Sale Agreement, dated as of October 31, 2011, by and among Comstock Cascades II, L.C. and CAPREIT Acquisition Corporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.70	Loan Agreement, dated as of May 29, 2012, by and among Eagle Bank and Comstock Potomac Yard, L.C and Comstock Penderbrook, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.71	Loan agreement, dated as of August 23, 2012, by and between Eagle Bank and New Hampshire Ave. Ventures, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.72	Loan agreement, dated as of September 27, 2012, by and between Cardinal Bank and Comstock Eastgate, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.73	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.74	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.75	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.76	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

Exhibit Number	Exhibit

10.77	Form of Subscription Agreement, dated March 14, 2013, between Comstock Investors VII, L.C. and Subscriber, with accompanying Schedule A identifying the other Subscription Agreements (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2013).

10.78	Loan agreement, dated as of May 8, 2013, by and between Cardinal Bank and Comstock Yorkshire, L.C. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2013).

10.79	Loan agreement, dated as of September 30, 2013, by and between Eagle Bank and Comstock Maxwell Square, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2013).

10.80	Deferred Purchase Money Promissory Note and a Secured First Deed of Trust dated September 13, 2013 between Comstock Hall Road L.C. and certain of the sellers named therein (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2013).

10.84	Form of Subscription Agreement, dated December 12, 2013, between Comstock Investors VIII L.C., and [-], with accompanying Schedule A identifying other Subscription (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2014).

10.85	Loan agreement, dated December 30, 2013, between Comstock Hall Road, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2014).

10.86	Separation Agreement, dated June 24, 2014, between Comstock Holding Companies, Inc. and Gregory V. Benson (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2014).

10.87	Guidance Line of Credit and Security Agreement, dated July 15, 2014 between the Registrant and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014).

10.88	Revolving Line of Credit Note, dated July 15, 2014, between the Registrant and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014).

10.89	Revolving Line of Credit Note, dated July 23, 2014, between Comstock Yorkshire, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014).

10.90	Amended and Restated Promissory Note, dated December 18, 2014, between Comstock Holding Companies, Inc. and Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.91	Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.92	Loan agreement, dated December 19, 2014, between Comstock Two Rivers II, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.93	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer & Trust Company, LLC dated March 27, 2015 (incorporated by reference to an Exhibit to the current report on Form 8-K filed with the Commission on March 27, 2015).

10.94	Loan agreement, dated February 20, 2015, between Comstock Stone Ridge, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015).

10.95	Loan agreement, dated March 17, 2015, between Comstock Two Rivers I, L.C. and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015).

10.96	Subscription Agreement and Operating Agreement, dated June 26, 2015, between Comstock Investors IX, L.C., and [-], with accompanying Schedule A identifying other Subscription (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2015).

10.97*	Note Exchange and Subscription Agreement, dated December 29, 2015, between Comstock Holding Companies, Inc. and Stonehenge Funding, LC.

Exhibit Number	Exhibit

10.98*	Revolving Line of Credit Promissory Note, dated December 29, 2015, between Comstock Holding Companies, Inc. and Comstock Growth Fund II, L.C.

14.1(2)	Code of Ethics (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

21.1*	List of subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
+	Management contracts or compensatory plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: April 1, 2016	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and Chief Executive	April 1, 2016
Christopher Clemente	Officer (Principal Executive Officer)

/s/ CHRISTOPHER L. CONOVER	Interim Chief Financial Officer	April 1, 2016
Christopher L. Conover	(Principal Financial Officer and Principal Accounting Officer)

/s/ A. CLAYTON PERFALL	Director	April 1, 2016
A. Clayton Perfall

/s/ DAVID M. GUERNSEY	Director	April 1, 2016
David M. Guernsey

/s/ JAMES A. MACCUTCHEON	Director	April 1, 2016
James A. MacCutcheon

/s/ NORMAN D. CHIRITE	Director	April 1, 2016
Norman D. Chirite

/s/ ROBERT P. PINCUS	Director	April 1, 2016
Robert P. Pincus

/s/ SOCRATES VERSES	Director	April 1, 2016
Socrates Verses

/s/ JOSEPH M. SQUERI	Director	April 1, 2016
Joseph M. Squeri

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Comstock Holding Companies, Inc.:

In our opinion, the accompanying consolidated financial statements listed on page F-1 present fairly, in all material respects, the financial position of Comstock Holding Companies, Inc. and subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

April 1, 2016

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$12,448	$7,498
Restricted cash	2,566	1,779
Trade receivables	332	110
Real estate inventories	38,223	40,889
Fixed assets, net	394	395
Other assets	4,515	5,696

TOTAL ASSETS	$58,478	$56,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$7,638	$8,538
Notes payable - secured by real estate inventories	24,823	28,379
Notes payable - due to affiliates, unsecured, net of discount	19,028	15,488
Notes payable - unsecured	1,548	2,064
Income taxes payable	—	43

TOTAL LIABILITIES	53,037	54,512

Commitments and contingencies (Note 15)	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 772,210 issued and outstanding shares with a liquidation preference of $3,861 at December 31, 2015 and 0 shares authorized, issued and outstanding at December 31, 2014	$1,174	$—
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 2,997,437 and 2,726,455 issued and outstanding, respectively	30	27
Class B common stock, $0.01 par value, 390,500 shares authorized, issued and outstanding	4	4
Additional paid-in capital	175,963	171,639
Treasury stock, at cost (85,570 and 74,576 shares Class A common stock, respectively)	(2,662)	(2,583)
Accumulated deficit	(175,785)	(171,218)

TOTAL COMSTOCK HOLDING COMPANIES, INC. (DEFICIT)	(1,276)	(2,131)
Non-controlling interests	6,717	3,986

TOTAL EQUITY	5,441	1,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,478	$56,367

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2015	2014
Revenues
Revenue—homebuilding	$60,132	$47,378
Revenue—other	1,244	587

Total revenue	61,376	47,965

Expenses
Cost of sales—homebuilding	51,583	38,133
Cost of sales—other	551	372
Impairment charges and write-offs	2,765	2,695
Sales and marketing	2,076	2,130
General and administrative	7,410	7,585
Interest and real estate tax expense	547	26

Operating loss	(3,556)	(2,976)
Other income, net	861	230

Loss before income tax benefit (expense)	(2,695)	(2,746)
Income tax benefit (expense)	732	(368)

Net loss	(1,963)	(3,114)
Less: Net income attributable to non-controlling interests	2,604	3,725
Net loss attributable to Comstock Holding Companies, Inc.	$(4,567)	$(6,839)

Basic loss per share	$(1.43)	$(2.27)
Diluted loss per share	$(1.43)	$(2.27)

Basic weighted average shares outstanding	3,198	3,012
Diluted weighted average shares outstanding	3,198	3,012

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Series B						Additional		Retained	Non-	Total
	Preferred Stock		Class A		Class B		paid-in	Treasury	earnings	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	(deficit)	interest
Balance at December 31, 2013	—	$—	2,661	$27	390	$4	$170,993	$(2,480)	$(164,379)	$14,894	$19,059
Stock compensation and issuances	—	—	67	—			571				571
Warrants	—	—	23	—	—	—	163	—	—	—	163
Shares withheld related to net share settlement of restricted stock awards	—	—	(25)	—	—	—	(88)	—	—	—	(88)
Stock repurchases	—	—	—	—	—	—	—	(103)	—	—	(103)
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	(14,633)	(14,633)
Net (loss) income	—	—	—	—	—	—	—	—	(6,839)	3,725	(3,114)

Balance at December 31, 2014	—	$—	2,726	$27	390	$4	$171,639	$(2,583)	$(171,218)	$3,986	$1,855
Stock compensation and issuances	—	—	271	3	—	—	1,125	—	—	—	1,128
Warrants	—	—	12	—	—	—	304	—	—	—	304
Shares withheld related to net share settlement of restricted stock awards	—	—	(12)	—	—	—	(32)	—	—	—	(32)
Stonehenge note conversion (net of tax expense of $1,045)	772	1,174	—	—	—	—	1,642	—	—	—	2,816
Stock repurchases	—	—	—	—	—	—	—	(79)	—	—	(79)
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	2,450	2,450
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	(2,323)	(2,323)
Loan commitment on related party line of credit	—	—	—	—	—	—	1,285	—	—	—	1,285
Net (loss) income	—	—	—	—	—	—	—	—	(4,567)	2,604	(1,963)

Balance at December 31, 2015	772	$1,174	2,997	$30	390	$4	$175,963	$(2,662)	$(175,785)	$6,717	$5,441

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,963)	$(3,114)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of loan discount and deferred financing fees	283	304
Deferred income tax benefit	(1,057)	—
Depreciation expense	164	100
Provision for bad debt	—	10
Gain on derivative	(696)	(32)
Earnings from unconsolidated joint venture, net of distributions	(36)	32
Impairment charges and write-offs, net	2,765	2,695
Amortization of stock compensation	94	295
Changes in operating assets and liabilities:
Restricted cash	(177)	(6)
Trade receivables	(222)	226
Real estate inventories	1,562	(3,717)
Other assets	649	(2,727)
Accrued interest	980	815
Accounts payable and accrued liabilities	257	198
Income taxes payable	(43)	(303)

Net cash provided by (used in) operating activities	2,560	(5,224)

Cash flows from investing activities:
Purchase of fixed assets	(163)	(252)
Note receivable	32	(173)
Restricted cash	(610)	685

Net cash (used in) provided by investing activities	(741)	260

Cash flows from financing activities:
Proceeds from notes payable	43,301	43,463
Payments on notes payable	(40,078)	(27,857)
Loan financing costs	(108)	(243)
Distributions to non-controlling interests	(2,323)	(14,633)
Contributions from non-controlling interests	2,450	—
Proceeds from exercise of stock options	—	26
Taxes paid related to net share settlement of equity awards	(32)	(86)
Repurchase of stock	(79)	(103)

Net cash provided by financing activities	3,131	567

Net increase (decrease) in cash and cash equivalents	4,950	(4,397)
Cash and cash equivalents, beginning of period	7,498	11,895

Cash and cash equivalents, end of period	$12,448	$7,498

Supplemental cash flow information:
Interest paid, net of interest capitalized	$(412)	$(806)
Income taxes paid	$(519)	$(669)

Supplemental disclosure for non-cash activity:
Increase in class A common stock par value in connection with issuance of stock compensation	$1	$5
Increase in class A common stock par value in connection with CGF Private Placement	$2	$—
Increase in additional paid-in capital in connection with issuance of class A common stock under the CGF Private Placement	$903	$—
Increase in Series B preferred stock at par value in connection with Stonehenge Note conversion	$1,174	$—
Increase in additional paid-in capital in connection with issuance of preferred stock related to the Stonehenge Note conversion	$2,687	$—
Accrued liability settled through issuance of stock	$99	$225
Receivables arising from notes payable due - proceeds due to the Company from CGF	$—	$823
Discount on notes payable	$(605)	$(1,279)
Loan commitment on related party line of credit - CGF II	$1,285	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data, number of units, or as otherwise noted)

1. ORGANIZATION

Comstock Holding Companies, Inc. is a multi-faceted real estate development and construction services company focused on the Washington, D.C. metropolitan area (Washington D.C., Northern Virginia and Maryland suburbs of Washington D.C.). The Company has substantial experience with building a diverse range of products including multi-family units, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. References in this Annual Report on Form 10-K to “Comstock,” “Company,” “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise. Our business was founded in 1985 as a residential land developer and home builder focused on the Washington, D.C metro market.

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

Liquidity Developments

We require capital to operate, to post deposits on new potential acquisitions, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and should continue to include, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. The Company is involved in ongoing discussions with lenders and equity sources in order to obtain additional growth capital to fund various new business opportunities. See Note 8 for more details on our credit facilities and Note 3 for details on private placement offerings in 2015 and 2014.

As of December 31, 2015, $20.8 million of the Company’s credit facilities and project related loans were set to mature during 2016. As of April 1, 2016, the Company has successfully extended all obligations with Lenders through June 30, 2016, as more fully described in Note 8 and Note 20, and we are actively engaging our lenders seeking long term extensions and modifications to the loans where necessary. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default.

The current performance of our projects has met all required servicing obligations and we have maintained compliance with the financial covenants required by the facilities. We are anticipating that with successful resolution of the debt extension discussions with our lenders, the recently completed capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. Refer to Note 20 for further discussion regarding extensions and other subsequent events impacting our credit facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies and practices used in the preparation of the consolidated financial statements is as follows:

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has control of the entity, in which case the entity would be consolidated. The Company had one joint venture investment accounted for using the equity method as of December 31, 2015 and 2014.

Reverse Stock Split

On September 25, 2015, the Company effected a 1-for-7 reverse stock split of its issued and outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”). Additionally, the number of authorized shares of Class A common stock was reduced from 77,266,500 shares to 11,038,071 shares and the number of authorized shares of Class B common stock was reduced from 2,733,500 shares to 390,500 shares with no change to the par value per share. Pursuant to the Reverse Stock Split, common stockholders received 1 share of common stock for every 7 shares of common stock owned with substantially the same terms and conditions prior to the split.

Throughout this annual report on Form 10-K, a reference to a number of shares of the Company’s common stock, refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated.

Cash and cash equivalents and restricted cash

Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. At times, the Company may have deposits with institutions in excess of federally insured limits. We monitor the cash balances in our bank accounts and adjust the balance as appropriate. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial market. At December 31, 2015 and 2014, the Company had restricted cash of $2.6 million and $1.8 million, respectively, which include $1.0 million in deposits, with an insurance provider as security for future claims.

Real estate inventories

Real estate inventories include land, land development costs, construction and other costs. Real estate held for development and use is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. We also use our best estimate at the end of a reporting period to capitalize estimated construction and development costs. Costs incurred to sell real estate are capitalized to the extent they are reasonably expected to be recovered from the sale of the project and are tangible assets or services performed to obtain regulatory approval of sales. Other selling costs are expensed as incurred.

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

Capitalized interest and real estate taxes

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate inventories during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate inventories are expensed as a component of cost of sales as related units are settled.

The following table is a summary of interest and real estate taxes incurred, capitalized and expensed for units settled:

	Twelve Months Ended December 31
	2015	2014
Total interest incurred and capitalized	$3,295	$2,557
Total real estate taxes incurred and capitalized	400	234

Total interest and real estate taxes incurred and capitalized	$3,695	$2,791

Interest expensed as a component of cost of sales	$2,346	$557
Real estate taxes expensed as a component of cost of sales	258	175

Interest and real estate taxes expensed as a component of cost of sales	$2,604	$732

The amount of interest from entity level borrowings that we are able to capitalize in accordance with the accounting standards is dependent upon the average accumulated expenditures that exceed project specific borrowings. Additionally, when a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but are rather expensed in the period in which they are incurred. The following is a breakdown of the interest and real estate taxes expensed in the consolidated statement of operations for the periods presented:

	Twelve Months Ended December
	2015	2014
Interest incurred and expensed from entity level borrowings	$534	$—
Real estate taxes incurred and expensed for inactive projects	13	26

	$547	$26

Fixed assets

Fixed assets are carried at cost less accumulated depreciation and are depreciated on the straight-line method over their estimated useful lives as follows:

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

During 2008, the Company recorded an additional $241 in warranty reserves to cover costs and claims related to a project in North Carolina. In August 2014, the Company settled the claim for $59, including legal costs, releasing the Company from future claims and costs related to this project and accordingly reduced the warranty reserve by $182. The warranty reserve was recorded as a reduction to homebuilding cost of sales in the third quarter of 2014.

The following table is a summary of warranty reserve activity, which is included in accounts payable and accrued liabilities:

	Years ended December 31,
	2015	2014
Balance at beginning of period	$492	$510
Additions	246	454
Releases and/or charges incurred	(426)	(472)

Balance at end of period	$312	$492

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

Advertising costs

The total amount of advertising costs charged for the year ended December 31, 2015 was $725, of which $714 was charged to sales and marketing and $11 was charged to general and administrative expenses. The total amount of advertising costs charged for the year ended December 31, 2014 was $743, of which $730 was charged to sales and marketing and $13 was charged to general and administrative expenses.

Stock compensation

As discussed in Note 12, the Company sponsors stock option plans and restricted stock award plans. The Company accounts for its share-based awards pursuant to Accounting Standards Codification (“ASC”) 718, Share Based Payments. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. For the year ended December 31, 2015 and 2014, total stock-based compensation cost was $124 and $319, respectively. Of this amount, $74 and $271 was charged to ‘general and administrative’ expenses for the years ended December 31, 2015 and 2014, respectively, and $19 and $24 was charged to ‘cost of sales-other’ for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, $31 and $24 was capitalized to ‘Real estate inventories’, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Loss per share

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the years ended December 31, 2015 and 2014 are presented on the consolidated statement of operations. Restricted stock awards, stock options and warrants for the years ended December 31, 2015 and 2014 are included in the diluted loss per share calculation using the treasury stock method and average market prices during the periods, unless the restricted stock award, stock options and warrants would be anti-dilutive.

As a result of net losses for the years ended December 31, 2015 and 2014, the following shares have been excluded from the diluted share computation as their inclusion would be anti-dilutive:

	Twelve Months Ended December
	2015	2014
Restricted stock awards	10	22
Stock options	—	28
Warrants	—	54

	10	104

Comprehensive income

For the years ended December 31, 2015 and 2014, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the consolidated financial statements.

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

	Homebuilding	Multi-Family	Real Estate Services	Total
Twelve Months Ended December 31, 2015
Gross revenue	$60,132	$—	$1,244	$61,376
Gross profit	8,549	—	693	9,242
Net (loss) income	(2,656)	—	693	(1,963)
Total assets	58,387	—	91	58,478
Depreciation and amortization	288	—	—	288
Interest expense	534	—	—	534

Twelve Months Ended December 31, 2014
Gross revenue	$47,378	$—	$587	$47,965
Gross profit	9,245	—	215	9,460
Net (loss) income	(3,320)	—	206	(3,114)
Total assets	56,028	—	339	56,367
Depreciation and amortization	419	—	—	419
Interest expense	—	—	—	—

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to the current-year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

Recent accounting pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis. The new guidance provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity, amending the criteria for consolidating such an entity and eliminating the deferral provided under previous guidance for investment companies. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a Variable Interest Entity (“VIE”) primary beneficiary determination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. This guidance is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. The guidance within ASU 2015-03 will be effective for the Company’s first fiscal year beginning after December 15, 2015, but early adoption is permitted. This guidance is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for one year, which would make the guidance effective for the Company’s first fiscal year beginning after December 15, 2017. Additionally, the FASB has also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-07”). ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. This guidance is not expected to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this new standard will have on our financial statements.

Other accounting pronouncements issued or effective during the year ended December 31, 2015 are not applicable to us and are not anticipated to have an effect on our consolidated financial statements.

3. CONSOLIDATION OF VARIABLE INTEREST ENTITIES

GAAP requires a VIE to be consolidated by the company that is the primary beneficiary. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method. Comstock’s variable interests in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided and or guaranteed to a VIE. We examine specific criteria and use judgment when determining if Comstock is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions and contracts to purchase assets from VIEs.

Consolidated Real Estate Inventories

Included within the Company’s real estate inventories at December 31, 2015 and 2014 are several projects that are determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During 2015 and 2014, New Hampshire Ave. Ventures, LLC distributed $2.0 million and $3.2 million to its non-controlling interest member, 6000 New Hampshire Avenue, LLC, respectively.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of the Company and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units in Loudoun County, Virginia (the “Eastgate Project”). The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. During 2015 and 2014, Comstock Eastgate, L.C. distributed $73 and $1.9 million, respectively, to its non-controlling interest member. The Company exited the Eastgate Project in the second quarter of 2014 after closing on all 66 units.

On March 14, 2013, Comstock VII entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”), pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock VII for an aggregate amount of $7.3 million (the “Comstock VII Private Placement”). The Comstock VII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VII Private Placement, the Company issued 17 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $146. Comstock VII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the former Chief Financial Officer, the General Counsel and the former Chief Operating Officer, of the Company. The Subscription Agreement provides that the Comstock VII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. After six months, the Company has the right to repurchase the interests of the Comstock VII Class B Members, provided that (i) all of the Comstock VII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VII Class B Members’ capital account plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Comstock VII Private Placement provides capital related to the current and planned construction of the Company’s following projects: Townes at Shady Grove Metro in Rockville, Maryland consisting of 36 townhomes, Momentum | Shady Grove consisting of 110 condominium units, City Homes at the Hampshires in Washington D.C. consisting of 38 single family residences, Townes at the Hampshires in Washington, D.C. consisting of 73 townhomes, single family homes at the Falls Grove project in Prince William County, Virginia consisting of 19 single family homes and Townes at the Falls Grove project in Prince William County, Virginia consisting of 110 townhomes (collectively, the “Projects”). Proceeds of the Comstock VII Private Placement are to be utilized (A) to provide capital needed to complete the Projects in conjunction with project financing for the Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. In 2014, the Company paid total distributions of $8.6 million of which $5.4 million was used to fully redeem the remaining equity interest of the Comstock VII Class B Members.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). The Comstock VIII Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. In connection with the Comstock VIII Private Placement, the Company issued 15 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Operating Officer and the former Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement will be used for the current and planned construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement are to be utilized (A) to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. During 2015 and 2014, the Company paid distributions in the amount of $0.3 million and $0.9 million, respectively, to the Comstock VIII Class B Members.

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). The Comstock IX Private Placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock IX Private Placement are being utilized (A) for the current and planned construction of the Marrwood East project of 35 single family homes in Loudoun County Virginia, (B) to reimburse the Company for prior expenditures incurred on behalf of the Marrwood East project and (C) for general corporate purposes of the Company. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. No distributions have been paid to the Comstock IX Class B Members through December 31, 2015.

At December 31, 2015 and December 31, 2014, the distributions and contributions for the VIEs discussed above are included within the ‘non-controlling interest’ classification in the consolidated statement of changes in stockholder’s equity.

At December 31, 2015 and December 31, 2014, total assets of these VIEs were approximately $22.7 million and $19.5 million, respectively, and total liabilities were approximately $13.0 million and $13.5 million, respectively. The classification of these assets is primarily within ‘real estate inventories’ and the classification of liabilities are primarily within ‘notes payable – secured by real estate inventories’ and ‘accounts payable and accrued liabilities’ in the consolidated balance sheets.

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

4. REAL ESTATE INVENTORIES

Real estate inventories include land, land development costs, construction and other costs. Real estate held for development and use is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. We also use our best estimate at the end of a reporting period to capitalize estimated construction and development costs. Costs incurred to sell real estate are capitalized to the extent they are reasonably expected to be recovered from the sale of the project and are tangible assets or services performed to obtain regulatory approval of sales. Other selling costs are expensed as incurred.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions and any other circumstances that may affect fair value including management’s plans for the property. At December 31, 2014 and 2015, the Company had no projects classified as held for sale.

During 2015, as a result of our impairment analysis, the Company wrote off $2.8 million in feasibility, site securing, predevelopment, design, carry costs and related costs for three communities in the Washington, D.C. metropolitan area due to inventory delivery delays and inefficiencies which led to the Company re-evaluating the lot takedown strategy. The inventory was deemed impaired in December 2015 and was written down due to changes made to the scheduled lot take down strategy, offers received for the properties or changes in zoning requirement.

In 2014, we wrote-off $2.7 million in land, land development, and design costs for one community in the Washington, D.C. metropolitan area. The write-off occurred in December 2014 due to a revision in our previous disposition strategy. The impairment charges were recorded in the “Impairment charges and write-off” line within the accompanying consolidated statement of operations. The impairment charges were calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales price and estimated sales rates.

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31, 2015	December 31, 2014
Land and land development costs	$22,896	$22,487
Cost of construction (including capitalized interest and real estate taxes)	15,327	18,402

	$38,223	$40,889

5. FIXED ASSETS, NET

Fixed assets consist of the following:

	December 31, 2015	December 31, 2014
Computer equipment and capitalized software	$669	$519
Furniture and fixtures	52	119
Office equipment	45	68

	766	706
Less : accumulated depreciation	(372)	(311)

	$394	$395

Depreciation and amortization expense, included in ‘general and administrative’ in the accompanying consolidated statements of operations, amounted to $164 and $100 for the years ended December 31, 2015 and 2014, respectively.

6. OTHER ASSETS

Other assets consist of the following:

	December 31, 2015	December 31, 2014
Restricted Escrow Deposits	$37	$179
Deferred financing cost	1,259	1,324
Prepaid project costs	1,630	885
Deposits on land purchase options	760	2,796
Loan commitment	1,286	—
Other	1,065	1,365

	6,037	6,549
Less : accumulated amortization	(1,522)	(853)

	$4,515	$5,696

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2015	December 31, 2014
Trade and accrued payables	$6,720	$7,547
Warranty	312	492
Customer deposits	591	484
Other	15	15

	$7,638	$8,538

8. CREDIT FACILITIES

Notes payable consisted of the following:

	December 31, 2015	December 31, 2014
Construction revolvers	$5,832	$6,505
Development and acquisition notes	13,833	13,748
Mezzanine notes	1,367	5,770
Line of credit	3,791	2,356

Total secured notes	24,823	28,379

Unsecured financing	1,548	2,064
Notes payable to affiliates, unsecured, net of $2.3 and $1.4 million discount	19,028	15,488

Total notes payable	$45,399	$45,931

As of December 31, 2015, maturities and/or curtailment obligations of all of our borrowings are as follows:

2016	$20,779
2017	21,569
2018	3,051

Total	$45,399

We are in active discussions with our lenders with respect to the 2016 maturities and are seeking extensions and modifications to the credit facilities and loans as necessary. The current performance of the projects and our early discussions with our lenders indicates that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts.

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

As of December 31, 2015 and 2014, the Company had secured construction revolving credit facilities with a maximum loan commitment of $40.5 million and $33.4 million, respectively. The Company may borrow under these facilities to fund its homebuilding activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of December 31, 2015 and 2014, the Company had approximately $34.7 million and $26.9 million, respectively, of unused loan commitments. The Company had $5.8 million and $6.5 million of outstanding construction borrowings as of December 31, 2015 and 2014, respectively, of which $2.4 million of the outstanding construction revolving credit facilities related to the Townes at Shady Grove Metro, the Townes at Maxwell Square, and The Hampshires projects with Eagle Bank matured in January 2016. Additionally, the Company had $1.4 million in outstanding construction borrowings related to the Two Rivers II project with Cardinal bank that matured in March 2016. All other credit facilities have maturity dates ranging from May 2016 to December 2016, including extensions subject to certain conditions. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At December 31, 2015 and 2014, the weighted average interest rate on the Company’s outstanding construction revolving facility was 4.8% and 5.1%, respectively. Subsequent to year end, the Company secured extensions on $3.8 million which was scheduled to mature in the first quarter of 2016. See Note 20 for further discussions on the extensions.

As of December 31, 2015 and 2014, the Company had approximately $37.8 million and $28.0 million, respectively, of aggregate acquisition and development maximum loan commitments of which $13.8 million and $13.7 million, respectively, was outstanding, of which $2.2 million of the outstanding acquisition and development loans related to the Townes at Shady Grove Metro, Momentum | Shady Grove, and The Townes at Maxwell Square projects with Eagle Bank that matured in January 2016. All other loans have maturity dates ranging from March 2016 to March 2018, including auto extension subject to certain conditions and bear interest at a rate based on LIBOR and Prime Rate pricing options, with interest rate floors ranging from 4.5% to 5.5%. As of December 31, 2015 and 2014, the weighted average interest rates were 4.7% per annum and 4.8% per annum, respectively. Subsequent to year end, the Company secured extensions on $2.2 million which was scheduled to mature in the first quarter of 2016. See Note 20 for further discussions on the extensions.

During 2015, the Company had three secured mezzanine loans. The first mezzanine loan was paid in full during the fourth quarter of 2015, and had a balance outstanding of $3.0 million at December 31, 2014. This mezzanine financing was utilized to acquire land for the development of The City Homes at The Hampshires and The Townes at The Hampshires projects and was secured by the second deed of trust. This first mezzanine loan bore an interest rate of 13.5% per annum and was paid on a monthly basis.

The second and third mezzanine loans are being used to finance the development of the Townes at Shady Grove Metro and Momentum | Shady Grove projects. The maximum principal commitment amount of these loans is $3.2 million, of which $1.4 million and $2.8 million of principal and accrued interest was outstanding as of December 31, 2015 and 2014, respectively. These financings carry an interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. These financings are guaranteed by the Company and our Chief Executive Officer. Subsequent to year end, the Company secured an extension on $1.1 million which was scheduled to mature in the first quarter of 2016. See Note 20 for further discussions on the extension.

Line of credit – secured

At December 31, 2015 and 2014, the Company had a secured revolving line of credit amounting to $4.0 million and $5.0 million, respectively, of which $3.8 million and $2.4 million was outstanding at December 31, 2015 and 2014, respectively. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries in the Washington D.C., metropolitan area and is used to finance the predevelopment related expenses and deposits for current and future projects. This line of credit bears a variable interest rate tied to one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. This line of credit also calls for the Company to adhere to financial covenants such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA measured on a twelve month basis. As of December 31, 2015, the Company was in compliance with all financial covenants dictated by the line of credit agreement. This line of credit is guaranteed by our Christopher Clemente, Chief Executive Officer. This line of credit was to mature on January 31, 2016 but subsequent to year end, the Company secured an extension on this line of credit, which calls for a maturity date to June 30, 2016. See Note 20 for further discussions on the extension.

Unsecured note

At December 31, 2015 and December 31, 2014, the Company had $1.5 million and $2.1 million, respectively, outstanding to a bank under a 10-year unsecured note. Interest is charged on this financing at LIBOR plus 2.2%. At December 31, 2015 and 2014, the interest rate was 2.5% and 2.4%, respectively. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate—unsecured

Stonehenge

On March 14, 2013, Stonehenge Funding, LC (“Stonehenge”), an entity wholly-owned by our Chief Executive Officer, entered into an Extension Agreement of the Amended and Restated Senior Note with the Company to extend the maturity date of the financing arrangement to January 1, 2016. Beginning on April 1, 2013, the Company is required to pay $50 monthly to Stonehenge, to be allocated first to accrued interest and then to the outstanding principal. On December 29, 2015, the Company and Stonehenge entered into a Note Exchange Agreement, which converted the outstanding principal and unpaid interest balance of the note to shares of Series B preferred stock. Refer to Note 10 for further discussion. Interest was charged to the loan based on LIBOR plus 3% per annum. The Company had approximately $4.2 million of outstanding borrowings as of December 31, 2014, and the interest rate was 3.6% per annum.

Comstock Growth Fund

On October 17, 2014, Comstock Growth Fund, L.C. (“CGF”), an administrative entity managed by the Company, was created for purposes of raising capital through a private placement offering. CGF entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for a principal amount of $10.0 million (the “CGF Private Placement”). Other investors who subsequently purchased interest in the CGF Private Placement included members of the Company’s management, board of directors and third party accredited investors for an additional principal amount of $6.2 million. Purchasers other than CDS who purchased a certain amount of membership interests received warrants that represent the right to purchase an aggregate amount of shares of the Company’s Class A common stock, depending upon the investment amount. As of December 31, 2015 and 2014, we had issued 76 and 34 warrants, respectively, representing the right to purchase shares of our Class A common stock to CGF having an aggregate fair value of $433 and $162, respectively, which was considered as a debt discount. In calculating the fair value of the warrants, the Company used the Black-Scholes pricing model based upon the date the funds were contributed to CGF. The Company amortizes the debt discount over the three year term of the loan to interest expense. Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term (the “Original Promissory Note”). The loan bears interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The loan will be used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements; (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $14.1 million and $11.3 million of outstanding borrowings, net of discounts, as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the interest rate was 10.0% per annum. For the years ended December 31, 2015 and 2014, the Company made interest payments of $1.5 million and $0.2 million, respectively.

On December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, management and members of the Company’s board of directors who participated in the CGF Private Placement (the “Amended Private Placement”). Under the Amended CGF Private Placement, in addition to the warrants described above, the Company entered into a commitment to issue 226,857 shares of our Class A common stock to purchasers of membership interests of CGF. As of December 31, 2014, the fair value of the stock, $1,091, was included within ‘Accounts payable and accrued liabilities’ with a corresponding offset to ‘Notes payable - due to affiliates’ in the form of debt discount on the consolidated balance sheets. The Company amortizes the debt discount over the three year term of the loan to interest expense. For the years ended December 31, 2015 and 2014, the resulting change in fair value of $696 and $32, respectively was recorded as a gain on derivative and was included within ‘Other income’ on the consolidated statement of operations.

On May 12, 2015, the Company issued an aggregate 226,857 shares of our Class A common stock to the purchasers in the Amended CGF Private Placement. Upon issuance of these shares, the derivative liability was satisfied and was no longer an obligation, and therefore the value of the shares were recorded within ‘Stockholders’ equity’ as an increase to Class A common stock and ‘Additional paid-in capital’ within the consolidated balance sheets based on the fair value the stock on the date of issuance. The shares of our Class A common stock were issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof and Rule 506 promulgated thereunder

Comstock Growth Fund II

Additionally, on December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company was created for the purpose of extending loans to the Company. CGF II entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”).

Simultaneously on December 29, 2015, the Company entered into a revolving line of credit promissory note (the “Promissory Note”) with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year upon payment of a $10 extension fee. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The Company pays an origination fee of 1% on the amount of the advance, up to an aggregate amount of $100, and a maintenance fee of 0.25% of the average outstanding balance of the loan on a quarterly basis. The capital provided to the Company by the loan will be used by the Company (i) to capitalize the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements; and (iii) for general corporate purposes. As of December 31, 2015, $5.0 million was outstanding in principal and accrued interest. Subsequent to year-end, on January 8, 2016, the Company paid off the $5.0 million line of credit outstanding to CGF II at December 31, 2015. Concurrently, CDS redeemed all of its equity interest in CGF II. Refer to Note 20 for further discussion on transactions entered into with CGF II.

9. WARRANTS

As part of the Comstock VII Private Placement discussed in Note 3, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock VII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests in the offering that equaled or exceeded an initial investment amount of $250. The warrants represent the right to purchase an aggregate amount of up to 16 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrant. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to March 14, 2023.

In addition, as part of the Comstock VIII Private Placement discussed in Note 3, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock VIII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests that equaled or exceeded an initial investment amount of $250. The warrants represent the right to purchase an aggregate amount of up to 15 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrant. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to December 12, 2023.

As discussed in Note 8, as part of the CGF Private Placement, depending upon the investment amount, purchasers of interests in CGF other than CDS received warrants that represent the right to purchase a certain number of shares of the Company’s Class A common stock. For purchasers who are not affiliates or insiders, the warrants have an initial exercise price (subject to certain restrictions as indicated on each warrant) equal to the average of the closing price of the Company’s Class A common stock over the 20 trading days preceding the issuance of the warrant. The exercise price of the warrants to affiliates and insiders was determined based on the previous day closing price of the Class A common stock from the date of the issuance of the warrants. The warrants contain a cashless exercise provision. In the event a purchaser exercises the warrant on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time within ten years from the date of issuance. As of December 31, 2015, the warrants represent the right to purchase an aggregate amount of up to 76 shares of our Class A common stock.

In connection with entering into the SunBridge (“BridgeCom”) loan agreement in 2011, the Company issued warrants to purchase shares of the Company’s Class A common stock to BridgeCom Development I, LLC, an affiliate of SunBridge. The warrants represent the right to purchase an aggregate amount of up to 143 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of our Class A common stock of the 20 trading days preceding the issuance of the warrant. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to July 12, 2021. On May 29, 2012, the Company repaid the SunBridge loans in full and the SunBridge warrants remain unexercised as of December 31, 2015.

10. RELATED PARTY TRANSACTIONS

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our CEO. Future minimum lease payments under this lease are as follows:

2016	$329
2017	167

Total	$496

For the years ended December 31, 2015 and 2014, total payments made were $0.3 million. As of December 31, 2015, the Company recorded a straight–line rent payable of $24, which is included in ‘Accounts payable and accrued liabilities’.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by the Chief Executive Officer, to provide services related to real estate development and improvements, legal, accounting, marketing, information technology and additional support services. For the years ended December 31, 2015 and 2014, the Company billed Comstock Asset Management, L.C. $0.9 and $0.5 million, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ within the accompanying consolidated statement of operations. As of December 31, 2015 and 2014, the Company was owed $81 and $38, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

On December 29, 2015, the Company and Stonehenge entered into a Note Exchange and Subscription Agreement pursuant to which the Note in the original principal amount of $4,500 issued by the Company to Stonehenge was exchanged for 772,210 shares of the Company’s newly created Series B Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share (the “Series B Preferred Stock”). The number of shares of Series B Preferred Stock received by Stonehenge in exchange for the note represented the principal amount outstanding plus all accrued but unpaid interest under the note as of December 29, 2015, which was $3,861. The note was cancelled in its entirety on December 29, 2015. The holders of Series B Preferred Stock will earn dividends at a rate of 8.75% per annum accruing from the effective date of the Note Exchange and Subscription Agreement. The dividends will accrue whether or not declared. The dividends are also cumulative and payable quarterly in arrears at the last day of each quarterly reporting period in the form of additional Series B Preferred Stock (PIK) or in the sole discretion of the board of directors, in cash. As a result of the Stonehenge note conversion, the Company realized a taxable gain of $1.0 million. See Note 18 for further discussion on the taxable gain.

On October 17, 2014, CGF entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF for a principal amount of $10.0 million (the “CGF Private Placement”). Other Purchasers who purchased interest in the CGF Private Placement included members of the Company’s management, board of directors and third party accredited investors for an additional principal amount of $6.2 million.

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum capacity of up to $20.0 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25.0 million. All of the other terms of the unsecured promissory note remained the same. The Company borrowed additional principal loan amount of $6.2 million under the Amended and Restated CGF promissory note bringing the total aggregate principal amount borrowed to $16.2 million. The CGF loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. See Note 8 for further discussion of transactions entered with CGF.

Additionally, on December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, members of the Company’s management, board of directors and third party accredited investors who participated in the CGF Private Placement (the “Amended CGF Private Placement”). Under the Amended CGF Private Placement, in addition to the warrants described under Note 13 to the accompanying consolidated financial statements, the Company entered into a commitment to grant 226,857 shares of our Class A common stock to purchasers of membership interest of CGF in the Amended CGF Private Placement. On May 12, 2015, the Company issued the 226,857 shares of our Class A common stock to the purchasers in the Amended CGF Private Placement. The Amended CGF Private Placement was closed for additional investments on May 15, 2015.

On December 29, 2015, the Company and CGF II entered into an unsecured revolving line of credit promissory note in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year upon payment of a $10 extension fee. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The Company pays an origination fee of 1% on the amount of the advance, up to an aggregate amount of $100, and a maintenance fee of 0.25% of the average outstanding balance of the loan on a quarterly basis. As of December 31, 2015, $5.0 million was outstanding in principal and accrued interest. See Note 8 for further discussion of transactions entered with CGF II.

In connection with the departure of Gregory V. Benson, the Company’s former Chief Operating, in the second quarter of 2014, the Company entered into a Separation Agreement. See Note 14 for a summary of the Separation Agreement.

See Note 3 for a summary of the Comstock VII Private Placement and the Comstock VIII Private Placement which involved certain of our officers and directors and Note 8 to the consolidated financial statements for further description of the CGF Private Placement and the CGF II Private Placement.

11. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. The Company matches 100% of the employee’s contribution, up to 3% of each participant’s gross salary and 50% of the employee’s contribution above 3% not exceeding 5% of the participant’s gross salary, per pay period. Contributions made by the Company become fully vested after six years of service. The total amount matched for the 12 months ended December 31, 2015 and 2014 was $70 and $48, respectively.

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

The Plan provided an initial authorization of 0.4 million shares of Class A common stock for issuance and allows an automatic annual increase equal to the lesser of (i) 3% of the Class A common stock outstanding (ii) 107 shares or (iii) such lesser amount as may be determined by the Company’s board of directors. On April 27, 2012, the Company authorized an increase in the number of shares of our Class A common stock reserve to 1.0 million. On June 22, 2012, the Company’s stockholders approved the Amended and Restated 2004 Long-Term Incentive Compensation Plan, including an increase in the reserve, with an automatic annual increase on January 1 of each successive year of the lesser of (i) 3% of the Class A common stock outstanding or (ii) 107 shares. As of December 31, 2015 and 2014, there were 0.3 million shares available for issuance under the Plan (as amended). The authorization limits set forth in the Plan (as amended) have been proportionately reduced, as set forth above, as a result of the “Reverse Stock Split.”

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Expected volatilities are calculated based on our historical trading activities. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the simplified method which assumes that the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by ASC 718, Stock Compensation.

The following table summarizes the assumptions used to calculate the fair value of options during 2015 and 2014:

	2015	2014
Weighted average fair value of options granted	$—	$6.12
Dividend yields	—	—
Expected volatility	N/A	79.4%-142.60%
Weighted average expected volatility	N/A	107.19%
Risk free interest rates	N/A	1.79%
Weighted average expected term (in years)	N/A	6.25

The following table summarizes information about stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	169	$8.82
Granted	30	7.63
Exercised	(5)	5.26
Forfeited or Expired	(3)	12.40

Outstanding at December 31, 2014	191	$8.68
Granted	—	—
Exercised	—	—
Forfeited or Expired	(17)	11.55

Outstanding at December 31, 2015	174	$8.39
Exercisable at December 31, 2015	140	$8.03

As of December 31, 2015 and 2014, the weighted-average remaining contractual term of unexercised stock options was 5.6 years and 6.7 years, respectively.

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted Average Exercise Price
Restricted outstanding at January 1, 2014	93	$11.20
Granted	—	—
Vested	(44)	10.64
Forfeited or Expired	(18)	10.57

Outstanding at December 31, 2014	31	$12.46
Granted	—	—
Vested	(15)	12.48
Forfeited or Expired	(4)	12.67

Outstanding at December 31, 2015	12	$12.42

As of December 31, 2015 and 2014, there was $0.1 million and $0.5 million, respectively, of unrecognized compensation cost related to stock options and restricted stock issuances granted under the Plan. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to three million shares of our Class A common stock in one or more open market or privately negotiated transactions depending on market price and other factors. We expect to use available cash on hand and cash generated from operating activities to fund the common share repurchase program.

For the years ended December 31, 2015 and 2014, we purchased 10,988 and 13,624 shares, respectively, of our Class A common stock under the repurchase program for approximately $79 and $103, respectively (including commissions of $2). At December 31, 2015 0.4 million shares of our Class A common stock remain available for repurchase pursuant to our share repurchase agreement.

13. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 during 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest. The note bears a fixed interest rate of 6% per annum. As of December 31, 2015 and 2014, the outstanding balance of the note was $141 and $173, respectively, and was included within ‘Other assets’ in the accompanying consolidated balance sheets, the interest income of $9 and $4 for the years ended December 31, 2015 and 2014, respectively, was included in ‘Other income, net’ in the consolidated statements of operations.

14. SEVERANCE AND RESTRUCTURING

In connection with the departure of Gregory V. Benson, our former Chief Operating Officer in May 2014, the Company entered into a Separation Agreement with Mr. Benson on June 24, 2014. Mr. Benson served on our board until his term expired at our 2015 annual meeting of stockholders. The Separation Agreement provides for cash severance payment and incremental healthcare insurance through COBRA. In the second quarter of 2014, the Company recorded severance cost of $597, to be paid in 36 semi-monthly installments and healthcare cost of $14 to be paid over 12 months effective May 1, 2014 offset by $131 in forfeitures of stock options and restricted stock awards. The severance charge in 2014 was included in ‘General and administrative’ expenses in the consolidated statements of operations. The accrual was fully satisfied and paid through October 2015.

In addition, per the Separation Agreement, the Company had a call option, but not an obligation, to purchase all or a portion of Mr. Benson’s shares of Class A and Class B common stock of the Company by June 30, 2015. The Agreement expired on June 30, 2015 and neither the Company nor any of its designees exercised any portion of the option under the Separation Agreement.

15. COMMITMENTS AND CONTINGENCIES

Litigation

Currently, we are not subject to any material legal proceedings. From time to time, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At December 31, 2015 and 2014, the Company had issued $2.7 million and $4.3 million, respectively, in letters of credit. At December 31, 2015 and 2014, the Company had $4.6 million and $4.4 million in performance and payment bonds, respectively, outstanding to third parties. No amounts have been drawn against these letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of December 31, 2015 and 2014, we had approximately $1.0 million and $0.4 million, respectively, in these escrow accounts, which are included in ‘Restricted cash’ in the consolidated balance sheets.

16. FAIR VALUE DISCLOSURES

ASC 820, Fair Value Measurement, establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three measurement input levels for determining fair value are as follows

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

The fair value of fixed and floating rate debt is based on unobservable inputs (Level 3 inputs). The fair value of the floating rate debt was estimated using a discounted cash flow analysis on the blended borrower rates currently available to the Company for loans with similar terms. The following table summarizes the fair value of fixed and floating rate debt and the corresponding carrying value of fixed and floating rate debt as of:

	December 31, 2015	December 31, 2014
Carrying amount	$45,399	$45,931
Fair value	$45,166	$44,854

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions, such as an acceleration of amounts due and payable, could significantly affect the estimates.

In connection with the Stonehenge Note conversion discussed in Notes 8 and 10, we issued 772,210 shares of Series B Non-Convertible Preferred Stock with a liquidation preference value of $5.00 per share. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears at an annual rate of 8.75%. The dividends are paid in the form of additional Series B Preferred Stock or in the sole discretion of the board of directors, in cash. The Company recorded these shares based on the fair value calculation on the effective date of the agreement. The Company used various assumptions and inputs such as current market condition and financial position in calculating the fair value of the Series B Preferred Stock by back solving from the Company’s equity value using the option pricing model adjusted for lack of marketability of the Series B Preferred Stock.

The Company may also value its non-financial assets and liabilities, including items such as real estate inventories and long lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3. See Notes 2 and 4 for further discussion of the valuation techniques and inputs used.

During 2015, as a result of our impairment analysis, the Company wrote off $2.8 million in feasibility, site securing, predevelopment, design, carry costs and related costs for three communities in the Washington, D.C. metropolitan area due to inventory delivery delays and inefficiencies which led to the Company re-evaluating the lot take down strategy. The inventory was deemed impaired in December 2015 and was written down due to changes made to the scheduled lot take down strategy, offers received for the properties or changes in zoning requirement.

In 2014, we wrote-off $2.7 million in land, land development, and design costs for one community in the Washington, D.C. metropolitan area. The write-off occurred in December 2014 due to a revision in our previous disposition strategy. The impairment charges were recorded in the “Impairment charges and write-off” line within the accompanying consolidated statement of operations. The impairment charges were calculated using a discounted cash flow analysis model, which is dependent upon several subjective factors, including the selection of an appropriate discount rate, estimated average sales price and estimated sales rates. In performing our impairment modeling, we must select what we believe is an appropriate discount rate based on current market cost of capital and return expectations.

17. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture is included within ‘Other assets’ in the accompanying consolidated balance sheets. Earnings for the years ended December 31, 2015 and 2014, from this unconsolidated joint venture of $129 and $142, respectively, is included in ‘Other income, net’ in the accompanying consolidated statement of operations. During the years ended December 31, 2015 and 2014, the Company collected and recorded a distribution of $93 and $174, respectively, from this joint venture as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Twelve Months Ended December 31,
	2015	2014
Statement of Operations:
Total net revenue	$385	$399
Total expenses	127	116

Net income	$258	$283

Comstock Holding Companies, Inc. share of net income	$129	$142

18. INCOME TAXES

During the year ended December 31, 2015, the Company recorded an out of period adjustment to reverse its valuation allowance specific to its Washington, D.C. tax positions, resulting in the recognition of a deferred tax benefit of $121, offset by income tax expense of $436, both related to the New Hampshire Avenue project. Because this error was not material to any previously filed consolidated financial statements and the impact of correcting this error in the current fiscal year is not material, the Company recorded the correction in the first quarter of 2015.

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

The Company currently has approximately $123 million in federal and state NOLs, which based on current statutory tax rates, have potential fair value of approximately $48 million in tax savings. If unused, these NOLs will begin expiring in 2028. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2015, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of December 31, 2015, because of the Company’s full valuation allowance on its net deferred tax assets.

The Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected if there is an “ownership change” as defined under Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, Comstock adopted a Section 382 rights agreement, which expired in May 2014. In June 2015, at the 2015 Annual Meeting of Stockholders, the Company’s stockholders approved a new Internal Revenue Code Section 382 Rights Agreement (the “Rights Agreement”) to protect stockholder value. The Rights Agreement expires on March 27, 2025. The Rights Agreement was adopted to reduce the likelihood of such an unintended “ownership change”, thus preserving the value of these tax benefits. Similar plans have been adopted by a number of companies holding similar significant tax assets over the past several years.

The Company has not recorded any accruals related to uncertain tax positions as of December 31, 2015 and 2014, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years remain subject to examination by federal and most state tax authorities.

As a result of the conversion of the Stonehenge Note to Series B Preferred Stock, the Company realized a taxable gain on conversion, and accordingly released $1.0 million of the Company’s federal deferred tax asset valuation allowance. Pursuant to the requirements of ASC 740-20-45, the tax on the conversion gain credited directly to equity is reported net in equity; whereas, the tax benefit realized from the reversal of the valuation allowance was recorded in the income tax line in the Company’s statement of operations. The effective tax rate for the years ended December 31, 2015 and 2014 was 5.6% and 4.5%, respectively.

Income tax provision consists of the following as of December 31:

	2015	2014
Current:
Federal	$—	$—
State	(327)	(368)

	(327)	(368)
Deferred:
Federal	918	4,063
State	180	741

	1,098	4,804
Valuation allowance	(1,086)	(4,804)

Total income tax expense	$(315)	$(368)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2015	2014
Deferred tax assets:
Inventory	$2,094	$1,092
Warranty	122	323
Net operating loss and tax credit carryforwards	47,974	47,967
Accrued expenses	4	92
Stock based compensation	411	457
Investments in affiliates	480	2,233

	51,085	52,164
Less - valuation allowance	(51,048)	(52,135)

Net deferred tax assets	37	29

Deferred tax liabilities:
Depreciation and amortization	(35)	(29)

Net deferred tax liabilities	(35)	(29)

Net deferred tax assets (liabilities)	$2	$—

A reconciliation of the statutory rate and the effective tax rate after adjustments for non-includable partnership income arising from non-controlling interest follows:

	2015	2014
Federal statutory rate	(35.00)%	(35.00)%
State income taxes - net of federal benefit	(3.90)%	(3.90)%
Permanent differences	18.80%	0.07%
Tax reserve and other	38.54%	(18.35)%
Change in valuation allowance	(19.46)%	58.04%
Current state income tax	7.81%	4.45%
Other, net	(1.15)%	(0.86)%

Effective tax rate	5.64%	4.45%

19. QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2015 and 2014 are as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$10,317	$12,564	$12,288	$26,207
Operating loss	(930)	(799)	(1,015)	(812)
Pretax loss	(738)	(217)	(987)	(753)
Net (loss) income	(668)	(274)	(1,023)	2
Net loss attributable to Comstock Holding Companies, Inc.	(943)	(808)	(1,091)	(1,725)
Basic loss per share	(0.31)	(0.25)	(0.33)	(0.54)
Diluted loss per share	(0.31)	(0.25)	(0.33)	(0.54)

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$7,954	$11,800	$18,367	$9,844
Operating (loss) income	(824)	(624)	1,022	(2,550)
Pretax (loss) income	(769)	(612)	1,128	(2,493)
Net (loss) income	(843)	(669)	991	(2,593)
Net loss attributable to Comstock Holding Companies, Inc.	(1,579)	(1,664)	(159)	(3,437)
Basic loss per share	(0.53)	(0.55)	(0.05)	(1.14)
Diluted loss per share	(0.53)	(0.55)	(0.05)	(1.14)

20. SUBSEQUENT EVENTS

On January 8, 2016, the Company paid off the $5.0 million line of credit outstanding from CGF II at December 31, 2015 and concurrently, CDS redeemed all of its equity interest in CGF II.

On January 28, 2016, the Company extended its revolving construction, acquisition, and development loans related to the New Hampshire Avenue project with Eagle Bank. This loan had an initial maturity date of January 31, 2016 and the extension provides for a maturity date of April 30, 2016. All other terms of the original agreements remain in full force and effect. As of December 31, 2015, we had $1.0 million in outstanding borrowings under this revolving credit facility.

On March 14, 2016, the Company extended its revolving construction, acquisition, and development loans related to the Maxwell Square and Shady Grove projects with Eagle Bank. These loans had an initial maturity date of January 31, 2016 and the extension provides for a maturity date of June 30, 2016. All other terms of the original agreements remain in full force and effect. As of December 31, 2015, we had $3.6 million in outstanding borrowings under these revolving credit facilities.

On March 21, 2016, the Company extended its revolving line of credit with Eagle Bank. The loan had an initial maturity date of January 31, 2016 and the extension provides for a maturity date of June 30, 2016. All other terms of the original agreement remain in full force and effect. As of December 31, 2015, we had $3.8 million in outstanding borrowings under this revolving credit facility.

On March 23, 2016, the Company extended its revolving acquisition and construction loans related to the Two Rivers II project with Cardinal Bank. These loans had an initial maturity date of March 19, 2016 and the extension provides for a maturity date of September 19, 2016. All other terms of the original agreement remain in full force and effect. As of December 31, 2015, we had $1.4 million in outstanding borrowings under these revolving credit facilities.

On March 24, 2016, the Company extended its mezzanine loan related to the Momentum | Shady Grove project with Eagle Commercial Ventures. The loan had an initial maturity date of March 31, 2016 and the extension provides for a maturity date of June 30, 2016. All other terms of the original agreement remain in full force and effect. As of December 31, 2015, we had $1.1 million in outstanding borrowings under this credit facility.

On March 30, 2016, CDS repurchased a membership interest in CGF II for a principal amount of $3.0 million. Simultaneously, the Company received an advance of $3.0 million on its line of credit promissory note from CGF II.