Form 10-Q
period 2016-03-31
Comstock Holding Companies, Inc.
filed 2016-05-16
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

As of May 16, 2016, 3,012,360 shares of Class A common stock, par value $0.01 per share, and 390,500 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$4,613	$12,448
Restricted cash	2,541	2,566
Trade receivables	790	332
Real estate inventories	35,370	38,223
Fixed assets, net	339	394
Other assets, net	4,771	4,515

TOTAL ASSETS	$48,424	$58,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$6,052	$7,638
Notes payable - secured by real estate inventories	21,137	24,823
Notes payable - due to affiliates, unsecured, net of discount	17,025	19,028
Notes payable - unsecured	1,419	1,548

TOTAL LIABILITIES	45,633	53,037

Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.01 par value, 789,426 and 772,210 shares issued and outstanding with a liquidation preference of $3,947 and $3,861 at March 31, 2016 and December 31, 2015, respectively	$1,200	$1,174
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 3,012,360 and 2,997,437 issued, and outstanding, respectively	30	30
Class B common stock, $0.01 par value, 390,500 shares authorized, issued, and outstanding	4	4
Additional paid-in capital	175,975	175,963
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(177,509)	(175,785)

TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(2,962)	(1,276)
Non-controlling interests	5,753	6,717

TOTAL EQUITY	2,791	5,441

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,424	$58,478

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues
Revenue—homebuilding	$9,523	$10,010
Revenue—other	183	307

Total revenue	9,706	10,317
Expenses
Cost of sales—homebuilding	8,645	8,590
Cost of sales—other	91	165
Sales and marketing	483	425
General and administrative	1,542	1,897
Interest and real estate tax expense	216	170

Operating loss	(1,271)	(930)
Other income, net	8	192
Loss before income tax (expense) benefit	(1,263)	(738)

Income tax (expense) benefit	(25)	70

Net loss	(1,288)	(668)
Net income attributable to non-controlling interests	436	275

Net loss attributable to Comstock Holding Companies, Inc.	(1,724)	(943)

Paid-in-kind dividends on Series B Preferred Stock	86	—

Net loss applicable to common stockholders	$(1,810)	$(943)

Basic net loss per share	$(0.55)	$(0.31)
Diluted net loss per share	$(0.55)	$(0.31)
Basic weighted average shares outstanding	3,304	3,038
Diluted weighted average shares outstanding	3,304	3,038

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,288)	$(668)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of loan discount, loan commitment and deferred financing fees	209	102
Deferred income tax benefit	3	(108)
Depreciation expense	55	26
Gain on derivative	—	(154)
Earnings from unconsolidated joint venture, net of distributions	44	(4)
Amortization of stock compensation	26	76
Changes in operating assets and liabilities:
Restricted cash	115	(15)
Trade receivables	(458)	(620)
Real estate inventories	2,858	(3,776)
Other assets	(518)	404
Accrued interest	144	113
Accounts payable and accrued liabilities	(1,575)	812
Income taxes payable	—	37

Net cash used in operating activities	(385)	(3,775)

Cash flows from investing activities:
Purchase of fixed assets	—	(74)
Note receivable	10	8
Restricted cash	(90)	(97)

Net cash used in investing activities	(80)	(163)

Cash flows from financing activities:
Proceeds from notes payable	5,209	10,283
Payments on notes payable	(11,175)	(7,309)
Loan financing costs	—	(145)
Distributions to non-controlling interests	(1,400)	(850)
Taxes paid related to net share settlement of equity awards	(4)	(30)
Repurchase of stock	—	(79)

Net cash (used in) provided by financing activities	(7,370)	1,870

Net decrease in cash and cash equivalents	(7,835)	(2,068)
Cash and cash equivalents, beginning of period	12,448	7,498

Cash and cash equivalents, end of period	$4,613	$5,430

Supplemental cash flow information:
Interest paid, net of interest capitalized	$(65)	$(54)
Income taxes paid	$—	$(125)
Supplemental disclosure for non-cash activity:
Increase in class A common stock par value in connection with issuance of stock compensation	$—	$1
Discount on notes payable	$—	$(490)
Accrued liability settled through issuance of stock	$14	$25
Increase in Series B preferred stock value in connection with dividends paid in-kind	$26	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data, number of units, or as otherwise noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted real estate development and construction services company focused in the Washington, D.C. metropolitan area (Washington D.C., Northern Virginia and Maryland suburbs of Washington D.C.). We have substantial experience with building a diverse range of products, including multi-family homes, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. References in this Form 10-Q to “Comstock,” “Company,” “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

The Company’s Class A common stock is traded on the NASDAQ Capital Market under the symbol CHCI and has no public trading history prior to December 17, 2004.

For the three months ended March 31, 2016 and 2015, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new potential acquisitions, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and we believe will continue to include, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities. See Note 13 in the accompanying consolidated financial statements for more details on our credit facilities and Note 11 in the accompanying consolidated financial statements for details on private placement offerings.

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate projects. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each of our projects or collection of our projects to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As of March 31, 2016, the Company had $17.1 million of its credit facilities and project related loans scheduled to mature during the remainder of 2016. On April 14, 2016, subsequent to quarter end, the Company made the first principal curtailment on its loan from Comstock Growth Fund in the amount of $1.6 million. See Note 9 in the accompanying consolidated financial statements for more information regarding this loan. In addition, on April 13, 2016, the Company extended its revolving construction, acquisition, and development loan related to the Yorkshire project with Cardinal Bank, which had an initial maturity date of May 8, 2016 and the extension provides for a maturity date of May 8, 2017. This Yorkshire credit facility had an outstanding balance of $2.3 million at March 31, 2016.

Because certain of our credit facilities mature during various periods in 2016, we are in active discussions with our lenders and are seeking long term extensions and modifications to the loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default.

The current performance of our projects has met all required servicing obligations and we have maintained compliance with the financial covenants required by the facilities. We are anticipating that with successful resolution of the debt extension discussions with our lenders, the recently completed capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. The Company will also focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses. Refer to Note 16 for further discussion regarding extensions and other subsequent events impacting our credit facilities.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (“ASU 2016-08”). The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is effective for public companies for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”). The standard simplifies and clarifies certain aspects of share-based payment accounting and presentation. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this new standard will have on our consolidated financial statements.

We assessed other accounting pronouncements issued or effective during the three months ended March 31, 2016 and deemed they were not applicable to us and are not anticipated to have a material effect on our consolidated financial statements.

2. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	March 31,	December 31,
	2016	2015
Land and land development costs	$20,814	$22,896
Cost of construction (including capitalized interest and real estate taxes)	14,556	15,327

	$35,370	$38,223

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

The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities within the consolidated balance sheets:

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$312	$492
Additions	44	42
Releases and/or charges incurred	(42)	(172)

Balance at end of period	$314	$362

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

	Three Months Ended
	March 31,
	2016	2015
Total interest incurred and capitalized	$736	$761
Total real estate taxes incurred and capitalized	22	68

Total interest and real estate taxes incurred and capitalized	$758	$829

Interest expensed as a component of cost of sales	$292	$380
Real estate taxes expensed as a component of cost of sales	49	38

Interest and real estate taxes expensed as a component of cost of sales	$341	$418

The amount of interest from entity level borrowings that we are able to capitalize in accordance with Accounting Standards Codification (“ASC”) 835, is dependent upon the average accumulated expenditures that exceed project specific borrowings. Additionally, when a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period they are incurred. The following is a breakdown of the interest and real estate taxes expensed in the consolidated statements of operations for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Interest incurred and expensed from entity level borrowings	$208	$163
Interest incurred and expensed for inactive projects	5	4
Real estate taxes incurred and expensed for inactive projects	3	3

	$216	$170

5. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income per share for the three months ended March 31, 2016 and 2015 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three months ended March 31, 2016 and 2015 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

As a result of net losses for the three months ended March 31, 2016 and 2015, the following shares have been excluded from the diluted share computation as their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2016	2015
Restricted stock awards	1	65
Stock options	—	96
Warrants	—	2

	1	163

6. SEGMENT DISCLOSURES

We operate our business through three segments: Homebuilding, Multi-family, and Real Estate Services. We are currently focused on the Washington, D.C. area market.

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

In our Real Estate Services segment, we pursue projects in all aspects of real estate management, including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies, financing and general construction. We are able to provide a wide range of construction management and general contracting services to other property owners.

The following table includes the Company’s three reportable segments of Homebuilding, Multi-family, and Real Estate Services. Each of these segments operates within the Company’s single Washington, D.C. area reportable geographic segment.

			Real
			Estate
	Homebuilding	Multi-family	Services	Total
Three Months Ended March 31, 2016
Gross revenue	$9,523	$—	$183	$9,706
Gross profit	878	—	92	970
Net (loss) income	(1,380)	—	92	(1,288)
Depreciation and amortization	86	—	—	86
Interest expense	213	—	—	213
Total assets	48,161	—	263	48,424
Three Months Ended March 31, 2015
Gross revenue	$10,010	$—	$307	$10,317
Gross profit	1,420	—	142	1,562
Net (loss) income	(810)	—	142	(668)
Depreciation and amortization	111	—	—	111
Interest expense	167	—	—	167
Total assets	58,382	—	476	58,858

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs.

7. INCOME TAX

During the three months ended March 31, 2016, the Company recognized income tax expense of $25 and the effective tax rate is 2%. During the three months ended March 31, 2015, the Company recorded an out of period adjustment to recognize the deferred tax benefit of $121 related to the New Hampshire Avenue project in Washington, D.C. The net income tax benefit of $70 as of March 31, 2015 consisted of a $51 tax expense and a $121 deferred tax benefit both related to the New Hampshire Avenue project and the effective tax rate was 6%. Because this error was not material to any previously filed consolidated financial statements and the impact of correcting this error in the current period is not material, the Company recorded the correction in the first quarter of 2015, the period in which the error was identified.

The Company has not recorded any accruals related to uncertain tax positions as of March 31, 2016 and 2015. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years remain subject to examination by federal and most state tax authorities.

8. COMMITMENTS AND CONTINGENCIES

Litigation

Currently, we are not subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions pending against us; we do not expect that any such liability will have a material adverse effect on our financial position, operating results and cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established appropriate reserves in connection with any such legal proceedings.

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At March 31, 2016 and 2015, the Company had $1.9 million and $3.7 million in letters of credit, respectively. At March 31, 2016 and 2015, the Company had $4.8 million and $3.8 million in outstanding performance and payment bonds, respectively. No amounts have been drawn against the outstanding letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of March 31, 2016 and December 31, 2015, we had approximately $1.1 million and $1.0 million, respectively, in these escrow accounts, which are included in ‘Restricted cash’ in the accompanying consolidated balance sheets.

9. RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an affiliated entity that is wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease are as follows:

2016	$248
2017	167

Total	$415

For the three months ended March 31, 2016 and 2015, total payments made under this lease agreement were $81 and $79, respectively. As of March 31, 2016 and December 31, 2015, the Company recorded a straight–line rent payable of $21 and $24, respectively, which is included in ‘Accounts payable and accrued liabilities’ in the accompanying consolidated balance sheets.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended March 31, 2016 and 2015, the Company billed Comstock Asset Management, L.C. $183 and $153, respectively, for services and out-of-pocket expenses. Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the Company was owed $264 and $81, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

On October 17, 2014, Comstock Growth Fund (“CGF”), an administrative entity managed by the Company, entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for a principal amount of $10 million. Other Purchasers who purchased interest in the private placement included members of the Company’s management, board of directors and third-party, accredited investors for an additional principal amount of $6.2 million.

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum capacity of up to $20 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. All of the other terms of the unsecured promissory note remained the same. The Company borrowed an additional principal loan amount of $6.2 million under the Amended and Restated CGF promissory note bringing the total aggregate principal amount borrowed to $16.2 million. The CGF loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. As of March 31, 2016, $14.0 million was outstanding in principal and accrued interest, net of discounts. For the three months ended March 31, 2016 and 2015, the Company made interest payments of $0.4 million. On April 14, 2016, subsequent to quarter end, the Company made the first principal curtailment to CGF in the amount of $1.6 million. Purchasers other than CDS who purchased membership interests in CGF received warrants that represent the right to purchase an amount of shares of our Class A common stock, depending upon the investment amount. As of March 31, 2016 and December 31, 2015, we had issued 76 warrants, representing the right to purchase shares of our Class A common stock to CGF having an aggregate fair value of $433, which was considered as a debt discount. In calculating the fair value of the warrants, the Company used the Black-Scholes pricing model based upon the date the funds were contributed to CGF. The Company amortizes the debt discount over the three year term of the loan to interest expense.

On December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, members of the Company’s management, board of directors and third party accredited investors who participated in the CGF Private Placement (the “Amended CGF Private Placement”). Under the Amended CGF Private Placement, in addition to the warrants described under Note 13 to the accompanying consolidated financial statements, the Company entered into a commitment to grant 226,857 shares of our Class A common stock to the purchasers in the Amended CGF Private Placement. On May 12, 2015, the Company issued the 226,857 un-registered shares of its Class A common stock to the purchasers in the Amended CGF Private Placement. The Amended CGF Private Placement was closed for additional investments on May 15, 2015.

On December 29, 2015, the Company and Stonehenge Funding, L.C. (“Stonehenge”), an entity wholly owned by our Chief Executive Officer, entered into a Note Exchange and Subscription Agreement pursuant to which the note in the original principal amount of $4,500 issued by the Company to Stonehenge was exchanged for 772,210 shares of the Company’s Series B Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share (the “Series B Preferred Stock”). The number of shares of Series B Preferred Stock received by Stonehenge in exchange for the note represented the principal amount outstanding plus all accrued but unpaid interest under the note as of December 29, 2015, which was $3,861. The note was cancelled in its entirety on December 29, 2015. The holders of Series B Preferred Stock will earn dividends at a rate of 8.75% per annum accruing from the effective date of the Note Exchange and Subscription Agreement. The dividends will accrue whether or not declared. The dividends are also cumulative and payable quarterly in arrears at the last day of each quarterly reporting period in the form of additional Series B Preferred Stock (PIK) or in the sole discretion of the board of directors, in cash. For the three months ended March 31, 2016, 17,216 shares of Series B Preferred Stock, with a liquidation value of $86, were paid in-kind, and are included ‘Stockholders’ equity’ in the accompanying consolidated balance sheets.

On December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company was created for the purpose of extending loans to the Company. CGF II entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”).

Simultaneously, on December 29, 2015, the Company and CGF II entered into an unsecured revolving line of credit promissory note in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year upon payment of a $10 extension fee. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The Company pays an origination fee of 1% on the amount of the advance, up to an aggregate amount of $100, and a maintenance fee of 0.25% of the average outstanding balance of the loan on a quarterly basis. As of March 31, 2016 and December 31, 2015, $3.0 million and $5.0 million, respectively, was outstanding in principal and accrued interest. See Note 13 to the consolidated financial statements for further discussion of transactions entered with CGF II.

See Note 11 to the consolidated financial statements for a description of the Comstock VII and Comstock VIII Private Placements, which included certain of our officers and directors, and Note 13 to the consolidated financial statements for a description of the CGF Private Placement and the CGF II Private Placement.

10. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 in September 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest of $3. This note bears a fixed interest rate of 6% per annum. As of March 31, 2016 and December 31, 2015, the outstanding balance of the note was $132 and $141, respectively, and is included within ‘Other assets’ in the accompanying consolidated balance sheets. The interest income of $2 and $3 for the three months ended March 31, 2016 and 2015, respectively, is included in ‘Other income, net’ in the consolidated statements of operations.

11. VARIABLE INTEREST ENTITY

Included within the Company’s real estate inventories at March 31, 2016 and December 31, 2015 are several projects that are determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During the three months ended March 31, 2016 and 2015, New Hampshire Ave. Ventures, LLC distributed $1.4 million and $850, respectively, to its non-controlling interest member, 6000 New Hampshire Avenue, LLC.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of the Company and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units in Loudoun County, Virginia. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. During the three months ended March 31, 2016 and 2015, no distributions were made to the non-controlling interest member, BridgeCom Development II, LLC. The Company exited the Eastgate project in the second quarter of 2014 after closing on all 66 units.

In March 2013, Comstock Investors VII entered into subscription agreements with certain accredited investors (“Comstock VII Class B Members”) pursuant to which the Comstock VII Class B Members purchased membership interests in Comstock VII for an aggregate amount of $7.3 million (the “Comstock VII Private Placement”). The proceeds from the Comstock VII Private Placement were used for the construction of the Company’s following projects: Townes at Shady Grove Metro in Rockville, Maryland consisting of 36 townhomes, Momentum | Shady Grove consisting of 117 condominium units, City Homes at the Hampshires in Washington, D.C. consisting of 38 single family residences, Townes at the Hampshires in Washington, D.C. consisting of 73 townhomes, Single Family Homes at the Falls Grove project in Prince William County, Virginia consisting of 19 single family homes and Townes at the Falls Grove project in Prince William County consisting of 110 townhomes (collectively, the “Investor VII Projects”). The proceeds from the Comstock Investors VII Private Placement were utilized (A) to provide capital needed to complete the Investor VII Projects in conjunction with project financing for the Investor VII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VII Projects, and (C) for general corporate purposes of the Company. In connection with the Comstock VII Private Placement, the Company issued 17 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $146. In October 2014, the Company fully redeemed the equity interest of the Comstock VII Class B Members.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). In connection with the Comstock VIII Private Placement, the Company issued 15 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Financial Officer and the Company’s former Chief Operating Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement are being used for the current and planned construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement are being utilized (A) to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and (C) for general corporate purposes of the Company. The Company evaluated

Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. No distributions were paid to the Comstock VIII Class B Members during the three months ended March 31, 2016 and 2015.

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock IX Private Placement are being utilized (A) for the current and planned construction of the Stone Ridge project of 35 single family homes in Loudoun County Virginia; (B) to reimburse the Company for prior expenditures incurred on behalf of the Stone Ridge project; and (C) for general corporate purposes of the Company. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. No distributions have been paid to the Comstock IX Class B Members through March 31, 2016.

The distributions to and contributions from the VIEs discussed above are included within the ‘non-controlling interest’ in the consolidated statement of changes in stockholder’s equity for the periods presented.

At March 31, 2016 and December 31, 2015, total assets of these VIEs were approximately $16.9 million and $22.7 million, respectively, and total liabilities were approximately $10.1 million and $13.0 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

12. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and periodically adjusts the carrying value for its proportionate share of earnings, losses and distributions. The carrying value of the investment is included within ‘Other assets’ in the accompanying consolidated balance sheets and our proportionate share of the earnings from the investment are included in ‘Other income, net’ in the accompanying consolidated statements of operations for the periods presented. Our share of the earnings for the three months ended March 31, 2016 and 2015, are $8 and $19, respectively. During the three months ended March 31, 2016 and 2015, the Company received total distributions of $52 and $15, respectively, as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended March 31,
	2016	2015
Statement of Operations:
Total net revenue	$45	$74
Total expenses	29	37

Net income	$16	$37

Comstock Holding Companies, Inc. share of net income	$8	$19

13. CREDIT FACILITIES

Notes payable consisted of the following:

	March 31,	December 31,
	2016	2015
Construction revolvers	$3,530	$5,832
Development and acquisition notes	12,822	13,833
Mezzanine notes	1,381	1,367
Line of credit	3,404	3,791

Total secured notes	21,137	24,823
Unsecured financing	1,419	1,548
Notes payable, unsecured, net of $2.3 million discount	17,025	19,028

Total notes payable	$39,581	$45,399

As of March 31, 2016, maturities and/or curtailment obligations of all borrowings are as follows:

2016	$17,111
2017	19,820
2018	2,650

Total	$39,581

As of March 31, 2016, the Company had $17.1 million of its credit facilities and project related loans scheduled to mature during the remainder of 2016. We have extended the maturities of certain of our credit facilities and loans that originally had 2016 maturities and are in active discussions with our lenders with respect to our remaining loans and credit facilities with 2016 maturities. The current performance of the projects and our early discussions with our lenders indicates that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts.

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

As of March 31, 2016 and December 31, 2015, the Company had secured construction revolving credit facilities with a maximum loan commitment of $40.5 million. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of March 31, 2016 and December 31, 2015, the Company had approximately $37.0 million and $34.7 million, respectively, of unused loan commitments. The Company had $3.5 million and $5.8 million of outstanding construction borrowings as of March 31, 2016 and December 31, 2015, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At March 31, 2016 and December 31, 2015, the weighted average interest rate on the Company’s outstanding construction revolving facility was 4.8% per annum. The construction credit facilities have maturity dates ranging from April 2016 to March 2018, including extensions subject to the Company meeting certain conditions. Subsequent to quarter end, the facility with a maturity date in April 2016 was extended to July 2016, as discussed further in Note 16 to the consolidated financial statements.

As of March 31, 2016 and December 31, 2015, the Company had approximately $37.8 million of aggregate acquisition and development maximum loan commitments of which $12.8 million and $13.8 million, respectively, were outstanding. These loans have maturity dates ranging from May 2016 to March 2018, including extensions subject to certain conditions, and bear interest at a rate based on LIBOR and prime rate pricing options, with interest rate floors ranging from 4.5% to 5.5% per annum. As of March 31, 2016 and December 31, 2015, the weighted average interest rate was 4.7% per annum.

As of March 31, 2016, the Company had two mezzanine loans that are being used to finance the development of the Townes at Shady Grove Metro and Momentum | Shady Grove projects. The maximum principal commitment amount of these loans was $3.2 million, of which $1.4 million of principal and accrued interest was outstanding at March 31, 2016 and December 31, 2015. These financings carry an annual interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. These financings have a maturity date of June 30, 2016 and are guaranteed by the Company and our Chief Executive Officer.

Line of credit – secured

At March 31, 2016 and December 31, 2015, the Company had a secured revolving line of credit with a maximum capacity of $4.0 million, of which $3.4 million and $3.8 million was outstanding at March 31, 2016 and December 31, 2015, respectively. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ in the Washington D.C. metropolitan area and guaranteed by our Chief Executive Officer. The Company uses this line of credit to finance the predevelopment related expenses and deposits for current and future projects and bears a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. This line of credit calls for the Company to adhere to financial covenants, as defined in the loan agreement such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA measured on an annual basis and matures on June 30, 2016. As of March 31, 2016, the Company was in compliance with all financial covenants dictated by the line of credit agreement.

Unsecured note

As of March 31, 2016 and December 31, 2015, the Company had $1.4 million and $1.5 million, respectively, outstanding balances to a bank under a 10-year unsecured note. Interest is charged on this financing on an annual basis at LIBOR plus 2.2%. At March 31, 2016 and December 31, 2015, the interest rate was 2.6% and 2.5% per annum, respectively. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate – unsecured

Comstock Growth Fund

On October 17, 2014, CGF entered into a subscription agreement with CDS, pursuant to which CDS purchased membership interests in CGF for a principal amount of $10.0 million (the “CGF Private Placement”). Other investors who subsequently purchased interest in the CGF Private Placement included members of the Company’s management, board of directors and third party accredited investors for an additional principal amount of $6.2 million.

As disclosed in Note 9, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term (the “Original Promissory Note”). The loan bears interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The loan will be used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements; (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $14.0 million and $14.1 million of outstanding borrowings, net of discounts, as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the interest rate was 10.9% and 10.0% per annum, respectively. For the three months ended March 31, 2016 and 2015, the Company made interest payments of $0.4 million. On April 14, 2016, subsequent to quarter end, the Company made the first principal curtailment to Comstock Growth Fund in the amount of $1.6 million.

On December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, members of the Company’s management and board of directors and third party accredited investors who participated in the CGF Private Placement (the “Amended CGF Private Placement”). Under the Amended CGF Private Placement, in addition to the warrants described above, the Company entered into a commitment to issue 226,857 shares of our Class A common stock to purchasers of membership interests in the Amended CGF Private Placement, which were issued on May 12, 2015. The shares of Class A common stock were issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof and Rule 506 promulgated thereunder.

Comstock Growth Fund II

On December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year upon payment of a $10 extension fee. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The Company pays an origination fee of 1% on the amount of the advance, up to an aggregate amount of $100, and a maintenance fee of 0.25% of the average outstanding balance of the loan on a quarterly basis. The capital provided to the Company by the loan will be used by the Company (i) to capitalize the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements; and (iii) for general corporate purposes. As of March 31, 2016 and December 31, 2015, $3.0 million and $5.0 million, respectively, was outstanding in principal and accrued interest. On January 8, 2016, the Company paid off the $5.0 million line of credit outstanding from CGF II at December 31, 2015 and concurrently, CDS redeemed all of its equity interest in CGF II.

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

	March 31,	December 31,
	2016	2015
Carrying amount	$39,581	$45,399
Fair value	$39,923	$45,166

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

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three months ended March 31, 2016 and 2015, the Company did not issue any stock options or restricted stock awards.

Stock-based compensation cost associated with restricted stock and stock options was recognized based on the fair value of the instruments over the instruments’ vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation cost for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Real estate inventories - Assets	$5	$9
General and administrative - Expenses	26	76

	$31	$85

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

As of March 31, 2016, the weighted-average remaining contractual term of unexercised stock options was 6 years. As of March 31, 2016 and December 31, 2015, there was $0.1 million of unrecognized compensation cost related to stock grants.

16. SUBSEQUENT EVENTS

On April 13, 2016, the Company extended its revolving construction, acquisition, and development loans related to the Yorkshire project with Cardinal Bank. This loan had an initial maturity date of May 8, 2016 and the extension provides for a maturity date of May 8, 2017. All other terms of the original agreements remain in full force and effect. As of March 31, 2016, we had $2.3 million in outstanding borrowings under this revolving credit facility.

On April 14, 2016, the Company made the first principal curtailment on the Amended CGF Private Placement in the amount of $1.6 million.

On April 15, 2016, the Company extended its revolving construction, acquisition, and development loans related to the New Hampshire Avenue project with Eagle Bank. This loan had an initial maturity date of April 30, 2016 and the extension provides for a maturity date of July 31, 2016. All other terms of the original agreements remain in full force and effect. As of March 31, 2016, we had $0.4 million in outstanding borrowings under this revolving credit facility.

In April 2016, the Company made distributions in the amount of $0.9 million to the Comstock VIII Class B Members representing accrued priority returns and partial return of capital.

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

Cautionary Notes Regarding Forward-looking Statements

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “ likely,” “intend,” “expect,” “will,” “should,” “seeks” or other similar words or expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply specifically to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation: general economic and market conditions, including interest rate levels; our ability to service our debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; economic risks in the markets in which we operate, including actions related to government spending; delays in governmental approvals and/or land development activity at our projects; regulatory actions; our ability to maintain compliance with stock market listing rules and standards; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our actual results could differ materially from these projected or suggested by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products, including multi-family homes, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Multi-family and Real Estate Services as further discussed in Note 6 to the consolidated financial statements. We are currently focused in the Washington, D.C. metropolitan area, which is the seventh largest metropolitan statistical area in the United States.

We are currently operating, or developing in multiple counties throughout the Washington, D.C. area market. The following table summarizes certain information for our owned or controlled communities as of March 31, 2016:

	Pipeline Report as of March 31, 2016
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (8)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	37	—	1	—	1	$746
Townes at the Hampshires (3)	DC	TH	73	73	—	—	—	—	$551
Estates at Falls Grove	VA	SF	19	10	5	4	—	9	$540
Townes at Falls Grove	VA	TH	110	60	8	42	—	50	$301
Townes at Shady Grove Metro	MD	TH	36	26	—	10	—	10	$626
Townes at Shady Grove Metro (4)	MD	SF	3	3	—	—	—	—	$199
Momentum | Shady Grove Metro (5)	MD	Condo	110	—	—	110	—	110	$—
Estates at Emerald Farms	MD	SF	84	78	2	4	—	6	$411
Townes at Maxwell Square	MD	TH	45	38	6	1	—	7	$420
Townes at Hallcrest	VA	TH	42	11	11	20	—	31	$457
Estates at Leeland	VA	SF	24	—	3	21	—	24	$451
Villas | Preserve at Two Rivers 28’	MD	TH	10	3	1	4	5	10	$445
Villas | Preserve at Two Rivers 32’	MD	TH	10	6	2	4	4	10	$505
Estates at Popkins Lane	VA	SF	12	—	—	—	12	12	$—
Townes at Richmond Station	VA	TH	54	—	—	—	54	54	$—
Richmond Station Multi-family	VA	MF	104	—	—	—	104	104	$—
Townes at Totten Mews (6)	DC	TH	40	—	—	—	40	40	$—
Marrwood East (7)	VA	SF	35	—	—	—	35	35	$—

Total			849	345	38	221	254	513

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program; not considered a separate community.
(5)	18 of these units are subject to statutory moderately priced dwelling unit program.
(6)	5 of these units are subject to statutory affordable dwelling unit program.
(7)	1 of these units is subject to statutory affordable dwelling unit program.
(8)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements, and backlog for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Gross new orders	38	27
Cancellations	3	3
Net new orders	35	24
Gross new order revenue	$16,089	$13,404
Cancellation revenue	$1,156	$1,488
Net new order revenue	$14,933	$11,916
Average gross new order price	$423	$497
Settlements	22	21
Revenue - homebuilding	$9,523	$10,010
Average settlement price	$433	$477
Backlog units	38	27
Backlog revenue	$16,264	$14,346
Average backlog price	$428	$531

Revenue – homebuilding

At March 31, 2016, we had a total of 38 units in backlog to generate future revenue of $16.3 million as compared to $14.3 million from 27 units at March 31, 2015. Gross new order revenue, consisting of revenue from all units sold, for the three months ended March 31, 2016 was $16.1 million on 38 units as compared to $13.4 million on 27 units for the three months ended March 31, 2015. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the three months ended March 31, 2016 was $14.9 million on 35 units as compared to $11.9 million on 24 units for the three months ended March 31, 2015.

Revenue from homebuilding decreased by $0.5 million to $9.5 million for the three months ended March 31, 2016 as compared to $10.0 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, the Company settled 22 units (3 units at The Hampshires, 5 units at Falls Grove, 6 units at Maxwell Square, 4 units at Two Rivers and 4 units at Hallcrest), as compared to 21 units (4 units at The Hampshires, 9 units at Falls Grove, 2 units at Maxwell Square and 6 units at Shady Grove) for the three months ended March 31, 2015. Our homebuilding gross margin percentage for the three months ended March 31, 2016 decreased by 5% to 9.2%, as compared to 14.2% for the three months ended March 31, 2015. The decrease noted in margins was mainly a result of the number and mix of units settled and higher land and overhead costs as a percentage of homebuilding revenue in certain of our new communities that started settling during the latter part of 2015.

Revenue – other

Revenue – other decreased approximately $0.1 million to $0.2 million during the three months ended March 31, 2016, as compared to $0.3 million for the three months ended March 31, 2015. The decrease primarily relates to revenue from our real estate services activities.

Cost of sales – other

Cost of sales – other decreased by $0.1 million to $0.1 million during the three months ended March 31, 2016, as compared to $0.2 million for the three months ended March 31, 2015. The decrease primarily relates to our real estate services activities and is in line with the decrease in Revenue - other.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2016 increased by $0.1 million to $0.5 million, as compared to $0.4 million for the three months ended March 31, 2015. The increase in sales and marketing expenses over the same period in the prior year is directly attributable to the increase in the number of active real estate developments sales and marketing efforts.

General and administrative

General and administrative expenses for the three months ended March 31, 2016 decreased by $0.4 million to $1.5 million, as compared to $1.9 million for the three months ended March 31, 2015. The decrease is attributable to attrition in employee head count and general overhead cost saving measures.

Income taxes

During the three months ended March 31, 2016, the Company recognized income tax expense of $25 and the effective tax rate is 2%. The Company recorded a net tax benefit of $70 for the three months ended March 31, 2015 and the effective tax rate was 6%. The net tax benefit consisted of a $51 tax expense and a $121 deferred tax benefit, both related to the New Hampshire Avenue project in Washington, D.C.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new potential acquisitions, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and we believe will continue to include, private equity and debt placements (which has included significant participation from parties related to the Company), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities. See Note 13 in the accompanying consolidated financial statements for more details on our credit facilities and Note 11 in the accompanying consolidated financial statements for details on private placement offerings.

We have outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition, development and construction of real estate projects. The Company has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each of our projects or collection of our projects to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders. As of March 31, 2016, the Company had $17.1 million of its credit facilities and project related loans scheduled to mature during the remainder of 2016. On April 14, 2016, subsequent to quarter end, the Company made the first principal curtailment to Comstock Growth Fund in the amount of $1.6 million. In addition, On April 13, 2016, the Company extended its revolving construction, acquisition, and development loans related to the Yorkshire project with Cardinal Bank which had had an initial maturity date of May 8, 2016 and the extension provides for a maturity date of May 8, 2017. This Yorkshire credit facility had $2.3 million outstanding balance at March 31, 2016.

Because certain of our credit facilities mature during various periods in 2016, we are in active discussions with our lenders and are seeking long term extensions and modifications to the loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default.

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

Cash Flow

Net cash used in operating activities was $0.4 million for the three months ended March 31, 2016 compared to the net cash used in operating activities of $3.8 million for the three months ended March 31, 2015. The $0.4 million net cash used in operations was primarily due to $2.9 million of releases of inventories associated with the increased number of units settled, offset by payments on accounts payable of $1.6 million, increases in trade receivables of $0.5 million and net loss of $1.2 million. The $3.8 million used in operating activities in 2015 was primarily due to $3.8 million for acquisition of inventories.

Net cash used in investing activities was $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. This usage was mainly attributable to the change in compensating balances held in escrow purchase accounts as collateral for certain letters of credit, which are funded upon settlement and release of units.

Net cash used in financing activities was $7.4 million for the three months ended March 31, 2016. This was primarily attributable to the distribution of $1.4 million to the New Hampshire Avenue non-controlling interest member, along with the pay downs on notes payable of $11.2 million, offset by borrowings of $5.2 million. Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2015, primarily attributable to proceeds from notes payable of $10.3 million, offset by the distribution to the New Hampshire Avenue non-controlling interest of $0.9 million, pay downs on notes payable of $7.3 million, increases in loan financing costs of $0.1 million, and $0.1 million in stock repurchases.

Seasonality

The homebuilding industry usually experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in the Spring and Summer, although this activity is also highly dependent on the number of active selling communities, the timing of new community openings and other market factors. Because it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as Spring and Summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry and the general economy.

Recently Issued Accounting Standards

See Note 1 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2016 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on March 27, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.4	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2016).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 16, 2016	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/S/ CHRISTOPHER L. CONOVER
Christopher L. Conover
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)