Form 10-Q
period 2016-06-30
Comstock Holding Companies, Inc.
filed 2016-08-15
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

As of August 15, 2016, 3,020,810 shares of Class A common stock, par value $0.01 per share, and 390,500 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$3,377	$12,448
Restricted cash	2,763	2,566
Trade receivables	1,102	332
Real estate inventories	34,914	38,223
Fixed assets, net	291	394
Other assets, net	4,892	4,515

TOTAL ASSETS	$47,339	$58,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$8,398	$7,638
Notes payable - secured by real estate inventories	21,846	24,823
Notes payable - due to affiliates, unsecured, net of discount	15,692	19,028
Notes payable - unsecured	1,336	1,548
Income taxes payable	21	—

TOTAL LIABILITIES	47,293	53,037

Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.01 par value, 806,647 and 772,210 shares issued and liquidation preference of $4,033 and $3,861 at June 30, 2016 and December 31, 2015, respectively	$1,226	$1,174
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 3,020,810 and 2,997,437 issued, and outstanding, respectively	30	30
Class B common stock, $0.01 par value, 390,500 shares authorized, issued, and outstanding	4	4
Additional paid-in capital	175,982	175,963
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(179,418)	(175,785)

TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(4,838)	(1,276)
Non-controlling interests	4,884	6,717

TOTAL EQUITY	46	5,441

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,339	$58,478

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Revenue—homebuilding	$9,699	$12,115	$19,222	$22,125
Revenue—other	279	449	462	756

Total revenue	9,978	12,564	19,684	22,881

Expenses
Cost of sales—homebuilding	9,185	10,594	17,830	19,184
Cost of sales—other	153	188	244	353
Sales and marketing	403	489	886	914
General and administrative	1,373	1,936	2,915	3,833
Interest and real estate tax expense	306	156	522	326

Operating loss	(1,442)	(799)	(2,713)	(1,729)
Other income, net	13	582	21	774

Loss before income tax expense	(1,429)	(217)	(2,692)	(955)
Income tax (expense) benefit	(32)	(57)	(57)	13

Net loss	(1,461)	(274)	(2,749)	(942)
Net income attributable to non-controlling interests	448	534	884	809

Net loss attributable to Comstock Holding Companies, Inc.	(1,909)	(808)	(3,633)	(1,751)
Paid-in-kind dividends on Series B Preferred Stock	86	—	172	—

Net loss attributable to common stockholders	$(1,995)	$(808)	$(3,805)	$(1,751)

Basic net loss per share	$(0.60)	$(0.25)	$(1.15)	$(0.57)
Diluted net loss per share	$(0.60)	$(0.25)	$(1.15)	$(0.57)

Basic weighted average shares outstanding	3,319	3,173	3,312	3,077
Diluted weighted average shares outstanding	3,319	3,173	3,312	3,077

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,749)	$(942)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of loan discount, loan commitment and deferred financing fees	633	181
Deferred income tax expense (benefit)	7	(90)
Depreciation expense	104	53
Gain on derivative	—	(696)
Earnings from unconsolidated joint venture, net of distributions	50	(19)
Amortization of stock compensation	41	135
Changes in operating assets and liabilities:
Restricted cash	(69)	(121)
Trade receivables	(770)	(723)
Real estate inventories	3,318	(6,152)
Other assets	(861)	470
Accrued interest	113	338
Accounts payable and accrued liabilities	789	2,036
Income taxes payable	21	(43)

Net cash provided by (used in) operating activities	627	(5,573)

Cash flows from investing activities:
Purchase of fixed assets	(1)	(136)
Payments on note receivable	17	16
Restricted cash	(128)	(252)

Net cash used in investing activities	(112)	(372)

Cash flows from financing activities:
Proceeds from notes payable	12,066	18,829
Payments on notes payable	(18,927)	(15,377)
Loan financing costs	—	(92)
Distributions to non-controlling interests	(2,717)	(1,100)
Contributions from non-controlling interests	—	2,450
Taxes paid related to net share settlement of equity awards	(8)	(32)
Repurchase of stock	—	(79)

Net cash (used in) provided by financing activities	(9,586)	4,599

Net decrease in cash and cash equivalents	(9,071)	(1,346)
Cash and cash equivalents, beginning of period	12,448	7,498

Cash and cash equivalents, end of period	$3,377	$6,152

Supplemental cash flow information:
Interest paid, net of interest capitalized	$(181)	$30
Income taxes paid	$—	$269
Supplemental disclosure for non-cash activity:
Increase in Class A common stock par value in connection with issuance of stock compensation	$—	$2
Increase in Class A common stock par value in connection with CGF Private Placement	$—	$16
Increase in additional paid-in capital in connection with issuance of Class A common stock under the CGF Private Placement	$—	$889
Discount on notes payable	$—	$(543)
Accrued liability settled through issuance of stock	$29	$50
Increase in Series B preferred stock value in connection with dividends paid in-kind	$52	$—

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

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted real estate development and construction services company focused in the Washington, D.C. metropolitan area (Washington, D.C., Northern Virginia and Maryland suburbs of Washington, D.C.). We have substantial experience with building a diverse range of products, including multi-family homes, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. References in this Form 10-Q to “Comstock,” “Company,” “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

The Company’s Class A common stock is traded on the NASDAQ Capital Market under the symbol CHCI and has no public trading history prior to December 17, 2004.

On September 25, 2015, the Company effected a 1-for-7 reverse stock split of its issued and outstanding shares of Class A common stock and Class B common stock. The Company’s Class A common stock continued trading on The Nasdaq Capital Market on a post-split basis on September 28, 2015. Throughout this quarterly report on Form 10-Q, a reference to a number of shares of the Company’s common stock, refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated.

For the three and six months ended June 30, 2016 and 2015, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new potential acquisitions, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and we believe will continue to include, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities. See Note 14 in the accompanying consolidated financial statements for more details on our credit facilities and Note 12 in the accompanying consolidated financial statements for details on private placement offerings.

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

As of June 30, 2016, the Company has $12.7 million of its credit facilities and project related loans scheduled to mature during the remainder of 2016. We are in active discussions with our lenders seeking long term extensions and modifications to the loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. We are anticipating that with the successful resolution of the debt extension discussions with our lenders, capital raises from our recent private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. The Company will also focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses. On July 20, 2016, the Company extended its revolving construction, acquisition, and development loan related to the Yorkshire project with Cardinal Bank, which had an initial maturity date of July 23, 2016, to October 23, 2016. This Yorkshire credit facility had an outstanding balance of $0.2 million at June 30, 2016. See Note 17 for further discussion regarding extensions and other subsequent events impacting our credit facilities.

Recent Developments

As of June 30, 2016, the Company reported total stockholders’ equity of $46. Thus, as of June 30, 2016, the Company did not meet the minimum of $2.5 million in stockholders’ equity required for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b)(1), which is one of the alternative tests for continued listing on The Nasdaq Capital Market. Additionally, as of June 30, 2016, the Company did not meet the other alternative tests of market value of listed securities or net income from continuing operations under Listing Rule 5550(b) and therefore, was no longer in compliance with the continued listing rules. As of August 15, 2016, the Company is not in receipt of any communications from The Nasdaq Stock Market LLC (“Nasdaq”) regarding its non-compliance. The Company’s deficiency has no immediate effect on the listing of the Company’s shares of Class A common stock on Nasdaq. The deficiency is primarily the result of the Company’s redemptions of non-controlling interests (included as equity in the Company’s financial statements) for the six months ended June 30, 2016 of $2,717, coupled with a net operating loss for the six months ended June 30, 2016 of $2,749.

As disclosed in Note 17 to the accompanying consolidated financial statements, on August 15, 2016, the Company, through its subsidiary, Comstock Investors X, L.C. (“Investors X”), entered into subscription agreements with certain accredited investors, pursuant to which the subscribers purchased membership interests in Investors X for an aggregate capital raise of $14,500. Proceeds from the Investors X offering are to be used to provide the equity financing for the Company’s Townes at Totten Mews project, consisting of 40 townhomes in Washington, D.C., and the Company’s The Towns at 1333 project, consisting of 18 townhomes in City of Alexandria, Virginia (the “Projects”), scheduled for acquisition, development and construction activities commencing in the coming months. With completion of the Investors X offering as of August 15, 2016, the Company has regained compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing under Listing Rule 5550(b)(1). The Company believes the actions it has undertaken have addressed the deficiencies noted above. However, there can be no assurances that the Company will maintain in compliance. If the Company is unsuccessful in its efforts to maintain compliance, a delisting of our common stock could adversely affect the market liquidity of our common stock, our ability to obtain financing and our ability to fund our operations. See additional risk factors disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (“ASU 2016-07”). The amendments in this ASU require, among other items, that an equity method investor add the cost of acquiring an additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting, as well as eliminates certain other existing requirements. ASU 2016-07 is effective for all companies for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

We assessed other accounting pronouncements issued or effective during the six months ended June 30, 2016 and deemed they were not applicable to us and are not anticipated to have a material effect on our consolidated financial statements.

2. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	June 30, 2016	December 31, 2015
Land and land development costs	$18,909	$22,896
Cost of construction (including capitalized interest and real estate taxes)	16,005	15,327

	$34,914	$38,223

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

The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities within the consolidated balance sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at beginning of period	$314	$362	$312	$492
Additions	42	50	86	92
Releases and/or charges incurred	(62)	(118)	(104)	(290)

Balance at end of period	$294	$294	$294	$294

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total interest incurred and capitalized	$857	$866	$1,593	$1,627
Total real estate taxes incurred and capitalized	95	121	117	189

Total interest and real estate taxes incurred and capitalized	$952	$987	$1,710	$1,816

Interest expensed as a component of cost of sales	$414	$376	$706	$756
Real estate taxes expensed as a component of cost of sales	52	54	101	92

Interest and real estate taxes expensed as a component of cost of sales	$466	$430	$807	$848

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

The following is a breakdown of the interest and real estate taxes expensed in the consolidated statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest incurred and expensed from entity level borrowings	$304	$154	$512	$317
Interest incurred and expensed for inactive projects	—	—	5	4
Real estate taxes incurred and expensed for inactive projects	2	2	5	5

	$306	$156	$522	$326

5. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2016	2015
Restricted escrow deposits	$—	$37
Deferred financing cost	860	1,259
Deposits on land purchase options	1,035	760
Loan commitment	1,286	1,286
Other	3,007	2,695

	6,188	6,037
Less : accumulated amortization	(1,296)	(1,522)

	$4,892	$4,515

6. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income per share for the three and six months ended June 30, 2016 and 2015 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and six months ended June 30, 2016 and 2015 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

For the three and six months ended June 30, 2016, there were no anti-dilutive shares, therefore, no shares were excluded from the computation of dilutive earnings per share. As a result of the net losses from continuing operations for the three months ended June 30, 2015, approximately 36 restricted stock awards were excluded from the computation of the dilutive earnings per share because their inclusion would have been anti-dilutive. As a result of the net losses from continuing operations for the six months ended June 30, 2015, approximately 47 restricted stock awards, 59 stock options and 5 warrants, respectively, were excluded from the computation of the dilutive earnings per share because their inclusion would have been anti-dilutive.

7. SEGMENT DISCLOSURES

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

			Real
			Estate
	Homebuilding	Multi-family	Services	Total
Three Months Ended June 30, 2016
Gross revenue	$9,699	$—	$279	$9,978
Gross profit	514	—	126	640
Net (loss) income	(1,587)	—	126	(1,461)
Depreciation and amortization	49	—	—	49
Interest expense	304	—	—	304
Total assets	47,134	—	205	47,339
Three Months Ended June 30, 2015
Gross revenue	$12,115	$—	$449	$12,564
Gross profit	1,521	—	261	1,782
Net (loss) income	(535)	—	261	(274)
Depreciation and amortization	94	—	—	94
Interest expense	154	—	—	154
Total assets	61,799	—	210	62,009
Six Months Ended June 30, 2016
Gross revenue	$19,222	$—	$462	$19,684
Gross profit	1,392	—	218	1,610
Net (loss) income	(2,967)	—	218	(2,749)
Depreciation and amortization	104	—	—	104
Interest expense	517	—	—	517
Total assets	47,134	—	205	47,339
Six Months Ended June 30, 2015
Gross revenue	$22,125	$—	$756	$22,881
Gross profit	2,941	—	403	3,344
Net (loss) income	(1,345)	—	403	(942)
Depreciation and amortization	205	—	—	205
Interest expense	321	—	—	321
Total assets	61,799	—	210	62,009

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs.

8. INCOME TAX

During the three and six months ended June 30, 2016, the Company recognized income tax expense of $32 and $57, respectively, and as of June 30, 2016 the effective tax rate is (35%). During the three months ended June 30, 2015, the Company recognized income tax expense of $57. During the six months ended June 30, 2015, the Company recorded a net income tax benefit of $13 which resulted from an out of period adjustment to reverse the valuation allowance, resulting in the recognition of a deferred tax benefit of $121, offset by income tax expense of $108, both related to the New Hampshire Avenue project in Washington, D.C. Because this error was not material to any previously filed consolidated financial statements and the impact of correcting this error in 2015 was not material, the Company recorded the correction in the first quarter of 2015. The effective tax rate for the three and six month periods ended June 30, 2015 was 3% and 1%, respectively.

The Company has not recorded any accruals related to uncertain tax positions as of June 30, 2016 and 2015. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years remain subject to examination by federal and most state tax authorities.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At June 30, 2016 and 2015, the Company had $1.9 million and $3.7 million in letters of credit, respectively. At June 30, 2016 and 2015, the Company had $4.3 million and $6.0 million in outstanding performance and payment bonds, respectively. No amounts have been drawn against the outstanding letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of June 30, 2016 and December 31, 2015, we had approximately $1.1 million and $1.0 million, respectively, in these escrow accounts, which are included in ‘Restricted cash’ in the accompanying consolidated balance sheets.

10. RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an affiliated entity that is wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease are as follows:

2016	$167
2017	167

Total	$334

For the three months ended June 30, 2016 and 2015, total payments made under this lease agreement were $81 and $79, respectively. For the six months ended June 30, 2016 and 2015, total payments made under this lease agreement were $162 and $158, respectively. As of June 30, 2016 and December 31, 2015, the Company recorded a straight–line rent payable of $19 and $24, respectively, which is included in ‘Accounts payable and accrued liabilities’ in the accompanying consolidated balance sheets.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended June 30, 2016 and 2015, the Company billed Comstock Asset Management, L.C. $279 and $220, respectively, for services and out-of-pocket expenses. For the six months ended June 30, 2016 and 2015, Comstock Asset Management, L.C. was billed $462 and $373, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the Company was owed $203 and $81, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

On October 17, 2014, Comstock Growth Fund (“CGF”), an administrative entity managed by the Company, entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for a principal amount of $10 million. Other purchasers who purchased interest in the private placement included members of the Company’s management and board of directors and other third-party, accredited investors for an additional principal amount of $6.2 million (the “CGF Private Placement”).

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum capacity of up to $20 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. All of the other terms of the unsecured promissory note remained the same. The Company borrowed an additional principal loan amount of $6.2 million under the amended and restated CGF promissory note bringing the total aggregate principal amount borrowed to $16.2 million. The CGF loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. Purchasers other than CDS who purchased membership interests in CGF received warrants that represent the right to purchase an amount of shares of our Class A common stock, depending upon the investment amount. As of June 30, 2016 and December 31, 2015, we had 76 warrants outstanding, representing the right to purchase shares of our Class A common stock having an aggregate fair value of $433, which was considered as a debt discount. The Company amortizes the debt discount over the three year term of the loan to interest expense. As of June 30, 2016, $12.6 million was outstanding in principal and accrued interest, net of discounts. For the three months ended June 30, 2016 and 2015, the Company made interest payments of $0.4 million on the CGF loan. For the six months ended June 30, 2016 and 2015, the Company made interest payments of $0.8 million on the CGF loan. During the three months ended June 30, 2016, the Company made the first principal curtailment to CGF in the amount of $1.6 million.

On December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, members of the Company’s management and board of directors and the other third party accredited investors who participated in the CGF Private Placement (the “Amended CGF Private Placement”). Under the Amended CGF Private Placement, in addition to the warrants described above, the Company entered into a commitment to grant 226,857 shares of our Class A common stock to the purchasers in the Amended CGF Private Placement. On May 12, 2015, the Company issued 226,857 un-registered shares of its Class A common stock to the purchasers in the Amended CGF Private Placement. The Amended CGF Private Placement was closed for additional investments on May 15, 2015.

On December 29, 2015, the Company and Stonehenge Funding, L.C. (“Stonehenge”), an entity wholly owned by our Chief Executive Officer, entered into a Note Exchange and Subscription Agreement pursuant to which the note in the original principal amount of $4,500 issued to the Company by Stonehenge was exchanged for 772,210 shares of the Company’s Series B Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share (the “Series B Preferred Stock”). The number of shares of Series B Preferred Stock received by Stonehenge in exchange for the note represented the principal amount outstanding plus accrued interest under the note as of December 29, 2015, which was $3,861. The note was cancelled in its entirety on December 29, 2015. The holders of Series B Preferred Stock earn dividends at a rate of 8.75% per annum accruing from the effective date of the Note Exchange and Subscription Agreement. The dividends accrue whether or not declared. The dividends are also cumulative and payable quarterly in arrears at the last day of each quarterly reporting period in the form of additional Series B Preferred Stock (PIK) or in the sole discretion of the board of directors, in cash. For the three and six months ended June 30, 2016, 17,221 and 34,437 shares of the Series B Preferred Stock, respectively, with a liquidation value of $86 and $172, respectively, were paid in-kind, and are included in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets.

On December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company was created for the purpose of extending loans to the Company. CGF II entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”).

Simultaneously, on December 29, 2015, the Company and CGF II entered into an unsecured revolving line of credit promissory note in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year upon payment of a $10 extension fee. The interest rate is 10% per annum, and interest payments will be accrued and paid in-kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The Company pays an origination fee of 1% on the amount of the advance, up to an aggregate amount of $100, and a maintenance fee of 0.25% of the average outstanding balance of the loan on a quarterly basis. As of June 30, 2016 and December 31, 2015, $3.1 million and $5.0 million, respectively, was outstanding in principal and accrued interest. See Note 14 to the consolidated financial statements for further discussion of transactions entered with CGF II.

See Note 12 to the consolidated financial statements for a description of the Comstock VII and Comstock VIII Private Placements, which included certain of our officers and directors, and Note 14 to the consolidated financial statements for a description of the CGF Private Placement and the CGF II Private Placement.

11. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 in September 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest of $3. This note bears a fixed interest rate of 6% per annum. As of June 30, 2016 and December 31, 2015, the outstanding balance of the note was $124 and $141, respectively, and is included within ‘Other assets’ in the accompanying consolidated balance sheets. The interest income of $2 for the three months ended June 30, 2016 and 2015, is included in ‘Other income, net’ in the consolidated statements of operations. The interest income of $4 and $5 for the six months ended June 30, 2016 and 2015, respectively, is included in ‘Other income, net’ in the consolidated statements of operations.

12. VARIABLE INTEREST ENTITY

Included within the Company’s real estate inventories at June 30, 2016 and December 31, 2015 are several projects that are determined to be a variable interest entity (“VIE”). These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C., and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During the six months ended June 30, 2016 and 2015, New Hampshire Ave. Ventures, LLC distributed $1.9 million and $1.1 million, respectively, to its non-controlling interest member, 6000 New Hampshire Avenue, LLC.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of the Company and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units in Loudoun County, Virginia. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. During the six months ended June 30, 2016 and 2015, no distributions were made to the non-controlling interest member, BridgeCom Development II, LLC. The Company exited the Eastgate project in the second quarter of 2014 after closing on all 66 units.

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

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). In connection with the Comstock VIII Private Placement, the Company issued 15 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Financial Officer and the Company’s former Chief Operating Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to

20% per annum. The proceeds from the Comstock VIII Private Placement are being used for the current and planned construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement are being utilized (A) to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. During the six months ended June 30, 2016, the Company paid distributions in the amount of $0.8 million, to its non-controlling interest member, Comstock VIII Class B Members. No distributions were paid to the Comstock VIII Class B Members during the six months ended June 30, 2015.

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock IX Private Placement are being utilized (A) for the current and planned construction of the Stone Ridge project of 35 single family homes in Loudoun County Virginia; (B) to reimburse the Company for prior expenditures incurred on behalf of the Stone Ridge project; and (C) for general corporate purposes of the Company. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. No distributions have been paid to the Comstock IX Class B Members through June 30, 2016.

The distributions to and contributions from the VIEs discussed above are included within the ‘non-controlling interest’ in the consolidated balance sheets for the periods presented.

At June 30, 2016 and December 31, 2015, total assets of these VIEs were approximately $18.6 million and $22.7 million, respectively, and total liabilities were approximately $11.8 million and $13.0 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

13. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and periodically adjusts the carrying value for its proportionate share of earnings, losses and distributions. The carrying value of the investment is included within ‘Other assets’ in the accompanying consolidated balance sheets and our proportionate share of the earnings from the investment are included in ‘Other income, net’ in the accompanying consolidated statements of operations for the periods presented. Our share of the earnings for the three and six months ended June 30, 2016 are $8 and $16, respectively. During the three and six months ended June 30, 2015, our share of the earnings from this joint venture was $35 and $54, respectively. During the six months ended June 30, 2016 and 2015, the Company collected total distributions of $66 and $35, respectively, as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Statement of Operations:
Total net revenue	$45	$98	$90	$172
Total expenses	29	28	58	65

Net income	$16	$70	$32	$107

Comstock Holding Companies, Inc. share of net income	$8	$35	$16	$54

14. CREDIT FACILITIES

Notes payable consisted of the following:

	June 30, 2016	December 31, 2015
Construction revolvers	$6,039	$5,832
Development and acquisition notes	10,827	13,833
Mezzanine notes	1,400	1,367
Line of credit	3,580	3,791

Total secured notes	21,846	24,823

Unsecured financing	1,336	1,548
Notes payable, unsecured, net of $2.3 million discount	15,692	19,028

Total notes payable	$38,874	$45,399

As of June 30, 2016, maturities and/or curtailment obligations of all borrowings are as follows:

2016	$12,707
2017	23,880
2018	2,287

Total	$38,874

As of June 30, 2016, the Company had $12.7 million of its credit facilities and project related loans scheduled to mature during the remainder of 2016. We are in active discussions with our lenders seeking long-term extensions with respect to our loans and credit facilities maturing in 2016. The current performance of the projects and our early discussions with our lenders indicates that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts. See Note 17 for further discussion regarding extensions and other subsequent events impacting our credit facilities.

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

As of June 30, 2016 and December 31, 2015, the Company had secured construction revolving credit facilities with a maximum loan commitment of $39.6 million and $40.5 million, respectively. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of June 30, 2016 and December 31, 2015, the Company had approximately $33.6 million and $34.7 million, respectively, of unused construction loan commitments. The Company had $6.0 million and $5.8 million of outstanding construction borrowings as of June 30, 2016 and December 31, 2015, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At June 30, 2016 and December 31, 2015, the weighted average interest rate on the Company’s outstanding construction revolving facilities was 4.7% and 4.8% per annum, respectively. The construction credit facilities have maturity dates ranging from September 2016 to March 2018, including extensions subject to the Company meeting certain conditions.

As of June 30, 2016 and December 31, 2015, the Company had approximately $37.8 million of aggregate acquisition and development maximum loan commitments of which $10.8 million and $13.8 million, respectively, were outstanding. These loans have maturity dates ranging from July 2016 to March 2018, including extensions subject to certain conditions, and bear interest at a rate based on LIBOR and prime rate pricing options, with interest rate floors ranging from 4.25% to 5.5% per annum. As of June 30, 2016 and December 31, 2015, the weighted average interest rate was 4.7% per annum.

As of June 30, 2016, the Company had one mezzanine loan that is being used to finance the development of the Momentum | Shady Grove project. The maximum principal commitment amount of this loan was $1.1 million, of which $1.2 million and $1.1 million of principal and accrued interest was outstanding at June 30, 2016 and December 31, 2015, respectively. This financing carries an annual interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. This financing has a maturity date of December 31, 2016 and is guaranteed by the Company and our Chief Executive Officer.

Line of credit – secured

At June 30, 2016 and December 31, 2015, the Company had a secured revolving line of credit with a maximum capacity of $4.0 million, of which $3.6 million and $3.8 million was outstanding at June 30, 2016 and December 31, 2015, respectively. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ in the Washington, D.C. metropolitan area and guaranteed by our Chief Executive Officer. The Company uses this line of credit to finance the predevelopment related expenses and deposits for current and future projects and bears a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. This line of credit calls for the Company to adhere to financial covenants, as defined in the loan agreement such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA measured on an annual basis and matures on December 31, 2016. The Company obtained a waiver from the financial institution for not meeting the minimum liquidity measure as of June 30, 2016, but was in compliance with the minimum net worth requirement as dictated by the line of credit agreement as of June 30, 2016.

Unsecured note

As of June 30, 2016 and December 31, 2015, the Company had $1.3 million and $1.5 million, respectively, in outstanding balances under a 10-year unsecured note with a bank. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 2.2%. At June 30, 2016 and December 31, 2015, the interest rate was 2.6% and 2.5% per annum, respectively. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate – unsecured

Comstock Growth Fund

On October 17, 2014, CGF entered into a subscription agreement with CDS, pursuant to which CDS purchased membership interests in CGF for a principal amount of $10.0 million (the “CGF Private Placement”). Other investors who subsequently purchased interest in the CGF Private Placement included members of the Company’s management and board of directors and other third party accredited investors for an additional principal amount of $6.2 million.

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term (the “Original Promissory Note”). On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. The loan bears interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a

10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The loan will be used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements; (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $12.6 million and $14.1 million of outstanding borrowings, net of discounts, as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the interest rate was 11.1% and 10.0% per annum, respectively. For the three months ended June 30, 2016 and 2015, the Company made interest payments of $0.4 million. For the six months ended June 30, 2016 and 2015, the Company made interest payments of $0.8 million. During the three months ended June 30, 2016, the Company made the first principal curtailment to CGF in the amount of $1.6 million.

Comstock Growth Fund II

On December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year upon payment of a $10 extension fee. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The Company pays an origination fee of 1% on the amount of the advance, up to an aggregate amount of $100, and a maintenance fee of 0.25% of the average outstanding balance of the loan on a quarterly basis. The capital provided to the Company by the loan will be used by the Company (i) to capitalize the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, and (iii) for general corporate purposes. As of June 30, 2016 and December 31, 2015, $3.1 million and $5.0 million, respectively, was outstanding in principal and accrued interest. On January 8, 2016, the Company paid off the $5.0 million line of credit outstanding from CGF II at December 31, 2015 and concurrently, CDS redeemed all of its equity interest in CGF II.

On March 30, 2016, CDS repurchased a membership interest in CGF II for a principal amount of $3.0 million. Simultaneously, the Company received an advance of $3.0 million on its line of credit promissory note from CGF II.

15. FAIR VALUE DISCLOSURES

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

	June 30, 2016	December 31, 2015
Carrying amount	$38,874	$45,399
Fair value	$39,318	$45,166

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

16. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three and six months ended June 30, 2016 and 2015, the Company did not issue any stock options or restricted stock awards.

Stock-based compensation cost associated with restricted stock and stock options was recognized based on the fair value of the instruments over the instruments’ vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Real estate inventories - Assets	$4	$8	$9	$17
General and administrative - Expenses	15	59	41	135

	$19	$67	$50	$152

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

As of June 30, 2016, the weighted-average remaining contractual term of unexercised stock options was 5 years. As of June 30, 2016 and December 31, 2015, there was $0.1 million of unrecognized compensation cost related to stock grants.

17. SUBSEQUENT EVENTS

On July 20, 2016, the Company extended its revolving construction, acquisition, and development loans related to the Yorkshire project with Cardinal Bank. This loan had an initial maturity date of July 23, 2016 and the extension provides for a maturity date of October 23, 2016. As of June 30, 2016, we had $0.2 million in outstanding borrowings under this revolving credit facility.

During the fourth quarter of 2015, the Company wrote off $1.4 million of land purchase deposit paid to one of its communities in the Washington D.C. metropolitan area due to changes made to the scheduled lot take down strategy. In February 2016, two subsidiaries of the Company and a land seller filed claims and counterclaims against each other regarding land contract disputes. On July 29, 2016, the subsidiaries and the land seller entered into a settlement agreement whereby the Seller agreed to refund a portion of the deposit, $0.7 million, paid by Comstock and the land seller agreed to re-purchase 4 lots from Comstock. In consideration of the payments, the subsidiaries agreed to release Indemnity Deeds of Trust against the land seller’s other property and dismiss the litigation.

On August 15, 2016, Comstock Investors X, L.C. (“Investors X”), a subsidiary of the Company, entered into subscription agreements with certain accredited investors (the “Investors X Member(s)”), pursuant to which the Investors X Members purchased membership interests in Investors X for an aggregate capital raise of $14,500 (the “Investors X Private Placement”). The Investors X Members include an entity wholly owned by Christopher Clemente, the Chief Executive Officer of the Company. Upon closing the Investors X Private Placement, the Company issued warrants to purchase shares of the Company’s Class A Common Stock to the Investors X Members. The terms of the Investors X Private Placement provide that the warrants are to be ratably shared for each Investor X Member subscribing to a minimum, or exceeding, an initial investment amount of $1,000. The Warrants represent the right to purchase an aggregate amount of up to 100 shares of Class A Common Stock.

On August 15, 2016, Comstock Investors X, L.C. received $2,500 of the subscription proceeds from the Investors X Members. The subscription agreement for the Investors X Private Placement provides that the Comstock Investors X Members are entitled to a cumulative, compounded, preferred return on their capital account balances. The Company has the right to repurchase the interests of the Investors X Members, provided that (i) all of the Investor X Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Investor X Members’ capital account plus accrued preferred return. Proceeds of the Investors X Private Placement are to be utilized (i) to provide acquisition and development capital needed to complete the Projects in conjunction with obtaining construction financing for the Projects, (ii) to reimburse the Company for prior expenditures incurred on behalf of the Projects, and (iii) for general corporate purposes of the Company.

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

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products, including multi-family homes, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Multi-family and Real Estate Services as further discussed in Note 7 to the consolidated financial statements. We are currently focused in the Washington, D.C. metropolitan area, which is the seventh largest metropolitan statistical area in the United States.

We are currently operating, or developing in multiple counties throughout the Washington, D.C. area market. The following table summarizes certain information for our owned or controlled communities as of June 30, 2016:

	Pipeline Report as of June 30, 2016
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (8)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	38	—	—	—	—	$728
Townes at the Hampshires (3)	DC	TH	73	73	—	—	—	—	$551
Estates at Falls Grove	VA	SF	19	13	5	1	—	6	$544
Townes at Falls Grove	VA	TH	110	62	12	36	—	48	$301
Townes at Shady Grove Metro	MD	TH	36	26	—	10	—	10	$626
Townes at Shady Grove Metro (4)	MD	SF	3	3	—	—	—	—	$199
Momentum | Shady Grove Metro (5)	MD	Condo	110	—	—	110	—	110	$—
Estates at Emerald Farms	MD	SF	84	78	4	2	—	6	$413
Townes at Maxwell Square	MD	TH	45	41	4	—	—	4	$421
Townes at Hallcrest	VA	TH	42	18	16	8	—	24	$458
Estates at Leeland	VA	SF	24	2	6	16	—	22	$450
Villas | Preserve at Two Rivers 28’	MD	TH	10	4	2	4	—	6	$450
Villas | Preserve at Two Rivers 32’	MD	TH	10	8	—	2	—	2	$505
Marrwood East (7)	VA	SF	35	—	1	34	—	35	$591
Estates at Popkins Lane	VA	SF	12	—	—	—	12	12	$—
Townes at Richmond Station	VA	TH	54	—	—	—	54	54	$—
Richmond Station Multi-family	VA	MF	104	—	—	—	104	104	$—
Townes at Totten Mews (6)	DC	TH	40	—	—	—	40	40	$—
The Towns at 1333	VA	TH	18	—	—	—	18	18	$—
The Woods at Spring Ridge	MD	SF	24	—	—	—	24	24	$—

Total			891	366	50	223	252	525

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program; not considered a separate community.
(5)	18 of these units are subject to statutory moderately priced dwelling unit program.
(6)	5 of these units are subject to statutory affordable dwelling unit program.
(7)	1 of these units is subject to statutory affordable dwelling unit program.
(8)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Results of Operations

Three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015

Orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements, and backlog for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Gross new orders	34	37	72	71
Cancellations	1	3	4	6
Net new orders	33	34	68	65
Gross new order revenue	$15,353	$18,105	$31,441	$35,035
Cancellation revenue	$407	$1,604	$1,563	$3,091
Net new order revenue	$14,946	$16,501	$29,878	$31,944
Average gross new order price	$452	$489	$437	$493
Settlements	21	25	43	46
Revenue - homebuilding	$9,699	$12,115	$19,222	$22,125
Average settlement price	$462	$485	$447	$481
Backlog units	50	43	50	43
Backlog revenue	$21,514	$22,340	$21,514	$22,340
Average backlog price	$430	$520	$430	$520

Revenue – homebuilding

At June 30, 2016, we had a total of 50 units in backlog to generate future revenue of $21.5 million as compared to $22.3 million from 43 units at June 30, 2015. Gross new order revenue, consisting of revenue from all units sold, for the six months ended June 30, 2016 was $31.4 million on 72 units as compared to $35.0 million on 71 units for the six months ended June 30, 2015. Gross new order revenue for the three months ended June 30, 2016 was $15.4 million on 34 units as compared to $18.1 million on 37 units for the three months ended June 30, 2015. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the three months ended June 30, 2016 was $14.9 million on 33 units as compared to $16.5 million on 34 units for the three months ended June 30, 2015. Net new order revenue for the six months ended June 30, 2016 was $29.9 million on 68 units as compared to $31.9 million on 65 units for the six months ended June 30, 2015.

Revenue from homebuilding decreased by $2.9 million to $19.2 million for the six months ended June 30, 2016 as compared to $22.1 million for the six months ended June 30, 2015. Revenue from homebuilding decreased by $2.4 million to $9.7 million for the three months ended June 30, 2016 as compared to $12.1 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company settled 43 units (4 units at The Hampshires, 10 units at Falls Grove, 9 units at Maxwell Square, 7 units at Two Rivers, 11 units at Hallcrest, and 2 units at the Estates at Leeland), as compared to 46 units (10 units at The Hampshires, 16 units at Falls Grove, 9 units at Maxwell Square, 10 units at Shady Grove and 1 unit at Hall Road) for the six months ended June 30, 2015. For the three months ended June 30, 2016, the Company settled 21 units (1 unit at The Hampshires, 5 units at Falls Grove, 3 units at Maxwell Square, 3 units at Two Rivers, 7 units at Hallcrest, and 2 units at the Estates at Leeland), as compared to 25 units (6 units at The Hampshires, 7 units at Falls Grove, 7 units at Maxwell Square, 4 units at Shady Grove, and 1 unit at Hallcrest) for the three months ended June 30, 2015. Our homebuilding gross margin percentage for the six months ended June 30, 2016 decreased by 6% to 7%, as compared to 13% for the six months ended June 30, 2015. The decrease noted in margins was mainly a result of the number and mix of units settled and higher land and overhead costs as a percentage of homebuilding revenue in certain of our new communities that started settling during the latter part of 2015 and 2016.

Revenue – other

Revenue – other decreased approximately $0.1 million to $0.3 million during the three months ended June 30, 2016, as compared to $0.4 million for the three months ended June 30, 2015. Revenue – other decreased approximately $0.3 million to $0.5 million during the six months ended June 30, 2016, as compared to $0.8 million during the six months ended June 30, 2015. The decrease primarily relates to revenue from our real estate services activities.

Cost of sales – homebuilding

Cost of sales – homebuilding decreased by $1.4 million to $9.2 million during the three months ended June 30, 2016, as compared to $10.6 million for the three months ended June 30, 2015. Cost of sales – homebuilding decreased by $1.4 million to $17.8 million during the six months ended June 30, 2016, as compared to $19.2 million during the six months ended June 30, 2015. The decrease noted was primarily attributable to the number of units settled and the mix of homes settled during the three and six months ended June 30, 2016.

Cost of sales – other

Cost of sales – other decreased by $0.2 million to $0.2 million during the six months ended June 30, 2016, as compared to $0.4 million during the six months ended June 30, 2015. The decrease primarily relates to our real estate services activities and is in line with the decrease in Revenue - other.

General and administrative

General and administrative expenses for the three months ended June 30, 2016 decreased by $0.5 million to $1.4 million, as compared to $1.9 million for the three months ended June 30, 2015. General and administrative expenses for the six months ended June 30, 2016 decreased by $0.9 million to $2.9 million, as compared to $3.8 million for the six months ended June 30, 2015. The decrease is attributable to attrition in employee head count and general overhead cost saving measures.

Income taxes

During the three and six months ended June 30, 2016, the Company recognized income tax expense of $32 and $57, respectively, and as of June 30, 2016 the effective tax rate is (35%). During the three months ended June 30, 2015, the Company recognized income tax expense of $57. During the six months ended June 30, 2015, the Company recorded a net income tax benefit of $13 which resulted from an out of period adjustment to reverse the valuation allowance, resulting in the recognition of a deferred tax benefit of $121, offset by income tax expense of $108, both related to the New Hampshire Avenue project in Washington, D.C. Because this error was not material to any previously filed consolidated financial statements and the impact of correcting this error in 2015 was not material, the Company recorded the correction in the first quarter of 2015. The effective tax rate for the three and six month periods ended June 30, 2015 was 3% and 1%, respectively.

Recent Developments

See the “Recent developments” section in Note 1 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new potential acquisitions, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and we believe will continue to include, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities. See Note 14 in the accompanying consolidated financial statements for more details on our credit facilities and Note 12 in the accompanying consolidated financial statements for details on private placement offerings.

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

As of June 30, 2016, the Company had $12.7 million of its credit facilities and project related loans scheduled to mature during the remainder of 2016. We are in active discussions with our lenders and are seeking long term extensions and modifications to the loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. We are anticipating that with successful resolution of the debt extension discussions with our lenders, the recently completed capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. The Company will also focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses. As stated in Note 14 to the accompanying consolidated financial statements, the Company was not in compliance with the minimum liquidity covenant requirement measure for its secured line of credit as of June 30, 2016. The Company obtained a waiver from the financial institution for not achieving the covenant requirement. On July 20, 2016, the Company extended its revolving construction, acquisition, and development loan related to the Yorkshire project with Cardinal Bank, which had an initial maturity date of July 23, 2016, to October 23, 2016. This Yorkshire credit facility had an outstanding balance of $0.2 million at June 30, 2016.

See Note 12 and Note 14 to the accompanying consolidated financial statements for details on private placement offerings and for more details on our credit facilities, respectively.

Cash Flow

Net cash provided by operating activities was $0.6 million for the six months ended June 30, 2016 compared to the net cash used in operating activities of $5.6 million for the six months ended June 30, 2015. The $0.6 million net cash provided by operations was primarily due to $3.3 million of releases of inventories associated with units settled and increases in accrued interest of $0.1 million, offset by the net loss of $2.7 million. The $5.6 million used in operating activities in 2015 was primarily attributable to the significant cash out flow for real estate inventories as the Company invested in new projects.

Net cash used in investing activities was $0.1 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. This usage was mainly attributable to the change in compensating balances held in escrow purchase accounts as collateral for certain letters of credit, which are funded upon settlement and release of units, and the purchase of a new customer relationship management system in 2015.

Net cash used in financing activities was $9.6 million for the six months ended June 30, 2016. This was primarily attributable to the distributions of $1.9 million to the New Hampshire Avenue non-controlling interest member, the distributions of $0.8 million to the Comstock Investors VIII Class B Members, along with the pay downs on notes payable of $18.9 million, offset by borrowings of $12.1 million. Net cash provided by financing activities was $4.6 million for the six months ended June 30, 2015, primarily attributable to the $2.5 million in proceeds received by the Company from the sale of membership interests in Comstock Investors IX, L.C. and borrowings under the unsecured promissory note with Comstock Growth Fund, offset by the $1.1 million of distributions paid to non-controlling interests. See Notes 12 and 14 to the accompanying consolidated financial statements for details on private placement offerings and for more details on our credit facilities, respectively.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2016 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on March 27, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.4	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2016).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: August 15, 2016	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/S/ CHRISTOPHER L. CONOVER
Christopher L. Conover
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)