Form 10-Q
period 2016-09-30
Comstock Holding Companies, Inc.
filed 2016-11-14
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

As of November 14, 2016, 3,028,225 shares of Class A common stock, par value $0.01 per share, and 390,500 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$2,464	$12,448
Restricted cash	2,556	2,566
Trade receivables	514	332
Real estate inventories	48,189	38,223
Fixed assets, net	282	394
Other assets, net	2,570	4,515

TOTAL ASSETS	$56,575	$58,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$12,155	$7,638
Notes payable - secured by real estate inventories	24,848	24,823
Notes payable - due to affiliates, unsecured, net of discount	15,763	19,028
Notes payable - unsecured	1,161	1,548
Income taxes payable	21	—

TOTAL LIABILITIES	53,948	53,037

Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY (DEFICIT)
Series B preferred stock $0.01 par value, 824,058 and 772,210 shares issued and liquidation preference of $4,120 and $3,861 at September 30, 2016 and December 31, 2015, respectively	$1,252	$1,174
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 3,028,225 and 2,997,437 issued, and outstanding, respectively	30	30
Class B common stock, $0.01 par value, 390,500 shares authorized, issued, and outstanding	4	4
Additional paid-in capital	176,078	175,963
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(180,464)	(175,785)

TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(5,762)	(1,276)
Non-controlling interests	8,389	6,717

TOTAL EQUITY	2,627	5,441

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,575	$58,478

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Revenue—homebuilding	$12,880	$12,043	$32,102	$34,168
Revenue—other	223	245	685	1,001

Total revenue	13,103	12,288	32,787	35,169

Expenses
Cost of sales—homebuilding	11,985	10,749	29,815	29,933
Cost of sales—other	85	103	329	456
Impairment charges and recovery, net	91	—	91	—
Sales and marketing	427	498	1,313	1,412
General and administrative	1,236	1,853	4,151	5,686
Interest and real estate tax expense	133	100	655	426

Operating loss	(854)	(1,015)	(3,567)	(2,744)
Other income, net	98	28	119	802

Loss before income tax expense	(756)	(987)	(3,448)	(1,942)
Income tax expense	—	(36)	(57)	(23)

Net loss	(756)	(1,023)	(3,505)	(1,965)
Net income attributable to non-controlling interests	290	68	1,174	877

Net loss attributable to Comstock Holding Companies, Inc.	(1,046)	(1,091)	(4,679)	(2,842)
Paid-in-kind dividends on Series B Preferred Stock	87	—	259	—

Net loss attributable to common stockholders	$(1,133)	$(1,091)	$(4,938)	$(2,842)

Basic net loss per share	$(0.34)	$(0.33)	$(1.49)	$(0.90)
Diluted net loss per share	$(0.34)	$(0.33)	$(1.49)	$(0.90)

Basic weighted average shares outstanding	3,326	3,284	3,317	3,166
Diluted weighted average shares outstanding	3,326	3,284	3,317	3,166

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,505)	$(1,965)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of loan discount, loan commitment and deferred financing fees	832	240
Deferred income tax benefit	7	(79)
Depreciation expense	144	109
Gain on derivative	—	(696)
Earnings from unconsolidated joint venture, net of distributions	25	(9)
Stock compensation	56	193
Impairment charges	813	—
Changes in operating assets and liabilities:
Restricted cash	42	(259)
Trade receivables	(182)	(409)
Real estate inventories	(9,953)	(8,231)
Other assets	527	401
Accrued interest	391	694
Accounts payable and accrued liabilities	4,560	2,702
Income taxes payable	21	(43)

Net cash used in operating activities	(6,222)	(7,352)

Cash flows from investing activities:
Purchase of fixed assets	(32)	(168)
Principal received on note receivable	26	27
Restricted cash	(32)	(450)

Net cash used in investing activities	(38)	(591)

Cash flows from financing activities:
Proceeds from notes payable	24,157	27,367
Payments on notes payable	(28,390)	(26,258)
Loan financing costs	(70)	(92)
Distributions to non-controlling interests	(4,413)	(1,150)
Contributions from non-controlling interests	5,000	2,450
Taxes paid related to net share settlement of equity awards	(8)	(32)
Repurchase of stock	—	(79)

Net cash (used in) provided by financing activities	(3,724)	2,206

Net decrease in cash and cash equivalents	(9,984)	(5,737)
Cash and cash equivalents, beginning of period	12,448	7,498

Cash and cash equivalents, end of period	$2,464	$1,761

Supplemental cash flow information:
Interest paid, net of interest capitalized	$(44)	$(245)
Income taxes paid	$—	$319
Supplemental disclosure for non-cash activity:
Increase in class A common stock par value in connection with issuance of stock compensation	$—	$1
Increase in class A common stock par value in connection with CGF Private Placement	$—	$2
Increase in additional paid-in capital in connection with issuance of class A common stock under the CGF Private Placement	$—	$903
Discount on notes payable	$—	$(543)
Accrued liability settled through issuance of stock	$43	$75
Paid in-kind dividends	$78	$—

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

The Company’s Class A common stock is traded on the NASDAQ Capital Market under the symbol “CHCI” and has no public trading history prior to December 17, 2004.

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

For the three and nine months ended September 30, 2016 and 2015, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

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

As of September 30, 2016, the Company has $10.0 million of its credit facilities and project related loans scheduled to mature during the remainder of 2016. We are in active discussions with our lenders seeking long term extensions and modifications to these loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. We are anticipating that with the successful resolution of the debt extension discussions with our lenders, capital raises from our recent private placement, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. The Company will also continue to focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses.

Recent Developments

On October 24, 2016, Comstock Redland Road II, L.C., a subsidiary of the Company, entered into a Purchase and Sale Agreement with Momentum Apartments, LLC for the sale of multi-family property located in Rockville, Maryland. The Agreement provides for a purchase price of $3.5 million. The Company expects to close on the sale of the property in the second quarter of 2017.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The amendments in this guidance are effective for public companies for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this new standard will have on our consolidated financial statements.

We assessed other accounting pronouncements issued or effective during the nine months ended September 30, 2016 and deemed they were not applicable to us and are not anticipated to have a material effect on our consolidated financial statements.

2. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	September 30, 2016	December 31, 2015
Land and land development costs	$32,527	$22,896
Cost of construction (including capitalized interest and real estate taxes)	15,662	15,327

	$48,189	$38,223

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

The following table is a summary of warranty reserve activity which is included in accounts payable and accrued liabilities within the consolidated balance sheets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$294	$294	$312	$492
Additions	111	48	197	140
Releases and/or charges incurred	(46)	(80)	(150)	(370)

Balance at end of period	$359	$262	$359	$262

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total interest incurred and capitalized	$811	$887	$2,404	$2,514
Total real estate taxes incurred and capitalized	53	125	170	314

Total interest and real estate taxes incurred and capitalized	$864	$1,012	$2,574	$2,828

Interest expensed as a component of cost of sales	$579	$471	$1,285	$1,227
Real estate taxes expensed as a component of cost of sales	64	64	165	156

Interest and real estate taxes expensed as a component of cost of sales	$643	$535	$1,450	$1,383

The amount of interest from entity level borrowings that we are able to capitalize in accordance with Accounting Standards Codification (“ASC”) 835 is dependent upon the average accumulated expenditures that exceed project specific borrowings. Additionally, when a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period they are incurred.

The following is a breakdown of the interest and real estate taxes expensed in the consolidated statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest incurred and expensed from entity level borrowings	$133	$97	$645	$414
Interest incurred and expensed for inactive projects	—	—	5	4
Real estate taxes incurred and expensed for inactive projects	—	3	5	8

	$133	$100	$655	$426

5. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted income per share for the three and nine months ended September 30, 2016 and 2015 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and nine months ended September 30, 2016 and 2015 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

As a result of net losses for the three and nine months ended September 30, 2016 and 2015, respectively, the following shares have been excluded from the diluted share computation as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted stock awards	—	5	—	7
Stock options	—	—	—	7
Warrants	—	—	—	1

	—	5	—	15

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

	Homebuilding	Multi-family	Real Estate Services	Total
Three Months Ended September 30, 2016
Gross revenue	$12,880	$—	$223	$13,103
Gross profit	895	—	138	1,033
Net (loss) income	(894)	—	138	(756)
Depreciation and amortization	89	—	—	89
Interest expense	133	—	—	133
Total assets	56,427	—	148	56,575
Three Months Ended September 30, 2015
Gross revenue	$12,043	$—	$245	$12,288
Gross profit	1,294	—	142	1,436
Net (loss) income	(1,165)	—	142	(1,023)
Depreciation and amortization	122	—	—	122
Interest expense	97	—	—	97
Total assets	59,251	—	301	59,552
Nine Months Ended September 30, 2016
Gross revenue	$32,102	$—	$685	$32,787
Gross profit	2,287	—	356	2,643
Net (loss) income	(3,861)	—	356	(3,505)
Depreciation and amortization	144	—	—	144
Interest expense	650	—	—	650
Total assets	56,427	—	148	56,575
Nine Months Ended September 30, 2015
Gross revenue	$34,168	$—	$1,001	$35,169
Gross profit	4,235	—	545	4,780
Net (loss) income	(2,510)	—	545	(1,965)
Depreciation and amortization	327	—	—	327
Interest expense	418	—	—	418
Total assets	59,251	—	301	59,552

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs.

7. INCOME TAX

During the three and nine months ended September 30, 2016, the Company recognized income tax expense of $0 and $57, respectively, and as of September 30, 2016 the effective tax rate is 2%. During the three months ended September 30, 2015, the Company recognized income tax expense of $36. During the nine months ended September 30, 2015, the Company recorded a net income tax expense of $23, which resulted from an out of period adjustment to reverse the valuation allowance, resulting in the recognition of a deferred tax benefit of $121, offset by income tax expense of $144, both related to the New Hampshire Avenue project in Washington, D.C. Because this error was not material to any previously filed consolidated financial statements and the impact of correcting this error in 2015 was not material, the Company recorded the correction in the first quarter of 2015. The effective tax rate for the three and nine months ended September 30, 2015 was 3% and 1%, respectively.

The Company has not recorded any accruals related to uncertain tax positions as of September 30, 2016 and 2015. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years remain subject to examination by federal and most state tax authorities.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At September 30, 2016 and 2015, the Company had $1.4 million and $3.5 million in outstanding letters of credit, respectively. At September 30, 2016 and 2015, the Company had $4.3 million and $5.0 million in outstanding performance and payment bonds, respectively. No amounts have been drawn against the outstanding letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of September 30, 2016 and December 31, 2015, we had approximately $1.0 million in these escrow accounts, which are included in ‘Restricted cash’ in the accompanying consolidated balance sheets.

9. RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an affiliated entity that is wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease are as follows:

2016	$84
2017	167

Total	$251

For the three months ended September 30, 2016 and 2015, total payments made under this lease agreement were $84 and $81, respectively. For the nine months ended September 30, 2016 and 2015, total payments made under this lease agreement were $246 and $239, respectively.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended September 30, 2016 and 2015, the Company billed Comstock Asset Management, L.C. $222 and $244, respectively, for services and out-of-pocket expenses. For the nine months ended September 30, 2016 and 2015, the Company billed Comstock Asset Management, L.C. $684 and $617, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the Company was owed $145 and $81, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

On October 17, 2014, Comstock Growth Fund (“CGF”), an administrative entity managed by the Company, entered into a subscription agreement with Comstock Development Services, LC (“CDS”), an entity wholly-owned by our Chief Executive Officer, pursuant to which CDS purchased membership interests in CGF for a principal amount of $10 million. Other purchasers who purchased interests in the private placement included members of the Company’s management and board of directors and other third-party, accredited investors for an additional principal amount of $6.2 million (the “CGF Private Placement”).

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

Purchasers other than CDS who purchased membership interests in CGF received warrants that represent the right to purchase an amount of shares of our Class A common stock, depending upon the investment amount. As of September 30, 2016 and December 31, 2015, there were 76 warrants issued in connection with the CGF Private Placement outstanding, representing the right to purchase shares of our Class A common stock having an aggregate fair value of $433, which was considered as a debt discount. The Company amortizes the debt discount over the three year term of the loan to interest expense. As of September 30, 2016, $12.6 million was outstanding in principal and accrued interest, net of discounts, on the CGF loan. For the three months ended September 30, 2016 and 2015, the Company made interest payments of $0.4 million and $0.3 million, respectively, on the CGF loan. For the nine months ended September 30, 2016 and 2015, the Company made interest payments of $1.2 million and $1.1 million, respectively, on the CGF loan.

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

On December 29, 2015, the Company and Stonehenge Funding, L.C. (“Stonehenge”), an entity wholly owned by our Chief Executive Officer, entered into a Note Exchange and Subscription Agreement pursuant to which the note in the original principal amount of $4,500 issued to the Company by Stonehenge was exchanged for 772,210 shares of the Company’s Series B Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share (the “Series B Preferred Stock”). The number of shares of Series B Preferred Stock received by Stonehenge in exchange for the note represented the principal amount outstanding plus accrued interest under the note as of December 29, 2015, which was $3,861. The note was cancelled in its entirety on December 29, 2015. The holders of Series B Preferred Stock earn dividends at a rate of 8.75% per annum accruing from the effective date of the Note Exchange and Subscription Agreement. The dividends accrue whether or not declared. The dividends are also cumulative and payable quarterly in arrears at the last day of each quarterly reporting period in the form of additional Series B Preferred Stock (PIK) or in the sole discretion of the board of directors, in cash. For the three and nine months ended September 30, 2016, 17,411 and 51,848 shares of the Series B Preferred Stock, respectively, with a liquidation value of $87 and $259, respectively, were paid in-kind, and are included in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets.

On December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company was created for the purpose of extending loans to the Company. CGF II entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”).

Simultaneously, on December 29, 2015, the Company and CGF II entered into an unsecured revolving line of credit promissory note in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in-kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. As of September 30, 2016 and December 31, 2015, $3.2 million and $5.0 million, respectively, was outstanding in principal and accrued interest on the CGF II loan.

See Note 11 to the consolidated financial statements for a description of the Comstock VII, Comstock VIII, Comstock IX, and Comstock X Private Placements and Note 13 to the consolidated financial statements for a description of the CGF Private Placement and the CGF II Private Placement.

10. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 in September 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest of $3. This note bears a fixed interest rate of 6% per annum. As of September 30, 2016 and December 31, 2015, the outstanding balance of the note was $115 and $141, respectively, and is included within ‘Other assets’ in the accompanying consolidated balance sheets. The interest income of $2 for the three months ended September 30, 2016 and 2015, is included in ‘Other income, net’ in the consolidated statements of operations. The interest income of $6 and $7 for the nine months ended September 30, 2016 and 2015, respectively, is included in ‘Other income, net’ in the consolidated statements of operations.

11. VARIABLE INTEREST ENTITY

Included within the Company’s real estate inventories at September 30, 2016 and December 31, 2015 are several projects that are determined to be variable interest entities (“VIEs”). These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C., and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During the nine months ended September 30, 2016 and 2015, New Hampshire Ave. Ventures, LLC distributed $1.9 million and $1.1 million, respectively, to its non-controlling interest member, 6000 New Hampshire Avenue, LLC.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of the Company and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units in Loudoun County, Virginia. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. During the nine months ended September 30, 2016, no distributions were made to the non-controlling interest member, BridgeCom Development II, LLC. During the nine months ended September 30, 2015, Comstock Eastgate, L.C. distributed $50 to its non-controlling interest member. The Company exited the Eastgate project in the second quarter of 2014 after closing on all 66 units.

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

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). In connection with the Comstock VIII Private Placement, the Company issued 15 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Financial Officer and the Company’s former Chief Operating Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement are being used for the current and planned construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement are being utilized (A) to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. During the nine months ended September 30, 2016, the Company paid distributions in the amount of $2.5 million, to its non-controlling interest member, Comstock VIII Class B Members. No distributions were paid to the Comstock VIII Class B Members during the nine months ended September 30, 2015.

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). Comstock IX Class B Members included unrelated third-party accredited investors. The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock IX Private Placement are being utilized (A) for the current and planned construction of the Stone Ridge project of 35 single family homes in Loudoun County Virginia; (B) to reimburse the Company for prior expenditures incurred on behalf of the Stone Ridge project; and (C) for general corporate purposes of the Company. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. No distributions have been paid to the Comstock IX Class B Members through September 30, 2016.

In August 2016, Comstock Investors X, L.C. (“Comstock X”) entered into a subscription agreement with an accredited investor (“Comstock X Class B Member”), pursuant to which the Comstock X Class B Member purchased membership interests in Comstock X for an initial amount of $5.0 million, which is part of an aggregate capital raise of $14.5 million (the “Comstock X Private Placement”). The Comstock X Class B Member is CDS, an entity wholly owned by our Chief Executive Officer. In October 2016, CDS purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million. In connection with the Comstock X Private Placement, the Company issued a total of 150 warrants for the purchase of shares of the Company’s Class A common stock, having an aggregate fair value of $258. The Comstock X Member is entitled to a cumulative, preferred return of 6% per annum, compounded annually on the capital account balance. The Company has the right to repurchase the interest of the Comstock X Class B Member at any time, provided that (i) all of the Comstock X Class B Members’ interest is acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock X Class B Members’ capital account plus accrued priority return. The proceeds from the Comstock X Private Placement are being used for the current and planned construction of the following projects: The Townes at Totten Mews, consisting of 40 townhomes in Washington, D.C., and The Towns at 1333, consisting of 18 townhomes in the City of Alexandria, Virginia (collectively, the “Investor X Projects”). Proceeds of the Comstock X Private Placement are being utilized (A) to provide capital needed to complete the Investor X Projects, (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor X Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity.

The distributions to and contributions from the VIEs discussed above are included within the ‘non-controlling interest’ in the consolidated balance sheets for the periods presented.

At September 30, 2016 and December 31, 2015, total assets of these VIEs were approximately $34.9 million and $22.7 million, respectively, and total liabilities were approximately $19.3 million and $13.0 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

12. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and periodically adjusts the carrying value for its proportionate share of earnings, losses and distributions. The carrying value of the investment is included within ‘Other assets’ in the accompanying consolidated balance sheets and our proportionate share of the earnings from the investment are included in ‘Other income, net’ in the accompanying consolidated statements of operations for the periods presented. Our share of the earnings for the three and nine months ended September 30, 2016 are $34 and $50, respectively. During the three and nine months ended September 30, 2015, our share of the earnings from this joint venture was $23 and $77, respectively. During the nine months ended September 30, 2016 and 2015, the Company collected total distributions of $75 and $67, respectively, as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Statement of Operations:
Total net revenue	$96	$76	$186	$248
Total expenses	28	30	86	95

Net income	$68	$46	$100	$153

Comstock Holding Companies, Inc. share of net income	$34	$23	$50	$77

13. CREDIT FACILITIES

Notes payable consisted of the following:

	September 30,	December 31,
	2016	2015
Construction revolvers	$4,151	$5,832
Development and acquisition notes	16,359	13,833
Mezzanine notes	1,410	1,367
Line of credit	2,928	3,791

Total secured notes	24,848	24,823

Unsecured financing	1,161	1,548
Notes payable, unsecured, net of $2.1 million and $2.3 million discount, respectively	15,763	19,028

Total notes payable	$41,772	$45,399

As of September 30, 2016, maturities and/or curtailment obligations of all borrowings are as follows:

2016	$10,038
2017	27,189
2018	4,545

Total	$41,772

As of September 30, 2016, the Company had $10.0 million of its credit facilities and project related loans scheduled to mature during the remainder of 2016, and we are in active discussions with our lenders seeking long-term extensions. The current performance of the projects and our early discussions with our lenders indicates that we will likely be successful in extending or modifying these loans, though no assurances can be made that we will be successful in these efforts.

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

As of September 30, 2016 and December 31, 2015, the Company had secured construction revolving credit facilities with a maximum loan commitment of $36.5 million and $40.5 million, respectively. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of September 30, 2016 and December 31, 2015, the Company had approximately $32.4 million and $34.7 million, respectively, of unused construction loan commitments. The Company had $4.2 million and $5.8 million of outstanding construction borrowings as of September 30, 2016 and December 31, 2015, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At September 30, 2016 and December 31, 2015, the weighted average interest rate on the Company’s outstanding construction revolving facilities was 4.7% and 4.8% per annum, respectively. The construction credit facilities have maturity dates ranging from October 2016 to March 2018, including extensions subject to the Company meeting certain conditions. Subsequent to quarter end, the facility with a maturity date in October 2016 was extended to April 2017, as discussed further in Note 16 to the consolidated financial statements.

As of September 30, 2016 and December 31, 2015, the Company had approximately $38.3 million and $37.8 million, respectively, of aggregate acquisition and development maximum loan commitments of which $16.4 million and $13.8 million, respectively, were outstanding. These loans have maturity dates ranging from October 2016 to September 2018, including extensions subject to certain conditions, and bear interest at a rate based on LIBOR and prime rate pricing options, with interest rate floors ranging from 4.5% to 5.5% per annum. As of September 30, 2016 and December 31, 2015, the weighted average interest rate was 5.1% and 4.7% per annum, respectively. Subsequent to quarter end, the facility with a maturity date in October 2016 was extended to April 2017, as discussed further in Note 16 to the consolidated financial statements.

As of September 30, 2016, the Company had one mezzanine loan that is being used to finance the development of the Momentum | Shady Grove project. The maximum principal commitment amount of this loan was $1.1 million, of which $1.4 million and $1.1 million of principal and accrued interest was outstanding at September 30, 2016 and December 31, 2015, respectively. This financing carries an annual interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. This financing has a maturity date of December 31, 2016 and is guaranteed by the Company and our Chief Executive Officer.

Line of credit – secured

At September 30, 2016 and December 31, 2015, the Company had a secured revolving line of credit with a maximum capacity of $4.0 million, of which $2.9 million and $3.8 million was outstanding at September 30, 2016 and December 31, 2015, respectively. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ in the Washington, D.C. metropolitan area and guaranteed by our Chief Executive Officer. The Company uses this line of credit to finance the predevelopment related expenses and deposits for current and future projects and bears a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. This line of credit calls for the Company to adhere to financial covenants, as defined in the loan agreement such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA measured on an annual basis and matures on December 31, 2016. The Company obtained a waiver from the financial institution for not meeting the minimum liquidity measure as of September 30, 2016, but was in compliance with the minimum net worth requirement as dictated by the line of credit agreement as of September 30, 2016.

Unsecured note

As of September 30, 2016 and December 31, 2015, the Company had $1.2 million and $1.5 million, respectively, in outstanding balances under a 10-year unsecured note with a bank. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 2.2%. At September 30, 2016 and December 31, 2015, the interest rate was 2.6% and 2.5% per annum, respectively. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate – unsecured

Comstock Growth Fund

On October 17, 2014, CGF entered into a subscription agreement with CDS, pursuant to which CDS purchased membership interests in CGF for a principal amount of $10.0 million (the “CGF Private Placement”). Other investors who subsequently purchased interests in the CGF Private Placement included members of the Company’s management and board of directors and other third party accredited investors for an additional principal amount of $6.2 million.

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term (the “Original Promissory Note”). On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. The loan bears interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The loan will be used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $12.6 million and $14.0 million of outstanding borrowings under the CGF loan, net of discounts, as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the interest rate was 11.3% and 10.0% per annum, respectively. For the three months ended September 30, 2016 and 2015, the Company made interest payments of $0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company made interest payments of $1.2 million and $1.1 million, respectively. During the second quarter of 2016, the Company made the first principal curtailment to CGF in the amount of $1.6 million.

Comstock Growth Fund II

On December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The capital provided to the Company by the loan will be used by the Company (i) to capitalize the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, and (iii) for general corporate purposes. As of September 30, 2016 and December 31, 2015, $3.2 million and $5.0 million, respectively, was outstanding in principal and accrued interest under the CGF II loan.

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

	September 30,	December 31,
	2016	2015
Carrying amount	$41,772	$45,399
Fair value	$42,435	$45,166

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

During the fourth quarter of 2015, the Company wrote off $1.4 million of a land purchase deposit paid to one of its communities in the Washington, D.C. metropolitan area due to changes made to the scheduled lot take down strategy. In July 2016, the Company, through its subsidiaries, and the land seller entered into a settlement agreement whereby the seller agreed to refund a portion of the deposit, $0.7 million, which was included in ‘Impairment charges and recovery, net’ in the consolidated statement of operations for the three and nine months ended September 30, 2016.

During 2016, as a result of our impairment analysis, the Company wrote off $0.8 million in feasibility, site securing, predevelopment, design, carry costs and related costs for two communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions. The impairment charges are included in ‘Impairment charges and recovery, net’ in the consolidated statement of operations for the three and nine months ended September 30, 2016.

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three and nine months ended September 30, 2016 and 2015, the Company did not issue any stock options or restricted stock awards.

Stock-based compensation cost associated with restricted stock and stock options was recognized based on the fair value of the instruments over the instruments’ vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation cost for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Real estate inventories - Assets	$4	$8	$13	$25
General and administrative - Expenses	15	58	56	193

	$19	$66	$69	$218

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

As of September 30, 2016, the weighted-average remaining contractual term of unexercised stock options was 5 years. As of September 30, 2016 and December 31, 2015, there was $0.1 million of unrecognized compensation cost related to stock grants.

16. SUBSEQUENT EVENTS

On October 3, 2016, CDS purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million.

On October 18, 2016, the Company extended its revolving construction, acquisition, and development loans related to the Yorkshire project with Cardinal Bank. This loan had an initial maturity date of October 23, 2016 and the extension provides for a maturity date of April 23, 2017. As of September 30, 2016, the Company had $0.2 million in outstanding borrowings under this revolving credit facility.

On October 24, 2016, Comstock Redland Road II, L.C., a subsidiary of the Company, entered into a Purchase and Sale Agreement with Momentum Apartments, LLC for the sale of multi-family property located in Rockville, Maryland. The Agreement provides for a purchase price of $3.5 million. The Company expects to close on the sale of the property in the second quarter of 2017.

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

We are currently operating, or developing in multiple counties throughout the Washington, D.C. area market. The following table summarizes certain information for our owned or controlled communities as of September 30, 2016:

	Pipeline Report as of September 30, 2016
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (8)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	38	—	—	—	—	$747
Townes at the Hampshires (3)	DC	TH	73	73	—	—	—	—	$551
Estates at Falls Grove	VA	SF	19	16	2	1	—	3	$543
Townes at Falls Grove	VA	TH	110	78	3	29	—	32	$301
Townes at Shady Grove Metro	MD	TH	36	26	—	10	—	10	$626
Townes at Shady Grove Metro (4)	MD	SF	3	3	—	—	—	—	$199
Momentum | Shady Grove Metro (5)	MD	Condo	110	—	—	110	—	110	$—
Estates at Emerald Farms	MD	SF	84	78	5	1	—	6	$431
Townes at Maxwell Square	MD	TH	45	45	—	—	—	—	$421
Townes at Hallcrest	VA	TH	42	27	13	2	—	15	$463
Estates at Leeland	VA	SF	24	2	8	14	—	22	$460
Villas | Preserve at Two Rivers 28’	MD	TH	6	4	1	1	—	2	$454
Villas | Preserve at Two Rivers 32’	MD	TH	10	9	1	—	—	1	$507
Marrwood East (7)	VA	SF	35	—	2	33	—	35	$637
Townes at Richmond Station	VA	TH	54	—	—	—	54	54	$—
Richmond Station Multi-family	VA	MF	104	—	—	—	104	104	$—
Townes at Totten Mews (6)	DC	TH	40	—	—	40	—	40	$—
The Towns at 1333	VA	TH	18	—	—	18	—	18	$—
The Woods at Spring Ridge	MD	SF	21	—	—	21	—	21	$—

Total			872	399	35	280	158	473

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program; not considered a separate community.
(5)	18 of these units are subject to statutory moderately priced dwelling unit program.
(6)	5 of these units are subject to statutory affordable dwelling unit program.
(7)	1 of these units is subject to statutory affordable dwelling unit program.
(8)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Results of Operations

Three and nine months ended September 30, 2016 compared to three and nine months ended September 30, 2015

Orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements, and backlog for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross new orders	21	43	93	114
Cancellations	3	3	7	9
Net new orders	18	40	86	105
Gross new order revenue	$9,249	$20,298	$40,690	$55,333
Cancellation revenue	$1,462	$1,414	$3,025	$4,505
Net new order revenue	$7,787	$18,884	$37,665	$50,828
Average gross new order price	$440	$472	$438	$485
Settlements	33	24	76	70
Revenue - homebuilding	$12,880	$12,043	$32,102	$34,168
Average settlement price	$390	$502	$422	$488
Backlog units	35	59	35	59
Backlog revenue	$16,421	$29,171	$16,421	$29,171
Average backlog price	$469	$494	$469	$494

Revenue – homebuilding

Revenue from homebuilding increased by $0.9 million to $12.9 million for the three months ended September 30, 2016 as compared to $12.0 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, the Company settled 33 units (19 units at Falls Grove, 4 units at Maxwell Square, 1 unit at Two Rivers, and 9 units at Hallcrest), as compared to 24 units (4 units at The Hampshires, 6 units at Falls Grove, 7 units at Maxwell Square, 4 units at Shady Grove, and 3 units at Hallcrest) for the three months ended September 30, 2015. Revenue from homebuilding decreased by $2.1 million to $32.1 million for the nine months ended September 30, 2016 as compared to $34.2 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the Company settled 76 units (4 units at The Hampshires, 29 units at Falls Grove, 13 units at Maxwell Square, 8 units at Two Rivers, 20 units at Hallcrest, and 2 units at the Estates at Leeland), as compared to 70 units (14 units at The Hampshires, 22 units at Falls Grove, 16 units at Maxwell Square, 14 units at Shady Grove and 4 units at Hallcrest) for the nine months ended September 30, 2015. Our homebuilding gross margin percentage for the nine months ended September 30, 2016 decreased by 5% to 7%, as compared to 12% for the nine months ended September 30, 2015. The decrease noted in margins was mainly a result of the number of units settled and the mix of homes settled and higher construction and overhead costs as a percentage of homebuilding revenue in certain of our communities that started settling during the latter part of 2015 and 2016.

At September 30, 2016, we had a total of 35 units in backlog to generate future revenue of $16.4 million as compared to $29.2 million from 59 units at September 30, 2015. Gross new order revenue, consisting of revenue from all units sold, for the nine months ended September 30, 2016 was $40.7 million on 93 units as compared to $55.3 million on 114 units for the nine months ended September 30, 2015. Gross new order revenue for the three months ended September 30, 2016 was $9.2 million on 21 units as compared to $20.3 million on 43 units for the three months ended September 30, 2015. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the three months ended September 30, 2016 was $7.8 million on 18 units as compared to $18.9 million on 40 units for the three months ended September 30, 2015. Net new order revenue for the nine months ended September 30, 2016 was $37.7 million on 86 units as compared to $50.8 million on 105 units for the nine months ended September 30, 2015.

Revenue – other

Revenue – other decreased approximately $0.3 million to $0.7 million during the nine months ended September 30, 2016, as compared to $1.0 million during the nine months ended September 30, 2015. The decrease primarily relates to revenue from our real estate services activities.

Cost of sales – homebuilding

Cost of sales – homebuilding increased by $1.3 million to $12.0 million during the three months ended September 30, 2016, as compared to $10.7 million for the three months ended September 30, 2015. The increase noted was primarily attributable to the number of units settled and the mix of homes settled during the three and nine months ended September 30, 2016.

Cost of sales – other

Cost of sales – other decreased by $0.2 million to $0.3 million during the nine months ended September 30, 2016, as compared to $0.5 million during the nine months ended September 30, 2015. The decrease primarily relates to our real estate services activities and is in line with the decrease in Revenue - other.

Impairment charges and recovery, net

During the fourth quarter of 2015, the Company wrote off $1.4 million of land purchase deposit paid to one of its communities in the Washington, D.C. metropolitan area due to changes made to the scheduled lot take down strategy. In July 2016, the Company, through its subsidiaries, and the land seller entered into a settlement agreement whereby the seller agreed to refund a portion of the deposit, $0.7 million, which was included in ‘Impairment charges and recovery, net’ in the consolidated statement of operations for the three and nine months ended September 30, 2016.

During the third quarter of 2016, as a result of our impairment analysis, the Company wrote off $0.8 million in feasibility, site securing, predevelopment, design, carry costs and related costs for two communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions. The impairment charges are included in ‘Impairment charges and recovery, net’ in the consolidated statement of operations for the three and nine months ended September 30, 2016.

General and administrative

General and administrative expenses for the three months ended September 30, 2016 decreased by $0.7 million to $1.2 million, as compared to $1.9 million for the three months ended September 30, 2015. General and administrative expenses for the nine months ended September 30, 2016 decreased by $1.5 million to $4.2 million, as compared to $5.7 million for the nine months ended September 30, 2015. The decrease is attributable to attrition in employee head count and general overhead cost saving measures.

Income taxes

During the three and nine months ended September 30, 2016, the Company recognized income tax expense of $0 and $57, respectively, and as of September 30, 2016 the effective tax rate is 2%. During the three months ended September 30, 2015, the Company recognized income tax expense of $36. During the nine months ended September 30, 2015, the Company recorded a net income tax expense of $23, which resulted from an out of period adjustment to reverse the valuation allowance, resulting in the recognition of a deferred tax benefit of $121, offset by income tax expense of $144, both related to the New Hampshire Avenue project in Washington, D.C. Because this error was not material to any previously filed consolidated financial statements and the impact of correcting this error in 2015 was not material, the Company recorded the correction in the first quarter of 2015. The effective tax rate for the three and nine month periods ended September 30, 2015 was 3% and 1%, respectively.

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

As of September 30, 2016, the Company had $10.0 million of its credit facilities and project related loans scheduled to mature during the remainder of 2016. We are in active discussions with our lenders and are seeking long term extensions and modifications to the loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. During the quarter ended September 30, 2016, the Company obtained a waiver from the lender on its secured revolving line of credit for failure to meet the minimum liquidity covenant as of September 30, 2016. See Note 13 to the accompanying consolidated financial statements for more information. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. We are anticipating that with the successful resolution of the debt extension discussions with our lenders, the recently completed capital raises from our private placement, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. The Company will also continue to focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses.

On October 18, 2016, the Company extended its revolving construction, acquisition, and development loan related to the Yorkshire project with Cardinal Bank, which had an initial maturity date of October 23, 2016 to April 23, 2017. This Yorkshire credit facility had an outstanding balance of $0.2 million, plus accrued interest, at September 30, 2016.

See Note 11 and Note 13 to the accompanying consolidated financial statements for details on private placement offerings and for more details on our credit facilities, respectively.

Cash Flow

Net cash used in operating activities was $6.2 million for the nine months ended September 30, 2016 compared to the net cash used in operating activities of $7.4 million for the nine months ended September 30, 2015. The $6.2 million net cash used in operations was primarily attributable to $10.0 million of inventory acquired, primarily related to the acquisition of three properties during the three months ended September 30, 2016, along with a net loss of $3.5 million, offset by the amortization of loan discounts and other financing fees of $0.8 million, increases in prepaid project costs of $0.5 million, increases in accrued interest of $0.4 million, and increases in accounts payable and other accrued liabilities of $4.6 million. The $7.4 million net cash used in operating activities in 2015 was primarily attributable to the significant cash out flow for real estate inventories as the Company invested $8.2 million in new projects and the gain on derivate of $0.7 million related to the issuance of stock under the CGF Private Placement, offset by increases in accounts payable and accrued liabilities of $2.7 million.

The decrease in net cash used in investing activities of $0.6 million was attributable to a decrease in the purchase of fixed assets of $0.2 million and a decrease in compensating balances held in escrow purchase accounts as collateral for certain letters of credit, which are funded upon settlement and release of units of $0.5 million.

Net cash used in financing activities was $3.7 million for the nine months ended September 30, 2016. This was primarily attributable to the distributions of $1.9 million to the New Hampshire Avenue non-controlling interest member and the distributions of $2.5 million to the Comstock Investors VIII Class B Members, along with the pay downs on notes payable of $28.4 million, offset by borrowings of $24.2 million, and a contribution of $5.0 million from the Comstock Investors X Class B Member. Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2015, primarily attributable to the $2.5 million in proceeds received by the Company from the sale of membership interests in Comstock Investors IX. See Notes 11 and 13 to the accompanying consolidated financial statements for details on private placement offerings and on our credit facilities, respectively.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2016 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 8 to the accompanying consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on March 27, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.4	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2016).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

10.99*	Form of Subscription Agreement and Operating Agreement dated August 15, 2016, between Comstock Investors X, L.C. and [-], with accompanying Schedule A identifying subscribers.

10.100*	Form of Warrant issued in connection with private placement by Comstock Investors X, L.C.

10.101*	Land Purchase Agreement, between Comstock Sixth Street, LLC and Thos. Somerville Co.

10.102*	Membership Interests Agreement, between Comstock Beshers, L.C. and Dresden, LLC.

10.103*	Loan agreement, between Dresden, LLC, Comstock Emerald Farm, L.C. and Cardinal Bank.

10.104*	Promissory note, between Comstock Beshers, L.C. and Year 2003 Trust for Descendants, Pleasants Associates Limited Partnership, and CJC, LLC.

10.105*	Loan agreement, between Comstock Powhatan, L.C. and Cardinal Bank.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 14, 2016	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/S/ CHRISTOPHER L. CONOVER
Christopher L. Conover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)