Form 10-K
period 2016-12-31
Comstock Holding Companies, Inc.
filed 2017-04-17
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price of the registrant’s common equity on the Nasdaq Capital Market (“NASDAQ”) on June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $3,472,127. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of April 17, 2017, there were 3,220,996 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and 220,250 shares of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders or Annual Report on Form 10-K, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOLDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

Our Operating Market

We are primarily focused on the Washington, D.C. market (Washington, D.C. and the Northern Virginia and Maryland suburbs of Washington, D.C.), which is the sixth largest metropolitan statistical area in the United States. Our expertise in developing traditional and non-traditional housing products enables us to focus on a wide range of opportunities within our core market. We build homes and multi-family buildings in suburban communities, where we focus on low density products such as single-family detached homes, townhomes and mid-rise multi-family buildings, and in urban areas, where we focus on high density multi-family and mixed use products. For our homebuilding operations, we develop properties with the intent to sell either as fee-simple properties or condominiums to individual unit buyers or as investment properties to investors. Our homebuilding products are designed to attract first-time, early move-up and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products. We believe our middle market strategy positions our products such that they are affordable to a significant segment of potential home buyers in our market.

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

Throughout this annual report on Form 10-K, amounts in thousands, except per share data, number of units, or as otherwise noted.

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

Our land acquisition strategy is designed to maximize potential overall returns generated by homebuilding operations. We pursue land acquisition opportunities that generally fit into three categories:

•	Finished building lots – We purchase fully developed building lots from sellers that have secured necessary entitlements and permits. This enables us to minimize the amount of land we hold in inventory and to time our acquisition of such lots with the sales of homes to be built on such lots, thereby reducing the hold time and carrying costs associated with holding the lots.

•	Entitled building lots – We purchase certain development sites after the land seller has secured substantially all entitlements, allowing for prompt development of the land into building lots. This affords us the opportunity to secure building lots in locations where finished building lots are not readily available, or where the price of obtaining finished lots is determined to be unaffordable.

•	Land options – We contract to purchase certain development sites in advance of entitlements being secured. This affords us the opportunity to design the layout of the building lots to fit our home products, while the land continues to be held by the land seller and minimizes our costs associated with carrying such land in our inventory while development permits are secured.

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

Our Operations

We believe that we are properly staffed for current market conditions and that we have the ability to manage growth as market conditions warrant. Our operations are focused mainly in the Washington, D.C. market, where we believe our over 30 years of market experience provides us the best opportunity to enhance stockholder value.

Our Communities

We are currently operating, or developing projects in multiple counties throughout the Washington, D.C. market. The following table summarizes certain information for our owned or controlled communities as of December 31, 2016:

	Pipeline Report as of December 31, 2016
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (8)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date (in 000’s)
City Homes at the Hampshires	DC	SF	38	38	—	—	—	—	$747
Townes at the Hampshires (3)	DC	TH	73	73	—	—	—	—	$551
Estates at Falls Grove	VA	SF	19	18	—	1	—	1	$546
Townes at Falls Grove	VA	TH	110	80	9	21	—	30	$302
Townes at Shady Grove Metro	MD	TH	36	26	—	10	—	10	$581
Townes at Shady Grove Metro (4)	MD	SF	3	3	—	—	—	—	$—
Momentum | Shady Grove Metro (5)	MD	Condo	110	—	—	110	—	110	$—
Estates at Emerald Farms	MD	SF	84	78	5	1	—	6	$431
Townes at Maxwell Square	MD	TH	45	45	—	—	—	—	$421
Townes at Hallcrest	VA	TH	42	36	6	—	—	6	$464
Estates at Leeland	VA	SF	24	5	5	14	—	19	$461
Villas | Preserve at Two Rivers 28’	MD	TH	6	5	—	1	—	1	$458
Villas | Preserve at Two Rivers 32’	MD	TH	10	9	—	1	—	1	$506
Marrwood East (6)	VA	SF	35	1	8	26	—	34	$638
Townes at Totten Mews (7)	DC	TH	40	—	1	39	—	40	$650
The Towns at 1333	VA	TH	18	—	—	18	—	18	$—
The Woods at Spring Ridge	MD	SF	21	—	1	20	—	21	$645
Solomons Choice	MD	SF	56	—	—	—	56	56	$—
Townes at Richmond Station	VA	TH	104	—	—	—	104	104	$—
Condominiums at Richmond Station	VA	MF	54	—	—	—	54	54	$—

Total			928	417	35	262	214	511

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium and “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program.
(5)	16 of these units are subject to statutory moderately priced dwelling unit program.
(6)	1 of these units is subject to statutory affordable dwelling unit program.
(7)	5 of these units are subject to statutory inclusionary zoning program.
(8)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Northern Virginia Market

The Estates at Falls Grove and The Townes at Falls Grove projects are located in northern Prince William County near Centreville, Virginia. The properties are being developed as 19 single family homes and 110 condominium townhouses. We are actively selling both the single family homes and the townhomes in this community. As of December 31, 2016, we closed on 18 single family units and 80 townhome units. At December 31, 2016, there were 9 townhomes in backlog.

The Townes at Hallcrest is a community located in Sterling, Virginia. The property is being developed as 42 townhomes. As of December 31, 2016, we have closed on 36 units with the remaining 6 units delivered in the first quarter of 2017.

The Estates at Leeland is a community located in Fredericksburg, Virginia. The property is being developed as 24 single-family units. We are actively selling in this community and as of December 31, 2016, we have closed on 5 units and have 5 units in backlog.

Marrwood East is a residential project in Loudoun County, Virginia. The property is being developed as 35 single-family units. We are actively selling in this community and as of December 31, 2016, we have closed on 1 unit and have 8 units in backlog.

The Towns at 1333 is a community located in Alexandria, Virginia. The property is being developed as 18 condominium townhome units in this community. We began sales and marketing activity in January of 2017 and the first settlements are estimated to occur in mid-2017.

The Townes at Richmond Station and the Condominiums at Richmond Station are projects located in Prince William County, Virginia. The properties are under a land option agreement. We plan to construct 104 townhomes and 54 multi-family units on this site. Development is expected to commence in mid-2017.

Maryland

The Estates at Emerald Farms consists of 84 finished single-family lots that we own in a large development of single-family homes in Frederick, Maryland. As of December 31, 2016, we have closed on a total of 76 units and have 5 units in backlog.

The Townes at Shady Grove Metro and Momentum | Shady Grove are residential projects in Rockville, Maryland, adjacent to the Shady Grove metro rail station. The projects will be developed as 36 upscale townhomes, 3 single-family homes, and 110 multifamily dwelling units. As of December 31, 2016, we have closed on 29 units including the 3 single-family units. We are currently developing the land for the multifamily units.

The Townes at Maxwell Square project is located in downtown Frederick, Maryland. The property was developed as 45 condominium townhomes. We closed on all 45 units as of September 30, 2016.

The Villas | Preserve at Two Rivers 28’ and Villas | Preserve at Two Rivers 32’ projects are active adult communities in Anne Arundel County, Maryland. We are constructing a total of 16 villas in these communities. As of December 31, 2016, we have closed on a total of 14 units.

The Woods at Spring Ridge is a residential project in Frederick, Maryland. The property is being developed as 21 single-family units. We are actively selling in this community and as of December 31, 2016, we have 1 unit in backlog.

Solomons Choice is a residential project located in Anne Arundel County, Maryland. The property is being developed as 56 single-family units. Construction and sales activity commenced in early 2017.

District of Columbia

The City Homes at the Hampshires and The Townes at the Hampshires projects are located in the Northeast quadrant of Washington, D.C. The property was developed as 111 units, consisting of 38 single-family homes and 73 townhomes. As of June 30, 2016, we closed on all 111 units at this project.

The Townes at Totten Mews are located in the Northeast quadrant of Washington, D.C. This property is being developed as 40 townhome units. We are actively selling in this community and as of December 31, 2016, there was 1 unit in backlog.

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

Competition

The real estate development industry is highly competitive. We compete primarily on the basis of price, location, design, quality, service and reputation. We compete with small private builders and large regional or national builders. In addition to competing for home buyers and renters, builders compete for construction financing, raw materials and skilled labor. Additionally, under normal market conditions, competition exists within the industry for prime development sites, especially those where developed building lots are available under option lot contracts. We compete with other local, regional and national builders in all of these areas. Many of our competitors have significantly greater financial, sales and marketing and other resources than we have. Some of the national builders that we compete against include Pulte Homes, Beazer Homes, M/I Homes, DR Horton, Toll Brothers, CalAtlantic Homes, NVR, K. Hovnanian and Lennar.

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

Technology and Intellectual Property

We utilize our technology infrastructure to facilitate marketing of our projects. Through our web site, www.comstockhomes.com, our customers and prospective customers receive automatic electronic communications from us on a regular basis. Our corporate marketing directors work with in-house marketing and technology specialists to develop advertising and public relations programs for each project that leverage our technology capabilities. During 2016, we continued utilization of media and internet based marketing platforms, primarily in lieu of print advertisements. We believe that the home buying population will continue to increase its reliance on information available on the internet to help guide its home buying decision. Accordingly, through our marketing efforts, we will continue to seek to leverage this trend to lower per sale marketing costs while maximizing potential sales.

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

Employees

At December 31, 2016, we had 34 full-time and 2 part time employees. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers of the Registrant

Our executive officers and other management employees and their respective ages and positions as of December 31, 2016 are as follows:

Name	Age	Current Position
Christopher Clemente	57	Chairman and Chief Executive Officer
Christopher Conover	35	Chief Financial Officer
Jubal R. Thompson	47	General Counsel and Secretary

Christopher Clemente founded Comstock in 1985 and has been a director since May 2004. Since 1992, Mr. Clemente has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 30 years of experience in all aspects of real estate development and homebuilding, and more than 30 years of experience as an entrepreneur.

Christopher Conover was named our Chief Financial Officer effective September 2016. Prior to that, Mr. Conover served in various positions in the Company, most recently as Interim Chief Financial Officer. Mr. Conover joined the Company in January 2012 and prior to joining the Company, served seven years in public accounting in assurance services developing extensive experience providing audit and highly technical consulting services for real estate companies of various sizes and asset classes.

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

Most home buyers finance their purchase of new homes through third-party mortgage financing. As a result, residential real estate demand is adversely affected by increases in interest rates and decreases in the availability of consumer mortgage financing. Increased monthly mortgage costs and the continued constraints on obtaining financing for potential home buyers have depressed the market for new homes. For instance, regulations which tighten underwriting standards have made mortgage financing more difficult to obtain for some of our entry-level home buyers, which has led to decreased demand from these buyers. Even if potential home buyers do not experience difficulty securing mortgage financing for their purchases of new homes, increases in interest rates and decreased mortgage availability or significant alterations to mortgage product types could make it harder for them to sell their existing homes. This could continue to adversely affect our operating results and financial condition.

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

During 2016 and 2015, we evaluated all of our projects, to the extent of the existence of any impairment indicators requiring evaluation to determine if carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale. During 2016, as a result of our impairment analysis, the Company wrote off $2.4 million in feasibility, site securing, predevelopment, design, carry costs and related costs for certain of our communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions. Additionally, during 2016, the Company, through its subsidiaries, and the land seller of a community in the Washington, D.C. area entered into a settlement agreement, and the Company received a refund of $0.7 million representing a portion of the deposit deemed impaired during the Company’s impairment analysis in 2015.

During 2015, as a result of our impairment analysis, the Company wrote off $2.8 million in feasibility, site securing, predevelopment, design, carry costs and related costs for certain communities in the Washington, D.C. metropolitan area due to inventory delivery delays and inefficiencies which led to the Company re-evaluating the lot takedown strategy. The inventory was deemed impaired in December 2015 and was written down due to changes made to the scheduled lot take down strategy, offers received for the properties or changes in zoning requirement.

Our ability to use our Net Operating Losses (“NOLs”) and, in certain circumstances, future built-in losses and depreciation deductions can be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

We currently have approximately $138 million in federal and state NOLs with a potential value of up to approximately $54 million in tax savings. These deferred tax assets are currently fully reserved. If unused, these NOLs will begin expiring in 2027. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2016, the cumulative shift in the Company’s stock would not cause an inability to utilize any of our NOLs.

The Company’s ability to use its NOLs (and in certain circumstances, future built-in losses and depreciation deductions) can be negatively affected if there is an “ownership change” as defined under Internal Revenue Code Section 382. In general, an ownership change occurs whenever there is a shift in ownership by more than 50 percentage points by one or more 5% stockholders over a specified time period (generally three years). Given Internal Revenue Code Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, in 2011, Comstock adopted an Internal Revenue Code Section 382 rights agreement, which expired in May 2014. In June 2015, the Company’s stockholder’s approved a new Section 382 rights agreement (the “Rights Agreement”) to protect stockholder value. The Rights Agreement expires on March 27, 2025. The Rights Agreement was adopted to reduce the likelihood of such an unintended “ownership change”, thus preserving the value of these tax benefits.

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

The cancellation rate of buyers who contracted to buy a home from us but did not close escrow (as a percentage of overall orders) was approximately 7% and 15% during the years ended December 31, 2016 and 2015, respectively. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions including unemployment. Upon a home order cancellation, the homebuyer’s escrow deposit is returned to the homebuyer (other than certain miscellaneous deposits, which we retain). An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

We are dependent on the services of certain key employees, and the loss of their services could harm our business.

Our success largely depends on the continuing services of certain key employees, including Christopher Clemente, our Chairman and Chief Executive Officer; Christopher Conover, our Chief Financial Officer; and Jubal Thompson, our General Counsel and Secretary. Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Messrs. Clemente, Conover and Thompson each possess valuable industry and Company knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of these or other key employees could harm our operations, business plans and cash flows.

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

We provide service warranties on our homes for a period of one year or more following closing and provide warranties on occasion as required by applicable statutes for extended periods. We self-insure our warranties from time to time and reserve an amount we believe will be sufficient to satisfy any warranty claims on homes we sell and periodically purchase insurance related coverage to cover the costs associated with potential claims. Additionally, we attempt to pass much of the risk associated with potential defects in materials and workmanship on to the subcontractors performing the work and the suppliers and manufacturers of the materials and their insurance carriers. In such cases, we still may incur unanticipated costs if a subcontractor, supplier, manufacturer or its insurance carrier fails to honor its obligations regarding the work or materials it supplies to our projects. If the amount of actual claims materially exceeds our aggregate warranty reserves, any available insurance coverage and/or the amounts we can recover from our subcontractors and suppliers, our results of operations, cash flows, and financial condition may be adversely affected.

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

Our consolidated indebtedness as of December 31, 2016 is approximately $43.7 million, net of discounts and deferred financing charges, and matures at different periods in fiscal years 2017 and 2018. We are in active discussions with our lenders with respect to these maturities and are seeking extensions and modifications to the credit facilities and loans as necessary. If, for any reason, we are unable to refinance, extend or modify the existing indebtedness, these projects may be in default of their existing obligations, which may result in a foreclosure on the project collateral and loss of the project. Any such events could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price has been volatile, and we expect it will continue to be volatile. During the year ended December 31, 2016, the closing price of our common stock ranged from a high of $2.25 to a low of $1.50. The volatility of our stock price may also be due to many factors including:

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

Our Class A common stock is listed on The NASDAQ Capital Market. In order to maintain the listing of our Class A common stock on The NASDAQ Capital Market, we must meet minimum financial, operating and other requirements, including requirements for a minimum amount of capital, a minimum price per share and active operations. We may fail to satisfy certain of these listing requirements. In the past, we have at times not met the minimum trading price and stockholders’ equity amount required for continued listing on the NASDAQ Capital Market. We have taken steps to remedy these deficiencies, including by completing a reverse stock split to increase our trading price. However, if we fail to satisfy these or other continued listing requirements, we would be required to take steps to satisfy the applicable continued listing requirement or suffer delisting from The NASDAQ Capital Market. A delisting of our Class A common stock could adversely affect the market liquidity of our common stock, our ability to obtain financing and our ability to fund our operations.

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

As of December 31, 2016, Mr. Christopher Clemente, our Chief Executive Officer, and Mr. Greg Benson, a former member of our board of directors and Chief Operating Officer owned 100% of our outstanding Class B common stock, which, together with their shares of Class A common stock, represent approximately 75% of the combined voting power of all classes of our voting stock. On March 24, 2017, Mr. Clemente and an entity wholly owned by certain officers, directors and employees of the Company entered into a series of transactions with Mr. Benson pursuant to which Mr. Benson sold all of his Class B common stock. As a result of such transactions, the shares of Class B common stock purchased by Mr. Clemente remained Class B common stock but all other shares of Class B common stock were converted to Class A common stock. As of April 17, 2017, Mr. Clemente owns 100% of our Class B common stock, which, together with his shares of Class A common stock, represent approximately 60% of the combined voting power of all classes of our voting stock. As a result, Mr. Clemente has control over the election of our board of directors and our management and policies. Mr. Clemente, also has control over all matters requiring stockholder approval, including the amendment of certain provisions of our amended and restated certificate of incorporation, the approval of any equity-based employee compensation plans and the approval of significant corporate transactions, including mergers or acquisition transactions. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

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

During the period ended December 31, 2015, the Company authorized 3,000,000 shares of a new series of preferred stock designated as Series B Non-Convertible Preferred Stock (the “Series B Preferred Stock”). The shares of Series B Preferred Stock have a par value of $0.01 per share and a stated value of $5.00 per share. The Series B Preferred Stock has no conversion rights or voting rights other than required by applicable law. The Series B Preferred Stock earn dividends at a rate of 8.75% per annum. The dividends will accrue whether or not declared. The dividends are also cumulative and payable quarterly in arrears at the last day of each quarterly reporting period in the form of additional Series B Preferred Stock or in the sole discretion of the board of directors, in cash. On December 29, 2015, the Company issued 772,210 shares of Series B Preferred Stock in exchange for the conversion of an outstanding promissory note. On March 24, 2017, the Company and our Chief Executive Officer entered into a series of transactions which converted the Series B Preferred Stock to a newly created Series C Preferred Stock. Refer to Note 19 to the consolidated financial statements for further discussion of these transactions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On December 31, 2009, the Company, through its affiliate, Comstock Property Management, L.C., entered into a three-year lease for approximately 7,620 square feet of office space for its corporate headquarters at 1886 Metro Center Drive, Reston, Virginia from Comstock Asset Management, L.C., an affiliate, wholly-owned by our Chief Executive Officer. On September 19, 2012, the Company amended the lease to add an additional 2,436 square feet of office space, or a total of 10,056 square feet, for its corporate headquarters, with an effective date of July 1, 2012. Concurrent with the amendment, the Company agreed to extend the term of the lease for five-years from the effective date of the amendment. On October 1, 2016, the Company amended the lease reducing the leased space to 6,398 square feet, and extended the term to two years, expiring on September 30, 2018. See related party transactions in Note 10 in the accompanying consolidated financial statements for additional information.

For information regarding our projects, see Item 1 ‘Business – Our Communities.’

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

All shares related and per share information has been adjusted to give the effect to the Reverse Stock Split from the beginning of the earliest period presented. The following table sets forth the high and low sale prices of our Class A common stock, as reported on NASDAQ, for the periods indicated:

Fiscal Year Ended 2016	High	Low
First quarter	$1.97	$1.50
Second quarter	$1.94	$1.71
Third quarter	$2.25	$1.59
Fourth quarter	$2.05	$1.70

Fiscal Year Ended 2015	High	Low
First quarter	$7.70	$6.44
Second quarter	$6.51	$3.64
Third quarter	$5.81	$2.94
Fourth quarter	$3.61	$1.46

Holders

As of December 31, 2016, there were approximately 44 record holders of our Class A common stock. As of December 31, 2016, there were two holders of our Class B common stock. As of December 31, 2016, there were three holders of our Series B Preferred Stock.

Dividends

We have never paid any cash dividends on our Class A and Class B common stock and do not intend to do so in the foreseeable future. During the year ended December 31, 2016, the Company recorded $348 thousand of dividends paid-in-kind on its Series B Preferred Stock.

Issuer Purchases of Equity Securities

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to 429 thousand shares of our Class A common stock in one or more open market or privately negotiated transactions. During 2015, we repurchased 11 thousand shares of our Class A common stock pursuant to our share repurchase program and 404 thousand shares remained available for purchase. During 2016, no shares of our Class A common stock were repurchased.

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

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products including multi-family, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Multi-family and Real Estate Services as further discussed in Note 2 of our consolidated financial statements. We are primarily focused on the Washington, D.C. market, which is the sixth largest metropolitan statistical area in the United States.

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

Liquidity and Capital Resources

We require capital to operate, to post deposits on new potential acquisitions, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and we believe will continue to include, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities. See Note 8 in the accompanying consolidated financial statements for more details on our credit facilities and Note 3 in the accompanying consolidated financial statements for details on private placement offerings in 2016 and 2015.

As of December 31, 2016, $21.7 million of the Company’s secured project related notes were set to mature at various periods through the end of 2017. As of April 17, 2017, the Company has successfully extended or repaid all obligations with Lenders through April 27, 2017, as more fully described in Note 8 and Note 19, and we are actively engaging our lenders seeking long term extensions and modifications to the loans where necessary. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default.

At December 31, 2016, $15.8 million of our notes payable to affiliates were set to mature at the end of 2017. These funds were primarily obtained from entities wholly owned by our Chief Executive Officer, who has unilateral ability to extend the maturity dates beyond 2017 as needed.

The current performance of our projects has met all required servicing obligations required by the facilities. We are anticipating that with successful resolution of the debt extension discussions with our lenders, the recently completed capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. Refer to Note 8 and 19 for further discussion regarding our debts, extension of loan maturity date and other subsequent events impacting our credit facilities.

Cash Flow

Net cash used in operating activities was $11.8 million for the year ended December 31, 2016. The $11.8 million net cash used in operations in 2016 was primarily due to $11.1 million of net purchases of real estate inventories associated with the Townes at Totten Mews, the Towns at 1333, and the Woods at Spring Ridge projects, which commenced during the year. The $2.6 million net cash provided from operations in 2015 was primarily due to $1.6 million of net releases of inventories associated with the increased number of units settled and $0.6 million of net reductions in other assets mainly due to deposit refunds related to land purchase options.

Net cash provided by investing activities was $0.2 million for the year ended December 31, 2016. This was primarily attributable to the net releases of deposits from escrow accounts held as collateral for certain letters of credit of $0.2 million. Net cash used in investing activities was $0.7 million for the year ended December 31, 2015. This was primarily attributable to the increase in deposits to escrow accounts held as collateral for certain letters of credit of $0.6 million and $0.2 million in purchases of capital assets.

Net cash provided by financing activities was $4.9 million for the year ended December 31, 2016. This was primarily attributable to an increase in contributions from non-controlling interests, net of distributions paid, of $9.6 million, offset by a decrease in borrowings, net of payments, on notes payable of $4.5 million. Net cash provided by financing activities was $3.1 million for the year ended December 31, 2015. This was primarily attributable to an increase in borrowings, net of payments, on notes payable of $3.2 million and an increase in contributions from non-controlling interests, net of distributions paid, of $0.1 million.

Share Repurchase Program

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to 429 thousand shares of our Class A common stock in one or more open market or privately negotiated transactions.

During the year ended December 31, 2015, we repurchased 11 thousand shares, respectively, of our Class A common stock under the repurchase program. No such repurchases were made in 2016. As of December 31, 2016, 404 thousand shares of our Class A common stock remain available for repurchase pursuant to our share repurchase program.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 in the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require us to make certain estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates including those related to the consolidation of variable interest entities (“VIEs”), revenue recognition, impairment of real estate inventories, warranty reserve and our environmental liability exposure. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates.

A summary of significant accounting policies is provided in Note 2 in the accompanying consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that require the most difficult, subjective or complex judgments and estimates.

Real estate inventories

Real estate inventories include land, land development costs, construction and other costs. Real estate held for development and use is stated at cost, or when circumstances or events indicate that the real estate is impaired, at estimated fair value. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Land, land development and indirect land development costs are accumulated by specific project and allocated to various units within that project using specific identification and allocation based upon the relative estimated sales value method. Direct construction costs are assigned to units based on specific identification, when practical, or based upon the relative sales value method. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of fees, capitalized interest and real estate taxes. We also use our best estimate at the end of a reporting period to capitalize estimated construction and development costs. Costs incurred to sell real estate are capitalized to the extent they are reasonably expected to be recovered from the sale of the project or are incurred to obtain regulatory approval of sales. Other selling costs are expensed as incurred.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions, and any other circumstances that may affect fair value including management’s plans for the property. As of December 31, 2016 and 2015, the Company did not have any development projects considered to be held for sale.

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

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model which includes certain subjective assumptions. Expected volatilities are calculated based on our historical trading activities. We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the simplified method which assumes that the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by Accounting Standards Codification (“ASC”) 718, Stock Compensation.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We provide a valuation allowance when we consider it “more likely than not” (greater than a 50% probability) that a deferred income tax asset will not be fully recovered. Adjustments to the valuation allowance are a component of the deferred income tax expense or benefit in the consolidated statement of operations.

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

Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015

Orders, backlog and cancellations

The following table summarizes certain information related to new orders, settlements and backlog for the twelve months ended December 31, 2016 and 2015.

	Twelve Months Ended December
	2016	2015
Gross new orders	114	146
Cancellations	10	22
Net new orders	104	124
Gross new order revenue	$51,153	$69,070
Cancellation revenue	$4,818	$10,971
Net new order revenue	$46,335	$58,099
Average gross new order price	$449	$473
Settlements	94	123
Settlement revenue - homebuilding	$40,696	$60,132
Average settlement price	$433	$489
Backlog units	35	25
Backlog revenue	$16,670	$10,785
Average backlog price	$476	$431

Revenue – homebuilding

The number of units delivered for the year ended December 31, 2016 decreased by 29 to 94 as compared to 123 units for the year ended December 31, 2015. Average revenue per unit delivered decreased by $56 to $433 for the year ended December 31, 2016 as compared to $489 for the year ended December 31, 2015. Revenue from homebuilding decreased by $19.4 million to $40.7 million for the year ended December 31, 2016 as compared to $60.1 million for the year ended December 31, 2015. For the year ended December 31, 2016, the Company settled 94 units (4 units at The Hampshires, 33 units at Falls Grove, 13 units at Maxwell Square, 29 units at Townes at Hallcrest, 9 units at Villas at Two Rivers, 5 units at Estates at Leeland, and 1 unit at Marrwood East), as compared to 123 units (37 units at The Hampshires, 30 units at Falls Grove, 24 units at Maxwell Square, 20 units at Townes at Shady Grove, 7 units at Townes at Hallcrest, and 5 units at Villas at Two Rivers) for the year ended December 31, 2015. Gross new order revenue, consisting of revenue from all units sold, for the year ended December 31, 2016 was $51.2 million on 114 units as compared to $69.1 million on 146 units for the year ended December 31, 2015. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the year ended December 31, 2016 was $46.3 million on 104 units as compared to $58.1 million on 124 units for the year ended December 31, 2015. The decreases noted in sales, revenue and average sales price were a result of the decrease in the number of homes settled and mix of units settled. Our homebuilding gross margin percentage for the year ended December 31, 2016 decreased by 8.2% to 6.0%, as compared to 14.2% for the year ended December 31, 2015. The decrease noted in margins was mainly a result of the number of units settled and the mix of homes settled and higher construction and overhead costs as a percentage of homebuilding revenue in certain of our communities that started settling during the latter part of 2015 and 2016, which included our first settlements at the Estates at Leeland and Marrwood East projects.

Revenue – other

Revenue – other decreased approximately $0.3 million to $0.9 million during the year ended December 31, 2016, as compared to $1.2 million for the year ended December 31, 2015. The decrease primarily relates to revenue from real estate services.

Cost of sales – homebuilding

Cost of sales – homebuilding for the year ended December 31, 2016 decreased by $13.4 million to $38.2 million as compared to $51.6 million for the year ended December 31, 2015. The number of units settled and mix of homes settled during the year ended December 31, 2016 accounted for the decrease in cost of sales.

Cost of sales – other

Cost of sales – other decreased approximately $0.2 million to $0.4 million during the year ended December 31, 2016 as compared to $0.6 million for the year ended December 31, 2015. The decrease primarily relates to our real estate services activities and is consistent with the decrease in Revenue – other.

Impairment charges and recovery, net

We evaluate all of our projects to the extent of the existence of any impairment indicators requiring evaluation to determine if recorded carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale.

During 2016, as a result of our impairment analysis, the Company wrote off $2.4 million in feasibility, site securing, predevelopment, design, carry costs and related costs for certain of our communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions. Additionally, during 2016, the Company, through its subsidiaries, and the land seller of a community in the Washington, D.C. area entered into a settlement agreement, and the Company received a refund of $0.7 million representing a portion of the deposit deemed impaired during the Company’s impairment analysis in 2015.

In 2015, we wrote off $2.8 million in feasibility, site securing, predevelopment, design, and related costs due to inventory delivery delays and inefficiencies which led to the Company re-evaluating the lot takedown strategy. The inventory was deemed impaired in December 2015 and was written down due to changes made to the scheduled lot take down strategy, offers received for the properties or changes in zoning requirement.

Interest and real estate tax expense

Interest and real estate tax expense for the year ended December 31, 2016 increased to $0.9 million from $0.5 million for the year ended December 31, 2015. The primary reason for the increase is due to the amount of interest charges that did not qualify for interest capitalization because the interest charges were in excess of the weighted average of the rates applicable to entity level borrowings.

Income taxes

During the year ended December 31, 2016, the Company recognized income tax expense of $55 thousand and the effective tax rate was 0.82%. During the year ended December 31, 2015, the Company recorded an out of period adjustment to reverse the valuation allowance, resulting in the recognition of a deferred tax benefit of $0.1 million, offset by income tax expense of $0.4 million, both related to the New Hampshire Avenue project in Washington, D.C. Additionally, as a result of the conversion of the Stonehenge Note to Series B Preferred Stock, the Company realized a taxable gain on conversion, releasing $1.0 million of the deferred valuation allowance. The effective tax rate for the year ended December 31, 2015 was 5.64%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2016, that our disclosure controls and procedures were effective, and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2016, our internal control over financial reporting is effective.

Changes in Internal Control

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December  31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders or the Annual Report on Form 10-K, except that the information relating to our executive officers is included in Item 1, “Business – Executive Officers” of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders or the Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders or the Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders or the Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

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

(3) Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.5	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on January 4, 2016).

4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.1	Form of Indemnification Agreement (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.2	2004 Long-Term Incentive Compensation Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.3	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.4	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan(incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005). +

10.5	Employee Stock Purchase Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.6	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

10.7	Employment Agreement with Christopher Clemente (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

Exhibit Number	Exhibit

10.8	Confidentiality and Non-Competition Agreement with Christopher Clemente (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on
August 13, 2004 (No. 333-118193)). +

10.9	Trademark License Agreement (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.10	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.11	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.12	Sixth Loan Modification Agreement, dated as of November 26, 2008, by and among the Registrant and Bank of America, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.13	Third Amendment of Loan Agreement, dated September 16, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.14	First Amendment to Loan Agreement, dated October 30, 2009, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., the Registrant and Key Bank National Association (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.15	Forbearance Agreement and Second Amendment to Loan Agreement, dated January 27, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.16	Fourth Amendment to Sublease Agreement and Services Agreement, dated February 26, 2009, with Comstock Asset Management (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.17	Lease Agreement, dated on or about December 31, 2009, with Comstock Asset Management, L.C. by Comstock Property Management, L.C., a subsidiary of Registrant (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.18	Seventh Loan Modification Agreement dated as of February 25, 2010, by and among the Registrant and Bank of America, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

Exhibit Number	Exhibit

10.19	Memorandum Opinion, filed February 23, 2010, by the US District Court in favor of Comstock Potomac Yard, L.C., a subsidiary of Registrant, against Balfour Beatty Construction, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.20	Second Amended and Restated Indenture, dated as of February 12, 2010, by and among the Registrant and Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010).

10.21	Loan Agreement, dated as of January 27, 2011, by and among Comstock Potomac Yard, L.C. and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2011).

10.22	Credit Enhancement and Indemnification Agreement, dated February 17, 2011, by and between Registrant and Christopher D. Clemente and Gregory V. Benson (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2011).

10.23	Right of First Refusal and First Offer Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July 15, 2011).

10.24	Loan Agreement, dated as of October 5, 2011, by and among Comstock Penderbrook, L.C. and BCL Penderbrook, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.25	Loan Agreement, dated as of May 29, 2012, by and among Eagle Bank and Comstock Potomac Yard, L.C and Comstock Penderbrook, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.26	Loan agreement, dated as of August 23, 2012, by and between Eagle Bank and New Hampshire Ave. Ventures, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.27	Loan agreement, dated as of September 27, 2012, by and between Cardinal Bank and Comstock Eastgate, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.28	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.29	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.30	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.31	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.32	Form of Subscription Agreement, dated March 14, 2013, between Comstock Investors VII, L.C. and Subscriber, with accompanying Schedule A identifying the other Subscription Agreements (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2013).

10.33	Loan agreement, dated as of May 8, 2013, by and between Cardinal Bank and Comstock Yorkshire, L.C. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2013).

Exhibit Number	Exhibit

10.34	Loan agreement, dated as of September 30, 2013, by and between Eagle Bank and Comstock Maxwell Square, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2013).

10.35	Deferred Purchase Money Promissory Note and a Secured First Deed of Trust dated September 13, 2013 between Comstock Hall Road L.C. and certain of the sellers named therein (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2013).

10.36	Form of Subscription Agreement, dated December 12, 2013, between Comstock Investors VIII L.C., and [-], with accompanying Schedule A identifying other Subscription (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2014).

10.37	Loan agreement, dated December 30, 2013, between Comstock Hall Road, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2014).

10.38	Guidance Line of Credit and Security Agreement, dated July 15, 2014 between the Registrant and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014).

10.39	Revolving Line of Credit Note, dated July 15, 2014, between the Registrant and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014).

10.40	Revolving Line of Credit Note, dated July 23, 2014, between Comstock Yorkshire, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on
November 13, 2014).

10.41	Amended and Restated Promissory Note, dated December 18, 2014, between Comstock Holding Companies, Inc. and Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.42	Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.43	Loan agreement, dated December 19, 2014, between Comstock Two Rivers II, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.44	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer & Trust Company, LLC dated March 27, 2015 (incorporated by reference to an Exhibit to the current report on Form 8-K filed with the Commission on March 27, 2015).

10.45	Loan agreement, dated February 20, 2015, between Comstock Stone Ridge, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015).

10.46	Loan agreement, dated March 17, 2015, between Comstock Two Rivers I, L.C. and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015).

10.47	Subscription Agreement and Operating Agreement, dated June 26, 2015, between Comstock Investors IX, L.C., and [-], with accompanying Schedule A identifying other Subscription (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2015).

10.48	Note Exchange and Subscription Agreement, dated December 29, 2015, between Comstock Holding Companies, Inc. and Stonehenge Funding, LC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 4, 2016).

10.49	Revolving Line of Credit Promissory Note, dated December 29, 2015, between Comstock Holding Companies, Inc. and Comstock Growth Fund II, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 4, 2016).

Exhibit Number	Exhibit

10.50	Form of Subscription Agreement and Operating Agreement dated August 15, 2016, between Comstock Investors X, L.C. and [-], with accompanying Schedule A identifying subscribers (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.51	Form of Warrant issued in connection with private placement by Comstock Investors X, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.52	Land Purchase Agreement, between Comstock Sixth Street, LLC and Thos. Somerville Co. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.53	Membership Interests Agreement, between Comstock Beshers, L.C. and Dresden, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.54	Loan agreement, between Dresden, LLC, Comstock Emerald Farm, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.55	Promissory note, between Comstock Beshers, L.C. and Year 2003 Trust for Descendants, Pleasants Associates Limited Partnership, and CJC, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.56	Loan agreement, between Comstock Powhatan, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.57*	Purchase and Sale Agreement, dated October 24, 2016, between Comstock Redland Road II, L.C. and Momentum Apartments, LLC.

10.58*	Operating Agreement, dated October 24, 2016, between Comstock Redland Road III, L.C. and SCG Development Partners, LLC to form Momentum General Partners, LLC.

14.1(2)	Code of Ethics (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

21.1*	List of subsidiaries

23.1*	Consent of BDO USA, LLP

23.2*	Consent of PricewaterhouseCoopers, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
+	Management contracts or compensatory plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: April 17, 2017	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and Chief Executive	April 17, 2017
Christopher Clemente	Officer (Principal Executive Officer)

/s/ CHRISTOPHER L. CONOVER	Chief Financial Officer	April 17, 2017
Christopher L. Conover	(Principal Financial Officer and Principal Accounting Officer)

/s/ A. CLAYTON PERFALL	Director	April 17, 2017
A. Clayton Perfall

/s/ DAVID M. GUERNSEY	Director	April 17, 2017
David M. Guernsey

/s/ JAMES A. MACCUTCHEON	Director	April 17, 2017
James A. MacCutcheon

/s/ NORMAN D. CHIRITE	Director	April 17, 2017
Norman D. Chirite

/s/ ROBERT P. PINCUS	Director	April 17, 2017
Robert P. Pincus

/s/ SOCRATES VERSES	Director	April 17, 2017
Socrates Verses

/s/ JOSEPH M. SQUERI	Director	April 17, 2017
Joseph M. Squeri

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comstock Holding Companies, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheet of Comstock Holding Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comstock Holding Companies, Inc. and subsidiaries at December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

McLean, Virginia

April 17, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Comstock Holding Companies, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows for the year ended December 31, 2015 present fairly, in all material respects, the financial position of Comstock Holding Companies, Inc. and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, VA

April 1, 2016

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$5,761	$12,448
Restricted cash	1,238	2,566
Trade receivables	613	332
Real estate inventories	49,842	38,223
Fixed assets, net	255	394
Other assets, net	2,112	4,197

TOTAL ASSETS	$59,821	$58,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$7,721	$7,638
Notes payable - secured by real estate inventories, net of deferred financing charges	26,927	24,692
Notes payable - due to affiliates, unsecured, net of discount and deferred financing charges	15,866	19,028
Notes payable - unsecured, net of deferred financing charges	911	1,361
Income taxes payable	19	—

TOTAL LIABILITIES	51,444	52,719

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY (DEFICIT)
Series B preferred stock, $0.01 par value, 3,000,000 shares authorized, 841,848 and 772,210 shares issued and liquidation preference of $4,209 and $3,861 at December 31, 2016 and 2015, respectively	$1,280	$1,174
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 3,035,922 and 2,997,437 issued and outstanding, respectively	30	30
Class B common stock, $0.01 par value, 390,500 shares authorized, issued and outstanding	4	4
Additional paid-in capital	176,251	175,963
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(184,778)	(175,785)

TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(9,875)	(1,276)
Non-controlling interests	18,252	6,717

TOTAL EQUITY	8,377	5,441

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,821	$58,160

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2016	2015
Revenues
Revenue—homebuilding	$40,696	$60,132
Revenue—other	884	1,244

Total revenue	41,580	61,376

Expenses
Cost of sales—homebuilding	38,236	51,583
Cost of sales—other	427	551
Impairment charges and recovery, net	1,703	2,765
Sales and marketing	1,606	2,076
General and administrative	5,586	7,410
Interest and real estate tax expense	886	547

Operating loss	(6,864)	(3,556)
Other income, net	157	861

Loss before income tax expense	(6,707)	(2,695)
Income tax (expense) benefit	(55)	732

Net loss	(6,762)	(1,963)
Net income attributable to non-controlling interests	2,231	2,604

Net loss attributable to Comstock Holding Companies, Inc.	(8,993)	(4,567)
Paid-in-kind dividends on Series B Preferred Stock	348	—

Net loss attributable to common stockholders	$(9,341)	$(4,567)

Basic loss per share	$(2.81)	$(1.43)
Diluted loss per share	$(2.81)	$(1.43)

Basic weighted average shares outstanding	3,321	3,198
Diluted weighted average shares outstanding	3,321	3,198

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Series B Preferred Stock		Class A		Class B		Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Non- controlling interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2015	—	$—	2,726	$27	390	$4	$171,639	$(2,583)	$(171,218)	$3,986	$1,855
Stock compensation and issuances	—	—	271	3			1,125				1,128
Warrants	—	—	12	—	—	—	304	—	—	—	304
Shares withheld related to net share settlement of restricted stock awards	—	—	(12)	—	—	—	(32)	—	—	—	(32)
Stonehenge note conversion	772	1,174	—	—	—	—	1,642	—	—	—	2,816
Stock repurchases	—	—	—	—	—	—	—	(79)	—	—	(79)
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	2,450	2,450
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	(2,323)	(2,323)
Discount on related party note payable	—	—	—	—	—	—	1,285	—	—	—	1,285
Net (loss) income	—	—	—	—	—	—	—	—	(4,567)	2,604	(1,963)

Balance at December 31, 2015	772	$1,174	2,997	$30	390	$4	$175,963	$(2,662)	$(175,785)	$6,717	$5,441
Stock compensation and issuances	—	—	43	—	—	—	144	—	—	—	144
Shares withheld related to net share settlement of restricted stock awards	—	—	(5)	—	—	—	(8)	—	—	—	(8)
Dividends paid in-kind	70	106	—	—	—	—	(106)	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	258	—	—	14,242	14,500
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	(4,938)	(4,938)
Discount on related party note payable	—	—	—	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	—	—	—	(8,993)	2,231	(6,762)

Balance at December 31, 2016	842	$1,280	3,035	$30	390	$4	$176,251	$(2,662)	$(184,778)	$18,252	$8,377

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,762)	$(1,963)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	1,046	283
Deferred income tax benefit	7	(1,057)
Depreciation expense	181	164
Gain on derivative	—	(696)
Earnings from unconsolidated joint venture, net of distributions	16	(36)
Impairment charges	2,425	2,765
Stock compensation	69	94
Changes in operating assets and liabilities:
Purchaser escrow deposits	1,096	(177)
Trade receivables	(281)	(222)
Real estate inventories	(11,090)	1,562
Other assets	569	649
Accrued interest	748	980
Accounts payable and accrued liabilities	141	257
Income taxes payable	19	(43)

Net cash (used in) provided by operating activities	(11,816)	2,560

Cash flows from investing activities:
Purchase of fixed assets	(42)	(163)
Principal received on note receivable	37	32
Collateral for letters of credit	232	(610)

Net cash provided by (used in) investing activities	227	(741)

Cash flows from financing activities:
Proceeds from notes payable	29,235	43,301
Payments on notes payable	(33,735)	(40,078)
Loan financing costs	(152)	(108)
Distributions to non-controlling interests	(4,938)	(2,323)
Contributions from non-controlling interests	14,500	2,450
Taxes paid related to net share settlement of equity awards	(8)	(32)
Repurchase of stock	—	(79)

Net cash provided by financing activities	4,902	3,131

Net (decrease) increase in cash and cash equivalents	(6,687)	4,950
Cash and cash equivalents, beginning of period	12,448	7,498

Cash and cash equivalents, end of period	$5,761	$12,448

Supplemental cash flow information:
Interest paid, net of interest capitalized	$(73)	$(412)
Income taxes paid	$—	$(519)

Supplemental disclosure for non-cash activity:
Increase in class A common stock par value in connection with issuance of stock compensation	$—	$1
Increase in class A common stock par value in connection with CGF Private Placement	$—	$2
Increase in additional paid-in capital in connection with issuance of class A common stock under the CGF Private Placement	$—	$903
Increase in Series B preferred stock at par value in connection with Stonehenge Note conversion	$—	$1,174
Increase in additional paid-in capital in connection with issuance of preferred stock related to the Stonehenge Note conversion	$—	$2,687
Discount on notes payable related to the CGF loan	$—	$(605)
Accrued liability settled through issuance of stock	$58	$99
Seller’s note related to the Woods at Spring Ridge project	$2,124	$—
Loan commitment on related party line of credit - CGF II	$—	$1,285

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data, number of units, or as otherwise noted)

1. ORGANIZATION

Comstock Holding Companies, Inc. is a multi-faceted real estate development and construction services company focused on the Washington, D.C. metropolitan area (Washington, D.C., Northern Virginia and Maryland suburbs of Washington, D.C.). The Company builds products including multi-family units, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. References in these consolidated financial statements to “Comstock,” “Company,” “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

The Company’s Class A common stock is traded on the Nasdaq Capital Market (“NASDAQ”) under the symbol “CHCI”.

On September 25, 2015, the Company effected a 1-for-7 reverse stock split of its issued and outstanding Class A common stock and Class B common stock. Throughout these consolidated financial statements, a reference to a number of shares of the Company’s common stock, refers to the number of shares of common stock after giving effect to the reverse stock split, unless otherwise indicated.

Liquidity Developments

We require capital to operate, to post deposits on new potential acquisitions, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital have historically included, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. The Company is involved in ongoing discussions with lenders and equity sources in order to obtain additional growth capital to fund various new business opportunities. See Note 8 for more details on our credit facilities and Note 3 for details on private placement offerings in 2016 and 2015.

As of December 31, 2016, $21.7 million of the Company’s secured project related notes were set to mature at various periods through the end of 2017. As of April 17, 2017, the Company has successfully extended or repaid all obligations with Lenders through April 27, 2017, as more fully described in Note 8 and Note 19, and we are actively engaging our lenders seeking long term extensions and modifications to the loans where necessary. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that if we default on an obligation, all debt with that particular institution could be called into default.

At December 31, 2016, $15.8 million of our notes payable to affiliates were set to mature at the end of 2017. These funds were primarily obtained from entities wholly owned by our Chief Executive Officer, who has unilateral ability to extend the maturity dates beyond 2017 as needed.

The current performance of our projects has met all required servicing obligations required by the facilities. We are anticipating that with successful resolution of the debt extension discussions with our lenders, the recently completed capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. Refer to Note 19 for further discussion regarding extensions and other subsequent events impacting our credit facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies and practices used in the preparation of the consolidated financial statements is as follows:

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has control of the entity, in which case the entity would be consolidated. The Company had one joint venture investment accounted for using the equity method as of December 31, 2016 and 2015.

Cash and cash equivalents and restricted cash

Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. At times, the Company may have deposits with institutions in excess of federally insured limits. We monitor the cash balances in our bank accounts and adjust the balance as appropriate. To date, we have not experienced loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial market. At December 31, 2016 and 2015, the Company had restricted cash of $1.2 million and $2.6 million, respectively, related to restricted purchaser escrow deposits and cash held in escrow as collateral for letters of credit.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions and any other circumstances that may affect fair value including management’s plans for the property. For assets held for development and use, a write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable. As of December 31, 2016 and 2015, the Company did not have any development projects considered to be held for sale.

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

The following table is a summary of interest and real estate taxes incurred, capitalized and expensed for units settled:

	Twelve Months Ended December 31
	2016	2015
Total interest incurred and capitalized	$3,227	$3,295
Total real estate taxes incurred and capitalized	240	400

Total interest and real estate taxes incurred and capitalized	$3,467	$3,695

Interest expensed as a component of cost of sales	$1,833	$2,346
Real estate taxes expensed as a component of cost of sales	235	258

Interest and real estate taxes expensed as a component of cost of sales	$2,068	$2,604

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

The following is a breakdown of the interest and real estate taxes expensed in the consolidated statement of operations for the periods presented:

	Twelve Months Ended December
	2016	2015
Interest incurred and expensed from entity level borrowings	$876	$530
Interest incurred and expensed for inactive projects	5	4
Real estate taxes incurred and expensed for inactive projects	5	13

	$886	$547

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

The following table is a summary of warranty reserve activity, which is included in accounts payable and accrued liabilities:

	Years ended December 31,
	2016	2015
Balance at beginning of period	$312	$492
Additions	233	246
Releases and/or charges incurred	(258)	(426)

Balance at end of period	$287	$312

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

Advertising costs

The total amount of advertising costs charged to operations for the year ended December 31, 2016 was $586, of which $542 was charged to sales and marketing and $44 was charged to general and administrative expenses. The total amount of advertising costs charged to operations for the year ended December 31, 2015 was $725, of which $714 was charged to sales and marketing and $11 was charged to general and administrative expenses.

Stock compensation

As discussed in Note 12, the Company sponsors stock option plans and restricted stock award plans. The Company accounts for its share-based awards pursuant to Accounting Standards Codification (“ASC”) 718, Share Based Payments. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. For the year ended December 31, 2016, total stock based compensation cost was $86 of which, $69 was charged to expenses within ‘general and administrative’ and ‘cost of sales-other’ in the consolidated statement of operations, and $17 was capitalized to ‘Real estate inventories’. For the year ended December 31, 2015, total stock based compensation cost was $124, and of this amount, $93 was charged to expenses within ‘general and administrative’ and ‘cost of sales-other’ in the consolidated statement of operations, and $31 was capitalized to ‘Real estate inventories’.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We provide a valuation allowance when we consider it “more likely than not” (greater than a 50% probability) that a deferred income tax asset will not be fully recovered. Adjustments to the valuation allowance are a component of the deferred income tax expense or benefit in the consolidated statement of operations.

Loss per share

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the years ended December 31, 2016 and 2015 are presented on the consolidated statement of operations. Restricted stock awards, stock options and warrants for the years ended December 31, 2016 and 2015 are included in the diluted loss per share calculation using the treasury stock method and average market prices during the periods, unless the restricted stock award, stock options and warrants would be anti-dilutive.

As a result of net losses for the years ended December 31, 2016 and 2015, the following shares have been excluded from the diluted share computation as their inclusion would be anti-dilutive:

	Twelve Months Ended December
	2016	2015
Restricted stock awards	—	10

	—	10

Comprehensive income

For the years ended December 31, 2016 and 2015, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the consolidated financial statements.

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

	Homebuilding	Multi-Family	Real Estate Services	Total
Twelve Months Ended December 31, 2016
Gross revenue	$40,696	$—	$884	$41,580
Gross profit	2,460	—	457	2,917
Net (loss) income	(7,219)	—	457	(6,762)
Total assets	59,688	—	133	59,821
Depreciation, amortization, and stock based compensation	258	—	10	268
Interest expense	881	—	—	881

Twelve Months Ended December 31, 2015
Gross revenue	$60,132	$—	$1,244	$61,376
Gross profit	8,549	—	693	9,242
Net (loss) income	(2,656)	—	693	(1,963)
Total assets	58,069	—	91	58,160
Depreciation, amortization, and stock based compensation	269	—	19	288
Interest expense	534	—	—	534

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

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to the current year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for one year, which would make the guidance effective for the Company’s first fiscal year beginning after December 15, 2017. Additionally, the FASB has also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. The Company is continuing to evaluate the impact of ASU 2014-09.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. As of December 31, 2016 and 2015, $0.3 million was reclassified from ‘Other assets’ to ‘Notes payable’ within the consolidated balance sheets.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value. The amendments in the standard do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The standard became effective for us on January 1, 2017. The amendments in the standard are to be applied prospectively. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”). The standard simplifies and clarifies certain aspects of share-based payment accounting and presentation. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The amendments in this guidance are effective for public companies for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash (“ASU 2016-18”). ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It also requires a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities that have material restricted cash and restricted cash equivalents will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for public companies for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact this new standard will have on our consolidated financial statements.

Other accounting pronouncements issued or effective during the year ended December 31, 2016 are not applicable to us or are not anticipated to have a material effect on our consolidated financial statements.

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

Consolidated Real Estate Inventories

Included within the Company’s real estate inventories at December 31, 2016 and 2015 are several projects that are determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During 2016 and 2015, New Hampshire Ave. Ventures, LLC distributed $1.9 million and $2.0 million to its non-controlling interest member, 6000 New Hampshire Avenue, LLC, respectively.

On September 27, 2012, the Company formed Comstock Eastgate, L.C., a joint venture of the Company and BridgeCom Development II, LLC, for the purpose of acquiring, developing and constructing 66 condominium units in Loudoun County, Virginia (the “Eastgate Project”). The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. During 2015, Comstock Eastgate, L.C. distributed $73 to its non-controlling interest member. No such distributions were made during 2016. The Company exited the Eastgate Project in the second quarter of 2014 after closing on all 66 units.

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

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). In connection with the Comstock VIII Private Placement, the Company issued 15 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Operating Officer and the former Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement have been used for the construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement were utilized to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. During 2016 and 2015, the Company paid distributions in the amount of $3.1 million and $0.3 million, respectively, to the Comstock VIII Class B Members. Subsequent to year end, in January 2017, the Company paid $1.9 million, fully redeeming the remaining equity interest of the Comstock VIII Class B Members. Refer to Note 19 for further discussion of this subsequent event.

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock IX Private Placement have been utilized (A) for the current construction of the Marrwood East project of 35 single family homes in Loudoun County Virginia, (B) to reimburse the Company for prior expenditures incurred on behalf of the Marrwood East project and (C) for general corporate purposes of the Company. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. No distributions have been paid to the Comstock IX Class B Members through December 31, 2016.

In August 2016, Comstock Investors X, L.C. (“Comstock X”) entered into a subscription agreement with an accredited investor (“Comstock X Class B Member”), pursuant to which the Comstock X Class B Member purchased membership interests in Comstock X for an initial amount of $5.0 million, which is part of an aggregate capital raise of $14.5 million (the “Comstock X Private Placement”). The Comstock X Class B Member is Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, our Chief Executive Officer. In October 2016, the Comstock X Class B Member purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million. In connection with the Comstock X Private Placement, the Company issued a total of 150 warrants for the purchase of shares of the Company’s Class A common stock, having an aggregate fair value of $258. The Comstock X Member is entitled to a cumulative, preferred return of 6% per annum, compounded annually on the capital account balance. The Company has the right to repurchase the interest of the Comstock X Class B Member at any time, provided that (i) all of the Comstock X Class B Members’ interest is acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock X Class B Members’ capital account plus accrued priority return. Proceeds of the Comstock X Private Placement are being utilized (A) to provide capital needed to complete the projects known as The Townes at Totten Mews, consisting of 40 townhomes in Washington, D.C., and The Towns at 1333, consisting of 18 townhomes in the City of Alexandria, Virginia (collectively, the “Investor X Projects”), (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor X Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. No distributions have been paid to the Comstock X Class B Members through December 31, 2016.

At December 31, 2016 and December 31, 2015, the distributions and contributions for the VIEs discussed above are included within the ‘non-controlling interest’ classification in the consolidated statement of changes in stockholder’s equity.

At December 31, 2016 and December 31, 2015, total assets of these VIEs were approximately $38.1 million and $22.7 million, respectively, and total liabilities were approximately $18.5 million and $13.0 million, respectively. The classification of these assets is primarily within ‘real estate inventories’ and the classification of liabilities are primarily within ‘notes payable – secured by real estate inventories’ and ‘accounts payable and accrued liabilities’ in the consolidated balance sheets.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions and any other circumstances that may affect fair value including management’s plans for the property. At December 31, 2016 and 2015, the Company had no projects classified as held for sale.

During 2016, as a result of our impairment analysis, the Company wrote off $2.4 million in feasibility, site securing, predevelopment, design, carry costs and related costs for certain of our communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions. Additionally, during 2016, the Company, through its subsidiaries, and the land seller of a community in the Washington, D.C. area entered into a settlement agreement, and the Company received a refund of $0.7 million representing a portion of the deposit deemed impaired during the Company’s impairment analysis in 2015.

In 2015, we wrote off $2.8 million in feasibility, site securing, predevelopment, design, and related costs due to inventory delivery delays and inefficiencies which led to the Company re-evaluating the lot takedown strategy. The inventory was deemed impaired in December 2015 and was written down due to changes made to the scheduled lot take down strategy, offers received for the properties or changes in zoning requirement.

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31, 2016	December 31, 2015
Land and land development costs	$33,355	$22,896
Cost of construction (including capitalized interest and real estate taxes)	16,487	15,327

	$49,842	$38,223

5. FIXED ASSETS, NET

Fixed assets consist of the following:

	December 31, 2016	December 31, 2015
Computer equipment and capitalized software	$704	$669
Furniture and fixtures	52	52
Office equipment	45	45

	801	766
Less: accumulated depreciation	(546)	(372)

	$255	$394

Depreciation and amortization expense, included in ‘general and administrative’ in the accompanying consolidated statements of operations, amounted to $181 and $164 for the years ended December 31, 2016 and 2015, respectively.

6. OTHER ASSETS

Other assets consist of the following:

	December 31, 2016	December 31, 2015
Prepaid project costs	$989	$1,630
Deposits on land purchase options	—	760
Deferred financing cost—line of credit	1,286	1,286
Other	1,067	1,102

	3,342	4,778
Less: accumulated amortization	(1,230)	(581)

	$2,112	$4,197

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2016	December 31, 2015
Trade and accrued payables	$6,925	$6,720
Warranty	287	312
Customer deposits	497	591
Other	12	15

	$7,721	$7,638

8. CREDIT FACILITIES

Notes payable consisted of the following:

	December 31, 2016	December 31, 2015
Construction revolvers	$6,429	$5,832
Development and acquisition notes	16,278	13,833
Mezzanine notes	1,424	1,367
Line of credit	2,929	3,791

Total secured notes	27,060	24,823
Deferred financing charges, net of amortization	(133)	(131)

Net secured notes	26,927	24,692

Unsecured financing, net of unamortized deferred financing charges of $121 and $187	911	1,361
Notes payable to affiliates, unsecured, net of $ 2.1 million and $ 2.3 million discount and unamortized deferred financing charges	15,866	19,028

Total notes payable	$43,704	$45,081

As of December 31, 2016, maturities of all of our borrowings are as follows:

2017	$37,434
2018	6,270

Total	$43,704

We are in active discussions with our lenders with respect to the 2017 maturities and are seeking extensions and modifications to the credit facilities and loans as necessary. See Note 19 for further discussion on repayments and extensions subsequent to December 31, 2016.

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

As of December 31, 2016 and 2015, the Company had secured construction revolving credit facilities with a maximum loan commitment of $26.6 million and $40.5 million, respectively. The Company may borrow under these facilities to fund its homebuilding activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of December 31, 2016 and 2015, the Company had approximately $20.2 million and $34.7 million, respectively, of unused loan commitments. The Company had $6.4 million and $5.8 million of outstanding construction borrowings as of December 31, 2016 and 2015, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At December 31, 2016 and 2015, the weighted average interest rate on the Company’s outstanding construction revolving facility was 4.6% and 4.8%, respectively. The secured debt facilities have maturity dates ranging from February 2017 to September 2018, including extensions subject to certain conditions. Subsequent to year end, during the first quarter of 2017, $2.2 million of the outstanding construction revolving credit facilities at December 31, 2016 matured therefore, the Company paid off $1.3 million related to one of our communities and secured an extension for the remaining $0.9 million. See Note 19 for further discussions on the extensions.

As of December 31, 2016 and 2015, the Company had approximately $27.8 million and $37.8 million, respectively, of aggregate acquisition and development maximum loan commitments of which $16.3 million and $13.8 million, respectively, was outstanding, of which $5.2 million of the outstanding acquisition and development loans related to two of our projects matured in the first quarter of 2017. All other loans have maturity dates ranging from May 2017 to September 2018, including auto extension subject to certain conditions and bear interest at a rate based on LIBOR and Prime Rate pricing options, with interest rate floors ranging from 4.5% to 5.5%. As of December 31, 2016 and 2015, the weighted average interest rates were 5.2% per annum and 4.7% per annum, respectively. Subsequent to year end, the Company secured extensions on $5.2 million which was scheduled to mature in the first quarter of 2017. See Note 19 for further discussions on the extensions.

During 2016, the Company had one mezzanine loan that is being used to finance the development of the Momentum | Shady Grove project. The maximum principal commitment amount of this loan was $1.1 million, of which $1.4 million of principal and accrued interest was outstanding at December 31, 2016 and 2015. This financing carries an annual interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. This financing has a maturity date of December 31, 2017 and is guaranteed by the Company and our Chief Executive Officer.

Line of credit – secured

At December 31, 2016 and 2015, the Company had a secured revolving line of credit amounting to $3.0 million and $4.0 million, respectively, of which $2.9 million and $3.8 million was outstanding at December 31, 2016 and 2015, respectively. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries in the Washington, D.C., metropolitan area and is used to finance the predevelopment related expenses and deposits for current and future projects. This line of credit bears a variable interest rate tied to one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. This line of credit also calls for the Company to adhere to financial covenants such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA, as defined in the agreement, measured on a twelve month basis. The Company obtained a waiver from the financial institution for not meeting the minimum EBITDA measure as of December 31, 2016, but was in compliance with the minimum liquidity and minimum net worth requirements as dictated by the line of credit agreement as of December 31, 2016. This line of credit is guaranteed by our Chief Executive Officer. This line of credit matures on December 31, 2017.

Unsecured note

At December 31, 2016 and December 31, 2015, the Company had $1.0 million and $1.5 million, respectively, outstanding to a bank under a 10-year unsecured note maturing December 28, 2018. Interest is charged on this financing at LIBOR plus 2.2%. At December 31, 2016 and 2015, the interest rate was 2.9% and 2.5%, respectively. The Company is required to make monthly principal and interest payments through maturity.

Notes payable to affiliate—unsecured

Comstock Growth Fund

On October 17, 2014, Comstock Growth Fund (“CGF”) entered into a subscription agreement with CDS, pursuant to which CDS purchased membership interests in CGF for a principal amount of $10.0 million (the “CGF Private Placement”). Other purchasers who subsequently purchased interests in the private placement included members of the Company’s management and board of directors and other third party accredited investors for an additional principal amount of $6.2 million.

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term (the “Original Promissory Note”). On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25.0 million. The loan bears interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The loan is being used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $12.6 million and $14.0 million of outstanding borrowings under the CGF loan, net of discounts, as of December 31, 2016 and 2015, respectively. As of December 31, 2016, and 2015, the interest rate was 10.4% and 10.0% per annum, respectively. For the years ended December 31, 2016 and 2015, the Company made interest payments of $1.6 million and $1.5 million, respectively. During the second quarter of 2016, the Company made the first principal curtailment to CGF in the amount of $1.6 million.

On December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, management and members of the Company’s board of directors who participated in the CGF Private Placement (the “Amended Private Placement”). Under the Amended CGF Private Placement, the Company entered into a commitment to issue 226,857 shares of our Class A common stock to purchasers of membership interests of CGF. As of December 31, 2014, the fair value of the stock, $1,091, was included within ‘Accounts payable and accrued liabilities’ with a corresponding offset to ‘Notes payable - due to affiliates’ in the form of debt discount on the consolidated balance sheets. For the year ended December 31, 2015, the resulting change in fair value of $696 was recorded as a gain on derivative and was included within ‘Other income’ on the consolidated statement of operations. In addition to the commitment to issue shares of our Class A common stock, the Company issued warrants which represent the right to purchase an aggregate amount of up to 76 shares of our Class A common stock.

On May 12, 2015, the Company issued an aggregate 226,857 shares of our Class A common stock to the purchasers in the Amended CGF Private Placement. Upon issuance of these shares, the derivative liability was satisfied and was no longer an obligation, and therefore the value of the shares was recorded within ‘Stockholders’ equity’ as an increase to Class A common stock and ‘Additional paid-in capital’ within the consolidated balance sheets based on the fair value the stock on the date of issuance. The shares of our Class A common stock were issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof and Rule 506 promulgated thereunder.

Comstock Growth Fund II

On December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The funds obtained from the loan are being used by the Company (i) to capitalize the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, and (iii) for general corporate purposes. As of December 31, 2016 and December 31, 2015, $3.3 million and $5.0 million, respectively, was outstanding in principal and accrued interest under the CGF II loan.

9. WARRANTS

As part of the Comstock VII Private Placement discussed in Note 3, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock VII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests in the offering that equaled or exceeded an initial investment amount of $250. The warrants represent the right to purchase an aggregate amount of up to 16 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to March 14, 2023.

In addition, as part of the Comstock VIII Private Placement discussed in Note 3, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock VIII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests that equaled or exceeded an initial investment amount of $250. The warrants represent the right to purchase an aggregate amount of up to 15 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to December 12, 2023.

Also, as part of the Comstock X Private Placement discussed in Note 3, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock X Class B Member. The warrants represent the right to purchase an aggregate amount of up to 150 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to August 15, 2026.

As discussed in Note 8, as part of the CGF Private Placement, depending upon the investment amount, purchasers of interests in CGF other than CDS received warrants that represent the right to purchase a certain number of shares of the Company’s Class A common stock. For purchasers who are not affiliates or insiders, the warrants have initial exercise prices ranging from $4.91 to $7.63. The exercise prices of the warrants to affiliates and insiders range from $7.30 to $7.63. The warrants contain a cashless exercise provision. In the event a purchaser exercises the warrant on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time within ten years from the date of issuance. As of December 31, 2016, the warrants represent the right to purchase an aggregate amount of up to 76 shares of our Class A common stock.

In connection with entering into the SunBridge (“BridgeCom”) loan agreement in 2011, the Company issued warrants to purchase shares of the Company’s Class A common stock to BridgeCom Development I, LLC, an affiliate of SunBridge. The warrants represent the right to purchase an aggregate amount of up to 143 shares of the Company’s Class A common stock. The warrants have an initial exercise price of $7.21. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to July 12, 2021. On May 29, 2012, the Company repaid the SunBridge loans in full and the SunBridge warrants remain unexercised as of December 31, 2016.

10. RELATED PARTY TRANSACTIONS

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our CEO. Future minimum lease payments under this lease are as follows:

2017	$209
2018	160

Total	$369

For each of the years ended December 31, 2016 and 2015, total rental payments made were $0.3 million. Rent expense for the years ended December 31, 2016 and 2015 was $0.3 million.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by the Chief Executive Officer, to provide services related to real estate development and improvements, legal, accounting, marketing, information technology and additional support services. For the years ended December 31, 2016 and 2015, the Company billed Comstock Asset Management, L.C. $0.9 million, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ within the accompanying consolidated statements of operations. As of December 31, 2016 and 2015, the Company was owed $132 and $81, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

On October 17, 2014, CGF entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF for a principal amount of $10.0 million. Other purchasers who purchased interest in the private placement included members of the Company’s management and board of directors and other third party, accredited investors for an additional principal amount of $6.2 million.

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

On December 29, 2015, the Company and Stonehenge, an entity wholly owned by our Chief Executive Officer entered into a Note Exchange and Subscription Agreement pursuant to which the Note in the original principal amount of $4,500 issued by the Company to Stonehenge was exchanged for 772,210 shares of the Company’s Series B Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share (the “Series B Preferred Stock”). The number of shares of Series B Preferred Stock received by Stonehenge in exchange for the note represented the principal amount outstanding plus all accrued but unpaid interest under the note as of December 29, 2015, which was $3,861. The note was cancelled in its entirety on December 29, 2015. The holders of Series B Preferred Stock will earn dividends at a rate of 8.75% per annum accruing from the effective date of the Note Exchange and Subscription Agreement. The dividends will accrue whether or not declared. The dividends are also cumulative and payable quarterly in arrears on the last day of each quarterly reporting period in the form of additional Series B Preferred Stock (PIK) or in the sole discretion of the board of directors, in cash. For the year ended December 31, 2016, 69,639 shares, with a liquidation value of $348, were paid in-kind, and are included in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. No dividends were paid in-kind during 2015.

On December 29, 2015, the Company and CGF II entered into an unsecured revolving line of credit promissory note in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year upon payment of a $10 thousand extension fee. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The Company pays an origination fee of 1% on the amount of the advance, up to an aggregate amount of $100 thousand, and a maintenance fee of 0.25% of the average outstanding balance of the loan on a quarterly basis. As of December 31, 2016 and 2015, $3.3 million and $5.0 million, respectively, was outstanding in principal and accrued interest. See Note 8 for further discussion of transactions entered with CGF II.

See Note 3 for a summary of the Comstock VII Private Placement and the Comstock VIII Private Placement which involved certain of our officers and directors and Note 8 to the consolidated financial statements for further description of the CGF Private Placement and the CGF II Private Placement.

See Note 3 for a summary of the Comstock X Private Placement which involved a wholly owned entity of the Chief Executive Officer of the Company.

11. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. The Company matches 100% of the employee’s contribution, up to 3% of each participant’s gross salary and 50% of the employee’s contribution above 3% not exceeding 5% of the participant’s gross salary, per pay period. Contributions made by the Company become fully vested after six years of service. The total amount matched during the years ended December 31, 2016 and 2015 was $56 and $70, respectively.

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

The Plan provided an initial authorization of 0.4 million shares of Class A common stock for issuance and allows an automatic annual increase equal to the lesser of (i) 3% of the Class A common stock outstanding (ii) 107 shares or (iii) such lesser amount as may be determined by the Company’s board of directors. On April 27, 2012, the Company authorized an increase in the number of shares of our Class A common stock reserve to 1.0 million. On June 22, 2012, the Company’s stockholders approved the Amended and Restated 2004 Long-Term Incentive Compensation Plan, including an increase in the reserve, with an automatic annual increase on January 1 of each successive year of the lesser of (i) 3% of the Class A common stock outstanding or (ii) 107 shares. As of December 31, 2016 and 2015, there were 0.3 million shares available for issuance under the Plan (as amended). The authorization limits set forth in the Plan (as amended) have been proportionately reduced, as set forth above, as a result of the 1-for-7 reverse stock split on September 25, 2015.

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

No stock options were granted during the years ended December 31, 2016 and 2015.

The following table summarizes information about stock option activity:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2015	191	$8.68
Granted	—	—
Exercised	—	—
Forfeited or Expired	(17)	11.55

Outstanding at December 31, 2015	174	$8.39
Granted	—	—
Exercised	—	—
Forfeited or Expired	(62)	8.82

Outstanding at December 31, 2016	112	$8.16	$—

Exercisable at December 31, 2016	94	$7.93	$—

As of December 31, 2016 and 2015, the weighted-average remaining contractual term of unexercised stock options was 4.8 years and 5.6 years, respectively.

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted nonvested at January 1, 2015	31	$12.46
Granted	—	—
Vested	(15)	12.48
Forfeited or Expired	(4)	12.67

Outstanding at December 31, 2015	12	$12.42
Granted	20	1.89
Vested	(12)	12.42
Forfeited or Expired	—	—

Nonvested at December 31, 2016	20	$1.89

As of December 31, 2016 and 2015, there was $0.1 million of unrecognized compensation cost related to stock options and restricted stock issuances granted under the Plan. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

In November 2014, our board of directors approved a share repurchase program authorizing the Company to repurchase up to 429 thousand shares of our Class A common stock in one or more open market or privately negotiated transactions depending on market price and other factors.

For the year ended December 31, 2015, we purchased 11 thousand shares of our Class A common stock under the repurchase program for approximately $79 (including commissions of $2). No such repurchases were made during 2016. At December 31, 2016, 404 thousand shares of our Class A common stock remain available for repurchase pursuant to our share repurchase agreement.

13. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 during 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest. The note bears a fixed interest rate of 6% per annum. As of December 31, 2016 and 2015, the outstanding balance of the note was $103 and $141, respectively, and was included within ‘Other assets’ in the accompanying consolidated balance sheets, the interest income of $7 and $9 for the years ended December 31, 2016 and 2015, respectively, was included in ‘Other income, net’ in the consolidated statements of operations.

14. COMMITMENTS AND CONTINGENCIES

Litigation

Currently, we are not subject to any material legal proceedings. From time to time, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows. We have obtained insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At December 31, 2016 and 2015, the Company had issued $1.1 million and $2.7 million, respectively, in letters of credit. At December 31, 2016 and 2015, the Company had $4.2 million and $4.6 million in performance and payment bonds, respectively, outstanding to third parties. No amounts have been drawn against these letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of December 31, 2016 and 2015, we had approximately $0.8 million and $1.0 million, respectively, in these escrow accounts, which are included in ‘Restricted cash’ in the consolidated balance sheets.

15. FAIR VALUE DISCLOSURES

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

	December 31, 2016	December 31, 2015
Carrying amount	$43,704	$45,081
Fair value	$44,986	$45,166

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

In connection with the Stonehenge Note conversion discussed in Note 10, we issued 772,210 shares of Series B Non-Convertible Preferred Stock with a liquidation preference value of $5.00 per share. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears at an annual rate of 8.75%. The dividends are paid in the form of additional Series B Preferred Stock or in the sole discretion of the board of directors, in cash. The Company recorded these shares based on the fair value calculation on the effective date of the agreement. The Company used various assumptions and inputs such as current market condition and financial position in calculating the fair value of the Series B Preferred Stock by back solving from the Company’s equity value using the option pricing model adjusted for lack of marketability of the Series B Preferred Stock. During the year ended December 31, 2016, the Company recorded $348 of dividends paid-in-kind on its Series B Preferred Stock. See Note 19 for a discussion about the exchange of all the Series B Preferred Stock for the Company’s newly created Series C Non-Convertible Preferred Stock subsequent to December 31, 2016.

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

During 2016, as a result of our impairment analysis, the Company wrote off $2.4 million in feasibility, site securing, predevelopment, design, carry costs and related costs for certain of our communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions. Additionally, during 2016, the Company, through its subsidiaries, and the land seller of a community in the Washington, D.C. area entered into a settlement agreement, and the Company received a refund of $0.7 million representing a portion of the deposit deemed impaired during the Company’s impairment analysis in 2015.

In 2015, we wrote off $2.8 million in feasibility, site securing, predevelopment, design, and related costs due to inventory delivery delays and inefficiencies which led to the Company re-evaluating the lot takedown strategy. The inventory was deemed impaired in December 2015 and was written down due to changes made to the scheduled lot take down strategy, offers received for the properties or changes in zoning requirement.

16. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture is included within ‘Other assets, net’ in the accompanying consolidated balance sheets. Earnings for the years ended December 31, 2016 and 2015, from this unconsolidated joint venture of $87 and $129, respectively, is included in ‘Other income, net’ in the accompanying consolidated statement of operations. During the years ended December 31, 2016 and 2015, the Company collected and recorded a distribution of $102 and $93, respectively, from this joint venture as a return on investment.

Summarized unaudited financial information for the unconsolidated joint venture is as follows:

	Twelve Months Ended December 31,
	2016	2015
Statement of Operations:
Total net revenue	$290	$385
Total expenses	117	127

Net income	$173	$258

Comstock Holding Companies, Inc. share of net income	$87	$129

17. INCOME TAXES

During the year ended December 31, 2016, the Company recognized income tax expense of $55 thousand and the effective tax rate was 0.82%. During the year ended December 31, 2015, the Company recorded an out of period adjustment to reverse its valuation allowance specific to its Washington, D.C. tax positions, resulting in the recognition of a deferred tax benefit of $0.1 million, offset by income tax expense of $0.4 million, both related to the New Hampshire Avenue project. Because this error was not material to any previously filed consolidated financial statements and the impact of correcting this error in 2015 is not material, the Company recorded the correction in the first quarter of 2015. The effective tax rate for the year ended December 31, 2015 was 5.64%.

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

The Company currently has approximately $138 million in federal and state NOLs, which based on current statutory tax rates, have potential fair value of approximately $54 million in tax savings. If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2016, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of December 31, 2016, because of the Company’s full valuation allowance on its net deferred tax assets.

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

The Company has not recorded any accruals related to uncertain tax positions as of December 31, 2016 and 2015, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years remain subject to examination by federal and most state tax authorities.

As a result of the conversion of the Stonehenge Note to Series B Preferred Stock in 2015, the Company realized a taxable gain on conversion, and accordingly released $1.0 million of the Company’s federal deferred tax asset valuation allowance. Pursuant to the requirements of ASC 740-20-45, the tax on the conversion gain credited directly to equity is reported net in equity; whereas, the tax benefit realized from the reversal of the valuation allowance was recorded in the income tax line in the Company’s statement of operations.

Income tax provision consists of the following as of December 31:

	2016	2015
Current:
Federal	$—	$—
State	37	(327)

	37	(327)
Deferred:
Federal	3,967	918
State	742	180

	4,709	1,098
Valuation allowance	(4,691)	(1,086)

Total income tax expense	$55	$(315)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Inventory	$1,766	$2,094
Warranty	113	122
Net operating loss and tax credit carryforwards	53,721	47,974
Accrued expenses	7	4
Stock based compensation	387	411
Investment in affiliates	—	480

	55,994	51,085
Less - valuation allowance	(55,739)	(51,048)

Net deferred tax assets	255	37

Deferred tax liabilities:
Depreciation and amortization	(46)	(35)
Investment in affiliates	(209)	—

Net deferred tax liabilities	(255)	(35)

Net deferred tax assets (liabilities)	$—	$2

A reconciliation of the statutory rate and the effective tax rate after adjustments for non-includable partnership income arising from non-controlling interest follows:

	2016	2015
Federal statutory rate	(35.00%)	(35.00%)
State income taxes - net of federal benefit	(3.90%)	(3.90%)
Permanent differences	(12.87%)	18.80%
Return to provision adjustments	(18.16%)	38.54%
Change in valuation allowance	69.93%	(19.46%)
Current state income tax	0.82%	7.81%
Other, net	0.00%	(1.15%)

Effective tax rate	0.82%	5.64%

18. QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$9,706	$9,978	$13,103	$8,793
Operating loss	(1,271)	(1,442)	(854)	(3,297)
Pretax loss	(1,263)	(1,429)	(756)	(3,259)
Net loss	(1,288)	(1,461)	(756)	(3,257)
Net loss attributable to common stockholders	(1,724)	(1,995)	(1,046)	(4,576)
Basic loss per share	(0.55)	(0.60)	(0.34)	(1.38)
Diluted loss per share	(0.55)	(0.60)	(0.34)	(1.38)

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$10,317	$12,564	$12,288	$26,207
Operating loss	(930)	(799)	(1,015)	(812)
Pretax loss	(738)	(217)	(987)	(753)
Net (loss) income	(668)	(274)	(1,023)	2
Net loss attributable to common stockholders	(943)	(808)	(1,091)	(1,725)
Basic loss per share	(0.31)	(0.25)	(0.33)	(0.54)
Diluted loss per share	(0.31)	(0.25)	(0.33)	(0.54)

19. SUBSEQUENT EVENTS

On January 26, 2017, the Company redeemed the remaining equity interest of the Comstock VIII Class B Members by paying $1.9 million, representing final priority returns and capital return.

On February 13, 2017, the Company paid off the construction note related to the Hallcrest project of $1.3 million that was outstanding at December 31, 2016.

On February 15, 2017, the Company entered into a secured construction loan for $4.9 million in connection with its Totten Mews townhome project in Washington, D.C. The loan provides for a variable interest rate of LIBOR plus 3.5% per annum, with an interest rate floor of 4.75% per annum. This loan matures in February 2019.

On February 20, 2017, the Company extended its revolving construction, acquisition, and development loans related to the Marrwood East project. The loans had an initial maturity date of February 20, 2017 and the extension provides for a maturity date of May 20, 2017. All other terms of the original agreements remain in full force and effect. As of December 31, 2016, the Company had $5.1 million in outstanding borrowings under this revolving credit facility.

On February 24, 2017, the Company extended its acquisition and development loan related to the Estates at Leeland project. This loan had an initial maturity date of March 27, 2017 and the extension provides for a maturity date of May 31, 2018. The loan was further modified to include quarterly lot take down schedule effective second quarter of 2017. All other terms of the original agreement remain in full force and effect. As of December 31, 2016, the Company had $0.6 million in outstanding borrowings under this credit facility.

On March 6, 2017, the Company extended its revolving construction loan related to the Two Rivers II project. This loan had an initial maturity date of March 19, 2017 and the extension provides for a maturity date of June 19, 2017. All other terms of the original agreement remain in full force and effect. As of December 31, 2016, the Company had $0.3 million in outstanding borrowings under this credit facility.

On March 22, 2017, the Company entered into a Share Exchange Agreement with the holders of the Company’s Series B Preferred Stock pursuant to which the Company exchanged 772,210 shares of the Company’s Series B Preferred Stock for 772,210 shares of the Company’s newly created Series C Non-Convertible Preferred Stock, par value $0.01 per share and a state value of $5.00 per share (the “Series C Preferred Stock”). The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Series B Preferred Stock, together with all accrued dividend earned through the conversion date, was retired upon re-acquisition.

On March 24, 2017, the Company entered into a share repurchase agreement with Investor Management, L.C., an entity owned by Gregory V. Benson, the former Chief Operating Officer of the Company, whereby the Company agreed to repurchase 193,052.50 shares of the Series C Preferred Stock held by Investor Management, L.C. for $88,619.33. The Series C Preferred Stock acquisition closed on April 4, 2017, and the Series C Preferred Stock was retired.

On March 24, 2017, Comstock Acquisitions II, L.C. (“Purchaser”), an entity wholly owned by certain officers, directors, and employees of the Company, entered into a share repurchase agreement with Mr. Benson and Clareth, LLC, an entity wholly owned by Mr. Benson (“Clareth”), pursuant to which it agreed to purchase 64,563 shares of the Company’s Class A common stock and 170,250 shares of the Company’s Class B common stock held by Clareth for $234,813. The purchase transaction closed on April 4, 2017. Upon Purchaser’s repurchase of the Company’s Class B common stock, pursuant to the Amended and Restated Certificate of Incorporation of the Company, the Class B common stock automatically converted to Class A common stock.

On March 24, 2017, Christopher Clemente, the Chief Executive Officer of the Company entered into a share repurchase agreement with Clareth pursuant to which he agreed to purchase 25,000 shares of the Company’s Class B common stock held by Clareth for $25,000. The purchase transaction closed on April 4, 2017.

On March 31, 2017, the Company entered into a secured acquisition and construction loan for $3.0 million in connection with its Solomons Choice project in Anne Arundel County, Maryland. The loan provided for a variable interest rate of Prime plus one half percent, with a rate of no less than 4.5%. This loan has an initial maturity date of March 31, 2019, with a potential for two automatic extensions, if the Company meets certain sales criteria.