Form 10-Q
period 2017-03-31
Comstock Holding Companies, Inc.
filed 2017-05-15
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

As of May 15, 2017, 3,220,996 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$3,702	$5,761
Restricted cash	1,519	1,238
Trade receivables	144	613
Real estate inventories	49,438	49,842
Fixed assets, net	219	255
Other assets, net	1,374	2,112

TOTAL ASSETS	$56,396	$59,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$6,935	$7,721
Notes payable - secured by real estate inventories, net of deferred financing charges	26,665	26,927
Notes payable - due to affiliates, unsecured, net of discount and deferred financing charges	15,944	15,866
Notes payable - unsecured, net of deferred financing charges	959	911
Income taxes payable	19	19

TOTAL LIABILITIES	50,522	51,444

Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY (DEFICIT)
Series C preferred stock $0.01 par value, 3,000,000 shares authorized, 772,210 and 0 shares issued and liquidation preference of $3,861 and $0 at March 31, 2017 and December 31, 2016, respectively	$588	$—
Series B preferred stock $0.01 par value, 3,000,000 shares authorized, 0 and 841,848 shares issued and liquidation preference of $0 and $4,209 at March 31, 2017 and December 31, 2016, respectively	—	1,280
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 3,050,746 and 3,035,922 issued, and outstanding, respectively	30	30
Class B common stock, $0.01 par value, 390,500 shares authorized, issued, and outstanding	4	4
Additional paid-in capital	177,012	176,251
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(185,425)	(184,778)

TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(10,453)	(9,875)
Non-controlling interests	16,327	18,252

TOTAL EQUITY	5,874	8,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,396	$59,821

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues
Revenue—homebuilding	$10,064	$9,523
Revenue—other	204	183

Total revenue	10,268	9,706
Expenses
Cost of sales—homebuilding	9,101	8,645
Cost of sales—other	224	91
Sales and marketing	381	483
General and administrative	1,246	1,542
Interest and real estate tax expense	—	216

Operating loss	(684)	(1,271)
Other income, net	20	8

Loss before income tax expense	(664)	(1,263)
Income tax expense	—	(25)

Net loss	(664)	(1,288)
Net (loss) income attributable to non-controlling interests	(17)	436

Net loss attributable to Comstock Holding Companies, Inc.	(647)	(1,724)
Paid-in-kind dividends on Series B Preferred Stock	78	86
Extinguishment of Series B Preferred Stock	(1,011)	—

Net income (loss) attributable to common stockholders	$286	$(1,810)

Basic net income (loss) per share	$0.09	$(0.55)
Diluted net income (loss) per share	$0.08	$(0.55)
Basic weighted average shares outstanding	3,343	3,304
Diluted weighted average shares outstanding	3,373	3,304

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(664)	$(1,288)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of loan discount, loan commitment and deferred financing fees	210	209
Deferred income tax benefit	—	3
Depreciation expense	37	55
Earnings from unconsolidated joint venture, net of distributions	18	44
Stock compensation	32	26
Changes in operating assets and liabilities:
Purchaser escrow deposits	(149)	115
Trade receivables	469	(458)
Real estate inventories	524	2,858
Other assets	550	(518)
Accrued interest	253	144
Accounts payable and accrued liabilities	(754)	(1,575)

Net cash provided by (used in) operating activities	526	(385)

Cash flows from investing activities:
Purchase of fixed assets	(1)	—
Principal received on note receivable	9	10
Collateral for letters of credit	(132)	(90)

Net cash used in investing activities	(124)	(80)

Cash flows from financing activities:
Proceeds from notes payable	5,499	5,209
Payments on notes payable	(5,981)	(11,175)
Loan financing costs	(71)	—
Distributions to non-controlling interests	(1,908)	(1,400)
Taxes paid related to net share settlement of equity awards	—	(4)

Net cash used in financing activities	(2,461)	(7,370)

Net decrease in cash and cash equivalents	(2,059)	(7,835)
Cash and cash equivalents, beginning of period	5,761	12,448

Cash and cash equivalents, end of period	$3,702	$4,613

Supplemental cash flow information:
Interest paid, net of interest capitalized	$243	$(65)
Supplemental disclosure for non-cash activity:
Seller’s note payable	$115	$—
Accrued liability settled through issuance of stock	$32	$14
Increase in Series B preferred stock value in connection with dividends paid in-kind	$24	$26
Extinguishment of Series B Preferred Stock	$1,011	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data, number of units, or as otherwise noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Throughout this quarterly report on Form 10-Q, amounts in thousands, except per share data, number of units, or as otherwise noted.

For the three months ended March 31, 2017 and 2016, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

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

As of March 31, 2017, $35.3 million of the Company’s outstanding credit facilities and project related loans mature at various periods through the end of 2017. We are in active discussions with our lenders seeking long term extensions and modifications to these loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. We are anticipating that with the successful resolution of the debt extension discussions with our lenders, capital raises from our recent private placement, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. The Company will also continue to focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses.

Recent Developments

On March 22, 2017, the Company entered into a Share Exchange Agreement with the holders of the Company’s Series B Preferred Stock pursuant to which the Company exchanged 772,210 shares of the Company’s Series B Preferred Stock for 772,210 shares of the Company’s newly created Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share (the “Series C Preferred Stock”). The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Series B Preferred Stock, together with all accrued dividend earned through the conversion date, was retired upon re-acquisition.

On March 24, 2017, the Company entered into a share repurchase agreement with Investor Management, L.C., an entity owned by Gregory V. Benson, the former Chief Operating Officer of the Company, whereby the Company agreed to repurchase 193,052 shares of the Series C Preferred Stock held by Investor Management, L.C. for $89. The Series C Preferred Stock acquisition closed on April 4, 2017, and the Series C Preferred Stock was retired.

On March 24, 2017, Comstock Acquisitions II, L.C. (“Purchaser”), an entity wholly owned by certain officers, directors, and employees of the Company, entered into a share repurchase agreement with Mr. Benson and Clareth, LLC, an entity wholly owned by Mr. Benson (“Clareth”), pursuant to which it agreed to purchase 64,563 shares of the Company’s Class A common stock and 170,250 shares of the Company’s Class B common stock held by Clareth for $235. The purchase transaction closed on April 4, 2017. Upon repurchase of the Company’s Class B common stock, pursuant to the Amended and Restated Certificate of Incorporation of the Company, the Class B common stock automatically converted to Class A common stock.

On March 24, 2017, Christopher Clemente, the Chief Executive Officer of the Company entered into a share repurchase agreement with Clareth pursuant to which he agreed to purchase 25,000 shares of the Company’s Class B common stock held by Clareth for $25. The purchase transaction closed on April 4, 2017. See Note 9 to the consolidated financial statements for further information.

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

We assessed other accounting pronouncements issued or effective during the three months ended March 31, 2017 and deemed they were not applicable to us and are not anticipated to have a material effect on our consolidated financial statements.

2. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	March 31,	December 31,
	2017	2016
Land and land development costs	$32,665	$33,355
Cost of construction (including capitalized interest and real estate taxes)	16,773	16,487

	$49,438	$49,842

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

The following table is a summary of warranty reserve activity which is included in ‘Accounts payable and accrued liabilities’ within the consolidated balance sheets:

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$288	$312
Additions	50	44
Releases and/or charges incurred	(60)	(42)

Balance at end of period	$278	$314

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended
	March 31,
	2017	2016
Total interest incurred and capitalized	$1,026	$736
Total real estate taxes incurred and capitalized	40	22

Total interest and real estate taxes incurred and capitalized	$1,066	$758

Interest expensed as a component of cost of sales	$451	$292
Real estate taxes expensed as a component of cost of sales	60	49

Interest and real estate taxes expensed as a component of cost of sales	$511	$341

The amount of interest from entity level borrowings that we are able to capitalize in accordance with Accounting Standards Codification (“ASC”) 835 is dependent upon the average accumulated expenditures that exceed project specific borrowings. For the three months ended March 31, 2017 and 2016, the Company expensed $0 and $208, respectively, of interest from entity level borrowings.

Additionally, when a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period they are incurred. For the three months ended March 31, 2017 and 2016, the Company expensed $0 and $8 of interest and real estate taxes for inactive projects.

5. EARNINGS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three months ended March 31, 2017 and 2016 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

As a result of the net income attributable to common stockholders for the three months ended March 31, 2017, we have included the following shares to the diluted share computation. As a result of the net losses attributable to common stockholders for the three months ended March 31, 2016, the following shares have been excluded from the diluted share computation as their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Restricted stock awards	5	1
Warrants	25	—

	30	1

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

			Real
			Estate
	Homebuilding	Multi-family	Services	Total
Three Months Ended March 31, 2017
Gross revenue	$10,064	$—	$204	$10,268
Gross profit (loss)	963	—	(20)	943
Net (loss) income	(644)	—	(20)	(664)
Depreciation and amortization	65	—	9	74
Interest expense	—	—	—	—
Total assets	56,317	—	79	56,396
Three Months Ended March 31, 2016
Gross revenue	$9,523	$—	$183	$9,706
Gross profit (loss)	878	—	92	970
Net (loss) income	(1,380)	—	92	(1,288)
Depreciation and amortization	83	—	3	86
Interest expense	213	—	—	213
Total assets	48,161	—	263	48,424

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs.

7. INCOME TAX

For the three months ended March 31, 2017 the Company recognized income tax expense of $0. For the three months ended March 31, 2016, the Company recognized income tax expense of $25, and the effective tax rate was 2%.

The Company has not recorded any accruals related to uncertain tax positions as of March 31, 2017 and 2016. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2016 tax years remain subject to examination by federal and most state tax authorities.

At March 31, 2017 and December 31, 2016, due to the uncertainties surrounding the realization of the deferred tax assets, the Company recorded a full valuation allowance.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At March 31, 2017 and 2016, the Company had $1.1 million and $1.9 million in outstanding letters of credit, respectively. At March 31, 2017 and 2016, the Company had $4.2 million and $4.8 million in outstanding performance and payment bonds, respectively. No amounts have been drawn against the outstanding letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of March 31, 2017 and December 31, 2016, we had approximately $1.0 million and $0.8 million, respectively, in these escrow accounts, which are included in ‘Restricted cash’ in the accompanying consolidated balance sheets.

9. RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an affiliated entity that is wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease are as follows:

2017	$157
2018	160

Total	$317

For the three months ended March 31, 2017 and 2016, total payments made under this lease agreement were $52 and $81, respectively.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended March 31, 2017 and 2016, the Company billed Comstock Asset Management, L.C. $203 and $183, respectively, for services and out-of-pocket expenses. Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of March 31, 2017 and December 31, 2016, the Company was owed $68 and $132, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

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

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum capacity of up to $20 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. All of the other terms of the unsecured promissory note remained the same. The Company borrowed an additional principal loan amount of $6.2 million under the amended and restated CGF promissory note bringing the total aggregate principal amount borrowed to $16.2 million. The CGF loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. Purchasers other than CDS who purchased membership interests in CGF received warrants that represent the right to purchase an amount of shares of our Class A common stock, depending upon the investment amount. As of March 31, 2017 and December 31, 2016, there were 76 warrants issued in connection with the CGF Private Placement outstanding, representing the right to purchase shares of our Class A common stock having an aggregate fair value of $433, which was considered as a debt discount. The Company amortizes the debt discount over the three year term of the loan to interest expense. As of March 31, 2017, $12.6 million was outstanding in principal and accrued interest, net of discounts, on the CGF loan. For the three months ended March 31, 2017 and 2016, the Company made interest payments of $0.4 million, on the CGF loan. In May 2017, subsequent to quarter end, the Company made the second principal curtailment to CGF in the amount of $1.5 million.

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

On December 29, 2015, the Company and Stonehenge Funding, L.C. (“Stonehenge”), an entity wholly owned by our Chief Executive Officer, entered into a Note Exchange and Subscription Agreement pursuant to which the note in the original principal amount of $4,500 issued to the Company by Stonehenge was exchanged for 772,210 shares of the Company’s Series B Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share (the “Series B Preferred Stock”). The number of shares of Series B Preferred Stock received by Stonehenge in exchange for the note represented the principal amount outstanding plus accrued interest under the note as of December 29, 2015, which was $3,861. The note was cancelled in its entirety on December 29, 2015. The holders of Series B Preferred Stock earn dividends at a rate of 8.75% per annum accruing from the effective date of the Note Exchange and Subscription Agreement. For the three months ended March 31, 2017 and 2016, 15,663 and 17,216 shares of the Series B Preferred Stock, respectively, with a liquidation value of $78 and $86, respectively, were paid in-kind, and are included in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets.

On March 22, 2017, the Company entered into a Share Exchange Agreement with the holders of the Company’s Series B Preferred Stock pursuant to which the Company exchanged 772,210 shares of the Company’s Series B Preferred Stock for 772,210 shares of the Company’s newly created Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Series B Preferred Stock, together with all accrued dividends earned through the conversion date, was retired upon re-acquisition and the fair value of the Series C Preferred Stock is recorded in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets.

On March 24, 2017, the Company entered into a share repurchase agreement with Investor Management, L.C., an entity owned by Gregory V. Benson, the former Chief Operating Officer of the Company, whereby the Company agreed to repurchase 193,052 shares of the Series C Preferred Stock held by Investor Management, L.C. for $89. The Series C Preferred Stock acquisition closed on April 4, 2017, and the Series C Preferred Stock was retired.

On December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company was created for the purpose of extending loans to the Company. CGF II entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”).

Simultaneously, on December 29, 2015, the Company and CGF II entered into an unsecured revolving line of credit promissory note in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in-kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. As of March 31, 2017 and December 31, 2016, $3.3 million was outstanding in principal and accrued interest on the CGF II loan.

See Note 11 to the consolidated financial statements for a description of the Comstock VIII and Comstock X Private Placements and Note 13 to the consolidated financial statements for a description of the CGF Private Placement and the CGF II Private Placement.

10. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 in September 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest of $3. This note bears a fixed interest rate of 6% per annum. As of March 31, 2017 and December 31, 2016, the outstanding balance of the note was $94 and $103, respectively, and is included within ‘Other assets’ in the accompanying consolidated balance sheets. The interest income of $1 and $2 for the three months ended March 31, 2017 and 2016, respectively, is included in ‘Other income, net’ in the consolidated statements of operations.

11. VARIABLE INTEREST ENTITY

Included within the Company’s real estate inventories at March 31, 2017 and December 31, 2016 are several projects that are determined to be variable interest entities (“VIEs”). These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C., and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During the three months ended March 31, 2016, New Hampshire Ave. Ventures, LLC distributed $1.4 million to its non-controlling interest member, 6000 New Hampshire Avenue, LLC. No such distributions were made during the three months ended March 31, 2017.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). In connection with the Comstock VIII Private Placement, the Company issued 15 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Operating Officer and the former Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement have been used for the construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement were utilized to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. In January 2017, the Company fully redeemed the remaining equity interest of Class B Members in Comstock VIII after paying $1.9 million in distributions. No distributions were paid to the Comstock VIII Class B Members during the three months ended March 31, 2016.

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock IX Private Placement have been utilized (A) for the current construction of the Marrwood East project of 35 single family homes in Loudoun County Virginia, (B) to reimburse the Company for prior expenditures incurred on behalf of the Marrwood East project and (C) for general corporate purposes of the Company. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. No distributions have been paid to the Comstock IX Class B Members to date.

In August 2016, Comstock Investors X, L.C. (“Comstock X”) entered into a subscription agreement with an accredited investor (“Comstock X Class B Member”), pursuant to which the Comstock X Class B Member purchased membership interests in Comstock X for an initial amount of $5.0 million, which is part of an aggregate capital raise of $14.5 million (the “Comstock X Private Placement”). The Comstock X Class B Member is Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, our Chief Executive Officer. In October 2016, the Comstock X Class B Member purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million. In connection with the Comstock X Private Placement, the Company issued a total of 150 warrants for the purchase of shares of the Company’s Class A common stock, having an aggregate fair value of $258. The Comstock X Member is entitled to a cumulative, preferred return of 6% per annum, compounded annually on the capital account balance. The Company has the right to repurchase the interest of the Comstock X Class B Member at any time, provided that (i) all of the Comstock X Class B Members’ interest is acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock X Class B Members’ capital account plus accrued priority return. Proceeds of the Comstock X Private Placement are being utilized (A) to provide capital needed to complete the projects known as The Townes at Totten Mews, consisting of 40 townhomes in Washington, D.C., and The Towns at 1333, consisting of 18 townhomes in the City of Alexandria, Virginia (collectively, the “Investor X Projects”), (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor X Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. No distributions have been paid to the Comstock X Class B Members to date.

The distributions to and contributions from the VIEs discussed above are included within the ‘non-controlling interest’ in the consolidated balance sheets for the periods presented.

At March 31, 2017 and December 31, 2016, total assets of these VIEs were approximately $32.4 million and $38.1 million, respectively, and total liabilities were approximately $15.5 million and $18.5 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

12. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and periodically adjusts the carrying value for its proportionate share of earnings, losses and distributions. The carrying value of the investment is included within ‘Other assets’ in the accompanying consolidated balance sheets and our proportionate share of the earnings from the investment are included in ‘Other income, net’ in the accompanying consolidated statements of operations for the periods presented. Our share of the earnings for the three months ended March 31, 2017 and 2016, are $18 and $8, respectively. During the three months ended March 31, 2017 and 2016, the Company collected total distributions of $36 and $52, respectively, as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended March 31,
	2017	2016
Statement of Operations:
Total net revenue	$66	$45
Total expenses	30	29

Net income	$36	$16

Comstock Holding Companies, Inc. share of net income	$18	$8

13. CREDIT FACILITIES

Notes payable consisted of the following:

	March 31,	December 31,
	2017	2016
Construction revolvers	$5,601	$6,429
Development and acquisition notes	16,862	16,278
Mezzanine notes	1,439	1,424
Line of credit	2,929	2,929

Total secured notes	26,831	27,060
Deferred financing charges, net of amortization	(166)	(133)

Net secured notes	26,665	26,927
Unsecured financing, net of unamortized deferred financing charges of $105 and $121	959	911
Notes payable, unsecured, net of $2.1 million discount and unamortized deferred financing charges	15,944	15,866

Total notes payable	$43,568	$43,704

As of March 31, 2017, maturities and/or curtailment obligations of all borrowings are as follows:

2017	$35,258
2018	6,198
2019	1,997
2020	115

Total	$43,568

As of March 31, 2017, the Company had $35.3 million of its credit facilities and project related loans scheduled to mature during the remainder of 2017, and we are in active discussions with our lenders seeking long-term extensions.

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

As of March 31, 2017 and December 31, 2016, the Company had secured construction revolving credit facilities with a maximum loan commitment of $30.5 million and $26.6 million, respectively. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of March 31, 2017 and December 31, 2016, the Company had approximately $24.9 million and $20.2 million, respectively, of unused construction loan commitments. The Company had $5.6 million and $6.4 million of outstanding construction borrowings as of March 31, 2017 and December 31, 2016, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At March 31, 2017 and December 31, 2016, the weighted average interest rate on the Company’s outstanding construction revolving facilities was 4.6% per annum. The construction credit facilities have maturity dates ranging from April 2017 to March 2019, including extensions subject to the Company meeting certain conditions. Subsequent to March 31, 2017, $0.2 million of the outstanding construction revolving credit facilities matured in April 2017 and therefore, the Company secured an extension for this borrowing. See Note 16 for further discussion on the extension.

As of March 31, 2017 and December 31, 2016, the Company had approximately $24.3 million and $27.8 million, respectively, of aggregate acquisition and development maximum loan commitments of which $16.9 million and $16.3 million, respectively, were outstanding. These loans have maturity dates ranging from May 2017 to March 2019, including extensions subject to certain conditions, and bear interest at a rate based on LIBOR and prime rate pricing options, with interest rate floors ranging from 4.5% to 5.5% per annum. As of March 31, 2017 and December 31, 2016, the weighted average interest rate was 5.2% per annum.

As of March 31, 2017, the Company had one mezzanine loan that is being used to finance the development of the Momentum | Shady Grove project. The maximum principal commitment amount of this loan was $1.1 million, of which $1.4 million of principal and accrued interest was outstanding at March 31, 2017 and December 31, 2016. This financing carries an annual interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. This financing has a maturity date of December 31, 2017 and is guaranteed by the Company and our Chief Executive Officer.

Line of credit – secured

At March 31, 2017 and December 31, 2016, the Company had a secured revolving line of credit with a maximum capacity of $3.0 million, of which $2.9 million was outstanding at March 31, 2017 and December 31, 2016. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ in the Washington, D.C. metropolitan area and guaranteed by our Chief Executive Officer. The Company uses this line of credit to finance the predevelopment related expenses and deposits for current and future projects and bears a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. This line of credit calls for the Company to adhere to financial covenants, as defined in the loan agreement such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA measured on an annual basis and matures on December 31, 2017. As of March 31, 2017, the Company was in compliance with all financial covenants dictated by the line of credit agreement.

Unsecured financing

As of March 31, 2017 and December 31, 2016, the Company had $0.9 million in outstanding balances under a 10-year unsecured note with a bank. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 2.2%. At March 31, 2017 and December 31, 2016, the interest rate was 3.1% and 2.9% per annum, respectively. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

As of March 31, 2017, the Company had one unsecured seller-financed promissory note with an outstanding balance of $0.1 million. This financing carries an annual interest rate of the prime rate plus 5%. This financing has a maturity date of February 27, 2020, and is guaranteed by our Chief Executive Officer.

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

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term (the “Original Promissory Note”). On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. The loan bears interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The loan will be used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $12.6 million of outstanding borrowings under the CGF loan, net of discounts, as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, the interest rate was 11.4% and 10.4% per annum, respectively. For the three months ended March 31, 2017 and 2016, the Company made interest payments of $0.4 million. During the second quarter of 2017, the Company made the second principal curtailment to CGF in the amount of $1.5 million.

Comstock Growth Fund II

On December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The funds obtained from the loan are being used by the Company (i) to capitalize the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, and (iii) for general corporate purposes. As of March 31, 2017 and December 31, 2016, $3.4 million and $3.3 million, respectively, was outstanding in principal and accrued interest under the CGF II loan.

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

	March 31,	December 31,
	2017	2016
Carrying amount	$43,568	$43,704
Fair value	$45,091	$44,986

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

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three months ended March 31, 2017, the Company issued 157 thousand stock options and 200 thousand restricted stock awards to employees.

Stock-based compensation expense associated with restricted stock and stock options is recognized based on the fair value of the award over its vesting period. For the three months ended March 31, 2017, total stock based compensation expense was $37 of which, $32 was charged to expenses within ‘general and administrative’ and ‘cost of sales-other’ in the consolidated statement of operations, and $5 was capitalized to ‘Real estate inventories’. For the three months ended March 31, 2016, total stock based compensation cost was $31, and of this amount, $26 was charged to expenses within ‘general and administrative’ and ‘cost of sales-other’ in the consolidated statement of operations, and $5 was capitalized to ‘Real estate inventories’.

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

As of March 31, 2017, the weighted-average remaining contractual term of unexercised stock options was 8 years. As of March 31, 2017 and December 31, 2016, there was $0.7 million and $0.1 million, respectively, of unrecognized compensation cost related to stock grants.

16. SUBSEQUENT EVENTS

In April 2017, the Company and an entity wholly owned by certain officers, directors, and employees of the Company, closed on a repurchase of its Series B Common Stock from Gregory V. Benson, the Company’s former Chief Operating Officer, and Clareth, LLC, an entity wholly owned by Mr. Benson. In addition, the Company also finalized the conversion of its Series B Preferred Stock to its Series C Preferred Stock. For further information regarding these transactions, see the ‘Recent Developments’ section within Note 1, and the ‘Related Party Transactions’ within Note 9 to the consolidated financial statements.

In April 2017, the Company repaid $0.8 million of principal related to its secured line of credit. As of March 31, 2017, the Company had $2.9 million in outstanding borrowings under this line of credit.

In April 2017, the Company extended its revolving construction and development loan related to the Estates at Falls Grove project. This loan had an initial maturity date of April 23, 2017 and the extension provides for a maturity date of July 23, 2017. As of March 31, 2017, the Company had $0.2 million in outstanding borrowings under this revolving credit facility.

In May 2017, the Company made the second principal curtailment on the Amended CGF Private Placement in the amount of $1.5 million.

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

Cautionary Notes Regarding Forward-looking Statements

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “ likely,” “intend,” “expect,” “will,” “should,” “seeks” or other similar words or expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply specifically to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation: general economic and market conditions, including interest rate levels; our ability to service our debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; economic risks in the markets in which we operate, including actions related to government spending; delays in governmental approvals and/or land development activity at our projects; regulatory actions; our ability to maintain compliance with stock market listing rules and standards; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our actual results could differ materially from these projected or suggested by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products, including multi-family homes, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Multi-family, and Real Estate Services as further discussed in Note 6 to the consolidated financial statements. We are currently focused in the Washington, D.C. metropolitan area, which is the sixth largest metropolitan statistical area in the United States.

We are currently operating, or developing in multiple counties throughout the Washington, D.C. area market. The following table summarizes certain information for our owned or controlled communities as of March 31, 2017:

	Pipeline Report as of March 31, 2017
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (8)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	38	—	—	—	—	$747
Townes at the Hampshires (3)	DC	TH	73	73	—	—	—	—	$551
Estates at Falls Grove	VA	SF	19	18	—	1	—	1	$543
Townes at Falls Grove	VA	TH	110	92	9	9	—	18	$303
Townes at Shady Grove Metro	MD	TH	36	27	—	9	—	9	$583
Townes at Shady Grove Metro (4)	MD	SF	3	3	—	—	—	—	$—
Momentum | Shady Grove Metro (5)	MD	Condo	110	—	—	110	—	110	$—
Estates at Emerald Farms	MD	SF	84	82	2	—	—	2	$426
Townes at Maxwell Square	MD	TH	45	45	—	—	—	—	$421
Townes at Hallcrest	VA	TH	42	42	—	—	—	—	$465
Estates at Leeland	VA	SF	24	6	6	12	—	18	$446
Villas | Preserve at Two Rivers 28’	MD	TH	6	5	1	—	—	1	$458
Villas | Preserve at Two Rivers 32’	MD	TH	10	9	1	—	—	1	$504
Marrwood East (7)	VA	SF	35	2	17	16	—	33	$641
Townes at Totten Mews (6)	DC	TH	40	—	3	37	—	40	$627
The Towns at 1333	VA	TH	18	—	1	17	—	18	$995
The Woods at Spring Ridge	MD	SF	21	—	4	17	—	21	$644
Solomons Choice	MD	SF	56	—	—	56	—	56	$—
Townes at Richmond Station	VA	TH	104	—	—	—	104	104	$—
Condominiums at Richmond Station	VA	MF	54	—	—	—	54	54	$—

Total			928	442	44	284	158	486

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program; not considered a separate community.
(5)	16 of these units are subject to statutory moderately priced dwelling unit program.
(6)	5 of these units are subject to statutory affordable dwelling unit program.
(7)	1 of these units is subject to statutory affordable dwelling unit program.
(8)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Settlements, orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements, and backlog for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Gross new orders	39	38
Cancellations	5	3
Net new orders	34	35
Gross new order revenue	$19,557	$16,089
Cancellation revenue	$2,513	$1,156
Net new order revenue	$17,044	$14,933
Average gross new order price	$501	$423
Settlements	25	22
Revenue—homebuilding	$10,064	$9,523
Average settlement price	$403	$433
Backlog units	44	38
Backlog revenue	$23,920	$16,264
Average backlog price	$544	$428

Revenue – homebuilding

Revenue from homebuilding increased by $0.6 million to $10.1 million for the three months ended March 31, 2017 as compared to $9.5 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, the Company settled 25 units (12 units at Falls Grove, 6 units at Hallcrest, 4 units at Emerald Farm, 1 unit at Marrwood, 1 unit at Leeland and 1 unit at Shady Grove), as compared to 22 units (6 units at Maxwell Square, 5 units at Falls Grove, 4 units at Two Rivers, 4 units at Hallcrest, and 3 units at The Hampshires) for the three months ended March 31, 2016. Our homebuilding gross margin percentage for the three months ended March 31, 2017 increased by 0.2% to 9.4%, as compared to 9.2% for the three months ended March 31, 2016. The increase noted in gross margins was mainly the result of the number of units settled and the mix of homes.

Backlog which reflects the number of homes for which the Company has entered into a sales contract with a homebuyer but has not yet delivered the home increased by 6 units to 44 units at March 31, 2017, as compared to 38 units at March 31, 2016. At March 31, 2017, we had $23.9 million in backlog to generate future revenue as compared to $16.3 million at March 31, 2016, resulting in an increase of $7.6 million.

Gross new order revenue, consisting of revenue from all units sold, for the three months ended March 31, 2017 was $19.6 million on 39 units as compared to $16.1 million on 38 units for the three months ended March 31, 2017. Net new order revenue, representing revenue for all units sold less cancellations, for the three months ended March 31, 2016 was $17.0 million on 34 units as compared to $14.9 million on 35 units for the three months ended March 31, 2016. The increases are attributable to the mix of homes sold.

Cost of sales – homebuilding

Cost of sales – homebuilding increased by $0.5 million to $9.1 million during the three months ended March 31, 2017, as compared to $8.6 million for the three months ended March 31, 2016. The increase noted was primarily attributable to the number of units settled and the mix of homes settled during the three months ended March 31, 2017.

Cost of sales – other

Cost of sales – other increased by $0.1 million to $0.2 million during the three months ended March 31, 2017, as compared to $0.1 million during the three months ended March 31, 2016. The increase primarily relates to our new initiatives within our real estate services segment to expand our footprint in the real estate consulting field.

Sales and marketing

Selling and marketing expenses for the three months ended March 31, 2017 decreased by $0.1 million to $0.4 million, as compared to $0.5 million for the three months ended March 31, 2016. The decrease is attributable to continued benefit from the general overhead cost saving measures.

General and administrative

General and administrative expenses for the three months ended March 31, 2017 decreased by $0.3 million to $1.2 million, as compared to $1.5 million for the three months ended March 31, 2016. The decrease is attributable to attrition in employee head count and general overhead cost saving measures.

Income taxes

For the three months ended March 31, 2017 the Company recognized income tax expense of $0. For the three months ended March 31, 2016, the Company recognized income tax expense of $25, and the effective tax rate was 2%.

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

As of March 31, 2017, $35.3 million of the Company’s outstanding credit facilities and project related loans mature at various periods through the end of 2017. We are in active discussions with our lenders seeking long term extensions and modifications to these loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. We are anticipating that with the successful resolution of the debt extension discussions with our lenders, capital raises from our recent private placement, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. The Company will also continue to focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses.

See Note 11 and Note 13 to the accompanying consolidated financial statements for details on private placement offerings and for more details on our credit facilities, respectively.

Cash Flow

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2017 compared to the net cash used in operating activities of $0.4 million for the three months ended March 31, 2016. The $0.5 million net cash provided by operations was primarily attributable to collections of trade receivables of $0.5 million and net releases of inventories of $0.5 million, offset by the net loss of $0.7 million. The $0.4 million net cash used in operations for the three months ended March 31, 2016 was primarily due to $2.9 million of net releases of inventories, offset by usage on accounts payable of $1.6 million, increases in trade receivables of $0.5 million and net loss of $1.3 million.

Net cash used in financing activities was $2.5 million for the three months ended March 31, 2017. This was primarily attributable to the distributions of $1.9 million to the Comstock Investor VIII Class B Members to fully redeem their equity interest, along with the pay downs on notes payable of $6.0 million, offset by borrowings of $5.5 million. Net cash used in financing activities was $7.4 million for the three months ended March 31, 2016. This was primarily attributable to the distribution of $1.4 million to the New Hampshire Avenue non-controlling interest member, along with the pay downs on notes payable of $11.2 million, offset by borrowings of $5.2 million.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2017 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 8 to the accompanying consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on March 27, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.4	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2016).

3.5	Certificate of Designation of Series C Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 22, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

10.59*	Loan agreement between Comstock Sixth Street, LLC and Eagle Bank.

10.60*	Series C Share Repurchase Agreement between the Company and Investor Management, L.C.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 15, 2017	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/S/ CHRISTOPHER L. CONOVER
Christopher L. Conover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)