Form 10-Q
period 2017-06-30
Comstock Holding Companies, Inc.
filed 2017-08-14
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

As of August 14, 2017, 3,237,468 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$2,619	$5,761
Restricted cash	1,513	1,238
Trade receivables	748	613
Real estate inventories	49,724	49,842
Fixed assets, net	194	255
Other assets, net	1,025	2,112

TOTAL ASSETS	$55,823	$59,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$8,943	$7,721
Notes payable - secured by real estate inventories, net of deferred financing charges	26,883	26,927
Notes payable - due to affiliates, unsecured, net of discount and deferred financing charges	14,757	15,866
Notes payable - unsecured, net of deferred financing charges	850	911
Income taxes payable	—	19

TOTAL LIABILITIES	51,433	51,444

Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY (DEFICIT)
Series C preferred stock $0.01 par value, 3,000,000 shares authorized, 579,158 and 0 shares issued and liquidation preference of $2,896 and $0 at June 30, 2017 and December 31, 2016, respectively	$442	$—
Series B preferred stock $0.01 par value, 3,000,000 shares authorized, 0 and 841,848 shares issued and liquidation preference of $0 and $4,209 at June 30, 2017 and December 31, 2016, respectively	—	1,280
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 3,237,468 and 3,035,922 issued, and outstanding, respectively	32	30
Class B common stock, $0.01 par value, 220,250 and 390,500 shares authorized, issued, and outstanding, at June 30, 2017 and December 31, 2016, respectively	2	4
Additional paid-in capital	177,209	176,251
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(185,038)	(184,778)

TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(10,015)	(9,875)
Non-controlling interests	14,405	18,252

TOTAL EQUITY	4,390	8,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,823	$59,821

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Revenue—homebuilding	$10,235	$9,699	$20,299	$19,222
Revenue—other	285	279	489	462

Total revenue	10,520	9,978	20,788	19,684
Expenses
Cost of sales—homebuilding	9,221	9,185	18,322	17,830
Cost of sales—other	296	153	520	244
Sales and marketing	340	403	721	886
General and administrative	1,226	1,373	2,472	2,915
Interest and real estate tax expense	—	306	—	522

Operating loss	(563)	(1,442)	(1,247)	(2,713)
Other income, net	28	13	48	21

Loss before income tax expense	(535)	(1,429)	(1,199)	(2,692)
Income tax expense	—	(32)	—	(57)

Net loss	(535)	(1,461)	(1,199)	(2,749)
Net (loss) income attributable to non-controlling interests	(922)	448	(939)	884

Net income (loss) attributable to Comstock Holding Companies, Inc.	387	(1,909)	(260)	(3,633)
Paid-in-kind dividends on Series B Preferred Stock	—	86	78	172
Extinguishment of Series B Preferred Stock	—	—	(1,011)	—

Net income (loss) attributable to common stockholders	$387	$(1,995)	$673	$(3,805)

Basic net income (loss) per share	$0.12	$(0.60)	$0.20	$(1.15)
Diluted net income (loss) per share	$0.11	$(0.60)	$0.20	$(1.15)
Basic weighted average shares outstanding	3,359	3,319	3,351	3,312
Diluted weighted average shares outstanding	3,397	3,319	3,403	3,312

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Sixth Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,199)	$(2,749)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	637	633
Deferred income tax benefit	—	7
Depreciation expense	74	104
Earnings from unconsolidated joint venture, net of distributions	31	50
Stock compensation	122	41
Changes in operating assets and liabilities:
Purchaser escrow deposits	(130)	(69)
Trade receivables	(135)	(770)
Real estate inventories	257	3,318
Other assets	717	(861)
Accrued interest	271	113
Accounts payable and accrued liabilities	1,285	789
Income taxes payable	(19)	21

Net cash provided by operating activities	1,911	627

Cash flows from investing activities:
Purchase of fixed assets	(13)	(1)
Principal received on note receivable	18	17
Collateral for letters of credit	(145)	(128)

Net cash used in investing activities	(140)	(112)

Cash flows from financing activities:
Proceeds from notes payable	11,768	12,066
Payments on notes payable	(13,613)	(18,927)
Loan financing costs	(71)	—
Distributions to non-controlling interests	(2,908)	(2,717)
Repurchase of Series C preferred stock	(89)	—
Taxes paid related to net share settlement of equity awards	—	(8)

Net cash used in financing activities	(4,913)	(9,586)

Net decrease in cash and cash equivalents	(3,142)	(9,071)
Cash and cash equivalents, beginning of period	5,761	12,448

Cash and cash equivalents, end of period	$2,619	$3,377

Supplemental cash flow information:
Interest capitalized (paid), net	$457	$(181)
Supplemental disclosure for non-cash activity:
Seller’s note payable	$115	$—
Accrued liability settled through issuance of stock	$63	$29
Increase in Series B preferred stock value in connection with dividends paid in-kind	$24	$52
Conversion of Class B common stock to Class A common stock	$2	$—
Extinguishment of Series B Preferred Stock	$1,011	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts are in thousands, except per share data, number of units, or as otherwise noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Throughout this quarterly report on Form 10-Q, amounts are in thousands, except per share data, number of units, or as otherwise noted.

For the three and six months ended June 30, 2017 and 2016, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

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

As of June 30, 2017, $32.6 million of the Company’s outstanding credit facilities and project related loans mature at various periods through the end of 2017. We are in active discussions with our lenders seeking long term extensions and modifications to these loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. We are anticipating that with the successful resolution of the debt extension discussions with our lenders, capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. The Company will also continue to focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses.

Use of Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts for the reporting periods. We base these estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate these estimates and judgements on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for one year, which would make the guidance effective for the Company’s first fiscal year beginning after December 15, 2017. Additionally, the FASB has also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 upon its consolidated financial statements including disclosures in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its consolidated financial statements and what changes to systems and controls may be warranted.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this new standard will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The standard requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. We do not expect the adoption of ASU 2017-01 to have a material effect on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting.” ASU 2017-09 reduces both diversity in practice and cost and complexity when changing the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material effect on our consolidated financial statements.

We assessed other accounting pronouncements issued or effective during the three and six months ended June 30, 2017 and deemed they were not applicable to us and are not anticipated to have a material effect on our consolidated financial statements.

2. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	June 30,	December 31,
	2017	2016
Land and land development costs	$31,368	$33,355
Cost of construction (including capitalized interest and real estate taxes)	18,356	16,487

	$49,724	$49,842

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

The following table is a summary of warranty reserve activity which is included in ‘Accounts payable and accrued liabilities’ within the consolidated balance sheets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance at beginning of period	$278	$314	$288	$312
Additions	46	42	96	86
Releases and/or charges incurred	(42)	(62)	(102)	(104)

Balance at end of period	$282	$294	$282	$294

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total interest incurred and capitalized	$1,249	$857	$2,275	$1,593
Total real estate taxes incurred and capitalized	139	95	179	117

Total interest and real estate taxes incurred and capitalized	$1,388	$952	$2,454	$1,710

Interest expensed as a component of cost of sales	$558	$414	$1,009	$706
Real estate taxes expensed as a component of cost of sales	57	52	117	101

Interest and real estate taxes expensed as a component of cost of sales	$615	$466	$1,126	$807

The amount of interest from entity level borrowings that we are able to capitalize in accordance with Accounting Standards Codification (“ASC”) 835 is dependent upon the average accumulated expenditures that exceed project specific borrowings. For the three and six months ended June 30, 2017, the Company expensed $0 of interest from entity level borrowings. For the three and six months ended June 30, 2016, the Company expensed $304 and $512, respectively, of interest from entity level borrowings.

Additionally, when a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period they are incurred. For the three and six months ended June 30, 2017, there were no inactive projects, therefore, no interest or real estate taxes were expensed. For the three and six months ended June 30, 2016, the Company expensed $2 and $10 of interest and real estate taxes related to inactive projects.

5. EARNINGS (LOSS) PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants are included in the diluted earnings (loss) per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

As a result of the net income attributable to common stockholders for the three months ended June 30, 2017, approximately 23 restricted stock awards and 15 warrants were included in the computation of dilutive earnings per share. As a result of the net income attributable to common stockholders for the six months ended June 30, 2017, approximately 32 restricted stock awards and 20 warrants were included in the computation of dilutive earnings per share. For the three and six months ended June 30, 2016, there were no anti-dilutive shares, therefore, no shares were excluded from the computation of dilutive loss per share.

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

In our Multi-family segment, we focus on projects ranging from approximately 75 to 200 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We will either position the assets for sale when completed or operate the asset within our own portfolio as rental property. Operating the asset for our own account affords us the flexibility of converting the units to condominiums in the future.

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

	Homebuilding	Multi-family	Real Estate Services	Total
Three Months Ended June 30, 2017
Gross revenue	$10,235	$—	$285	$10,520
Gross profit (loss)	1,014	—	(11)	1,003
Net (loss) income	(524)	—	(11)	(535)
Depreciation, amortization, and stock based compensation	112	—	34	146
Interest expense	—	—	—	—
Total assets	55,590	—	233	55,823
Three Months Ended June 30, 2016
Gross revenue	$9,699	$—	$279	$9,978
Gross profit (loss)	514	—	126	640
Net (loss) income	(1,587)	—	126	(1,461)
Depreciation, amortization, and stock based compensation	66	—	2	68
Interest expense	304	—	—	304
Total assets	47,134	—	205	47,339
Six Months Ended June 30, 2017
Gross revenue	$20,299	$—	$489	$20,788
Gross profit (loss)	1,977	—	(31)	1,946
Net (loss) income	(1,168)	—	(31)	(1,199)
Depreciation, amortization, and stock based compensation	177	—	43	220
Interest expense	—	—	—	—
Total assets	55,590	—	233	55,823
Six Months Ended June 30, 2016
Gross revenue	$19,222	$—	$462	$19,684
Gross profit (loss)	1,392	—	218	1,610
Net (loss) income	(2,967)	—	218	(2,749)
Depreciation, amortization, and stock based compensation	149	—	5	154
Interest expense	517	—	—	517
Total assets	47,134	—	205	47,339

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs.

7. INCOME TAX

For the three and six months ended June 30, 2017 the Company recognized income tax expense of $0. For the three and six months ended June 30, 2016, the Company recognized income tax expense of $32 and $57, respectively, and the effective tax rate was (35%).

The Company has not recorded any accruals related to uncertain tax positions as of June 30, 2017 and 2016. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2015 tax years remain subject to examination by federal and most state tax authorities.

At June 30, 2017 and December 31, 2016, due to the uncertainties surrounding the realization of the deferred tax assets, the Company recorded a full valuation allowance.

The Company currently has approximately $138 million in federal and state Net Operating Losses (“NOLs”), which based on current statutory tax rates, have potential fair value of approximately $54 million in tax savings. If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of June 30, 2017, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of June 30, 2017, because of the Company’s full valuation allowance on its net deferred tax assets.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At June 30, 2017 and 2016, the Company had $1.1 million and $1.9 million in outstanding letters of credit, respectively. At June 30, 2017 and 2016, the Company had $4.0 million and $4.3 million in outstanding performance bonds, respectively. No amounts have been drawn against the outstanding letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of June 30, 2017 and December 31, 2016, we had approximately $0.9 million and $0.8 million, respectively, in these escrow accounts, which are included in ‘Restricted cash’ in the accompanying consolidated balance sheets.

9. RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an affiliated entity that is wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease are as follows:

2017	$105
2018	160

Total	$265

For the three months ended June 30, 2017 and 2016, total payments made under this lease agreement were $52 and $81, respectively. For the six months ended June 30, 2017 and 2016, total payments made under this lease agreement were $104 and $162, respectively.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended June 30, 2017 and 2016, the Company billed Comstock Asset Management, L.C. $285 and $279, respectively, for services and out-of-pocket expenses. For the six months ended June 30, 2017 and 2016, Comstock Asset Management, L.C. was billed $488 and $462, respectively. Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of June 30, 2017 and December 31, 2016, the Company was owed $220 and $132, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

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

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum capacity of up to $20 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. All of the other terms of the unsecured promissory note remained the same. The Company borrowed an additional principal loan amount of $6.2 million under the amended and restated CGF promissory note bringing the total aggregate principal amount borrowed to $16.2 million. The CGF loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. Purchasers other than CDS who purchased membership interests in CGF received warrants that represent the right to purchase an amount of shares of our Class A common stock, depending upon the investment amount. As of June 30, 2017 and December 31, 2016, there were 76 warrants issued in connection with the CGF Private Placement outstanding, representing the right to purchase shares of our Class A common stock having an aggregate fair value of $433, which was considered as a debt discount. The Company amortizes the debt discount over the three year term of the loan to interest expense. As of June 30, 2017, $11.3 million was outstanding in principal and accrued interest, net of discounts, on the CGF loan. For the three months ended June 30, 2017 and 2016, the Company made interest payments of $0.4 million, on the CGF loan. For the six months ended June 30, 2017 and 2016, the Company made interest payments of $0.8 million, on the CGF loan. During the three months ended June 30, 2017 and 2016, the Company made principal curtailment payments to CGF of $1.5 million and $1.6 million, respectively.

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

On December 29, 2015, the Company and Stonehenge Funding, L.C. (“Stonehenge”), an entity wholly owned by our Chief Executive Officer, entered into a Note Exchange and Subscription Agreement pursuant to which the note in the original principal amount of $4.5 million issued to the Company by Stonehenge was cancelled in its entirety and exchanged for 772,210 shares of the Company’s Series B Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share (the “Series B Preferred Stock”). The number of shares of Series B Preferred Stock received by Stonehenge in exchange for the note represented the principal amount outstanding plus accrued interest under the note as of December 29, 2015, which was $3.9 million. The holders of Series B Preferred Stock earn dividends at a rate of 8.75% per annum accruing from the effective date of the Note Exchange and Subscription Agreement.

On March 22, 2017, the Company entered into a Share Exchange Agreement with the holders of the Company’s Series B Preferred Stock pursuant to which the Company exchanged 772,210 shares of the Company’s Series B Preferred Stock for 772,210 shares of the Company’s newly created Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Series B Preferred Stock, together with all accrued dividends earned through the conversion date, was retired upon re-acquisition and the fair value of the Series C Preferred Stock is recorded in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. The difference in fair value from the extinguishment of the Series B Preferred Stock and issuance of the Series C Preferred Stock of $1,011 was recorded in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2016, 17,221 and 34,437 shares of the Series B Preferred Stock, respectively, with a liquidation value of $86 and $172, respectively, were paid in-kind as dividends, and are included in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. For the six months ended June 30, 2017, 15,663 shares of the Series B Preferred Stock with a liquidation value of $78 were paid in-kind as dividends and are included in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets.

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

Simultaneously, on December 29, 2015, the Company and CGF II entered into an unsecured revolving line of credit promissory note in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in-kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. As of June 30, 2017 and December 31, 2016, $3.4 million and $3.3 million, respectively, was outstanding in principal and accrued interest on the CGF II loan.

See Note 11 to the consolidated financial statements for a description of the Comstock VIII and Comstock X Private Placements and Note 13 to the consolidated financial statements for a description of the CGF Private Placement and the CGF II Private Placement.

10. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 in September 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest of $3. This note bears a fixed interest rate of 6% per annum. As of June 30, 2017 and December 31, 2016, the outstanding balance of the note was $85 and $103, respectively, and is included within ‘Other assets’ in the accompanying consolidated balance sheets. The interest income of $2 for the three months ended June 30, 2017 and 2016, is included in ‘Other income, net’ in the consolidated statements of operations. The interest income of $3 and $4 for the six months ended June 30, 2017 and 2016, respectively, is included in ‘Other income, net’ in the consolidated statement of operations.

11. VARIABLE INTEREST ENTITY

Included within the Company’s real estate inventories at June 30, 2017 and December 31, 2016 are several projects that are determined to be variable interest entities (“VIEs”). These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C., and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During the six months ended June 30, 2016, New Hampshire Ave. Ventures, LLC distributed $1.9 million to its non-controlling interest member, 6000 New Hampshire Avenue, LLC. No such distributions were made during the three and six months ended June 30, 2017.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). In connection with the Comstock VIII Private Placement, the Company issued 15 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Operating Officer and the former Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement have been used for the construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement were utilized to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. In January 2017, the Company fully redeemed the remaining equity interest of Class B Members in Comstock VIII after paying $1.9 million in distributions. During the six months ended June 30, 2016, the Company paid distributions in the amount of $0.8 million to its non-controlling interest member.

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

In August 2016, Comstock Investors X, L.C. (“Comstock X”) entered into a subscription agreement with an accredited investor (“Comstock X Class B Member”), pursuant to which the Comstock X Class B Member purchased membership interests in Comstock X for an initial amount of $5.0 million, which is part of an aggregate capital raise of $14.5 million (the “Comstock X Private Placement”). The Comstock X Class B Member is Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, our Chief Executive Officer. In October 2016, the Comstock X Class B Member purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million. In connection with the Comstock X Private Placement, the Company issued a total of 150 warrants for the purchase of shares of the Company’s Class A common stock, having an aggregate fair value of $258. The Comstock X Member is entitled to a cumulative, preferred return of 6% per annum, compounded annually on the capital account balance. The Company has the right to repurchase the interest of the Comstock X Class B Member at any time, provided that (i) all of the Comstock X Class B Members’ interest is acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock X Class B Members’ capital account plus accrued priority return. Proceeds of the Comstock X Private Placement are being utilized (A) to provide capital needed to complete the projects known as The Townes at Totten Mews, consisting of 40 townhomes in Washington, D.C., and The Towns at 1333, consisting of 18 townhomes in the City of Alexandria, Virginia (collectively, the “Investor X Projects”), (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor X Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. On June 14, 2017, the Comstock X Private Placement was amended to provide for the first $1.0 million of profit earned to be allocated first to the Company. During the six months ended June 30, 2017, the Company paid distributions of $1.0 million to its non-controlling interest member. No distributions were made in 2016.

The distributions to and contributions from the VIEs discussed above are included within the ‘Non-controlling interest’ in the consolidated balance sheets for the periods presented.

At June 30, 2017 and December 31, 2016, total assets of these VIEs were approximately $34.6 million and $38.1 million, respectively, and total liabilities were approximately $19.7 million and $18.5 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

12. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and periodically adjusts the carrying value for its proportionate share of earnings, losses and distributions. The carrying value of the investment is included within ‘Other assets’ in the accompanying consolidated balance sheets and our proportionate share of the earnings from the investment are included in ‘Other income, net’ in the accompanying consolidated statements of operations for the periods presented. Our share of the earnings for the three and sixth months ended June 30, 2017, are $6 and $24, respectively. During the three and six months ended June 30, 2016, our share of earnings from this joint venture was $8 and $16, respectively. During the six months ended June 30 2017 and 2016, the Company collected total distributions of $54 and $66, respectively, as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statement of Operations:
Total net revenue	$41	$45	$107	$90
Total expenses	30	29	60	58

Net income	$11	$16	$47	$32

Comstock Holding Companies, Inc. share of net income	$6	$8	$24	$16

13. CREDIT FACILITIES

Notes payable consisted of the following:

	June 30,	December 31,
	2017	2016
Construction revolvers	$7,367	$6,429
Development and acquisition notes	16,033	16,278
Mezzanine notes	1,458	1,424
Line of credit	2,141	2,929

Total secured notes	26,999	27,060
Deferred financing charges, net of amortization	(116)	(133)

Net secured notes	26,883	26,927
Unsecured financing, net of unamortized deferred financing charges of $88 and $121	850	911
Notes payable, unsecured, net of $1.9 million and $2.1 million discount and unamortized deferred financing charges, respectively	14,757	15,866

Total notes payable	$42,490	$43,704

As of June 30, 2017, maturities and/or curtailment obligations of all borrowings are as follows:

2017	$32,620
2018	5,838
2019	3,913
2020	119

Total	$42,490

As of June 30, 2017, the Company had $32.6 million of its credit facilities and project related loans scheduled to mature during the remainder of 2017, and we are in active discussions with our lenders seeking long-term extensions.

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

As of June 30, 2017 and December 31, 2016, the Company had secured construction revolving credit facilities with a maximum loan commitment of $23.5 million and $26.6 million, respectively. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of June 30, 2017 and December 31, 2016, the Company had approximately $16.2 million and $20.2 million, respectively, of unused construction loan commitments. The Company had $7.4 million and $6.4 million of outstanding construction borrowings as of June 30, 2017 and December 31, 2016, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At June 30, 2017 and December 31, 2016, the weighted average interest rate on the Company’s outstanding construction revolving facilities was 4.8% and 4.6% per annum, respectively. The construction credit facilities have maturity dates ranging from July 2017 to March 2019, including extensions subject to the Company meeting certain conditions. Subsequent to June 30, 2017, $2.2 million of the outstanding construction revolving credit facilities matured in July 2017 and therefore, the Company secured an extension for this borrowing. See Note 16 for further discussion on the extension.

As of June 30, 2017 and December 31, 2016, the Company had approximately $24.3 million and $27.8 million, respectively, of aggregate acquisition and development maximum loan commitments of which $16.0 million and $16.3 million, respectively, were outstanding. These loans have maturity dates ranging from July 2017 to March 2019, including extensions subject to certain conditions, and bear interest at a rate based on LIBOR and prime rate pricing options, with interest rate floors ranging from 4.5% to 5.5% per annum. As of June 30, 2017 and December 31, 2016, the weighted average interest rate was 5.4% and 5.2% per annum, respectively. Subsequent to June 30, 2017, $4.3 million of the outstanding acquisition and development facilities matured in July 2017 and therefore, the Company secured an extension for this borrowing. See Note 16 for further discussion on the extension.

As of June 30, 2017, the Company had one mezzanine loan that is being used to finance the development of the Momentum | Shady Grove project. The maximum principal commitment amount of this loan was $1.1 million, of which $1.5 million of principal and accrued interest was outstanding at June 30, 2017 and December 31, 2016. This financing carries an annual interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. This financing has a maturity date of December 31, 2017 and is guaranteed by the Company and our Chief Executive Officer.

Line of credit – secured

At June 30, 2017 and December 31, 2016, the Company had a secured revolving line of credit with a maximum capacity of $3.0 million, of which $2.1 million and $2.9 million, respectively, were outstanding at June 30, 2017 and December 31, 2016. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ in the Washington, D.C. metropolitan area and guaranteed by our Chief Executive Officer. The Company uses this line of credit to finance the predevelopment related expenses and deposits for current and future projects and bears a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. This line of credit calls for the Company to adhere to financial covenants, as defined in the loan agreement such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA measured on an annual basis and matures on December 31, 2017. The Company obtained a waiver from the financial institution for not meeting the minimum liquidity measure as of June 30, 2017, but was in compliance with the minimum net worth requirement as dictated by the line of credit agreement as of June 30, 2017.

Unsecured financing

As of June 30, 2017 and December 31, 2016, the Company had $0.8 million in outstanding balances under a 10-year unsecured note with a bank. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 2.2%. At June 30, 2017 and December 31, 2016, the interest rate was 3.4% and 2.9% per annum, respectively. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

As of June 30, 2017, the Company had one unsecured seller-financed promissory note with an outstanding balance of $0.1 million. This financing carries an annual interest rate of the prime rate plus 5%. This financing has a maturity date of February 27, 2020, and is guaranteed by our Chief Executive Officer. As of June 30, 2017, the interest rate was 9.3%.

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

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term (the “Original Promissory Note”). On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. The loan bears interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The loan will be used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $11.3 million of outstanding borrowings under the CGF loan, net of discounts, as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, the interest rate was 10.8% and 10.4% per annum, respectively. For the three months ended June 30, 2017 and 2016, the Company made interest payments of $0.4 million. For the six months ended June 30, 2017 and 2016, the Company made interest payments of $0.8 million. During the three months ended June 30, 2017 and 2016, the Company made principal payments to CGF of $1.5 million and $1.6 million, respectively.

Comstock Growth Fund II

On December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The funds obtained from the loan are being used by the Company (i) to capitalize the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, and (iii) for general corporate purposes. As of June 30, 2017 and December 31, 2016, $3.4 million and $3.3 million, respectively, was outstanding in principal and accrued interest under the CGF II loan.

14. FAIR VALUE DISCLOSURES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values based on their short maturities. The fair value of fixed and floating rate debt is based on unobservable market rates (Level 3 inputs).

The fair value of the fixed and floating rate debt was estimated using a discounted cash flow analysis on the blended borrower rates currently available to the Company for loans with similar terms. The following table summarizes the carrying amount and the corresponding fair value of fixed and floating rate debt:

	June 30,	December 31,
	2017	2016
Carrying amount	$42,490	$43,704
Fair value	$42,187	$44,986

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

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three months ended June 30, 2017, the Company issued 45 thousand restricted stock awards. During the six months ended June 30, 2017, the Company issued 157 thousand stock options and 245 thousand restricted stock awards to employees. No stock options or restricted stock awards were issued during the three and six months ended June 30, 2016.

Stock-based compensation expense associated with restricted stock and stock options is recognized based on the fair value of the award over its vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Real estate inventories - Assets	$19	$4	$24	$9
General and administrative and Cost of sales—other - Expenses	90	15	122	41

	$109	$19	$146	$50

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

As of June 30, 2017, the weighted-average remaining contractual term of unexercised stock options was 7 years. As of June 30, 2017 and December 31, 2016, there was $0.7 million and $0.1 million, respectively, of unrecognized compensation cost related to stock grants.

16. SUBSEQUENT EVENTS

In July 2017, JK Environmental Services, LLC, (“JK”) an entity wholly owned by CDS Capital Management, L.C., a subsidiary of Comstock, purchased all of the business assets of Monridge Environmental, LLC for $2 million. JK has its principal office located in Conshohocken, Pennsylvania, and operates in Maryland, Pennsylvania, New Jersey, and Delaware. JK operates as an environmental services company, providing consulting, remediation, and other environmental services.

In July 2017, the Company extended its revolving construction and acquisition loan related to The Towns at 1333 project. This loan had an initial maturity date of July 15, 2017 and the extension provides for a maturity date of January 15, 2018. As of June 30, 2017, the Company had $6.4 million in outstanding borrowings under this revolving credit facility.

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

We are currently operating, or developing in multiple counties throughout the Washington, D.C. area market. The following table summarizes certain information for our owned or controlled communities as of June 30, 2017:

	Pipeline Report as of June 30, 2017
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (8)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	38	—	—	—	—	$747
Townes at the Hampshires (3)	DC	TH	73	73	—	—	—	—	$551
Estates at Falls Grove	VA	SF	19	19	—	—	—	—	$545
Townes at Falls Grove	VA	TH	110	103	7	—	—	7	$304
Townes at Shady Grove Metro	MD	TH	36	27	—	9	—	9	$583
Townes at Shady Grove Metro (4)	MD	SF	3	3	—	—	—	—	$—
Momentum | Shady Grove Metro (5)	MD	Condo	110	—	—	110	—	110	$—
Estates at Emerald Farms	MD	SF	84	83	1	—	—	1	$426
Townes at Maxwell Square	MD	TH	45	45	—	—	—	—	$421
Townes at Hallcrest	VA	TH	42	42	—	—	—	—	$465
Estates at Leeland	VA	SF	24	10	4	10	—	14	$447
Villas | Preserve at Two Rivers 28’	MD	TH	6	6	—	—	—	—	$458
Villas | Preserve at Two Rivers 32’	MD	TH	10	10	—	—	—	—	$504
Marrwood East (7)	VA	SF	35	5	20	10	—	30	$644
Townes at Totten Mews (6)	DC	TH	40	—	3	37	—	40	$635
The Towns at 1333	VA	TH	18	1	—	17	—	17	$995
The Woods at Spring Ridge	MD	SF	21	—	4	17	—	21	$658
Solomons Choice	MD	SF	56	—	—	56	—	56	$—
Townes at Richmond Station	VA	TH	104	—	—	—	104	104	$—
Condominiums at Richmond Station	VA	MF	54	—	—	—	54	54	$—

Total			928	465	39	266	158	463

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program; not considered a separate community.
(5)	16 of these units are subject to statutory moderately priced dwelling unit program.
(6)	5 of these units are subject to statutory affordable dwelling unit program.
(7)	1 of these units is subject to statutory affordable dwelling unit program.
(8)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Results of Operations

Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016

Settlements, orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements, and backlog for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross new orders	23	34	62	72
Cancellations	5	1	10	4
Net new orders	18	33	52	68
Gross new order revenue	$10,980	$15,353	$30,537	$31,441
Cancellation revenue	$2,555	$407	$5,068	$1,563
Net new order revenue	$8,425	$14,946	$25,469	$29,878
Average gross new order price	$477	$452	$493	$437
Settlements	23	21	48	43
Revenue—homebuilding	$10,235	$9,699	$20,299	$19,222
Average settlement price	$445	$462	$423	$447
Backlog units	39	50	39	50
Backlog revenue	$22,378	$21,514	$22,378	$21,514
Average backlog price	$574	$430	$574	$430

Revenue – homebuilding

Revenue from homebuilding increased by $0.5 million to $10.2 million for the three months ended June 30, 2017 as compared to $9.7 million for the three months ended June 30, 2016. Revenue from homebuilding increased by $1.1 million to $20.3 million for the six months ended June 30, 2017 as compared to $19.2 million for the six months ended June 30, 2016. For the three months ended June 30, 2017, the Company settled 23 units (12 units at Falls Grove, 1 unit at Emerald Farm, 3 units at Marrwood, 4 units at Leeland, 2 units at Two Rivers and 1 unit at The Towns at 1333), as compared to 21 units (1 unit at The Hampshires, 5 units at Falls Grove, 3 units at Maxwell Square, 3 units at Two Rivers, 7 units at Hallcrest, and 2 units at the Estates at Leeland) for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company settled 48 units (24 units at Falls Grove, 6 units at Hallcrest, 5 units at Emerald Farm, 4 unit at Marrwood, 5 units at Leeland, 1 unit at Shady Grove, 2 units at Two Rivers, and 1 unit at The Towns at 1333), as compared to 43 units (4 units at The Hampshires, 10 units at Falls Grove, 9 units at Maxwell Square, 7 units at Two Rivers, 11 units at Hallcrest, and 2 units at the Estates at Leeland) for the six months ended June 30, 2016. Our homebuilding gross margin percentage for the six months ended June 30, 2017 increased by 2.5% to 9.7%, as compared to 7.2% for the six months ended June 30, 2016. Our homebuilding gross margin percentage for the three months ended June 30, 2017 increased by 4.4% to 9.9%, as compared to 5.2% for the three months ended June 30, 2016. The increase noted in gross margins was mainly the result of the continued effort by the Company to reduce construction and other related costs.

Backlog, which reflects revenue from sales contracts the Company entered into with homebuyers for future delivery, increased by $0.9 million to $22.4 million as of June 30, 2017, as compared to $21.5 million as of June 30, 2016.

Gross new order revenue, consisting of revenue from all units sold, for the three months ended June 30, 2017 was $11.0 million on 23 units as compared to $15.4 million on 34 units for the three months ended June 30, 2016. Gross new order revenue, consisting of revenue from all units sold, for the six months ended June 30, 2017 was $30.5 million on 62 units as compared to $31.4 million on 72 units for the six months ended June 30, 2016. Net new order revenue, representing revenue for all units sold less cancellations, for the three months ended June 30, 2017 was $8.4 million on 18 units as compared to $14.9 million on 33 units for the three months ended June 30, 2016. Net new order revenue, representing revenue for all units sold less cancellations, for the six months ended June 30, 2017 was $25.5 million on 52 units as compared to $29.9 million on 68 units for the six months ended June 30, 2016. The decreases are attributable to the number and mix of homes sold.

Cost of sales – homebuilding

Cost of sales – homebuilding increased by $0.5 million to $18.3 million during the six months ended June 30, 2017, as compared to $17.8 million during the six months ended June 30, 2016. The increase noted was primarily attributable to the number of units settled and the mix of homes settled during the three and six months ended June 30, 2017.

Cost of sales – other

Cost of sales – other increased by $0.1 million to $0.3 million during the three months ended June 30, 2017, as compared to $0.2 million during the three months ended June 30, 2016. Cost of sales – other increased by $0.3 million to $0.5 million during the six months ended June 30, 2017, as compared to $0.2 million during the six months ended June 30, 2016. The increase primarily relates to our new initiatives within our real estate services segment to expand our footprint in the real estate consulting and environmental study fields.

Sales and marketing

Selling and marketing expenses for the three months ended June 30, 2017 decreased by $0.1 million to $0.3 million, as compared to $0.4 million for the three months ended June 30, 2016. Selling and marketing expenses for the six months ended June 30, 2017 decreased by $0.2 million to $0.7 million, as compared to $0.9 million for the six months ended June 30, 2016. The decrease is attributable to continued benefit from the cost saving measures.

General and administrative

General and administrative expenses for the three months ended June 30, 2017 decreased by $0.2 million to $1.2 million, as compared to $1.4 million for the three months ended June 30, 2016. General and administrative expenses for the six months ended June 30, 2017 decreased by $0.4 million to $2.5 million, as compared to $2.9 million for the six months ended June 30, 2016. The decrease is attributable to attrition in employee head count and general overhead cost saving measures.

Income taxes

There were no income tax expenses for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the Company recognized income tax expense of $32 and $57, respectively, and as of June 30, 2016, the effective tax rate was (35%).

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

As of June 30, 2017, $32.6 million of the Company’s outstanding credit facilities and project related loans mature at various periods through the end of 2017. We are in active discussions with our lenders seeking long term extensions and modifications to these loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. We are anticipating that with the successful resolution of the debt extension discussions with our lenders, capital raises from our recent private placement, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. The Company will also continue to focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses.

See Note 11 and Note 13 to the accompanying consolidated financial statements for details on private placement offerings and for more details on our credit facilities, respectively.

Cash Flow

Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2017 compared to the net cash provided by operating activities of $0.6 million for the six months ended June 30, 2016. The $1.9 million net cash provided by operations during the six months ended June 30, 2017 was primarily attributable to increases in accounts payable of $1.3 million, $0.3 million of releases of inventories associated with units settled, increases in accrued interest of $0.3 million, reduction in feasibility costs for new projects of $0.7 million, and the amortization of loan discounts and other financing fees of $0.6 million, offset by the net loss of $1.2 million. The $0.6 million net cash provided by operations during the six months ended June 30, 2016 was primarily due to $3.3 million of releases of inventories associated with units settled and increases in accrued interest of $0.1 million, offset by the net loss of $2.7 million.

Net cash used in financing activities was $4.9 million for the six months ended June 30, 2017. This was primarily attributable to the distributions of $1.9 million to the Comstock Investor VIII Class B Members to fully redeem their equity interest and a distribution to the Comstock Investor X Class B Members of $1.0 million, along with the pay downs on notes payable of $13.6 million, offset by borrowings of $11.8 million. Net cash used in financing activities was $9.6 million for the six months ended June 30, 2016. This was primarily attributable to the distributions of $1.9 million to the New Hampshire Avenue non-controlling interest member, the distributions of $0.8 million to the Comstock Investors VIII Class B Members, along with the pay downs on notes payable of $18.9 million, offset by borrowings of $12.1 million.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2017 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on March 27, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.4	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2016).

3.5	Certificate of Designation of Series C Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 22, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: August 14, 2017	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By:	/S/ CHRISTOPHER L. CONOVER
Christopher L. Conover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)