Form 10-Q
period 2017-09-30
Comstock Holding Companies, Inc.
filed 2017-11-16
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

As of November 16, 2017, 3,347,789 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$2,086	$5,761
Restricted cash	1,014	1,238
Trade receivables	1,332	613
Real estate inventories	48,501	49,842
Fixed assets, net	329	255
Goodwill	1,702	—
Other assets, net	1,049	2,112

TOTAL ASSETS	$56,013	$59,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$8,828	$7,721
Notes payable - secured by real estate inventories, net of deferred financing charges	27,572	26,927
Notes payable - due to affiliates, unsecured, net of discount and deferred financing charges	15,078	15,866
Notes payable - unsecured, net of deferred financing charges	1,396	911
Income taxes payable	29	19

TOTAL LIABILITIES	52,903	51,444

Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY (DEFICIT)
Series C preferred stock $0.01 par value, 3,000,000 shares authorized, 579,158 and 0 shares issued and outstanding liquidation preference of $2,896 and $0 at September 30, 2017 and December 31, 2016, respectively	$442	$—
Series B preferred stock $0.01 par value, 3,000,000 shares authorized, 0 and 841,848 shares issued and outstanding liquidation preference of $0 and $4,209 at September 30, 2017 and December 31, 2016, respectively	—	1,280
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 3,347,789 and 3,035,922 issued, and outstanding, respectively	33	30
Class B common stock, $0.01 par value, 220,250 and 390,500 shares authorized, issued, and outstanding, respectively	2	4
Additional paid-in capital	177,374	176,251
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(186,545)	(184,778)

TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(11,356)	(9,875)
Non-controlling interests	14,466	18,252

TOTAL EQUITY	3,110	8,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,013	$59,821

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Revenue—homebuilding	$13,076	$12,880	$33,375	$32,102
Revenue—other	739	223	1,228	685

Total revenue	13,815	13,103	34,603	32,787
Expenses
Cost of sales—homebuilding	12,482	11,985	30,804	29,815
Cost of sales—other	846	85	1,366	329
Impairment charges and recovery, net	—	91	—	91
Sales and marketing	401	427	1,122	1,313
General and administrative	1,263	1,236	3,735	4,151
Interest and real estate tax expense	16	133	16	655

Operating loss	(1,193)	(854)	(2,440)	(3,567)
Other income, net	21	98	69	119

Loss before income tax expense	(1,172)	(756)	(2,371)	(3,448)
Income tax expense	(29)	—	(29)	(57)

Net loss	(1,201)	(756)	(2,400)	(3,505)
Net income (loss) attributable to non-controlling interests	309	290	(630)	1,174

Net loss attributable to Comstock Holding Companies, Inc.	(1,510)	(1,046)	(1,770)	(4,679)
Paid-in-kind dividends on Series B Preferred Stock	—	87	78	259
Extinguishment of Series B Preferred Stock	—	—	(1,011)	—

Net loss attributable to common stockholders	$(1,510)	$(1,133)	$(837)	$(4,938)

Basic net loss per share	$(0.45)	$(0.34)	$(0.25)	$(1.49)
Diluted net loss per share	$(0.45)	$(0.34)	$(0.25)	$(1.49)
Basic weighted average shares outstanding	3,374	3,326	3,299	3,317
Diluted weighted average shares outstanding	3,374	3,326	3,299	3,317

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,400)	$(3,505)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	876	832
Deferred income tax benefit	—	7
Depreciation expense	123	144
Earnings from unconsolidated joint venture, net of distributions	15	25
Stock compensation	238	56
Impairment charges	—	813
Changes in operating assets and liabilities:
Purchaser escrow deposits	405	42
Trade receivables	(425)	(182)
Real estate inventories	1,497	(9,953)
Other assets	796	527
Accrued interest	793	391
Accounts payable and accrued liabilities	1,046	4,560
Income taxes payable	10	21

Net cash provided by (used in) operating activities	2,974	(6,222)

Cash flows from investing activities:
Business acquisition, net of cash acquired	(582)	—
Purchase of fixed assets	(17)	(32)
Principal received on note receivable	27	26
Collateral for letters of credit	(181)	(32)

Net cash used in investing activities	(753)	(38)

Cash flows from financing activities:
Proceeds from notes payable	19,936	24,157
Payments on notes payable	(22,442)	(28,390)
Loan financing costs	(145)	(70)
Distributions to non-controlling interests	(3,156)	(4,413)
Contributions from non-controlling interests	—	5,000
Repurchase of Series C preferred stock	(89)	—
Taxes paid related to net share settlement of equity awards	—	(8)

Net cash used in financing activities	(5,896)	(3,724)

Net decrease in cash and cash equivalents	(3,675)	(9,984)
Cash and cash equivalents, beginning of period	5,761	12,448

Cash and cash equivalents, end of period	$2,086	$2,464

Supplemental cash flow information:
Interest paid, net of interest capitalized	$(686)	$(44)
Supplemental disclosure for non-cash activity:
Business acquisition notes payable	$1,710	$—
Seller’s note payable	$115	$—
Accrued liability settled through issuance of stock	$63	$43
Increase in Series B preferred stock value in connection with dividends paid in-kind	$24	$78
Conversion of Class B common stock to Class A common stock	$2	$—
Extinguishment of Series B Preferred Stock	$1,011	$—

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

Throughout these consolidated financial statements, amounts are in thousands, except per share data, number of units, or as otherwise noted.

For the three and nine months ended September 30, 2017 and 2016, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

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

As of September 30, 2017, $22.7 million of the Company’s outstanding credit facilities and project related loans mature at various periods through the end of 2017. We are in active discussions with our lenders seeking long term extensions and modifications to these loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. We are anticipating that with the successful resolution of the debt extension discussions with our lenders, capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. The Company will also continue to focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses.

Recent Developments

On July 17, 2017, JK Environmental Services, LLC, (“JK”) a newly formed, wholly owned entity by CDS Capital Management, L.C., a subsidiary of Comstock, purchased all of the business assets of Monridge Environmental, LLC for $2.3 million. JK has its principal office located in Conshohocken, Pennsylvania, and operates in Maryland, Pennsylvania, New Jersey, and Delaware. JK operates as an environmental services company, providing consulting, remediation, and other environmental services. Refer to Note 16 for further information regarding this transaction.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for one year, which would make the guidance effective for the Company’s first fiscal year beginning after December 15, 2017. Additionally, the FASB has also decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. The Company has completed its preliminary evaluation of the impact of the adoption of ASU 2014-09 for its homebuilding revenue, and believe that there will likely be no material impact to its consolidated financial statements, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. The Company is still in the process of evaluating the impact of the adoption of the standard as it pertains to the revenues from the newly formed entity, JK. The Company continues to evaluate the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its consolidated financial statements and what changes to systems and controls may be warranted. The Company expects to adopt the modified retrospective method.

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

We assessed other accounting pronouncements issued or effective during the three and nine months ended September 30, 2017 and deemed they were not applicable to us and are not anticipated to have a material effect on our consolidated financial statements.

2. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	September 30, 2017	December 31, 2016
Land and land development costs	$27,810	$33,355
Cost of construction (including capitalized interest and real estate taxes)	20,691	16,487

	$48,501	$49,842

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

The following table is a summary of warranty reserve activity which is included in ‘Accounts payable and accrued liabilities’ within the consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$282	$294	$288	$312
Additions	48	111	144	197
Releases and/or charges incurred	(58)	(46)	(160)	(150)

Balance at end of period	$272	$359	$272	$359

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest incurred and capitalized	$1,063	$811	$3,338	$2,404
Real estate taxes incurred and capitalized	64	53	243	170

Total interest and real estate taxes incurred and capitalized	$1,127	$864	$3,581	$2,574

Interest expensed as a component of cost of sales	$829	$579	$1,838	$1,285
Real estate taxes expensed as a component of cost of sales	66	64	183	165

Interest and real estate taxes expensed as a component of cost of sales	$895	$643	$2,021	$1,450

The amount of interest from entity level borrowings that we are able to capitalize in accordance with Accounting Standards Codification (“ASC”) 835 is dependent upon the average accumulated expenditures that exceed project specific borrowings. For the three and nine months ended September 30, 2017, the Company expensed $0 of interest from entity level borrowings. For the three and nine months ended September 30, 2016, the Company expensed $133 and $645, respectively, of interest from entity level borrowings.

Additionally, when a project becomes inactive or is not a qualifying entity, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period they are incurred. For the three and nine months ended September 30, 2017, the Company expensed $16 of interest and real estate taxes. For the three and nine months ended September 30, 2016, the Company expensed $0 and $10 of interest and real estate taxes.

5. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and 2016 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants are included in the diluted earnings (loss) per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

As a result of the net loss attributable to common stockholders for the three months ended September 30, 2017, approximately 23 restricted stock awards and 15 warrants were included in the computation of dilutive loss per share. As a result of the net loss attributable to common stockholders for the nine months ended September 30, 2017, approximately 29 restricted stock awards and 18 warrants were included in the computation of dilutive loss per share. For the three and nine months ended September 30, 2016, there were no anti-dilutive shares, therefore, no shares were excluded from the computation of dilutive loss per share.

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

In our Real Estate Services segment, we pursue projects in all aspects of real estate management, including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies, financing and general construction. We are able to provide a wide range of construction management and general contracting services to other property owners. Our newly formed entity, JK, also provides real estate related environmental services.

The following table includes the Company’s three reportable segments of Homebuilding, Multi-family, and Real Estate Services. The Homebuilding and Multi-family segments operate solely within the Company’s single Washington, D.C. area reportable geographic segment, while the Real Estate Services operates in the Washington, D.C., New Jersey, and Pennsylvania geographic segments.

	Homebuilding	Multi-family	Real Estate Services	Total
Three Months Ended September 30, 2017
Gross revenue	$13,076	$—	$739	$13,815
Gross profit (loss)	594	—	(110)	484
Net loss	(1,000)	—	(201)	(1,201)
Depreciation and amortization	15	—	83	98
Interest expense	—	—	16	16
Total assets	53,258	—	2,755	56,013
Three Months Ended September 30, 2016
Gross revenue	$12,880	$—	$223	$13,103
Gross profit (loss)	895	—	138	1,033
Net (loss) income	(894)	—	138	(756)
Depreciation and amortization	89	—	—	89
Interest expense	133	—	—	133
Total assets	56,427	—	148	56,575
Nine Months Ended September 30, 2017
Gross revenue	$33,375	$—	$1,228	$34,603
Gross profit (loss)	2,571	—	(138)	2,433
Net loss	(2,168)	—	(232)	(2,400)
Depreciation and amortization	125	—	126	251
Interest expense	—	—	16	16
Total assets	53,258	—	2,755	56,013
Nine Months Ended September 30, 2016
Gross revenue	$32,102	$—	$685	$32,787
Gross profit (loss)	2,287	—	356	2,643
Net (loss) income	(3,861)	—	356	(3,505)
Depreciation and amortization	144	—	—	144
Interest expense	650	—	—	650
Total assets	56,427	—	148	56,575

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs.

7. INCOME TAX

For the three and nine months ended September 30, 2017 the Company recognized income tax expense of $29, and the effective tax rate is 1%. For the three and nine months ended September 30, 2016, the Company recognized income tax expense of $0 and $57, respectively, and the effective tax rate was 2%.

The Company has not recorded any accruals related to uncertain tax positions as of September 30, 2017 and 2016. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2016 tax years remain subject to examination by federal and most state tax authorities.

At September 30, 2017 and December 31, 2016, due to the uncertainties surrounding the realization of the deferred tax assets, the Company recorded a full valuation allowance.

The Company currently has approximately $139 million in federal and state Net Operating Losses (“NOLs”), which based on current statutory tax rates, have potential fair value of approximately $54 million in tax savings. If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of September 30, 2017, the cumulative shift in ownership of the Company’s stock would not cause an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of September 30, 2017, because of the Company’s full valuation allowance on its net deferred tax assets.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At September 30, 2017 and 2016, the Company had $1.1 million and $1.4 million in outstanding letters of credit, respectively. At September 30, 2017 and 2016, the Company had $4.0 million and $4.3 million in outstanding performance bonds, respectively. No amounts have been drawn against the outstanding letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of September 30, 2017 and December 31, 2016, we had approximately $0.9 million and $0.8 million, respectively, in these escrow accounts, which are included in ‘Restricted cash’ in the accompanying consolidated balance sheets.

9. RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an affiliated entity that is wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease are as follows:

2017	$54
2018	160

Total	$214

For the three months ended September 30, 2017 and 2016, total payments made under this lease agreement were $52 and $84, respectively. For the nine months ended September 30, 2017 and 2016, total payments made under this lease agreement were $156 and $246, respectively.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended September 30, 2017 and 2016, the Company billed Comstock Asset Management, L.C. $269 and $222, respectively, for services and out-of-pocket expenses. For the nine months ended September 30, 2017 and 2016, Comstock Asset Management, L.C. was billed $757 and $684, respectively. Revenues from this arrangement are included within ‘Revenue – other’ in the accompanying consolidated statements of operations. As of September 30, 2017 and December 31, 2016, the Company was owed $91 and $132, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

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

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum capacity of up to $20 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. All of the other terms of the unsecured promissory note remained the same. The Company borrowed an additional principal loan amount of $6.2 million under the amended and restated CGF promissory note bringing the total aggregate principal amount borrowed to $16.2 million. The CGF loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. Purchasers other than CDS who purchased membership interests in CGF received warrants that represent the right to purchase an amount of shares of our Class A common stock, depending upon the investment amount. As of September 30, 2017, and December 31, 2016, there were 76 warrants issued in connection with the CGF Private Placement outstanding, representing the right to purchase shares of our Class A common stock having an aggregate fair value of $433, which was considered as a debt discount. The Company amortizes the debt discount over the three year term of the loan to interest expense. As of September 30, 2017, $11.6 million was outstanding in principal and accrued interest, net of discounts, on the CGF loan. For the three months ended September 30, 2017 and 2016, the Company made interest payments of $0.1 million and $0.4 million, respectively, on the CGF loan. For the nine months ended September 30, 2017 and 2016, the Company made interest payments on the CGF loan of $0.9 million and $1.2 million, respectively.

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

On March 22, 2017, the Company entered into a Share Exchange Agreement with the holders of the Company’s Series B Preferred Stock pursuant to which the Company exchanged 772,210 shares of the Company’s Series B Preferred Stock for 772,210 shares of the Company’s newly created Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Series B Preferred Stock, together with all accrued dividends earned through the conversion date, was retired upon re-acquisition and the fair value of the Series C Preferred Stock is recorded in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. The difference in fair value from the extinguishment of the Series B Preferred Stock and issuance of the Series C Preferred Stock of $1,011 was recorded in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2016, 17,411 and 51,848 shares of the Series B Preferred Stock, respectively, with a liquidation value of $87 and $259, respectively, were paid in-kind as dividends, and are included in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. For the nine months ended September 30, 2017, 15,663 shares of the Series B Preferred Stock with a liquidation value of $78 were paid in-kind as dividends and are included in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets.

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

Simultaneously, on December 29, 2015, the Company and CGF II entered into an unsecured revolving line of credit promissory note in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in-kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. As of September 30, 2017 and December 31, 2016, $3.5 million and $3.3 million, respectively, was outstanding in principal and accrued interest on the CGF II loan.

See Note 11 to the consolidated financial statements for a description of the Comstock VIII and Comstock X Private Placements and Note 13 to the consolidated financial statements for a description of the CGF Private Placement and the CGF II Private Placement.

10. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 in September 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest of $3. This note bears a fixed interest rate of 6% per annum. As of September 30, 2017 and December 31, 2016, the outstanding balance of the note was $75 and $103, respectively, and is included within ‘Other assets’ in the accompanying consolidated balance sheets. The interest income of $1 and $2 for the three months ended September 30, 2017 and 2016, respectively, is included in ‘Other income, net’ in the consolidated statements of operations. The interest income of $4 and $6 for the nine months ended September 30, 2017 and 2016, respectively, is included in ‘Other income, net’ in the consolidated statement of operations.

11. VARIABLE INTEREST ENTITY

Included within the Company’s real estate inventories at September 30, 2017 and December 31, 2016 are several projects that are determined to be variable interest entities (“VIEs”). These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C., and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During the nine months ended September 30, 2016, New Hampshire Ave. Ventures, LLC distributed $1.9 million to its non-controlling interest member, 6000 New Hampshire Avenue, LLC. No such distributions were made during the three and nine months ended September 30, 2017.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). In connection with the Comstock VIII Private Placement, the Company issued 15 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Operating Officer and the former Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement have been used for the construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). Proceeds of the Comstock VIII Private Placement were utilized to provide capital needed to complete the Investor VIII Projects in conjunction with project financing for the Investor VIII Projects, to reimburse the Company for prior expenditures incurred on behalf of the Investor VIII Projects, and for general corporate purposes of the Company. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. In January 2017, the Company fully redeemed the remaining equity interest of Class B Members in Comstock VIII after paying $1.9 million in distributions. During the nine months ended September 30, 2016, the Company paid distributions in the amount of $2.5 million to its non-controlling interest member.

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock IX Private Placement have been utilized (A) for the current construction of the Marrwood East project of 35 single family homes in Loudoun County Virginia, (B) to reimburse the Company for prior expenditures incurred on behalf of the Marrwood East project and (C) for general corporate purposes of the Company. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. During the three and nine months ended September 30, 2017, the Company paid distributions in the amount of $0.2 million to its non-controlling interest member. No distributions were made in 2016. Subsequent to quarter end, in October 2017, the Company paid $3.3 million, fully redeeming the remaining equity interest of the Comstock IX Class B Member. Refer to Note 17 for further discussion of this subsequent event.

In August 2016, Comstock Investors X, L.C. (“Comstock X”) entered into a subscription agreement with an accredited investor (“Comstock X Class B Member”), pursuant to which the Comstock X Class B Member purchased membership interests in Comstock X for an initial amount of $5.0 million, which is part of an aggregate capital raise of $14.5 million (the “Comstock X Private Placement”). The Comstock X Class B Member is Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, our Chief Executive Officer. In October 2016, the Comstock X Class B Member purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million. In connection with the Comstock X Private Placement, the Company issued a total of 150 warrants for the purchase of shares of the Company’s Class A common stock, having an aggregate fair value of $258. The Comstock X Member is entitled to a cumulative, preferred return of 6% per annum, compounded annually on the capital account balance. The Company has the right to repurchase the interest of the Comstock X Class B Member at any time, provided that (i) all of the Comstock X Class B Members’ interest is acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock X Class B Members’ capital account plus accrued priority return. Proceeds of the Comstock X Private Placement are being utilized (A) to provide capital needed to complete the projects known as The Townes at Totten Mews, consisting of 40 townhomes in Washington, D.C., and The Towns at 1333, consisting of 18 townhomes in the City of Alexandria, Virginia (collectively, the “Investor X Projects”), (B) to reimburse the Company for prior expenditures incurred on behalf of the Investor X Projects, and (C) for general corporate purposes of the Company. The Company evaluated Comstock X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. On June 14, 2017, the Comstock X Private Placement was amended to provide for the first $1.0 million of profit earned to be allocated first to the Company. During the nine months ended September 30, 2017, the Company paid distributions of $1.0 million to its non-controlling interest member. No distributions were made in 2016. Subsequent to quarter end, in October 2017, the Operating Agreement for Investor X was amended to increase the maximum capital raise to $19.5 million. The Company raised an additional $5.0 million through the Investor X entity. Refer to Note 17 for further discussion of this subsequent event.

The distributions to and contributions from the VIEs discussed above are included within the ‘Non-controlling interest’ in the consolidated balance sheets for the periods presented.

At September 30, 2017 and December 31, 2016, total assets of these VIEs were approximately $31.5 million and $38.1 million, respectively, and total liabilities were approximately $17.3 million and $18.5 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

12. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and periodically adjusts the carrying value for its proportionate share of earnings, losses and distributions. The carrying value of the investment is included within ‘Other assets’ in the accompanying consolidated balance sheets and our proportionate share of the earnings from the investment are included in ‘Other income, net’ in the accompanying consolidated statements of operations for the periods presented. Our share of the earnings for the three and nine months ended September 30, 2017, are $23 and $47, respectively. During the three and nine months ended September 30, 2016, our share of earnings from this joint venture was $34 and $50, respectively. During the nine months ended September 30, 2017 and 2016, the Company collected total distributions of $62 and $75, respectively, as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statement of Operations:
Total net revenue	$73	$96	$180	$186
Total expenses	27	28	87	86

Net income	$46	$68	$93	$100

Comstock Holding Companies, Inc. share of net income	$23	$34	$47	$50

13. CREDIT FACILITIES

Notes payable consisted of the following:

	September 30, 2017	December 31, 2016
Construction revolvers	$8,305	$6,429
Development and acquisition notes	14,719	16,278
Mezzanine notes	1,472	1,424
Line of credit	2,132	2,929
Secured-other	1,100	—

Total secured notes	27,728	27,060
Deferred financing charges, net of amortization	(156)	(133)

Net secured notes	27,572	26,927
Unsecured financing, net of unamortized deferred financing charges of $72 and $121	1,396	911
Notes payable, unsecured, net of $1.9 million and $2.1 million discount and unamortized deferred financing charges, respectively	15,078	15,866

Total notes payable	$44,046	$43,704

As of September 30, 2017, maturities and/or curtailment obligations of all borrowings are as follows:

2017	$22,713
2018	13,958
2019	5,543
2020	122
2021 and thereafter	1,710

Total	$44,046

As of September 30, 2017, the Company had $22.7 million of its credit facilities and project related loans scheduled to mature during the remainder of 2017, and we are in active discussions with our lenders seeking long-term extensions.

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

As of September 30, 2017, and December 31, 2016, the Company had secured construction revolving credit facilities with a maximum loan commitment of $24.8 million and $26.6 million, respectively. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of September 30, 2017, and December 31, 2016, the Company had approximately $16.5 million and $20.2 million, respectively, of unused construction loan commitments. The Company had $8.3 million and $6.4 million of outstanding construction borrowings as of September 30, 2017 and December 31, 2016, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At September 30, 2017 and December 31, 2016, the weighted average interest rate on the Company’s outstanding construction revolving facilities was 4.8% and 4.6% per annum, respectively. The construction credit facilities have maturity dates ranging from October 2017 to March 2019, including extensions subject to the Company meeting certain conditions. Subsequent to September 30, 2017, $0.5 million of the outstanding construction revolving credit facilities matured. We are in active discussions with the lender to secure an extension on this borrowing.

As of September 30, 2017, and December 31, 2016, the Company had approximately $28.5 million and $27.8 million, respectively, of aggregate acquisition and development maximum loan commitments of which $14.7 million and $16.3 million, respectively, were outstanding. These loans have maturity dates ranging from November 2017 to March 2019, including extensions subject to certain conditions, and bear interest at a rate based on LIBOR and prime rate pricing options, with interest rate floors ranging from 4.75% to 12.0% per annum. As of September 30, 2017, and December 31, 2016, the weighted average interest rate was 6.5% and 5.2% per annum, respectively.

As of September 30, 2017, the Company had one mezzanine loan that is being used to finance the development of the Momentum | Shady Grove project. The maximum principal commitment amount of this loan was $1.1 million, of which $1.2 million and $1.4 million of principal and accrued interest was outstanding at September 30, 2017 and December 31, 2016, respectively. This financing carries an annual interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. This financing has a maturity date of December 31, 2017 and is guaranteed by the Company and our Chief Executive Officer.

Line of credit – secured

At September 30, 2017 and December 31, 2016, the Company had a secured revolving line of credit with a maximum capacity of $3.0 million, of which $2.1 million and $2.9 million, respectively, were outstanding at September 30, 2017 and December 31, 2016. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ in the Washington, D.C. metropolitan area and guaranteed by our Chief Executive Officer. The Company uses this line of credit to finance the predevelopment related expenses and deposits for current and future projects and bears a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. This line of credit calls for the Company to adhere to financial covenants, as defined in the loan agreement such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA measured on an annual basis and matures on December 31, 2017. The Company obtained a waiver from the financial institution for not meeting the minimum liquidity measure as of September 30, 2017, but it was in compliance with the minimum net worth requirement as dictated by the line of credit agreement as of September 30, 2017.

Secured – other

As of September 30, 2017, the Company had one secured loan related to the newly created entity, JK, with an outstanding balance of $1.1 million. This financing carries a fixed interest rate of 6.0%, and has a maturity date of October 17, 2022. This financing is secured by the assets of JK and is guaranteed by our Chief Executive Officer.

Unsecured financing

As of September 30, 2017, and December 31, 2016, the Company had $0.7 million and $1.0 million, respectively, in outstanding balances under a 10-year unsecured note with a bank. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 2.2%. At September 30, 2017 and December 31, 2016, the interest rate was 3.4% and 2.9% per annum, respectively. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

As of September 30, 2017, the Company had two unsecured seller-financed promissory notes with outstanding balances totaling $0.7 million. The first note, in the amount of $0.1 million, carries an annual interest rate of the prime rate plus 5%. This financing has a maturity date of February 27, 2020, and is guaranteed by our Chief Executive Officer. As of September 30, 2017, the interest rate was 9.3%. The second note, resulting from the newly created entity, JK, on July 17, 2017, has an outstanding balance of $0.6 million as of September 30, 2017. This financing carries an annual interest rate of LIBOR plus 3% and has a maturity date of July 17, 2022. See Note 16 for further discussion of the business acquisition.

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

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term (the “Original Promissory Note”). On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. The loan bears interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The loan will be used by the Company (i) to finance the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, (iii) to repay all or a portion of the Company’s project mezzanine loans, and (iv) for general corporate purposes. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $11.6 million and $11.3 million of outstanding borrowings under the CGF loan, net of discounts, as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the interest rate was 11.0% and 10.4% per annum, respectively. For the three months ended September 30, 2017 and 2016, the Company made interest payments of $0.1 million and $0.4 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company made interest payments of $0.9 million and $1.2 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company made principal payments to CGF of $1.5 million and $1.6 million, respectively. Subsequent to the September 30, 2017 quarter end, the Company extended the CGF loan to April 16, 2018.

Comstock Growth Fund II

On December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The funds obtained from the loan are being used by the Company (i) to capitalize the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, and (iii) for general corporate purposes. As of September 30, 2017 and December 31, 2016, $3.5 million and $3.3 million, respectively, was outstanding in principal and accrued interest under the CGF II loan.

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

	September 30, 2017	December 31, 2016
Carrying amount	$44,046	$43,704
Fair value	$43,579	$44,986

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

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

The Company did not issue restricted stock awards during the three months ended September 30, 2017. During the nine months ended September 30, 2017, the Company issued 192 thousand stock options and 245 thousand restricted stock awards to employees. No stock options or restricted stock awards were issued during the three and nine months ended September 30, 2016.

Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Real estate inventories - Assets	$17	$4	$41	$13
General and administrative - Expenses	116	15	238	56

	$133	$19	$279	$69

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

As of September 30, 2017, the weighted-average remaining contractual term of unexercised stock options was 7 years. As of September 30, 2017 and December 31, 2016, there was $0.6 million and $0.1 million, respectively, of unrecognized compensation cost related to stock grants.

16. BUSINESS ACQUISITION

On July 17, 2017, JK Environmental Services, LLC, (“JK”) an entity wholly owned by CDS Capital Management, L.C., a subsidiary of Comstock, purchased all of the business assets of Monridge Environmental, LLC for $2.3 million. The acquisition was consummated as part of the Company’s efforts to expand its footprint in the real estate services market. JK has its principal office located in Conshohocken, Pennsylvania, and operates in Maryland, Pennsylvania, New Jersey, and Delaware. JK operates as an environmental services company, providing consulting, remediation, and other environmental services. JK’s operations since the date of acquisition are included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2017.

Based on an evaluation of the provisions of Accounting Standards Codification Topic 805, Business Combinations, (“ASC 805”), JK Environmental Services, LLC was determined to be the acquirer for accounting purposes. The table below summarizes the provisional purchase price allocation based on the estimated fair value of net assets acquired assumed at the date of acquisition. The purchase price allocation is provisional pending completion of the fair value analysis of the acquired assets and liabilities assumed:

ASSETS
Net Working Capital	$141
Net Fixed Assets	180
Intangible Assets (1)	268
Goodwill (2)	1,702

Total Purchase Price	$2,291

(1)	Intangible assets include a non-compete agreement and customer relationships. The amortization period for these intangible assets is one year for the noncompete agreement; and four years for the customer relationships.
(2)	Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the acquisition date, goodwill consisted primarily of synergies resulting from the combination, expected expanded opportunities for growth and production, and savings in corporate overhead costs.

17. SUBSEQUENT EVENTS

On October 10, 2017, the Company extended its note payable with Comstock Growth Fund I. This loan had an initial maturity date of October 17, 2017 and the extension provides for a maturity date of April 16, 2018. As of September 30, 2017, the Company had $11.6 million of outstanding principal and interest, net of discounts under this facility.

On October 13, 2017, Comstock Investors X, L.C. amended its Operating Agreement to increase the amount of the aggregate capital raise to $19.5 million. On October 19, 2017, Comstock Investors X received proceeds of $5.0 million under the amended Operating Agreement to be used for the planned construction of the Company’s Totten Mews, Towns at 1333, Richmond Station, and Marrwood East projects. As part of this private placement, 50,000 warrants were issued for the purchase of Class A Common Stock at a strike price of $1.73 per share.

On October 16, 2017, the Company redeemed the remaining equity interest of the Comstock IX Class B Members by paying $3.3 million, representing final priority returns and capital return.

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

Cautionary Notes Regarding Forward-looking Statements

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “likely,” “intend,” “expect,” “will,” “should,” “seeks” or other similar words or expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply specifically to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation: general economic and market conditions, including interest rate levels; our ability to service our debt; inherent risks in investment in real estate; our ability to compete in the markets in which we operate; economic risks in the markets in which we operate, including actions related to government spending; delays in governmental approvals and/or land development activity at our projects; regulatory actions; our ability to maintain compliance with stock market listing rules and standards; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates. Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our actual results could differ materially from these projected or suggested by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

Overview

We are a multi-faceted real estate development and services company. We have substantial experience with building a diverse range of products, including multi-family homes, single-family homes, townhouses, mid-rise condominiums, high-rise multi-family condominiums and mixed-use (residential and commercial) developments. We operate our business through three segments: Homebuilding, Multi-family, and Real Estate Services as further discussed in Note 6 to the consolidated financial statements. Our homebuilding activities are currently focused in the Washington, D.C. metropolitan area, which is the sixth largest metropolitan statistical area in the United States, while our Real Estate Services activities are currently focused in the New Jersey, Pennsylvania, and Washington, D.C. metropolitan areas.

We are currently operating, or developing in multiple counties throughout the Washington, D.C. area market. The following table summarizes certain information for our owned or controlled communities as of September 30, 2017:

	Pipeline Report as of September 30, 2017
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (8)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	38	—	—	—	—	$747
Townes at the Hampshires (3)	DC	TH	73	73	—	—	—	—	$551
Estates at Falls Grove	VA	SF	19	19	—	—	—	—	$545
Townes at Falls Grove	VA	TH	110	110	—	—	—	—	$304
Townes at Shady Grove Metro	MD	TH	36	27	—	9	—	9	$583
Townes at Shady Grove Metro (4)	MD	SF	3	3	—	—	—	—	$—
Momentum | Shady Grove Metro (5)	MD	Condo	110	—	—	110	—	110	$—
Estates at Emerald Farms	MD	SF	84	84	—	—	—	—	$426
Townes at Maxwell Square	MD	TH	45	45	—	—	—	—	$421
Townes at Hallcrest	VA	TH	42	42	—	—	—	—	$465
Estates at Leeland	VA	SF	24	11	2	11	—	13	$451
Villas | Preserve at Two Rivers 28’	MD	TH	6	6	—	—	—	—	$458
Villas | Preserve at Two Rivers 32’	MD	TH	10	10	—	—	—	—	$504
Marrwood East (7)	VA	SF	35	13	16	6	—	22	$638
Townes at Totten Mews (6)	DC	TH	40	5	3	32	—	35	$540
The Towns at 1333	VA	TH	18	2	—	16	—	16	$948
The Woods at Spring Ridge	MD	SF	21	1	6	14	—	20	$674
Solomons Choice	MD	SF	56	—	—	56	—	56	$—
Townes at Richmond Station	VA	TH	104	—	—	104	—	104	$—
Condominiums at Richmond Station	VA	MF	54	—	—	54	—	54	$—

Total			928	489	27	412	—	439

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program; not considered a separate community.
(5)	16 of these units are subject to statutory moderately priced dwelling unit program.
(6)	5 of these units are subject to statutory affordable dwelling unit program.
(7)	1 of these units is subject to statutory affordable dwelling unit program.
(8)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Results of Operations

Three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016

Settlements, orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements, and backlog for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross new orders	14	21	76	93
Cancellations	2	3	12	7
Net new orders	12	18	64	86
Gross new order revenue	$8,075	$9,249	$38,612	$40,690
Cancellation revenue	$752	$1,462	$5,820	$3,025
Net new order revenue	$7,323	$7,787	$32,792	$37,665
Average gross new order price	$577	$440	$508	$438
Settlements	24	33	72	76
Revenue - homebuilding	$13,076	$12,880	$33,375	$32,102
Gross margin - homebuilding	4.5%	7.0%	7.7%	7.0%
Average settlement price	$545	$390	$464	$422
Backlog units	27	35	27	35
Backlog revenue	$16,369	$16,421	$16,369	$16,421
Average backlog price	$606	$469	$606	$469

Revenue – homebuilding

Revenue from homebuilding increased by $0.2 million to $13.1 million for the three months ended September 30, 2017 as compared to $12.9 million revenue for the three months ended September 30, 2016. For the three months ended September 30, 2017, the Company settled 24 units (8 units at Marrwood, 1 unit at Emerald Farm, 1 unit at Leeland, 1 unit at The Towns at 1333, 7 units at Falls Grove, 1 unit at The Woods at Spring Ridge, and 5 units at Totten Mews), as compared to 33 units (19 units at Falls Grove, 4 units at Maxwell Square, 1 unit at Two Rivers, and 9 units at Hallcrest) for the three months ended September 30, 2016. Our homebuilding gross margin percentage for the three months ended September 30, 2017 decreased by 2.4% to 4.5%, as compared to 6.9% for the three months ended September 30, 2016.

Revenue from homebuilding increased by $1.3 million to $33.4 million for the nine months ended September 30, 2017 as compared to $32.1 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the Company settled 72 units (31 units at Falls Grove, 12 units at Marrwood, 6 units at Emerald Farm, 6 units at Hallcrest, 6 units at Leeland, 1 unit at Shady Grove, 2 units at Two Rivers, 5 units at Totten Mews, 2 units at The Towns at 1333, and 1 unit at The Woods at Spring Ridge), as compared to 76 units (4 units at The Hampshires, 29 units at Falls Grove, 13 units at Maxwell Square, 8 units at Two Rivers, 20 units at Hallcrest, and 2 units at the Estates at Leeland), for the nine months ended September 30, 2016. Our homebuilding gross margin percentage for the nine months ended September 30, 2017 was 7.7%, an increase of 0.6% as compared to 7.1% for the nine months ended September 30, 2016. The overall increase noted in gross margins was mainly the result of the continued effort by the Company to reduce construction and other related costs.

Gross new order revenue, consisting of revenue from all units sold, for the three months ended September 30, 2017 was $8.1 million on 14 units as compared to $9.2 million on 21 units for the three months ended September 30, 2016. Gross new order revenue, consisting of revenue from all units sold, for the nine months ended September 30, 2017 was $38.6 million on 76 units as compared to $40.7 million on 93 units for the nine months ended September 30, 2016. Net new order revenue, representing revenue for all units sold less cancellations, for the three months ended September 30, 2017 was $7.3 million on 12 units as compared to $7.8 million on 18 units for the three months ended September 30, 2016. Net new order revenue, representing revenue for all units sold less cancellations, for the nine months ended September 30, 2017 was $32.8 million on 64 units as compared to $37.7 million on 86 units for the nine months ended September 30, 2016. The decreases are attributable to the number and mix of homes sold.

Revenue – other

Revenue – other increased $0.5 million to $1.2 million for the nine months ended September 30, 2017 as compared to $0.7 million for the nine months ended September 30, 2016. Revenue – other increased $0.5 million to $0.7 million for the three months ended September 30, 2017 as compared to $0.2 million for the three months ended September 30, 2016. The increase in both periods was directly attributable to the acquisition of Monridge Environmental, LLC, by the newly created entity, JK Environmental, LLC (“JK”) in July 2017. The revenues generated from this entity were approximately $0.5 million for the three and nine months ended September 30, 2017. There were no similar acquisitions or revenue components during the three and nine months ended September 30, 2016.

Cost of sales – homebuilding

Cost of sales – homebuilding increased by $0.5 million to $12.5 million during the three months ended September 30, 2017, as compared to $12.0 million during the three months ended September 30, 2016. Cost of sales – homebuilding increased by $1.0 million to $30.8 million during the nine months ended September 30, 2017, as compared to $29.8 million during the nine months ended September 30, 2016. The increase noted was primarily attributable to the number of units settled and the mix of homes settled during the three and nine months ended September 30, 2017.

Cost of sales – other

Cost of sales – other increased by $0.7 million to $0.8 million during the three months ended September 30, 2017, as compared to $0.1 million during the three months ended September 30, 2016. Cost of sales – other increased by $1.1 million to $1.4 million during the nine months ended September 30, 2017, as compared to $0.3 million during the nine months ended September 30, 2016. The increase primarily relates to our new initiatives within our real estate services segment to expand our footprint in the real estate consulting and environmental study fields which includes the acquisition of Monridge Environmental, LLC by JK during the three months ended September 30, 2017.

Sales and marketing

Selling and marketing expenses for the three months ended September 30, 2017 and the three months ended September 30, 2016 was $0.4 million. Selling and marketing expenses for the nine months ended September 30, 2017 decreased by $0.2 million to $1.1 million, as compared to $1.3 million for the nine months ended September 30, 2016. The decrease is attributable to continued benefit from the cost saving measures.

General and administrative

General and administrative expenses for the three months ended September 30, 2017 increased by $0.1 million to $1.3 million, as compared to $1.2 million for the three months ended September 30, 2016. General and administrative expenses for the nine months ended September 30, 2017 decreased by $0.5 million to $3.7 million, as compared to $4.2 million for the nine months ended September 30, 2016. The year-over-year decrease is attributable to attrition in employee head count and general overhead cost saving measures.

Income taxes

For the three and nine months ended September 30, 2017, the Company recognized income tax expense of $29, and the effective tax rate is 1%. For the three and nine months ended September 30, 2016, the Company recognized income tax expense of $0 and $57, respectively; and as of September 30, 2016 the effective tax rate was 2%.

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

As of September 30, 2017, $22.7 million of the Company’s outstanding credit facilities and project related loans mature at various periods through the end of 2017. We are in active discussions with our lenders seeking long term extensions and modifications to these loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. We are anticipating that with the successful resolution of the debt extension discussions with our lenders, capital raises from our recent private placement, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. The Company will also continue to focus on its cost structure in an effort to conserve cash and manage expenses. Such actions may include cost reductions and/or deferral arrangements with respect to current operating expenses.

See Note 11 and Note 13 to the accompanying consolidated financial statements for details on private placement offerings and for more details on our credit facilities, respectively.

Cash Flow

Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2017 compared to the net cash provided by operating activities of $0.6 million for the nine months ended September 30, 2016. The $3.3 million net cash provided by operations during the nine months ended September 30, 2017 was primarily attributable to increases in accounts payable of $1.0 million, $1.5 million of releases of inventories associated with units settled, increases in accrued interest of $0.8 million, the amortization of loan discounts and other financing fees of $0.9 million, the issuances of $0.2 million of stock compensation, and the increases of $0.8 million of other assets, mainly attributable to the acquisition of Monridge Environmental, LLC, offset by the net loss of $2.4 million. The $6.2 million net cash used by operations during the nine months ended September 30, 2016 was primarily attributable to $10.0 million of inventory acquired, primarily related to the acquisition of three properties during the three months ended September 30, 2016, coupled with a net operating loss of $3.5 million. These were offset by the amortization of loan discounts and other financing fees of $0.8 million, increases in prepaid projects costs of $0.5 million, increases in accrued interest of $0.4 million, and increases in accounts payable and other accrued liabilities of $4.6 million.

Net cash used in investing activities was $0.8 million for the nine months ended September 30, 2017. This was primarily attributable to the cash paid for the acquisition of Monridge Environmental, LLC of $0.6 million and the decrease in collateral for letters of credit for $0.2 million. Net cash used in investing activities was immaterial for the nine months ended September 30, 2016.

Net cash used in financing activities was $5.9 million for the nine months ended September 30, 2017. This was primarily attributable to the distributions of $1.9 million to the Comstock Investor VIII Class B Members to fully redeem their equity interest and a distribution to the Comstock Investor X Class B Members of $1.0 million, along with the pay downs on notes payable of $22.4 million, offset by borrowings of $19.9 million. Net cash used in financing activities was $3.7 million for the nine months ended September 30, 2016. This was primarily attributable to the distributions of $1.9 million to the New Hampshire Avenue non-controlling interest member, the distributions of $2.5 million to the Comstock Investors VIII Class B Members, along with the pay downs on notes payable of $28.4 million, offset by borrowings of $34.2 million, and a contribution of $5.0 million from the Comstock Investors X Class B Member.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 from those disclosed in Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The descriptions of the offerings related to Comstock Investors VII, L.C., Comstock Investors VIII, L.C. and Comstock Investors X, L.C. in Notes 11 and 17, and the description of the offering related to Comstock Growth Fund in Note 13 to the accompanying consolidated financial statements are hereby incorporated by reference. The shares of our Class A common stock, the membership interests and the warrants, as applicable, were offered and sold to purchasers in such offerings in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act and the certificates representing the securities shall bear legends to that effect. The shares of our Class A common stock, the membership interests, the warrants and the shares of our Class A common stock issuable upon the exercise of the warrants have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on March 27, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.4	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2016).

3.5	Certificate of Designation of Series C Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 22, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

10.61*	Asset Purchase Agreement, dated July 14, 2017, between CDS Capital Management, L.C., and Monridge Environmental, LLC.

10.62*	Amendment to the Operating Agreement, dated October 13, 2017, between Comstock Investors X, L.C. and Comstock Development Services, L.C.

10.63*	Form of Warrant, dated October 13, 2017, between Comstock Investors X, L.C. and Comstock Development Services, L.C.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 16, 2017	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2017	By:	/S/ CHRISTOPHER L. CONOVER
Christopher L. Conover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)