Form 10-K
period 2017-12-31
Comstock Holding Companies, Inc.
filed 2018-04-20
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price of the registrant’s common equity on the Nasdaq Capital Market (“NASDAQ”) on June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $3,472,127. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of April 20, 2018, there were 3,374,461 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and 220,250 shares of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders or Annual Report on Form 10-K, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOLDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

Financial information for each of our reportable segments is included in Note 2 to our consolidated financial statements.

Throughout this annual report on Form 10-K, amounts in thousands, except per share data, number of units, or as otherwise noted.

Overview

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted real estate development and services company primarily focused in the mid-Atlantic region of the United States. In 2018, the Company has made a strategic decision to transform its operational platform from for sale production homebuilding to asset management, commercial development and complementary real estate related services. Moving forward, the Company will operate through two primary real estate focused platforms – CDS Asset Management, LC (“CAM”) and Comstock Real Estate Services, LC (“CRES”). Concurrently, the Company intends to wind down its on-balance sheet production homebuilding. References in this Annual Report on Form 10-K to “Comstock,” “Company”, “CAM”, “CRES”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Available Information

We make available, as soon as reasonably practicable, on our website, www.comstockcompanies.com, all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports can be found on the “Investor Relations” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in XBRL format), current reports on Form 8-K, proxy statements and amendments to such reports. In addition to our SEC filings, our corporate governance documents, including our Code of Ethics for the Chief Executive Officer and senior financial officers and Code of Conduct applicable to all employees and directors are available on the “Investor Relations” page of our website under “Corporate Governance.”

Our principal executive offices are located at 1886 Metro Center Drive, 4th Floor, Reston, Virginia 20190 and our telephone number is (703) 883-1700. Information on or linked to our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

Our Business Strategy

Our business strategy to transition to a full-service asset manager and real estate services company involves the initial integration of our existing homebuilding operating platform with the commercial development operating platform of the Chief Executive Officer’s private company and thereafter to grow our assets under management and expand our service based relationships. To anchor our new business focus, on March 30, 2018, the Company entered into an initial Master Asset Management Agreement (“AMA”) effective January 2, 2018, through its CAM subsidiary, with Comstock Development Services, LC (“CDS”), an entity wholly owned by the Chief Executive Officer of the Company. Under the AMA, CDS will pay CAM an annual cost-plus fee in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to CDS’ private portfolio pursuant to the AMA, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000 (the “Annual Fee”). In connection with the execution of the AMA, CDS paid CAM a deposit in the aggregate amount of $2,500,000 pursuant to the Agreement that will be credited against the Annual Fee to be paid to CAM in accordance with the Agreement. The initial term of the Agreement will terminate on December 31, 2022 (“Initial Term”). The Agreement will automatically renew for successive additional one-year terms (each an “Extension Term”) unless CDS delivers written notice of non-renewal of the Agreement at least 180 days prior to the termination date of the Initial Term or any Extension Term.

Entering into the initial AMA is part of the Company’s strategic plan to transform its business model from for-sale homebuilding to asset management and commercial development. In addition to the AMA, CRES continues to organically grow and pursue acquisitions of businesses and assets that provide supply chain services to assets under management pursuant to AMA as well as to unrelated third parties in the areas of environmental consulting, mortgage brokerage, and capital market services.

We believe that we have several strengths that distinguish our updated business strategy:

•	Revenue Base. Our revenues are primarily from recurring fees earned under the AMA, operations of CRES businesses and acquisitions and the buildout of the remaining projects under the homebuilding platform. The AMA provides a reliable source of revenue and cashflow to cover the Company’s operating expenses, positioning the Company to enhance bottom line results and growth.

•	Management Services. Our experienced asset management team provides management services to a wide range of real estate assets and businesses that include a variety of commercial real estate uses, including apartments, hotels, office buildings, commercial garages, leased lands, retail stores, mixed-use developments, and urban transit oriented developments. We have significant experience with construction, development, property and asset management services. The properties and businesses we currently manage are located primarily along the Dulles Corridor section of the Washington DC Metro Silver Line in Fairfax and Loudoun Counties.

•	Real Estate Services. Our experienced real estate services based management team provides a wide range of real estate services in the areas strategic corporate planning, capital markets, brokerage services, and environmental and design based services. Our environmental services group provides consulting, environmental studies, remediation services and provide site specific solutions for any project that may have an environmental impact, from environmental due diligence to site-specific assessments and remediation. This business line not only allows us to generate positive fee income from our highly qualified personnel but also serves as a potential catalyst for joint venture and acquisition opportunities.

•	Homebuilding. We will continue to develop, construct, and build out the Company’s existing homebuilding projects (more particularly identified below); the winding down of this on balance sheet business segment being largely accomplished by the last quarter of 2018 or the first quarter of 2019. We anticipate residual land development activities and finished lot sales to regional or national homebuilders continuing beyond 2019 and the Company may engage in homebuilding activities from time to time if self-performance of our residual lot pipeline is deemed the best financial alternative. Any future homebuilding activities is expected to be provided off balance sheet on an asset management basis.

•	Quality and Depth of Management. We have a highly qualified and experienced management team providing a broad base of deep expertise and a proven track record to our clients. The combination of the new platforms leverage the diverse capabilities and relationships of the management teams of two companies developed over more than thirty years.

•	Alignment of Interests. We believe our new business strategy fosters a strong economic alignment of interests with our shareholders due to our Chief Executive Officer’s large economic interest in the Company and in the portfolio being managed by the initial AMA. Additionally, the integration of the two operating platforms provides opportunities for additional operational efficiencies and management alignment.

These business units work in concert to leverage the collective skill sets of our organization. The talent and experience of our personnel allows workflow flexibility and a multitasking approach to managing various projects. We believe that our business network in the mid-Atlantic market provides us with a competitive advantage in sourcing and executing investment opportunities.

Our Operations

We believe that we are properly staffed for current market conditions and that we have the ability to manage growth as market conditions warrant. Our operations are focused mainly in the mid-Atlantic region, where we believe our over 30 years of experience provides us the best opportunity to enhance stockholder value.

Our Managed Communities

Reston Station. Reston Station is among the largest mixed-use, transit oriented developments in the Washington, D.C. region. Located at the terminus of phase I of Metrorail’s Silver Line, Reston Station is already home to more than 1,000 residents, numerous businesses, multiple retail establishments, and several restaurants. With more than 1 million square feet of completed and stabilized buildings, more than 2 million square feet of additional development in various states of entitlement, development and construction, and a 3,500-space underground parking garage and transit facility adjacent to the Wiehle Reston-East Metro Station, the Company is providing a wide variety of its real estate management services to the project under the AMA. For more information about Reston Station, visit: www.RestonStation.com.

Loudoun Station. Loudoun Station represents Loudoun County’s first Metrorail connected development and has approximately 700,000 square feet of mixed-use development completed, including hundreds of rental apartments, approximately 150,000 square feet of retail, restaurants, and entertainment venues, 50,000 square feet of Class-A office space, and a 1,500-space commuter parking garage. Loudoun Station represents Loudoun County’s beginning transformation into a transit connected community with direct metro rail connectivity to Dulles International Airport, Reston, Tysons Corner, and downtown Washington, D.C. Located at the terminus of Metrorail’s Silver Line and with more than 2 million square feet of additional development stated for Loudoun Station; construction of its next phase of apartments and commercial space will commence in the second quarter of 2018, with the Company providing a variety of its real estate management services to the project under the AMA. For more information about Loudoun Station, visit: www.LoudounStation.com.

Herndon. On November 1, 2017, a subsidiary of CDS entered into an agreement to acquire, develop, and construct a mixed-use project in downtown Town of Herndon. The project upon completion is anticipated to consist of approximately 500,000 square feet of mixed use development. The Company will provide a variety of its real estate management services to the project under the AMA.

Shady Grove Metro. Commencing in the 2nd quarter of 2018, we intend to convey 110 multifamily dwelling units in Rockville, Maryland adjacent to the Shady Grove metro rail station to a joint venture. Thereafter, the Company will provide a variety of real estate management services to the project.

Our Recent Acquisitions to Perform Services

On July 17, 2017, JK Environmental Services, LLC (“JK”), an entity wholly owned by CDS Capital Management, L.C., a subsidiary of the Company, purchased all of the business assets of Monridge Environmental, LLC pursuant to an Asset Purchase Agreement dated July 14, 2017 for a purchase price of Two Million Forty Thousand Dollars ($2,040,000). JK has its principal office located in Conshohocken, Pennsylvania, and operates in Maryland, Pennsylvania, New Jersey, and Delaware. JK will continue to operate as an environmental services company, providing consulting, remediation, and other environmental services to its clients.

Our Developed Communities

We are currently operating, or developing homebuilding projects in multiple counties throughout the Washington, D.C. market. The following table summarizes certain information for our owned or controlled communities as of December 31, 2017:

	Pipeline Report as of December 31, 2017
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (8)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date (in 000’s)
City Homes at the Hampshires	DC	SF	38	38	—	—	—	—	$747
Townes at the Hampshires (3)	DC	TH	73	73	—	—	—	—	$551
Estates at Falls Grove	VA	SF	19	19	—	—	—	—	$545
Townes at Falls Grove	VA	TH	110	110	—	—	—	—	$304
Townes at Shady Grove Metro	MD	TH	36	27	—	9	—	9	$583
Townes at Shady Grove Metro (4)	MD	SF	3	3	—	—	—	—	$—
Momentum | Shady Grove Metro (5)	MD	Condo	110	—	—	110	—	110	$—
Estates at Emerald Farms	MD	SF	84	84	—	—	—	—	$426
Townes at Maxwell Square	MD	TH	45	45	—	—	—	—	$421
Townes at Hallcrest	VA	TH	42	42	—	—	—	—	$465
Estates at Leeland	VA	SF	24	12	1	11	—	12	$451
Villas | Preserve at Two Rivers 28’	MD	TH	6	6	—	—	—	—	$458
Villas | Preserve at Two Rivers 32’	MD	TH	10	10	—	—	—	—	$504
Marrwood East (6)	VA	SF	35	19	11	5	—	16	$641
Townes at Totten Mews (7)	DC	TH	40	11	1	28	—	29	$558
The Towns at 1333	VA	TH	18	4	2	12	—	14	$935
The Woods at Spring Ridge	MD	SF	21	3	4	14	—	18	$692
Solomons Choice	MD	SF	56	—	1	55	—	56	$621
Townes at Richmond Station	VA	TH	104	—	—	—	104	104	$—
Condominiums at Richmond Station	VA	MF	54	—	—	—	54	54	$—

Total			928	506	20	244	158	422

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium and “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program.
(5)	16 of these units are subject to statutory moderately priced dwelling unit program.
(6)	1 of these units is subject to statutory affordable dwelling unit program.
(7)	5 of these units are subject to statutory inclusionary zoning program.
(8)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Northern Virginia Market

The Estates at Falls Grove and The Townes at Falls Grove projects are located in northern Prince William County near Centreville, Virginia. The properties were developed as 19 single family homes and 110 condominium townhouses. We closed on all 19 single family homes and 110 condominium townhomes as of September 2017.

The Townes at Hallcrest is a community located in Sterling, Virginia. The property was developed as 42 townhomes. We closed on all 42 townhome units as of February 2017.

The Estates at Leeland is a community located in Fredericksburg, Virginia. The property is being developed as 24 single-family units. As of December 31, 2017, we have closed on 12 units and have 1 unit in backlog. We intend to sell the remaining unsold lots to a homebuilder under a third party land purchase agreement.

Marrwood East is a residential project in Loudoun County, Virginia. The property is being developed as 35 single-family units. We are actively selling in this community and as of December 31, 2017, we have closed on 19 units and have 11 units in backlog.

The Towns at 1333 is a community located in Alexandria, Virginia. The property is being developed as 18 condominium townhome units in this community. We are actively selling in this community and as of December 31, 2017, we have closed on 4 units and have 2 units in backlog.

The Townes at Richmond Station and the Condominiums at Richmond Station are projects located in Prince William County, Virginia. We currently plan to develop 104 townhomes and 54 multi-family lots on this site to sell and deliver to third party homebuilders under land purchase option agreements. Development is expected to commence in Spring 2018.

Maryland

The Estates at Emerald Farms consists of 84 finished single-family lots that we own in a large development of single-family homes in Frederick, Maryland. We closed on all 84 homes as of July 2017.

The Townes at Shady Grove Metro and Momentum | Shady Grove are residential projects in Rockville, Maryland, adjacent to the Shady Grove metro rail station. The projects will be developed as 36 upscale townhomes, 3 single-family homes, and 110 multifamily dwelling units. As of December 31, 2017, we have closed on 30 units, including the 3 single-family units. We are currently processing building permits for the multifamily units.

The Villas | Preserve at Two Rivers 28’ and Villas | Preserve at Two Rivers 32’ projects are active adult communities in Anne Arundel County, Maryland. We constructed a total of 16 villas in these communities. We closed on all 16 units as of April 2017.

The Woods at Spring Ridge is a residential project in Frederick, Maryland. The property is being developed as 21 single-family units. We are actively selling in this community and as of December 31, 2017, we have closed on 3 units and we have 4 units in backlog.

Solomons Choice is a residential project located in Anne Arundel County, Maryland. The property is being developed as 56 single-family units. We are actively selling in this community and as of December 31, 2017, we have 1 unit in backlog.

District of Columbia

The Townes at Totten Mews are located in the Northeast quadrant of Washington, D.C. This property is being developed as 40 townhome units. We are actively selling in this community and as of December 31, 2017, we have closed on 11 units and there was 1 unit in backlog.

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

Land/Lot Acquisition and Inventory Management

While the Company is transitioning away from homebuilding as a primary revenue source, the Company and its subsidiaries continue to have ongoing homebuilding operations. Historically, we directly acquire almost all of our land and lot positions. We are currently a party to a number of joint ventures, all of which are consolidated in our financial statements.

For our ongoing homebuilding communities, we attempt to mitigate our exposure to real estate inventory risks by:

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

Going forward, the Company does not intend to acquire new homebuilding projects on balance sheet and will limit its role to providing a variety of asset management services to homebuilding projects owned by third parties and such projects will not be consolidated on our financial statements.

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

Quality Control

We provide our single-family and townhouse home buyers with a one-year limited warranty covering workmanship and materials. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that all home buyers agree to the definitions and procedures set forth in the warranty. Typically, we provide our condominium home buyers with a two-year limited warranty, or as required by statute. In addition, we periodically provide structural warranty of longer durations pursuant to applicable statutory requirements. From time to time, we assess the appropriateness of our warranty reserves and adjust accruals as necessary. Based on historical experience and when deemed appropriate by us, we may accrue additional warranty reserves. We require our general contractors and sub-contractors to warrant the work they perform and they are contractually obligated to correct defects in their work that arise during the applicable warranty period. We seek to minimize our risk associated with warranty repairs through our quality assurance program and by selecting contractors with good reputations, sufficient resources and adequate insurance. It is typical that there is a gap in the warranty coverage provided by contractors and by home builders, which we have self-insured in the past. It is our experience that the warranty claims which we have self-insured have not been significant in nature, but we periodically obtain additional insurance to protect against this unquantifiable risk.

Competition

The real estate asset management and services industry is highly competitive. Our growth will depend upon our ability to professionally manage the assets subject to the AMA and to expand our services to new clients in the markets in which we operate on a cost-efficient basis. We compete with other businesses in the real estate management and asset management businesses. Many of these competitors and their clients may have greater technical, marketing and financial resources than we currently provide to our clients. Such competitors may also enjoy competitive advantages that result from, among other things, lower costs of capital, greater business scale and enhanced operating efficiencies. Certain competitors may also be subject to different regulatory requirements or rules that may allow them more flexibility or better access to pursue potential investments and raise capital for themselves or their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessments or lower return thresholds, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities than us. Our ability to continue to compete effectively will depend in large part upon the ability to attract, retain and motivate employees, and we and they regularly must compete with other companies to attract and retain employees.

For our homebuilding operations, we compete primarily on the basis of price, location, design, quality, service and reputation. We compete with small private builders and large regional or national builders. In addition to competing for home buyers and renters, builders compete for construction financing, raw materials and skilled labor. Additionally, under normal market conditions, competition exists within the industry for prime development sites, especially those where developed building lots are available under option lot contracts. We compete with other local, regional and national builders in all of these areas. Many of our competitors have significantly greater financial, sales and marketing and other resources than we have. Some of the national builders that we compete against include Pulte Homes, Beazer Homes, M/I Homes, DR Horton, Toll Brothers, CalAtlantic Homes, NVR, K. Hovnanian and Lennar.

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

Governmental Regulation and Environmental Matters

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning finance, banking, investments, zoning, building design, construction, density requirements and similar matters. We and our competitors may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states where we operate. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction.

We and our homebuilding competitors are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of the environment. Some of the laws to which we and our properties are subject to may impose requirements concerning development in waters of the United States, including wetlands, the closure of water supply wells, management of asbestos-containing materials, exposure to radon and similar issues. The particular environmental laws that apply to any given community vary based on several factors, including but not limited to the environmental conditions related to a particular property and the present and former uses of the property. These environmental laws may result in delays, may cause us and our competitors to incur substantial compliance related costs, and may prohibit or severely restrict development in certain environmentally sensitive areas. To date, environmental laws have not had a material adverse impact on our operations.

Technology and Intellectual Property

We utilize our technology infrastructure to facilitate the management of our client’s projects and the marketing of our projects. Through our web site, www.comstockcompanies.com, and those of our clients, our multi-family and homebuilding customers and prospective customers receive automatic electronic communications from us on a regular basis. Our corporate marketing directors work with in-house marketing and technology specialists to develop advertising and public relations programs for each project that leverage our technology capabilities. During 2017, we continued utilization of media and internet based marketing platforms, primarily in lieu of print advertisements. We believe that the home buying population will continue to increase its reliance on information available on the internet to help guide its rental and home buying decision. Accordingly, through our marketing efforts, we will continue to seek to leverage this trend to lower per sale marketing costs while maximizing potential sales.

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

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of our fiscal year related to our homebuilding operations. The seasonal activity increases our working capital requirements for our homebuilding operations during the third and fourth quarters of our fiscal year. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

Internet Website

Our internet website address is www.comstockcompanies.com. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

Employees

At December 31, 2017, we had 49 full-time and 2 part-time employees. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe we have good relations with our employees. With the integration of the new business segments, the number of our employees will increase in 2018.

Executive Officers of the Registrant

Our executive officers and other management employees and their respective ages and positions as of December 31, 2017 are as follows:

Name	Age	Current Position
Christopher Clemente	58	Chairman and Chief Executive Officer
Christopher Conover	36	Chief Financial Officer
Jubal R. Thompson	48	General Counsel and Secretary

Christopher Clemente founded Comstock in 1985 and has been a director since May 2004. Since 1992, Mr. Clemente has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 30 years of experience in all aspects of real estate development and homebuilding, and more than 30 years of experience as an entrepreneur.

Christopher Conover was named our Chief Financial Officer effective September 2016. Prior to that, Mr. Conover served in various positions in the Company, including Corporate Controller. Mr. Conover joined the Company in January 2012 and prior to joining the Company, served seven years in public accounting in assurance services developing extensive experience providing audit and highly technical consulting services for real estate companies of various sizes and asset classes.

Jubal R. Thompson has served as our General Counsel since October 1998 and our Secretary since December 2004. Mr. Thompson has significant experience in the areas of real estate acquisitions and dispositions, real estate and corporate finance, corporate governance, mergers and acquisition and risk management.

Item 1A. Risk Factors

Risks Relating to Our Lines of Business

Our business is subject to a number of risks and uncertainties. Prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the trading price of our securities could decline. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report before deciding whether to invest in our securities.

During fiscal year 2017, in conjunction with our transformation of our business platform model from for-sale homebuilding to commercial development, asset management and real estate services, we identified deficiencies that in the aggregate constituted a material weakness in our internal controls over financial reporting. If we are unable to develop, implement and maintain effective internal controls in future periods, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes- Oxley Act. Based on management’s assessment, we concluded that our internal controls over financial reporting were not effective as of December 31, 2017. The specific material weakness and remediation measures are described in Item 9A of this Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. As with any material weakness, if our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements. Any material misstatements could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We are currently in the process of remediating the identified material weakness in our internal controls and will commit our best efforts to completing our remediation measures on a timely basis. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address material weakness or determine to modify certain of the remediation measures. Remediation of the material weakness will likely include additional costs, including the hiring of new personnel with sufficient and tailored skill sets. If we were to fail to remediate this material weakness, there would continue to be an increased risk that our future financial statements could contain errors that will be undetected. Future determinations that there are material weaknesses in the effectiveness of our internal controls could negatively impact our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements. The ongoing existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

Risks Relating to Our Management Fee For Services Business

Going forward, substantially all of our revenues are derived from our provision of management services to a limited number of companies. The loss or failure, or decline in business or assets could substantially reduce our revenues.

We anticipate that the fees we earn from providing asset management services to our client under the AMA will comprise substantially all our revenue in the near term. Therefore, our revenues depend in large part on the ability of our largest clients to invest in real estate assets or their other respective businesses and on the positive performance of the investments or businesses of our largest clients. Our clients’ investments and businesses are subject to a number of risks and uncertainties. Therefore, our operating results and our ability to maintain and grow our revenues depends upon the ability of our clients to maintain and grow their respective businesses. Reduced business activities by, or failure of, any of the clients or certain of the projects or the termination of their management agreements, particularly with respect to the AMA, would materially reduce our revenues and our profitability.

The AMA and other agreements with clients are subject to termination, and any such termination could have a material adverse effect on our business, results of operations and financial condition.

The AMA and our other consulting agreements with our clients may be terminated by a client or by us in certain circumstances. Depending upon the circumstances of a termination, we may or may not be entitled to receive a termination fee. If any of our management or consulting agreements with a client is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of a management agreement with a client, we would likely be unable to invest the proceeds of the termination fee we receive to replace the lost revenues. The termination of our management agreement or consulting agreement with any of our largest clients could have a material adverse impact on our business, results of operations and financial condition.

The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the United States generally.

Our business and operations are significantly dependent on conditions in the commercial real estate industry, which in turn is impacted by general economic conditions in the United States. Commercial real estate markets in the United States were significantly negatively impacted during the recent recession. Although commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels, new challenges have arisen, including uncertain U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and increasing real estate development activities. Adverse conditions in the commercial real estate industry and declining real estate values could harm our business and financial condition by limiting our and our Client Companies’ access to debt and equity capital and our and their ability to grow our and their businesses. Adverse conditions may also give rise to an increase in defaults of the Company’s loans and other investments. An economic slowdown or recession or declining real estate values could materially and adversely affect us and our clients.

The asset management business is highly competitive.

Our business is highly competitive and our success will be determined by a variety of factors, including, without limitation, the following:

•	other asset managers may have greater financial, technical, marketing and other resources and more personnel than our clients and we do;

•	our clients may not perform as well as other companies, including companies managed by other asset managers;

•	other asset managers and the companies that compete with our clients may have access to more capital or access to capital at lower costs than our clients and we do;

•	other asset managers and the companies that compete with our clients may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to acquire a wider variety of assets and a broader range of investments than our clients and as a result we and our clients may grow our business less and more slowly than those competitors;

•	there are few barriers to entry into the asset management business, and new entrants will result in increased competition;

•	other asset managers may have more scalable platforms and may operate more efficiently than we do;

•	other asset managers may have better brand recognition than we have; and

•	our competitors may from time to time recruit our employees away from us.

If we fail to compete effectively, our business, results of operations and financial condition may be materially adversely impacted.

We are subject to substantial regulation and numerous contractual obligations and internal policies, and failure to comply with these provisions could have a material adverse effect on our business, financial condition and results of operations.

We are subject to substantial regulation and numerous contractual obligations and internal policies. We are subject to regulation by the SEC, The Nasdaq Stock Market LLC, or Nasdaq, and other federal, state and local governmental bodies and agencies or self-regulatory organizations. We are also responsible for managing or assisting with the regulatory aspects of certain of our clients. The level of regulation and supervision to which we and our clients are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. Our or our clients’ failure to comply with any of the regulations, contractual obligations or policies may subject us to extensive investigations, as well as substantial penalties and reputational risk, and our business and operations could be materially adversely affected.

Our lack of compliance with applicable law could result in, among other things, our inability to enforce contracts, our default under contracts (including our management agreements or advisory agreements with our clients) and our ineligibility to contract with, and receive revenue from, governmental authorities and agencies, our clients or other third parties. We have numerous contractual obligations with which we must comply on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. These internal policies may not be effective in all regards; and, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

Employee misconduct could harm us by subjecting us to significant legal liability, reputational harm and loss of business.

There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over the companies and assets we manage. The violation of these obligations and standards by any of our employees may adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees improperly use or disclose confidential information, we and the concerned client could suffer serious harm to our and its reputation, financial position and current and future business relationships and face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in or be accused of misconduct, our business and our reputation could be adversely affected. Misconduct by an employee might rise to the level of a default that would permit a client to terminate its management agreements or advisory agreements with us for cause and without paying a termination fee, which could materially adversely affect our business, results of operations and financial condition.

Risks Relating to Our Homebuilding Business

Our operations historically required significant capital and our continuing operations during the transition to commercial real estate depends on the continuing availability of acquisition, construction, and development loans which may not to be available at the time it is needed or at favorable terms.

The real estate development industry is capital intensive and requires significant expenditures for operations, land purchases, land development and construction as well as potential acquisitions of other homebuilders or developers. In order to maintain our operations, we will need to obtain additional financing. These funds can be generated through public or private debt or equity financings, operating cash flow, additional bank borrowings or from strategic alliances or joint ventures. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. We have historically utilized construction, acquisition and development loans to finance our projects. These credit facilities tend to be project-oriented and generally have variable rates and require significant management time to administer. Further, these types of financings are typically characterized by short-term loans, which are subject to call. The availability of borrowed funds, especially for land acquisition and construction financing, has been greatly reduced, and lenders may require us to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. In addition, we may need to further refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. Furthermore, if financial institutions discontinue providing these facilities to us, we would lose our primary source of financing for our operations or the cost of retaining or replacing these credit facilities could increase dramatically. If we do not have access to additional capital or funds to continue to transition our operations, we may be required to delay, scale back or abandon some or all of our operating strategies for an orderly transition of our homebuilding operations and rely more heavily on a liquidation strategy for our lot inventory that would likely cause us to experience a material adverse effect on our business, results of operations and financial condition.

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

Fluctuations in market conditions and our transition out of homebuilding may affect our ability to sell our land and home inventories at expected prices, or at all, which could adversely affect our revenues, earnings and cash flows.

We could be subject to significant fluctuations in the market value of our land and home inventories. The risk of owning undeveloped land, developed land and homes can be substantial. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land and home inventories could occur if market conditions deteriorate or if we purchased land or build home inventories at higher prices during stronger economic periods and the value of those land or home inventories subsequently declines during weaker economic periods. We could also be forced to sell homes, land or lots for prices that generate lower profit than we anticipated, or at a loss, and may not be able to dispose of an investment in a timely manner when we find dispositions advantageous or necessary. Furthermore, a continued decline in the market value of our land or home inventories or our transition out of homebuilding may give rise to additional impairments of our inventory and write-offs of contract deposits and feasibility cost, which may result in a breach of financial covenants contained in one or more of our credit facilities, and possibly cause a default under those credit facilities. Defaults in these credit facilities are often times the responsibility of Comstock, as Comstock is the guarantor of most of its subsidiaries debts.

During 2017 and 2016, we evaluated all of our projects, to the extent of the existence of any impairment indicators requiring evaluation to determine if carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale.

During 2017 and 2016, as a result of our impairment analysis, the Company wrote off $0.5 million and $2.4 million, respectively, in feasibility, site securing, predevelopment, design, carry costs and related costs for certain of our communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions. Additionally, during 2016, the Company, through its subsidiaries, and the land seller of a community in the Washington, D.C. area entered into a settlement agreement, and the Company received a refund of $0.7 million representing a portion of the deposit deemed impaired during the Company’s impairment analysis in 2015.

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

From time to time, certain cities and counties in which we operate have approved, and others in which we operate may approve, various “slow-growth” or “no-growth” initiatives and other similar ballot measures. Such initiatives restrict development within localities by, for example, limiting the number of building permits available in a given year. Approval of slow- or no-growth measures could reduce our ability to obtain building permits and build and sell homes in the affected markets and could create additional costs and administration requirements, which in turn could have an adverse effect on our revenues, earnings and cash flows. Increased regulation in the housing industry increases the time required to obtain the necessary approvals to begin construction and has prolonged the time between the initial acquisition of land or land options and the commencement and completion of construction. These delays increase our costs, decrease our profitability and increase the risks associated with the land inventories we maintain.

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

Existing tax laws generally permit significant expenses associated with owning a home, to be deducted for the purpose of calculating an individual’s federal, and in many cases, state, taxable income, primarily including mortgage interest expenses and real estate taxes. New tax laws and regulations have recently been enacted that limit mortgage interest deductions. These regulations may increase the after-tax cost of owning a home, increasing the costs for many of our potential customers and may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.

The competitive conditions in the homebuilding industry could increase our costs, reduce our revenues and earnings and otherwise adversely affect our results of operations and cash flows.

The homebuilding industry is highly competitive and fragmented. We compete with a number of national, regional and local builders for customers, raw materials and labor. For example, in the Washington, D.C. market, we compete against multiple publicly-traded national home builders, and many privately-owned regional and local home builders. We do not compete against all of the builders in all of our product types or submarkets, as some builders focus on particular types of projects within those markets, such as large estate homes, that are not in competition with our projects.

We compete primarily on the basis of price, location, design, quality, service and reputation. Some of our competitors have greater financial resources, more established market positions and better opportunities for land and home site acquisitions, greater amounts of unrestricted cash resources on hand, and lower costs of capital, labor and material than us. The competitive conditions in the homebuilding industry and our announcement to transition out of homebuilding could, among other things:

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

The cancellation rate of buyers who contracted to buy a home from us but did not close escrow (as a percentage of overall orders) was approximately 16% and 7% during the years ended December 31, 2017 and 2016, respectively. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions including unemployment. Upon a home order cancellation, the homebuyer’s escrow deposit is returned to the homebuyer (other than certain miscellaneous deposits, which we retain). An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

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

We continue to depend on the availability and skill of subcontractors and their willingness to work with us as we transition out of our homebuilding operations.

Substantially all of our land development and construction work is done by subcontractors with us acting as the general contractor or by subcontractors working for a general contractor we select for a particular project. Accordingly, the timing and quality of our land development and construction depends on the availability, skill, and willingness of those subcontractors to work with us as we transition out of our homebuilding business. We do not have long-term contractual commitments with subcontractors or suppliers. Although we believe that our relationships with our suppliers and subcontractors are good, we cannot assure that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. The inability to contract with skilled subcontractors or general contractors at reasonable costs on a timely basis could limit our ability to build and deliver homes and could erode our profit margins and adversely affect our results of operations and cash flows.

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

If we are unable to continue to access credit on acceptable terms, our business may be adversely affected.

The changing nature of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for uncommitted bond facilities and new indebtedness, replace our existing revolving and term credit agreements or obtain funding through the issuance of our securities. We use credit facilities to support our working capital and acquisition needs. There is no guarantee that we can continue to renew our credit facility on terms as favorable as those in our existing credit facility and, if we are unable to do so, our costs of borrowing and our business may be adversely affected.

Our ability to use our Net Operating Losses (“NOLs”) and, in certain circumstances, future built-in losses and depreciation deductions can be negatively affected if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

We currently have approximately $144 million in federal and state NOLs with a potential value of up to approximately $37 million in tax savings. These deferred tax assets are currently fully reserved. If unused, these NOLs will begin expiring in 2027. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2017, the cumulative shift in the Company’s stock would not cause an inability to utilize any of our NOLs.

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

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.

Because we have grown in part through acquisitions, goodwill and intangible assets-net represent a substantial portion of our assets. Under generally accepted accounting principles in the United States (GAAP), we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

In addition, if we experience a decrease in our stock price and market capitalization over a sustained period, we would have to record an impairment charge in the future. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

Adverse weather conditions, such as extended periods of rain, snow or cold temperatures, and natural disasters, such as hurricanes, tornadoes, floods and fires, can delay completion and sale of real estate, damage partially complete or other construction in our inventory and/or decrease the demand for real estate or increase the cost of building projects. To the extent that natural disasters or adverse weather events occur, our business and results may be adversely affected. To the extent our insurance is not adequate to cover business interruption losses or repair costs resulting from these events, our results of operations and financial conditions may be adversely affected.

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

Our consolidated indebtedness as of December 31, 2017 is approximately $39.4 million, net of discounts and deferred financing charges, and matures at different periods in fiscal years 2018 through 2022. We are in active discussions with our lenders with respect to these maturities and are seeking extensions and modifications to the credit facilities and loans as necessary. If, for any reason, we are unable to refinance, extend or modify the existing indebtedness, these projects may be in default of their existing obligations, which may result in a foreclosure on the project collateral and loss of the project. Any such events could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price has been volatile, and we expect it will continue to be volatile. During the year ended December 31, 2017, the closing price of our common stock ranged from a high of $2.42 to a low of $1.25. The volatility of our stock price may also be due to many factors including:

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

As of December 31, 2017, Mr. Christopher Clemente, our Chief Executive Officer, owned 100% of our outstanding Class B common stock, which, together with his shares of Class A common stock, represent approximately 60% of the combined voting power of all classes of our voting stock. As a result, Mr. Clemente has control over the election of our board of directors and our management and policies. Mr. Clemente, also has control over all matters requiring stockholder approval, including the amendment of certain provisions of our amended and restated certificate of incorporation, the approval of any equity-based employee compensation plans and the approval of significant corporate transactions, including mergers or acquisition transactions. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

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

During the period ended December 31, 2015, the Company authorized 3,000,000 shares of a new series of preferred stock designated as Series B Non-Convertible Preferred Stock (the “Series B Preferred Stock”). The shares of Series B Preferred Stock have a par value of $0.01 per share and a stated value of $5.00 per share. The Series B Preferred Stock has no conversion rights or voting rights other than required by applicable law. The Series B Preferred Stock earn dividends at a rate of 8.75% per annum. The dividends will accrue whether or not declared. The dividends are also cumulative and payable quarterly in arrears at the last day of each quarterly reporting period in the form of additional Series B Preferred Stock or in the sole discretion of the board of directors, in cash. On December 29, 2015, the Company issued 772,210 shares of Series B Preferred Stock in exchange for the conversion of an outstanding promissory note. On March 24, 2017, the Company and our Chief Executive Officer entered into a series of transactions which converted the Series B Preferred Stock to a newly created Series C Preferred Stock. Refer to Note 15 and Note 20 to the consolidated financial statements for further discussion of these transactions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On December 31, 2009, the Company, through its affiliate, Comstock Property Management, L.C., entered into a three-year lease for approximately 7,620 square feet of office space for its corporate headquarters at 1886 Metro Center Drive, Reston, Virginia from Comstock Asset Management, L.C., an affiliate, wholly-owned by our Chief Executive Officer. On September 19, 2012, the Company amended the lease to add an additional 2,436 square feet of office space, or a total of 10,056 square feet, for its corporate headquarters, with an effective date of July 1, 2012. Concurrent with the amendment, the Company agreed to extend the term of the lease for five years from the effective date of the amendment. On October 1, 2016, the Company amended the lease reducing the leased space to 6,398 square feet, and extended the term to two years, expiring on September 30, 2018. See related party transactions in Note 15 in the accompanying consolidated financial statements for additional information.

On July 17, 2017, the Company, through its subsidiary, JK Environmental Services, LLC (“JK”), acquired the assets and liabilities of Monridge Environmental, LLC. On August 1, 2017, JK entered into a one-year lease for approximately 2,800 square feet of office space at 806 Fayette Street, Conshohocken, Pennsylvania.

For information regarding our projects, see Item 1 ‘Business – Our Developed Communities.’

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market for Common Stock

Our Class A common stock is traded on NASDAQ under the symbol “CHCI”. The following table sets forth the high and low sale prices of our Class A common stock, as reported on NASDAQ, for the periods indicated:

	High	Low
Fiscal Year Ended 2017
First quarter	$2.42	$1.71
Second quarter	$2.16	$1.66
Third quarter	$2.08	$1.59
Fourth quarter	$2.07	$1.25

	High	Low
Fiscal Year Ended 2016
First quarter	$1.97	$1.50
Second quarter	$1.94	$1.71
Third quarter	$2.25	$1.59
Fourth quarter	$2.05	$1.70

Holders

As of December 31, 2017, there were approximately 49 record holders of our Class A common stock. As of December 31, 2017, there was one holder of our Class B common stock. As of December 31, 2017, there was one holder of our Series C Preferred Stock.

Dividends

We have never paid any cash dividends on our Class A and Class B common stock and do not intend to do so in the foreseeable future. During the years ended December 31, 2017 and 2016, the Company recorded $78 and $348 thousand, respectively, of dividends paid-in-kind on its Series B Preferred Stock.

Issuer Purchases of Equity Securities

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to 429 thousand shares of our Class A common stock in one or more open market or privately negotiated transactions. During 2017 and 2016, no shares of our Class A common stock were repurchased. As of December 31, 2017, 404 thousand shares remained available for purchase.

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

Overview

We are a multi-faceted real estate development and services company primarily focused in the mid-Atlantic region of the United States. In 2018, the Company has changed its focus to commercial development, asset management, and provision of complementary real estate related services, transitioning from its primary reliance upon revenue generated by production-oriented, for-sale homebuilding. To accomplish the transition from homebuilding to the new lines of business, the Company will operate through two real estate focused platforms – CAM and CRES. These two business segments include construction, asset and property management, including the remaining homebuilding projects, and service-oriented companies providing services clients primarily in the real estate sector as further discussed in Note 2 of our consolidated financial statements.

CAM

Under the CAM business segment, we manage projects ranging from approximately 100-500 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We also provide management services to a wide range of real estate assets and businesses that include apartments, hotels, office buildings, leased lands, retail stores, mixed-use developments, and urban developments. We have significant experience with construction and development management, property management, and asset management.

Although we intend to transition away from our on-balance sheet homebuilding operations, our expertise in developing various housing products enables us to focus on a wide range of opportunities and provide a wide range of services to clients within our core market. For our remaining homebuilding inventory, we will continue to develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or we may sell raw or finished lot inventories to third party developers or homebuilders who will then develop or build out the homes in our remaining projects. For the inventory which we will continue with our homebuilding operations, we will continue to focus on for-sale products designed to attract first-time, early move-up, and secondary move-up buyers. We focus on products that we are able to offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products.

CRES

We can provide a wide range of real estate services through our experienced management team. We continue to engage in providing third party services focused on strategic planning, land development, land acquisitions, environmental, entitlement, and general construction management activities. Our real estate and environmental services, including consulting, studies, and remediation activities, provide site specific solutions for any project that may have an environmental impact, from environmental due diligence to site-specific assessments and remediation. This business line not only allows us to generate positive fee income from our highly qualified personnel but also serves as a potential catalyst for joint venture and future acquisition opportunities that are complementary to the services provided by CRES and the real estate focused clients of CAM.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new potential acquisitions, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and we believe will continue to include, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities. See Note 10 in the accompanying consolidated financial statements for more details on our debt and credit facilities and Note 17 in the accompanying consolidated financial statements for details on private placement offerings in 2017 and 2016.

As of December 31, 2017, $16.0 million of the Company’s secured project related notes were set to mature at various periods through the end of 2018. As of April 20, 2018, the Company has successfully extended or repaid all obligations with Lenders through April 20, 2018, as more fully described in Note 10 and Note 22, and we are actively engaging our lenders seeking long term extensions and modifications to the loans where necessary. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default.

At December 31, 2017, $14.9 million of our notes payable to affiliates are set to mature prior to the end of 2018. These funds were primarily obtained from entities wholly owned by our Chief Executive Officer, who has unilateral ability to extend the maturity dates beyond 2018 as needed.

The current performance of our projects has met all required servicing obligations required by the facilities. We are anticipating that with successful resolution of the debt extension discussions with our lenders, the recently completed capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. Refer to Note 10 and 22 for further discussion regarding our debts, extension of loan maturity date and other subsequent events impacting our credit facilities.

Cash Flow

Net cash provided by operating activities was $5.1 million for the year ended December 31, 2017. The $5.1 million net cash provided by operations in 2017 was primarily due to $4.8 million of releases of real estate inventories associated with the settlements at our various communities during the year, an impairment charge of $0.5 million increases in accounts payable of $1.4 million, amortization of loan fees and intangible assets of $1.1 million, increases in other assets of $0.8 million, issuances of stock compensation of $0.3 million, offset by the net loss for the year of $4.8 million. Net cash used in operating activities was $11.8 million for the year ended December 31, 2016. The $11.8 million net cash used in operations in 2016 was primarily due to $11.1 million of net purchases of real estate inventories associated with the Townes at Totten Mews, the Towns at 1333, and the Woods at Spring Ridge projects, which commenced during the year.

Net cash used in investing activities was $0.8 million for the year ended December 31, 2017. This was primarily attributable to the cash paid for the acquisition of Monridge Environmental, LLC of $0.6 million and the decrease in collateral for letters of credit of $0.2 million. Net cash provided by investing activities was $0.2 million for the year ended December 31, 2016. This was primarily attributable to the net releases of deposits from escrow accounts held as collateral for certain letters of credit of $0.2 million.

Net cash used in financing activities was $8.2 million for the year ended December 31, 2017. This was primarily attributable to an increase in distributions paid to non-controlling interests, net of contributions, of $1.4 million and payments on notes payable, net of proceeds, of $6.4 million. Net cash provided by financing activities was $4.9 million for the year ended December 31, 2016. This was primarily attributable to an increase in contributions from non-controlling interests, net of distributions paid, of $9.6 million, offset by a decrease in borrowings, net of payments, on notes payable of $4.5 million.

Share Repurchase Program

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to 429 thousand shares of our Class A common stock in one or more open market or privately negotiated transactions.

As of December 31, 2017 and 2016, 404 thousand shares of our Class A common stock remain available for repurchase pursuant to our share repurchase program.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions, and any other circumstances that may affect fair value including management’s plans for the property. As of December 31, 2017 and 2016, the Company did not have any development projects considered to be held for sale.

Goodwill impairment

We test our goodwill for impairment on an annual basis, and more frequently when an event occurs or circumstances indicate that the carrying value of the asset may not be recoverable. We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred.

Revenue recognition

We recognize revenues and related profits or losses from the sale of residential properties and units, finished lots and land sales when closing has occurred, full payment is reasonably assured, title and possession of the property has transferred to the buyer and we have no significant continuing involvement in the property. Other revenues include revenue from land sales, rental revenue from leased multi-family units, which is recognized ratably over the terms of the respective leases.

We consider revenue to be from homebuilding when there is a structure built or being built on the lot at closing when cash receipt is reasonably assured and the title is transferred along with the risks and rewards of ownership. Sales of lots occur, and are included in other revenues, when we sell raw land or finished home sites in advance of any home construction.

Revenues generated through real estate professional services such as management and administrative support, environmental design, engineering and remediation are recognized when the services have been provided, the benefits of the services are transferred to the customer and our performance obligations over time are satisfied.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017 with an effective date of January 1, 2018. The results of the Tax Act include, among others, a reduction to the corporate federal income tax rate from 35% to 21%, the repeal of the Alternative Minimum Tax, and the allowance of net operating losses arising in tax years ending after 2017 to be carried forward indefinitely, subject to limitation. The law introduces substantial changes to the Internal Revenue Code, with extensive implications for our federal current and deferred income tax provision. For further information, see Note 19 of the Notes to Consolidated Financial Statement included in this report.

Use of estimates

The preparation of the financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized in the valuation of real estate inventories, including estimated construction and development costs, valuation of deferred tax assets, analysis of goodwill impairment, valuation of equity-based compensation, capitalization of costs, consolidation of variable interest entities and warranty reserves.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

Orders, backlog and cancellations

The following table summarizes certain information related to new orders, settlements and backlog for the twelve months ended December 31, 2017 and 2016.

	Twelve Months Ended December 31,
($ in 000’s)	2017	2016
Gross new orders	88	114
Cancellations	14	10
Net new orders	74	104
Gross new order revenue	$47,863	$51,153
Cancellation revenue	$7,509	$4,818
Net new order revenue	$40,354	$46,335
Average gross new order price	$544	$449
Settlements	89	94
Settlement revenue—homebuilding	$43,399	$40,696
Average settlement price	$488	$433
Backlog units	20	35
Backlog revenue	$13,918	$16,670
Average backlog price	$696	$476

Revenue – homebuilding

The number of units delivered for the year ended December 31, 2017 decreased by 5 to 89 as compared to 94 units for the year ended December 31, 2016. Average revenue per unit delivered increased by $55 to $488 for the year ended December 31, 2017 as compared to $433 for the year ended December 31, 2016. Revenue from homebuilding increased by $2.7 million to $43.4 million for the year ended December 31, 2017 as compared to $40.7 million for the year ended December 31, 2016. For the year ended December 31, 2017, the Company settled 89 units (31 units at Falls Grove, 6 units at Townes at Hallcrest, 2 units at Villas at Two Rivers, 7 units at Estates at Leeland, 18 units at Marrwood East, 6 units at Emerald Farm, 4 units at Powhatan, 1 unit at Redland Road, 3 units at The Woods at Spring Ridge, and 11 units at Totten Mews), as compared to 94 units (4 units at The Hampshires, 33 units at Falls Grove, 13 units at Maxwell Square, 29 units at Townes at Hallcrest, 9 units at Villas at Two Rivers, 5 units at Estates at Leeland, and 1 unit at Marrwood East) for the year ended December 31, 2016. Gross new order revenue, consisting of revenue from all units sold, for the year ended December 31, 2017 was $47.9 million on 88 units as compared to $51.2 million on 114 units for the year ended December 31, 2016. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the year ended December 31, 2017 was $40.4 million on 74 units as compared to $46.3 million on 104 units for the year ended December 31, 2016. The increase noted in revenue and average sales price were a result of the mix of units settled. Our homebuilding gross margin percentage for the year ended December 31, 2017 increased by 0.5% to 6.5%, as compared to 6.0% for the year ended December 31, 2016. The increase noted in margins was mainly a result of the mix of homes settled and lower overhead costs as a percentage of homebuilding revenue in certain of our communities that had continued settlements.

Revenue – other

Revenue – other increased approximately $1.1 million to $2.0 million during the year ended December 31, 2017, as compared to $0.9 million for the year ended December 31, 2016. The increase primarily relates to the revenue generated from the newly acquired entity, JK Environmental.

Cost of sales – homebuilding

Cost of sales – homebuilding for the year ended December 31, 2017 increased by $2.4 million to $40.6 million as compared to $38.2 million for the year ended December 31, 2016. The mix of homes settled during the year ended December 31, 2017 accounted for the increase in cost of sales.

Cost of sales – other

Cost of sales – other increased approximately $1.9 million to $2.3 million during the year ended December 31, 2017 as compared to $0.4 million for the year ended December 31, 2016. The increase primarily relates to our costs and efforts expended in relation to growing our real estate services line of business, along with the cost of sales from the newly acquired entity, JK Environmental.

Impairment charges and recovery, net

We evaluate all of our projects to the extent of the existence of any impairment indicators requiring evaluation to determine if recorded carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale.

During 2017 and 2016, as a result of our impairment analysis, the Company wrote off $0.5 million and $2.4 million, respectively, in feasibility, site securing, predevelopment, design, carry costs and related costs for certain of our communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions. Additionally, during 2016, the Company, through its subsidiaries, and the land seller of a community in the Washington, D.C. area entered into a settlement agreement, and the Company received a refund of $0.7 million representing a portion of the deposit deemed impaired during the Company’s impairment analysis in 2015.

Interest and real estate tax expense

Interest and real estate tax expense for the year ended December 31, 2017 decreased to $0 from $0.9 million for the year ended December 31, 2016. The primary reason for the decrease is due to the amount of interest charges that qualified for interest capitalization because the interest charges were less than the weighted average of the rates applicable to entity level borrowings.

Income taxes

During the year ended December 31, 2017, the Company recognized income tax expense of $38 thousand and the effective tax rate was 0.91%. During the year ended December 31, 2016, the Company recognized income tax expense of $55 thousand and the effective tax rate was 0.82%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weakness described below.

Notwithstanding the material weakness in our internal controls over financial reporting as of December 31, 2017, management has concluded that the consolidated financial statements and notes to the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal control over financial reporting is designed by, and under the supervision of the principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management, and others. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management identified deficiencies that in the aggregate constituted a material weakness in our internal control over financial reporting as of December 31, 2017.

The material weakness identified related to deficiencies resulting from the insufficient finance and accounting department resources with appropriate knowledge, expertise and training commensurate with the Company’s corporate structure and financial reporting requirements to effectively assess risk, design, operate and oversee internal controls over financial reporting. This lack of appropriate resources was realized as the result of: the resignation of the Company’s corporate controller during the fourth quarter of 2017; the utilization of resources in designing and structuring the Company’s strategic transformation of its business platform model from a for-sale homebuilding to commercial development, asset management and real estate services; and the utilization of available resources in the evaluation, negotiation and execution processes related to the Company’s entry into a long term Master Asset Management Agreement signed by CDS Asset Management, L.C., an entity wholly owned by the Company, with Comstock Development Services LC, on March 30, 2018. Refer to Note 22 to the consolidated financial statements for further discussion of this transaction. This lack of appropriate resources resulted in inconsistent expectations and execution related to the preparation, review and maintenance of documentation critical to the design and consistent execution of internal controls as well as a lack of segregation of duties in certain controls. Further, the lack of appropriate resources resulted in controls that relied upon information that did not have sufficiently precise controls around accuracy and completeness of that information and was therefore not reliable. These factors contributed to deficiencies in the Company’s financial reporting process due to a lack of precision in the review controls over certain information and assumptions impacting various financial reporting areas including those items that are nonrecurring in nature and therefore bear a greater degree of complexity given their infrequency.

As a result of the identified material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017. Despite the material weakness, our principal executive officer and principal financial officer have concluded that the consolidated financial statements and notes to the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Material Weakness Remediation

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified in a timely manner. Specifically, we are taking numerous steps that we believe will address the underlying causes of the material weakness, primarily through the hiring of additional accounting personnel with technical accounting and financial reporting experience, the enhancement of our training programs within our accounting department, and the enhancement of our internal review procedures during the financial statement preparation process.

Changes in Internal Control Over Financial Reporting

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our principal executive officer and principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this Annual Report on Form 10-K as Exhibits 31.1 and 31.2. The certifications of our principal executive officer and principal financial officer pursuant to 18 U.S.C.1350 are furnished with this Annual Report on Form 10-K as Exhibit 32.1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders or the Annual Report on Form 10-K, except that the information relating to our executive officers is included in Item 1, “Business – Executive Officers” of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders or the Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders or the Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders or the Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

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

(3) Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.5	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on January 4, 2016).

3.6	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017).

4.1	Specimen Stock Certificate (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.1	Form of Indemnification Agreement (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.2	2004 Long-Term Incentive Compensation Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.3	Form Of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.4	Form Of Restricted Stock Grant Agreement under the 2004 Long-Term Incentive Compensation Plan(incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005). +

10.5	Employee Stock Purchase Plan (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

10.6	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

10.7	Employment Agreement with Christopher Clemente (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)). +

Exhibit Number	Exhibit

10.8	Confidentiality and Non-Competition Agreement with Christopher Clemente (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on
August 13, 2004 (No. 333-118193)). +

10.9	Trademark License Agreement (incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193)).

10.10	Loan and Security Agreement, dated as of February 2008, by and between the Registrant and Stonehenge Funding, LC. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.11	Guaranty Agreement, dated as of February 2008, by Comstock Potomac Yard, L.C. in favor of Stonehenge Funding, LC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 24, 2008).

10.12	Sixth Loan Modification Agreement, dated as of November 26, 2008, by and among the Registrant and Bank of America, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.13	Third Amendment of Loan Agreement, dated September 16, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.14	First Amendment to Loan Agreement, dated October 30, 2009, by and among Comstock Station View, L.C., Comstock Potomac Yard, L.C., the Registrant and Key Bank National Association (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2009).

10.15	Forbearance Agreement and Second Amendment to Loan Agreement, dated January 27, 2009, by and among Comstock Penderbrook, L.C., the Registrant and Guggenheim Corporate Funding, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.16	Fourth Amendment to Sublease Agreement and Services Agreement, dated February 26, 2009, with Comstock Asset Management (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.17	Lease Agreement, dated on or about December 31, 2009, with Comstock Asset Management, L.C. by Comstock Property Management, L.C., a subsidiary of Registrant (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.18	Seventh Loan Modification Agreement dated as of February 25, 2010, by and among the Registrant and Bank of America, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

Exhibit Number	Exhibit

10.19	Memorandum Opinion, filed February 23, 2010, by the US District Court in favor of Comstock Potomac Yard, L.C., a subsidiary of Registrant, against Balfour Beatty Construction, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.20	Second Amended and Restated Indenture, dated as of February 12, 2010, by and among the Registrant and Comstock Asset Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2010).

10.21	Loan Agreement, dated as of January 27, 2011, by and among Comstock Potomac Yard, L.C. and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2011).

10.22	Credit Enhancement and Indemnification Agreement, dated February 17, 2011, by and between Registrant and Christopher D. Clemente and Gregory V. Benson (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2011).

10.23	Right of First Refusal and First Offer Agreement, dated as of July 12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July 15, 2011).

10.24	Loan Agreement, dated as of October 5, 2011, by and among Comstock Penderbrook, L.C. and BCL Penderbrook, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.25	Loan Agreement, dated as of May 29, 2012, by and among Eagle Bank and Comstock Potomac Yard, L.C and Comstock Penderbrook, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.26	Loan agreement, dated as of August 23, 2012, by and between Eagle Bank and New Hampshire Ave. Ventures, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.27	Loan agreement, dated as of September 27, 2012, by and between Cardinal Bank and Comstock Eastgate, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012).

10.28	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.29	Loan agreement, dated as of March 25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.30	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.31	Loan agreement, dated as of March 25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.32	Form of Subscription Agreement, dated March 14, 2013, between Comstock Investors VII, L.C. and Subscriber, with accompanying Schedule A identifying the other Subscription Agreements (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2013).

10.33	Loan agreement, dated as of May 8, 2013, by and between Cardinal Bank and Comstock Yorkshire, L.C. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2013).

Exhibit Number	Exhibit

10.34	Loan agreement, dated as of September 30, 2013, by and between Eagle Bank and Comstock Maxwell Square, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2013).

10.35	Deferred Purchase Money Promissory Note and a Secured First Deed of Trust dated September 13, 2013 between Comstock Hall Road L.C. and certain of the sellers named therein (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2013).

10.36	Form of Subscription Agreement, dated December 12, 2013, between Comstock Investors VIII L.C., and [-], with accompanying Schedule A identifying other Subscription (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2014).

10.37	Loan agreement, dated December 30, 2013, between Comstock Hall Road, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2014).

10.38	Guidance Line of Credit and Security Agreement, dated July 15, 2014 between the Registrant and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014).

10.39	Revolving Line of Credit Note, dated July 15, 2014, between the Registrant and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014).

10.40	Revolving Line of Credit Note, dated July 23, 2014, between Comstock Yorkshire, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on
November 13, 2014).

10.41	Amended and Restated Promissory Note, dated December 18, 2014, between Comstock Holding Companies, Inc. and Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.42	Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.43	Loan agreement, dated December 19, 2014, between Comstock Two Rivers II, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.44	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer & Trust Company, LLC dated March 27, 2015 (incorporated by reference to an Exhibit to the current report on Form 8-K filed with the Commission on March 27, 2015).

10.45	Loan agreement, dated February 20, 2015, between Comstock Stone Ridge, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015).

10.46	Loan agreement, dated March 17, 2015, between Comstock Two Rivers I, L.C. and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015).

10.47	Subscription Agreement and Operating Agreement, dated June 26, 2015, between Comstock Investors IX, L.C., and [-], with accompanying Schedule A identifying other Subscription (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2015).

10.48	Note Exchange and Subscription Agreement, dated December 29, 2015, between Comstock Holding Companies, Inc. and Stonehenge Funding, LC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 4, 2016).

10.49	Revolving Line of Credit Promissory Note, dated December 29, 2015, between Comstock Holding Companies, Inc. and Comstock Growth Fund II, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 4, 2016).

Exhibit Number	Exhibit

10.50	Form of Subscription Agreement and Operating Agreement dated August 15, 2016, between Comstock Investors X, L.C. and [-], with accompanying Schedule A identifying subscribers (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.51	Form of Warrant issued in connection with private placement by Comstock Investors X, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.52	Land Purchase Agreement, between Comstock Sixth Street, LLC and Thos. Somerville Co. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.53	Membership Interests Agreement, between Comstock Beshers, L.C. and Dresden, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.54	Loan agreement, between Dresden, LLC, Comstock Emerald Farm, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.55	Promissory note, between Comstock Beshers, L.C. and Year 2003 Trust for Descendants, Pleasants Associates Limited Partnership, and CJC, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.56	Loan agreement, between Comstock Powhatan, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.57	Purchase and Sale Agreement, dated October 24, 2016, between Comstock Redland Road II, L.C. and Momentum Apartments, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 17, 2017).

10.58	Operating Agreement, dated October 24, 2016, between Comstock Redland Road III, L.C. and SCG Development Partners, LLC to form Momentum General Partners, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 17, 2017).

10.59	Share Exchange Agreement between Comstock Holding Companies, Inc. and Investor Management, L.C., Christopher Clemente and Teresa A. Schar dated March 22, 2017 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017).

10.60	Loan agreement between Comstock Sixth Street, LLC and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2017).

10.61	Series C Repurchase Agreement between the Company and Investor Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2017).

10.62	Asset Purchase Agreement, dated July 14, 2017, between CDS Capital Management, L.C., and Monridge Environmental, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2017).

10.63	Amendment to the Operating Agreement, dated October 13, 2017, between Comstock Investors X, L.C. and Comstock Development Services, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2017).

10.64	Form of Warrant, dated October 13, 2017, between Comstock Investors X, L.C. and Comstock Development Services, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2017).

14.1(2)	Code of Ethics (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

21.1*	List of subsidiaries

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
+	Management contracts or compensatory plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: April 20, 2018	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ CHRISTOPHER CLEMENTE Christopher Clemente	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 20, 2018

/s/ CHRISTOPHER L. CONOVER Christopher L. Conover	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 20, 2018

/s/ A. CLAYTON PERFALL A. Clayton Perfall	Director	April 20, 2018

/s/ DAVID M. GUERNSEY David M. Guernsey	Director	April 20, 2018

/s/ JAMES A. MACCUTCHEON	Director	April 20, 2018
James A. MacCutcheon

/s/ NORMAN D. CHIRITE	Director	April 20, 2018
Norman D. Chirite

/s/ ROBERT P. PINCUS	Director	April 20, 2018
Robert P. Pincus

/s/ SOCRATES VERSES	Director	April 20, 2018
Socrates Verses

/s/ JOSEPH M. SQUERI	Director	April 20, 2018
Joseph M. Squeri

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Comstock Holding Companies, Inc.

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Holding Companies, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

McLean, Virginia

April 20, 2018

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,806	$5,761
Restricted cash	1,141	1,238
Trade receivables	636	613
Real estate inventories	44,711	49,842
Fixed assets, net	309	255
Goodwill and intangibles	1,939	—
Other assets, net	616	2,112

TOTAL ASSETS	$51,158	$59,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$9,116	$7,721
Notes payable—secured by real estate inventories, net of deferred financing charges	23,215	26,927
Notes payable—due to affiliates, unsecured, net of discount	14,893	15,866
Notes payable—unsecured, net of deferred financing charges	1,285	911
Income taxes payable	39	19

TOTAL LIABILITIES	48,548	51,444

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (DEFICIT)
Series C preferred stock, $0.01 par value, 3,000,000 shares authorized, 579,158 and 0 shares issued and liquidation preference of $2,896 and $0 at December 31, 2017 and 2016, respectively	$442	$—
Series B preferred stock, $0.01 par value, 3,000,000 shares authorized, 0 and 841,848 shares issued and liquidation preference of $0 and $4,209 at December 31, 2017 and 2016, respectively	—	1,280
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 3,295,518 and 3,035,922 issued and outstanding, respectively	33	30
Class B common stock, $0.01 par value, 220,250 and 390,500 shares authorized, issued and outstanding, respectively	2	4
Additional paid-in capital	177,612	176,251
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(189,803)	(184,778)

TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(14,376)	(9,875)
Non-controlling interests	16,986	18,252

TOTAL EQUITY	2,610	8,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,158	$59,821

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2017	2016
Revenues
Revenue—homebuilding	$43,399	$40,696
Revenue—other	2,031	884

Total revenue	45,430	41,580
Expenses
Cost of sales—homebuilding	40,585	38,236
Cost of sales—other	2,297	427
Impairment charges and recovery, net	526	1,703
Sales and marketing	1,490	1,606
General and administrative	5,297	5,586
Interest and real estate tax expense	41	886

Operating loss	(4,806)	(6,864)
Other income, net	66	157

Loss before income tax expense	(4,740)	(6,707)
Income tax expense	(38)	(55)

Net loss	(4,778)	(6,762)
Net income attributable to non-controlling interests	247	2,231

Net loss attributable to Comstock Holding Companies, Inc.	(5,025)	(8,993)
Paid-in-kind dividends on Series B Preferred Stock	78	348
Extinguishment of Series B Preferred Stock	(1,011)	—

Net loss attributable to common stockholders	$(4,092)	$(9,341)

Basic loss per share	$(1.21)	$(2.81)
Diluted loss per share	$(1.21)	$(2.81)
Basic weighted average shares outstanding	3,370	3,321
Diluted weighted average shares outstanding	3,370	3,321

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Series B		Series C						Additional			Non-	Total
	Preferred Stock		Preferred Stock		Class A		Class B		paid-in	Treasury	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	deficit	interest
Balance at January 1, 2016	772	$1,174	—	$—	2,997	$30	390	$4	$175,963	$(2,662)	$(175,785)	$6,717	$5,441
Stock compensation and issuances	—	—	—	—	43	—			144				144
Shares withheld related to net share settlement of restricted stock awards	—	—	—	—	(5)	—	—	—	(8)	—	—	—	(8)
Dividends paid in-kind	70	106	—	—	—	—	—	—	(106)	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	—	258	—	—	14,242	14,500
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	(4,938)	(4,938)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	(8,993)	2,231	(6,762)

Balance at December 31, 2016	842	$1,280	—	$—	3,035	$30	390	$4	$176,251	$(2,662)	$(184,778)	$18,252	$8,377
Stock compensation and issuances	—	—	—	—	90	1	—	—	531	—	—	—	532
Shares withheld related to net share settlement of restricted stock awards	—	—	—	—	—	—	—	—	—	—	—	—	—
Series B Conversion to Series C	(858)	(1,304)	772	589	—	—	—	—	715	—	—	—	—
Stock repurchases and issuances	—	—	(193)	(147)	170	2	(170)	(2)	58	—	—	—	(89)
Dividends paid in-kind	16	24	—	—	—	—	—	—	(24)	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	—	81	—	—	4,919	5,000
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	(6,432)	(6,432)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	(5,025)	247	(4,778)

Balance at December 31, 2017	—	$—	579	$442	3,295	$33	220	$2	$177,612	$(2,662)	$(189,803)	$16,986	$2,610

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,778)	$(6,762)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of loan discount, loan commitment, deferred financing fees and intangible assets	1,105	1,046
Deferred income tax benefit	—	7
Depreciation and amortization expense	181	181
Earnings from unconsolidated joint venture, net of distributions	30	16
Stock compensation	346	69
Impairment charges	526	2,425
Changes in operating assets and liabilities:
Purchaser escrow deposits	335	1,096
Trade receivables	271	(281)
Real estate inventories	4,778	(11,090)
Other assets	787	569
Accrued interest	107	748
Accounts payable and accrued liabilities	1,356	141
Income taxes payable	20	19

Net cash provided by (used in) operating activities	5,064	(11,816)

Cash flows from investing activities:
Business acquisition, net of cash acquired	(579)	—
Purchase of fixed assets	(54)	(42)
Principal received on note receivable	37	37
Collateral for letters of credit	(238)	232

Net cash (used in) provided by investing activities	(834)	227

Cash flows from financing activities:
Proceeds from notes payable	23,517	29,235
Payments on notes payable	(29,947)	(33,735)
Loan financing costs	(234)	(152)
Distributions to non-controlling interests	(6,432)	(4,938)
Contributions from non-controlling interests	5,000	14,500
Repurchase of Series C Preferred Stock	(89)	—
Taxes paid related to net share settlement of equity awards	—	(8)

Net cash (used in) provided by financing activities	(8,185)	4,902

Net decrease in cash and cash equivalents	(3,955)	(6,687)
Cash and cash equivalents, beginning of period	5,761	12,448

Cash and cash equivalents, end of period	$1,806	$5,761

Supplemental cash flow information:
Interest paid, net of interest capitalized	$(493)	$(73)
Income taxes paid	$(18)	$—
Supplemental disclosure for non-cash activity:
Business acquisition notes payable	$1,710	$—
Seller’s note payable	$115	$2,124
Accrued liability settled through issuance of stock	$127	$58
Increase in Series B preferred stock value in connection with dividends paid in-kind	$24	$—
Conversion of Class B common stock to Class A common stock	$2	$—
Extinguishment of Series B preferred stock	$1,011	$—
Increase in class A common stock par value in connection with issuance of stock compensation	$1	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data, number of units, or as otherwise noted)

1. ORGANIZATION

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted real estate development and services company primarily focused in the mid-Atlantic region of the United States. In 2018, the Company has changed its focus to commercial development, asset management, and provision of complementary real estate related services, transitioning from its primary reliance upon revenue generated by production-oriented, for-sale homebuilding. To accomplish the transition from homebuilding to the new lines of business, the Company will operate through two real estate focused platforms – CDS Asset Management, LC (“CAM”) and Comstock Real Estate Services, LC (“CRES”). References in this Annual Report on Form 10-K to “Comstock,” “Company,” “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

The Company’s Class A common stock is traded on the Nasdaq Capital Market (“NASDAQ”) under the symbol “CHCI”.

Liquidity Developments

We require capital to operate, to post deposits on new potential acquisitions, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital have historically included, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes and finished and raw building lots. The Company is involved in ongoing discussions with lenders and equity sources in order to obtain additional growth capital to fund various new business opportunities. See Note 10 for more details on our credit facilities and Note 15 for details on private placement offerings in 2017 and 2016.

As of December 31, 2017, $16.0 million of the Company’s secured project related notes were set to mature at various periods through the end of 2018. As of April 20, 2018, the Company has successfully extended or repaid all obligations with Lenders through April 20, 2018, as more fully described in Note 10 and Note 22, and we are actively engaging our lenders seeking long term extensions and modifications to the loans where necessary. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that if we default on an obligation, all debt with that particular institution could be called into default.

At December 31, 2017, $14.9 million of our notes payable to affiliates were set to mature prior to the end of 2018. These funds were primarily obtained from entities wholly owned by our Chief Executive Officer, who has unilateral ability to extend the maturity dates beyond 2018 as needed. The current performance of our projects has met all required servicing obligations required by the facilities. We are anticipating that with successful resolution of the debt extension discussions with our lenders, the recently completed capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. Refer to Note 10 for further discussion regarding extensions and Note 22 for other subsequent events impacting our credit facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies and practices used in the preparation of the consolidated financial statements is as follows:

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has control of the entity, in which case the entity would be consolidated. The Company had one joint venture investment accounted for using the equity method as of December 31, 2017 and 2016.

Cash and cash equivalents and restricted cash

Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. At times, the Company may have deposits with institutions in excess of federally insured limits. We monitor the cash balances in our bank accounts and adjust the balance as appropriate. To date, we have not experienced loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial market. At December 31, 2017 and 2016, the Company had restricted cash of $1.1 million and $1.2 million, respectively, related to restricted purchaser escrow deposits and cash held in escrow as collateral for letters of credit.

Trade Receivables

Trade receivables are recorded at the amount invoiced. We reduce accounts receivable by estimating an allowance for amounts that may become uncollectible in the future. Management determines the estimated allowance for uncollectible amounts based on their judgements in evaluating the aging of the receivables and the financial condition of our clients, which may be dependent on the type of client and the client’s current financial condition.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions and any other circumstances that may affect fair value including management’s plans for the property. For assets held for development and use, a write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable. As of December 31, 2017 and 2016, the Company did not have any development projects considered to be held for sale.

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

The following table is a summary of interest and real estate taxes incurred, capitalized and expensed for units settled:

	Twelve Months Ended December 31
	2017	2016
Total interest incurred and capitalized	$4,223	$3,227
Total real estate taxes incurred and capitalized	354	240

Total interest and real estate taxes incurred and capitalized	$4,577	$3,467

Interest expensed as a component of cost of sales	$2,604	$1,833
Real estate taxes expensed as a component of cost of sales	267	235

Interest and real estate taxes expensed as a component of cost of sales	$2,871	$2,068

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

The following is a breakdown of the interest and real estate taxes expensed in the consolidated statement of operations for the periods presented:

	Twelve Months Ended December 31,
	2017	2016
Interest incurred and expensed from entity level borrowings	$—	$876
Interest incurred and expensed for inactive projects	41	5
Real estate taxes incurred and expensed for inactive projects	—	5

	$41	$886

Fixed assets

Fixed assets are carried at cost less accumulated depreciation and are depreciated on the straight-line method over their estimated useful lives as follows:

Furniture and fixtures	7 years
Office equipment and vehicles	5 years
Leasehold improvements	life of related lease
Computer equipment	3 years
Capitalized software	3 years

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their separate accounts and any gain or loss on sale is reflected in operations. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business acquisition. Following an acquisition, we perform an analysis to value the acquired company’s tangible and identifiable intangible assets and liabilities. With respect to identifiable intangible assets, we consider backlog, non-compete agreements, client relations, trade names, patents and other assets. We amortize our intangible assets based on the period over which the contractual or economic benefits of the intangible assets are expected to be realized. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

We test our goodwill for impairment on an annual basis, and more frequently when an event occurs or circumstances indicate that the carrying value of the asset may not be recoverable. We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred.

We perform our annual goodwill impairment review during our fiscal fourth quarter and our first annual review will be performed in 2018. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

The impairment test for goodwill is a two-step process involving the comparison of the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. We estimate the fair value of reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the multiples from the income approach. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded. If our goodwill is impaired, we are required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements.

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

	Years ended December 31,
	2017	2016
Balance at beginning of period	$287	$312
Additions	178	233
Releases and/or charges incurred	(207)	(258)

Balance at end of period	$258	$287

Revenue recognition

We recognize revenues and related profits or losses from the sale of residential properties and units, finished lots and land sales when closing has occurred, full payment is reasonably assured, title and possession of the property has transferred to the buyer and we have no significant continuing involvement in the property. Other revenues include revenue from land sales, rental revenue from leased multi-family units, which is recognized ratably over the terms of the respective leases and revenue from construction services which is recognized under the percentage-of-completion method.

We consider revenue to be from homebuilding when there is a structure built or being built on the lot at closing when cash receipt is reasonably assured and the title is transferred along with the risks and rewards of ownership. Sales of lots occur, and are included in other revenues, when we sell raw land or finished home sites in advance of any home construction.

Revenues generated through real estate professional services such as management and administrative support, environmental design, engineering and remediation are recognized when the services have been provided, the benefits of the services are transferred to the customer and our performance obligations are satisfied.

Advertising costs

The total amount of advertising costs charged to operations for the year ended December 31, 2017 was $568, of which $560 was charged to sales and marketing and $8 was charged to general and administrative expenses. The total amount of advertising costs charged to operations for the year ended December 31, 2016 was $586, of which $542 was charged to sales and marketing and $44 was charged to general and administrative expenses.

Stock compensation

As discussed in Note 14, the Company sponsors stock option plans and restricted stock award plans. The Company accounts for its share-based awards pursuant to Accounting Standards Codification (“ASC”) 718, Share Based Payments. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the vesting period based on their fair values at the date of grant. For the year ended December 31, 2017, total stock based compensation cost was $405 of which, $346 was charged to expenses within ‘general and administrative’ and ‘cost of sales-other’ in the consolidated statement of operations, and $59 was capitalized to ‘Real estate inventories’. For the year ended December 31, 2016, total stock based compensation cost was $86 of which, $69 was charged to expenses within ‘general and administrative’ and ‘cost of sales-other’ in the consolidated statement of operations, and $17 was capitalized to ‘Real estate inventories’.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017 with an effective date of January 1, 2018. The results of the Tax Act include, among others, a reduction to the corporate federal income tax rate from 35% to 21%, the repeal of the Alternative Minimum Tax, and the allowance of net operating losses arising in tax years ending after 2017 to be carried forward indefinitely, subject to limitation. The law introduces substantial changes to the Internal Revenue Code, with extensive implications for our federal current and deferred income tax provision. For further information, see Note 19 of the Notes to Consolidated Financial Statement included in this report.

Loss per share

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the years ended December 31, 2017 and 2016 are presented on the consolidated statement of operations. Restricted stock awards, stock options and warrants for the years ended December 31, 2017 and 2016 are included in the diluted loss per share calculation using the treasury stock method and average market prices during the periods, unless the restricted stock award, stock options and warrants would be anti-dilutive.

As a result of net losses for the years ended December 31, 2017 and 2016, diluted net loss per share excludes the effects of common stock equivalents consisting of restricted stock awards and warrants, which are anti-dilutive. The following number of shares have been excluded from consideration in the calculation of diluted net loss per share were:

	Twelve Months Ended December 31,
	2017	2016
Restricted stock awards	83	—
Warrants	11	—

	94	—

As of December 31, 2017 and 2016, warrants of 763 and 851, respectively; stock options of 666 and 404, respectively; and restricted stock awards of zero and 22, respectively; were excluded from the table above as the shares related were considered anti-dilutive as a result of the treasury method calculation.

Comprehensive income (loss)

For the years ended December 31, 2017 and 2016, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the consolidated financial statements.

Segment reporting

During 2017 and 2016, we operated our business through three segments: Homebuilding, Multi-family and Real Estate Services. We are focused on the Washington, D.C. market. In 2018, we revised our business strategy and transitioned our business operations to three operating segments; Homebuilding, Asset Management and Real Estate Services.

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

In our Real Estate Services segment we pursue projects in all aspects of real estate management including strategic planning, land development, entitlement, property management, sales and marketing, workout and turnaround strategies, financing and general construction. We are able to provide a wide range of construction management, environmental assessments and remediation services, and general contracting services to other property owners.

The following disclosure includes the Company’s three reportable segments of Homebuilding, Multi-family and Real Estate Services. Each of these segments operates within the Company’s single Washington, D.C. reportable geographic segment.

	Homebuilding	Multi-Family	Real Estate Services	Total
Twelve Months Ended December 31, 2017
Gross revenue	$43,399	$—	$2,031	$45,430
Gross profit	2,814	—	(268)	2,546
Net (loss) income	(4,348)	—	(430)	(4,778)
Total assets	47,474	—	3,684	51,158
Depreciation, amortization, and stock based compensation	409	—	177	586
Interest expense	—	—	41	41
Twelve Months Ended December 31, 2016
Gross revenue	$40,696	$—	$884	$41,580
Gross profit	2,460	—	457	2,917
Net (loss) income	(7,219)	—	457	(6,762)
Total assets	59,688	—	133	59,821
Depreciation, amortization, and stock based compensation	258	—	10	268
Interest expense	881	—	—	881

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized in the valuation of real estate inventories, valuation of deferred tax assets, analysis of goodwill impairment, valuation of equity-based compensation, capitalization of costs, consolidation of variable interest entities and warranty reserves.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to the current year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for one year, which would make the guidance effective for the Company’s first fiscal year beginning after December 15, 2017. Entities may use either the full retrospective or modified retrospective methods of adoption. The Company has completed its evaluation of the impact of the adoption of ASU 2014-09 for its homebuilding and construction services revenue streams, and believes that there will be no material impact to its consolidated financial statements, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. The Company adopted using the modified retrospective method effective January 1, 2018 and anticipates completing the implementation in connection with its first quarter 2018 interim financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both ASU 2016-15 and ASU 2016-18 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods. The adoption of ASU 2016-15 will modify the Company’s current disclosures and reclassifications within the consolidated statement of cash flows but is not expected to have a material effect on the Company’s consolidated financial statements. The adoption of ASU 2016-18 will result in restricted cash of $1,141 being included with cash.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test and replaces the qualitative assessment. Impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. Under this revised guidance, failing Step 1 will always result in a goodwill impairment. The amendments in this update should be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material effect on our consolidated financial statements.

Other accounting pronouncements issued or effective during the year ended December 31, 2017 are not applicable to us or are not anticipated to have a material effect on our consolidated financial statements.

3. TRADE RECEIVABLES

Trade receivables include amounts due from real estate services, home sales transactions and amounts due from related parties with whom we have service arrangements.

	December 31,	December 31,
	2017	2016
Trade	$432	$—
Due from Settlement Attorneys	—	432
Related parties	145	132
Other	59	49

	636	613
Less : allowance for doubtful accounts	—	—

	$636	$613

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions and any other circumstances that may affect fair value including management’s plans for the property. At December 31, 2017 and 2016, the Company had no projects classified as held for sale.

During 2017 and 2016, as a result of our impairment analysis, the Company wrote off $0.5 million and $2.4 million, respectively, in feasibility, site securing, predevelopment, design, carry costs and related costs for certain of our communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions. Additionally, during 2016, the Company, through its subsidiaries, and the land seller of a community in the Washington, D.C. area entered into a settlement agreement, and the Company received a refund of $0.7 million representing a portion of the deposit deemed impaired during the Company’s impairment analysis in 2015.

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31, 2017	December 31, 2016
Land and land development costs	$24,304	$33,355
Cost of construction (including capitalized interest and real estate taxes)	20,407	16,487

	$44,711	$49,842

5. FIXED ASSETS, NET

Fixed assets consist of the following:

	December 31, 2017	December 31, 2016
Computer equipment and capitalized software	$731	$704
Furniture and fixtures	51	52
Office equipment	209	45
Vehicles	42	—

	1,033	801
Less : accumulated depreciation	(724)	(546)

	$309	$255

Depreciation and amortization expense, included in ‘general and administrative’ in the accompanying consolidated statements of operations, amounted to $178 and $181 for the years ended December 31, 2017 and 2016, respectively.

6. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 during 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest. The note bears a fixed interest rate of 6% per annum. As of December 31, 2017 and 2016, the outstanding balance of the note was $66 and $103, respectively, and was included within ‘Other assets’ in the accompanying consolidated balance sheets, the interest income of $5 and $7 for the years ended December 31, 2017 and 2016, respectively, was included in ‘Other income, net’ in the consolidated statements of operations.

7. GOODWILL AND INTANGIBLES

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

Based on an evaluation of the provisions of Accounting Standards Codification Topic 805, Business Combinations, (“ASC 805”), JK Environmental Services, LLC was determined to be the acquirer for accounting purposes. The table below summarizes the purchase price allocation based on the estimated fair value of net assets acquired at the date of acquisition.

ASSETS
Net Working Capital	$141
Net Fixed Assets	180
Intangible Assets	268
Goodwill	1,702

Total Purchase Price	$2,291

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the acquisition date, goodwill consisted primarily of synergies resulting from the combination, expected expanded opportunities for growth and production, and savings in corporate overhead costs.

Intangible assets include customer relationships which has an amortization period of four years.

December 31, 2017
Goodwill	$1,702
Intangibles	268

1,970
Less : accumulated amortization	(31)

$1,939

As of December 31, 2017, the future estimated amortization expense related to these intangible assets was:

Amortization Expense
2018	$67
2019	67
2020	67
2021	36
2022 and thereafter	—

Total	$237

8. OTHER ASSETS

Other assets consist of the following:

	December 31, 2017	December 31, 2016
Prepaid project costs	$—	$989
Deferred financing cost—line of credit	—	1,286
Bonds and escrow deposits	380	221
Other	905	846

	1,285	3,342
Less : accumulated amortization	(669)	(1,230)

	$616	$2,112

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2017	December 31, 2016
Trade and accrued payables	$8,279	$6,925
Warranty	258	287
Customer deposits	575	497
Other	4	12

	$9,116	$7,721

10. DEBT

Notes payable consisted of the following:

	December 31, 2017	December 31, 2016
Construction revolvers	$7,337	$6,429
Development and acquisition notes	11,584	16,278
Mezzanine notes	1,244	1,424
Line of credit	2,131	2,929
Secured-other	1,069	—

Total secured notes	23,365	27,060
Deferred financing charges, net of amortization	(150)	(133)

Net secured notes	23,215	26,927
Unsecured financing, net of unamortized deferred financing charges of $55 and $121	1,285	911
Notes payable, unsecured, net of $2.0 and $2.1 million discount and unamortized deferred financing charges, respectively	14,893	15,866

Total notes payable	$39,393	$43,704

As of December 31, 2017, maturities of our borrowings are as follows:

2018	$33,510
2019	4,080
2020	124
2021	—
2022 and thereafter	1,679

Total	$39,393

We are in active discussions with our lenders with respect to the 2018 maturities and are seeking extensions and modifications to the credit facilities and loans as necessary. See Note 22 for further discussion on repayments and extensions subsequent to December 31, 2017.

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

As of December 31, 2017 and 2016, the Company had secured construction revolving credit facilities with a maximum loan commitment of $24.8 million and $26.6 million, respectively. The Company may borrow under these facilities to fund its homebuilding activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of December 31, 2017 and 2016, the Company had approximately $17.5 million and $20.2 million, respectively, of unused loan commitments. The Company had $7.3 million and $6.4 million of outstanding construction borrowings as of December 31, 2017 and 2016, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At December 31, 2017 and 2016, the weighted average interest rate on the Company’s outstanding construction revolving facility was 4.7% and 4.6%, respectively. The secured debt facilities have maturity dates ranging from January 2018 to February 2019, including extensions subject to certain conditions. Subsequent to year end, during the first quarter of 2018, $7.4 million of the outstanding construction revolving credit facilities at December 31, 2017 matured therefore, the Company secured extensions for these facilities. See Note 22 for further discussions on the extensions.

As of December 31, 2017 and 2016, the Company had approximately $28.5 million and $27.8 million, respectively, of aggregate acquisition and development maximum loan commitments of which $11.6 million and $16.3 million, respectively, was outstanding. The acquisition and development loans have maturity dates ranging from January 2018 to March 2019, including auto extension subject to certain conditions and bear interest at a rate based on LIBOR and Prime Rate pricing options, with interest rate floors ranging from 4.5% to 12.0%. As of December 31, 2017 and 2016, the weighted average interest rates were 7.1% per annum and 5.2% per annum, respectively.

During 2017 and 2016, the Company had one mezzanine loan that is being used to finance the development of the Momentum | Shady Grove project. The maximum principal commitment amount of this loan was $1.1 million, of which $1.2 and $1.4 million, respectively, of principal and accrued interest was outstanding at December 31, 2017 and 2016. This financing carries an annual interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity. This financing has a maturity date of June 30, 2018 and is guaranteed by the Company and our Chief Executive Officer.

Line of credit – secured

At December 31, 2017 and 2016, the Company had a secured revolving line of credit amounting to $3.0 million, of which $2.1 million and $2.9 million was outstanding at December 31, 2017 and 2016, respectively. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries in the Washington, D.C., metropolitan area and is used to finance the predevelopment related expenses and deposits for current and future projects. This line of credit bears a variable interest rate tied to one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. At December 31, 2017 and 2016, the interest rate was 5.00%. This line of credit also calls for the Company to adhere to financial covenants such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA, as defined in the agreement, measured on a twelve month basis. The Company obtained a waiver from the financial institution for not meeting the minimum EBITDA measure and the minimum liquidity requirement as of December 31, 2017, but was in compliance with the minimum net worth requirement as dictated by the line of credit agreement as of December 31, 2017. This line of credit is guaranteed by our Chief Executive Officer. This line of credit matures on June 30, 2018.

Secured – other

As of December 31, 2017, the Company had one secured loan related to the newly created entity, JK, with an outstanding balance of $1.1 million. This financing carries a fixed interest rate of 6.0%, and has a maturity date of October 17, 2022. This financing is secured by the assets of JK and is guaranteed by our Chief Executive Officer.

Unsecured notes

At December 31, 2017 and December 31, 2016, the Company had $0.6 million and $1.0 million, respectively, outstanding to a bank under a 10-year unsecured note maturing December 28, 2018. Interest is charged on this financing at LIBOR plus 2.2%. At December 31, 2017 and 2016, the interest rate was 3.6% and 2.9%, respectively. The Company is required to make monthly principal and interest payments through maturity.

As of December 31, 2017, the Company had two unsecured seller-financed promissory notes with outstanding balances totaling $0.7 million. The first note, in the amount of $0.1 million, carries an annual interest rate of the prime rate plus 5%. This financing has a maturity date of February 27, 2020, and is guaranteed by our Chief Executive Officer. As of December 31, 2017, the interest rate was 9.5%. The second note, resulting from the newly created entity, JK, on July 17, 2017, has an outstanding balance of $0.6 million as of December 31, 2017. This financing carries an annual interest rate of LIBOR plus 3% and has a maturity date of July 17, 2022. At December 31, 2017, the interest rate was 4.56%. See Note 7 for further discussion of the business acquisition.

Notes payable to affiliate—unsecured

Comstock Growth Fund

On October 17, 2014, Comstock Growth Fund (“CGF”) entered into a subscription agreement with Comstock Development Services (“CDS”), pursuant to which CDS purchased membership interests in CGF for a principal amount of $10.0 million (the “CGF Private Placement”). Other purchasers who subsequently purchased interests in the private placement included members of the Company’s management and board of directors and other third party accredited investors for an additional principal amount of $6.2 million.

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term (the “Original Promissory Note”). On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25.0 million. The loan bears interest at a floating rate based on the 30 day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10%

annually based on the average outstanding balance for the prior year. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $11.3 million and $12.6 million of outstanding borrowings under the CGF loan, net of discounts, as of December 31, 2017 and 2016, respectively. As of December 31, 2017, and 2016, the interest rate was 11.9% and 10.4% per annum, respectively. For the years ended December 31, 2017 and 2016, the Company made interest payments of $1.5 million and $1.6 million, respectively. During the years ended December 31, 2017 and 2016, the Company made principal payments to CGF of $1.5 million and $1.6 million, respectively. Subsequent to year end, the Company secured an extension on the CGF loan, providing for a new maturity date of April 16, 2019. See Note 22 for further discussion on the extension.

Comstock Growth Fund II

On December 29, 2015, the Company entered into a revolving line of credit promissory note with Comstock Growth Fund II (“CGF II”) whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two-year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The funds obtained from the loan are being used by the Company (i) to capitalize the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, and (iii) for general corporate purposes. On December 29, 2017, the CGF II loan was extended one year to December 29, 2018. As of December 31, 2017 and December 31, 2016, $3.6 million and $3.3 million, respectively, was outstanding in principal and accrued interest under the CGF II loan.

11. COMMITMENTS AND CONTINGENCIES

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At December 31, 2017 and 2016, the Company had issued $1.1 million in letters of credit. At December 31, 2017 and 2016, the Company had $4.0 million and $4.2 million in performance and payment bonds, respectively, outstanding to third parties. No amounts have been drawn against these letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of December 31, 2017 and 2016, we had approximately $1.0 million and $0.8 million, respectively, in these escrow accounts, which are included in ‘Restricted cash’ in the consolidated balance sheets.

12. FAIR VALUE DISCLOSURES

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable are reasonable estimates of their fair values based on their short maturities.

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

	December 31, 2017	December 31, 2016
Carrying amount	$39,393	$43,704
Fair value	$38,899	$44,986

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

The Company may also value its non-financial assets and liabilities, including items such as real estate inventories and long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3. See Note 2 for further discussion of the valuation techniques and inputs used.

During 2017 and 2016, as a result of our impairment analysis, the Company wrote off $0.5 million and $2.4 million, respectively, in feasibility, site securing, predevelopment, design, carry costs and related costs for certain of our communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions. Additionally, during 2016, the Company, through its subsidiaries, and the land seller of a community in the Washington, D.C. area entered into a settlement agreement, and the Company received a refund of $0.7 million representing a portion of the deposit deemed impaired during the Company’s impairment analysis in 2015.

13. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. The Company matches 100% of the employee’s contribution, up to 3% of each participant’s gross salary and 50% of the employee’s contribution above 3% not exceeding 4% of the participant’s gross salary, per pay period. Contributions made by the Company become fully vested after six years of service. The total amount matched during the years ended December 31, 2017 and 2016 was $35 and $56, respectively.

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

The Plan authorized 1.0 million shares of our Class A Common Stock with an automatic annual increase on January 1 of each successive year of the lesser of (i) 3% of the Class A common stock outstanding or (ii) 107 shares. As of December 31, 2017 and 2016, there were 0.4 million and 0.3 million shares, respectively, available for issuance under the Plan (as amended).

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

The following table summarizes the assumptions used to calculate the fair value of options during 2017. No options were granted in 2016.

2017
Weighted average fair value of options granted	$1.20
Dividend yields	—
Expected volatility	70.60%-79.40%
Weighted average expected volatility	72.73%
Risk free interest rates	2.15%
Weighted average expected term (in years)	6.25

The following table summarizes information about stock option activity:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2016	174	$8.39
Granted	—	—
Exercised	—	—
Forfeited or Expired	(62)	8.82

Outstanding at December 31, 2016	112	$8.16
Granted	345	1.89
Exercised	—	—
Forfeited or Expired	(21)	7.06

Outstanding at December 31, 2017	436	$3.25	$—

Exercisable at December 31, 2017	86	$8.46	$—

As of December 31, 2017 and 2016, the weighted-average remaining contractual term of unexercised stock options was 8.5 years and 4.8 years, respectively.

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted nonvested at January 1, 2016	12	$12.42
Granted	20	1.89
Vested	(12)	12.42
Forfeited or Expired	—	—

Outstanding at December 31, 2016	20	$1.89
Granted	245	2.13
Vested	(22)	1.88
Forfeited or Expired	—	—

Nonvested at December 31, 2017	243	$2.16

As of December 31, 2017 and 2016, there was $0.6 million and $0.1 million, respectively, of unrecognized compensation cost related to stock options and restricted stock issuances granted under the Plan. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

In November 2014, our board of directors approved a share repurchase program authorizing the Company to repurchase up to 429 thousand shares of our Class A common stock in one or more open market or privately negotiated transactions depending on market price and other factors.

At December 31, 2017 and 2016, 404 thousand shares of our Class A common stock remain available for repurchase pursuant to our share repurchase agreement.

15. CONSOLIDATION OF VARIABLE INTEREST ENTITIES

GAAP requires a VIE to be consolidated by the company that is the primary beneficiary. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method. Comstock’s variable interests in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided to and or guaranteed for a VIE. We examine specific criteria and use judgment when determining if Comstock is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions and contracts to purchase assets from VIEs.

Consolidated Real Estate Inventories

Included within the Company’s real estate inventories at December 31, 2017 and 2016 are several projects that are determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During 2016, New Hampshire Ave. Ventures, LLC distributed $1.9 million to its non-controlling interest member, 6000 New Hampshire Avenue, LLC. No such distributions were made during 2017.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). In connection with the Comstock VIII Private Placement, the Company issued 15 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Operating Officer and the former Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement have been used for the construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. During 2016 the Company paid distributions in the amount of $3.1 million, to the Comstock VIII Class B Members. In January 2017, the Company fully redeemed the remaining equity interest of Class B Members in Comstock VIII after paying $1.9 million in distributions.

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. In October 2017, the Company fully redeemed the remaining equity interest of Class B Members in Comstock IX after paying $3.5 million in distributions. No such distributions were made in 2016.

In August 2016, Comstock Investors X, L.C. (“Comstock X”) entered into a subscription agreement with an accredited investor (“Comstock X Class B Member”), pursuant to which the Comstock X Class B Member purchased membership interests in Comstock X for an initial amount of $5.0 million, which is part of an aggregate capital raise of $14.5 million (the “Comstock X Private Placement”). The Comstock X Class B Member is Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, our Chief Executive Officer. In October 2016, the Comstock X Class B Member purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million. In connection with the Comstock X Private Placement, the Company issued a total of 150 warrants for the purchase of shares of the Company’s Class A common stock, having an aggregate fair value of $258. The Comstock X Member is entitled to a cumulative, preferred return of 6% per annum, compounded annually on the capital account balance. The Company has the right to repurchase the interest of the Comstock X Class B Member at any time, provided that (i) all of the Comstock X Class B Members’ interest is acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock X Class B Members’ capital account plus accrued priority return. In October 2017, the Operating Agreement for Comstock X was amended to increase the maximum capital raise to $19.5 million. Additionally, in October 2017, Comstock X received proceeds of $5.0 million under the amended Operating Agreement to be used for the planned construction of the Company’s Totten Mews, Towns at 1333, Richmond Station, and Marwood East projects. As part of this additional contribution, 50,000 warrants for the purchase of the Company’s Class A common stock, having an aggregate fair value of $258. The Company evaluated Comstock X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. During 2017, the Company distributed $1.0 million to its non-controlling interest member. No such distributions were made during 2016.

At December 31, 2017 and December 31, 2016, the distributions and contributions for the VIEs discussed above are included within the ‘non-controlling interest’ classification in the consolidated statement of changes in stockholder’s equity.

At December 31, 2017 and December 31, 2016, total assets of these VIEs were approximately $30.6 million and $38.1 million, respectively, and total liabilities were approximately $15.9 million and $18.5 million, respectively. The classification of these assets is primarily within ‘real estate inventories’ and the classification of liabilities are primarily within ‘notes payable – secured by real estate inventories’ and ‘accounts payable and accrued liabilities’ in the consolidated balance sheets.

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

The Company does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of ASC 810-10, Consolidation. This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holder’s returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under the provision of ASC 810-10. The Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs, including the power to site plan and engineer the developments, finance the parcels under option contract, and develop the raw parcels under option contract into finished lots. The third party retains these rights under the fixed purchase price agreements until title is transferred to the Company upon settlement of the transaction, or a portion of the transactions as defined. Therefore, the Company has not consolidated these VIEs in the consolidated balance sheets. As of December 31, 2017, the Company did not have any outstanding land purchase options.

16. RELATED PARTY TRANSACTIONS

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our CEO. Future minimum lease payments under this lease, which expires in 2018, is $0.2 million.

For each of the years ended December 31, 2017 and 2016, total rental payments made were $0.2 million and $0.3 million, respectively. Rent expense for the years ended December 31, 2017 and 2016 was $0.2 million and $0.3 million, respectively.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by the Chief Executive Officer, to provide services related to real estate development and improvements, legal, accounting, marketing, information technology and additional support services. For the years ended December 31, 2017 and 2016, the Company billed Comstock Asset Management, L.C. $1.1 million and $0.9 million, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – other’ within the accompanying consolidated statements of operations. As of December 31, 2017 and 2016, the Company was owed $145 and $132, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

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

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum capacity of up to $20.0 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25.0 million. All of the other terms of the unsecured promissory note remained the same. The Company borrowed additional principal loan amount of $6.2 million under the Amended and Restated CGF promissory note bringing the total aggregate principal amount borrowed to $16.2 million. The CGF loan has a three-year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. See Note 10 for further discussion of transactions entered with CGF.

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

On December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two-year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. On December 29, 2017, the CGF II loan was extended one year to December 29, 2018. As of December 31, 2017 and December 31, 2016, $3.6 million and $3.3 million, respectively, was outstanding in principal and accrued interest under the CGF II loan.

On March 22, 2017, the Company entered into a Share Exchange Agreement with the holders of the Company’s Series B Preferred Stock pursuant to which the Company exchanged 858,210 shares of the Company’s Series B Preferred Stock for 772,210 shares of the Company’s newly created Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Series B Preferred Stock, together with all accrued dividends earned through the conversion date, was retired upon re-acquisition and the fair value of the Series C Preferred Stock is recorded in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. The difference in fair value from the extinguishment of the Series B Preferred Stock and issuance of the Series C Preferred Stock of $1,011 was recorded in the accompanying consolidated statement of operations. For the year ended December 31, 2017, 15,663 shares of the Series B Preferred Stock, with a liquidation value of $78, were paid-in-kind, and were retired in the conversion. For the year ended December 31, 2016, 69,639 shares of the Series B Preferred Stock, with a liquidation value of $348, were paid in-kind, and are included in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets.

See Note 15 for a summary of the Comstock VII Private Placement and the Comstock VIII Private Placement which involved certain of our officers and directors and Note 10 to the consolidated financial statements for further description of the CGF Private Placement and the CGF II Private Placement.

See Note 15 for a summary of the Comstock X Private Placement which involved a wholly owned entity of the Chief Executive Officer of the Company.

17. WARRANTS

As part of the Comstock VII Private Placement discussed in Note 15, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock VII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests in the offering that equaled or exceeded an initial investment amount of $250. The warrants represent the right to purchase an aggregate amount of up to 16 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to March 14, 2023.

In addition, as part of the Comstock VIII Private Placement discussed in Note 15, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock VIII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests that equaled or exceeded an initial investment amount of $250. The warrants represent the right to purchase an aggregate amount of up to 15 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to December 12, 2023.

Also, as part of the Comstock X Private Placement discussed in Note 15, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock X Class B Member. The warrants represent the right to purchase an aggregate amount of up to 150 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to August 15, 2026.

As part of the additional $5.0 million contribution received from Comstock X in October 2017, an additional 50 warrants to purchase the Company’s Class A common stock were issued. These warrants have the same terms and provisions as the original 150 warrants issued in August 2016. These warrants may be exercised any time prior to October 16, 2027.

As discussed in Note 10, as part of the CGF Private Placement, depending upon the investment amount, purchasers of interests in CGF other than CDS received warrants that represent the right to purchase a certain number of shares of the Company’s Class A common stock. For purchasers who are not affiliates or insiders, the warrants have initial exercise prices ranging from $4.91 to $7.63. The exercise prices of the warrants to affiliates and insiders range from $7.30 to $7.63. The warrants contain a cashless exercise provision. In the event a purchaser exercises the warrant on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time within ten years from the date of issuance. As of December 31, 2017, the warrants represent the right to purchase an aggregate amount of up to 76 shares of our Class A common stock.

In connection with entering into the SunBridge (“BridgeCom”) loan agreement in 2011, the Company issued warrants to purchase shares of the Company’s Class A common stock to BridgeCom Development I, LLC, an affiliate of SunBridge. The warrants represent the right to purchase an aggregate amount of up to 143 shares of the Company’s Class A common stock. The warrants have an initial exercise price of $7.21. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to July 12, 2021. On May 29, 2012, the Company repaid the SunBridge loans in full and the SunBridge warrants remain unexercised as of December 31, 2017.

18. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture was $27 and $54 as of December 31, 2017 and 2016, respectively, and is included within ‘Other assets, net’ in the accompanying consolidated balance sheets. Earnings for the years ended December 31, 2017 and 2016, from this unconsolidated joint venture of $53 and $87, respectively, is included in ‘Other income, net’ in the accompanying consolidated statement of operations. During the years ended December 31, 2017 and 2016, the Company collected and recorded a distribution of $83 and $102, respectively, from this joint venture as a return on investment.

Summarized unaudited financial information for the unconsolidated joint venture is as follows:

	Twelve Months Ended December 31,
	2017	2016
Statement of Operations:
Total net revenue	$219	$290
Total expenses	114	117

Net income	$105	$173

Comstock Holding Companies, Inc. share of net income	$53	$87

19. INCOME TAXES

During the year ended December 31, 2017, the Company recognized income tax expense of $38 thousand and the effective tax rate was 0.91%. During the year ended December 31, 2016, the Company recognized income tax expense of $55 thousand and the effective tax rate was 0.82%.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017, resulting in significant changes to the taxation of corporations and individuals. For corporate taxpayers, the Tax Act lowers the corporate tax rate, from 35% to 21%, which requires the Company to re-measure net deferred tax assets in the period of enactment as a discrete item within the income tax provision. As of result of the decrease in the federal tax rate, a decrease of net deferred tax assets of approximately $20 million was recorded. This decrease is substantially offset by the Company’s valuation allowance.

The Company currently has approximately $144 million in federal and state Net Operating Losses (“NOLs), which based on current statutory tax rates, including the lower corporate tax rate enacted by the Tax Act. If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2017, the three-year cumulative shift in ownership of the Company’s stock has not triggered an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of December 31, 2017, because the Company has recorded a full valuation allowance on substantially all of its net deferred tax assets.

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

The Company has not recorded any accruals related to uncertain tax positions as of December 31, 2017 and 2016, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2016 tax years remain subject to examination by federal and most state tax authorities. The income tax provision consists of the following as of December 31:

	2017	2016
Current:
Federal	$—	$—
State	24	37

	24	37
Deferred:
Federal	15,171	3,967
State	2,724	742

	17,895	4,709
Valuation allowance	(17,881)	(4,691)

Total income tax expense	$38	$55

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Inventory	$834	$1,766
Warranty	67	113
Net operating loss and tax credit carryforwards	37,045	53,721
Accrued expenses	4	7
Stock based compensation	352	387
Investment in affiliates	48	—

	38,350	55,994
Less—valuation allowance	(38,328)	(55,739)

Net deferred tax assets	22	255
Deferred tax liabilities:
Depreciation and amortization	(21)	(46)
Investment in affiliates	—	(209)
Goodwill amortization	(15)	—

Net deferred tax liabilities	(36)	(255)

Net deferred tax assets (liabilities)	$(14)	$—

A reconciliation of the statutory rate and the effective tax rate after adjustments for non-includable partnership income arising from non-controlling interest follows:

	2017	2016
Federal statutory rate	(35.00%)	(35.00%)
State income taxes—net of federal benefit	(3.90%)	(3.90%)
Permanent differences	(10.94%)	(12.87%)
Return to provision adjustments	5.18%	(18.16%)
Change in valuation allowance	(417.08%)	69.93%
Current state income tax	0.56%	0.82%
Change in enacted rate	462.23%	0.00%
Other, net	(0.15%)	0.00%

Effective tax rate	0.91%	0.82%

20. PREFERRED STOCK

On March 22, 2017, the Company entered into a Share Exchange Agreement with the holders of the Company’s Series B Preferred Stock pursuant to which the Company exchanged 858,210 shares of the Company’s Series B Preferred Stock for 772,210 shares of the Company’s newly created Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Series B Preferred Stock, together with all accrued dividends earned through the conversion date, was retired upon re-acquisition and the fair value of the Series C Preferred Stock is recorded in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. The difference in fair value from the extinguishment of the Series B Preferred Stock and issuance of the Series C Preferred Stock of $1,011 was recorded in the accompanying consolidated statements of operations. For the year ended December 31, 2017, 15,663 shares of the Series B Preferred Stock, with a liquidation value of $78, were paid-in-kind, and were retired in the conversion. For the year ended December 31, 2016, 69,639 shares of the Series B Preferred Stock, with a liquidation value of $348, were paid in-kind, and are included in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets.

21. QUARTERLY RESULTS (unaudited)

Quarterly results for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share amounts):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Revenues	$10,268	$10,520	$13,815	$10,827
Operating loss	(684)	(563)	(1,193)	(2,366)
Loss before income tax expense	(664)	(535)	(1,172)	(2,369)
Net loss	(664)	(535)	(1,201)	(2,378)
Net income (loss) attributable to common stockholders	286	387	(1,510)	(3,255)
Basic income (loss) per share	0.09	0.12	(0.45)	(0.98)
Diluted income (loss) per share	0.08	0.11	(0.45)	(0.98)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenues	$9,706	$9,978	$13,103	$8,793
Operating loss	(1,271)	(1,442)	(854)	(3,297)
Loss before income tax expense	(1,263)	(1,429)	(756)	(3,259)
Net loss	(1,288)	(1,461)	(756)	(3,257)
Net loss attributable to common stockholders	(1,724)	(1,995)	(1,046)	(4,576)
Basic loss per share	(0.55)	(0.60)	(0.34)	(1.38)
Diluted loss per share	(0.55)	(0.60)	(0.34)	(1.38)

22. SUBSEQUENT EVENTS

On January 15, 2018, the Company extended its revolving acquisition and construction loans related to The Towns at 1333 Project. The loans had an initial maturity date of January 15, 2018 and the subsequent extensions provide for a maturity date January 19, 2019. All other terms of the original agreements remain in full force and effect. As of December 31, 2017, the Company had $5.2 million in outstanding borrowings under this revolving credit facility.

On March 15, 2018, the Company extended its credit line deed of trust note for acquisition and construction related to the Woods at Spring Ridge Project. The note had an initial maturity date of March 15, 2018 and the subsequent extension provides for a maturity date of June 15, 2018. The note is modified to state that the lender, after June 15, 2018, shall have no obligation to approve a new construction loan under the construction line for any lot or unit pursuant to the loan approval conditions set forth in the loan agreement or to make any further advances of loan proceeds under the loans. All other terms and conditions of the original agreements remain in full force and effect. As of December 31, 2017, the Company had $2.2 million in outstanding borrowings under this revolving credit facility.

On March 30, 2018, CDS Asset Management, L.C. (“CAM”), an entity wholly owned by the Company, entered into a master asset management agreement (“the Agreement”) with Comstock Development Services LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of the Company. The effective date of this agreement is January 2, 2018. Entering into the Agreement is part of the Company’s strategic plan to transform its business model from for-sale homebuilding to commercial development, asset management and real estate services. The Company intends to concurrently wind down its current for-sale homebuilding business.

Pursuant to the Agreement, CDS will pay CAM an annual cost-plus fee (the “Annual Fee”) in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to the Comstock Real Estate Portfolio pursuant to the Agreement, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000.

On April 16, 2018, the Company extended its notes payable with Comstock Growth Fund I. This loan had a maturity date of April 16, 2018 and the extension provides for a maturity date of April 16, 2019. As of December 31, 2017, the Company had $11.3 million of principal and interest, net of discounts, outstanding under the credit facility.