Form 10-Q
period 2018-03-31
Comstock Holding Companies, Inc.
filed 2018-05-16
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

As of May 16, 2018, 3,674,461 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$987	$1,806
Restricted cash	1,212	1,141
Trade receivables	634	491
Trade receivables - related party	3,976	145
Real estate inventories	43,010	44,711
Fixed assets, net	299	309
Goodwill and intangibles	1,922	1,939
Other assets, net	1,258	616

TOTAL ASSETS	$53,298	$51,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$8,486	$9,116
Deferred revenue	3,192	—
Notes payable - secured by real estate inventories, net of deferred financing charges	22,890	23,215
Notes payable - due to affiliates, unsecured, net of discount and deferred financing charges	15,346	14,893
Notes payable - unsecured, net of deferred financing charges	1,220	1,285
Income taxes payable	45	39

TOTAL LIABILITIES	51,179	48,548

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT)
Series C preferred stock $0.01 par value, 3,000,000 shares authorized, 579,158 shares issued and liquidation preference of $2,896 at March 31, 2018 and December 31, 2017, respectively	$442	$442
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 3,374,461 and 3,295,518 issued, and outstanding, respectively	34	33
Class B common stock, $0.01 par value, 220,250 shares authorized, issued,	2	2
and outstanding, respectively
Additional paid-in capital	177,747	177,612
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(190,526)	(189,803)

TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(14,963)	(14,376)
Non-controlling interests	17,082	16,986

TOTAL EQUITY	2,119	2,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,298	$51,158

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Revenue—homebuilding	$5,561	$10,064
Revenue—asset management	2,791	—
Revenue—real estate services	447	204

Total revenue	8,799	10,268

Expenses
Cost of sales—homebuilding	5,495	9,101
Cost of sales—asset management	2,541	—
Cost of sales—real estate services	177	224
Impairment charges	558	—
Sales and marketing	219	381
General and administrative	360	1,246
Interest and real estate taxes	85	—

Operating loss	(636)	(684)
Other income, net	14	20

Loss before income tax expense	(622)	(664)
Income tax expense	(6)	—

Net loss	(628)	(664)
Net income (loss) attributable to non-controlling interests	95	(17)

Net loss attributable to Comstock Holding Companies, Inc.	(723)	(647)
Paid-in-kind dividends on Series B Preferred Stock	—	78
Extinguishment of Series B Preferred Stock	—	(1,011)

Net (loss) income attributable to common stockholders	$(723)	$286

Basic net (loss) income per share	$(0.21)	$0.09
Diluted net (loss) income per share	$(0.21)	$0.08

Basic weighted average shares outstanding	3,448	3,343
Diluted weighted average shares outstanding	3,448	3,373

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(628)	$(664)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	150	210
Depreciation expense	57	37
Earnings from unconsolidated joint venture, net of distributions	4	18
Stock compensation	86	32
Impairment charges	558	—
Changes in operating assets and liabilities:
Trade receivables	(5,216)	469
Real estate inventories	1,157	524
Other assets	(655)	550
Accrued interest	592	253
Accounts payable and accrued liabilities	3,840	(754)
Income taxes payable	6	—

Net cash (used in) provided by operating activities	(49)	675

Cash flows from investing activities:
Purchase of fixed assets	(46)	(1)
Principal received on note receivable	9	9

Net cash (used in) provided by investing activities	(37)	8

Cash flows from financing activities:
Proceeds from notes payable	2,853	5,499
Payments on notes payable	(3,458)	(5,981)
Loan financing costs	(57)	(71)
Distributions to non-controlling interests	—	(1,908)

Net cash used in financing activities	(662)	(2,461)

Net decrease in cash, restricted cash, and cash equivalents	(748)	(1,778)
Cash, restricted cash, and cash equivalents, beginning of period	2,947	6,999

Cash, restricted cash, and cash equivalents, end of period	$2,199	$5,221

Supplemental cash flow information:
Interest paid, net of interest capitalized	$605	$243
Supplemental disclosure for non-cash activity:
Seller’s note payable	$—	$115
Accrued liability settled through issuance of stock	$—	$32
Increase in Series B preferred stock value in connection with dividends paid in-kind	$—	$24
Extinguishment of Series B Preferred Stock	$—	$1,011

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts are in thousands, except per share data, number of units, or as otherwise noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted real estate development and services company primarily focused in the mid-Atlantic region of the United States. In 2018, the Company has made a strategic decision to transform its operational platform from for sale production homebuilding to asset management, commercial development and complementary real estate related services. Moving forward, along with the buildout of the existing homebuilding pipeline, the Company will operate through two primary real estate focused platforms – CDS Asset Management, LC (“CAM”) and Comstock Real Estate Services, LC (“CRES”). Concurrently, the Company will wind down its on-balance sheet production homebuilding. References in these consolidated financial statements on Form 10-Q to “Comstock,” “Company”, “CAM”, “CRES”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

The Company’s Class A common stock is traded on the NASDAQ Capital Market under the symbol “CHCI” and has no public trading history prior to December 17, 2004.

Throughout this quarterly report on Form 10-Q, amounts are in thousands, except per share data, number of units, or as otherwise noted.

For the three months ended March 31, 2018 and 2017, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

Liquidity and Capital Resources

The Company requires capital to operate, manage assets, provide real estate services, develop land, construct homes, and fund carrying costs and overhead. These expenditures include payroll, engineering, entitlement, utilities and interest as well as the construction costs of our projects. Its sources of capital include fees generated from various asset management agreements, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes fees generated from service agreements and the sale and delivery of constructed homes, and the potential sale of public debt and equity securities. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities.

The Company has outstanding borrowings with various financial institutions and other lenders that have been used to finance the acquisition of new service business opportunities, as well as acquisition, development and construction of real estate projects. It has generally financed its development and construction activities on a single or multiple project basis so it is not uncommon for each of our projects or collection of our projects to have a separate credit facility. Accordingly, the Company typically has had numerous credit facilities and lenders.

As of March 31, 2018, $29.4 million of the Company’s outstanding credit facilities and project related loans mature at various periods through the end of 2018. Active discussions are taking place with our lenders to seek long term extensions and modifications to these loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If the Company fails to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. Refer to Note 12 – Debt for further discussion regarding the Company’s credit facilities and Note 23 – Subsequent Events for other subsequent events impacting our credit facilities’ extensions.

At March 31, 2018, $15.3 million of the Company’s notes payable to affiliates were set to mature prior to the end of 2018. These funds were primarily obtained from entities wholly owned by our Chief Executive Officer, who has unilateral ability to extend the maturity dates beyond 2018 as needed. The current performance of our projects has met all required servicing obligations required by the facilities. We are anticipating that with successful resolution of the debt extension discussions with our lenders, the recently completed capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that the Company will be successful in its efforts. See Note 18 – Related Party Transactions in the accompanying consolidated financial statements for details on private placement offerings.

Recent Developments

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for one year, which would make the guidance effective for the Company’s first fiscal year beginning after December 15, 2017. The Company adopted this standard using the modified retrospective method effective January 1, 2018. There were no material adjustments to the financial statements as a result of this adoption. Refer to Note 9 – Revenue for further information regarding revenue from contracts with customers.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both ASU 2016-15 and ASU 2016-18 were adopted for the Company’s fiscal year beginning January 1, 2018. The adoption resulted in presentation reclassification of cash and restricted cash for the three months ended March 31, 2018 and 2017 of $1.2 million and $1.5 million, respectively, in its consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The standard requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in ASU 2017-01 will be applied prospectively beginning January 1, 2018. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this update will be applied prospectively to an award modified on or after the adoption date, January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Standards

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The Tax Cuts and Jobs Act (the “Act”) changes existing United States tax law and includes numerous provisions that will affect businesses. The Act, for instance, introduces changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. ASC Topic 740 provides accounting and disclosure guidance regarding the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. In accordance with SEC Staff Accounting Bulletin (SAB) 118, entities that elect to record provisional amounts must base them on reasonable estimates and may adjust those amounts for a period of up to a year after the December 22, 2017 enactment date. We do not expect the amendments of ASU 2018-05 to have a material effect on our consolidated financial statements.

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

We assessed other accounting pronouncements issued or effective during the three months ended March 31, 2018 and deemed they were not applicable to us and are not anticipated to have a material effect on our consolidated financial statements.

2. TRADE RECEIVABLES

Trade receivables include amounts due from real estate services, asset management, commercial development, home sales transactions and amounts due from related parties with whom we have service arrangements.

	March 31,	December 31,
	2018	2017
Trade	$332	$432
Due from settlement attorneys	120	—
Other	182	59

	634	491
Less : allowance for doubtful accounts	—	—

	$634	$491

3. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	March 31,	December 31,
	2018	2017
Land and land development costs	$22,407	$24,304
Cost of construction (including capitalized interest and real estate taxes)	20,603	20,407

	$43,010	$44,711

During the three months ended March 31, 2018, as a result of our impairment analysis, the Company wrote off $0.6 million of feasibility, site securing, predevelopment, design, carry costs and related costs for one of its communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and market conditions. There were no impairment charges recorded during the three months ended March 31, 2017.

4. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 in September 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest. This note bears a fixed interest rate of 6% per annum. As of March 31, 2018, and December 31, 2017, the outstanding balance of the note was $57 and $66, respectively, and is included within ‘Other assets’ in the accompanying consolidated balance sheets. The interest income of $1 for the three months ended March 31, 2018 and 2017, is included in ‘Other income, net’ in the consolidated statements of operations.

5. GOODWILL & INTANGIBLES

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

Goodwill represents the excess of the acquisition purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the acquisition date, goodwill consisted primarily of synergies resulting from the combination, expected expanded opportunities for growth and production, and savings in corporate overhead costs.

Intangible assets include customer relationships which has an amortization period of four years.

	March 31,	December 31,
	2018	2017
Goodwill	$1,702	$1,702
Intangibles	268	268

	1,970	1,970
Less : accumulated amortization	(48)	(31)

	$1,922	$1,939

As of March 31, 2018, the future estimated amortization expense related to these intangible assets was:

Amortization
Expense
2018	$50
2019	67
2020	67
2021	36
2022 and thereafter	—

Total	$220

6. OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2018	2017
Bonds and escrow deposits	$628	$380
Prepaid insurance	496	486
Other	289	419

	1,413	1,285
Less : accumulated amortization	(155)	(669)

	$1,258	$616

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2018	2017
Trade and accrued payables	$7,409	$8,279
Warranty	227	258
Customer deposits	850	575
Other	—	4

	$8,486	$9,116

8. CONTRACT ASSETS AND CONTRACT LIABILITIES

Contract assets consist of unbilled receivables, net, which represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer. Progress payment balances in excess of revenue recognized, as well as advance payments received from customers, are classified as deferred contract liabilities on the consolidated balance sheet in the financial statement line item titled “Deferred revenue.” Homebuilding purchase deposits are classified as deferred contract liabilities on the consolidated balance sheet in the financial statement line item titled “Accounts payable and accrued liabilities.”

Contract assets and liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Contract Assets: Accounts Receivable
Asset Management	$3,976	$—
Real Estate Services	332	432

Total Contract Assets	$4,308	$432

Contract Liabilities: Customer Deposits and Deferred Revenue
Homebuilding - Customer deposits	$850	$575
Asset Management - Deferred revenue	3,192	—

Total Contract Liabilities	$4,042	$575

The increases of Accounts Receivable - Asset Management and Deferred Revenue – Asset Management relate to the AMA executed on March 30, 2018 and effective January 2, 2018. See Note 18 – Related Party Transactions for details regarding this transaction.

The Company’s other contract liabilities, that consist of deposits received from customers (“Customer deposits”) on homes not settled, were $0.9 million and $0.6 million as of March 31, 2018 and December 31, 2017, respectively. During the first quarter of 2018, the Company recognized in revenue approximately $0.1 million of the customer deposits held as of December 31, 2017.

Refer to Note 2 – Trade Receivables and Note 4 – Note Receivable for complete details regarding amounts due to the Company. Customer deposits are also included in Note 7 – Accounts Payable and Accrued Liabilities.

9. REVENUE

The Company’s revenues consist primarily of 1) buildout of the remaining projects under the homebuilding platform, 2) recurring fees earned under the AMA, and 3) real estate management and consulting services. All of the Company’s revenue streams are U.S. based and substantially all are accounted for as short-term contracts. As such, the performance obligations required to complete contracts have an expected duration of less than one year. As a result, the Company does not disclose the value of unsatisfied performance obligations for contracts in accordance with the optional exemptions related to the disclosure of transaction price allocation under ASC 606. Additionally, incremental costs of obtaining a contract are recognized as an expense when incurred because the amortization period of the asset would have been recognized in one year or less. See Note 22 - Segment Disclosures for further information on the Company’s operating segments and their nature of operations.

The following series of tables presents the Company’s sales from contracts with customers disaggregated by categories which best represents how the nature, amount and timing and uncertainty of sales are affected by economic factors.

	Three Months Ended March 31,
	2018	2017
Revenue by customer
Individual customers	$5,561	$10,064
Related party	2,791	204
Commercial	447	—

Total Revenue by customer	$8,799	$10,268

Revenue by contract type
Fixed-price	$5,561	$10,064
Cost-plus	2,791	204
Time and Material	447	—

Total Revenue by contract type	$8,799	$10,268

Revenue and related profits or losses from homebuilding contracts: the sale of residential properties and units, finished lots and land sales is recognized when closing has occurred, full payment has been received by the Company or its settlement attorney, title and possession of the property has transferred to the buyer and we have no significant continuing involvement in the property. These contracts meet the criteria for recognizing revenue at a point in time, when control of the home has been passed to the customer at settlement, cash has been received by the Company or its settlement attorney, and the title of ownership is transferred to the home buyer.

Under the recently executed AMA and the Company’s real estate services contracts, performance obligations are satisfied over time. For performance obligations satisfied over time, the objective is to measure progress in a manner which depicts the performance of transferring control to the customer. As such, the company recognizes revenue over time using the percentage of completion cost-to-cost revenue recognition model, which includes cost-plus and fixed-prices contracts, as this depicts when control of the promised goods and/or services are transferred to the customer. Sales are recognized as the ratio of actual costs of work performed to the estimated costs at completion of the performance obligation (cost-to-cost).

Other revenue earned from management, consulting and administrative support services provided, which may or may not be covered by a formal contract, are generally time and material based. Revenue from these contracts is recognized as the services are provided.

10. WARRANTY RESERVE

Warranty reserves for units settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the typical one-year warranty period provided by the Company or within the two-year statutorily mandated structural warranty period for condominiums. Because the Company typically subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The Company is following the practical expedient for warranties under ASC 606. The warranty reserve is established at the time of closing, and is calculated based upon historical warranty cost experience and current business factors. This reserve is an estimate and actual warranty costs could vary from these estimates. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to this reserve as they arise.

The following table is a summary of warranty reserve activity which is included in ‘Accounts payable and accrued liabilities’ within the consolidated balance sheets:

	March 31,	December 31,
	2018	2017
Balance at beginning of period	$258	$287
Additions	16	178
Releases and/or charges incurred	(47)	(207)

Balance at end of period	$227	$258

11. CAPITALIZED INTEREST AND REAL ESTATE TAXES

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended
	March 31,
	2018	2017
Interest incurred and capitalized	$896	$1,026
Real estate taxes incurred and capitalized	66	40

Total interest and real estate taxes incurred and capitalized	$962	$1,066

Interest expensed as a component of cost of sales	$518	$451
Real estate taxes expensed as a component of cost of sales	48	60

Interest and real estate taxes expensed as a component of cost of sales	$566	$511

The amount of interest from entity level borrowings that are capitalized in accordance with Accounting Standards Codification (“ASC”) 835 is dependent upon the average accumulated expenditures that exceed project specific borrowings. For the three months ended March 31, 2018, the Company expensed $24 of interest from entity level borrowings. The Company did not expense any interest from entity level borrowings for the three months ended March 31, 2017.

Additionally, when a project becomes inactive or is not a qualifying entity, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period they are incurred. For the three months ended March 31, 2018, the Company expensed $61 of interest and real estate taxes. The Company did not expense any interest and real estate taxes for inactive projects for the three months ended March 31, 2017.

12. DEBT

Notes payable consisted of the following:

	March 31,	December 31,
	2018	2017
Construction revolvers	$5,682	$7,237
Development and acquisition notes	10,719	9,533
Mezzanine notes	3,300	3,253
Line of credit	2,128	2,123
Secured - other	1,061	1,069

Total secured notes	22,890	23,215
Unsecured financing, net of unamortized deferred financing charges of $39 and $55	1,220	1,285
Notes payable due to affiliates, unsecured, net of $1.9 million and $2.0 million discount and unamortized deferred financing charges, respectively	15,346	14,893

Total notes payable	$39,456	$39,393

As of March 31, 2018, maturities and/or curtailment obligations of all borrowings are as follows:

2018	$29,391
2019	8,266
2020	128
2021	—
2022 and thereafter	1,671

Total	$39,456

As of March 31, 2018, the Company had $29.4 million of its credit facilities and project related loans scheduled to mature during the remainder of 2018. As of May 16, 2018, the Company has successfully extended or repaid all obligations with lenders through May 16, 2018, and it is actively engaging its lenders seeking long term extensions and modifications to the loans where necessary. See Note 23 – Subsequent Events for further discussion on repayments and extensions subsequent to March 31, 2018.

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

As of March 31, 2018, and December 31, 2017, the Company had secured construction revolving credit facilities with a maximum loan commitment of $24.8 million and $24.7 million, respectively. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of March 31, 2018, and December 31, 2017, the Company had approximately $19.1 million and $17.5 million, respectively, of unused construction loan commitments. The Company had $5.7 million and $7.2 million of outstanding construction borrowings as of March 31, 2018 and December 31, 2017, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At March 31, 2018 and December 31, 2017, the weighted average interest rate on the Company’s outstanding construction revolving facilities was 4.8% and 4.6% per annum, respectively. The construction credit facilities have maturity dates ranging from May 2018 to April 2019, including extensions subject to the Company meeting certain conditions.

As of March 31, 2018, and December 31, 2017, the Company had approximately $26.5 million of aggregate acquisition and development maximum loan commitments of which $10.7 million and $9.5 million, respectively, were outstanding. These loans have maturity dates ranging from May 2018 to June 2019, including extensions subject to certain conditions, and bear interest at a rate based on LIBOR and prime rate pricing options, with interest rate floors ranging from 4.5% to 12.0% per annum. As of March 31, 2018 and December 31, 2017, the weighted average interest rate was 6.3% and 7.1% per annum, respectively.

As of March 31, 2018, the Company had a mezzanine loan that is being used to finance the development of the Momentum | Shady Grove project. The maximum principal commitment amount of this loan was $1.1 million, of which $1.3 million of principal and accrued interest was outstanding at March 31, 2018 and December 31, 2017. This financing carries an annual interest rate of 12%, of which 6% is paid monthly with the remaining 6% being accrued and paid at maturity. This financing has a maturity date of June 30, 2018, and is guaranteed by the Company and our Chief Executive Officer.

As of March 31, 2018, the Company also had a mezzanine loan that is being used to finance the development of finished lots at its Richmond Station project located in Prince William County, Virginia. The maximum principal commitment amount of this loan is $2.0 million, of which $2.0 million of principal and accrued interest was outstanding at March 31, 2018 and December 31, 2017, respectively. This financing carries an annual interest rate of 12% annually. This financing has a maturity date of September 30, 2018, and is guaranteed by the Company and our Chief Executive Officer.

Line of credit – secured

At March 31, 2018 and December 31, 2017, the Company utilized a secured revolving line of credit with a maximum capacity of $3.0 million, of which $2.1 million was outstanding at March 31, 2018 and December 31, 2017. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ in the Washington, D.C. metropolitan area and guaranteed by our Chief Executive Officer. The Company uses this line of credit to finance the predevelopment related expenses and deposits for current and future projects and bears a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. At March 31, 2018 and December 31, 2017, the interest rate was 5.13% and 5.00%, respectively. This line of credit also calls for the Company to adhere to financial covenants such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA, as defined in the agreement, measured on a twelve-month basis. The Company obtained a waiver from the financial institution for not meeting the minimum liquidity requirement as of March 31, 2018, but was in compliance with the minimum net worth requirement as dictated by the line of credit agreement as of March 31, 2018. This line of credit is guaranteed by our Chief Executive Officer. This line of credit matures on June 30, 2018.

Other – secured

As of March 31, 2018 and December 31, 2017, the Company had one secured loan related to JK Environmental, LLC (“JK”). The loan was used to finance the acquisition of JK, and carries a fixed interest rate of 6.0%, with a maturity date of October 17, 2022. At March 31, 2018 and December 31, 2017, this financing had an outstanding balance of $1.0 million and $1.1 million, respectively. This financing is secured by the assets of JK and is guaranteed by our Chief Executive Officer.

Unsecured financing

As of March 31, 2018, and December 31, 2017, the Company had $0.5 million and $0.6 million, respectively, in outstanding balances under a 10-year unsecured note with a bank. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 2.2%. At March 31, 2018 and December 31, 2017, the interest rate was 3.9% and 3.6% per annum, respectively. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

As of March 31, 2018, and December 31, 2017, the Company had two unsecured seller-financed promissory notes with outstanding balances totaling $0.7 million. The first note, in the amount of $0.1 million, carries an annual interest rate of the prime rate plus 5%. At March 31, 2018 and December 31, 2017, the interest rate was 9.75% and 9.5%, respectively. This financing has a maturity date of February 27, 2020, and is guaranteed by our Chief Executive Officer. The second note has an outstanding balance of $0.6 million as of March 31, 2018 and December 21, 2017. This financing carries an annual interest rate of LIBOR plus 3% and has a maturity date of July 17, 2022. At March 31, 2018 and December 31, 207, the interest rate was 4.88% and 4.56%, respectively.

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

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three-year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. The loan bears interest at a floating rate based on the 30-day LIBOR plus 9.75% per annum with a 10% floor per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $11.7 million and $11.3 million of outstanding borrowings and accrued interest under the CGF loan, net of discounts, as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, and December 31, 2017, the interest rate was 12.4% and 11.9% per annum, respectively. For the three months ended March 31, 2018 and 2017, the Company made interest payments of $0.1 million and $0.4 million, respectively. During the three months ended March 31, 2018, and 2017, the Company did not make principal payments to CGF. The maturity date for the CGF loan is April 16, 2018. Subsequent to March 31, 2018, the Company secured an extension on the CGF loan, providing for a new maturity date of April 16, 2019. See Note 23 – Subsequent Events for further discussion on the extension.

Comstock Growth Fund II

On December 29, 2015, the Company entered into a revolving line of credit promissory note with Comstock Growth Fund II (“CGF II”) whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two-year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The funds obtained from the loan are being used by the Company (i) to capitalize the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, and (iii) for general corporate purposes. Effective December 31, 2017, the CGF II loan was extended one year to December 31, 2018. As of March 31, 2018, and December 31, 2017, $3.7 million and $3.6 million, respectively, was outstanding in principal and accrued interest under the CGF II loan.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At March 31, 2018, and 2017, the Company had $1.1 million in outstanding letters of credit. At March 31, 2018, and 2017, the Company had $4.5 million and $4.2 million in outstanding performance bonds, respectively. No amounts have been drawn against the outstanding letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of March 31, 2018, and December 31, 2017, we had approximately $1.0 million in these escrow accounts, which are included in ‘Restricted cash’ in the accompanying consolidated balance sheets.

14. FAIR VALUE DISCLOSURES

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable are reasonable estimates of their fair values based on their short maturities. The fair value of fixed and floating rate debt is based on unobservable market rates (Level 3 inputs). The fair value of the fixed and floating rate debt was estimated using a discounted cash flow analysis on the blended borrower rates currently available to the Company for loans with similar terms. The following table summarizes the carrying amount and the corresponding fair value of fixed and floating rate debt.

	March 31,	December 31,
	2018	2017
Carrying amount	$39,456	$39,393
Fair value	$38,731	$38,899

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

During the three months ended March 31, 2018, as a result of our impairment analysis, the Company wrote off $0.6 million of feasibility, site securing, predevelopment, design, carry costs and related costs for one of its communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and market conditions. There were no impairment charges recorded during the three months ended March 31, 2017.

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

The Company did not issue restricted stock awards during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company issued 157,000 stock options and 245,000 restricted stock awards to employees.

Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. For the three months ended March 31, 2018, total stock based compensation expense was $100, of which $86 was charged to expenses within ‘Cost of sales-asset management’ and ‘Cost of sales-real estate services’ in the consolidated statement of operations, and $14 was capitalized to ‘Real estate inventories’. For the three months ended March 31, 2017, total stock based compensation expense was $37, of which $32 was charged to expenses within ‘General and administrative’ and ‘Cost of sales-real estate services’ in the consolidated statement of operations, and $5 was capitalized to ‘Real estate inventories’.

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

As of March 31, 2018, the weighted-average remaining contractual term of unexercised stock options was 8 years. As of March 31, 2018, and December 31, 2017, there was $0.5 million and $0.6 million, respectively, of unrecognized compensation cost related to stock grants. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

16. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2018, and 2017, are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants are included in the diluted earnings (loss) per share calculation using the treasury stock method and average market prices during the periods, unless the restricted stock award, stock options and warrants would be anti-dilutive.

As a result of the net loss attributable to common stockholders for the three months ended March 31, 2018, approximately 46 restricted stock awards were excluded in the computation of dilutive earnings per share. As a result of the net income attributable to common stockholders for the three months ended March 31, 2017, approximately 5 restricted stock awards and 25 warrants were included in the computation of dilutive earnings per share.

17. VARIABLE INTEREST ENTITIES

Consolidated Real Estate Inventories

Included within the Company’s real estate inventories at March 31, 2018 and December 31, 2017 are several projects that are determined to be variable interest entities (“VIEs”). These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. Because of the Company’s majority voting rights and complete operational control of these entities, the Company determined that it was the primary beneficiary of these VIEs.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). In connection with the Comstock VIII Private Placement, the Company issued 14,573 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Operating Officer and the former Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The proceeds from the Comstock VIII Private Placement have been used for the construction of the following projects: The Townes at HallCrest in Sterling, Virginia consisting of 42 townhome units, and Townes at Maxwell Square Condominium in Frederick, Maryland consisting of 45 townhome condominium units (collectively, the “Investor VIII Projects”). The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. In January 2017, the Company fully redeemed the remaining equity interest of Class B Members in Comstock VIII after paying $1.9 million in distributions.

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. No distributions were made during the three months ended March 31, 2018 and 2017.

In August 2016, Comstock Investors X, L.C. (“Comstock X”) entered into a subscription agreement with an accredited investor (“Comstock X Class B Member”), pursuant to which the Comstock X Class B Member purchased membership interests in Comstock X for an initial amount of $5.0 million, which is part of an aggregate capital raise of $14.5 million (the “Comstock X Private Placement”). The Comstock X Class B Member is Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, our Chief Executive Officer. In October 2016, the Comstock X Class B Member purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million. In connection with the Comstock X Private Placement, the Company issued a total of 150,000 warrants for the purchase of shares of the Company’s Class A common stock, having an aggregate fair value of $258. The Comstock X Member is entitled to a cumulative, preferred return of 6% per annum, compounded annually on the capital account balance. The Company has the right to repurchase the interest of the Comstock X Class B Member at any time, provided that (i) all of the Comstock X Class B Members’ interest is acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock X Class B Members’ capital account plus accrued priority return. In October 2017, the Operating Agreement for Comstock X was amended to increase the maximum capital raise to $19.5 million. Additionally, in October 2017, Comstock X received proceeds of $5.0 million under the amended Operating Agreement to be used for the planned construction of the Company’s Totten Mews, Towns at 1333, Richmond Station, and Marwood East projects. As part of this additional contribution, 50,000 warrants for the purchase of the Company’s Class A common stock, having an aggregate fair value of $81. The Company evaluated Comstock X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. No distributions were made during the three months ended March 31, 2018 and 2017.

At March 31, 2018 and December 31, 2017, the distributions and contributions for the VIEs discussed above are included within the ‘Non-controlling interest’ classification in the consolidated balance sheets.

At March 31, 2018 and December 31, 2017, total assets of these VIEs were approximately $28.0 million and $30.6 million, respectively, and total liabilities were approximately $14.9 million and $15.9 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

18. RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an affiliated entity that is wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease, which expires in 2018, is $0.1 million.

For the three months ended March 31, 2018 and 2017, total payments made under this lease agreement were $53 and $52, respectively.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended March 31, 2018 and 2017, the Company billed Comstock Asset Management, L.C. $0 and $203, respectively, for services and out-of-pocket expenses. Revenues from this arrangement are included within ‘Revenue – real estate services’ in the accompanying consolidated statements of operations. As of March 31, 2018, and December 31, 2017, the Company was owed $0 and $145, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

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

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum capacity of up to $20 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. All of the other terms of the unsecured promissory note remained the same. The Company borrowed an additional principal loan amount of $6.2 million under the amended and restated CGF promissory note bringing the total aggregate principal amount borrowed to $16.2 million. The CGF loan has a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. See Note 12 – Debt for further discussion of transactions entered into with CGF.

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

On December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company was created for the purpose of extending loans to the Company. CGF II entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”). Also on December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two-year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. On December 29, 2017, the CGF II loan was extended one year to December 29, 2018. As of March 31, 2018, and December 31, 2017, $3.7 million and $3.6 million, respectively, was outstanding in principal and accrued interest under the CGF II loan.

On March 22, 2017, the Company entered into a Share Exchange Agreement with the holders of the Company’s Series B Preferred Stock pursuant to which the Company exchanged 772,210 shares of the Company’s Series B Preferred Stock for 772,210 shares of the Company’s newly created Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Series B Preferred Stock, together with all accrued dividends earned through the conversion date, was retired upon re-acquisition and the fair value of the Series C Preferred Stock is recorded in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. The difference in fair value from the extinguishment of the Series B Preferred Stock and issuance of the Series C Preferred Stock of $1,011 was recorded in the accompanying consolidated statement of operations. For the three months ended March 31, 2018, no shares of Series B Preferred Stock were issued. For the three months ended March, 31, 2017, 15,663 shares of the Series B Preferred Stock, with a liquidation value of $78, were paid-in-kind, and were retired in the conversion.

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

Pursuant to the Agreement, CDS will pay CAM an annual cost-plus fee (the “Annual Fee”) in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to the Comstock Real Estate Portfolio pursuant to the Agreement, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000. During the three months ended March 31, 2018, the Company invoiced $6.0 million, of which $2.5 million represents a deposit on the Agreement, to an entity wholly owned by our Chief Executive Officer. Additionally, the Company received payments of $0.8 million, and recorded revenue of $2.8 million during the three months ended March 31, 2018, which is included in ‘Revenue-asset management’ in the consolidated statement of operations.

19. WARRANTS

As part of the Comstock VII Private Placement discussed in Note 17 – Variable Interest Entities, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock VII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests in the offering that equaled or exceeded an initial investment amount of $250. The warrants represent the right to purchase an aggregate amount of up to 16,572 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants have expiration dates ranging from March 14, 2023 and April 5, 2023 and may be exercised at any time prior to those dates.

In addition, as part of the Comstock VIII Private Placement discussed in Note 17, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock VIII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests that equaled or exceeded an initial investment amount of $250. The warrants represent the right to purchase an aggregate amount of up to 14,573 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants have expiration dates ranging from December 12, 2023 and December 17, 2023 and may be exercised at any time prior to those dates.

Also, as part of the Comstock X Private Placement discussed in Note 17, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock X Class B Member. The warrants represent the right to purchase an aggregate amount of up to 150,000 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to August 15, 2026.

As part of the additional $5.0 million contribution received from Comstock X in October 2017, an additional 50,000 warrants to purchase the Company’s Class A common stock were issued. These warrants have the same terms and provisions as the original 150,000 warrants issued in August 2016. These warrants may be exercised any time prior to October 13, 2027.

As discussed in Note 18 – Related Party Transactions, as part of the CGF Private Placement, depending upon the investment amount, purchasers of interests in CGF other than CDS received warrants that represent the right to purchase a certain number of shares of the Company’s Class A common stock. For purchasers who are not affiliates or insiders, the warrants have initial exercise prices ranging from $4.91 to $7.63. The exercise prices of the warrants to affiliates and insiders range from $7.30 to $7.63. The warrants contain a cashless exercise provision. In the event a purchaser exercises the warrant on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time within ten years from the date of issuance. As of December 31, 2017, the warrants represent the right to purchase an aggregate amount of up to 76,244 shares of our Class A common stock. The warrants have expiration dates ranging from November 12, 2024 and May 12, 2025 and may be exercised at any time prior to those dates.

In connection with entering into the SunBridge (“SunBridge”) loan agreement in 2011, the Company issued warrants to purchase shares of the Company’s Class A common stock to BridgeCom Development I, LLC, an affiliate of SunBridge. The warrants represent the right to purchase an aggregate amount of up to 142,857 shares of the Company’s Class A common stock. The warrants have an initial exercise price of $7.21. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to July 12, 2021. On May 29, 2012, the Company repaid the SunBridge loans in full and the SunBridge warrants remain unexercised as of March 31, 2018.

20. UNCONSOLIDATED JOINT VENTURE

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

Our share of the earnings for the three months ended March 31, 2018 and 2017 are $14 and $18, respectively. During the three months ended March 31, 2018 and 2017 the Company collected total distributions of $10 and $36, respectively, as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended March 31,
	2018	2017
Statement of Operations:
Total net revenue	$58	$66
Total expenses	30	30

Net income	$28	$36

Comstock Holding Companies, Inc. share of net income	$14	$18

21. INCOME TAXES

For the three months ended March 31, 2018, the Company recognized income tax expense of $6, and the effective tax rate is (0.94)%. The Company did not recognize any income tax expense for the three months ended March 31, 2017.

The Company currently has approximately $143 million in federal and state Net Operating Losses (“NOL”s). If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of March 31, 2018, the three-year cumulative shift in ownership of the Company’s stock has not triggered an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of March 31, 2018, because the Company has recorded a full valuation allowance on substantially all of its net deferred tax assets.

The Company has not recorded any accruals related to uncertain tax positions as of March 31, 2018 and 2017. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2016 tax years remain subject to examination by federal and most state tax authorities.

22. SEGMENT DISCLOSURES

During 2017 we operated our business through three segments: Homebuilding, Multi-family, and Real Estate Services. We focused on the Washington, D.C. market. In 2018, we revised our business strategy and have transitioned our business operations to three main operating segments focused in the mid-Atlantic region of the United States: Asset Management through CAM, Real Estate Services through CRES, and Homebuilding.

In our Asset Management segment, we focus on providing management services to a wide range of real estate assets and businesses that include a variety of commercial real estate uses, including apartments, hotels, office buildings, commercial garages, leased lands, retail stores, mixed-use developments, and urban transit oriented developments. We have significant experience with construction, development, property and asset management services. The properties and businesses we currently manage are located primarily along the Washington, D.C. Metro Silver Line in Fairfax and Loudoun Counties, but also include projects in Montgomery County, Maryland and the Town of Herndon, Virginia.

In our Real Estate Services segment, our experienced real estate services based management team provides a wide range of real estate services in the areas of strategic corporate planning, capital markets, brokerage services, and environmental and design based services. Our environmental services group provides consulting, environmental studies, remediation services and provide site specific solutions for any project that may have an environmental impact, from environmental due diligence to site-specific assessments and remediation. This business line not only allows us to generate positive fee income from our highly qualified personnel but also serves as a potential catalyst for joint venture and acquisition opportunities.

In our Homebuilding segment, we will continue to develop, construct, and build out the Company’s existing homebuilding projects and winding down of this on balance sheet business segment being largely accomplished by the last quarter of 2018 or the first quarter of 2019. We anticipate residual land development activities and finished lot sales to regional or national homebuilders continuing beyond 2019 and the Company may engage in homebuilding activities from time to time if self-performance of our residual lot pipeline is deemed the best financial alternative. Any future homebuilding activities is expected to be provided off balance sheet on an asset management basis.

The Asset Management and Homebuilding segments operate solely within the Company’s Washington, D.C. area reportable geographic area. The Real Estate Services segment operates in the Washington, D.C, New Jersey, and Pennsylvania geographic area. The following table includes the Company’s three reportable segments of Asset Management, Real Estate Services, and Homebuilding for the three months ended March 31, 2018 and 2017.

		Asset	Real Estate
	Homebuilding	Management	Services	Total
Three Months Ended March 31, 2018
Gross revenue	$5,561	$2,791	$447	$8,799
Gross profit	66	250	270	586
Net (loss) income	(681)	250	(197)	(628)
Depreciation and amortization	—	—	37	37
Interest expense	61	—	24	85
Total assets	46,409	3,976	2,913	53,298
Three Months Ended March 31, 2017
Gross revenue	$10,064	$—	$204	$10,268
Gross profit (loss)	963	—	(20)	943
Net loss	(644)	—	(20)	(664)
Depreciation and amortization	65	—	9	74
Interest expense	—	—	—	—
Total assets	56,317	—	79	56,396

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs.

23. SUBSEQUENT EVENTS

On April 16, 2018, the Company extended its notes payable with Comstock Growth Fund I. The maturity date of the note was extended to April 16, 2019; and the Company has a unilateral option to extend for an additional 12 months upon payment of an extension fee of 0.5% of the outstanding balance. The interest rate of the extended note was revised to 3.89% of the outstanding balance, payable monthly in arrears, and the issuance of 300 thousand shares of Class A Common Stock to Comstock Growth Fund I on the date of extension. As of March 31, 2018, the Company had $11.7 million of principal and interest, net of discounts, outstanding under the credit facility.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Notes Regarding Forward-looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed below and elsewhere in this report, particularly under the headings “Cautionary Notes Regarding Forward-looking Statements.” References to dollar amounts are in thousands except per share data, number of units, or as otherwise noted.

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

Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our actual results could differ materially from these projected or suggested by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. The information on or accessible through our website, www.comstockcompanies.com, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview

We are a multi-faceted real estate development and services company primarily focused in the mid-Atlantic region of the United States. In 2018, the Company has changed its focus to commercial development, asset management, and provision of complementary real estate related services, transitioning from its primary reliance upon revenue generated by production-oriented, for-sale homebuilding. To accomplish the transition from homebuilding to the new lines of business, the Company will operate through three real estate focused platforms – Asset Management, Real Estate Services, and Homebuilding. These business segments include construction, asset and property management, including the remaining homebuilding projects, and service-oriented companies providing services clients primarily in the real estate sector. Financial information for each of our reportable segments is included in Note 22 – Segment Disclosures of our consolidated financial statements.

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

Homebuilding

Our Developed Communities

We are currently operating, or developing in multiple counties throughout the Washington, D.C. area market. The following table summarizes certain information for our owned or controlled communities as of March 31, 2018:

	Pipeline Report as of March 31, 2018
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (8)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	38	—	—	—	—	$747
Townes at the Hampshires (3)	DC	TH	73	73	—	—	—	—	$551
Estates at Falls Grove	VA	SF	19	19	—	—	—	—	$545
Townes at Falls Grove	VA	TH	110	110	—	—	—	—	$304
Townes at Shady Grove Metro	MD	TH	36	27	—	9	—	9	$583
Townes at Shady Grove Metro (4)	MD	SF	3	3	—	—	—	—	$—
Momentum | Shady Grove Metro (5)	MD	Condo	110	—	—	110	—	110	$—
Estates at Emerald Farms	MD	SF	84	84	—	—	—	—	$426
Townes at Maxwell Square	MD	TH	45	45	—	—	—	—	$421
Townes at Hallcrest	VA	TH	42	42	—	—	—	—	$465
Estates at Leeland	VA	SF	24	13	—	11	—	11	$451
Villas | Preserve at Two Rivers 28’	MD	TH	6	6	—	—	—	—	$458
Villas | Preserve at Two Rivers 32’	MD	TH	10	10	—	—	—	—	$504
Marrwood East (7)	VA	SF	35	23	9	3	—	12	$644
Townes at Totten Mews (6)	DC	TH	40	12	11	17	—	28	$577
The Towns at 1333	VA	TH	18	6	3	9	—	12	$920
The Woods at Spring Ridge	MD	SF	21	3	7	11	—	18	$691
Solomons Choice	MD	SF	56	—	—	56	—	56	$621
Townes at Richmond Station	VA	TH	104	—	—	104	—	104	$—
Condominiums at Richmond Station	VA	MF	54	—	—	54	—	54	$—

Total			928	514	30	384	—	414

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program; not considered a separate community.
(5)	16 of these units are subject to statutory moderately priced dwelling unit program.
(6)	5 of these units are subject to statutory affordable dwelling unit program.
(7)	1 of these units is subject to statutory affordable dwelling unit program.
(8)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Settlements, orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements, and backlog for the three-month periods ended September 30, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Gross new orders	19	39
Cancellations	1	5
Net new orders	18	34
Gross new order revenue	$12,703	$19,557
Cancellation revenue	$621	$2,513
Net new order revenue	$12,082	$17,044
Average gross new order price	$669	$501
Settlements	8	25
Revenue - homebuilding	$5,561	$10,064
Average settlement price	$695	$403
Backlog units	31	44
Backlog revenue	$21,186	$23,920
Average backlog price	$683	$544

Asset Management

Under the Asset Management business segment, we manage projects ranging from approximately 100-500 units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We also provide management services to a wide range of real estate assets and businesses that include apartments, hotels, office buildings, leased lands, retail stores, mixed-use developments, and urban developments. We have significant experience with construction and development management, property management, and asset management.

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

Real Estate Services

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

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue – homebuilding

Revenue from homebuilding decreased by $4.5 million to $5.6 million for the three months ended March 31, 2018 as compared to $10.1 million revenue for the three months ended March 31, 2017. For the three months ended March 31, 2018, the Company settled 8 units (4 units at Marrwood, 1 unit at Leeland, 2 units at Powhatan, and 1 unit at Totten Mews), as compared to 25 units (12 units at Falls Grove, 6 units at Hallcrest, 4 units at Emerald Farm, 1 unit at Marrwood, 1 unit at Leeland and 1 unit at Shady Grove) for the three months ended March 31, 2017. Our homebuilding gross margin percentage for the three months ended March 31, 2018 decreased by 8.4% to 1.2%, as compared to 9.6% for the three months ended March 31, 2017. The overall decrease noted in gross margins was the result of the number of units settled and the mix of homes.

Gross new order revenue, consisting of revenue from all units sold, for the three months ended March 31, 2018 was $12.7 million on 19 units as compared to $19.6 million on 39 units for the three months ended March 31, 2017. Net new order revenue, representing revenue for all units sold less cancellations, for the three months ended March 31, 2018 was $12.1 million on 18 units as compared to $17.0 million on 34 units for the three months ended March 31, 2017. The decreases are attributable to the number and mix of homes sold.

Revenue – asset management

Revenue from asset management during the three months ended March 31, 2018 was $2.8 million. Effective January 2, 2018, the Company entered into a master asset management agreement (“the Agreement”) with Comstock Development Services LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of the Company. Pursuant to the Agreement, CDS will pay CAM an annual cost-plus fee (the “Annual Fee”) in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to the Comstock Real Estate Portfolio pursuant to the Agreement, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000.

Revenue – real estate services

Revenue from real estate services during the three months ended March 31, 2018 increased by $0.2 to $0.4 million, as compared to $0.2 million during the three months ended March 31, 2017. The increase is attributable to the Company’s acquisition of JK Environmental on July 17, 2017.

Cost of sales – homebuilding

Cost of sales – homebuilding decreased by $3.6 million to $5.5 million during the three months ended March 31, 2018, as compared to $9.1 million during the three months ended March 31, 2017. The decrease noted was primarily attributable to the number of units settled and the mix of homes settled during the three months ended March 31, 2018.

Cost of sales – asset management

Cost of sales – asset management for the three months ended March 31, 2018 was $2.5 million. This increase from the three months ended March 31, 2017 was a result of the master asset management agreement that was entered into effective January 2, 2018.

Impairment charges

During the three months ended March 31, 2018, as a result of our impairment analysis, the Company wrote off $0.6 million of feasibility, site securing, predevelopment, design, carry costs and related costs for one of its communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and market conditions. There were no impairment charges recorded during the three months ended March 31, 2017.

Sales and marketing

Selling and marketing expenses for the three months ended March 31, 2018 and 2017 was $0.2 million and $0.4 million, respectively. The decrease is attributable to continued benefit from the cost saving measures, in addition to the master asset management agreement, which was effective January 2, 2018.

General and administrative

General and administrative expenses for the three months ended March 31, 2018 and 2017 was $0.4 million and $1.2 million, respectively. The year-over-year decrease is attributable to attrition in employee head count and general overhead cost saving measures, in addition to the master asset management agreement, which was effective January 2, 2018.

Income taxes

For the three months ended March 31, 2018, the Company recognized income tax expense of $6 and the effective tax rate is 0.94%. For the three months ended March 31, 2017, the Company did not recognize any income tax expense.

Liquidity and Capital Resources

We require capital to operate, to post deposits on new potential acquisitions, to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. These expenditures include payroll, community engineering, entitlement, architecture, advertising, utilities and interest as well as the construction costs of our homes. Our sources of capital include, and we believe will continue to include, private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance acquisition, development and construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots and the potential sale of public debt and equity securities. We are involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities.

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

As of March 31, 2018, $11.4 million of our secured project related notes were set to mature at various periods through the end of 2018. As of May 16, 2018, we have successfully extended or repaid all obligations with lenders through May 16, 2018, and we are actively engaging our lenders seeking long term extensions and modifications to the loans where necessary. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default.

At March 31, 2018, $15.3 million of our notes payable to affiliates are set to mature prior to the end of 2018. These funds were primarily obtained from entities wholly owned by our Chief Executive Officer, who has unilateral ability to extend the maturity dates beyond 2018 as needed.

The current performance of our projects has met all required servicing obligations required by the facilities. We are anticipating that with successful resolution of the debt extension discussions with our lenders, the recently completed capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, we will have sufficient financial resources to sustain its operations through the next 12 months, though no assurances can be made that we will be successful in its efforts.

Refer to Notes 12 – Debt and 23 – Subsequent Events for further discussion regarding our debts, extension of loan maturity date and other subsequent events impacting our credit facilities. See Note 18 – Related Party Transactions in the accompanying consolidated financial statements for details on private placement offerings.

Cash Flow

Net cash used in operating activities was $0.1 million for the three months ended March 31, 2018 compared to the net cash provided by operating activities of $0.5 million for the three months ended March 31, 2017. The $0.1 million net cash used in operations during the three months ended March 31, 2018 was primarily attributable to increases in trade receivable of $5.2 million, net of increases in accounts payable of $3.8 million, $1.2 million of releases of inventories associated with units settled, and the amortization of loan discounts and other financing fees of $0.2 million. The $0.7 million of net cash provided by operations during the three months ended March 31, 2017 was primarily attributable to collections of trade receivables of $0.5 million and net releases of inventories of $0.5 million, offset by the net operating loss of $0.7 million.

Net cash used in financing activities was $0.7 million for the three months ended March 31, 2018. This was primarily attributable to the pay downs on notes payable of $3.5 million, offset by borrowings of $2.9 million. Net cash used in financing activities was $2.5 million for the three months ended March 31, 2017. This was primarily attributable to the distributions of $1.9 million to the Comstock Investor VIII Class B Members to fully redeem their equity interest, along with the pay downs on notes payable of $6.0 million, offset by borrowings of $5.5 million.

Seasonality

The homebuilding industry usually experiences seasonal fluctuations in quarterly operating results and capital requirements. Our business is affected by seasonality with respect to homebuilding orders and deliveries. In the market in which we operate, the primary selling season is from January through May as well as September and October. We expect this seasonal pattern to continue; however, it may also be affected by volatility in the homebuilding industry and the general economy.

Recently Issued Accounting Standards

See Note 1 - Organization and Basis of Presentation to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Contract Liability – Deferred Revenue

The Company has recorded deferred revenue for the three months ended March 31, 2018 in the amount of $3.2 million. Deferred revenue refers to payments received in advance for services which have not yet been performed. These payments resulted from the Agreement executed by CAM as described in Note 1 – Organization and Basis of Presentation and Note 18 – Related Party Transactions in the accompanying notes to the consolidated financial statements. These deferred revenues are classified on the Company’s balance sheet as a liability. Refer to Note 8 – Contract Assets and Contract Liabilities in the accompanying notes to the consolidated financial statements.

There have been no other significant changes to our critical accounting policies and estimates during the three months ended March 31, 2018 from those discussed above or disclosed in Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to the material weakness described below.

As described in “Item 9A. Controls and Procedures” of our 2017 Form 10-K, management performed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, and concluded that our internal control over financial reporting as of that date was not effective because of the material weakness described below.

Material Weakness Discussion and Remediation

As reported in our Form 10-K for the year ended December 31, 2017 we did not maintain effective internal control over financial reporting as of December 31, 2017 as a result of a material weakness resulting from insufficient finance and accounting department resources with appropriate knowledge, expertise and training commensurate with the Company’s corporate structure and financial reporting requirements to effectively assess risk, design, operate and oversee internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Refer to “Item 9A. Controls and Procedures” of our 2017 Form 10-K for further description of this material weakness.

In response to the identified material weakness, our management, with oversight from the Company’s Audit Committee, has dedicated significant resources, including retaining third party consultants, to enhance the Company’s internal control over financial reporting. The Company has hired additional accounting personnel with technical accounting and financial reporting experience; invested in training programs for the enhancement of the accounting department’s technical expertise; and has added additional layers of review controls and procedures during the financial statement preparation process. The Company has made significant progress toward remediation of our material weakness as of the date of this filling and we will continue the remediation steps outlined above and continue to test their effectiveness over the next quarter.

Notwithstanding the material weakness in our internal control over financial reporting, we concluded that our previously issued consolidated financial statements and notes to the consolidated financial statements included in our filings fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented. The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

The material weakness did not result in a material misstatement in the financial statements included in our 2017 Form 10-K, or previously issued financial statements; however, we concluded that, as of December 31, 2017 and March 31, 2018, there was a reasonable possibility that material misstatements could occur in the consolidated financial statements.

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

Changes in Internal Control

As described above, the Company has made changes to internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) to enhance the effectiveness of the internal control over financial reporting process, during the quarter ended March 31, 2018. Other than the remediation efforts, there were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 13 - Commitments and Contingencies to the accompanying consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The descriptions of the offerings related to Comstock Investors VII, L.C., Comstock Investors VIII, L.C. and Comstock Investors X, L.C. in Notes 17 – Variable Interest Entities and 19 – Warrants, and the description of the offering related to Comstock Growth Fund in Notes 12 – Debt and 23 – Subsequent Events to the accompanying consolidated financial statements are hereby incorporated by reference. The shares of our Class A common stock, the membership interests and the warrants, as applicable, were offered and sold to purchasers in such offerings in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act and the certificates representing the securities shall bear legends to that effect. The shares of our Class A common stock, the membership interests, the warrants and the shares of our Class A common stock issuable upon the exercise of the warrants have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.5	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on January 4, 2016).

3.6	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

10.65*	Master Asset Management Agreement, dated January 2, 2018, between CDS Asset Management, L.C. and Comstock Development Services, LC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 16, 2018	By:	/S/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2018	By:	/S/ CHRISTOPHER L. CONOVER
Christopher L. Conover
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)