Form 10-Q
period 2018-06-30
Comstock Holding Companies, Inc.
filed 2018-08-14
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

As of August 14, 2018, 3,690,693 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$5,725	$1,806
Restricted cash	1,237	1,141
Trade receivables	596	491
Trade receivables - related parties	11	145
Real estate inventories	34,915	44,711
Fixed assets, net	262	309
Goodwill and intangibles	1,906	1,939
Other assets, net	1,266	616

TOTAL ASSETS	$45,918	$51,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$4,886	$9,116
Accounts payable - related parties	687	—
Deferred revenue	2,812	—
Notes payable - secured by real estate inventories, net of deferred financing charges	20,188	23,215
Notes payable - due to affiliates, unsecured, net of discount and deferred financing charges	4,874	14,893
Notes payable - unsecured, net of deferred financing charges	1,096	1,285
Income taxes payable	57	39

TOTAL LIABILITIES	34,600	48,548

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT)
Series C preferred stock $0.01 par value, 3,000,000 shares authorized, 2,799,848 and 579,158 shares issued and outstanding and liquidation preference of $13,999 and $2,896, at June 30, 2018 and December 31, 2017, respectively	$7,193	$442
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 3,690,693 and 3,295,518 issued, and outstanding, respectively	37	33
Class B common stock, $0.01 par value, 220,250 shares authorized, issued, and outstanding, respectively	2	2
Additional paid-in capital	181,009	177,612
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(191,528)	(189,803)

TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(5,949)	(14,376)
Non-controlling interests	17,267	16,986

TOTAL EQUITY	11,318	2,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,918	$51,158

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Revenue—homebuilding	$10,709	$10,235	$16,270	$20,299
Revenue—asset management	2,960	—	5,751	—
Revenue—real estate services	631	285	1,078	489

Total revenue	14,300	10,520	23,099	20,788
Expenses
Cost of sales—homebuilding	11,543	9,221	17,038	18,322
Cost of sales—asset management	2,606	—	5,147	—
Cost of sales—real estate services	676	296	853	520
Impairment charges	216	—	774	—
Sales and marketing	209	340	428	721
General and administrative	368	1,226	728	2,472
Interest and real estate taxes	24	—	109	—

Operating loss	(1,342)	(563)	(1,978)	(1,247)
Other income, net	41	28	55	48

Loss before income tax benefit	(1,301)	(535)	(1,923)	(1,199)
Income tax benefit	484	—	478	—

Net loss	(817)	(535)	(1,445)	(1,199)
Net income (loss) attributable to non-controlling interests	185	(922)	280	(939)

Net (loss) income attributable to Comstock Holding Companies, Inc.	(1,002)	387	(1,725)	(260)
Paid-in-kind dividends on Series B Preferred Stock	—	—	—	78
Extinguishment of Series B Preferred Stock	—	—	—	(1,011)

Net (loss) income attributable to common stockholders	$(1,002)	$387	$(1,725)	$673

Basic net (loss) income per share	$(0.27)	$0.12	$(0.47)	$0.20
Diluted net (loss) income per share	$(0.27)	$0.11	$(0.47)	$0.20

Basic weighted average shares outstanding	3,759	3,359	3,684	3,351
Diluted weighted average shares outstanding	3,759	3,397	3,684	3,403

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,445)	$(1,199)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	217	637
Deferred income tax benefit	(495)	—
Depreciation expense	111	74
Earnings from unconsolidated joint venture, net of distributions	26	31
Stock compensation	155	122
Impairment charges	774	—
Changes in operating assets and liabilities:
Trade receivables	29	(135)
Real estate inventories	9,189	257
Other assets	(694)	717
Accrued interest	(280)	271
Accounts payable and accrued liabilities	(658)	1,285
Income taxes payable	18	(19)

Net cash provided by operating activities	6,947	2,041

Cash flows from investing activities:
Purchase of fixed assets	(64)	(13)
Principal received on note receivable	19	18

Net cash (used in) provided by investing activities	(45)	5

Cash flows from financing activities:
Proceeds from notes payable	8,276	11,768
Payments on notes payable	(11,086)	(13,613)
Loan financing costs	(77)	(71)
Distributions to non-controlling interests	—	(2,908)
Repurchase of Series C preferred stock	—	(89)

Net cash used in financing activities	(2,887)	(4,913)

Net increase (decrease) in cash, restricted cash and cash equivalents	4,015	(2,867)
Cash, restricted cash and cash equivalents, beginning of period	2,947	6,999

Cash, restricted cash and cash equivalents, end of period	$6,962	$4,132

Supplemental cash flow information:
Interest paid, net of interest capitalized	$922	$457
Supplemental disclosure for non-cash activity:
Seller’s note payable	$—	$115
Accrued liability settled through issuance of stock	$71	$63
Increase in Series B preferred stock value in connection with dividends paid in-kind	$—	$24
Conversion of Class B common stock to Class A common stock	$—	$2
Extinguishment of Series B Preferred Stock	$—	$1,011
Increase in Series C Preferred Stock upon conversion of CGF I & II	$6,751	—
Extinguishment of Notes payable-due to affiliates, net of discount	$(10,402)	—

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

For the three and six months ended June 30, 2018 and 2017, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

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

As of June 30, 2018, $8.7 million of the Company’s outstanding credit facilities and project related loans mature at various periods through the end of 2018. Active discussions are taking place with our lenders to seek long term extensions and modifications to these loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If the Company fails to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. Refer to Note 12 – Debt for further discussion regarding the Company’s credit facilities and Note 23 – Subsequent Events for other subsequent events impacting our credit facilities’ extensions.

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

Use of Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts for the reporting periods. We base these estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate these estimates and judgements on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Material estimates are utilized in the valuation of real estate inventories, valuation of deferred tax assets, analysis of goodwill impairment, valuation of equity-based compensation, valuation of preferred stock issuances, capitalization of costs, consolidation of variable interest entities, fair value of debt instruments and warranty reserves.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both ASU 2016-15 and ASU 2016-18 were adopted for the Company’s fiscal year beginning January 1, 2018. The adoption resulted in presentation reclassification of cash and restricted cash for the six months ended June 30, 2018 and 2017 of $1.2 million and $1.5 million, respectively, in its consolidated statement of cash flows.

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

We assessed other accounting pronouncements issued or effective during the three and six months ended June 30, 2018 and deemed they were not applicable to us and are not anticipated to have a material effect on our consolidated financial statements.

2. TRADE RECEIVABLES

Trade receivables include amounts due from real estate services, asset management, commercial development, home sales transactions and amounts due from related parties with whom we have service arrangements. There is no allowance for doubtful accounts recorded.

	June 30,	December 31,
	2018	2017
Trade	$466	$432
Due from settlement attorneys	—	—
Related parties	11	145
Other	130	59

	$607	$636

3. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	June 30,	December 31,
	2018	2017
Land and land development costs	$18,484	$24,304
Cost of construction (including capitalized interest and real estate taxes)	16,431	20,407

	$34,915	$44,711

As a result of our impairment analysis, for the three and six months ended June 30, 2018, the Company expensed $0.2 and $0.8 million, respectively, of feasibility, site securing, predevelopment, design, carry costs and related costs for two of its communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and market conditions. There were no impairment charges recorded during the three and six months ended June 30, 2017.

4. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 in September 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest. This note bears a fixed interest rate of 6% per annum. As of June 30, 2018, and December 31, 2017, the outstanding balance of the note was $47 and $66, respectively, and is included within ‘Other assets’ in the accompanying consolidated balance sheets. Interest income, which is included in ‘Other income, net’ in the consolidated statements of operations, for the three and six months ended June 30, 2018 was $1 and $2, respectively. For the three and six months ended June 30, 2017, interest income was $2 and $3, respectively.

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

Intangible assets include customer relationships which has an amortization period of four years.

	June 30,	December 31,
	2018	2017
Goodwill	$1,702	$1,702
Intangibles	268	268

	1,970	1,970
Less : accumulated amortization	(64)	(31)

	$1,906	$1,939

As of June 30, 2018, the future estimated amortization expense related to these intangible assets was:

Amortization
Expense
2018	$34
2019	67
2020	67
2021	36

Total	$204

6. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2018	2017
Bonds and escrow deposits	$628	$380
Prepaid Insurance	579	486
Other	343	419

	1,550	1,285
Less : accumulated amortization	(284)	(669)

	$1,266	$616

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2018	2017
Trade and accrued payables	$3,600	$8,279
Accounts payable - related parties	687	—
Warranty	206	258
Customer deposits	1,080	575
Other	—	4

	$5,573	$9,116

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

Contract assets and liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
Contract Assets: Accounts Receivable
Asset Management	$97	$—
Real Estate Services	369	432

Total Contract Assets	$466	$432

Contract Liabilities: Customer Deposits and Deferred Revenue
Homebuilding - Customer deposits	$1,080	$575
Asset Management - Deferred revenue	2,812	—

Total Contract Liabilities	$3,892	$575

The increases of Accounts Receivable - Asset Management and Deferred Revenue – Asset Management relate to the AMA executed on March 30, 2018 and effective January 2, 2018. See Note 18 – Related Party Transactions for details regarding this transaction.

The Company’s other contract liabilities, that consist of deposits received from customers (“Customer deposits”) on homes not settled, were $1.1 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018, the Company recognized in revenue approximately $0.3 and $0.4 million, respectively, of the customer deposits held as of December 31, 2017.

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

The following table presents the Company’s sales from contracts with customers disaggregated by categories which best represents how the nature, amount and timing and uncertainty of sales are affected by economic factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue by customer
Individual customers	$10,709	$10,235	$16,270	$20,299
Related party	2,960	285	5,751	489
Commercial	631	—	1,078	—

Total Revenue by customer	$14,300	$10,520	$23,099	$20,788

Revenue by contract type
Fixed-price	$10,709	$10,235	$16,270	$20,299
Cost-plus	2,960	285	5,751	489
Time and Material	631	—	1,078	—

Total Revenue by contract type	$14,300	$10,520	$23,099	$20,788

Revenue and related profits or losses from homebuilding contracts: the sale of residential properties and units, finished lots and land sales is recognized when closing has occurred, full payment has been received by the Company or its settlement attorney, title and possession of the property has transferred to the buyer and we have no significant continuing involvement in the property. These contracts meet the criteria for recognizing revenue at a point in time, when control of the home has been passed to the customer at settlement, cash has been received by the Company or its settlement attorney, and the title of ownership is transferred to the home buyer. As such, these revenues are disaggregated in ‘Individual customers’ and ‘Fixed-price’ in the tables above.

Under the recently executed AMA and the Company’s real estate services contracts, performance obligations are satisfied over time. For performance obligations satisfied over time, the objective is to measure progress in a manner which depicts the performance of transferring control to the customer. As such, the company recognizes revenue over time using the percentage of completion cost-to-cost revenue recognition model, which includes cost-plus and fixed-prices contracts, as this depicts when control of the promised goods and/or services are transferred to the customer. Sales are recognized as the ratio of actual costs of work performed to the estimated costs at completion of the performance obligation (cost-to-cost). As such, these revenues are disaggregated in ‘Related party’ and ‘Cost-plus’ in the tables above.

Other revenue earned from management, consulting and administrative support services provided, which may or may not be covered by a formal contract, are generally time and material based. Revenue from these contracts is recognized as the services are provided. As such, these revenues are disaggregated in ‘Commercial’ and ‘Time and Material’ in the tables above.

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

The following table is a summary of warranty reserve activity which is included in ‘Accounts payable and accrued liabilities’ within the consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$227	$278	$258	$288
Additions	22	46	38	96
Releases and/or charges incurred	(43)	(42)	(90)	(102)

Balance at end of period	$206	$282	$206	$282

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest incurred and capitalized	$346	$1,249	$1,242	$2,275
Real estate taxes incurred and capitalized	100	139	166	179

Total interest and real estate taxes incurred and capitalized	$446	$1,388	$1,408	$2,454

Interest expensed as a component of cost of sales	$694	$558	$1,212	$1,009
Real estate taxes expensed as a component of cost of sales	65	57	113	117

Interest and real estate taxes expensed as a component of cost of sales	$759	$615	$1,325	$1,126

The amount of interest from entity level borrowings that we are able to capitalize in accordance with Accounting Standards Codification (“ASC”) 835 is dependent upon the average accumulated expenditures that exceed project specific borrowings. For the three and six months ended June 30, 2018, the Company expensed $24 and $48, respectively, of interest from entity level borrowings. The Company did not expense any interest from entity level borrowings for the three and six months ended June 30, 2017.

Additionally, when a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period they are incurred. For the three and six months ended June 30, 2018, the Company expensed $0 and $61, respectively, of interest and real estate taxes related to inactive projects. For the three and six months ended June 30, 2017, there were no inactive projects, therefore, no interest or real estate taxes were expensed.

12. DEBT

Notes payable consisted of the following:

	June 30,	December 31,
	2018	2017
Construction revolvers	$4,288	$7,237
Development and acquisition notes	11,053	9,533
Mezzanine notes	2,030	3,253
Line of credit	1,807	2,123
Secured - other	1,010	1,069

Total secured notes	20,188	23,215
Unsecured financing, net of unamortized deferred financing charges of $22 and $55	1,096	1,285
Notes payable- due to affiliates, unsecured, net of $0.9 million and $2.0 million discount and unamortized deferred financing charges, respectively	4,874	14,893

Total notes payable	$26,158	$39,393

As of June 30, 2018, maturities and/or curtailment obligations of all borrowings are as follows:

2018	$8,706
2019	15,725
2020	122
2021	—
2022 and thereafter	1,605

Total	$26,158

As of June 30, 2018, the Company had $8.7 million of its credit facilities and project related loans scheduled to mature during the remainder of 2018. As of August 14, 2018, the Company has successfully extended or repaid all obligations with lenders through August 14, 2018, and it is actively engaging its lenders seeking long term extensions and modifications to the loans where necessary. See Note 23 – Subsequent Events for further discussion on repayments and extensions subsequent to June 30, 2018.

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

As of June 30, 2018, and December 31, 2017, the Company had secured construction revolving credit facilities with a maximum loan commitment of $24.8 million and $24.7 million, respectively. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of June 30, 2018, and December 31, 2017, the Company had approximately $20.5 million and $17.5 million, respectively, of unused construction loan commitments. The Company had $4.3 million and $7.2 million of outstanding construction borrowings as of June 30, 2018 and December 31, 2017, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At June 30, 2018 and December 31, 2017, the weighted average interest rate on the Company’s outstanding construction revolving facilities was 4.7 and 4.6% per annum, respectively. The construction credit facilities have maturity dates ranging from September 2018 to June 2020, including extensions subject to the Company meeting certain conditions.

As of June 30, 2018, and December 31, 2017, the Company had approximately $34.8 million of aggregate acquisition and development maximum loan commitments of which $11.1 million and $9.5 million, respectively, were outstanding. These loans have maturity dates ranging from September 2018 to June 2020, including extensions subject to certain conditions, and bear interest at a rate based on LIBOR and prime rate pricing options, with interest rate floors ranging from 4.5% to 12.0% per annum. As of June 30, 2018 and December 31, 2017, the weighted average interest rate was 7.2% and 7.1% per annum, respectively.

During 2018, the Company had a mezzanine loan that is being used to finance the development of the Momentum | Shady Grove project. This mezzanine loan was paid in full during the three months ended June 30, 2018. The maximum principal commitment amount of this loan was $1.1 million, of which $1.3 million of principal and accrued interest was outstanding at December 31, 2017. This financing carried an annual interest rate of 12%, of which 6% was paid monthly with the remaining 6% being accrued and paid at maturity.

As of June 30, 2018, the Company also had a mezzanine loan that is being used to finance the development of finished lots at its Richmond Station project located in Prince William County, Virginia. The maximum principal commitment amount of this loan is $2.0 million, of which $2.0 million of principal and accrued interest was outstanding at June 30, 2018 and December 31, 2017, respectively. This financing carries an annual interest rate of 12% annually. This financing has a maturity date of September 30, 2018, and is guaranteed by the Company and our Chief Executive Officer. Subsequent to June 30, 2018, this financing was refinanced. Refer to Note 23 – Subsequent Events for further discussion of this refinancing.

Line of credit – secured

At June 30, 2018 and December 31, 2017, the Company utilized a secured revolving line of credit with a maximum capacity of $3.0 million, of which $1.8 million was outstanding at June 30, 2018 and December 31, 2017. This line of credit is secured by the first priority security interest in the Company’s wholly owned subsidiaries’ in the Washington, D.C. metropolitan area and guaranteed by our Chief Executive Officer. The Company uses this line of credit to finance the predevelopment related expenses and deposits for current and future projects and bears a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. At June 30, 2018 and December 31, 2017, the interest rate was 5.34% and 5.00%, respectively. This line of credit also calls for the Company to adhere to financial covenants such as, minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA, as defined in the agreement, measured on a twelve-month basis. As of June 30, 2018, the Company was in compliance with all financial covenants dictated by the line of credit agreement. This line of credit is guaranteed by our Chief Executive Officer. Subsequent to June 30, 2018, this financing was repaid in full. Refer to Note 23 – Subsequent Events for further discussion of this repayment.

Other – secured

As of June 30, 2018 and December 31, 2017, the Company had one secured loan related to JK Environmental, LLC (“JK”). The loan was used to finance the acquisition of JK, and carries a fixed interest rate of 6.0%, with a maturity date of October 17, 2022. At June 30, 2018 and December 31, 2017, this financing had an outstanding balance of $1.0 million and $1.1 million, respectively. This financing is secured by the assets of JK and is guaranteed by our Chief Executive Officer.

Unsecured financing

As of June 30, 2018, and December 31, 2017, the Company had $0.4 million and $0.6 million, respectively, in outstanding balances under a 10-year unsecured note with a bank. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 2.2%. At June 30, 2018 and December 31, 2017, the interest rate was 4.3% and 3.6% per annum, respectively. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

As of June 30, 2018, and December 31, 2017, the Company had two unsecured seller-financed promissory notes with outstanding balances totaling $0.7 million. The first note, in the amount of $0.1 million, carries an annual interest rate of the prime rate plus 5%. At June 30, 2018 and December 31, 2017, the interest rate was 10.0% and 9.5%, respectively. This financing has a maturity date of February 27, 2020, and is guaranteed by our Chief Executive Officer. The second note has an outstanding balance of $0.6 million as of June 30, 2018 and December 21, 2017. This financing carries an annual interest rate of LIBOR plus 3% and has a maturity date of July 17, 2022. At June 30, 2018 and December 31, 207, the interest rate was 5.66% and 4.56%, respectively.

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

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three-year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Development Services, LLC (“CDS”), a Company wholly owned by our Chief Executive Officer. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the Comstock Growth Fund promissory note. Concurrently, the face amount of the CGF Note was reduced to $5.7 million as of the Effective Date. The loan bears interest at a fixed rate of 10% per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $4.9 million and $11.3 million of outstanding borrowings and accrued interest under the CGF loan, net of discounts, as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, and December 31, 2017, the interest rate was 10.0% and 11.9% per annum, respectively. The maturity date for the CGF loan is April 16, 2019.

For the three and six months ended June 30, 2018, the Company made interest payments of $0.3 million. For the three and six months ended June 30, 2017, the Company made interest payments of $0.4 million and $0.8 million, respectively.

During the three and six months ended June 30, 2018, the Company did not make principal payments to CGF. During the three months ended June 30, 2017, the Company made principal payments to CGF of $1.5 million.

Comstock Growth Fund II

On December 29, 2015, the Company entered into a revolving line of credit promissory note with Comstock Growth Fund II (“CGF II”) whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two-year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. The funds obtained from the loan are being used by the Company (i) to capitalize the Company’s current and future development pipeline, (ii) to repay all or a portion of the Company’s prior private placements, and (iii) for general corporate purposes. Effective December 31, 2017, the CGF II loan was extended one year to December 31, 2018. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Note Exchange and Subscription Agreement (the “Note Exchange Agreement”) in which a note (“CGF2 Note”) with an outstanding principal and accrued interest balance of $3.7 million was exchanged for 738,390 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Growth Fund II, L.C. (“CGF2”), a Company wholly owned by our Chief Executive Officer. The CGF2 Note was cancelled in its entirety effective as of the Effective Date. As a result of the conversion of CGF & CGF2, the Company recognized a gain of $3.7 million, which was recorded in ‘Additional paid-in capital’ in the consolidated balance sheet and an income tax benefit of $0.5 million, which was recorded in the consolidated statement of operations for the three and six months ended June 30, 2018. Refer to Note 14 – Fair Value Disclosure for further information regarding the assumptions and methods utilized in determining the fair value of the Preferred Stock issued. As of December 31, 2017, $3.6 million, was outstanding in principal and accrued interest under the CGF II loan.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At June 30, 2018, and 2017, the Company had $1.1 million in outstanding letters of credit. At June 30, 2018, and 2017, the Company had $4.4 million and $4.2 million in outstanding performance bonds, respectively. No amounts have been drawn against the outstanding letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of June 30, 2018, and December 31, 2017, we had approximately $1.0 million in these escrow accounts, which are included in ‘Restricted cash’ in the accompanying consolidated balance sheets.

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

	June 30,	December 31,
	2018	2017
Carrying amount	$26,158	$39,393
Fair value	$25,714	$38,899

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In connection with the CGF I & II conversions discussed in Note 12 – Debt and Note 18 – Related Party Transactions, we issued 2,220,690 shares of Series C Non-Convertible Preferred Stock with a liquidation preference of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Company recorded these shares based on the fair value calculation on the effective date of the agreement. The Company used various assumptions and inputs such as current market condition and financial position in calculating the fair value of the Series C Preferred Stock by back solving from the Company’s equity value using the option pricing and the probability-weighted expected return models, adjusted for marketability of the Series C Preferred Stock.

The Company may also value its non-financial assets and liabilities, including items such as real estate inventories and long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.

Resulting from impairment analysis conducted during the three and six months ended June 30, 2018, the Company expensed $0.2 million and $0.8 million, respectively, of feasibility, site securing, predevelopment, design, carry costs and related costs for two of its communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and market conditions. There were no impairment charges recorded during the three and six months ended June 30, 2017.

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

For the three and six months ended June 30, 2018, the Company issued 60,000 stock options to employees. No restricted stock awards were issued during the three and six months ended June 30, 2018.

During the three months ended June 30, 2017, the Company issued 45,000 restricted stock awards. During the six months ended June 30, 2017, the Company issued 157,000 stock options and 245,000 restricted stock awards to employees.

Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Assets - Real Estate Inventories	$4	$19	$18	$24
Cost of sales - Asset Management and Real Estate Services	—	34	86	43

Expense - General and administrative	69	56	69	79

	$73	$109	$173	$146

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

As of June 30, 2018, the weighted-average remaining contractual term of unexercised stock options was 8 years. As of June 30, 2018, and December 31, 2017, there was $0.5 million and $0.6 million, respectively, of unrecognized compensation cost related to stock grants. As of June 30, 2017, the weighted-average remaining contractual term of unexercised stock options was 7 years. As of June 30, 2017, there was $0.7 million of unrecognized compensation cost related to stock grants.

The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

16. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and six months ended June 30, 2018 and 2017 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

As a result of the net loss attributable to common stockholders for the three months ended June 30, 2018, approximately 122 restricted stock awards, 30 stock options, and 65 warrants were excluded from the computation of dilutive earnings per share. As a result of the net loss attributable to common stockholders for the six months ended June 30, 2018, approximately 105 restricted stock awards, 4 stock options, and 34 warrants were excluded from the computation of dilutive earnings per share.

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

17. VARIABLE INTEREST ENTITIES

Consolidated Real Estate Inventories

Included within the Company’s real estate inventories at June 30, 2018 and December 31, 2017 are several projects that are determined to be variable interest entities (“VIEs”). These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. Because of the Company’s majority voting rights and complete operational control of these entities, the Company determined that it was the primary beneficiary of these VIEs.

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

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. No distributions were made during the three and six months ended June 30, 2018 and 2017.

In August 2016, Comstock Investors X, L.C. (“Comstock X”) entered into a subscription agreement with an accredited investor (“Comstock X Class B Member”), pursuant to which the Comstock X Class B Member purchased membership interests in Comstock X for an initial amount of $5.0 million, which is part of an aggregate capital raise of $14.5 million (the “Comstock X Private Placement”). The Comstock X Class B Member is Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, our Chief Executive Officer. In October 2016, the Comstock X Class B Member purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million. In connection with the Comstock X Private Placement, the Company issued a total of 150,000 warrants for the purchase of shares of the Company’s Class A common stock, having an aggregate fair value of $258. The Comstock X Member is entitled to a cumulative, preferred return of 6% per annum, compounded annually on the capital account balance. The Company has the right to repurchase the interest of the Comstock X Class B Member at any time, provided that (i) all of the Comstock X Class B Members’ interest is acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock X Class B Members’ capital account plus accrued priority return. In October 2017, the Operating Agreement for Comstock X was amended to increase the maximum capital raise to $19.5 million. Additionally, in October 2017, Comstock X received proceeds of $5.0 million under the amended Operating Agreement to be used for the planned construction of the Company’s Totten Mews, Towns at 1333, Richmond Station, and Marwood East projects. As part of this additional contribution, 50,000 warrants for the purchase of the Company’s Class A common stock, having an aggregate fair value of $81. The Company evaluated Comstock X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. No distributions were made during the three and six months ended June 30, 2018. During the six months ended June 30, 2017, the Company paid distributions of $1.0 million to its non-controlling interest member.

At June 30, 2018 and December 31, 2017, the distributions and contributions for the VIEs discussed above are included within the ‘Non-controlling interest’ classification in the consolidated balance sheets.

At June 30, 2018 and December 31, 2017, total assets of these VIEs were approximately $27.6 million and $30.6 million, respectively, and total liabilities were approximately $15.5 million and $15.9 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities are primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

18. RELATED PARTY TRANSACTIONS

The Company leases its corporate headquarters from an affiliated entity that is wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease, which expires in 2018, is $0.1 million. For the three months ended June 30, 2018 and 2017, total payments made under this lease agreement were $53 and $52, respectively. For the six months ended June 30, 2018 and 2017, total payments were $107 and $104, respectively.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended June 30, 2018 and 2017, the Company billed Comstock Asset Management, L.C. $12 and $285, respectively, for services and out-of-pocket expenses. For the six months ended June 30, 2018 and 2017, Comstock Asset Management, L.C. was billed $12 and $488, respectively. Revenues from this arrangement are included within ‘Revenue – real estate services’ in the accompanying consolidated statements of operations. As of June 30, 2018, and December 31, 2017, the Company was owed $12 and $145, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

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

Simultaneously, on October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10 million and a maximum capacity of up to $20 million. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. The Company borrowed an additional principal loan amount of $6.2 million under the amended and restated CGF promissory note bringing the total aggregate principal amount borrowed to $16.2 million. The CGF loan initially had a three year term carrying a floating interest rate of LIBOR plus 9.75% with a 10% floor. The loan requires an annual principal repayment in the amount of 10% of the average outstanding balance and a monthly interest payment that will be made in arrears. See Note 12 – Debt for further discussion of transactions entered into with CGF.

On December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, members of the Company’s management and board of directors and the other third party accredited investors who participated in the CGF Private Placement (the “Amended CGF Private Placement”). Under the Amended CGF Private Placement, in addition to the warrants described above, the Company entered into a commitment to grant 226,857 shares of our Class A common stock to the purchasers in the Amended CGF Private Placement. On May 12, 2015, the Company issued 226,857 un-registered shares of its Class A common stock to the purchasers in the Amended CGF Private Placement. The Amended CGF Private Placement was closed for additional investments on May 15, 2015. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Development Services, LLC (“CDS”), a Company wholly owned by our Chief Executive Officer. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the Comstock Growth Fund promissory note. Concurrently, the face amount of the CGF Note was reduced to $5.7 million as of the Effective Date.

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

On December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company was created for the purpose of extending loans to the Company. CGF II entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”). Also on December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two-year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. On December 29, 2017, the CGF II loan was extended one year to December 31, 2018. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Note Exchange and Subscription Agreement (the “Note Exchange Agreement”) in which a note (“CGF2 Note”) with an outstanding principal and accrued interest balance of $3.7 million was exchanged for 738,390 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Growth Fund II, L.C. (“CGF2”), a Company wholly owned by our Chief Executive Officer. The CGF2 Note was cancelled in its entirety effective as of the Effective Date. As a result of the conversion of CGF & CGF2, the Company recognized a gain of $3.7 million, which was recorded in ‘Additional paid-in capital’ in the consolidated balance sheet and an income tax benefit of $0.5 million, which was recorded in the consolidated statement of operations for the three and six months ended June 30, 2018. As of December 31, 2017, $3.6 million, was outstanding in principal and accrued interest under the CGF II loan.

On March 22, 2017, the Company entered into a Share Exchange Agreement with the holders of the Company’s Series B Preferred Stock pursuant to which the Company exchanged 772,210 shares of the Company’s Series B Preferred Stock for 772,210 shares of the Company’s newly created Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Series B Preferred Stock, together with all accrued dividends earned through the conversion date, was retired upon re-acquisition and the fair value of the Series C Preferred Stock is recorded in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. The difference in fair value from the extinguishment of the Series B Preferred Stock and issuance of the Series C Preferred Stock of $1,011 was recorded in the accompanying consolidated statement of operations. For the three and six months ended June 30, 2018, no shares of Series B Preferred Stock were issued. For the six months ended June 30, 2017, 15,663 shares of the Series B Preferred Stock, with a liquidation value of $78, were paid-in-kind, and were retired in the conversion.

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

Pursuant to the Agreement, CDS will pay CAM an annual cost-plus fee (the “Annual Fee”) in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to the Comstock Real Estate Portfolio pursuant to the Agreement, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000. During the three and six months ended June 30, 2018, the Company invoiced $2.5 million and $8.5 million, respectively. Additionally, the Company recorded revenue of $2.8 million and $5.6 million for the three and six months ended June 30, 2018, respectively, which is included in ‘Revenue-asset management’ in the consolidated statement of operations.

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

In addition, as part of the Comstock VIII Private Placement discussed in Note 17 – Variable Interest Entities, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock VIII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests that equaled or exceeded an initial investment amount of $250. The warrants represent the right to purchase an aggregate amount of up to 14,573 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants have expiration dates ranging from December 12, 2023 and December 17, 2023 and may be exercised at any time prior to those dates.

Also, as part of the Comstock X Private Placement discussed in Note 17 – Variable Interest Entities, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock X Class B Member. The warrants represent the right to purchase an aggregate amount of up to 150,000 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to August 15, 2026.

As part of the additional $5.0 million contribution received from Comstock X in October 2017, an additional 50,000 warrants to purchase the Company’s Class A common stock were issued. These warrants have the same terms and provisions as the original 150,000 warrants issued in August 2016. These warrants may be exercised any time prior to October 13, 2027.

As discussed in Note 18 – Related Party Transactions, as part of the CGF Private Placement, depending upon the investment amount, purchasers of interests in CGF other than CDS received warrants that represent the right to purchase a certain number of shares of the Company’s Class A common stock. For purchasers who are not affiliates or insiders, the warrants have initial exercise prices ranging from $4.91 to $7.63. The exercise prices of the warrants to affiliates and insiders range from $7.30 to $7.63. The warrants contain a cashless exercise provision. In the event a purchaser exercises the warrant on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time within ten years from the date of issuance. As of June 30, 2018, the warrants represent the right to purchase an aggregate amount of up to 76,244 shares of our Class A common stock. The warrants have expiration dates ranging from November 12, 2024 and May 12, 2025 and may be exercised at any time prior to those dates.

In connection with entering into the SunBridge (“SunBridge”) loan agreement in 2011, the Company issued warrants to purchase shares of the Company’s Class A common stock to BridgeCom Development I, LLC, an affiliate of SunBridge. The warrants represent the right to purchase an aggregate amount of up to 142,857 shares of the Company’s Class A common stock. The warrants have an initial exercise price of $7.21. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to July 12, 2021. On May 29, 2012, the Company repaid the SunBridge loans in full and the SunBridge warrants remain unexercised as of June 30, 2018.

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

Our share of the earnings for the three months ended June 30, 2018 and 2017 are $35 and $6, respectively. Earnings for the six months ended June 30, 2018 and 2017 are $49 and $24, respectively. During the three months ended June 30, 2018 and 2017, the Company collected total distributions of $13 and $36, respectively, as a return on investment. During the six months ended June 30, 2018 and 2017, the Company collected total distributions of $23 and $54, respectively.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statement of Operations:
Total net revenue	$101	$41	$159	$107
Total expenses	31	30	61	60

Net income	$70	$11	$98	$47

Comstock Holding Companies, Inc. share of net income	$35	$6	$49	$24

21. INCOME TAXES

For the three and six months ended June 30, 2018, the Company recognized income tax benefit of $0.5 million related to the conversion of CGF I & II to Series C Preferred Stock. The effective tax rate at June 30, 2018 is 0.90%. The Company did not recognize income tax expense for the three and six months ended June 30, 2017.

The Company currently has approximately $143 million in federal and state Net Operating Losses (“NOL”s). If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of June 30, 2018, the three-year cumulative shift in ownership of the Company’s stock has not triggered an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of June 30, 2018, because the Company has recorded a full valuation allowance on substantially all of its net deferred tax assets.

The Company has not recorded any accruals related to uncertain tax positions as of June 30, 2018 and 2017. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2016 tax years remain subject to examination by federal and most state tax authorities.

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

The Asset Management and Homebuilding segments operate solely within the Company’s Washington, D.C. area reportable geographic area. The Real Estate Services segment operates in the Washington, D.C, New Jersey, and Pennsylvania geographic area. The following table includes the Company’s three reportable segments of Asset Management, Real Estate Services, and Homebuilding for the three and six months ended June 30, 2018 and 2017.

		Asset	Real Estate
	Homebuilding	Management	Services	Total
Three Months Ended June 30, 2018
Gross revenue	$10,709	$2,960	$631	$14,300
Gross profit (loss)	(834)	354	(45)	(525)
Net (loss) income	(607)	354	(564)	(817)
Depreciation and amortization	62	—	36	98
Interest expense	—	—	24	24
Total assets	38,543	3,730	3,645	45,918
Three Months Ended June 30, 2017
Gross revenue	$10,235	$—	$285	$10,520
Gross profit (loss)	1,014	—	(11)	1,003
Net loss	(524)	—	(11)	(535)
Depreciation and amortization	112	—	34	146
Interest expense	—	—	—	—
Total assets	55,590	—	233	55,823
Six Months Ended June 30, 2018
Gross revenue	$16,270	$5,751	$1,078	$23,099
Gross profit (loss)	(768)	604	225	61
Net (loss) income	(1,288)	604	(761)	(1,445)
Depreciation and amortization	62	—	73	135
Interest expense	61	—	48	109
Total assets	38,543	3,730	3,645	45,918
Six Months Ended June 30, 2017
Gross revenue	$20,299	$—	$489	$20,788
Gross profit (loss)	1,977	—	(31)	1,946
Net loss	(1,168)	—	(31)	(1,199)
Depreciation and amortization	177	—	43	220
Interest expense	—	—	—	—
Total assets	55,590	—	233	55,823

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs.

23. SUBSEQUENT EVENTS

On July 25, 2018, the Company refinanced its mezzanine loan related to its Richmond Station project, which had an outstanding balance as of June 30, 2018 of $2.0 million of principal and accrued interest. The loan was refinanced as a secured development loan, with a variable interest rate of LIBOR plus 3.50%, with a floor of 5.00%. The loan has an initial maturity date of July 25, 2021. Simultaneously, the Company repaid its secured line of credit obligation, which had an outstanding balance of $1.8 million of principal and accrued interest.

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

Homebuilding

Our Developed Communities

We are currently operating, or developing in multiple counties throughout the Washington, D.C. area market. The following table summarizes certain information for our owned or controlled communities as of June 30, 2018:

	Pipeline Report as of June 30, 2018
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (8)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	38	—	—	—	—	$747
Townes at the Hampshires (3)	DC	TH	73	73	—	—	—	—	$551
Estates at Falls Grove	VA	SF	19	19	—	—	—	—	$545
Townes at Falls Grove	VA	TH	110	110	—	—	—	—	$304
Townes at Shady Grove Metro	MD	TH	36	27	—	9	—	9	$583
Townes at Shady Grove Metro (4)	MD	SF	3	3	—	—	—	—	$—
Momentum | Shady Grove Metro (5)	MD	Condo	110	110	—	—	—	—	$26
Estates at Emerald Farms	MD	SF	84	84	—	—	—	—	$426
Townes at Maxwell Square	MD	TH	45	45	—	—	—	—	$421
Townes at Hallcrest	VA	TH	42	42	—	—	—	—	$465
Estates at Leeland	VA	SF	24	17	4	3	—	7	$379
Villas | Preserve at Two Rivers 28’	MD	TH	6	6	—	—	—	—	$458
Villas | Preserve at Two Rivers 32’	MD	TH	10	10	—	—	—	—	$504
Marrwood East (7)	VA	SF	35	30	4	1	—	5	$645
Townes at Totten Mews (6)	DC	TH	40	13	18	9	—	27	$589
The Towns at 1333	VA	TH	18	7	6	5	—	11	$928
The Woods at Spring Ridge	MD	SF	21	5	7	9	—	16	$681
Solomons Choice	MD	SF	56	—	1	55	—	56	$653
Townes at Richmond Station	VA	TH	104	—	—	104	—	104	$—
Condominiums at Richmond Station	VA	MF	54	—	—	54	—	54	$—

Total			928	639	40	249	—	289

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program; not considered a separate community.
(5)	16 of these units are subject to statutory moderately priced dwelling unit program.
(6)	5 of these units are subject to statutory affordable dwelling unit program.
(7)	1 of these units is subject to statutory affordable dwelling unit program.
(8)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Settlements, orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements, and backlog for the three and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross new orders	22	23	41	62
Cancellations	1	5	2	10
Net new orders	21	18	39	52
Gross new order revenue	$12,992	$10,980	$25,695	$30,537
Cancellation revenue	$671	$2,555	$1,292	$5,068
Net new order revenue	$12,321	$8,425	$24,403	$25,469
Average gross new order price	$591	$477	$627	$493
Settlements	15	23	23	48
Revenue - homebuilding(1)	$7,870	$10,235	$13,430	$20,299
Average settlement price	$525	$445	$584	$423
Backlog units	40	39	40	39
Backlog revenue	$25,434	$22,378	$25,434	$22,378
Average backlog price	$636	$574	$636	$574

(1)	Revenue from homebuilding above excludes $2.8 million of revenue recognized in conjunction with the sale of Momentum | Shady Grove land.

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

Although we intend to transition away from on-balance sheet homebuilding operations, our expertise in developing various housing products enables us to focus on a wide range of opportunities and provide a wide range of services to clients within our core market. For our remaining homebuilding inventory, we will continue to develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or we may sell raw or finished lot inventories to third party developers or homebuilders who will then develop or build out the homes in our remaining projects. For the inventory which we will continue with our homebuilding operations, we will continue to focus on for-sale products designed to attract first-time, early move-up, and secondary move-up buyers. We focus on products that we offer for sale in the middle price points within the markets where we operate, avoiding the very low-end and high-end products.

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

Shady Grove Metro. In June 2018, we conveyed 110 multifamily dwelling units in Rockville, Maryland adjacent to the Shady Grove metro rail station to a joint venture for a purchase price of $2.8 million. The Company will be providing a variety of real estate management services to the project on an on-going basis.

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

Results of Operations

Three and six months ended June 30, 2018 compared to three and six months ended June 30, 2017

Revenue – homebuilding

Revenue from homebuilding decreased by $2.3 million to $7.9 million for the three months ended June 30, 2018 as compared to $10.2 million for the three months ended June 30, 2017. Revenue from homebuilding decreased by $6.9 million to $13.4 million for the six months ended June 30, 2018 as compared to $20.3 million for the six months ended June 30, 2017. For the three months ended June 30, 2018, the Company settled 15 units (7 units at Marrwood, 4 units at Leeland Station, 1 unit at The Towns at 1333, 2 units at The Woods at Spring Ridge, and 1 unit at Totten Mews), as compared to 23 units (12 units at Falls Grove, 1 unit at Emerald Farm, 3 units at Marrwood, 4 units at Leeland, 2 units at Two Rivers and 1 unit at The Towns at 1333) for the three months ended June 30, 2017. For the six months ended June 30, 2018, the Company settled 23 units (11 units at Marrwood, 5 units at Leeland Station, 3 units at The Towns at 1333, 2 units at The Woods at Spring Ridge, and 2 units at Totten Mews), as compared to 48 units (24 units at Falls Grove, 6 units at Hallcrest, 5 units at Emerald Farm, 4 unit at Marrwood, 5 units at Leeland, 1 unit at Shady Grove, 2 units at Two Rivers, and 1 unit at The Towns at 1333) for the six months ended June 30, 2017. Our homebuilding gross margin percentage for the three months ended June 30, 2017 decreased by 17.7% to (7.8)%, as compared to 9.9% for the three months ended June 30, 2017. Our homebuilding gross margin percentage for the six months ended June 30, 2018 decreased by 14.4% to (4.7)%, as compared to 9.7% for the six months ended June 30, 2017. The overall decrease in gross margins was the result of the number of units settled and the mix of homes, which included the sales of 4 lots at Leeland Station, and 110 multi-family units at Momentum | Shady Grove.

Backlog, which reflects revenue from sales contracts the Company entered into with homebuyers for future delivery, increased by $3.0 million to $25.4 million as of June 30, 2018, as compared to $22.4 million as of June 30, 2017.

Gross new order revenue, consisting of revenue from all units sold, for the three months ended June 30, 2018 was $13.0 million on 22 units as compared to $11.0 million on 23 units for the three months ended June 30, 2017. Gross new order revenue, consisting of revenue from all units sold, for the six months ended June 30, 2018 was $25.7 million on 41 units as compared to $30.5 million on 62 units for the six months ended June 30, 2017. Net new order revenue, representing revenue for all units sold less cancellations, for the three months ended June 30, 2018 was $12.3 million on 21 units as compared to $8.4 million on 18 units for the three months ended June 30, 2017. Net new order revenue, representing revenue for all units sold less cancellations, for the six months ended June 30, 2018 was $24.4 million on 39 units as compared to $24.5 million on 52 units for the six months ended June 30, 2017. The changes are attributable to the number and mix of homes sold.

Revenue – asset management

Revenue from asset management for the three and six months ended June 30, 2018 was $3.1 million and $5.9 million, respectively. Effective January 2, 2018, the Company entered into a master asset management agreement (“the Agreement”) with Comstock Development Services LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of the Company. Pursuant to the Agreement, CDS will pay CAM an annual cost-plus fee (the “Annual Fee”) in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to the Comstock Real Estate Portfolio pursuant to the Agreement, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000.

Revenue – real estate services

Revenue from real estate services for the three months ended June 30, 2018 increased by $0.3 to $0.6 million, as compared to $0.3 million during the three months ended June 30, 2017. Revenue from real estate services for the six months ended June 30, 2018 increased by $0.6 to $1.1 million, as compared to $0.5 million for the six months ended June 30, 2017. The increase is attributable to the Company’s acquisition of JK Environmental on July 17, 2017.

Cost of sales – homebuilding

Cost of sales – homebuilding increased by $2.3 million to $11.5 million during the three months ended June 30, 2018, as compared to $9.2 million during the three months ended June 30, 2017. Cost of sales – homebuilding decreased by $1.3 million to $17.0 million during the six months ended June 30, 2018, as compared to $18.3 million during the six months ended June 30, 2017. The changes were primarily attributable to the number of units settled and the mix of homes settled during the three and six months ended June 30, 2018.

Cost of sales – asset management

Cost of sales – asset management for the three and six months ended June 30, 2018 was $3.1 million and $5.9 million, respectively. This increase from the three and six months ended June 30, 2017 was a result of the master asset management agreement that became effective for the Company January 2, 2018.

Cost of sales – real estate services

Cost of sales – real estate services increased by $0.4 million to $0.7 million during the three months ended June 30, 2018, as compared to $0.3 million during the three months ended June 30, 2017. Cost of sales – real estate services increased by $0.4 million to $0.9 million during the six months ended June 30, 2018, as compared to $0.5 million during the six months ended June 30, 2017. The increase primarily relates to our new initiatives within our real estate services segment to expand our footprint in the real estate consulting and environmental study fields.

Impairment charges

During the three and six months ended June 30, 2018, as a result of our impairment analysis, the Company expensed $0.2 million and $0.8 million, respectively, of feasibility, site securing, predevelopment, design, carry costs and related costs for two of its communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and market conditions. There were no impairment charges recorded during the three and six months ended June 30, 2017.

Sales and marketing

Selling and marketing expenses for the three months ended June 30, 2018 decreased by $0.1 million to $0.2 million, as compared to $0.3 million for the three months ended June 30, 2017. Selling and marketing expenses for the six months ended June 30, 2018 decreased by $0.3 million to $0.4 million, as compared to $0.7 million for the six months ended June 30, 2017. The decrease is attributable to continued benefit from the cost saving measures, in addition to the master asset management agreement, which was effective January 2, 2018.

General and administrative

General and administrative expenses for the three months ended June 30, 2018 decreased by $0.8 million to $0.4 million, as compared to $1.2 million for the three months ended June 30, 2017. General and administrative expenses for the six months ended June 30, 2018 decreased by $1.8 million to $0.7 million, as compared to $2.5 million for the six months ended June 30, 2017. The year-over-year decrease is attributable to attrition in employee head count and general overhead cost saving measures, in addition to the master asset management agreement, which was effective January 2, 2018. Under the master asset management agreement, the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, along with the employment expenses of personnel are to be included as Cost of sales – Asset Management, as opposed to General and administrative expenses historically.

Income taxes

For the three and six months ended June 30, 2018, the Company recognized income tax benefit of $0.5 million related to the conversion of Comstock Growth Fund I & II to Series C Preferred Stock. Refer to Note 12 – Debt to the consolidated financial statements for more information. As of June 30, 2018, the effective tax rate is 0.90%. There were no income tax expenses for the three and six months ended June 30, 2017.

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

As of June 30, 2018, $6.5 million of our secured project related notes were set to mature at various periods through the end of 2018. As of August 14, 2018, we have successfully extended or repaid all obligations with lenders through August 14, 2018, and we are actively engaging our lenders seeking long term extensions and modifications to the loans where necessary. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default.

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

Refer to Note 12 – Debt and Note 23 – Subsequent Events for further discussion regarding our debts, extension of loan maturity date and other subsequent events impacting our credit facilities. See Note 18 – Related Party Transactions in the accompanying consolidated financial statements for details on private placement offerings.

Cash Flow

Net cash provided by operating activities was $6.9 million for the six months ended June 30, 2018 compared to the net cash provided by operating activities of $1.9 million for the six months ended June 30, 2017. The $6.9 million net cash provided by operations for the six months ended June 20, 2018 was primarily attributable to releases of inventories associated with units settled and land sold of $9.2 million, offset by the net loss of $1.4 million, the deferred income tax benefit of $0.5 million recognized as a result of the conversion of the Comstock Growth Fund I & II notes payable to Series C Preferred Stock, and decreases in accounts payable and accrued liabilities of $0.7 million. The $1.9 million net cash provided by operations for the six months ended June 30, 2017 was primarily attributable to increases in accounts payable of $1.3 million, $0.3 million of releases of inventories associated with units settled, increases in accrued interest of $0.3 million, capitalization of feasibility costs for new projects of $0.7 million, and the amortization of loan discounts and other financing fees of $0.6 million, offset by the net loss of $1.2 million.

Net cash used in financing activities was $2.9 million for the six months ended June 30, 2018. This was primarily attributable to the pay downs on notes payable of $11.1 million, offset by borrowings of $8.3 million. Net cash used in financing activities was $4.9 million for the six months ended June 30, 2017. This was primarily attributable to the distributions of $1.9 million to the Comstock Investor VIII Class B Members to fully redeem their equity interest and a distribution to the Comstock Investor X Class B Members of $1.0 million, along with the pay downs on notes payable of $13.6 million, offset by borrowings of $11.8 million.

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

Critical Accounting Policies and Estimates

Contract Liability – Deferred Revenue

As of June 30, 2018, the Company has recorded deferred revenue of $2.8 million. Deferred revenue refers to payments received in advance for services which have not yet been performed. These payments resulted from the Agreement executed by CAM as described in Note 1 – Organization and Basis of Presentation and Note 18 – Related Party Transactions in the accompanying notes to the consolidated financial statements. These deferred revenues are classified on the Company’s balance sheet as a liability. Refer to Note 8 – Contract Assets and Contract Liabilities in the accompanying notes to the consolidated financial statements.

There have been no other significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2018 from those discussed above or disclosed in Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to an Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.3	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2015).

3.5	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on January 4, 2016).

3.6	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (File No. 333-118193)).

10.66*	Third Amended and Restated Promissory Note, dated May 22, 2018, between Comstock Holding Companies, Inc. and Comstock Growth Fund, L.C.

10.67*	Second Amended and Restated Operating Agreement of Comstock Growth Fund, L.C., dated May 22, 2018.

10.68*	Membership Interest Exchange and Subscription Agreement, dated May 23, 2018, between Comstock Holding Companies, Inc., Comstock Growth Fund, L.C., and certain members of Comstock Growth Fund.

10.69*	Note Exchange and Subscription Agreement, dated May 23, 2018, between Comstock Holding Companies, Inc. and Comstock Growth Fund II, L.C.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: August 14, 2018	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)