Form 10-Q
period 2018-09-30
Comstock Holding Companies, Inc.
filed 2018-11-08
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

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

As of November 8, 2018, 3,683,199 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$3,469	$1,806
Restricted cash	1,248	1,141
Trade receivables	2,480	491
Trade receivables - related parties	1,571	145
Real estate inventories	27,035	44,711
Fixed assets, net	241	309
Goodwill	1,702	1,702
Intangible assets, net	187	237
Other assets	1,175	616
TOTAL ASSETS	$39,108	$51,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$5,930	$9,116
Deferred revenue	2,500	—
Notes payable - secured by real estate inventories, net of deferred financing charges	17,401	23,215
Notes payable - due to affiliates, unsecured, net of discount and deferred financing charges	4,869	14,893
Notes payable - unsecured, net of deferred financing charges	718	1,285
Income taxes payable	63	39
TOTAL LIABILITIES	31,481	48,548

Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY (DEFICIT)
Series C preferred stock $0.01 par value, 3,000,000 shares authorized, 2,799,848 and 579,158 shares issued and outstanding and liquidation preference of $13,999 and $2,896, at September 30, 2018 and December 31, 2017, respectively	$7,193	$442
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 3,683,199 and 3,295,518 issued, and outstanding, respectively	37	33
Class B common stock, $0.01 par value, 220,250 shares authorized, issued, and outstanding, respectively	2	2
Additional paid-in capital	180,683	177,612
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(193,456)	(189,803)
TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(8,203)	(14,376)
Non-controlling interests	15,830	16,986
TOTAL EQUITY	7,627	2,610
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,108	$51,158

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Revenue—homebuilding	$11,497	$13,076	$27,767	$33,375
Revenue—asset management	2,730	—	8,481	—
Revenue—real estate services	712	739	1,790	1,228
Total revenue	14,939	13,815	38,038	34,603

Expenses
Cost of sales—homebuilding	11,722	12,482	28,760	30,804
Cost of sales—asset management	2,458	—	7,605	—
Cost of sales—real estate services	922	846	1,775	1,366
Impairment charges	1,354	—	2,128	—
Sales and marketing	281	401	709	1,122
General and administrative	242	1,263	970	3,735
Interest and real estate taxes	38	16	147	16
Operating loss	(2,078)	(1,193)	(4,056)	(2,440)
Other income, net	26	21	81	69
Loss before income tax benefit (expense)	(2,052)	(1,172)	(3,975)	(2,371)
Income tax benefit (expense)	438	(29)	916	(29)
Net loss	(1,614)	(1,201)	(3,059)	(2,400)
Net income (loss) attributable to non-controlling interests	314	309	594	(630)
Net loss attributable to Comstock Holding Companies, Inc.	(1,928)	(1,510)	(3,653)	(1,770)
Paid-in-kind dividends on Series B Preferred Stock	—	—	—	78
Extinguishment of Series B Preferred Stock	—	—	—	(1,011)
Net loss attributable to common stockholders	$(1,928)	$(1,510)	$(3,653)	$(837)

Basic and diluted net loss per share	$(0.52)	$(0.45)	$(0.99)	$(0.25)

Basic and diluted weighted average shares outstanding	3,743	3,374	3,708	3,299

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,059)	$(2,400)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	275	876
Deferred income tax benefit	(918)	—
Depreciation expense	141	123
Earnings from unconsolidated joint venture, net of distributions	20	15
Stock compensation	238	238
Impairment charges	2,128	—
Changes in operating assets and liabilities:
Trade receivables	(3,415)	(425)
Real estate inventories	15,720	1,497
Other assets	(608)	796
Accrued interest	(266)	793
Accounts payable and accrued liabilities	(586)	1,046
Income taxes payable	2	10
Net cash provided by operating activities	9,672	2,569
Cash flows from investing activities:
Business acquisition, net of cash acquired	-	(582)
Purchase of fixed assets	(73)	(17)
Principal received on note receivable	29	27
Net cash used in investing activities	(44)	(572)
Cash flows from financing activities:
Proceeds from notes payable	15,817	19,936
Payments on notes payable	(21,769)	(22,442)
Loan financing costs	(159)	(145)
Distributions to non-controlling interests	(1,750)	(3,156)
Repurchase of Series C preferred stock	—	(89)
Taxes paid related to net share settlement of equity awards	3	-
Net cash used in financing activities	(7,858)	(5,896)
Net increase (decrease) in cash, restricted cash and cash equivalents	1,770	(3,899)
Cash, restricted cash and cash equivalents, beginning of period	2,947	6,999
Cash, restricted cash and cash equivalents, end of period	$4,717	$3,100
Supplemental cash flow information:
Interest paid, net of interest capitalized	$(318)	$(686)
Supplemental disclosure for non-cash investing and financing activities:
Business acquisition notes payable	$—	$1,710
Seller's note payable	$—	$115
Accrued liability settled through issuance of stock	$101	$63
Increase in Series B preferred stock value in connection with dividends paid in-kind	$—	$24
Conversion of Class B common stock to Class A common stock	$—	$2
Extinguishment of Series B Preferred Stock	$—	$1,011
Issuance of Series C preferred stock upon conversion of CGF I & II	$6,751	$—
Extinguishment of Notes payable - due to affiliates, net of discount	$(10,402)	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts are in thousands, except per share data, number of units, or as otherwise noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has included all necessary adjustments and disclosures. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

For the three and nine months ended September 30, 2018 and 2017, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

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

As of September 30, 2018, $15.5 million of the Company’s outstanding credit facilities and project related loans mature at various periods during the next twelve months. Active discussions are taking place with our lenders to seek long term extensions and modifications to these loans. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations, and financial covenant compliance. If the Company fails to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default. Refer to Note 12 – Debt for further discussion regarding the Company’s credit facilities and Note 23 – Subsequent Events for other subsequent events impacting our credit facilities’ extensions.

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

On October 2, 2018, the Company changed the name of JK Environmental Services, LLC, an entity that was acquired in July 2017, to Comstock Environmental Services, LLC (“Comstock Environmental”). Comstock Environmental will continue to provide environmental due diligence, site characterization and remediation, industrial hygiene, New Jersey LSRP services, storage tank management, and waste management services.

Use of Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts for the reporting periods. We base these estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate these estimates and judgments on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Material estimates are utilized in the valuation of real estate inventories, valuation of deferred tax assets, analysis of goodwill impairment, valuation of equity-based compensation, valuation of preferred stock issuances, capitalization of costs, consolidation of variable interest entities, fair value of debt instruments and warranty reserves.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to the current year presentation. For the nine months ended September 30, 2018 and 2017, the Company reclassified $1.2 million and $1.0 million of cash and restricted cash in its consolidated statement of cash flows as a result of the adoption of Accounting Standards Update 2016-15. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both ASU 2016-15 and ASU 2016-18 were adopted for the Company’s fiscal year beginning January 1, 2018. The adoption resulted in presentation reclassification of cash and restricted cash for the nine months ended September 30, 2018 and 2017 of $1.2 million and $1.0 million, respectively, in its consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business” (“ASU 2017-01”), which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The standard requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. ASU 2017-01 was adopted for the Company’s fiscal year beginning January 1, 2018. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. ASU 2017-09 was adopted for the Company’s fiscal year beginning January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. ASU 2018-13 removes the following disclosure requirements: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (ii) the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: (i) provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future, (ii) disclose changes in unrealized gains and losses related to Level 3 measurements for the period included in other comprehensive income, and (iii) disclose for Level 3 measurements the range and weighted average of the significant unobservable inputs and the way it is calculated. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). The Tax Cuts and Jobs Act (the “Act”) changes existing United States tax law and includes numerous provisions that will affect businesses. The Act, for instance, introduces changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. ASC Topic 740 provides accounting and disclosure guidance regarding the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. In accordance with SEC Staff Accounting Bulletin (SAB) 118, entities that elect to record provisional amounts must base them on reasonable estimates and may adjust those amounts for a period of up to a year after the December 22, 2017 enactment date. We do not expect the amendments of ASU 2018-05 to have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test and replaces the qualitative assessment. Impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. Under this revised guidance, failing Step 1 will always result in a goodwill impairment. The amendments in this update should be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The FASB subsequently issued ASU 2018-10 and ASU 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02. ASU 2018-11 also provides the optional transition method which will allow companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this new standard will have on our consolidated financial statements.

We assessed other accounting pronouncements issued or effective during the three and nine months ended September 30, 2018 and deemed they were not applicable to us and are not anticipated to have a material effect on our consolidated financial statements.

2. TRADE RECEIVABLES & TRADE RECEIVABLES – RELATED PARTIES

Trade receivables include amounts due from real estate services, asset management, commercial development, home sales transactions and amounts due from related parties with whom we have service arrangements. There is no allowance for doubtful accounts recorded.

	September 30,	December 31,
	2018	2017
Trade	$739	$432
Due from settlement attorneys	1,634	—
Other	107	59
	$2,480	$491

As of September 30, 2018 and December 31, 2017, the Company had $1.6 million and $0.1 million, respectively, of receivables from related parties, primarily related to initial AMA.

3. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	September 30,	December 31,
	2018	2017
Land and land development costs	$13,672	$24,304
Cost of construction (including capitalized interest and real estate taxes)	13,363	20,407
	$27,035	$44,711

As a result of our impairment analysis, for the three and nine months ended September 30, 2018, the Company expensed $1.4 and $2.1 million, respectively, of feasibility, site securing, predevelopment, design, carry costs and related costs for four of its communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and market conditions. There were no impairment charges recorded during the three and nine months ended September 30, 2017.

4. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 in September 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest. This note bears a fixed interest rate of 6% per annum. As of September 30, 2018, and December 31, 2017, the outstanding balance of the note was $37 and $66, respectively, and is included within ‘Other assets’ in the accompanying consolidated balance sheets. Interest income, which is included in ‘Other income, net’ in the consolidated statements of operations, for the three and nine months ended September 30, 2018 was $0 and $2, respectively. For the three and nine months ended September 30, 2017, interest income was $1 and $4, respectively.

5. GOODWILL & INTANGIBLES

On July 17, 2017, Comstock Environmental, an entity wholly owned by CDS Capital Management, L.C., a subsidiary of Comstock, purchased all of the business assets of Monridge Environmental, LLC for $2.3 million. Comstock Environmental has its principal office located in Conshohocken, Pennsylvania, and operates in Maryland, Pennsylvania, New Jersey, and Delaware. Comstock Environmental operates as an environmental services company, providing consulting, remediation, and other environmental services.

Goodwill represents the excess of the acquisition purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the acquisition date, goodwill consisted primarily of synergies resulting from the combination, expected expanded opportunities for growth and production, and savings in corporate overhead costs. As of September 30, 2018 and December 31, 2017, the balance of goodwill was $1.7 million.

Intangible assets include customer relationships which have an amortization period of four years.

	September 30,	December 31,
	2018	2017
Intangibles	268	268
Less : accumulated amortization	(81)	(31)
	$187	$237

As of September 30, 2018, the future estimated amortization expense related to these intangible assets was:

Amortization
Expense
2018	$17
2019	67
2020	67
2021	36
Total	$187

6. OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2018	2017
Bonds and escrow deposits	$628	$380
Prepaid insurance	585	486
Other	375	419
	1,588	1,285
Less : accumulated amortization	(413)	(669)
	$1,175	$616

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2018	2017
Trade and accrued payables	$4,243	$8,279
Warranty	193	258
Customer deposits	1,494	575
Other	—	4
	$5,930	$9,116

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

Contract assets and liabilities consisted of the following:

	September 30,	December 31,
	2018	2017
Contract Assets: Accounts Receivable
Asset Management	$67	$—
Real Estate Services	672	432
Total Contract Assets	$739	$432
Contract Liabilities: Customer Deposits and Deferred Revenue
Homebuilding - Customer deposits	$1,494	$575
Asset Management - Deferred revenue	2,500	—
Total Contract Liabilities	$3,994	$575

The increases noted for Accounts Receivable - Asset Management and related Deferred Revenue – Asset Management relate to the AMA executed on March 30, 2018 and effective January 2, 2018. See Note 18 – Related Party Transactions for details regarding this transaction.

The Company’s other contract liabilities, that consist of deposits received from customers (“Customer deposits”) on homes not settled, were $1.5 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, the Company recognized in revenue approximately $0.5 and $0.9 million, respectively, of the customer deposits held as of December 31, 2017.

Refer to Note 2 – Trade Receivables and Note 4 – Note Receivable for complete details regarding amounts due to the Company. Customer deposits are also included in Note 7 – Accounts Payable and Accrued Liabilities.

9. REVENUE

The Company’s revenues consist primarily of 1) buildout of the remaining projects under the homebuilding platform, 2) recurring fees earned under the AMA, 3) property management, and 4) real estate management and consulting services. All of the Company’s revenue streams are U.S. based and substantially all are accounted for as short-term contracts. As such, the performance obligations required to complete contracts have an expected duration of less than one year. As a result, the Company does not disclose the value of unsatisfied performance obligations for contracts in accordance with the optional exemptions related to the disclosure of transaction price allocation under ASC 606. Additionally, incremental costs of obtaining a contract are recognized as an expense when incurred because the amortization period of the asset would have been recognized in one year or less. See Note 22 - Segment Disclosures for further information on the Company’s operating segments and their nature of operations.

The following table presents the Company’s sales from contracts with customers disaggregated by categories which best represents how the nature, amount and timing and uncertainty of sales are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue by customer
Individual customers	$11,497	$13,076	$27,767	$33,375
Related party	2,644	-	8,395	-
Commercial	798	739	1,876	1,228
Total Revenue by customer	$14,939	$13,815	$38,038	$34,603

Revenue by contract type
Fixed-price	$11,902	$13,076	$28,172	$33,375
Cost-plus	2,462	-	8,213	-
Time and Material	575	739	1,653	1,228
Total Revenue by contract type	$14,939	$13,815	$38,038	$34,603

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

The following table is a summary of warranty reserve activity which is included in ‘Accounts payable and accrued liabilities’ within the consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$206	$282	$258	$288
Additions	30	48	68	144
Releases and/or charges incurred	(43)	(58)	(133)	(160)
Balance at end of period	$193	$272	$193	$272

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

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest incurred and capitalized	$695	$1,063	$1,937	$3,338
Real estate taxes incurred and capitalized	71	64	237	243
Total interest and real estate taxes incurred and capitalized	$766	$1,127	$2,174	$3,581

Interest expensed as a component of cost of sales	$952	$829	$2,164	$1,838
Real estate taxes expensed as a component of cost of sales	118	66	231	183
Interest and real estate taxes expensed as a component of cost of sales	$1,070	$895	$2,395	$2,021

The amount of interest from entity level borrowings that we are able to capitalize in accordance with Accounting Standards Codification (“ASC”) 835 is dependent upon the average accumulated expenditures that exceed project specific borrowings. For the three and nine months ended September 30, 2018, the Company expensed $25 and $73, respectively, of interest from entity level borrowings. The Company did not expense any interest from entity level borrowings for the three and nine months ended September 30, 2017.

Additionally, when a project becomes inactive, its interest, real estate taxes and indirect production overhead costs are no longer capitalized but rather expensed in the period they are incurred. For the three and nine months ended September 30, 2018, the Company expensed $0 and $61, respectively, of interest and real estate taxes related to inactive projects. For the three and nine months ended September 30, 2017, the Company expensed $16 of interest and real estate taxes.

12. DEBT

Notes payable consisted of the following:

	September 30,	December 31,
	2018	2017
Construction revolvers	$4,488	$7,237
Development and acquisition notes	11,940	9,533
Mezzanine notes	-	3,253
Line of credit	12	2,123
Secured - other	961	1,069
Total secured notes	17,401	23,215
Unsecured financing, net of unamortized deferred financing charges of $6 and $55, respectively	718	1,285
Notes payable- due to affiliates, unsecured, net of $0.9 million and $2.0 million discount and unamortized deferred financing charges, respectively	4,869	14,893
Total notes payable	$22,988	$39,393

As of September 30, 2018, maturities and/or curtailment obligations of all borrowings are as follows:

2018	$136
2019	15,371
2020	1,985
2021	3,941
2022 and thereafter	1,555
Total	$22,988

As of September 30, 2018, the Company had $0.1 million of its credit facilities and project related loans scheduled to mature during the remainder of 2018. As of November 8, 2018, the Company has successfully extended or repaid all obligations with lenders and it is actively engaging its lenders seeking long term extensions and modifications to the loans where necessary.

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

As of September 30, 2018, and December 31, 2017, the Company had secured construction revolving credit facilities with a maximum loan commitment of $18.5 million and $24.8 million, respectively. The Company may borrow under these facilities to fund its home building activities. The amount the Company may borrow is subject to applicable borrowing base provisions and the number of units under construction, which may also limit the amount available or outstanding under the facilities. The facilities are secured by deeds of trust on the real property and improvements thereon, and the borrowings are repaid with the net proceeds from the closings of homes sold, subject to a minimum release price. As of September 30, 2018, and December 31, 2017, the Company had approximately $14.0 million and $17.5 million, respectively, of unused construction loan commitments. The Company had $4.5 million and $7.2 million of outstanding construction borrowings as of September 30, 2018 and December 31, 2017, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At September 30, 2018 and December 31, 2017, the weighted average interest rate on the Company’s outstanding construction revolving facilities was 5.5% and 4.7% per annum, respectively. The construction credit facilities have maturity dates ranging from January 2019 to June 2020, including extensions subject to the Company meeting certain conditions.

As of September 30, 2018, and December 31, 2017, the Company had approximately $30.4 million and $28.5 million, respectively, of aggregate acquisition and development maximum loan commitments of which $11.9 million and $11.6 million, respectively, were outstanding. These loans have maturity dates ranging from January 2019 to July 2021, including extensions subject to certain conditions, and bear interest at a rate based on LIBOR and prime rate pricing options, with interest rate floors ranging from

4.25% to 5.00% per annum. As of September 30, 2018 and December 31, 2017, the weighted average interest rate was 6.2% and 7.1% per annum, respectively.

During 2018, the Company had a mezzanine loan that is being used to finance the development of the Momentum | Shady Grove project. This mezzanine loan was paid in full prior to June 30, 2018. The maximum principal commitment amount of this loan was $1.1 million, of which $1.2 million of principal and accrued interest was outstanding at December 31, 2017. This financing carried an annual interest rate of 12%, of which 6% was paid monthly with the remaining 6% being accrued and paid at maturity.

During 2018, the Company also had a mezzanine loan that was being used to finance the development of finished lots at its Richmond Station project located in Prince William County, Virginia. This mezzanine loan was paid in full during the three months ended September 30, 2018. The maximum principal commitment amount of this loan was $2.0 million, of which $2.0 million of principal and accrued interest was outstanding at December 31, 2017. This financing carried an annual interest rate of 12% annually.

Line of credit – secured

During 2018, the Company utilized a secured revolving line of credit with a maximum capacity of $3.0 million, which was paid in full during the three months ended September 30, 2018. As of December 31, 2017, $2.1 million was outstanding under this revolving line of credit. This line of credit was secured by the first priority security interest in the Company’s wholly owned subsidiaries in the Washington, D.C. metropolitan area and guaranteed by our Chief Executive Officer. The Company used this line of credit to finance the predevelopment related expenses and deposits for current and future projects and carried a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. At December 31, 2017, the interest rate was 5.00%. This line of credit also called for the Company to adhere to financial covenants such as minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA, as defined in the agreement, measured on a twelve-month basis.

Additionally, during the 2018, the Company opened a secured line of credit, with a maximum capacity of $0.2 million. Interest charged on this line of credit is based on the prime rate plus 2.50%. As of September 30, 2018, there was $12 thousand of principal and interest outstanding on this line of credit, and the interest rate was 6.75%.

Other – secured

As of September 30, 2018 and December 31, 2017, the Company had one secured loan related to Comstock Environmental. The loan was used to finance the acquisition of Comstock Environmental, and carries a fixed interest rate of 6.0%, with a maturity date of October 17, 2022. At September 30, 2018 and December 31, 2017, this financing had an outstanding balance of $0.9 million and $1.1 million, respectively. This financing is secured by the assets of Comstock Environmental and is guaranteed by our Chief Executive Officer.

Unsecured financing

As of September 30, 2018, and December 31, 2017, the Company had $0.1 million and $0.6 million, respectively, in outstanding balances under a 10-year unsecured note with a bank. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 2.2%. At September 30, 2018 and December 31, 2017, the interest rate was 4.4% and 3.6% per annum, respectively. The maturity date of this financing is December 28, 2018. The Company is required to make monthly principal and interest payments through maturity.

As of September 30, 2018 and December 31, 2017, the Company had one unsecured seller-financed promissory note with an outstanding balance of $0.6 million. This financing carries an annual interest rate of LIBOR plus 3% and has a maturity date of July 17, 2022. At September 30, 2018 and December 31, 2017, the interest rate was 5.8% and 4.6%, respectively. Additionally, as of December 31, 2017, the Company had another unsecured seller-financed promissory note, which was paid in full during the three months ended September 30, 2018. As of December 31, 2017, $0.1 million was outstanding. This financing carried an annual interest rate of the prime rate plus 5%. At December 31, 2017, the interest rate was 9.5%.

Notes payable to affiliate – unsecured

Comstock Growth Fund

On October 17, 2014, Comstock Growth Fund, L.C. (“CGF”) entered into a subscription agreement with CDS, pursuant to which CDS purchased membership interests in CGF for a principal amount of $10.0 million (the “CGF Private Placement”). Other investors who subsequently purchased interests in the CGF Private Placement included members of the Company’s management and board of directors and other third party accredited investors for an additional principal amount of $6.2 million.

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three-year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Development Services, LLC (“CDS”), a Company wholly owned by our Chief Executive Officer. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the Comstock Growth Fund promissory note. Concurrently, the face amount of the CGF Note was reduced to $5.7 million as of the Effective Date. The loan bears interest at a fixed rate of 10% per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $4.9 million and $11.3 million of outstanding borrowings and accrued interest under the CGF loan, net of discounts, as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, and December 31, 2017, the interest rate was 10.0% and 11.9% per annum, respectively. The maturity date for the CGF loan is April 16, 2019.

For the three and nine months ended September 30, 2018, the Company made interest payments of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2017, the Company made interest payments of $0.1 million and $0.9 million, respectively.

During the three and nine months ended September 30, 2018, the Company did not make principal payments to CGF. During the three and nine months ended September 30, 2017, the Company made principal payments to CGF of $1.5 million.

Comstock Growth Fund II

On December 29, 2015, the Company entered into a revolving line of credit promissory note with Comstock Growth Fund II (“CGF II”) whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two-year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. Effective December 31, 2017, the CGF II loan was extended one year to December 31, 2018. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Note Exchange and Subscription Agreement (the “Note Exchange Agreement”) in which a note (“CGF2 Note”) with an outstanding principal and accrued interest balance of $3.7 million was exchanged for 738,390 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Growth Fund II, L.C. (“CGF2”), a Company wholly owned by our Chief Executive Officer. The CGF2 Note was cancelled in its entirety effective as of the Effective Date. As a result of the conversion of CGF & CGF2, the Company recognized a gain of $3.7 million, which was recorded in ‘Additional paid-in capital’ in the consolidated balance sheet and an income tax benefit of $0.5 million and $0.9 million, respectively, which was recorded in the consolidated statement of operations for the three and nine months ended September 30, 2018. Refer to Note 14 – Fair Value Disclosures for further information regarding the assumptions and methods utilized in determining the fair value of the Preferred Stock issued. As of December 31, 2017, $3.6 million was outstanding in principal and accrued interest under the CGF II loan.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At September 30, 2018, and 2017, the Company had $1.0 million and $1.1 million, respectively, in outstanding letters of credit. At September 30, 2018, and 2017, the Company had $4.4 million and $4.0 million in outstanding performance bonds, respectively. No amounts have been drawn against the outstanding letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of September 30, 2018, and December 31, 2017, we had approximately $1.0 million in these escrow accounts, which are included in ‘Restricted cash’ in the accompanying consolidated balance sheets.

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

	September 30,	December 31,
	2018	2017
Carrying amount	$22,988	$39,393
Fair value	$22,614	$38,899

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

Resulting from an impairment analysis conducted during the three and nine months ended September 30, 2018, the Company expensed $1.4 million and $2.1 million, respectively, of feasibility, site securing, predevelopment, design, carry costs and related costs for four of its communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and market conditions. There were no impairment charges recorded during the three and nine months ended September 30, 2017.

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

For the three and nine months ended September 30, 2018, the Company issued 23,504 and 83,504 stock options, respectively, to employees. No restricted stock awards were issued during the three and nine months ended September 30, 2018.

During the three months ended September 30, 2017 the Company issued 35,000 stock options and 45,000 restricted stock awards to employees. During the nine months ended September 30, 2017, the Company issued 192,000 stock options and 244,500 restricted stock awards to employees.

Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Assets - Real Estate Inventories	$4	$17	$22	$41
Cost of sales - Asset Management and Real Estate Services	—	-	80	-
Expense - General and administrative	84	116	159	238
	$88	$133	$261	$279

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

As of September 30, 2018, the weighted-average remaining contractual term of unexercised stock options was 8 years. As of September 30, 2018, and December 31, 2017, there was $0.5 million and $0.6 million, respectively, of unrecognized compensation cost related to stock grants. As of September 30, 2017, the weighted-average remaining contractual term of unexercised stock options was 7 years. As of September 30, 2017, there was $0.6 million of unrecognized compensation cost related to stock grants.

The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

16. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and nine months ended September 30, 2018 and 2017 are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

As a result of the net loss attributable to common stockholders for the three months ended September 30, 2018, approximately 117 restricted stock awards, 43 stock options, and 67 warrants were excluded from the computation of dilutive earnings per share. As a result of the net loss attributable to common stockholders for the nine months ended September 30, 2018, approximately 107 restricted stock awards, 21 stock options, and 47 warrants were excluded from the computation of dilutive earnings per share.

As a result of the net loss attributable to common stockholders for the three months ended September 30, 2017, approximately 23 restricted stock awards and 15 warrants were excluded from the computation of dilutive earnings per share. As a result of the net loss attributable to common stockholders for the nine months ended September 30, 2017, approximately 29 restricted stock awards and 18 warrants were excluded from the computation of dilutive earnings per share.

17. VARIABLE INTEREST ENTITIES

Consolidated Real Estate Inventories

Included within the Company’s real estate inventories at September 30, 2018 and December 31, 2017 are several projects that are determined to be variable interest entities (“VIEs”). These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. Because of the Company’s majority voting rights and complete operational control of these entities, the Company determined that it was the primary beneficiary of these VIEs.

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

In June 2015, Comstock Investors IX, L.C. (“Comstock IX”) entered into subscription agreements with third-party accredited investors (“Comstock IX Class B Members”), pursuant to which Comstock IX Class B Members purchased membership interests in Comstock IX for an aggregate amount of $2.5 million (the “Comstock IX Private Placement”). The Comstock IX Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock IX Class B Members at any time, provided that (i) all of the Comstock IX Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock IX Class B Members’ capital accounts plus any amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Company evaluated Comstock IX and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. No distributions were made during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company paid distributions in the amount of $0.2 million to its non-controlling interest member.

In August 2016, Comstock Investors X, L.C. (“Comstock X”) entered into a subscription agreement with an accredited investor (“Comstock X Class B Member”), pursuant to which the Comstock X Class B Member purchased membership interests in Comstock X for an initial amount of $5.0 million, which is part of an aggregate capital raise of $14.5 million (the “Comstock X Private Placement”). The Comstock X Class B Member is Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, our Chief Executive Officer. In October 2016, the Comstock X Class B Member purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million. In connection with the Comstock X Private Placement, the Company issued a total of 150,000 warrants for the purchase of shares of the Company’s Class A common stock, having an aggregate fair value of $258. The Comstock X Member is entitled to a cumulative, preferred return of 6% per annum, compounded annually on the capital account balance. The Company has the right to repurchase the interest of the Comstock X Class B Member at any time, provided that (i) all of the Comstock X Class B Members’ interest is acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock X Class B Members’ capital account plus accrued priority return. In October 2017, the Operating Agreement for Comstock X was amended to increase the maximum capital raise to $19.5 million. Additionally, in October 2017, Comstock X received proceeds of $5.0 million under the amended Operating Agreement to be used for the planned construction of the Company’s Totten Mews, Townes at 1333, Richmond Station, and Marrwood East projects. As part of this additional contribution, 50,000 warrants for the purchase of the Company’s Class A common stock, having an aggregate fair value of $81 were issued. The Company evaluated Comstock X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. During the three and nine months ended September 30, 2018, the Company paid distributions of $1.8 million to its non-controlling interest member. During the nine months ended September 30, 2017, the Company paid distributions of $1.0 million to its non-controlling interest member.

At September 30, 2018 and December 31, 2017, the distributions and contributions for the VIEs discussed above are included within the ‘Non-controlling interest’ classification in the consolidated balance sheets.

At September 30, 2018 and December 31, 2017, total assets of these VIEs were approximately $24.6 million and $30.6 million, respectively, and total liabilities were approximately $16.2 million and $15.9 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities is primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

18. RELATED PARTY TRANSACTIONS

The Company has historically entered into transactions with entities owned by our Chief Executive Officer, or his affiliated private companies, in an effort to provide financial support for the Company’s initiatives and to utilize shared resources. Most notably, on March 30, 2018, the Company, through its wholly-owned subsidiary CDS Asset Management, L.C. (“CAM”), entered into a master asset management agreement (“the Agreement”) with Comstock Development Services LC (“CDS”), an entity wholly owned by our Chief Executive Officer, which is consistent with the Company’s overall transition out of for-sale homebuilding to a full-service asset manager and real estate services company. The following information summarizes the Company’s related party transactions.

On March 30, 2018, CAM entered into the Agreement with CDS. The effective date of this agreement is January 2, 2018. Entering into the Agreement is part of the Company’s strategic plan to transform its business model from for-sale homebuilding to commercial development, asset management and real estate services. The Company intends to concurrently wind down its current for-sale homebuilding business.

Pursuant to the Agreement, CDS will pay CAM an annual cost-plus fee (the “Annual Fee”) in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to the Comstock Real Estate Portfolio pursuant to the Agreement, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000. During the three and nine months ended September 30, 2018, the Company invoiced $2.3 million and $10.7 million, respectively. Additionally, the Company recorded revenue of $2.6 million and $8.2 million for the three and nine months ended September 30, 2018, respectively, which is included in ‘Revenue-asset management’ in the consolidated statement of operations.

The Company leases its corporate headquarters from an affiliated entity that is wholly-owned by our Chief Executive Officer. Future minimum lease payments under this lease, which expires in 2019, is $0.5 million. For the three months ended September 30, 2018 and 2017, total payments made under this lease agreement were $163 and $52, respectively. For the nine months ended September 30, 2018 and 2017, total payments were $381 and $156, respectively.

On October 17, 2014, Comstock Growth Fund (“CGF”), an administrative entity managed by the Company, entered into a subscription agreement with CDS, pursuant to which CDS purchased membership interests in CGF for a principal amount of $10 million. Other purchasers who purchased interests in the private placement included members of the Company’s management and board of directors and other third-party, accredited investors for an additional principal amount of $6.2 million (the “CGF Private Placement”).

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

On December 18, 2014, CGF entered into amended and restated subscription agreements with CDS, members of the Company’s management and board of directors and the other third party accredited investors who participated in the CGF Private Placement (the “Amended CGF Private Placement”). Under the Amended CGF Private Placement, in addition to the warrants described above, the Company entered into a commitment to grant 226,857 shares of our Class A common stock to the purchasers in the Amended CGF Private Placement. On May 12, 2015, the Company issued 226,857 un-registered shares of its Class A common stock to the purchasers in the Amended CGF Private Placement. The Amended CGF Private Placement was closed for additional investments on May 15, 2015. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to CDS. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the Comstock Growth Fund promissory note. Concurrently, the face amount of the CGF Note was reduced to $5.7 million as of the Effective Date.

On December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company, was created for the purpose of extending loans to the Company. CGF II entered into a subscription agreement with CDS pursuant to which

CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”). Also on December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two-year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. On December 29, 2017, the CGF II loan was extended one year to December 31, 2018. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Note Exchange and Subscription Agreement (the “Note Exchange Agreement”) in which a note (“CGF2 Note”) with an outstanding principal and accrued interest balance of $3.7 million was exchanged for 738,390 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Growth Fund II, L.C. (“CGF2”), a Company wholly owned by our Chief Executive Officer. The CGF2 Note was cancelled in its entirety effective as of the Effective Date. As a result of the conversion of CGF & CGF2, the Company recognized a gain of $3.7 million, which was recorded in ‘Additional paid-in capital’ in the consolidated balance sheet and an income tax benefit of $0.5 million, which was recorded in the consolidated statement of operations for the three and nine months ended September 30, 2018. As of December 31, 2017, $3.6 million was outstanding in principal and accrued interest under the CGF II loan.

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

On March 22, 2017, the Company entered into a Share Exchange Agreement with the holders of the Company’s Series B Preferred Stock pursuant to which the Company exchanged 772,210 shares of the Company’s Series B Preferred Stock for 772,210 shares of the Company’s newly created Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Series B Preferred Stock, together with all accrued dividends earned through the conversion date, was retired upon re-acquisition and the fair value of the Series C Preferred Stock is recorded in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. The difference in fair value from the extinguishment of the Series B Preferred Stock and issuance of the Series C Preferred Stock of $1,011 was recorded in the accompanying consolidated statement of operations. For the three and nine months ended September 30, 2018, no shares of Series B Preferred Stock were issued. For the nine months ended September 30, 2017, 15,663 shares of the Series B Preferred Stock, with a liquidation value of $78, were paid-in-kind, and were retired in the conversion.

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by our Chief Executive Officer, to provide services related to real estate development and improvements, including legal, accounting, marketing, information technology and other additional support services. For the three months ended September 30, 2018 and 2017, the Company billed Comstock Asset Management, L.C. $0 and $269, respectively, for services and out-of-pocket expenses. For the nine months ended September 30, 2018 and 2017, Comstock Asset Management, L.C. was billed $12 and $757, respectively. Revenues from this arrangement are included within ‘Revenue – real estate services’ in the accompanying consolidated statements of operations. As of September 30, 2018, and December 31, 2017, the Company was owed $4 and $145, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets.

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

As discussed in Note 18 – Related Party Transactions, as part of the CGF Private Placement, depending upon the investment amount, purchasers of interests in CGF other than CDS received warrants that represent the right to purchase a certain number of shares of the Company’s Class A common stock. For purchasers who are not affiliates or insiders, the warrants have initial exercise prices ranging from $4.91 to $7.63. The exercise prices of the warrants to affiliates and insiders range from $7.30 to $7.63. The warrants contain a cashless exercise provision. In the event a purchaser exercises the warrant on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time within ten years from the date of issuance. As of September 30, 2018, the warrants represent the right to purchase an aggregate amount of up to 76,244 shares of our Class A common stock. The warrants have expiration dates ranging from November 12, 2024 and May 12, 2025 and may be exercised at any time prior to those dates.

In connection with entering into the SunBridge (“SunBridge”) loan agreement in 2011, the Company issued warrants to purchase shares of the Company’s Class A common stock to BridgeCom Development I, LLC, an affiliate of SunBridge. The warrants represent the right to purchase an aggregate amount of up to 142,857 shares of the Company’s Class A common stock. The warrants have an initial exercise price of $7.21. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to July 12, 2021. On May 29, 2012, the Company repaid the SunBridge loans in full and the SunBridge warrants remain unexercised as of September 30, 2018.

20. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its 50% interest in its title insurance joint venture using the equity method of accounting and periodically adjusts the carrying value for its proportionate share of earnings, losses and distributions. The carrying value of the investment is included within ‘Other assets’ in the accompanying consolidated balance sheets and our proportionate share of the earnings from the investment are included in ‘Other income, net’ in the accompanying consolidated statements of operations for the periods presented.

Our share of the earnings for the three months ended September 30, 2018 and 2017 are $30 and $23, respectively. Earnings for the nine months ended September 30, 2018 and 2017 are $79 and $47, respectively. During the three months ended September 30, 2018 and 2017, the Company collected total distributions of $36 and $8, respectively, as a return on investment. During the nine months ended September 30, 2018 and 2017, the Company collected total distributions of $59 and $62, respectively.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statement of Operations:
Total net revenue	$87	$73	$246	$180
Total expenses	28	27	89	87
Net income	$59	$46	$157	$93
Comstock Holding Companies, Inc. share of net income	$30	$23	$79	$47

21. INCOME TAXES

For the three and nine months ended September 30, 2018, the Company recognized income tax benefit of $0.4 million and $0.9 million, respectively, related to the conversion of CGF I & II to Series C Preferred Stock. The effective tax rate at September 30, 2018 is (0.59)%. For the three and nine months ended September 30, 2017 the Company recognized income tax expense of $29, and the effective tax rate is (1.0)%.

The Company currently has approximately $145 million in federal and state Net Operating Losses (“NOL”s). If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of September 30, 2018, the three-year cumulative shift in ownership of the Company’s stock has not triggered an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of September 30, 2018, because the Company has recorded a full valuation allowance on substantially all of its net deferred tax assets.

The Company has not recorded any accruals related to uncertain tax positions as of September 30, 2018 and 2017. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2017 tax years remain subject to examination by federal and most state tax authorities.

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

In our Homebuilding segment, we will continue to develop, construct, and build out the Company’s existing homebuilding projects and continue the winding down of this on balance sheet business segment, with this being largely accomplished by the second quarter of 2019. We anticipate residual land development activities and finished lot sales to regional or national homebuilders continuing beyond 2019 and the Company may engage in homebuilding activities from time to time if self-performance of our residual lot pipeline is deemed the best financial alternative. Any future homebuilding activity is expected to be provided off balance sheet on an asset management basis.

The Asset Management and Homebuilding segments operate solely within the Company’s Washington, D.C. area reportable geographic area. The Real Estate Services segment operates in the Washington, D.C, New Jersey, and Pennsylvania geographic area. The following table includes the Company’s three reportable segments of Asset Management, Real Estate Services, and Homebuilding for the three and nine months ended September 30, 2018 and 2017.

		Asset	Real Estate
	Homebuilding	Management	Services	Total
Three Months Ended September 30, 2018
Gross revenue	$11,497	$2,730	$712	$14,939
Gross profit (loss)	(225)	272	(210)	(163)
Net (loss) income	(1,536)	204	(282)	(1,614)
Depreciation and amortization	18	—	36	54
Interest expense	—	—	24	24
Total assets	31,780	3,363	3,965	39,108
Three Months Ended September 30, 2017
Gross revenue	$13,076	$—	$739	$13,815
Gross profit (loss)	594	—	(110)	484
Net loss	(1,000)	—	(201)	(1,201)
Depreciation and amortization	15	—	83	98
Interest expense	—	—	16	16
Total assets	53,258	—	2,755	56,013
Nine Months Ended September 30, 2018
Gross revenue	$27,767	$8,481	$1,790	$38,038
Gross profit (loss)	(993)	876	15	(102)
Net (loss) income	(2,824)	808	(1,043)	(3,059)
Depreciation and amortization	80	—	111	191
Interest expense	61	—	73	134
Total assets	31,780	3,363	3,965	39,108
Nine Months Ended September 30, 2017
Gross revenue	$33,375	$—	$1,228	$34,603
Gross profit (loss)	2,571	—	(138)	2,433
Net loss	(2,168)	—	(232)	(2,400)
Depreciation and amortization	125	—	126	251
Interest expense	—	—	16	16
Total assets	53,258	—	2,755	56,013

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

Overview

We are a multi-faceted real estate development and services company primarily focused in the mid-Atlantic region of the United States. In 2018, the Company has changed its focus to commercial development, asset management, and provision of complementary real estate related services, transitioning from its primary reliance upon revenue generated by production-oriented, for-sale homebuilding. To accomplish the transition from homebuilding to the new lines of business, the Company will operate through three real estate focused platforms – Asset Management, Real Estate Services, and Homebuilding. These business segments include construction, asset and property management, including the remaining homebuilding projects, and service-oriented companies providing services to clients primarily in the real estate sector. Financial information for each of our reportable segments is included in Note 22 – Segment Disclosures of our consolidated financial statements.

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

Entering into the initial AMA is part of the Company’s strategic plan to transform its business model from for-sale homebuilding to asset management and commercial development. In addition to the AMA, Comstock Real Estate Services “CRES” continues to organically grow and pursue acquisitions of businesses and assets that provide supply chain services to assets under management pursuant to AMA as well as to unrelated third parties in the areas of environmental consulting, mortgage brokerage, and capital market services.

We believe that we have several strengths that distinguish our updated business strategy:

•

Revenue Base. Our revenues are primarily from recurring fees earned under the AMA, operations of CRES businesses and acquisitions and the buildout of the remaining projects under the homebuilding platform. The AMA provides a reliable source of revenue and cash flow to cover the Company’s operating expenses, positioning the Company to enhance bottom line results and growth.

•

Management Services. Our experienced asset management team provides management services to a wide range of real estate assets and businesses that include a variety of commercial real estate uses, including apartments, hotels, office buildings, commercial garages, leased lands, retail stores, mixed-use developments, and urban transit oriented developments. We have significant experience with construction, development, property and asset management services. The properties and businesses we currently manage are located primarily along the Dulles Corridor section of the Washington, D.C. Metro Silver Line in Fairfax and Loudoun Counties.

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

•

Homebuilding. We will continue to develop, construct, and build out the Company’s existing homebuilding projects (more particularly identified below). The winding down of this on balance sheet business segment is anticipated to be largely accomplished by the second quarter of 2019. We anticipate residual land development activities and finished lot sales to regional or national homebuilders continuing beyond 2019 and the Company may engage in homebuilding activities from time to time if self-performance of our residual lot pipeline is deemed the best financial alternative. Any future homebuilding activity is expected to be provided off balance sheet on an asset management basis.

•

Quality and Depth of Management. We have a highly qualified and experienced management team providing a broad base of deep expertise and a proven track record to our clients. The combination of the new platforms leverages the diverse capabilities and relationships of the management teams of two companies developed over more than thirty years.

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

Homebuilding

Our Developed Communities

We are currently operating or developing in multiple counties throughout the Washington, D.C. area market. The following table summarizes certain information for our owned or controlled communities as of September 30, 2018:

	Pipeline Report as of September 30, 2018
Project	State	Product Type (1)	Estimated Units at Completion	Units Settled	Backlog (9)	Units Owned Unsold	Units Under Control (2)	Total Units Owned, Unsettled and Under Control	Average New Order Revenue Per Unit to Date
City Homes at the Hampshires	DC	SF	38	38	—	—	—	—	$747
Townes at the Hampshires (3)	DC	TH	73	73	—	—	—	—	$551
Estates at Falls Grove	VA	SF	19	19	—	—	—	—	$545
Townes at Falls Grove	VA	TH	110	110	—	—	—	—	$304
Townes at Shady Grove Metro	MD	TH	36	27	—	9	—	9	$583
Townes at Shady Grove Metro (4)	MD	SF	3	3	—	—	—	—	$—
Momentum | Shady Grove Metro (5)	MD	Condo	110	110	—	—	—	—	$26
Estates at Emerald Farms	MD	SF	84	84	—	—	—	—	$426
Townes at Maxwell Square	MD	TH	45	45	—	—	—	—	$421
Townes at Hallcrest	VA	TH	42	42	—	—	—	—	$465
Estates at Leeland	VA	SF	24	19	4	1	—	5	$336
Villas | Preserve at Two Rivers 28'	MD	TH	6	6	—	—	—	—	$458
Villas | Preserve at Two Rivers 32'	MD	TH	10	10	—	—	—	—	$504
Marrwood East (7)	VA	SF	35	33	1	1	—	2	$645
Townes at Totten Mews (6)	DC	TH	40	13	23	4	—	27	$582
The Towns at 1333	VA	TH	18	14	-	4	—	4	$922
The Woods at Spring Ridge	MD	SF	21	7	6	8	—	14	$681
Solomons Choice (8)	MD	SF	1	1	-	-	—	-	$653
Townes at Richmond Station	VA	Lot Sale	104	—	—	104	—	104	$—
Condominiums at Richmond Station	VA	Lot Sale	54	—	—	54	—	54	$—
Total			873	654	34	185	—	219

(1)	“SF” means single family home, “TH” means townhouse, “Condo” means condominium, “MF” means multi-family.
(2)	Under land option purchase contract, not owned.
(3)	3 of these units are subject to statutory affordable dwelling unit program.
(4)	Units are subject to statutory moderately priced dwelling unit program; not considered a separate community.
(5)	16 of these units are subject to statutory moderately priced dwelling unit program.
(6)	5 of these units are subject to statutory affordable dwelling unit program.
(7)	1 of these units is subject to statutory affordable dwelling unit program.
(8)	During the third quarter of 2018, the Company exited this project after settling 1 unit.
(9)	“Backlog” means we have an executed order with a buyer but the settlement did not occur prior to report date.

Settlements, orders, cancellations and backlog

The following table summarizes certain information related to new orders, settlements, and backlog for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross new orders	13	14	54	76
Cancellations	-	2	2	12
Net new orders	13	12	52	64
Gross new order revenue	$5,339	$8,075	$31,034	$38,612
Cancellation revenue	$-	$752	$1,292	$5,820
Net new order revenue	$5,339	$7,323	$29,742	$32,792
Average gross new order price	$411	$577	$575	$508
Settlements	15	24	38	72
Revenue - homebuilding (1)	$11,497	$13,076	$24,927	$33,375
Average settlement price	$766	$545	$656	$464
Backlog units	34	27	34	27
Backlog revenue	$19,074	$16,369	$19,074	$16,369
Average backlog price	$561	$606	$561	$606

(1)	Revenue from homebuilding above excludes $2.8 million of revenue recognized in conjunction with the sale of Momentum | Shady Grove land.

Asset Management

Under the Asset Management business segment, we manage projects ranging from approximately 100-500 residential units in locations that are supply constrained with demonstrated demand for stabilized assets. We seek opportunities in the multi-family rental market where our experience and core capabilities can be leveraged. We also provide management services to a wide range of real estate assets and businesses that include apartments, hotels, office buildings, leased lands, retail stores, mixed-use developments, and urban developments. We have significant experience with construction and development management, property management, and asset management.

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

Loudoun Station. Loudoun Station represents Loudoun County’s first Metrorail connected development and has approximately 700,000 square feet of mixed-use development completed, including hundreds of rental apartments, approximately 150,000 square feet of retail, restaurants, and entertainment venues, 50,000 square feet of Class-A office space, and a 1,500-space commuter parking garage. Loudoun Station represents Loudoun County’s beginning transformation into a transit connected community with direct metro rail connectivity to Dulles International Airport, Reston, Tyson’s Corner, and downtown Washington, D.C. Located at the terminus of Metrorail’s Silver Line and with more than 2 million square feet of additional development slated for Loudoun Station, construction of its next phase of apartments and commercial space commenced in the second quarter of 2018, with the Company providing a variety of its real estate management services to the project under the AMA. For more information about Loudoun Station, visit: www.LoudounStation.com.

Herndon. On November 1, 2017, a subsidiary of CDS entered into an agreement to acquire, develop, and construct a mixed-use project in downtown Town of Herndon. The project upon completion is anticipated to consist of approximately 500,000 square feet of mixed use development. The Company will provide a variety of its real estate management services to the project under the AMA.

Shady Grove Metro. In June 2018, we conveyed 110 multi-family dwelling units in Rockville, Maryland adjacent to the Shady Grove metro rail station to a joint venture for a purchase price of $2.8 million. The Company will be providing a variety of real estate management services to the project on an on-going basis.

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

Results of Operations

Three and nine months ended September 30, 2018 compared to three and nine months ended September 30, 2017

Revenue – homebuilding

Revenue from homebuilding decreased by $1.6 million to $11.5 million for the three months ended September 30, 2018 as compared to $13.1 million for the three months ended September 30, 2017. Revenue from homebuilding decreased by $8.5 million to $24.9 million for the nine months ended September 30, 2018 as compared to $33.4 million for the nine months ended September 30, 2017. For the three months ended September 30, 2018, the Company settled 15 units (3 units at Marrwood, 2 units at Leeland Station, 7 units at The Townes at 1333, 2 units at The Woods at Spring Ridge, and 1 unit at Solomons Choice), as compared to 24 units (8 units at Marrwood, 1 unit at Emerald Farm, 1 unit at Leeland Station, 1 unit at The Towns at 1333, 7 units at Falls Grove, 1 unit at The Woods at Spring Ridge, and 5 units at Totten Mews) for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the Company settled 38 units (14 units at Marrwood, 7 units at Leeland Station, 10 units at The Towns at 1333, 4 units at The Woods at Spring Ridge, 2 units at Totten Mews, and 1 unit at Solomons Choice), as compared to 72 units (31 units at Falls Grove, 12 units at Marrwood, 6 units at Emerald Farm, 6 units at Hallcrest, 6 units at Leeland, 1 unit at Shady Grove, 2 units at Two Rivers, 5 units at Totten Mews, 2 units at The Towns at 1333, and 1 unit at The Woods at Spring Ridge) for the nine months ended September 30, 2017. Our homebuilding gross margin percentage for the three months ended September 30, 2018 decreased by 6.5% to (2.0)%, as compared to 4.5% for the three months ended September 30, 2017. Our homebuilding gross margin percentage for the nine months ended September 30, 2018 decreased by 11.3% to (3.6)%, as compared to 7.7% for the nine months ended September 30, 2017. The overall decrease in gross margins was the result of the number of units settled and the mix of homes, which included the sales of 4 lots at Leeland Station, 110 multi-family units at Momentum | Shady Grove, and the model unit at Solomons Choice.

Backlog, which reflects revenue from sales contracts the Company entered into with homebuyers for future delivery, increased by $2.7 million to $19.1 million as of September 30, 2018, as compared to $16.4 million as of September 30, 2017.

Gross new order revenue, consisting of revenue from all units sold, for the three months ended September 30, 2018 was $5.3 million on 13 units as compared to $8.1 million on 14 units for the three months ended September 30, 2017. Gross new order revenue, consisting of revenue from all units sold, for the nine months ended September 30, 2018 was $31.0 million on 54 units as compared to $38.6 million on 76 units for the nine months ended September 30, 2017. Net new order revenue, representing revenue for all units sold less cancellations, for the three months ended September 30, 2018 was $5.3 million on 13 units as compared to $7.3 million on 12 units for the three months ended September 30, 2017. Net new order revenue, representing revenue for all units sold less cancellations, for the nine months ended September 30, 2018 was $29.7 million on 52 units as compared to $32.8 million on 64 units for the nine months ended September 30, 2017. The changes are attributable to the number and mix of homes sold.

Revenue – asset management

Revenue from asset management for the three and nine months ended September 30, 2018 was $2.7 million and $8.5 million, respectively. Effective January 2, 2018, the Company entered into a master asset management agreement (“the Agreement”) with Comstock Development Services LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of the Company. Pursuant to the Agreement, CDS will pay CAM an annual cost-plus fee (the “Annual Fee”) in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to the Comstock Real Estate Portfolio pursuant to the Agreement, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000.

Revenue – real estate services

Revenue from real estate services for the nine months ended September 30, 2018 increased by $0.6 to $1.8 million, as compared to $1.2 million for the nine months ended September 30, 2017. The increase is attributable to the Company’s acquisition of Comstock Environmental on July 17, 2017.

Cost of sales – homebuilding

Cost of sales – homebuilding decreased by $0.8 million to $11.7 million during the three months ended September 30, 2018, as compared to $12.5 million during the three months ended September 30, 2017. Cost of sales – homebuilding decreased by $2.0 million to $28.8 million during the nine months ended September 30, 2018, as compared to $30.8 million during the nine months ended September 30, 2017. The changes were primarily attributable to the number of units settled and the mix of homes settled during the three and nine months ended September 30, 2018.

Cost of sales – asset management

Cost of sales – asset management for the three and nine months ended September 30, 2018 was $2.5 million and $7.6 million, respectively. This increase from the three and nine months ended September 30, 2017 was a result of the master asset management agreement that became effective for the Company January 2, 2018.

Cost of sales – real estate services

Cost of sales – real estate services increased by $0.1 million to $0.9 million during the three months ended September 30, 2018, as compared to $0.8 million during the three months ended September 30, 2017. Cost of sales – real estate services increased by $0.4 million to $1.8 million during the nine months ended September 30, 2018, as compared to $1.4 million during the nine months ended September 30, 2017. The increase primarily relates to our new initiatives within our real estate services segment to expand our footprint in the real estate consulting and environmental study fields.

Impairment charges

During the three and nine months ended September 30, 2018, as a result of our impairment analysis, the Company expensed $1.4 million and $2.1 million, respectively, of feasibility, site securing, predevelopment, design, carry costs and related costs for four of its communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and market conditions. There were no impairment charges recorded during the three and nine months ended September 30, 2017.

Sales and marketing

Selling and marketing expenses for the three months ended September 30, 2018 decreased by $0.1 million to $0.3 million, as compared to $0.4 million for the three months ended September 30, 2017. Selling and marketing expenses for the nine months ended September 30, 2018 decreased by $0.4 million to $0.7 million, as compared to $1.1 million for the nine months ended September 30, 2017. The decrease is attributable to continued benefit from the cost saving measures and the wind down of the for-sale homebuilding operation, in addition to the master asset management agreement, which was effective January 2, 2018.

General and administrative

General and administrative expenses for the three months ended September 30, 2018 decreased by $1.1 million to $0.2 million, as compared to $1.3 million for the three months ended September 30, 2017. General and administrative expenses for the nine months ended September 30, 2018 decreased by $2.7 million to $1.0 million, as compared to $3.7 million for the nine months ended September 30, 2017. The year-over-year decrease is attributable to attrition in employee head count and general overhead cost saving measures, in addition to the master asset management agreement, which was effective January 2, 2018. Under the master asset management agreement, the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, along with the employment expenses of personnel are to be included as Cost of sales – Asset Management, as opposed to ‘General and administrative’ expenses historically.

Income taxes

For the three and nine months ended September 30, 2018, the Company recognized income tax benefit of $0.4 million and $0.9 million, respectively, related to the conversion of Comstock Growth Fund I & II to Series C Preferred Stock. Refer to Note 12 – Debt to the consolidated financial statements for more information. As of September 30, 2018, the effective tax rate is (0.59)%. For the three and nine months ended September 30, 2017 the Company recognized income tax expense of $29, and the effective tax rate is (1.0)%.

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

As of September 30, 2018, $15.5 million of the Company’s outstanding credit facilities and project related loans mature at various periods during the next twelve months. As of November 8, 2018, we have successfully extended or repaid all obligations with lenders and we are actively engaging our lenders seeking long term extensions and modifications to the loans where necessary. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default.

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

Refer to Note 12 – Debt in the accompanying consolidated financial statements for further discussion regarding our debts, extension of loan maturity dates and other events impacting our credit facilities. See Note 18 – Related Party Transactions in the accompanying consolidated financial statements for details on private placement offerings.

Cash Flow

Net cash provided by operating activities was $9.7 million for the nine months ended September 30, 2018 compared to the net cash provided by operating activities of $2.6 million for the nine months ended September 30, 2017. The $9.7 million net cash provided by operations for the nine months ended September 30, 2018 was primarily attributable to releases of inventories associated with units settled and land sold of $15.7 million and impairment charges of $2.1 million, offset by the net loss of $3.1 million, and the deferred income tax benefit of $0.9 million recognized as a result of the conversion of the Comstock Growth Fund I & II notes payable to Series C Preferred Stock. The $2.6 million net cash provided by operations for the nine months ended September 30, 2017 was primarily attributable to increases in accounts payable of $1.0 million, $1.5 million of releases of inventories associated with units settled, increases in accrued interest of $0.8 million, the amortization of loan discounts and other financing fees of $0.9 million, and the increases of $0.8 million of other assets, mainly attributable to the acquisition of Monridge Environmental, LLC, offset by the net loss of $2.4 million.

Net cash used in investing activities was immaterial for the nine months ended September 30, 2018. Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2017. This was attributable to the cash paid for the acquisition of Monridge Environmental, LLC of $0.6 million.

Net cash used in financing activities was $7.9 million for the nine months ended September 30, 2018. This was primarily attributable to the pay downs on notes payable of $21.8 million, offset by borrowings of $15.8 million, along with the distributions of $1.8 million to the Comstock Investor X Class B Members. Net cash used in financing activities was $5.9 million for the nine months ended September 30, 2017. This was primarily attributable to the distributions of $1.9 million to the Comstock Investor VIII Class B Members to fully redeem their equity interest and a distribution to the Comstock Investor X Class B Members of $1.0 million, along with the pay downs on notes payable of $22.4 million, offset by borrowings of $19.9 million.

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

Critical Accounting Policies and Estimates

Contract Liability – Deferred Revenue

As of September 30, 2018, the Company has recorded deferred revenue of $2.5 million. Deferred revenue refers to payments received in advance for services which have not yet been performed. These payments resulted from the Agreement executed by CAM as described in Note 1 – Organization and Basis of Presentation and Note 18 – Related Party Transactions in the accompanying notes to the consolidated financial statements. These deferred revenues are classified on the Company’s balance sheet as a liability. Refer to Note 8 – Contract Assets and Contract Liabilities in the accompanying notes to the consolidated financial statements.

There have been no other significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2018 from those discussed above or disclosed in Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off Balance Sheet Arrangements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 8, 2018	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)