Form 10-K
period 2018-12-31
Comstock Holding Companies, Inc.
filed 2019-03-29
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(703) 230-1985

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price of the registrant’s common equity on the Nasdaq Capital Market (“NASDAQ”) on June 30, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $4,405,580. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 20, 2019, there were 3,663,843 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and 220,250 shares of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders or Annual Report on Form 10-K, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

COMSTOCK HOLDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2018

PART I

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K include forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “likely,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties including certain risks described in this Annual Report on Form 10-K. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this Annual Report on Form 10-K. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: our ability to transition our business strategy and operating platform and secure any necessary funding for such transition and future growth; general economic and market conditions, including interest rate levels; changes in the commercial real estate market; our ability to service our debt; inherent risks in investment in real estate; our ability to attract and retain clients; our ability to compete in the markets in which we operate; regulatory actions; fluctuations in operating results; our anticipated growth strategies; shortages and increased costs of labor or building materials; the availability and cost of land in desirable areas; adverse weather conditions and natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis and our continuing relationships with affiliates.

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

Overview

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted real estate asset management, development and services company primarily focused in the Washington, D.C. Metropolitan Statistical Area (“MSA”) of the United States. In 2018, the Company began to transform its operational platform from for sale production homebuilding to asset management, commercial development and complementary real estate related services. As part of the transformation, the Company now operates through two primary real estate focused platforms – CDS Asset Management, LC (“CAM”) and Comstock Real Estate Services, LC (“CRES”) and is in the process of winding down its on-balance sheet production homebuilding business. References in this Annual Report on Form 10-K to “Comstock,” “Company”, “CAM”, “CRES”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Available Information

We make available, as soon as reasonably practicable, on our website, www.comstockcompanies.com, all of our reports required to be filed with the Securities and Exchange Commission (SEC). The SEC maintains an internet site that contains these reports, proxy statements and other information at www.sec.gov. In addition, these reports are available free of charge on the “Investor Relations” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in XBRL format), current reports on Form 8-K, proxy statements and amendments to such reports. In addition to our SEC filings, our corporate governance documents, including our Code of Ethics for the Chief Executive Officer and senior financial officers and Code of Conduct applicable to all employees and directors are available on the “Investor Relations” page of our website under “Corporate Governance.”

Our principal executive offices are located at 1886 Metro Center Drive, 4th Floor, Reston, Virginia 20190 and our telephone number is (703) 230-1985. Information on or linked to our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

Our Business Strategy

In 2018, we began winding down our on-balance-sheet, for-sale homebuilding operation and refocusing our operations on commercial real estate development, asset management and real estate related fee-based services. As a result, the Company began operating through two real estate focused platforms, CDS Asset Management ("CAM") and Comstock Real Estate Services ("CRES"). CAM provides real estate development, asset management, and property management services, while CRES provides development supply chain services, including capital markets, real estate brokerage, environmental consulting and design services in the Washington, DC metropolitan area and in New Jersey and Pennsylvania.

We believe that Comstock's substantial experience in entitling, designing, developing, and managing a diverse range of properties including apartments, single-family homes, townhomes, mid-rise condominiums, high-rise condominiums and mixed-use (residential and commercial) properties, as well as large scale commercial parking garages and transit related projects, positions the CAM subsidiary to capitalize on commercial development and asset management opportunities in the Washington, DC region. Our CRES subsidiary is well positioned to capitalize on market opportunities related to providing development supply chain services, including capital markets, brokerage, environmental consulting and other real estate related services in the Washington, DC metropolitan area and in other parts of the Washington, D.C. MSA.

In connection with our new strategy, and anchoring the transition of our operations, the Company entered into a Master Asset Management Agreement (“AMA”), effective as of January 2, 2018, through its CAM subsidiary with Comstock Development Services, LC (“CDS”), an entity wholly owned by the Chief Executive Officer of the Company. The AMA covers two large-scale, transit-oriented, mixed-use developments in the Washington, DC area; Reston Station, a multi-million square foot development located in Reston, VA, and Loudoun Station, a multi-million square foot development in Ashburn, VA, as well as a mixed-use development asset located in Herndon, VA. Separately, the Company also entered fee-based management agreements with unrelated third parties concerning a mixed-use property in Tysons Corner, VA, and an affordable housing multi-family development in Rockville, MD.

Pursuant to the AMA, CDS has engaged CAM to manage and administer the CDS commercial real estate portfolio (“CRE Portfolio”) and the day to-day operations of CDS and each property-owning subsidiary of CDS. Pursuant to the terms of the AMA, CAM provides investment advisory, development and asset management services related to the build out, lease-up and stabilization, and management of the CRE Portfolio. CDS pays the Company fees for the services provided by the Company in connection with the CDS portfolio of assets under management (“AUM”)  calculated on a cost-plus basis, thereby protecting the Company from incurring operating costs related to asset management services being provided to CDS in excess of fees collected during the transition, while also enabling the Company to expand its operating capabilities through the addition of qualified managers with experience in growing AUM.

In addition to the asset management services provided by CAM to CDS, the Company’s CRES subsidiary is focused on generating growth organically and through potential acquisitions of operating businesses that would provide complementary development and supply chain services to assets under management pursuant to the AMA as well as to unrelated third parties in the areas of environmental consulting, mortgage brokerage, and capital market and financial consulting services.

We believe that we have several strengths that distinguish our new business focus and strategy:

•

Revenue Base. Our revenues are primarily generated from recurring fees earned under the AMA and operations of our CRES subsidiary. The AMA provides a reliable cost-plus source of revenue and cashflow to cover the Company’s operating expenses related to the services being provided to CDS pursuant to the AMA, positioning the Company to enhance bottom line results and pursue additional revenue growth.

•

Management Services. Our experienced asset management professionals provide management services to a wide range of real estate assets and businesses that include a variety of commercial real estate uses, including apartments, office buildings, hotels, commercial garages, leased lands, retail stores, mixed-use developments, and transit-oriented developments. Our management team has significant capabilities generated through decades of experience managing large-scale projects and portfolios of commercial real estate development, construction, and property and asset management services. The properties and businesses we currently manage are located primarily along the Dulles Corridor section of the Washington DC Metro Silver Line in Fairfax and Loudoun Counties.

•

Real Estate Services. Our experienced real estate services-based management team provides a wide range of real estate services in the areas of strategic corporate planning, capital markets and financial consulting services, commercial mortgage brokerage services, and environmental and design-based services. Our environmental services group provides consulting, environmental studies, remediation services and site-specific solutions for properties that may benefit from environmental due diligence, site-specific assessments, and environmental remediation. The real estate services business platform allows us to generate positive fee income from our highly qualified personnel and serves as a potential catalyst for joint venture and acquisition opportunities.

•

Homebuilding. We will continue to wind-down our for-sale homebuilding operation and with the intention of completing the wind-down as quickly and efficiently as possible. In connection with the winding-down of our for-sale homebuilding operations, we may continue to develop, construct, and market individual homes and building lots for sale until we have depleted our inventory of such products or identified a means of completing the wind-down in an expediated manner. We will substantially complete our production homebuilding operations by the second quarter of 2019 but anticipate residual land development activities and finished lot sales to third party homebuilders to continue beyond 2019.  Additionally, the Company may engage in homebuilding activities from time to time if self-performance of our residual lot inventory pipeline is deemed the best financial alternative.  Any future homebuilding activities are expected to be provided off balance sheet on an asset management basis.

•

Quality and Depth of Management. We have a highly qualified and experienced management team providing a broad base of deep expertise and a proven track record to our clients. The combination of the new platforms leverages the diverse capabilities and relationships of the management teams of the Comstock organization developed over more than thirty years.

•

Alignment of Interests. We believe our new business strategy fosters a strong economic alignment of interests with our shareholders due to our Chief Executive Officer’s large economic interest in the Company and in the portfolio being managed by the Company pursuant to the AMA.

•

Operating Efficiencies. As previously reported, the transition of our business focus and new strategy required the combination of the operating platform of the Company and the operating platform of the privately held commercial development company controlled by the Company’s Chief Executive Officer. The integration of the two operating platforms has significantly enhanced the operating capabilities of the Company while providing opportunities for additional operational efficiencies and management alignment.

•

Fee-Based Service Platform. Our asset-light business strategy, adopted in 2018, has contributed to our ability to materially reduce our liabilities during 2018 and we believe will contribute to our ability to produce positive results in future periods.

The Company’s various business units work in concert to leverage the collective skill sets of our organization. The talent and experience of our personnel allows workflow flexibility and a multitasking approach to managing various projects. We believe that our business network in the Washington, D.C. MSA provides us with a competitive advantage in sourcing and executing on investment opportunities.

While Comstock has developed numerous properties in multiple key markets throughout the southeastern United States, and our management team has experience managing large regional portfolios, we believe the Washington, DC MSA provides continued growth opportunity in the near-term for several reasons, including the following:

•

Long Track Record. Comstock has been active in the Washington, DC MSA since 1985 and has developed, acquired, and managed thousands of residential units and millions of square feet of mixed-use properties, throughout the region.

•

Multiple Public-Private Partnerships. Comstock has been selected by multiple local governments (Fairfax County, Loudoun County, and Town of Herndon) to develop and manage large-scale mixed-use, and transit facility developments through public-private partnerships at a time when local jurisdictions are focused on public-private partnerships as a means of leveraging private sector capabilities to meet public infrastructure development needs.

•

Economic Drivers. Significant growth trends in demand for cyber security and other technology services in the government sector, as well as in the private sector, has generated growth opportunities for tech companies, generating numerous start-ups, and is attracting big tech to the region. Further, Northern Virginia’s data center market, primarily the Dulles Corridor, has seen record growth and has become the global leader in data center space while accounting for more than 40% of national data center space absorption in recent years.

•

Diverse Employment Base. The diverse and well-educated employment base in the Washington, DC MSA, coupled with proximity to the federal government and the presence of well-established government contractors is contributing to the attractiveness of the region to tech companies.

•

Metro’s Silver Line. Phase I of Metro’s Silver Line opened in 2014, connecting Tysons Corner and Reston to Arlington and downtown Washington, DC. Phase II is scheduled to open in early 2020 and will extend service from the terminus of Phase I located in the center of Comstock’s Reston Station development to Herndon, Dulles International Airport, and Loudoun County, terminating at Comstock’s Loudoun Station development.

•

Regional Land Use Plans. Recent changes to Comprehensive Land Use Plans of Fairfax County and Loudoun County encourage high density and mixed-use development proximate to the new Silver Line Metro Stations.

•

Increased Demand for Transit-Oriented and Mixed-Use Developments. Recent trends indicate commercial tenants are increasingly seeking to locate (or relocate) office to Metro Accessible sites and have demonstrated a willingness to pay premium rents for commercial space because proximity to Metro in urban, mixed-use developments has become a key recruiting tool. Additionally, demand for housing in transit-oriented, mixed-use neighborhoods has increased steadily over the past decade while home ownership rates have decreased and demand for high quality rental housing has increased.

Comstock has been focused on these emerging trends for more than a decade and the Company, through the AMA, controls the development and asset management of a significant portfolio at the forefront of the urban transformation taking place in the Dulles Corridor. With a stabilized portfolio and development pipeline that includes millions of square feet of mixed-use and transit-oriented properties located at key Metro stations in the Dulles Corridor, Comstock is well positioned to capitalize on trends that we believe will shape the future commercial real estate landscape.

Our Operations

We believe that we are properly staffed for current market conditions and have the ability to manage growth as market conditions warrant. Our operations are focused mainly in the Washington, D.C. MSA, where we believe our over 30 years of experience provides us the best opportunity to enhance stockholder value.

Our Managed Communities

Reston Station. Reston Station is among the largest mixed-use, transit-oriented developments in the Washington D.C. MSA. Located at the terminus of phase I of Metro’s Silver Line, the Reston Station neighborhood will contain approximately 4.5 million square feet of mixed-use development covering almost 40 acres spanning the highly-trafficked Dulles Toll Road and surrounding Metro’s Wiehle Reston-East Metro Station, the terminus station on Phase I of the Silver Line and the only Metro rail station currently in Reston, VA. The Company is providing a wide variety of its real estate and asset management services to the project pursuant to the AMA, including development and construction management services, leasing management services, property management services, and capital markets services.  The Reston Station neighborhood is being developed in four distinct districts as follows:

•Metro Plaza District. The Metro Plaza District has entitlements in place that allow for up to 1.7 million square feet of mixed-use development in five buildings on approximately 7 acres leased pursuant to a long term ground lease with Fairfax County situated directly above the Reston Station Transit Facility, a 1.8 million square foot underground transit facility that includes approximately 2,300 parking spaces operated by Fairfax County as a Metro commuter parking facility, and approximately 1,200 parking spaces operated by the Company as a parking facility for retail and office users, as well as Metro commuters. As of December 31, 2018, construction has been completed on three of the five buildings located above the Reston Station Transit Facility including a 370,000 square foot Trophy-Class office tower, a portion of which has been leased to Google and other corporate users, and the two remaining buildings containing additional Class A office space and ground floor retail are in various stages of development, construction, and leasing. The Metro Plaza District portion of the Reston Station development, including the transit facility and parking garage, is the subject of a Public-Private Partnership agreement between the Board of Supervisors of Fairfax County, Virginia and Comstock Reston Station Holdings, LC, an entity affiliated with CDS.

•Promenade District. The Promenade District has entitlements in place that allow for approximately 1.4 million square feet of mixed-use development on approximately 8 acres situated adjacent to Reston Station’s Metro Plaza District and the Reston Station Transit Facility. As of December 31, 2018, the Company is providing asset management services for the existing buildings consisting of approximately 70,000 square feet of office space constructed prior to 1995, while designing new buildings that will be constructed on the site including office, retail, residential and hotel uses. Marriott International has entered into a franchise agreement with an affiliate of CDS concerning the development and operation of a Marriott Renaissance Hotel and residential tower that is planned to be developed as the first phase of the Promenade District, including approximately 240 hotel rooms, approximately 80 residential units and retail, entertainment and conference spaces.

•Commerce District.  The Commerce District has entitlements in place that allow for approximately 1.5 million square feet of mixed-use development, including three existing Class-A office buildings that include a total of approximately 400,000 square feet. The Commerce District property is situated on approximately 12 acres located adjacent to the south entrance to the Wiehle Reston-East Metro Station and lies directly across the Dulles Toll Road from the Metro Plaza District of Reston Station and the Reston Station Transit Facility. Currently, Comstock is leasing and managing the three existing office buildings while it is also developing designs for new buildings that will include up to 1.1 million square feet of office, retail, hotel and residential uses. The Commerce District property was acquired by a subsidiary of CDS in 2019. The Company is providing a variety of asset management and development services related to the Commerce District property, which was acquired by an affiliate of CDS in 2019.

•Comstock District. The Comstock District at Reston Station consists of 8.5 acres of land located adjacent to the Promenade District, and currently is the home to Comstock’s corporate headquarters.  The Comstock

District has entitlements in place to allow for approximately 770,000 square feet of mixed-use development, including an existing 90,000 square foot Class A office building with Comstock’s corporate headquarters, an existing 418-unit residential apartment building owned by an entity not affiliated with Comstock, and entitlements for additional residential buildings and office/retail uses. The Company is providing a variety of asset management and development services related to the portion of the Comstock District property, which is owned by an affiliate of CDS.

Loudoun Station. Loudoun Station, located at the terminus of Phase II of Metro’s Silver Line is Loudoun County’s first Metro connected development and represents Loudoun County’s beginning transformation into a transit connected community with direct metro rail connectivity to Dulles International Airport, Reston, Tysons Corner, and downtown Washington, D.C. Currently, Loudoun Station has approximately 700,000 square feet of mixed-use development completed, including approximately 357 residential units, 50,000 square feet of Class-A office space, 118,000 square feet of ground floor retail spaces, and a 1,500-space commuter parking garage. Phase II of Metro’s Silver Line is under construction and expected to commence passenger service in early to mid-2020.  Construction of the next phase of residential, retail and commercial space commenced in 2018 and is expected to be completed in early-2020.  The Company is providing a variety of its real estate and asset management services related to the existing buildings and future development pursuant to the AMA, including development and construction management services, leasing management services, property management services, and capital markets services.

Herndon Station. On November 1, 2017, an affiliate of CDS entered into a public-private partnership with the Town of Herndon, Virginia to acquire, develop, and construct a mixed-use project in the historic downtown area of the Town of Herndon. The development will include up to approximately 500,000 square feet of residential, retail and entertainment spaces, including a performing arts center.  The project will also include a large parking garage for public and private use and also anticipates improvements to existing connections to the adjacent WO&D trail.  The Company is providing a variety of asset management and development services related to the Herndon Station development pursuant to the AMA.

Shady Grove Metro. In the 2nd quarter of 2018, we conveyed the building pad site for 110 multifamily dwelling units in Rockville, Maryland adjacent to the Shady Grove Metro Station to a joint venture between a subsidiary of the Company and Stratford Capital, LLC (the “JV”). The JV commenced construction of the project in late-2018 and is expected to be completed in 2019. The project is being developed as a low-income housing tax credit (LIHTC) project. The Company is providing a variety of asset management and real estate development management services to the project through its completion pursuant to an asset management agreement with the JV.

International Gateway. In 2018, CAM entered into an asset management agreement with an unaffiliated property owner to provide asset management, property management and consulting services for a portfolio of two mixed-use retail/office buildings in Tysons Corner, Virginia, known as International Gateway.

Our Recent Acquisitions to Perform Services

On July 17, 2017, JK Environmental Services, LLC (“JK”), an entity wholly owned by CDS Capital Management, L.C., a subsidiary of the Company, purchased all of the business assets of Monridge Environmental, LLC pursuant to an Asset Purchase Agreement dated July 14, 2017 for a purchase price of Two Million Forty Thousand Dollars ($2,040,000). JK has its principal office located in Conshohocken, Pennsylvania, and operates in Maryland, Pennsylvania, New Jersey, and Delaware. In August 2018, JK changed its name to Comstock Environmental Services, LC (“Comstock Environmental”) which will continue to operate as an environmental services company, providing consulting, remediation, and other environmental services to its clients.

Our Developed Homebuilding Communities

We are currently winding down the on balance sheet homebuilding projects in the Washington, D.C. MSA. The following communities remained active in the year ended December 31, 2018:

The Estates at Leeland is a community located in Fredericksburg, Virginia. The property is being developed as 24 single-family units. As of December 31, 2018, we have 1 building lot remaining in inventory, which is under contract to be sold to a third-party homebuilder pursuant to a land purchase agreement.

Marrwood East is a residential project in Loudoun County, Virginia. The property was developed as 35 single-family units. All 35 single-family units were constructed and delivered to third-party purchasers as of December 2018.

The Towns at 1333 is a townhome community located in Alexandria, Virginia. The property was developed as 18 condominium townhome units. All 18 units were constructed and delivered to third-party purchasers as of December 2018.

Richmond Station is a development located in Prince William County, Virginia. We are currently developing the land into building lots for 104 townhomes and 54 multi-family units, all of which are under contract to be sold to two separate third-party homebuilders pursuant to land purchase agreements.  Land development commenced in 2018.

The Townes at Shady Grove Metro is a residential community in Rockville, Maryland, adjacent to the Shady Grove Metro rail station consisting of 36 townhomes, and 3 single-family units. As of December 31, 2018, we have constructed and delivered 30 units, including the 3 single-family units. The remaining 9 townhome lots are under contract to be sold to a third-party homebuilder pursuant to a land purchase agreement.

Momentum at Shady Grove Metro is an affordable housing residential development in Rockville, Maryland, adjacent to the Shady Grove Metro rail station consisting of 110 multi-family units. During 2018, we sold this land to a joint-venture between the Company and a third-party developer of affordable housing communities. Construction commenced in 2018 and is expected to be complete in 2019.

The Woods at Spring Ridge is a residential project in Frederick, Maryland. The property is being developed as 21 single-family units. A majority of the units were sold during 2018. As of December 31, 2018, we have closed on 9 units and we have 4 units in backlog.

Solomons Choice is a residential project located in Anne Arundel County, Maryland. The property was being developed as 56 single-family units. In the third quarter of 2018, consistent with our strategy to wind-down our for-sale homebuilding operation, we exited this project after selling 1 unit.

The Townes at Totten Mews are located in the Northeast quadrant of Washington, D.C. This property is being developed as 40 townhome units. A majority of the units were sold during 2018. As of December 31, 2018, we have closed on 24 units and there were 12 units in backlog.

Backlog

As of December 31, 2018, we had 16 units in backlog representing revenue of approximately $10.4 million, compared to 20 units in backlog representing revenue of approximately $13.9 million as of December 31, 2017.

Land/Lot Acquisition and Inventory Management

While the Company is transitioning away from homebuilding as a primary revenue source, the Company and its subsidiaries continue to have ongoing homebuilding operations. We attempt to mitigate our exposure to real estate inventory risks by utilizing land/lot option contracts, where possible, generally commencing construction of custom features or optional upgrades on homes under contract only after the buyer’s receipt of mortgage approval and receipt of satisfactory deposits from the buyer and monitoring and managing the number of speculative units built in each community.  We are currently a party to several joint ventures, all of which are consolidated in our financial statements.

Going forward, with the change in strategy in 2018, the Company does not intend to acquire new homebuilding projects on balance sheet and will limit its role to providing a variety of asset management services to homebuilding projects owned by third parties and we do not anticipate such future projects to be consolidated on our financial statements.

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

Competition

The real estate asset management and services industry is highly competitive. Our growth will depend upon our ability to professionally manage the assets subject to the AMA and to expand our services to new clients in the markets in which we operate on a cost-efficient basis. We compete with other businesses in the real estate management and asset management businesses on the basis of price, location, experience, service and reputation. Many of these competitors are larger than us and operate on a national or global scale and they and their clients may have greater technical, marketing and financial resources than we currently provide to our clients. Such competitors may also enjoy competitive advantages that result from, among other things, lower costs of capital, greater business scale and enhanced operating efficiencies. Their larger scale and broad national or global presence may allow them to offset downturns in certain localized markets or seasonality related to certain services with increased or steady operations in other markets. We also face competitors on a local and regional basis. Certain competitors may also be subject to different regulatory requirements or rules that may allow them more flexibility or better access to pursue potential investments and raise capital for themselves or their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessments or lower return thresholds, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities than us. Our ability to continue to compete effectively will depend in large part upon the ability to attract, retain and motivate employees, and we must compete with other companies to attract and retain employees.

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

Competition among home builders and multi-family developers is often specific to product types being offered in a particular area. We do not often compete with the large national developers in the urban communities where we develop high-rise and mixed use products. This is primarily because most national builders tend to focus on a narrower range of products than what we offer. We believe this provides us with a distinct advantage in terms of attracting potential home buyers and renters in certain areas. We believe the factors that home buyers consider in deciding whether to purchase or rent from us include the product type, location, value quality, and reputation of the developer. We believe that our projects and product offerings compare favorably on these factors, and we continually strive to maintain our reputation of building quality products.

Governmental Regulation and Environmental Matters

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning finance, banking, investments, zoning, building design, construction, density requirements and similar matters. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states where we operate. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction.

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of the environment, primarily with respect to our homebuilding business. Some of the laws to which we and our properties are subject to may impose requirements concerning development in waters of the United States, including wetlands, the closure of water supply wells, management of asbestos-containing materials, exposure to radon and similar issues. The particular environmental laws that apply to any given community vary based on several factors, including the environmental conditions related to a particular property and the present and former uses of the property. These environmental laws may result in delays, may cause us to incur substantial compliance related costs, and may prohibit or severely restrict development in certain environmentally sensitive areas. To date, environmental laws have not had a material adverse impact on our operations.

Technology and Intellectual Property

We utilize our technology infrastructure to facilitate the management of our client’s projects and the marketing of our projects. We use media and internet based marketing platforms, primarily in lieu of print advertisements. We believe that the home buying population will continue to increase its reliance on information available on the internet to help guide its rental and home buying decision. Accordingly, through our marketing efforts, we will continue to seek to leverage this trend to lower per sale marketing costs while maximizing potential sales.

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

Seasonality

We experience seasonality across our business segments. With respect to our Asset Management segment, we do not expect seasonality to materially impact our operations. With respect to our Real Estate Services segment and Homebuilding segment, we do anticipate being impacted by adverse weather conditions. The markets in which we operate are four-season markets that experience significant periods of rain and snow. Construction and remediation cycles and efforts are often adversely affected by severe weather. With respect to our Homebuilding segment, the primary selling season is from January through May as well as September and October. Orders in other months typically are lower. Historically, seasonal activity has increased our working capital requirements for our homebuilding operations during the third and fourth quarters of our fiscal year. As a result of seasonal activity across our business segments, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

Asset Management Agreement

Our commercial development, asset management and real estate services business operates pursuant to the AMA between CAM and CDS that was entered into on March 30, 2018 with an effective date of January 2, 2018. Pursuant to the Agreement, CDS will pay CAM an annual cost-plus fee (the “Annual Fee”) in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to the CRE Portfolio pursuant to the Agreement, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000. In connection with the execution of the AMA, CDS paid CAM a deposit in the aggregate amount of $2,500,000 pursuant to the AMA that will be credited against the Annual Fee to be paid to CAM in accordance with the AMA. The initial term of the AMA will terminate on December 31, 2022 (“Initial Term”). The AMA will automatically renew for successive additional one-year terms (each an “Extension Term”) unless CDS delivers written notice of non-renewal of the AMA at least 180 days prior to the termination date of the Initial Term or any Extension Term. CDS may terminate the AMA without cause upon 180 days advance written notice to CAM. In the event of such a termination, CDS will pay CAM any accrued Annual Fees due and payable as of the termination date. If a termination by CDS without cause is effective prior to January 1, 2020, CDS will pay CAM an additional termination fee equal to $500,000. CAM may terminate the AMA without cause upon 180 days advance written notice to CDS, in which event CDS will pay CAM any accrued Annual Fees due and payable as of the termination date. CDS and CAM will indemnify each other and their affiliates and their respective directors, officers, employees, partners, members, stockholders, other equity holders agents and representatives from and against all expenses, losses, damages, liabilities and other claims incurred by any Indemnified Party related to the AMA, except for those arising from actions constituting bad faith, willful misconduct or gross negligence by an indemnified party.

Employees

At December 31, 2018, we had 82 full-time and 3 part-time employees. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe we have good relations with our employees. With the integration of the new business segments, we expect the number of our employees will increase in 2019.

Executive Officers of the Registrant

Our executive officers and other management employees and their respective ages and positions as of December 31, 2018 are as follows:

Name	Age	Current Position
Christopher Clemente	58	Chairman and Chief Executive Officer
Christopher Guthrie	40	Chief Financial Officer
Jubal R. Thompson	49	General Counsel and Secretary

Christopher Clemente founded Comstock in 1985 and has been a director since May 2004. Since 1992, Mr. Clemente has served as our Chairman and Chief Executive Officer. Mr. Clemente has over 30 years of experience in all aspects of real estate development and homebuilding, and more than 30 years of experience as an entrepreneur.

Christopher Guthrie was named our Chief Financial Officer effective June 12, 2018. Prior to that, Mr. Guthrie served as Chief Financial Officer of Comstock Partners, the private company owned by Christopher Clemente, the Chief Executive Officer of the Company. Mr. Guthrie joined the Company in 2014 and prior to joining the Company, served as Principal at Red Zone Capital where his responsibilities included management of the accounting and finance functions.

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

Risks Relating to Our Management Fee For Services Business

Substantially all of our revenues are derived from our provision of management services to CDS, an entity that is wholly owned by our CEO. The loss or failure, or decline in business or assets, of any of the CDS assets could substantially reduce our revenues.

The fees we earn from providing management services to CDS, an entity wholly owned by our Chief Executive Officer, comprise substantially all our Asset Management revenues. Our Asset Management revenues depend in large part on the ability of CDS to raise capital to invest in real estate assets and on the positive performance of CDS investments and investor returns. The AMA with CDS is subject to a number of risks and uncertainties. Therefore, our operating results and our ability to maintain and grow our revenues currently depends upon the ability of CDS to maintain and grow its businesses. The inability of CDS to raise capital to invest in its real estate assets, reduced business activities, sales of assets, the failure of any of the CDS assets, or the termination of their management agreements with us would materially and substantially reduce our revenues and our profitability.

We expect that substantially all of our revenues will be derived from our provision of management services to a limited number of companies. The loss or failure, or decline in business or assets could substantially reduce our revenues.

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

The AMA and our other management services or consulting agreements with our clients may be terminated by a client or by us in certain circumstances. Depending upon the circumstances of a termination, we may or may not be entitled to receive a termination fee. If any of our management or consulting agreements with a client is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of a management agreement with a client, we would likely be unable to invest the proceeds of the termination fee we receive to replace the lost revenues. The termination of our management agreement or consulting agreement with any of our largest clients could have a material adverse impact on our business, results of operations and financial condition.

The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the United States generally.

Our business and operations are significantly dependent on conditions in the commercial real estate industry, which in turn is impacted by general economic conditions in the United States. Commercial real estate markets in the United States were significantly negatively impacted during the recent recession. Although commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels, new challenges have arisen, including uncertain U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and increasing real estate development activities. Adverse conditions in the commercial real estate industry and declining real estate values could harm our business and financial condition by limiting our and our clients’ access to debt and equity capital and our and their ability to grow our and their businesses. Adverse conditions may also give rise to an increase in defaults of the Company’s loans and other investments. An economic slowdown or recession or declining real estate values could materially and adversely affect us and our clients.

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

•	there are few barriers to entry into the asset management business, and new entrants will result in increased competition;
•	other asset managers may be willing or able to engage in aggressive pricing, marketing, or hiring practices;
•	other asset managers may have more scalable platforms and may operate more efficiently than we do;
•	other asset managers may have better brand recognition than we have; and
•	our competitors may from time to time recruit our employees away from us.

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

During 2018 and 2017, we evaluated all of our projects, to the extent of the existence of any impairment indicators requiring evaluation to determine if carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale.

During 2018 and 2017, as a result of our impairment analysis, the Company wrote off $2.2 million and $0.5 million, respectively, in feasibility, site securing, predevelopment, design, carry costs and related costs for certain of our communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions.

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

We compete primarily on the basis of price, location, design, quality, service and reputation. Some of our competitors have greater financial resources, more established market positions and better opportunities for land and home site acquisitions, greater amounts of unrestricted cash resources on hand, and lower costs of capital, labor and material than us. The competitive conditions in the homebuilding industry and our announcement to transition out of homebuilding could, among other things:

•	require us to increase selling commissions and other incentives, which could reduce our profit margins;
•	result in delays in construction if we experience delays in procuring materials or hiring trades people or laborers;
•	result in lower sales volume, sales pricing and revenues; and
•	increase our costs and reduce our earnings.

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

The cancellation rate of buyers who contracted to buy a home from us but did not close escrow (as a percentage of overall orders) was approximately 7% and 16% during the years ended December 31, 2018 and 2017, respectively. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions including unemployment. Upon a home order cancellation, the homebuyer’s escrow deposit is returned to the homebuyer (other than certain miscellaneous deposits, which we retain). An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

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

Risks Related to our Operations and Lines of Business

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

Employee, vendor or other third-party misconduct could harm us by subjecting us to significant legal liability, reputational harm and loss of business.

There is a risk that our employees or vendors or other third parties that we use in our business could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over the companies and assets we manage. The violation of these obligations and standards by any of our employees may adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees or any vendors or third parties improperly use or disclose confidential information, we and the affected client could suffer serious harm to our and its reputation, financial position and current and future business relationships and face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees or any vendors or third parties were to engage in or be accused of misconduct, our business and our reputation could be adversely affected. Misconduct by an employee or an employee of our vendors might rise to the level of a default that would permit a client to terminate its management agreements or advisory agreements with us for cause and without paying a termination fee, which could materially adversely affect our business, results of operations and financial condition.

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

We currently have approximately $147 million in federal and state NOLs with a potential value of up to approximately $38 million in tax savings. These deferred tax assets are currently fully reserved. If unused, these NOLs will begin expiring in 2027. Under Internal Revenue Code Section 382 rules, if a change of ownership is triggered, our NOL asset and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2018, the cumulative shift in the Company’s stock would not cause an inability to utilize any of our NOLs.

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

Because we have grown in part through acquisitions, and as we continue to wind down on balance sheet homebuilding, goodwill and intangible assets-net will represent a larger portion of our assets. Under generally accepted accounting principles in the United States (GAAP), we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

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

Our success largely depends on the continuing services of certain key employees, including Christopher Clemente, our Chairman and Chief Executive Officer; Christopher Guthrie, our Chief Financial Officer; and Jubal Thompson, our General Counsel and Secretary. Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Messrs. Clemente, Guthrie and Thompson each possess valuable industry and Company knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of these or other key employees could harm our operations, business plans and cash flows.

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

We use information technology and other computer resources to perform important operational and marketing activities and to maintain our business records. Certain of these resources are provided to us and/or maintained by data hosting facilities and third party service providers to assist in conducting our day to day operations. Our computer systems and those of our third-party providers are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, hackers, malware, unauthorized accesses, IT security breaches, natural disasters, usage errors by our employees or contractors, etc. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation. Although we and our third-party service providers have implemented administrative and technical controls to address, mitigate and minimize these security issues, there is no guarantee that these measures will be adequate to safeguard against the evolving threats posed by data security breaches, system compromises and misuse of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

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

The impact of climate change presents a risk to our business.

The potential effects of climate change could impact our operations and the operations of properties we manage or provide services to. Natural disasters and extreme weather events linked to climate change could cause damage to assets we manage. Concerns about the potential effects of climate change could increasingly impact the decisions and analysis that we make with respect to the properties we manage or consider for acquisition by clients, since climate change considerations can impact the relative desirability of locations and the cost of operating and insuring acquired properties. Around the world, many countries are enacting stricter regulations to protect the environment and preserve their natural resources. Those regulations are likely to become more rigorous over time. If the United States were to enact similar regulations, we could face additional costs and use of resources to comply with such requirements.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the entire U.S. economy, or the Washington, D.C. metro area, affect job growth and consumer confidence, increase costs associated with construction or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our revenues, earnings and cash flows.

Risks Related to our Common Stock and Level of Indebtedness

Our level of indebtedness may harm our financial condition and results of operations.

Our consolidated indebtedness as of December 31, 2018 is approximately $18.9 million, net of discounts and deferred financing charges, and matures at different periods in fiscal years 2019 through 2023. We are in active discussions with our lenders with respect to these maturities and are seeking extensions and modifications to the credit facilities and loans as necessary. If, for any reason, we are unable to refinance, extend or modify the existing indebtedness, these projects may be in default of their existing obligations, which may result in a foreclosure on the project collateral and loss of the project. Any such events could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price has been volatile, and we expect it will continue to be volatile. During the year ended December 31, 2018, the price of our common stock ranged from a high of $5.15 to a low of $1.29. The volatility of our stock price may also be due to many factors including:

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

As of December 31, 2018, Mr. Christopher Clemente, our Chief Executive Officer, owned 100% of our outstanding Class B common stock, which, together with his shares of Class A common stock, represent approximately 60% of the combined voting power of all classes of our voting stock. As a result, Mr. Clemente has control over the election of our board of directors and our management and policies. Mr. Clemente, also has control over all matters requiring stockholder approval, including the amendment of certain provisions of our amended and restated certificate of incorporation, the approval of any equity-based employee compensation plans and the approval of significant corporate transactions, including mergers or acquisition transactions. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

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

On May 23, 2018, the Company entered into a Note Exchange and subscription agreement in which a note (“CGF2 Note”) with an outstanding principal and accrued interest balance of $3.7 million was exchanged for 738,390 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share, issued by the Company to Comstock Growth Fund II, L.C. (“CGF2”), a Company wholly owned by our Chief Executive Officer. The CGF2 Note was cancelled in its entirety effective as of the Effective Date. Refer to Note 16 and Note 20 to the consolidated financial statements for further discussion of these transactions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Since December 31, 2009, the Company, through its affiliate, Comstock Property Management, L.C., has been leasing office space located at 1886 Metro Center Drive, Reston, Virginia for its corporate headquarters from Comstock Asset Management, L.C., an affiliate wholly-owned by our Chief Executive Officer. Currently the amount of the leased space is 15,714 square feet. The term of the lease expires on September 30, 2019. See related party transactions in Note 16 in the accompanying consolidated financial statements for additional information.

On July 17, 2017, the Company, through its subsidiary, JK Environmental Services, LLC (“JK”), acquired the assets and liabilities of Monridge Environmental, LLC. On August 1, 2017, JK entered into a lease through February 29, 2020 for approximately 2,800 square feet of office space at 806 Fayette Street, Conshohocken, Pennsylvania. During 2018, JK also opened operations in the Washington, DC metropolitan area from the Company’s corporate offices.

The Company believes that its properties are adequately maintained and suitable for their intended use and the Company’s needs. For information regarding our projects, see Item 1 ‘Business – Our Developed Communities.’

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

Holders

As of December 31, 2018, there were approximately 34 record holders of our Class A common stock. As of December 31, 2018, there was one holder of our Class B common stock.

Issuer Purchases of Equity Securities

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to 429,000 shares of our Class A common stock in one or more open market or privately negotiated transactions. During 2018 and 2017, no shares of our Class A common stock were repurchased. As of December 31, 2018, 404,000 shares remained available for purchase. The share repurchase program does not have an expiration date.

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

Overview

We are a multi-faceted real estate asset management, development and services company primarily focused in the Washington, D.C. MSA. In 2018, the Company changed its focus to asset management and the provision of complementary real estate related services, transitioning from its primary reliance upon revenue generated by production-oriented, for-sale homebuilding. To accomplish the transition from homebuilding to the new lines of business, the Company will operate through two real estate focused platforms – CDS Asset Management (“CAM”) and Comstock Real Estate Services (“CRES”). These business segments include asset and property management and service-oriented companies providing services to clients primarily in the real estate sector as further discussed in Note 2 of our consolidated financial statements.

CDS Asset Management

In our Asset Management segment, we focus on providing asset management and development services to a wide range of commercial real estate uses, including apartments, hotels, office buildings, commercial garages, leased lands, retail stores, mixed-use developments, and urban transit oriented developments. We have significant experience with construction, development, property and asset management services. The properties and businesses we currently manage are located primarily along the Washington, D.C. Metro Silver Line in Fairfax and Loudoun Counties, but also include projects in Montgomery County, Maryland and the Town of Herndon, Virginia.

Comstock Real Estate Services

In our Real Estate Services segment, our experienced real estate services-based management team provides a wide range of real estate services in the areas of strategic corporate planning, capital markets, brokerage services, and environmental and design based services. Our environmental services group provides consulting, environmental studies, remediation services and provide site specific solutions for any project that may have an environmental impact, from environmental due diligence to site-specific assessments and remediation. This business line not only allows us to generate positive fee income from our highly qualified personnel but also serves as a potential catalyst for joint venture and acquisition opportunities.

Homebuilding

In our Homebuilding segment, we continue to wind down the homebuilder by developing, constructing, and building out the Company’s remaining homebuilding projects. The wind-down of this segment on the balance sheet should be largely accomplished by the second quarter of 2019. For our remaining homebuilding inventory, we will continue to develop properties with the intent that they be sold either as fee-simple properties or condominiums to individual unit buyers or we may sell raw or finished lot inventories to third party developers or homebuilders who will then develop or build out the homes in our remaining projects. We anticipate residual land development activities and finished lot sales to regional or national homebuilders continuing beyond 2019 and the Company may engage in homebuilding activities from time to time if self-performance of our residual lot pipeline is deemed the best financial alternative. Any future homebuilding activity is expected to be provided off-balance sheet on an asset management basis.

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

Revenue recognition

We recognize revenues and related profits or losses from the sale of residential properties and units, finished lots and land sales on the settlement date at the contract sales price, when control is transferred to our customers. We consider revenue to be from homebuilding when there is a structure built or being built on the lot at closing, and control is transferred. Sales of lots occur, and are included in homebuilding revenues, when we sell raw land or finished home sites in advance of any home construction.

Revenues generated through real estate professional services such as asset management and administrative support, environmental design, engineering and remediation represent a series of daily performance obligations delivered over time due to the continuous transfer of control to our clients. For asset management and administrative support, pricing is generally in the form of monthly management fees based on a cost plus agreement, property-level cash receipts, square footage under management or some other variable metric. For Real Estate Services, pricing is generally in the form of cost-plus contracts.

Warranty reserve

Warranty reserves for units settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the typical one-year warranty period provided by the Company or within the two-year statutorily mandated structural warranty period for condominiums. Because the Company typically subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing and is calculated based upon historical warranty cost experience and current business factors. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. This reserve is an estimate and actual warranty costs could vary from these estimates.

Equity-based compensation

Compensation costs related to our equity-based compensation plans are recognized within our income statement or capitalized to real estate inventories for awards issued to employees that are involved in production. The costs recognized are based on the grant-date fair value. Compensation costs for share-based grants are recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant).

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model which includes certain subjective assumptions. Expected volatilities are calculated based on our historical trading activities. We recognize forfeitures as they occur. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the simplified method which assumes that the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by Accounting Standards Codification (“ASC”) 718, Stock Compensation .

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes . Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We provide a valuation allowance when we consider it “more likely than not” (greater than a 50% probability) that a deferred income tax asset will not be fully recovered. Adjustments to the valuation allowance are a component of the deferred income tax expense or benefit in the consolidated statement of operations.

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

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenue – asset management

Revenue from asset management for year ended December 31, 2018 was $12.5 million. Effective January 2, 2018, the Company entered into the AMA with CDS. Pursuant to the AMA, CDS will pay CAM an annual cost-plus fee in aggregate amount equal to the sum of (i) the employment expenses of the personnel dedicated to providing the services to the Comstock Real Estate Portfolio pursuant to the AMA, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1.0 million.

Revenue – real estate services

Revenue from real estate services for the year ended December 31, 2018 increased by $1.0 to $3.0 million, as compared to $2.0 million for the year ended December 31, 2017. The increase is attributable to the Company’s acquisition of Comstock Environmental on July 17, 2017.

Orders, backlog and cancellations

The following table summarizes certain information related to new orders, settlements and backlog for the twelve months ended December 31, 2018 and 2017. The table excludes seven lot sales at the Estates at Leeland project as well as the Momentum | Shady Grove land sale.

	Twelve Months Ended December 31,
	2018	2017
Gross new orders	54	88
Cancellations	4	14
Net new orders	50	74
Gross new order revenue	$37,909	$47,863
Cancellation revenue	$2,144	$7,509
Net new order revenue	$35,765	$40,354
Average gross new order price	$702	$544
Settlements	54	89
Settlement revenue - finished units	$37,909	$43,399
Average settlement price	$702	$488
Backlog units	16	20
Backlog revenue	$10,395	$13,918
Average backlog price	$650	$696

Revenue – homebuilding

The number of finished units (finished units excludes lot and land sales) delivered for the year ended December 31, 2018 decreased by 34 to 54 as compared to 89 units for the year ended December 31, 2017. Average revenue per finished unit delivered increased by $214,000 to $702,000 for the year ended December 31, 2018 as compared to $488,000 for the year ended December 31, 2017. Revenue from homebuilding decreased by $2.2 million to $41.2 million for the year ended December 31, 2018 as compared to $43.4 million for the year ended December 31, 2017. Of the $41.2 million in revenue from homebuilding in 2018, $37.9 was from the sale of finished units, $496,000 was from the sale of seven lots at the Estates at Leland and $2.8 million was from the Momentum | Shady Grove land sale. For the year ended December 31, 2018, the Company settled 54 finished units (16 units at Marwood, 1 units at Emerald Farm, 4 units at Leeland Station, 14 units at The Townes at 1333, 6 units at The Woods at Spring Ridge, and 13 units at Totten Mews), as compared to 89 units (31 units at Falls Grove, 6 units at Townes at Hallcrest, 2 units at Villas at Two Rivers, 7 units at Estates at Leeland, 18 units at Marrwood East, 6 units at Emerald Farm, 4 units at Powhatan, 1 unit at Redland Road, 3 units at The Woods at Spring Ridge, and 11 units at Totten Mews) for the year ended December 31, 2017. Gross new order revenue, consisting of revenue from all finished units sold, for the year ended December 31, 2018 was $37.9 million on 54 units as compared to $47.9 million on 88 units for the year ended December 31, 2017. Net new order revenue, representing revenue for all units sold less revenue from cancellations, for the year ended December 31, 2018 was $35.8 million on 50 units as compared to $40.4 million on 74 units for the year ended December 31, 2017. The increase noted in revenue and average sales price were a result of the mix of units settled. Our total homebuilding gross margin percentage for the year ended December 31, 2018 decreased by 10.3% to (3.7)%, as compared to 6.5% for the year ended December 31, 2017. The decrease in gross margins was the result of the number of units settled and the mix of homes, which included the sales of 7 lots at Leeland Station, 110 multi-family units at Momentum | Shady Grove, and the model unit at Solomons Choice.

Cost of sales – asset management

Cost of sales – asset management for the year ended December 31, 2018 was $11.3 million compared to $0 for the year ended December 31, 2017. This increase from the year ended December 31, 2017 was a result services provided under the AMA.

Cost of sales – real estate services

Cost of sales – real estate services increased by $0.8 million to $3.1 million during the year ended December 31, 2018, as compared to $2.3 million during the year ended December 31, 2017. The increase primarily relates to our new initiatives within our real estate services segment to expand our footprint in the real estate consulting and environmental study fields.

Cost of sales – homebuilding, excluding effects of impairment charges

Cost of sales – homebuilding for the year ended December 31, 2018 increased by $2.2 million to $42.8 million as compared to $40.6 million for the year ended December 31, 2017. The mix of homes settled during the year ended December 31, 2018 accounted for the increase in cost of sales.

Impairment charges

We evaluate all of our projects to the extent of the existence of any impairment indicators requiring evaluation to determine if recorded carrying amounts were recoverable by evaluating discount rates, sales prices, absorption and our analysis of the best approach to marketing our projects for sale.

During 2018 and 2017, as a result of our impairment analysis, the Company wrote off $2.2 million and $0.5 million, respectively, in feasibility, site securing, predevelopment, design, carry costs and related costs for certain of our communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions.

General and administrative

General and administrative expenses for the year ended December 31, 2018 decreased $4.0 million to $1.3 million, as compared to $5.3 million for the year ended December 31, 2017. The year-over-year decrease is attributable to attrition in employee headcount and general overhead saving measures, in addition to the AMA, which was effective January 2, 2018. Under the AMA, the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, along with the employment expenses of personnel are to be included as Cost of sales – Asset Management, as opposed to ‘General and administrative’ expenses as they were historically presented.

Interest and real estate tax expense

Interest and real estate tax expense for the year ended December 31, 2018 increased to $171,000 from $41,000 for the year ended December 31, 2017. The primary reasons for the increase is due to one of our real estate projects having interest and taxes expensed rather than capitalized to inventory during a period of inactivity, as well as the full year inclusion of Comstock Environmental interest and real estate tax expense.

Income taxes

During the year ended December 31, 2018, the Company recognized income tax benefit of $1.0 million related to the conversion of Comstock Growth Fund I & II to Series C Preferred Stock. Refer to Note 10 – Debt to the consolidated financial statements for more information. During the year ended December 31, 2018, the Company recognized income tax benefit of $920,000 and the effective tax rate was 0.24%. During the year ended December 31, 2017, the Company recognized income tax expense of $38,000 and the effective tax rate was 0.91%.

Liquidity and Capital Resources

We finance our Asset Management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities and long-term debt. The winding down of on balance sheet Homebuilding activities will require capital to develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. Homebuilding activities will continue to be funded by private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities, unrelated to the wind down of our homebuilding operations. See Note 10 in the accompanying consolidated financial statements for more details on our debt and credit facilities and Note 16 in the accompanying consolidated financial statements for details on private placement offerings in 2018 and 2017.

As of December 31, 2018, $1.8 million of the Company’s secured project related notes were set to mature at various periods through the end of 2019. As of March 29, 2019, the Company has successfully extended or repaid all obligations with Lenders through March 29, 2019, as more fully described in Note 10 and Note 21, and we are actively engaging our lenders seeking long term extensions and modifications to the loans where necessary. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default.

At December 31, 2018, $4.9 million of our notes payable to affiliates are set to mature prior to the end of 2019. These funds were originally obtained from entities wholly owned by our Chief Executive Officer, and the Company maintains the unilateral ability to extend the maturity dates beyond 2019 as needed. The CEO has historically provided financing in the form of debt and equity to the Company, as needed, through investment vehicles as further described in Notes 10 and 15.

The current performance of our projects has met all required servicing obligations required by the facilities. We are anticipating that with successful resolution of the debt extension discussions with our lenders, capital raises from our private placements, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months. Refer to Note 10 and 22 for further discussion regarding our debts, extension of loan maturity date and other subsequent events impacting our credit facilities.

Cash Flow

Net cash provided by operating activities was $16.2 million for the year ended December 31, 2018. The $16.2 million net cash provided by operations in 2018 was primarily due to $22.4 million of releases of real estate inventories associated with the settlements at our various communities during the year, an impairment charge of $2.2 million, offset by the net loss for the year of $4.0 million, and the deferred income tax benefit of $0.9 million recognized as a result of the conversion of the Comstock Growth Fund I & II notes payable to Series C Preferred Stock. The cash provided by operating activities was $4.7 million for the year ended December 31, 2017. The $4.7 million net cash provided by operations in 2017 was primarily due to $4.8 million of releases of real estate inventories associated with the settlements at our various communities during the year, an impairment charge of $0.5 million, increases in accounts payable and accrued liabilities of $1.4 million, amortization of loan fees and intangible assets of $1.1 million, increases in other assets of $0.8 million, issuances of stock compensation of $0.3 million, offset by the net loss for the year of $4.8 million. The increase of cash provided by releases of real estate was higher in 2018 due primarily to the wind down of our homebuilding operations.

Net cash used in investing activities was $41,000 for the year ended December 31, 2018. This was primarily attributable to the purchase of $80,000 in fixed assets, partially offset by $39,000 in principal received from a note we originated. Net cash used in investing activities was $596,000 for the year ended December 31, 2017. The greater amount of net cash used in investing activities for the year ended December 31, 2017 was primarily attributable to the cash paid for the acquisition of Monridge Environmental, LLC of $579,000.

Net cash used in financing activities was $12.1 million for the year ended December 31, 2018. This was primarily attributable to payments on notes payable, net of proceeds, of $10.2 million and distributions paid to non-

controlling interests, net of contributions, of $1.8 million. Net cash used in financing activities was $8.2 million for the year ended December 31, 2017. This was primarily attributable to an increase in distributions paid to non-controlling interests, net of contributions, of $1.4 million and payments on notes payable, net of proceeds, of $6.4 million.

Share Repurchase Program

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to 429,000 shares of our Class A common stock in one or more open market or privately negotiated transactions.

As of December 31, 2018 and 2017, 404,000 shares of our Class A common stock remain available for repurchase pursuant to our share repurchase program.

Inflation

Inflation can have a significant impact on our business performance and the homebuilding industry in general. Rising costs of land, transportation costs, utility costs, materials, labor, overhead, administrative costs and interest rates on floating credit facilities can adversely affect our business performance. In addition, rising costs of certain items, such as lumber, can adversely affect the expected profitability of our backlog. Generally, we have been able to recover any increases in costs through increased selling prices. However, there is no assurance we will be able to increase selling prices in the future to cover the effects of inflation in addition to other cost increases.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2018, that our disclosure controls and procedures were effective, and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Our management determined that, as of December 31, 2018, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, except that the information relating to our executive officers is included in Item 1, “Business – Executive Officers” of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.

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

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc. (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 19, 2019).

3.3	Amended and Restated Bylaws (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

3.4

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

3.6

Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed on January 4, 2016).

3.7

Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017).

3.8

Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 19, 2019).

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

10.12

Credit Enhancement and Indemnification Agreement, dated February 17, 2011, by and between Registrant and Christopher  D. Clemente and Gregory V. Benson (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2011).

10.13

Right of First Refusal and First Offer Agreement, dated as of July  12, 2011, between Comstock Homebuilding Companies, Inc. and BridgeCom Development I, LLC (incorporated by reference to an exhibit to the Current Report on Form 8-K filed with the Commission on July  15, 2011).

10.14

Loan agreement, dated as of March  25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.15

Loan agreement, dated as of March  25, 2013, by and between Eagle Commercial Ventures, LLC and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2013).

10.16

Loan agreement, dated as of March  25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March  27, 2013).

10.17

Loan agreement, dated as of March  25, 2013, by and between Eagle Bank and Comstock Redland Road, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March  27, 2013).

10.18

Form of Subscription Agreement, dated March  14, 2013, between Comstock Investors VII, L.C. and Subscriber, with accompanying Schedule A identifying the other Subscription Agreements (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2013).

10.19

Loan agreement, dated as of May  8, 2013, by and between Cardinal Bank and Comstock Yorkshire, L.C. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2013).

10.20

Form of Subscription Agreement, dated December  12, 2013, between Comstock Investors VIII L.C., and [-], with accompanying Schedule A identifying other Subscription (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2014).

10.21

Loan agreement, dated December  30, 2013, between Comstock Hall Road, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2014).

10.22

Guidance Line of Credit and Security Agreement, dated July  15, 2014 between the Registrant and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014).

10.23

Revolving Line of Credit Note, dated July  15, 2014, between the Registrant and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014).

10.24

Revolving Line of Credit Note, dated July  23, 2014, between Comstock Yorkshire, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November  13, 2014).

10.25

Amended and Restated Promissory Note, dated December  18, 2014, between Comstock Holding Companies, Inc. and Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.26

Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.27

Loan agreement, dated December  19, 2014, between Comstock Two Rivers II, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.28

Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer  & Trust Company, LLC dated March 27, 2015 (incorporated by reference to an Exhibit to the current report on Form 8-K filed with the Commission on March 27, 2015).

10.29

Loan agreement, dated February  20, 2015, between Comstock Stone Ridge, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015).

10.30

Loan agreement, dated March  17, 2015, between Comstock Two Rivers I, L.C. and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015).

10.31

Subscription Agreement and Operating Agreement, dated June  26, 2015, between Comstock Investors IX, L.C., and [-], with accompanying Schedule A identifying other Subscription (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2015).

10.32

Note Exchange and Subscription Agreement, dated December  29, 2015, between Comstock Holding Companies, Inc. and Stonehenge Funding, LC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April  4, 2016).

10.33

Revolving Line of Credit Promissory Note, dated December  29, 2015, between Comstock Holding Companies, Inc. and Comstock Growth Fund II, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 4, 2016).

10.34

Form of Subscription Agreement and Operating Agreement dated August  15, 2016, between Comstock Investors X, L.C. and [-], with accompanying Schedule A identifying subscribers (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.35

Form of Warrant issued in connection with private placement by Comstock Investors X, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.36

Land Purchase Agreement, between Comstock Sixth Street, LLC and Thos. Somerville Co. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.37

Membership Interests Agreement, between Comstock Beshers, L.C. and Dresden, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.38

Loan agreement, between Dresden, LLC, Comstock Emerald Farm, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.39

Promissory note, between Comstock Beshers, L.C. and Year 2003 Trust for Descendants, Pleasants Associates Limited Partnership, and CJC, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.40

Loan agreement, between Comstock Powhatan, L.C. and Cardinal Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.41

Purchase and Sale Agreement, dated October  24, 2016, between Comstock Redland Road II, L.C. and Momentum Apartments, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April  17, 2017).

10.42

Operating Agreement, dated October  24, 2016, between Comstock Redland Road III, L.C. and SCG Development Partners, LLC to form Momentum General Partners, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 17, 2017).

10.43

Share Exchange Agreement between Comstock Holding Companies, Inc. and Investor Management, L.C., Christopher Clemente and Teresa A. Schar dated March 22, 2017 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017).

10.44	Loan agreement between Comstock Sixth Street, LLC and Eagle Bank (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2017).

10.45

Series C Repurchase Agreement between the Company and Investor Management, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2017).

10.46

Asset Purchase Agreement, dated July 14, 2017, between CDS Capital Management, L.C., and Monridge Environmental, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2017).

10.47

Amendment to the Operating Agreement, dated October 13, 2017, between Comstock Investors X, L.C. and Comstock Development Services, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2017).

10.48

Form of Warrant, dated October 13, 2017, between Comstock Investors X, L.C. and Comstock Development Services, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2017).

10.49

Master Asset Management Agreement, dated January 2, 2018, between CDS Asset Management, L.C. and Comstock Development Services, LC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2018).

10.50

Third Amended and Restated Promissory Note, dated May 22, 2018, between Comstock Holding Companies, Inc. and Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.51

Second Amended and Restated Operating Agreement of Comstock Growth Fund, L.C., dated May 22, 2018 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.52

Membership Interest Exchange and Subscription Agreement, dated May 23, 2018, between Comstock Holding Companies, Inc., Comstock Growth Fund, L.C., and certain members of Comstock Growth Fund (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.53

Note Exchange and Subscription Agreement, dated May 23, 2018, between Comstock Holding Companies, Inc. and Comstock Growth Fund II, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.54	Comstock Holding Companies, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 22, 2019).+

14.1(2)	Code of Ethics (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

21.1*	List of subsidiaries

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
+	Management contracts or compensatory plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: March 29, 2019	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Christopher Clemente	Chairman of the Board of Directors and	March 29, 2019
Christopher Clemente	Chief Executive Officer (Principal Executive Officer)

/s/ Christopher Guthrie	Chief Financial Officer	March 29, 2019
Christopher Guthrie	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Guernsey	Director	March 29, 2019
David M. Guernsey

/s/ James MacCutcheon	Director	March 29, 2019
James A. MacCutcheon

/s/ Norman Chirite	Director	March 29, 2019
Norman D. Chirite

/s/ Robert Pincus	Director	March 29, 2019
Robert P. Pincus

/s/ Socrates Verses	Director	March 29, 2019
Socrates Verses

/s/ Joseph Squeri	Director	March 29, 2019
Joseph M. Squeri

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Comstock Holding Companies, Inc.

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Holding Companies, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

McLean, Virginia

March 29, 2019

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$5,780	$1,806
Restricted cash	1,231	1,141
Trade receivables	1,329	491
Trade receivables - related parties	2,950	145
Real estate inventories	20,253	44,711
Fixed assets, net	221	309
Goodwill	1,702	1,702
Intangible assets, net	170	237
Other assets, net	1,464	616
TOTAL ASSETS	$35,100	$51,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$7,614	$9,116
Deferred revenue	1,875	—
Notes payable - secured by real estate inventories, net of deferred financing charges	13,432	23,215
Notes payable - due to affiliates, unsecured, net of discount	4,903	14,893
Notes payable - unsecured, net of deferred financing charges	595	1,285
Income taxes payable	51	39
TOTAL LIABILITIES	28,470	48,548
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Series C preferred stock, $0.01 par value, 3,000,000 shares authorized, 2,799,848 and 579,158 shares issued and outstanding with a liquidation preference of $13,999 and $2,896 at December 31, 2018 and 2017, respectively	$7,193	$442
Class A common stock, $0.01 par value, 11,038,071 shares authorized, 3,703,513 and 3,295,518 issued and 3,617,943 and 3,209,948 outstanding at December 31, 2018 and 2017, respectively	37	33
Class B common stock, $0.01 par value, 220,250 shares authorized, issued and outstanding at December 31, 2018 and 2017	2	2
Additional paid-in capital	180,673	177,612
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(194,319)	(189,803)
TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(9,076)	(14,376)
Non-controlling interests	15,706	16,986
TOTAL EQUITY	6,630	2,610
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,100	$51,158

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2018	2017
Revenues
Revenue—homebuilding	$41,245	$43,399
Revenue—asset management	12,473	—
Revenue—real estate services	3,031	2,031
Total revenue	56,749	45,430
Expenses
Cost of sales—homebuilding, excluding impairment charges	42,799	40,585
Cost of sales—asset management	11,291	—
Cost of sales—real estate services	3,090	2,297
Impairment charges	2,232	526
Sales and marketing	1,005	1,490
General and administrative	1,262	5,297
Interest and real estate tax expense	171	41
Operating loss	(5,101)	(4,806)
Other income, net	135	66
Loss before income tax benefit (expense)	(4,966)	(4,740)
Income tax benefit (expense)	920	(38)
Net loss	(4,046)	(4,778)
Net income attributable to non-controlling interests	470	247
Net loss attributable to Comstock Holding Companies, Inc.	(4,516)	(5,025)
Paid-in-kind dividends on Series B Preferred Stock	—	78
Extinguishment of Series B Preferred Stock	—	(1,011)
Net loss attributable to common stockholders	$(4,516)	$(4,092)
Basic loss per share	$(1.22)	$(1.21)
Diluted loss per share	$(1.22)	$(1.21)
Basic weighted average shares outstanding	3,705	3,370
Diluted weighted average shares outstanding	3,705	3,370

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Series B		Series C						Additional			Non-
	Preferred Stock		Preferred Stock		Class A		Class B		paid-in	Treasury	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	deficit	interest	Total
Balance at January 1, 2017	842	$1,280	—	—	3,035	$30	390	$4	$176,251	$(2,662)	$(184,778)	$18,252	$8,377
Stock compensation and issuances	—	—	—	—	90	1	—	—	531	—	—	—	532
Series B conversion to Series C	(858)	(1,304)	772	589	—	—	—	—	715	—	—	—	—
Stock repurchases and issuances	—	—	(193)	(147)	170	2	(170)	(2)	58	—	—	—	(89)
Dividends paid in-kind	16	24	—	—	—	—	—	—	(24)	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	—	81	—	—	4,919	5,000
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	(6,432)	(6,432)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	(5,025)	247	(4,778)
Balance at December 31, 2017	—	$—	579	$442	3,295	$33	220	$2	$177,612	$(2,662)	$(189,803)	$16,986	$2,610
Stock compensation and issuances	—	—	—	—	427	4	—	—	257	—	—	—	261
Accrued Liability settled through issuance of stock	—	—	—	—	—	—	—	—	131	—	—	—	131
Shares withheld related to net share settlement of restricted stock awards	—	—	—	—	(19)	—	—	—	(38)	—	—	—	(38)
Series C preferred stock conversion of CGF I & II	—	—	2,221	6,751	—	—	—	—	2,711	—	—	—	9,462
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	(1,750)	(1,750)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	(4,516)	470	(4,046)
Balance at December 31, 2018	—	$—	2,800	$7,193	3,703	$37	220	$2	$180,673	$(2,662)	$(194,319)	$15,706	$6,630

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,046)	$(4,778)
Adjustment to reconcile net loss to net cash provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	318	1,105
Deferred income tax benefit	(936)	—
Depreciation expense	168	181
Earnings from unconsolidated joint venture, net of distributions	48	30
Stock compensation	234	346
Impairment charges	2,232	526
Changes in operating assets and liabilities:
Trade receivables	(3,643)	271
Real estate inventories	22,399	4,778
Other assets	(935)	787
Accrued interest	(103)	107
Accounts payable and accrued liabilities	504	1,356
Income taxes payable	12	20
Net cash provided by operating activities	16,252	4,729
Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(579)
Purchase of fixed assets	(80)	(54)
Principal received on note receivable	39	37
Net cash used in investing activities	(41)	(596)
Cash flows from financing activities:
Proceeds from notes payable	19,030	23,517
Payments on notes payable	(29,191)	(29,947)
Loan financing costs	(198)	(234)
Distributions to non-controlling interests	(1,750)	(6,432)
Contributions from non-controlling interests	—	5,000
Repurchase of Series C Preferred Stock	—	(89)
Taxes paid related to net share settlement of equity awards	(38)	—
Net cash used in financing activities	(12,147)	(8,185)
Net increase (decrease) in cash and cash equivalents	4,064	(4,052)
Cash, restricted cash, and cash equivalents, beginning of period	2,947	6,999
Cash, restricted cash, and cash equivalents, end of period	$7,011	$2,947
Supplemental cash flow information:
Interest paid, net of interest capitalized	$(190)	$(493)
Income taxes paid	$(8)	$(18)
Supplemental disclosure for non-cash activity:
Business acquisition notes payable	$—	$1,710
Seller's note payable	$—	$115
Accrued liability settled through issuance of stock	$131	$127
Increase in Series B preferred stock value in connection with dividends paid in-kind	$—	$24
Conversion of Class B common stock to Class A common stock	$—	$2
Extinguishment of Series B preferred stock	$—	$1,011
Increase in Series C preferred stock upon conversion of CGF I & II	$6,751	$—
Increase in Additional Paid in Capital upon conversion of CGF I & II	$2,711	$—
Extinguishment of Notes payable - due to affiliates, net of discount	$(10,402)	$—

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

Liquidity Developments

We finance our Asset Management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities and long-term debt. The winding down of on balance sheet Homebuilding activities will require capital to develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. Homebuilding activities will continue to be funded by private equity and debt placements (which has included significant participation from Company insiders), funds derived from various secured and unsecured borrowings to finance construction on acquired land, cash flow from operations, which includes the sale and delivery of constructed homes, finished and raw building lots. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities. See Note 10 in the accompanying consolidated financial statements for more details on our debt and credit facilities and Note 17 in the accompanying consolidated financial statements for details on private placement offerings in 2018 and 2017.

As of December 31, 2018, $1.8 million of the Company’s secured project related notes were set to mature on March 15, 2019. On March 14, 2019 the Company paid in full the secured project related note. As of March 29, 2019, the Company has successfully repaid all obligations with Lenders through March 29, 2019, as more fully described in Note 10 and Note 21. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that if we default on an obligation, all debt with that particular institution could be called into default.

At December 31, 2018, $4.9 million of our notes payable to affiliates were set to mature prior to the end of 2019. These funds were primarily obtained from entities wholly owned by our Chief Executive Officer, and the Company maintains the unilateral ability to extend the maturity dates beyond 2019 as needed. The CEO has historically provided financing in the form of debt and equity to the Company, as needed, through investment vehicles as further described in Notes 10 and 15.

The current performance of our projects has met all required servicing obligations required by the facilities. We are anticipating that with successful resolution of the debt extension discussions with our lenders, current available cash on hand, and additional cash from settlement proceeds at existing and under development communities, the Company will have sufficient financial resources to sustain its operations through the next 12 months. Refer to Note 10 for further discussion regarding extensions and Note 21 for other subsequent events impacting our credit facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies and practices used in the preparation of the consolidated financial statements is as follows:

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments less than 100% owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has control of the entity, in which case the entity would be consolidated. The Company had one joint venture investment accounted for using the equity method as of December 31, 2018 and 2017.

Cash and cash equivalents and restricted cash

Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. At times, the Company may have deposits with institutions in excess of federally insured limits. To date, we have not experienced loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial market. At December 31, 2018 and 2017, the Company had restricted cash of $1.2 million and $1.1 million, respectively, related to restricted purchaser escrow deposits and cash held in escrow as collateral for letters of credit.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions and any other circumstances that may affect fair value including management’s plans for the property. For assets held for development and use, a write-down to estimated fair value is recorded when the net carrying value of the property exceeds its estimated undiscounted future cash flows. Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. These evaluations are made on a property-by-property basis whenever events or changes in circumstances indicate that the net book value may not be recoverable. As of December 31, 2018 and 2017, the Company did not have any development projects considered to be held for sale.

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

The following table is a summary of interest and real estate taxes incurred, capitalized and expensed for units settled:

	Twelve Months Ended December 31,
	2018	2017
Total interest incurred and capitalized	$2,415	$4,223
Total real estate taxes incurred and capitalized	306	354
Total interest and real estate taxes incurred and capitalized	$2,721	$4,577
Interest expensed as a component of cost of sales	$3,299	$2,604
Real estate taxes expensed as a component of cost of sales	340	267
Interest and real estate taxes expensed as a component of cost of sales	$3,639	$2,871

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

The following is a breakdown of the interest and real estate taxes expensed in the consolidated statement of operations for the periods presented:

	Twelve Months Ended December 31,
	2018	2017
Interest incurred and expensed from entity level borrowings	$97	$—
Interest incurred and expensed for inactive projects	61	41
Real estate taxes incurred and expensed for inactive projects	13	—
	$171	$41

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business acquisition. Following an acquisition, we perform an analysis to value the acquired company’s tangible and identifiable intangible assets and liabilities. With respect to identifiable intangible assets, we consider backlog, non-compete agreements, client relationships, trade names, patents and other assets. We amortize our intangible assets based on the period over which the contractual or economic benefits of the intangible assets are expected to be realized. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

We perform our annual goodwill impairment review during our fiscal fourth quarter. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, significant or unusual changes in market capitalization, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

When assessing goodwill for impairment, the Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or the Company elects to bypass such assessment, the Company then determines the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the Company's discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital built up from various interest rate components applicable to the Company. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference

Warranty reserve

Warranty reserves for units settled are established to cover potential costs for materials and labor with regard to warranty-type claims expected to arise during the typical one-year warranty period provided by the Company or within the two-year statutorily mandated structural warranty period for condominiums. Because the Company typically subcontracts its homebuilding work, subcontractors are required to provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work. Claims relating to workmanship and materials are generally the primary responsibility of the subcontractors and product manufacturers. The warranty reserve is established at the time of closing and is calculated based upon historical warranty cost experience and current business factors. This reserve is an estimate and actual warranty costs could vary from these estimates. Variables used in the calculation of the reserve, as well as the adequacy of the reserve based on the number of homes still under warranty, are reviewed on a periodic basis. Warranty claims are directly charged to the reserve as they arise. The following table is a summary of warranty reserve activity, which is included in accounts payable and accrued liabilities:

	Years ended December 31,
	2018	2017
Balance at beginning of period	$258	$287
Additions	108	178
Releases and/or charges incurred	(171)	(207)
Balance at end of period	$195	$258

Contract Liabilities

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

Contract liabilities consisted of the following:

	Years ended December 31,
	2018	2017
Contract Liabilities: Customer Deposits and Deferred Revenue
Homebuilding - Customer Deposits	$1,189	$575
Asset Management - Deferred revenue	1,875	—
Total Contract Liabilities	$3,064	$575

Deferred Revenue – Asset Management relate to the AMA executed on March 30, 2018 and effective January 2, 2018. See Note 16 – Related Party Transactions for details regarding this transaction.

The Company’s other contract liabilities, that consist of deposits received from customers (“Customer deposits”) on homes not settled, were $1.2 million and $0.6 million as of December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the Company recognized in revenue approximately $0.5 million of the customer deposits held as of December 31, 2017.

Customer deposits are also included in Note 9 – Accounts Payable and Accrued Liabilities.

Revenue recognition

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

The following table presents the Company’s sales from contracts with customers disaggregated by categories which best represents how the nature, amount, timing and uncertainty of sales are affected by economic factors.

	Years ended December 31,
	2018	2017
Revenue by customer
Individual customers	$41,245	$43,399
Related party	12,900	—
Commercial	2,604	2,031
Total Revenue by Customer	$56,749	$45,430
Revenue by contract type
Fixed-price	$42,386	$43,399
Cost-plus	12,040	—
Time and Material	2,323	2,031
Total Revenue by contract type	$56,749	$45,430

Revenue and related profits or losses from homebuilding contracts include the sale of residential properties and units, finished lots and land sales is recognized on the settlement date at the contract sales price, when control is transferred to our customers. These contracts meet the criteria for recognizing revenue at a point in time. As such, these revenues are disaggregated in ‘Individual customers’ and ‘Fixed-price’ in the tables above.

Under the recently executed AMA and most of the Company’s real estate services contracts, performance obligations are satisfied over time. For performance obligations satisfied over time, the objective is to measure progress in a manner which depicts the performance of transferring control to the customer. As such, the Company recognizes revenue over time using the “right-to-invoice” cost-to-cost revenue recognition model, which includes cost-plus and fixed-prices contracts, as this depicts when control of the promised goods and/or services are transferred to the customer. Sales are recognized as the ratio of actual costs of work performed to the estimated costs at completion of the performance obligation (cost-to-cost). As such, these revenues are disaggregated in ‘Related party’ and ‘Commercial’ customers, and ‘Cost-plus’ and ‘Fixed-price’ in the tables above.

Other revenue earned from management, consulting and administrative support services provided, which may or may not be covered by a formal contract, are generally time and material based. Revenue from these contracts is recognized as the services are provided. As such, these revenues are disaggregated in ‘Commercial’ and ‘Time and Material’ in the tables above.

Advertising costs

The total amount of advertising costs charged to operations for the year ended December 31, 2018 was $130, of which $129 was charged to sales and marketing and $1 was charged to general and administrative expenses. The total amount of advertising costs charged to operations for the year ended December 31, 2017 was $568, of which $560 was charged to sales and marketing and $8 was charged to general and administrative expenses.

Stock compensation

As discussed in Note 14, the Company sponsors stock option plans and restricted stock award plans. The Company accounts for its share-based awards pursuant to Accounting Standards Codification (“ASC”) 718, Share Based Payments . ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the service period based on their fair values at the date of grant. For the year ended December 31, 2018, total stock based compensation cost was $257 of which $234 was charged to expenses within ‘general and administrative’ and ‘cost of sales-real estate services’ in the consolidated statement of operations, and $23 was capitalized to ‘Real estate inventories’. For the year ended December 31, 2017, total stock based compensation cost was $405 of which $346 was charged to expenses within ‘general and administrative’ and ‘cost of sales-real estate services’ in the consolidated statement of operations, and $59 was capitalized to ‘Real estate inventories’.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes . Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We provide a valuation allowance when we consider it “more likely than not” (greater than a 50% probability) that a deferred income tax asset will not be fully recovered. Adjustments to the valuation allowance are a component of the deferred income tax expense or benefit in the consolidated statement of operations.

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

Loss per share

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the years ended December 31, 2018 and 2017 are presented on the consolidated statement of operations. Restricted stock awards, stock options and warrants for the years ended December 31, 2018 and 2017 are included in the diluted loss per share calculation using the treasury stock method and average market prices during the periods, unless the restricted stock award, stock options and warrants would be anti-dilutive.

As a result of the net losses for the years ended December 31, 2018 and 2017, diluted net loss per share excludes the effects of 450 and 400 warrants, respectively; stock options of 441 and 489, respectively; and 138 and 243 restricted stock awards, respectively.

Comprehensive income (loss)

For the years ended December 31, 2018 and 2017, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the consolidated financial statements.

Segment reporting

During 2018, we revised our business strategy and transitioned our business operations to three operating segments: Homebuilding, Asset Management and Real Estate Services. Prior to this transition we operated our business through three segments: Homebuilding, Multi-family and Real Estate Services. We are focused on the Washington, D.C. market.

In our Homebuilding segment, we develop properties with the intent to sell as fee-simple properties or condominiums to individual buyers or to private or institutional investors.

In our Asset Management segment, we manage projects ranging from approximately 100-500 residential units in locations that are supply constrained with demonstrated demand for stabilized assets. We also provide development and asset management services to a wide range of real estate assets and businesses that include apartments, hotels, office buildings, leased lands, retail stores, mixed-use developments, and urban developments.

In our Real Estate Services segment we provide services in all aspects of real estate including strategic planning, land development, entitlement, sales and marketing, workout and turnaround strategies, financing and general construction.

The following disclosure includes the Company’s three reportable segments of Homebuilding, Asset Management and Real Estate Services. Each of these segments operates within the Company’s single Washington, D.C. reportable geographic segment.

	Asset Management	Real Estate Services	Homebuilding	Total
Twelve Months Ended December 31, 2018
Gross revenue	$12,473	$3,031	$41,245	$56,749
Gross profit, excluding impairment charges	1,182	(59)	(1,554)	(431)
Net (loss) income	1,187	(849)	(5,304)	(4,966)
Total assets	2,882	3,242	28,976	35,100
Depreciation, amortization, and stock based compensation	159	221	17	397
Interest expense	—	97	74	171
		Real Estate Services	Homebuilding	Total
Twelve Months Ended December 31, 2017
Gross revenue		$2,031	$43,399	$45,430
Gross profit		(268)	2,814	$2,546
Net (loss) income		(430)	(4,348)	$(4,778)
Total assets		3,684	47,474	$51,158
Depreciation, amortization, and stock based compensation		177	409	$586
Interest expense		41	—	$41

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

Reclassifications

Reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. For the years ended December 31, 2018 and 2017, we reclassified restricted cash into the “cash, restricted cash, and cash equivalents” balance on the Consolidated Statements of Cash Flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"), to increase transparency and comparability among organizations' accounting for leases. The guidance requires a company to recognize right-of-

use assets and lease liabilities on the balance sheet, as well as to disclose key quantitative and qualitative information about leasing arrangements. This guidance is effective on a modified retrospective basis for reporting periods beginning after December 15, 2018, with early adoption permitted. As permitted by the guidance, the Company will elect to retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. Furthermore, the Company will not have to reassess contracts entered into prior to the adoption date for the existence of a lease. The Company will also elect not to restate prior periods for the impact of the adoption of the new standard and will instead recognize a cumulative-effect adjustment to beginning retained earnings as of January 1, 2019 for any prior period income statement effects identified.

The Company has been assessing the changes required to support the adoption of the new standard, as well as the quantitative impact this guidance will have on its financial statements and related disclosures. As a result, the Company expects this standard will result in no material recognition of Right of Use Assets or Lease Liabilities on its consolidated balance sheet, as a result of existing office leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which creates a new framework to evaluate financial instruments, such as trade receivables, for expected credit losses. This new framework replaces the existing incurred loss approach and is expected to result in more timely recognition of credit losses. ASU No. 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is not until years beginning after December 15, 2018. We are evaluating the effect this guidance will have on our financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows , including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows , including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both ASU 2016-15 and ASU 2016-18 became effective for the Company’s fiscal year beginning January 1, 2018. The adoption of ASU 2016-15 modified the Company’s disclosures, resulting in a reclassification of $1.1 million of restricted cash for the year ended December 31, 2017 to be included in cash within the consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The standard requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. The adoption of ASU 2017-01on January 1, 2018 did not have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test and replaces the qualitative assessment. Impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. Under this revised guidance, failing Step 1 will always result in a goodwill impairment. The amendments in this update should be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company early adopted this guidance during the fourth quarter of 2018 and the early adoption did not have a material impact on the Company’s consolidated financial statements.

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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). The Tax Cuts and Jobs Act (the “Act”) changes existing United States tax law and includes numerous provisions that will affect businesses. The Act, for instance, introduces changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. ASC Topic 740 provides accounting and disclosure guidance regarding the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. In accordance with SEC Staff Accounting Bulletin (SAB) 118, entities that elect to record provisional amounts must base them on reasonable estimates and may adjust those amounts for a period of up to a year after the December 22, 2017 enactment date. The amendments of ASU 2018-05 did not have a material effect on our consolidated financial statements.

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

Other accounting pronouncements issued or effective during the year ended December 31, 2018 are not applicable to us or are not anticipated to have a material effect on our consolidated financial statements.

3. TRADE RECEIVABLES & TRADE RECEIVABLES – RELATED PARTIES

Trade receivables include amounts due from real estate services, asset management, commercial development, home sales transactions and amounts due from related parties with whom we have service arrangements. There is no allowance for doubtful accounts recorded.

	December 31, 2018	December 31, 2017
Trade	$804	$432
Due from Settlement Attorneys	441	—
Other	84	59
	$1,329	$491

As of December 31, 2018 and 2017, the Company had $3.0 million and $.1 million, respectively, of receivables from related parties, primarily related to initial AMA.

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

If the project is considered held for sale, it is valued at the lower of cost or fair value less estimated selling costs. The evaluation takes into consideration the current status of the property, carrying costs, costs of disposition, various restrictions and any other circumstances that may affect fair value including management’s plans for the property. At December 31, 2018 and 2017, the Company had no projects classified as held for sale.

During 2018 and 2017, as a result of our impairment analysis, the Company wrote off $2.2 million and $0.5 million, respectively, in feasibility, site securing, predevelopment, design, carry costs and related costs for certain of our communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and changes in market conditions.

After impairments and write-offs, real estate held for development and sale consists of the following:

	December 31, 2018	December 31, 2017
Land and land development costs	$9,741	$24,304
Cost of construction (including capitalized interest and real estate taxes)	10,512	20,407
	$20,253	$44,711

5. FIXED ASSETS, NET

Fixed assets consist of the following:

	December 31, 2018	December 31, 2017
Computer equipment and capitalized software	$767	$731
Furniture and fixtures	56	51
Office equipment	209	209
Vehicles	88	42
	1,120	1,033
Less : accumulated depreciation	(899)	(724)
	$221	$309

Depreciation expense, included in ‘general and administrative’ in the accompanying consolidated statements of operations, amounted to $81 and $178 for the years ended December 31, 2018 and 2017, respectively.

6. NOTE RECEIVABLE

The Company originated a note receivable to a third party in the amount of $180 during 2014. This note has a maturity date of September 2, 2019 and is payable in monthly installments of principal and interest. The note bears a fixed interest rate of 6% per annum. As of December 31, 2018 and 2017, the outstanding balance of the note was $27 and $66, respectively, and was included within ‘Other assets’ in the accompanying consolidated balance sheets, the interest income of $3 and $5 for the years ended December 31, 2018 and 2017, respectively, was included in ‘Other income, net’ in the consolidated statements of operations.

7. GOODWILL AND INTANGIBLES

On July 17, 2017, JK Environmental Services, LLC, (“JK”) an entity wholly owned by CDS Capital Management, L.C., a subsidiary of the Company, purchased all of the business assets of Monridge Environmental, LLC for $2.3 million. JK has its principal office located in Conshohocken, Pennsylvania, and operates in Maryland, Pennsylvania, New Jersey, and Delaware. JK operates as an environmental services company, providing consulting, remediation, and other environmental services.

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

Intangible assets include customer relationships which has an amortization period of four years. During the years ended December 31, 2018 and 2017, $67,000 and $31,000 of intangible asset amortization, respectively, was recorded in General and Administrative expense on the Consolidated Statement of Operations.

December 31, 2018
Intangibles	$268

Less : accumulated amortization	(98)
$170

As of December 31, 2018, the future estimated amortization expense related to these intangible assets was:

Amortization Expense
2019	$67
2020	67
2021	36
Total	$170

8. OTHER ASSETS, NET

Other assets, net consist of the following:

	December 31, 2018	December 31, 2017
Bonds and escrow deposits	$1,100	$381
Prepaid Insurance	60	46
Other	304	189
	$1,464	$616

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2018	December 31, 2017
Trade and accrued payables	$4,727	$8,240
Accrued wages and commissions	1,396	39
Customer deposits	1,189	575
Warranty	195	258
Other	107	4
	$7,614	$9,116

10. DEBT

Notes payable consisted of the following:

	December 31, 2018	December 31, 2017
Construction revolvers	$2,220	$7,237
Development and acquisition notes	10,290	9,533
Mezzanine notes	—	3,253
Line of credit	13	2,123
Secured-other	909	1,069
Total secured notes	13,432	23,215
Unsecured financing, net of unamortized deferred financing charges of $0 and $55	595	1,285
Notes payable, unsecured, net of $0.8 and $2.0 million discount and unamortized deferred financing charges, respectively	4,903	14,893
Total notes payable	$18,930	$39,393

As of December 31, 2018, maturities of our borrowings, net of discounts and unamortized deferred financing costs, are as follows:

2019	$6,664
2020	6,312
2021	4,437
2022	1,483
2023 and thereafter	34
Total	$18,930

See Note 21 for further discussion on repayments subsequent to December 31, 2018.

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

The Company had $2.2 million and $7.3 million of outstanding secured construction borrowings as of December 31, 2018 and 2017, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At December 31, 2018 and 2017, the weighted average interest rate on the Company’s outstanding construction revolving facility was 5.7% and 4.7%, respectively. The secured debt facilities have maturity dates ranging from March 15, 2020 to July 31, 2020, including extensions subject to certain conditions.

As of December 31, 2018 and 2017, the Company had approximately $10.3 million and $9.5 million, respectively, of aggregate acquisition and development loans outstanding  The acquisition and development loans have maturity dates ranging from March 15, 2019 to July 25, 2021, including auto extension subject to certain conditions and bear interest at a rate based on LIBOR and Prime Rate pricing options, with interest rate floors ranging from 4.25% to 5.5%. As of December 31, 2018 and 2017, the weighted average interest rates were 6.6% per annum and 7.1% per annum, respectively.

During 2018, the Company had a mezzanine loan that is being used to finance the development of the Momentum | Shady Grove Metro project. This mezzanine loan was paid in full prior to June 30, 2018. The maximum principal commitment amount of this loan was $1.1 million, of which $1.2 million of principal and accrued interest was outstanding at December 31, 2017. This financing carried an annual interest rate of 12% of which 6% is paid on a monthly basis with the remaining 6% being accrued and paid at maturity.

During 2018, the Company also had a mezzanine loan that was being used to finance the development of finished lots at its Richmond Station project located in Prince William County, Virginia. This mezzanine loan was paid in full prior to September 30, 2018. The maximum principal commitment amount of this loan was $2.0 million, of which $2.0 million of principal and accrued interest was outstanding at December 31, 2017. This financing carried an annual interest rate of 12% annually.

Line of credit – secured

During 2018, the Company utilized a secured revolving line of credit with a maximum capacity of $3.0 million, which was paid in full prior to September 30, 2018. As of December 31, 2017, $2.1 million was outstanding under this revolving line of credit. This line of credit was secured by the first priority security interest in the Company’s wholly owned subsidiaries in the Washington, D.C. metropolitan area and guaranteed by our Chief Executive Officer. The Company used this line of credit to finance the predevelopment related expenses and deposits for current and future projects and carried a variable interest rate tied to a one-month LIBOR plus 3.25% per annum, with an interest rate floor of 5.0%. At December 31, 2017, the interest rate was 5.00%. This line of credit also called for the Company to adhere to financial covenants such as minimum net worth and minimum liquidity, measured quarterly and minimum EBITDA, as defined in the agreement, measured on a twelve-month basis.

Additionally, during 2018, the Company opened a secured line of credit, with a maximum capacity of $0.2 million. Interest charged on this line of credit is based on the prime rate plus 2.50%. As of December 31, 2018, there was $13 thousand of principal and interest outstanding on this line of credit, and the interest rate was 6.75%.

Secured – other

As of December 31, 2018 and 2017, the Company had one secured loan related to Comstock Environmental. The loan was used to finance the acquisition of Comstock Environmental, and carries a fixed interest rate of 6.5%, and has a maturity date of October 17, 2022. At December 31, 2018 and 2017, this financing had an outstanding balance of $0.9 million and $1.1 million, respectively. This financing is secured by the assets of Comstock Environmental and is guaranteed by our Chief Executive Officer.

Unsecured notes

During 2018 the Company the company paid in full a 10-year unsecured note with a bank. At December 31, 2017, the Company had $0.6 million outstanding. Interest was charged on this financing at LIBOR plus 2.2%. At December 31, 2017, the interest rate was 3.6%.

As of December 31, 2018 and December 31, 2017, the Company had one unsecured seller-financed promissory note with an outstanding balance of $0.6 million. This financing carries an annual interest rate of LIBOR plus 3% and has a maturity date of July 17, 2022. At December 31, 2018 and 2017, the interest rate was 6.0% and 4.6%, respectively. Additionally, as of December 31, 2017, the Company had another unsecured seller financed promissory note, which was paid in full prior to September 30, 2018. As of December 31, 2017, $0.1 million was outstanding. This financing carried an annual interest rate of the prime rate plus 5%. At December 31, 2017, the interest rate was 9.5%.

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

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three-year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, the Company entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Development Services, LLC (“CDS”), a Company wholly owned by our Chief Executive Officer. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the Comstock Growth Fund promissory note. Concurrently, the face amount of the CGF Note was reduced to $5.7 million as of the Effective Date. The loan bears interest at a fixed rate of 10% per annum. Interest payments will be made monthly in arrears. There is a principal curtailment requirement of 10% annually based on the average outstanding balance for the prior year. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $4.9 million and $11.3 million of outstanding borrowings and accrued interest under the CGF loan, net of discounts, as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017 the interest rate was 10.0% and 11.9% per annum, respectively. The maturity date for the CGF loan is April 16, 2019.

During the years ended December 31, 2018 and 2017, the Company made interest payments of $0.6 million and $1.6 million, respectively.

During the year ended December 31, 2018 the Company did not make principal payments to CGF. During the year ended December 31, 2017, the Company made principal payments to CGF of $1.5 million.

Comstock Growth Fund II

On December 29, 2015, the Company entered into a revolving line of credit promissory note with Comstock Growth Fund II (“CGF II”) whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two-year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. Effective December 31, 2017, the CGF II loan was extended one year to December 31, 2018. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Note Exchange and Subscription Agreement (the “Note Exchange Agreement”) in which a note (“CGF2 Note”) with an outstanding principal and accrued interest balance of $3.7 million was exchanged for 738,390 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Growth Fund II, L.C. (“CGF2”), a Company wholly owned by our Chief Executive Officer. The CGF2 Note was cancelled in its entirety effective as of the Effective Date. As a result of the conversion of the CGF & CGF2 notes, the Company recognized a gain of $3.7 million, which was recorded in ‘Additional paid-in capital’ in the consolidated balance sheet net of an income tax benefit of $0.9 million which was recorded in the consolidated statement of operations for the year ended December 31, 2018. Refer to Note 12 – Fair Value Disclosures for further information regarding the assumptions and methods utilized in determining the fair value of the Preferred Stock issued. As of December 31, 2017, $3.6 million was outstanding in principal and accrued interest under the CGF II loan.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts entered into with certain third parties, primarily local governmental authorities, to meet certain performance criteria as outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At December 31, 2018 and 2017, the Company had issued $1.1 million and $1.1 million, respectively, in letters of credit. At December 31, 2018 and 2017, the Company had $8.2 million and $4.0 million in performance and payment bonds, respectively, outstanding to third parties. No amounts have been drawn against these letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of December 31, 2018 and 2017, we had approximately $1.0 million in these escrow accounts, which are included in ‘Restricted cash’ in the consolidated balance sheets.

12. FAIR VALUE DISCLOSURES

ASC 820, Fair Value Measurement , establishes a framework for measuring fair value, expands disclosures regarding fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. The three measurement input levels for determining fair value are as follows

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

	December 31, 2018	December 31, 2017
Carrying amount	$18,930	$39,393
Fair value	$18,608	$38,899

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

In connection with the CGF I & II conversions discussed in Note 10 – Debt and Note 16 – Related Party Transactions, we issued 2,220,690 shares of Series C Non-Convertible Preferred Stock with a liquidation preference of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Company recorded these shares based on the fair value calculation on the effective date of the agreement. The Company used various assumptions and level 3 inputs such as current market condition and financial position in calculating the fair value of the Series C Preferred Stock by back solving from the Company’s equity value using the option pricing and the probability-weighted expected return models, adjusted for marketability of the Series C Preferred Stock.

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

During 2018 and 2017, as a result of our impairment analysis, the Company wrote off $2.2 million and $0.5 million, respectively, in feasibility, site securing, predevelopment, design, carry costs and related costs for certain of our communities in the Washington, D.C. metropolitan area due to unsuccessful negotiations and market conditions.

13. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”). Eligible participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. The Company matches 100% of the employee’s contribution, up to 3% of each participant’s gross salary and 50% of the employee’s contribution above 3% not exceeding 5% of the participant’s gross salary, per pay period. Safe Harbor Matching Contributions made by the Company are 100% vested immediately. The total amount matched during the years ended December 31, 2018 and 2017 was $38 and $35, respectively.

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

The Plan authorized 1.0 million shares of our Class A Common Stock with an automatic annual increase on January 1 of each successive year of the lesser of (i) 3% of the Class A common stock outstanding or (ii) 107 shares. As of December 31, 2018 and 2017, there were 0.06 million and 0.4 million shares, respectively, available for issuance under the Plan (as amended).

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Expected volatilities are calculated based on our historical trading activities. We estimate forfeitures using a weighted average historical forfeiture rate. We recognize forfeitures as they occur. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the simplified method which assumes that the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by ASC 718, Stock Compensation .

The following table summarizes the assumptions used to calculate the fair value of options during 2018 and 2017.

	2018	2017
Weighted average fair value of options granted	$1.80	$1.20
Dividend yields	—	—
Expected volatility	72.21%-83.47%	70.60%-79.40%
Weighted average expected volatility	81.76%	72.73%
Risk free interest rates	2.74%	2.15%
Weighted average expected term (in years)	6	6

The following table summarizes information about stock option activity:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	112	$8.16
Granted	345	1.89
Exercised	—	—
Forfeited or Expired	(21)	7.06
Outstanding at December 31, 2017	436	$3.25	8.50	—
Granted	84	2.90
Exercised	—	—
Forfeited or Expired	(102)	2.28
Outstanding at December 31, 2018	418	$3.42	7.67	$9
Exercisable at December 31, 2018	179	$5.10	6.18	$2

As of December 31, 2018 and 2017, the weighted-average remaining contractual term of unexercised stock options was 7.7 years and 8.5 years, respectively.

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted nonvested at January 1, 2017	20	$1.89
Granted	245	2.13
Vested	(22)	1.88
Forfeited or Expired	—	—
Outstanding at December 31, 2017	243	$2.16
Granted	—	—
Vested	(68)	2.13
Forfeited or Expired	(37)	2.11
Nonvested at December 31, 2018	138	$2.18

As of December 31, 2018 and 2017, there was $0.3 million and $0.6 million, respectively, of unrecognized compensation cost related to stock options and restricted stock issuances granted under the Plan. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

In November 2014, our board of directors approved a share repurchase program authorizing the Company to repurchase up to 429 thousand shares of our Class A common stock in one or more open market or privately negotiated transactions depending on market price and other factors.

At December 31, 2018 and 2017, 404 thousand shares of our Class A common stock remain available for repurchase pursuant to our share repurchase agreement.

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

Consolidated Real Estate Inventories

Included within the Company’s real estate inventories at December 31, 2018 and 2017 are several projects that are determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of its majority voting and complete operational control of the entities.

On August 23, 2012, the Company formed New Hampshire Ave. Ventures, LLC, a joint venture of its subsidiary, Comstock Ventures XVI, L.C, and 6000 New Hampshire Avenue, LLC, for the purpose of acquiring, developing and constructing a 111-unit project (the “NHA Project”) in Washington, D.C. The Company evaluated the joint venture and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The Company determined that it was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and obligation to absorb losses, or receive benefits. The Company contributed its ownership interest in Comstock Ventures XVI, L.C. to Comstock Investors VII, L.C. (“Comstock VII”) on March 13, 2013. During 2018 and 2017, New Hampshire Ave. Ventures, LLC did not make any distributions to its non-controlling interest member, 6000 New Hampshire Avenue, LLC.

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). In connection with the Comstock VIII Private Placement, the Company issued 15 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131 thousand. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Operating Officer and the former Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. In January 2017, the Company fully redeemed the remaining equity interest of Class B Members in Comstock VIII after paying $1.9 million in distributions.

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

In August 2016, Comstock Investors X, L.C. (“Comstock X”) entered into a subscription agreement with an accredited investor (“Comstock X Class B Member”), pursuant to which the Comstock X Class B Member purchased membership interests in Comstock X for an initial amount of $5.0 million, which is part of an aggregate capital raise of $14.5 million (the “Comstock X Private Placement”). The Comstock X Class B Member is Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, our Chief Executive Officer. In October 2016, the Comstock X Class B Member purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million. In connection with the Comstock X Private Placement, the Company issued a total of 150 warrants for the purchase of shares of the Company’s Class A common stock, having an aggregate fair value of $258. The Comstock X Member is entitled to a cumulative, preferred return of 6% per annum, compounded annually on the capital account balance. The Company has the right to repurchase the interest of the Comstock X Class B Member at any time, provided that (i) all of the Comstock X Class B Members’ interest is acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock X Class B Members’ capital account plus accrued priority return. In October 2017, the Operating Agreement for Comstock X was amended to increase the maximum capital raise to $19.5 million. Additionally, in October 2017, Comstock X received proceeds of $5.0 million under the amended Operating Agreement to be used for the planned construction of the Company’s Totten Mews, Towns at 1333, Richmond Station, and Marwood East projects. As part of this additional contribution, 50,000 warrants for the purchase of the Company’s Class A common stock, having an aggregate fair value of $258. The Company evaluated Comstock X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits. Accordingly, the Company consolidates this entity. During 2018 and 2017, the Company distributed $1.8 million and $1.0 million, respectively, to its non-controlling interest member.

At December 31, 2018 and December 31, 2017, the distributions and contributions for the VIEs discussed above are included within the ‘non-controlling interest’ classification in the consolidated statement of changes in stockholder’s equity.

At December 31, 2018 and December 31, 2017, total assets of these VIEs were approximately $19.3 million and $30.6 million, respectively, and total liabilities were approximately $12.6 million and $15.9 million, respectively. The classification of these assets is primarily within ‘real estate inventories’ and the classification of liabilities are primarily within ‘notes payable – secured by real estate inventories’ and ‘accounts payable and accrued liabilities’ in the consolidated balance sheets.

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

The Company does not share in an allocation of either the profit earned or loss incurred by any of these entities with which the Company has fixed price purchase agreements. The Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit as described above, a variable interest entity is created under the provisions of ASC 810-10, Consolidation . This is because the Company has been deemed to have provided subordinated financial support, which creates a variable interest which limits the equity holder’s returns and may absorb some or all of an entity’s expected theoretical losses if they occur. The Company, therefore, examines the entities with which it has fixed price purchase agreements for possible consolidation by the Company under the provision of ASC 810-10. The Company does not have any contractual or ownership interests in the entities with which it contracts to buy the land. The Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs, including the power to site plan and engineer the developments, finance the parcels under option contract, and develop the raw parcels under option contract into finished lots. The third party retains these rights under the fixed purchase price agreements until title is transferred to the Company upon settlement of the transaction, or a portion of the transactions as defined. Therefore, the Company has not consolidated these VIEs in the consolidated balance sheets. As of December 31, 2018 and 2017, the Company did not have any outstanding land purchase options.

16. RELATED PARTY TRANSACTIONS

Lease for Corporate Headquarters

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our CEO. Future minimum lease payments under this lease, which expires on September 30, 2019, is $0.4 million.

For each of the years ended December 31, 2018 and 2017, total rental payments made were $0.4 million and $0.2 million, respectively. Rent expense for the years ended December 31, 2018 and 2017 was $0.4 million and $0.2 million, respectively.

Asset Management Agreement

On March 30, 2018, CDS Asset Management, L.C. (“CAM”), an entity wholly owned by the Company, entered into a master asset management agreement (the “AMA”) with Comstock Development Services LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of the Company. The effective date of this Agreement is January 2, 2018. Pursuant to the AMA, CDS has engaged CAM to manage and administer the CDS’ commercial real estate portfolio and the day to-day operations of CDS and each property-owning subsidiary of CDS. Pursuant to the terms of the AMA, CAM will provide investment advisory, development and asset management services necessary to build out, stabilize and manage certain assets.

Pursuant to the AMA, CDS will pay CAM an annual cost-plus fee (the “Annual Fee”) in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to the Comstock Real Estate Portfolio pursuant to the AMA, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000. During the year ended December 31, 2018, the Company recorded revenue of $12.0 million which is included in ‘Revenue-asset management’ in the consolidated statement of operations).

Private Placements and Promissory Notes

On December 29, 2015, the Company and Stonehenge Funding, L.C. (“Stonehenge”), an entity wholly owned by our Chief Executive Officer, entered into a Note Exchange and Subscription Agreement pursuant to which the note in the original principal amount of $4.5 million issued to the Company by Stonehenge was cancelled in its entirety and exchanged for 772,210 shares of the Company’s Series B Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share (the “Series B Preferred Stock”). The number of shares of Series B Preferred Stock received by Stonehenge in exchange for the note represented the principal amount outstanding plus accrued interest under the note as of December 29, 2015, which was $3.9 million. The holders of Series B Preferred Stock earned dividends at a rate of 8.75% per annum accruing from the effective date of the Note Exchange and Subscription Agreement.

On December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company, was created for the purpose of extending loans to the Company. CGF II entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”). Also on December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two-year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. On December 29, 2017, the CGF II loan was extended one year to December 31, 2018. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Note Exchange and Subscription Agreement (the “Note Exchange Agreement”) in which a note (“CGF2 Note”) with an outstanding principal and accrued interest balance of $3.7 million was exchanged for 738,390 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Growth Fund II, L.C. (“CGF2”), a Company wholly owned by our Chief Executive Officer. The CGF2 Note was cancelled in its entirety effective as of the Effective Date. As a result of the conversion of CGF & CGF2 notes, the Company recognized a gain of $3.7 million, which was recorded in ‘Additional paid-in capital’ in the consolidated balance sheet and an income tax benefit of $0.5 million, which was recorded in the consolidated statement of operations for the three and nine months ended September 30, 2018. As of December 31, 2017, $3.6 million was outstanding in principal and accrued interest under the CGF II loan (Note 10).

See Note 15 for a summary of the Comstock VII Private Placement and the Comstock VIII Private Placement which involved certain of our officers and directors and Note 10 to the consolidated financial statements for further description of the CGF Private Placement and the CGF II Private Placement.

See Note 15 for a summary of the Comstock X Private Placement which involved a wholly owned entity of the Chief Executive Officer of the Company

Share Exchange Agreement

On March 22, 2017, the Company entered into a Share Exchange Agreement with the holders of the Company’s Series B Preferred Stock pursuant to which the Company exchanged 858,210 shares of the Company’s Series B Preferred Stock for 772,210 shares of the Company’s newly created Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Series B Preferred Stock, together with all accrued dividends earned through the conversion date, was retired upon re-acquisition and the fair value of the Series C Preferred Stock is recorded in ‘Stockholders’ equity’ in the accompanying consolidated balance sheets. The difference in fair value from the extinguishment of the Series B Preferred Stock and issuance of the Series C Preferred Stock of $1,011 was recorded in the accompanying consolidated statement of operations.  For the year ended December 31, 2017, 15,663 shares of the Series B Preferred Stock, with a liquidation value of $78 thousand, were paid-in-kind, and were retired in the conversion.

Services Agreement

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by the Chief Executive Officer, to provide services related to real estate development and improvements, legal, accounting, marketing, information technology and additional support services. For the years ended December 31, 2018 and 2017, the Company billed Comstock Asset Management, L.C. $0.12 million and $1.1 million, respectively, for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – asset management’ within the accompanying consolidated statements of operations. As of December 31, 2018 and 2017, the Company was owed $0 thousand and $145 thousand, respectively, under this contract, which is included in ‘Trade receivables’ in the accompanying consolidated balance sheets

17. WARRANTS

As part of the Comstock VII Private Placement discussed in Note 15, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock VII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests in the offering that equaled or exceeded an initial investment amount of $250 thousand. The warrants represent the right to purchase an aggregate amount of up to 16 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to March 14, 2023.

In addition, as part of the Comstock VIII Private Placement discussed in Note 15, the Company issued warrants to purchase shares of the Company’s Class A common stock to the Comstock VIII Class B Members who are not officers, directors or affiliates of the Company and who purchased membership interests that equaled or exceeded an initial investment amount of $250 thousand. The warrants represent the right to purchase an aggregate amount of up to 15 shares of the Company’s Class A common stock. The warrants have an initial exercise price which is equal to the average of the closing price of the Company’s Class A common stock of the 20 trading days preceding the issuance of the warrants. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to December 12, 2023.

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

As discussed in Note 10, as part of the CGF Private Placement, depending upon the investment amount, purchasers of interests in CGF other than CDS received warrants that represent the right to purchase a certain number of shares of the Company’s Class A common stock. For purchasers who are not affiliates or insiders, the warrants have initial exercise prices ranging from $4.91 to $7.63. The exercise prices of the warrants to affiliates and insiders range from $7.30 to $7.63. The warrants contain a cashless exercise provision. In the event a purchaser exercises the warrant on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time within ten years from the date of issuance. As of December 31, 2018, the warrants represent the right to purchase an aggregate amount of up to 76 shares of our Class A common stock.

In connection with entering into the SunBridge (“BridgeCom”) loan agreement in 2011, the Company issued warrants to purchase shares of the Company’s Class A common stock to BridgeCom Development I, LLC, an affiliate of SunBridge. The warrants represent the right to purchase an aggregate amount of up to 143 shares of the Company’s Class A common stock. The warrants have an initial exercise price of $7.21. The warrants contain a cashless exercise provision. In the event the purchasers exercise the warrants on a cashless basis, the Company will not receive any proceeds. The warrants may be exercised at any time prior to July 12, 2021. On May 29, 2012, the Company repaid the SunBridge loans in full and the SunBridge warrants remain unexercised as of December 31, 2018.

18. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture was $72 and $27 as of December 31, 2018 and 2017, respectively, and is included within ‘Other assets, net’ in the accompanying consolidated balance sheets. Earnings for the years ended December 31, 2018 and 2017, from this unconsolidated joint venture of $137 and $53, respectively, is included in ‘Other income, net’ in the accompanying consolidated statement of operations. During the years ended December 31, 2018 and 2017, the Company collected and recorded a distribution of $89 and $83, respectively, from this joint venture as a return on investment.

Summarized unaudited financial information for the unconsolidated joint venture is as follows:

	Twelve Months Ended December 31,
	2018	2017
Statement of Operations:
Total net revenue	$391	$219
Total expenses	117	114
Net income	$274	$105
Comstock Holding Companies, Inc. share of net income	$137	$53

19. INCOME TAXES

During the year ended December 31, 2018, the Company recognized income tax expense of $12 thousand and the effective tax rate was 0.24%. During the year ended December 31, 2017, the Company recognized income tax expense of $38 thousand and the effective tax rate was 0.91%.

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

The Company currently has approximately $147 million in federal and state Net Operating Losses (“NOLs), which based on current statutory tax rates, including the lower corporate tax rate enacted by the Tax Act. If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2018, the three-year cumulative shift in ownership of the Company’s stock has not triggered an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of December 31, 2018, because the Company has recorded a full valuation allowance on substantially all of its net deferred tax assets.

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

The Company has not recorded any accruals related to uncertain tax positions as of December 31, 2018 and 2017, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2015 through 2017 tax years remain subject to examination by federal and most state tax authorities. The income tax provision consists of the following as of December 31:

	2018	2017
Current:
Federal	$—	$—
State	18	24
	18	24
Deferred:
Federal	(607)	15,171
State	(111)	2,724
	(718)	17,895
Valuation allowance	712	(17,881)
Total income tax expense	$12	$38

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Inventory	$500	$834
Warranty	63	67
Net operating loss and tax credit carryforwards	37,937	37,045
Accrued expenses	4	4
Stock based compensation	379	352
Investment in affiliates	—	48
	38,883	38,350
Less - valuation allowance	(38,809)	(38,328)
Net deferred tax assets	74	22

Deferred tax liabilities:
Depreciation and amortization	(11)	(21)
Investment in affiliates	(28)	—
Goodwill amortization	(44)	(15)
Net deferred tax liabilities	(83)	(36)
Net deferred tax assets (liabilities)	$(9)	$(14)

A reconciliation of the statutory rate and the effective tax rate after adjustments for non-includable partnership income arising from non-controlling interest follows:

	2018	2017
Federal statutory rate	(21.00%)	(35.00%)
State income taxes - net of federal benefit	(4.74%)	(3.90%)
Permanent differences	16.52%	(10.94%)
Return to provision adjustments	(4.29%)	5.18%
Change in valuation allowance	14.32%	(417.08%)
Current state income tax	0.36%	0.56%
Change in enacted rate	1.52%	462.23%
Other, net	(2.45%)	(0.15%)
Effective tax rate	0.24%	0.91%

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

On May 23, 2018, the Company entered into a Note Exchange and subscription agreement in which a note (“CGF2 Note) with an outstanding principal and accrued interest balance of $3.7 million was exchanged for 738,390 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share, issued by the Company to Comstock Growth Fund II, L.C. (“CGF2”), a Company wholly owned by our Chief Executive Officer. The CGF2 Note was cancelled in its entirety effective as of the Effective Date. As a result of the conversion of CGF and CGF2, the Company recognized a gain of $3.7 million, which was recorded in ‘Additional paid-in capital’ in the consolidated balance sheet and an income tax benefit of $0.5 million, which was recorded in the consolidated statement of operations.

21. SUBSEQUENT EVENTS

On February 12, 2019, the Company held a special meeting of stockholders (the “2019 Special Meeting”), at which its stockholders approved and adopted the Comstock Holding Companies, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”).

The Company’s board of directors previously approved the 2019 Plan on December 12, 2018, subject to stockholder approval. At the 2019 Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 11,038,071 to 59,779,750 and a corresponding increase to the number of authorized shares of all classes of capital stock from 31,428,571 to 80,000,000 (the “Amendment”). The Amendment became effective upon filing with the Secretary of State of the State of Delaware on February 15, 2019 (the “Certificate of Amendment”). Also on February 15, 2019 the Company filed a Certificate of Amendment of the Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. (the “Series C Certificate of Amendment”) with the Secretary of the State of Delaware. The Series C Certificate of Amendment amended the Certificate of Designation to increase the number of shares of Series C Preferred Stock from 3,000,000 to 4,500,000.

On March 14, 2019, the Company paid in full a loan related to The Woods at Spring Ridge project. The loan had a maturity date of March 15, 2019. As of December 31, 2018, the Company had $1.8 million in outstanding borrowings under this loan.