Form 10-Q
period 2019-03-31
Comstock Holding Companies, Inc.
filed 2019-05-15
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

(703) 230-1985

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock Class A Common Stock	CHCI	NASDAQ Capital Market

As of May 15, 2019, 3,663,843 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$5,755	$5,780
Restricted cash	1,138	1,231
Trade receivables	1,434	1,329
Trade receivables - related parties	1,290	2,950
Real estate inventories	17,598	20,253
Fixed assets, net	205	221
Goodwill	1,702	1,702
Intangible assets, net	153	170
Lease right-of-use assets	156	—
Other assets, net	1,490	1,464
TOTAL ASSETS	$30,921	$35,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$6,803	$7,614
Deferred revenue	1,250	1,875
Notes payable - secured by real estate inventories, net of deferred financing charges	10,033	13,432
Notes payable - due to affiliates, unsecured, net of discount	4,935	4,903
Notes payable - unsecured, net of deferred financing charges	595	595
Lease liabilities	156	—
Income taxes payable	54	51
TOTAL LIABILITIES	23,826	28,470

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Series C preferred stock $0.01 par value, 20,000,000 and 3,000,000 shares authorized, 2,799,848 issued and outstanding and liquidation preference of $13,999 at March 31, 2019 and December 31, 2018, respectively	$7,193	$7,193
Class A common stock, $0.01 par value, 59,779,750 and 11,038,071 shares authorized, 3,749,413 and 3,703,513 issued, and 3,663,843 and 3,617,943 outstanding at March 31, 2019 and December 31, 2018, respectively	37	37
Class B common stock, $0.01 par value, 220,250 shares authorized, issued and outstanding at March 31, 2019 and December 31, 2018	2	2
Additional paid-in capital	180,769	180,673
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(194,250)	(194,319)
TOTAL COMSTOCK HOLDING COMPANIES, INC. DEFICIT	(8,911)	(9,076)
Non-controlling interests	16,006	15,706
TOTAL EQUITY	7,095	6,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,921	$35,100

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Revenue—homebuilding	$6,978	$5,561
Revenue—asset management	3,652	2,791
Revenue—real estate services	728	447
Total revenue	11,358	8,799
Expenses
Cost of sales—homebuilding, excluding impairment charges	6,722	5,495
Cost of sales—asset management	3,317	2,541
Cost of sales—real estate services	494	177
Impairment charges	—	558
Sales and marketing	114	219
General and administrative	305	360
Interest and real estate taxes	34	85
Operating income (loss)	372	(636)
Other income, net	—	14
Income (loss) before income tax expense	372	(622)
Income tax expense	3	6
Net Income (loss)	369	(628)
Net income attributable to non-controlling interests	300	95
Net income (loss) attributable to common stockholders	69	(723)

Basic net income (loss) per share	$0.02	$(0.21)
Diluted net income (loss) per share	$0.02	$(0.21)

Basic weighted average shares outstanding	3,850	3,448
Diluted weighted average shares outstanding	3,965	3,448

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Series C						Additional			Non-
	Preferred Stock		Class A		Class B		paid-in	Treasury	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	deficit	interest	Total
Balance at December 31, 2017	579	442	3,295	$33	220	$2	$177,612	$(2,662)	$(189,803)	$16,987	$2,611
Stock compensation and issuances	—	—	104	1	—	—	135	—	—	—	136
Net (loss) income	—	—	—	—	—	—	—	—	(723)	95	(628)
Balance at March 31, 2018	579	$442	3,399	$34	220	$2	$177,747	$(2,662)	$(190,526)	$17,082	$2,119

	Series C						Additional			Non-
	Preferred Stock		Class A		Class B		paid-in	Treasury	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	deficit	interest	Total
Balance at December 31, 2018	2,800	$7,193	3,703	$37	220	$2	$180,673	$(2,662)	$(194,319)	$15,706	$6,630
Stock compensation and issuances	—	—	56	—	—	—	96	—	—	—	96
Shares withheld related to net share settlement of restricted stock awards	—	—	(10)	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	—	—	—	69	300	369
Balance at March 31, 2019	2,800	$7,193	3,749	$37	220	$2	$180,769	$(2,662)	$(194,250)	$16,006	$7,095

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$369	$(628)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of loan discount, loan commitment and deferred financing fees	21	150
Depreciation expense	31	57
Earnings from unconsolidated joint venture, net of distributions	(1)	4
Stock compensation	86	86
Impairment charges	—	558
Changes in operating assets and liabilities:
Trade receivables	1,555	(5,216)
Real estate inventories	2,658	1,157
Other assets	(35)	(655)
Accrued interest	(404)	592
Accounts payable and accrued liabilities	(1,401)	3,840
Income taxes payable	3	6
Net cash provided by (used in) operating activities	2,882	(49)
Cash flows from investing activities:
Purchase of fixed assets	(15)	(46)
Principal received on note receivable	10	9
Net cash used in investing activities	(5)	(37)
Cash flows from financing activities:
Proceeds from notes payable	2,289	2,853
Payments on notes payable	(5,256)	(3,458)
Loan financing costs	—	(57)
Taxes paid related to net share settlement of equity awards	(28)	—
Net cash used in financing activities	(2,995)	(662)
Net decrease in cash, restricted cash and cash equivalents	(118)	(748)
Cash, restricted cash and cash equivalents, beginning of period	7,011	2,947
Cash, restricted cash and cash equivalents, end of period	$6,893	$2,199
Supplemental cash flow information:
Interest paid, net of interest capitalized	$437	$605

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Such financial statements do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has included all necessary adjustments and disclosures. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted real estate development and services company primarily focused in the Washington, D.C. Metropolitan Statistical Area (“MSA”). In 2018, the Company made a strategic decision to transform its operational platform from for sale production homebuilding to asset management, commercial development and complementary real estate related services. Moving forward, the Company will operate through two primary real estate focused platforms – CDS Asset Management, LC (“CAM”) and Comstock Real Estate Services, LC (“CRES”). On April 30, 2019 the Company announced the exit from the Homebuilding business. References in these consolidated financial statements on Form 10-Q to “Comstock,” “Company”, “CAM”, “CRES”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

The Company’s Class A common stock is traded on the NASDAQ Capital Market under the symbol “CHCI” and has no public trading history prior to December 17, 2004.

Throughout this quarterly report on Form 10-Q, amounts are in thousands, except per share data, number of units, or as otherwise noted.

For the three months ended March 31, 2019 and 2018, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Recent Developments

On February 12, 2019, the Company held a special meeting of stockholders (the “2019 Special Meeting”), at which its stockholders approved and adopted the Comstock Holding Companies, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”).  The Company’s board of directors previously approved the 2019 Plan on December 12, 2018, subject to stockholder approval. At the 2019 Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 11,038,071 to 59,779,750 and a corresponding increase to the number of authorized shares of all classes of capital stock from 31,428,571 to 80,000,000 (the “Amendment”). The Amendment became effective upon filing with the Secretary of State of the State of Delaware on February 15, 2019 (the “Certificate of Amendment”). Also on February 15, 2019 the Company filed a Certificate of Amendment of the Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. (the “Series C Certificate of Amendment”) with the Secretary of the State of Delaware. The Series C Certificate of Amendment amended the Certificate of Designation to increase the number of shares of Series C Preferred Stock from 3,000,000 to 4,500,000. Refer to the Company’s 10K Annual Report filing on March 29, 2019, which is incorporated herein.

On April 30, 2019, The Company entered into a Master Transfer Agreement (the “MTA”) with Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of CHCI, and FR54, LC (“FR54”), an entity also controlled by Mr. Clemente, that sets forth certain transactions to complete CHCI’s previously announced exit from the homebuilding and land development business in favor of a migration to an asset management model. Refer to Note 22 – Subsequent Events for further discussion regarding the transaction.

On April 30, 2019, CDS Asset Management, L.C. (“CAM”), an entity wholly owned by CHCI, entered into an amended and restated master asset management agreement (the “2019 AMA”) with CDS, which amends and restates in its entirety the asset management agreement between the parties dated March 30, 2018 with an effective date as of January 1, 2018. Pursuant to the 2019 AMA, CDS will engage CAM to manage and administer CDS’ commercial real estate portfolio (“CRE Portfolio”) and the day to-day operations of CDS and each property-owning subsidiary of CDS (collectively, the “CDS Entities”). Pursuant to the terms of the 2019 AMA, CAM will provide investment advisory, development and asset management services necessary to build out, stabilize and manage the CRE Portfolio. The CRE Portfolio consists primarily of two of the larger transit-oriented, mixed-use developments located at metro stops on Washington D.C. Metro’s Silver Line (Reston Station and Loudoun Station), which are owned by entities of varying ownership interests but all of which are ultimately controlled by Mr. Clemente. Refer to Note 22 – Subsequent Events for further discussion regarding the 2019 AMA.

On April 30, 2019, CAM entered into a Business Management Agreement (the “Management Agreement”) with Comstock Investors X, L.C. (“Investors X”) whereby CAM will provide Investors X with asset and professional services related to the wind down of Investors X’s homebuilding operations and the continuation of services related to Investors X’s existing land development activities. The aggregate fee payable to CAM from Investors X under the Management Agreement is $937,500, payable in fifteen quarterly installments of $62,500 each.  Refer to Note 22 – Subsequent Events for further discussion regarding the Management Agreement.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-02, “Leases” (“ASU 2016-02”). The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. The FASB subsequently issued ASU 2018-10 and ASU 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02. ASU 2018-11 also provides the optional transition method which will allow companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted this standard using the modified retrospective method effective January 1, 2019. As permitted by the guidance, the Company elected to retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date and did not reassess contracts entered into prior to the adoption date for the existence of a lease. The Company also did not recognize ROU assets and lease liabilities for short-term leases, which are leases in existence as of the adoption date with an original term of twelve months or less. As a result of the adoption of the standard, the Company recognized ROU assets and liabilities of $170 thousand as of the adoption date on its condensed consolidated balance sheet. The assets and liabilities recognized upon application of the transition provisions were primarily associated with our existing office leases.

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

We assessed other accounting pronouncements issued or effective during the three months ended March 31, 2019 and deemed they were not applicable to us and are not anticipated to have a material effect on our consolidated financial statements. Other standards previously issued and adopted by the Company have been disclosed in previous filings.

2. TRADE RECEIVABLES & TRADE RECEIVABLES – RELATED PARTIES

Trade receivables include amounts due from real estate services, asset management, commercial development, home sales transactions and amounts due from related parties with whom we have service arrangements. There is no allowance for doubtful accounts recorded.

	March 31,	December 31,
	2019	2018
Trade	$793	$804
Due from settlement attorneys	606	441
Other	35	84
	$1,434	$1,329

As of March 31, 2019 and December 31, 2018, the Company had $1.3 million and $3.0 million, respectively, of receivables from related parties, primarily related to the AMA.

3. REAL ESTATE INVENTORIES

After impairments and write-offs, real estate held for development and sale consists of the following:

	March 31,	December 31,
	2019	2018
Land and land development costs	$7,919	$9,741
Cost of construction (including capitalized interest and real estate taxes)	9,679	10,512
	$17,598	$20,253

As a result of our impairment analysis, for the three months ended March 31, 2019, the Company did not expense any feasibility, site securing, predevelopment, design, carry costs and related costs for its communities in the Washington, D.C. metropolitan area. There were $0.6 million of impairment charges recorded during the three months ended March 31, 2018 due to unsuccessful negotiations and market conditions.

4. GOODWILL & INTANGIBLES

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

Goodwill represents the excess of the acquisition purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the acquisition date, goodwill consisted primarily of synergies resulting from the combination, expected expanded opportunities for growth and production, and savings in corporate overhead costs. As of March 31, 2019 and December 31, 2018, the balance of goodwill was $1.7 million.

Intangible assets include customer relationships which have an amortization period of four years. During the three months ended March 31, 2019 and 2018, $17 thousand of intangible asset amortization was recorded in ‘General and administrative’ expense on the Consolidation Statements of Operations.

	March 31,	December 31,
	2019	2018
Intangibles	268	268
Less: accumulated amortization	(115)	(98)
	$153	$170

As of March 31, 2019, the future estimated amortization expense related to these intangible assets was:

Amortization
Expense
2019	$50
2020	67
2021	36
Total	$153

5. LEASES

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases, later codified as Accounting Standards Codification ("ASC") 842 ("ASC 842"), using the modified retrospective method. For periods presented prior to the adoption date, the Company continues to follow its previous policy under ASC 840, Leases.

The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease commencement, at which time the Company also measures and recognizes an ROU asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize a ROU asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised.

ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's leases are generally not determinable, therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The incremental borrowing rate is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of ASC 842.

The Company has operating leases for its office facilities as well as for office equipment. The Company's leases have remaining terms of less than one year to 3 years. The leases can contain various renewal and termination options. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period which is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised. Lease costs related to the Company's operating leases are generally recognized as a single ratable lease cost over the lease term.

Maturities of lease liabilities as of March 31, 2019 are as follows:

Operating Leases
2019 (9 months ended December 31)	$49
2020	59
2021	54
2022	9
Total lease payments	171
Less: imputed interest	15
Present Value of lease liabilities	$156

As of March 31, 2019, operating lease payments include $108 thousand related to options to extend lease terms that are reasonably certain of being exercised. The Company does not have any lease liabilities which have not yet commenced as of March 31, 2019.

6. OTHER ASSETS, NET

Other assets, net consist of the following:

	March 31,	December 31,
	2019	2018
Bonds and escrow deposits	$1,108	$1,100
Prepaid insurance	82	60
Other	300	304
	1,490	1,464

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2019	2018
Trade and accrued payables	$3,729	$4,727
Accrued wages and commissions	477	1,396
Customer deposits	2,357	1,189
Warranty	186	195
Other	54	107
	$6,803	$7,614

8. CONTRACT LIABILITIES

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

Contract liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
Contract Liabilities: Customer Deposits and Deferred Revenue
Homebuilding - Customer deposits	$2,357	$1,189
Asset Management - Deferred revenue	1,250	1,875
Total Contract Liabilities	$3,607	$3,064

Asset Management – Deferred revenue relate to the AMA executed on March 30, 2018 and effective January 2, 2018. See Note 18 – Related Party Transactions for details regarding this transaction.

The Company’s other contract liabilities, that consist of deposits received from customers (“Customer deposits”) on homes not settled, were $2.4 million and $1.2 million as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company recognized in revenue approximately $414 thousand of the customer deposits held as of December 31, 2018.

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

	Three Months Ended March 31,
	2019	2018
Revenue by customer
Individual customers	$6,769	$5,561
Related party	3,595	2,791
Commercial	994	447
Total Revenue by customer	$11,358	$8,799

Revenue by contract type
Fixed-price	$7,202	$5,561
Cost-plus	3,485	2,791
Time and Material	671	447
Total Revenue by contract type	$11,358	$8,799

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

The following table is a summary of warranty reserve activity which is included in ‘Accounts payable and accrued liabilities’ within the consolidated balance sheets:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$195	$258
Additions	18	16
Releases and/or charges incurred	(27)	(47)
Balance at end of period	$186	$227

11. CAPITALIZED INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred relating to the development of lots and parcels are capitalized to real estate inventories during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete, or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest and real estate taxes capitalized to real estate inventories are expensed as a component of cost of sales as related units are sold.

The following table is a summary of interest and real estate taxes incurred and capitalized and interest and real estate taxes expensed for units settled:

	Three Months Ended March 31,
	2019	2018
Interest incurred and capitalized	$392	$896
Real estate taxes incurred and capitalized	14	66
Total interest and real estate taxes incurred and capitalized	$406	$962

Interest expensed as a component of cost of sales	$519	$518
Real estate taxes expensed as a component of cost of sales	41	48
Interest and real estate taxes expensed as a component of cost of sales	$560	$566

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

12. DEBT

Notes payable consisted of the following:

	March 31,	December 31,
	2019	2018
Construction revolvers	$1,883	$2,220
Development and acquisition notes	7,293	10,290
Line of credit	-	13
Other	857	909
Total secured notes	10,033	13,432
Unsecured financing, net of unamortized deferred financing charges of $0 and $0, respectively	595	595
Notes payable- due to affiliates, unsecured, net of $0.8 million and $0.8 million discount and unamortized deferred financing charges, respectively	4,935	4,903
Total notes payable	$15,563	$18,930

As of March 31, 2019, net maturities and/or curtailment obligations of all borrowings are as follows:

2019	$4,935
2020	4,802
2021	4,375
2022	1,419
2023 and thereafter	32
Total	$15,563

As of March 31, 2019, the Company had no credit facilities or project related loans scheduled to mature during the remainder of 2019.

Construction and development debt – secured

The Company enters into secured acquisition and development loan agreements to purchase and develop land parcels. In addition, the Company enters into secured construction loan agreements for the construction of its real estate inventories. The loans are repaid with proceeds from home closings based upon a specific release price, as defined in each respective loan agreement.

The Company had $1.9 million and $2.2 million of outstanding secured construction borrowings as of March 31, 2019 and December 31, 2018, respectively. Interest rates charged under these facilities include the London Interbank Offered Rate (“LIBOR”) and prime rate pricing options, subject to minimum interest rate floors. At March 31, 2019 and December 31, 2018, the weighted average interest rate on the Company’s outstanding construction revolving facilities was 5.7% per annum. The construction credit facilities have maturity dates ranging from March 15, 2020 to July 31, 2020, including extensions subject to the Company meeting certain conditions.

As of March 31, 2019, and December 31, 2018, the Company had approximately $7.3 million and $10.3 million, respectively, of aggregate acquisition and development loans outstanding. These loans have maturity dates ranging from March 15, 2020 to July 25, 2021, including extensions subject to certain conditions, and bear interest at a rate based on LIBOR and prime rate pricing options, with interest rate floors ranging from 4.25% to 5.50% per annum. As of March 31, 2019 and December 31, 2018, the weighted average interest rate was 5.9% and 6.6% per annum, respectively.

Line of credit – secured

During 2018, the Company opened a secured line of credit with a maximum capacity of $0.2 million, which was paid in full during the three months ended March 31, 2019. Interest charged on this line of credit was based on the prime rate plus 2.50%. As of December 31, 2018, there was $13 thousand of principal and interest outstanding on this line of credit, and the interest rate was 6.75%.

Other – secured

As of March 31, 2019 and December 31, 2018, the Company had one secured loan related to Comstock Environmental. The loan was used to finance the acquisition of Comstock Environmental, and carries a fixed interest rate of 6.5%, with a maturity date of October 17, 2022. At March 31, 2019 and December 31, 2018, this financing had an outstanding balance of $824 thousand and $874 thousand, respectively. This financing is secured by the assets of Comstock Environmental and is guaranteed by our Chief Executive Officer.

Unsecured financing

As of March 31, 2019 and December 31, 2018, the Company had one unsecured seller-financed promissory note with an outstanding balance of $595 thousand. This financing carries an annual interest rate of LIBOR plus 3% and has a maturity date of July 17, 2022. At March 31, 2019 and December 31, 2018, the interest rate was 5.7% and 6.0%, respectively.

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

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three-year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Development Services, LLC (“CDS”), a Company wholly owned by our Chief Executive Officer. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the Comstock Growth Fund promissory note. Concurrently, the face amount of the CGF Note was reduced to $5.7 million as of the Effective Date. The loan bears interest at a fixed rate of 10% per annum. Interest payments will be made monthly in arrears. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $4.9 million of outstanding borrowings and accrued interest under the CGF loan, net of discounts, as of March 31, 2019 and December 31, 2018. As of March 31, 2019, and December 31, 2018, the interest rate was 10.0% per annum. The maturity date for the CGF loan was April 16, 2019. Subsequent to March 31, 2019, the Company secured an extension on the CGF loan, providing for a new maturity date of April 16, 2020.  See Note 22 – Subsequent Events for further discussion on the extension.

For the three months ended March 31, 2019 and 2018, the Company made interest payments of $0.2 million and $0.1 million, respectively.

During the three months ended March 31, 2019 and 2018, the Company did not make principal payments to CGF.

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

Letters of credit, performance bonds and compensating balances

The Company has commitments as a result of contracts with certain third parties, primarily local governmental authorities, to meet certain performance criteria outlined in such contracts. The Company is required to issue letters of credit and performance bonds to these third parties as a way of ensuring that the commitments entered into are met. These letters of credit and performance bonds issued in favor of the Company and/or its subsidiaries mature on a revolving basis, and if called into default, would be deemed material if assessed against the Company and/or its subsidiaries for the full amounts claimed. In some circumstances, we have negotiated with our lenders in connection with foreclosure agreements for the lender to assume certain liabilities with respect to the letters of credit and performance bonds. We cannot accurately predict the amount of any liability that could be imposed upon the Company with respect to maturing or defaulted letters of credit or performance bonds. At March 31, 2019, and 2018, the Company had $1.1 million in outstanding letters of credit. At March 31, 2019, and 2018, the Company had $7.7 million and $4.5 million in outstanding performance bonds, respectively. No amounts have been drawn against these letters of credit or performance bonds.

We are required to maintain compensating balances in escrow accounts as collateral for certain letters of credit, which are funded upon settlement and release of units. The cash contained within these escrow accounts is subject to withdrawal and usage restrictions. As of March 31, 2019, and December 31, 2018, we had approximately $1.0 million in these escrow accounts, which are included in ‘Restricted cash’ in the accompanying consolidated balance sheets.

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

	March 31,	December 31,
	2019	2018
Carrying amount	$15,563	$18,930
Fair value	$15,376	$18,608

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

As a result of our impairment analysis, for the three months ended March 31, 2019, the Company did not expense any feasibility, site securing, predevelopment, design, carry costs and related costs for its communities in the Washington, D.C. metropolitan area. There were $0.6 million of impairment charges recorded during the three months ended March 31, 2018 due to unsuccessful negotiations and market conditions.

15. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three months ended March 31, 2019, the Company issued 94,431 stock options and 57,788 restricted stock awards to employees. No stock awards were issued during the three months ended March 31, 2018.

Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. The following table reflects the consolidated balance sheets and statements of operations line items for stock-based compensation for the periods presented:

	Three Months Ended March 31,
	2019	2018
Assets - Real Estate Inventories	$3	$14
Cost of sales - Real Estate Services	11	86
Expense - General and administrative	73	-
	87	100

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

As of March 31, 2019, the weighted-average remaining contractual term of unexercised stock options was 8 years. As of March 31, 2019, and December 31, 2018, there was $0.5 million and $0.3 million, respectively, of unrecognized compensation cost related to stock grants.

The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

16. EARNINGS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted loss per share for the three months ended March 31, 2019 and 2018 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three months ended March 31, 2019 and 2018 are included in the diluted loss per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

The following shares have been excluded from the dilutive share computation for the three months ended March 31, 2019 and 2018 as their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2019	2018
Restricted stock awards	—	46
Stock options	319	850
Warrants	620	994
	939	1,890

17. CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

Consolidated Real Estate Inventories

Included within the Company’s real estate inventories at March 31, 2019 and December 31, 2018 are several projects that are determined to be variable interest entities (“VIEs”). These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of the Company’s majority voting rights and complete operational control of these entities,

In December 2013, Comstock Investors VIII, L.C. (“Comstock VIII”) entered into subscription agreements with certain accredited investors (“Comstock VIII Class B Members”), pursuant to which Comstock VIII Class B Members purchased membership interests in Comstock VIII for an aggregate amount of $4.0 million (the “Comstock VIII Private Placement”). In connection with the Comstock VIII Private Placement, the Company issued 15 warrants for the purchase of shares of the Company’s Class A common stock to the non-affiliated accredited investors, having an aggregate fair value of $131 thousand. Comstock VIII Class B Members included unrelated third-party accredited investors along with members of the Company’s board of directors and the Company’s former Chief Operating Officer and the former Chief Financial Officer. The Comstock VIII Class B Members are entitled to a cumulative, preferred return of 20% per annum, compounded annually on their capital account balances. The Company has the right to repurchase the interests of the Comstock VIII Class B Members at any time, provided that (i) all of the Comstock VIII Class B Members’ interests are acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock VIII Class B Members’ capital accounts plus an amount necessary to cause the preferred return to equal a cumulative cash on cash return equal to 20% per annum. The Company evaluated Comstock VIII and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses, or receive benefits accordingly, the Company consolidates this entity. In January 2017, the Company fully redeemed the remaining equity interest of Class B Members in Comstock VIII after paying $1.9 million in distributions.

In August 2016, Comstock Investors X, L.C. (“Comstock X”) entered into a subscription agreement with an accredited investor (“Comstock X Class B Member”), pursuant to which the Comstock X Class B Member purchased membership interests in Comstock X for an initial amount of $5.0 million, which is part of an aggregate capital raise of $14.5 million (the “Comstock X Private Placement”). The Comstock X Class B Member is Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, our Chief Executive Officer. In October 2016, the Comstock X Class B Member purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million. In connection with the Comstock X Private Placement, the Company issued a total of 150,000 warrants for the purchase of shares of the Company’s Class A common stock, having an aggregate fair value of $258. The Comstock X Member is entitled to a cumulative, preferred return of 6% per annum, compounded annually on the capital account balance. The Company has the right to repurchase the interest of the Comstock X Class B Member at any time, provided that (i) all of the Comstock X Class B Members’ interest is acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock X Class B Members’ capital account plus accrued priority return. In October 2017, the Operating Agreement for Comstock X was amended to increase the maximum capital raise to $19.5 million. Additionally, in October 2017, Comstock X received proceeds of $5.0 million under the amended Operating Agreement to be used for the planned construction of the Company’s Totten Mews, Townes at 1333, Richmond Station, and Marrwood East projects. As part of this additional contribution, 50,000 warrants for the purchase of the Company’s Class A common stock, having an aggregate fair value of $81 were issued. The Company evaluated Comstock X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. Accordingly, the Company consolidates this entity. No distributions were made during the three months ended March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, the distributions and contributions for the VIEs discussed above are included within the ‘Non-controlling interest’ classification in the consolidated balance sheets.

At March 31, 2019 and December 31, 2018, total assets of these VIEs were approximately $16.6 million and $19.3 million, respectively, and total liabilities were approximately $11.6 million and $12.6 million, respectively. The classification of these assets is primarily within ‘Real estate inventories’ and the classification of liabilities is primarily within ‘Accounts payable and accrued liabilities’ and ‘Notes payable – secured by real estate inventories’ in the accompanying consolidated balance sheets.

18. RELATED PARTY TRANSACTIONS

Lease for Corporate Headquarters

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our CEO. Future minimum lease payments under this lease, which expires on September 30, 2019, is $0.4 million.

For each of the three months ended March 31, 2019 and 2018, total rental payments made were $138 thousand and $53 thousand, respectively. Rent expense for the three months ended March 31, 2019 and 2018 was $138 thousand and $53 thousand, respectively.

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

Pursuant to the AMA, CDS will pay CAM an annual cost-plus fee (the “Annual Fee”) in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to the Comstock Real Estate Portfolio pursuant to the AMA, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000. During the three months ended March 31, 2019, the Company recorded revenue of $3.6 million which is included in ‘Revenue-asset management’ in the consolidated statement of operations).

On April 30, 2019 the Company entered into an amended and restated master asset management agreement. Refer to Note 22 – Subsequent Events for further information on the transaction.

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

On December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company, was created for the purpose of extending loans to the Company. CGF II entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”). Also on December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million and a maximum amount available for borrowing of up to $10.0 million with a two-year term, which may be extended an additional year. The interest rate is 10% per annum, and interest payments will be accrued and paid in kind monthly for the first year, and then paid current monthly in arrears beginning December 31, 2016. On December 29, 2017, the CGF II loan was extended one year to December 31, 2018. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Note Exchange and Subscription Agreement (the “Note Exchange Agreement”) in which a note (“CGF2 Note”) with an outstanding principal and accrued interest balance of $3.7 million was exchanged for 738,390 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Growth Fund II, L.C. (“CGF2”), a Company wholly owned by our Chief Executive Officer. The CGF2 Note was cancelled in its entirety effective as of the Effective Date. As a result of the conversion of CGF & CGF2 notes, the Company recognized a gain of $3.7 million, which was recorded in ‘Additional paid-in capital’ in the consolidated balance sheet and an income tax benefit of $0.5 million, which was recorded in the consolidated statement of operations for the year ended 2018.

See Note 17 for a summary of the Comstock VIII Private Placement which involved certain of our officers and directors and Note 12 to the consolidated financial statements for further description of the CGF Private Placement.

Services Agreement

On February 23, 2009, Comstock Homes of Washington, L.C., a wholly-owned subsidiary of the Company, entered into a Services Agreement with Comstock Asset Management, L.C., an entity wholly-owned by the Chief Executive Officer, to provide services related to real estate development and improvements, legal, accounting, marketing, information technology and additional support services. For the years ended December 31, 2018, the Company billed Comstock Asset Management, L.C. $0.12 million for services and out-of-pocket expenses incurred. Revenues from this arrangement are included within ‘Revenue – asset management’ within the accompanying consolidated statements of operations. As of December 31, 2018 the Company was not owed under this contract.

19. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its 50% interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The carrying value of the investment is included within ‘Other assets’ in the accompanying consolidated balance sheets and our proportionate share of the earnings from the investment are included in ‘Revenue – real estate services’ in the accompanying consolidated statements of operations for the periods presented.

Our share of the earnings for the three months ended March 31, 2019 and 2018 are $57 thousand and $14 thousand, respectively. During the three months ended March 31, 2019 and 2018, the Company collected total distributions of $58 thousand and $10 thousand, respectively, as a return on investment..

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended March 31,
	2019	2018
Statement of Operations:
Total net revenue	$147	$58
Total expenses	33	30
Net income	$114	$28
Comstock Holding Companies, Inc. share of net income	$57	$14

20. INCOME TAXES

For the three months ended March 31, 2019, the Company recognized income tax expense of $3 thousand and the effective tax rate is (0.85)%. The effective tax rate is primarily attributable to the Company’s federal and state Net Operating Losses (“NOL”s).

The Company currently has approximately $147 million in federal and state NOLs. If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired.

The Company has not recorded any accruals related to uncertain tax positions as of March 31, 2019 and 2018. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2015 through 2018 tax years remain subject to examination by federal and most state tax authorities.

21. SEGMENT DISCLOSURES

During the three months ended March 31, 2019 and 2018 we operated our business through our three segments: Homebuilding, Asset Management, and Real Estate Services. We are focused on the Washington, D.C. MSA.

In our Asset Management segment, we focus on providing management services to a wide range of real estate assets and businesses that include a variety of commercial real estate uses, including apartments, hotels, office buildings, commercial garages, leased lands, retail stores, mixed-use developments, and urban transit-oriented developments. We have significant experience with construction, development, property and asset management services. The properties and businesses we currently manage are located primarily along the Washington, D.C. Metro Silver Line in Fairfax and Loudoun Counties, but also include projects in Montgomery County, Maryland and the Town of Herndon, Virginia.

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

In our Homebuilding segment, we develop properties with the intent to sell as fee-simple properties or condominiums to individual buyers or to private or institutional investors. On April 30, 2019 the Company completed the previously announced exit from homebuilding and land development. See Note 22 – Subsequent Events for details regarding the transaction.

The Asset Management and Homebuilding segments operate solely within the Company’s Washington, D.C. MSA reportable geographic area. The Real Estate Services segment operates in the Washington, D.C. MSA, New Jersey, and Pennsylvania geographic area. The following table includes the Company’s three reportable segments of Homebuilding, Asset Management, and Real Estate Services for the three months ended March 31, 2019 and 2018.

		Asset	Real Estate
	Homebuilding	Management	Services	Total
Three Months Ended March 31, 2019
Gross revenue	$6,978	$3,652	$728	$11,358
Gross profit	256	335	234	825
Net income	126	230	13	369
Depreciation and amortization	—	7	38	45
Interest expense	12	—	22	34
Total assets	26,042	1,808	3,071	30,921
Three Months Ended March 31, 2018
Gross revenue	$5,561	$2,791	$447	$8,799
Gross profit	66	250	270	586
Net (loss) income	(681)	250	(197)	(628)
Depreciation and amortization	—	—	37	37
Interest expense	61	—	24	85
Total assets	46,409	3,976	2,913	53,298

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs.

22. SUBSEQUENT EVENTS

Master Transfer Agreement

On April 30, 2019, the Company entered into the MTA with CDS, an entity wholly owned by Christopher Clemente, the Chief Executive Officer of CHCI, and FR54, an entity also controlled by Mr. Clemente, that sets forth certain transactions to complete the Company’s previously announced exit from the homebuilding and land development business in favor of a migration to an asset management model.

Amended and Restated Asset Management Agreement

On April 30, 2019, CDS Asset Management, L.C. (“CAM”), an entity wholly owned by CHCI, entered into an amended and restated master asset management agreement (the “2019 AMA”) with CDS, which amends and restates in its entirety the asset management agreement between the parties dated March 30, 2018 with an effective date as of January 1, 2018. Pursuant to the 2019 AMA, CDS will engage CAM to manage and administer CDS’ commercial real estate portfolio (“CRE Portfolio”) and the day to-day operations of CDS and each property-owning subsidiary of CDS (collectively, the “CDS Entities”).

Pursuant to the terms of the 2019 AMA, CAM will provide investment advisory, development and asset management services necessary to build out, stabilize and manage the CRE Portfolio. The CRE Portfolio consists primarily of two of the larger transit-oriented, mixed-use developments located at metro stops on Washington D.C. Metro’s Silver Line (Reston Station and Loudoun Station), which are owned by entities of varying ownership interests but all of which are ultimately controlled by Mr. Clemente. Pursuant to the modified fee structure set forth in the 2019 AMA, CDS will pay CAM an annual fee equal to the greater of either (i) an aggregate amount equal to the sum of (a) an asset management fee equal to 2.5% of the CRE Portfolio revenues; (b) a construction management fee equal to 4% of all costs associated with CRE Portfolio projects in development; (c) a property management fee equal to 1% of the CRE Portfolio revenues, (d) an acquisition fee equal to up to 0.5% of the purchase price of an acquired asset; and (f) a disposition fee equal to 0.5% of the sales price of an asset on disposition (collectively the “Market Rate Fee”); or (ii) an aggregate amount equal to the sum of (x) the employment expenses of personnel dedicated to providing services to the CRE Portfolio pursuant to the 2019 AMA, (y) the costs and expenses of CHCI related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations of a public company, and (z) a fixed annual payment of $1,000,000 (collectively the “Cost Plus Fee”).

In addition to the annual payment of either the Market Rate Fee or the Cost Plus Fee; CAM is also entitled on an annual basis to the following supplemental AMA fees; (i) an incentive fee equal to 10% of the free cash flow of each of the real estate assets comprising the CRE Portfolio after calculating a compounding preferred return of 8% on CDS invested capital (the “Incentive Fee”); (ii) an investment origination fee equal to 1% of raised capital, (iii) a leasing fee equal to $1.00/sf for new leases and $.50/sf for renewals; and (iv) mutually agreeable loan origination fees related to the CRE Portfolio.

The 2019 AMA will terminate on December 31, 2027 (“Initial Term”), an extension from the original termination date of December 31, 2022, and will automatically renew for successive additional one-year terms (each an “Extension Term”) unless CDS delivers written notice of non-renewal of the 2019 AMA at least 180 days prior to the termination date of the Initial Term or any Extension Term. Twenty-four months after the effective date of the 2019 AMA, CDS is entitled to terminate the 2019 AMA without cause upon 180 days advance written notice to CAM. In the event of such a termination and in addition to the payment of any accrued annual fees due and payable as of the termination date under the 2019 AMA, CDS is required to pay a termination fee equal to (i) the Market Rate Fee or the Cost Plus Fee paid to CAM for the calendar year immediately preceding the termination , and (ii) a one-time payment of the Incentive Fee as if the CRE Portfolio were liquidated for fair market value as of the termination date; or the continued payment of the Incentive Fee as if a termination had not occurred

Business Management Agreement

On April 30, 2019, CAM entered into a Business Management Agreement (the “Management Agreement”) with Investors X whereby CAM will provide Investors X with asset and professional services related to the wind down of Investors X’s homebuilding operations and the continuation of services related to Investors X’s existing land development activities. The aggregate fee payable to CAM from Investors X under the Management Agreement is $937,500, payable in fifteen quarterly installments of $62,500 each.

COMSTOCK HOLDING COMPANIES, INC.

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

Additional information concerning these and other important risk and uncertainties can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Our actual results could differ materially from these projected or suggested by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

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

Overview

CHCI is a multi-faceted real estate development, asset management and real estate related services company that, since 1985, has designed, developed, constructed and managed several thousand residential units and millions of square feet of residential and mixed-use projects throughout the Washington, DC metropolitan market and in other key markets in the southeastern United States. In early 2018, CHCI transitioned its operating platform from being primarily focused on developing on-balance sheet, for-sale, homebuilding projects to being focused on commercial real estate development, asset management and real estate related services. In addition to providing real estate development, asset management, and property management services, CHCI provides development supply chain services, including capital markets, real estate brokerage, environmental consulting and design services in the Washington, DC metropolitan area and in New Jersey and Pennsylvania. Anchoring the transition of CHCI is a long-term asset management agreement covering two of the largest transit-oriented, mixed-use developments in the Washington, DC area; Reston Station, a nearly 5 million square foot transit-oriented, mixed-use development located in Reston, VA, and Loudoun Station, a nearly 2.5 million square foot transit-oriented, mixed-use development in Ashburn, VA, as well as other additional development assets. Comstock’s substantial experience in entitling, designing, developing, and managing a diverse range of properties including apartments, single-family homes, townhomes, mid-rise condominiums, high-rise condominiums and mixed-use (residential and commercial) properties, as well as large scale commercial parking garages and infrastructure projects, has positioned the Comstock organization as a premier developer and real estate related service provider in the mid-Atlantic Region.

About Reston Station

Strategically located mid-way between Tysons Corner and Dulles International Airport, Reston Station is among the largest mixed use, transit-oriented developments in the Washington, DC area. Located at the terminus of Phase I of Metro’s Silver Line and encompassing nearly 40 acres spanning the Dulles Toll Road and surrounding Reston’s first Metro Station, Reston Station is already home to more than 1,000 residents, numerous businesses, multiple retail establishments, and several popular restaurants. With more than 1 million square feet of completed and stabilized buildings, approximately 4 million square feet of additional development in various stages of entitlement, development and construction, and a 3,500-space underground parking garage and bus transit facility adjacent to the Wiehle Reston-East Metro Station, the Reston Station neighborhood is quickly becoming Fairfax County’s urban focal point in the Dulles Corridor.

About Loudoun Station

Located at the terminus station on Metro’s Silver Line, minutes from Dulles International Airport, Loudoun Station represents Loudoun County’s first (and currently its only) Metro-connected development. Loudoun Station has approximately 700,000 square feet of mixed-use development completed, including hundreds of rental apartments, approximately 150,000 square feet of retail, restaurants, and entertainment venues, 50,000 square feet of Class-A office, and a 1,500-space commuter parking garage. Approximately 2 million square feet of additional development is slated for Loudoun Station. Located adjacent to Metro’s Ashburn Station, the Loudoun Station neighborhood represents Loudoun County’s beginning transformation into a transit connected community with direct connectivity to Dulles International Airport, Reston, Tysons Corner and downtown Washington, DC. As Loudoun County’s only transit connected neighborhood, Loudoun Station has become the new downtown of Loudoun County in the Dulles Corridor.

 Our Business Strategy

On April 30, 2019, we completed our previously announced exit from homebuilding and land development in favor of a migration to an asset management model. The Company operates through two real estate focused platforms, CDS Asset Management ("CAM") and Comstock Real Estate Services ("CRES"). CAM provides real estate development, asset management, and property management services, while CRES provides development supply chain services, including capital markets, real estate brokerage, title services, environmental consulting and design services in the Washington, DC metropolitan area and in New Jersey and Pennsylvania.

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

In connection with our new strategy, and anchoring the transition of our operations, the Company entered into a Master Asset Management Agreement (“AMA”), effective as of January 2, 2018, through its CAM subsidiary with Comstock Development Services, LC (“CDS”), an entity wholly owned by the Chief Executive Officer of the Company. The AMA covers two large-scale, transit-oriented, mixed-use developments in the Washington, DC area; Reston Station, a multi-million square foot development located in Reston, VA, and Loudoun Station, a multi-million square foot development in Ashburn, VA, as well as a mixed-use development asset located in Herndon, VA. On April 30, 2019 we entered into an amended and restated master asset management agreement. Refer to Note 22 – Subsequent Events for further discussion regarding the transaction. Separately, the Company also entered into fee-based management agreements with unrelated third parties concerning a mixed-use property in Tysons Corner, VA, and an affordable housing multi-family development in Rockville, MD.

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

In addition to the asset management services provided by CAM to CDS, the Company’s CRES subsidiary is focused on generating growth organically and through potential acquisitions of operating businesses that would provide complementary development and supply chain services to assets under management pursuant to the AMA as well as to unrelated third parties in the areas of environmental consulting, mortgage brokerage, title services, and capital market and financial consulting services.

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

•

Fee-Based Service Platform. Our asset-light business strategy, adopted in 2018, has contributed to our ability to materially reduce our liabilities during 2019 and we believe will contribute to our ability to produce positive results in future periods.

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

•

Metro’s Silver Line. Phase I of Metro’s Silver Line opened in 2014, connecting Tysons Corner and Reston to Arlington and downtown Washington, DC. Phase II is scheduled to open in 2020 and will extend service from the terminus of Phase I located in the center of Comstock’s Reston Station development to Herndon, Dulles International Airport, and Loudoun County, terminating at Comstock’s Loudoun Station development.

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

 Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenue – asset management

Revenue from asset management for the three months ended March 31, 2019 and 2018 was $3.9 million and $2.8 million, respectively. Effective January 2, 2018, the Company entered into a master asset management agreement (“the Agreement”) with Comstock Development Services LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of the Company. Pursuant to the Agreement, CDS will pay CAM an annual cost-plus fee (the “Annual Fee”) in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to the Comstock Real Estate Portfolio pursuant to the Agreement, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000. On April 30, 2019 we entered into an amended and restated master asset management agreement. Refer to Note 22 – Subsequent Events for further discussion regarding the transaction.

Revenue – real estate services

Revenue from real estate services for the three months ended March 31, 2019 increased by $281 thousand to $728 thousand, as compared to $447 thousand for the three months ended March 31, 2018. The increase is primarily attributable to revenue growth within our Comstock Environmental business along with $57 thousand in title service fees from our joint venture partnership.

Revenue – homebuilding

Revenue from homebuilding increased by $1.4 million to $7.0 million for the three months ended March 31, 2019 as compared to $5.6 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, the Company settled 10 units as compared to 8 units for the three months ended March 31, 2018. Our homebuilding gross margin percentage for the three months ended March 31, 2019 increased by 2.48% to 3.67%, as compared to 1.19% for the three months ended March 31, 2018. The overall increase in gross margins was the result of the number of units settled and the mix of homes.

Backlog, which reflects revenue from sales contracts the Company entered into with homebuyers for future delivery, decreased by $14.2 million to $7.0 million as of March 31, 2019, as compared to $21.2 million as of March 31, 2018. The decrease in backlog is primarily attributable to the wind-down of our homebuilding business.

Gross new order revenue, consisting of revenue from all units sold, for the three months ended March 31, 2019 was $2.3 million on 4 units as compared to $12.7 million on 19 units for the three months ended March 31, 2018. Net new order revenue, representing revenue for all units sold less cancellations, for the three months ended March 31, 2019 was $2.3 million on 4 units, the same a gross new orders, as compared to $12.1 million on 18 units for the three months ended March 31, 2018. The changes are attributable to the number and mix of homes sold.

Cost of sales – asset management

Cost of sales – asset management for the three months ended March 31, 2019 was $3.3 million. This increase of $776 thousand from $2.5 million for the three months ended March 31, 2018 was primarily related to increased personnel expense from the continued growth of our asset management operations.

Cost of sales – real estate services

Cost of sales – real estate services increased by $317 thousand to $494 thousand during the three months ended March 31, 2019, as compared to $177 thousand during the three months ended March 31, 2018. The increase primarily relates to our expanding footprint in the real estate consulting and environmental study fields.

Cost of sales – homebuilding

Cost of sales – homebuilding increased by $1.2 million to $6.7 million during the three months ended March 31, 2019, as compared to $5.5 million during the three months ended March 31, 2018. The changes were primarily attributable to the number of units settled and the mix of homes settled during the three months ended March 31, 2019.

Impairment charges

During the Three months Ended March 31, 2018, the Company wrote off $0.6 million of feasibility, site securing, predevelopment, design, carry costs and related costs for one of its communities in the Washington, D.C. Metropolitan area as a result of our impairment analysis. There were no impairment charges recorded during the three months ended March 31, 2019.

Sales and marketing

Selling and marketing expenses for the three months ended March 31, 2019 decreased by $105 thousand to $114 thousand, as compared to $219 thousand for the three months ended March 31, 2018. The decrease is attributable to continued benefit from the cost saving measures and the continued wind down of the for-sale homebuilding operation.

General and administrative

General and administrative expenses for the three months ended March 31, 2019 decreased by $55 thousand to $305 thousand, as compared to $360 thousand for the three months ended March 31, 2018. The year-over-year decrease is attributable to general overhead cost saving measures, in addition to the AMA. Under the master asset management agreement, the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, along with the employment expenses of personnel are to be included as Cost of sales – Asset Management, as opposed to ‘General and administrative’ expenses.

Income taxes

For the three months ended March 31, 2019, the Company recognized income tax expense of of $3 thousand and the effective tax rate was (0.85)%. For the three months ended March 31, 2018 the Company recognized income tax expense of $6 thousand, and the effective tax rate was 0.94%.

Liquidity and Capital Resources

We finance our Asset Management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities and long-term debt. The winding down of on balance sheet Homebuilding activities required capital to develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to generate sales. Pursuant to the MTA, the Company transferred to CDS management of its Class A membership interests in Investors X the entity owning CHCI’s residual homebuilding operations. See Note 22- Subsequent Events. The Company is involved in ongoing discussions with lenders and equity sources in an effort to provide additional growth capital to fund various new business opportunities, unrelated to the wind down of our homebuilding operations. See Note 12 in the accompanying consolidated financial statements for more details on our debt and credit facilities.

As of March 31, 2019, the Company had no secured project related notes that were set to mature through the end of 2019. As of May 15, 2019, the Company has successfully extended or repaid all obligations with Lenders through May 15, 2019, as more fully described in Note 12 and Note 22, and we are actively engaging our lenders seeking long term extensions and modifications to the loans where necessary. These debt instruments impose certain restrictions on our operations, including speculative unit construction limitations, curtailment obligations and financial covenant compliance. If we fail to comply with any of these restrictions, an event of default could occur. Additionally, events of default could occur if we fail to make required debt service payments or if we fail to come to agreement on an extension on a certain facility prior to a given loan’s maturity date. Any event of default would likely render the obligations under these instruments due and payable as of that event. Any such event of default would allow certain of our lenders to exercise cross default provisions in our loan agreements with them, such that all debt with that institution could be called into default.

At March 31, 2019, $4.9 million of our notes payable to affiliates are set to mature prior to the end of 2019. These funds were originally obtained from entities wholly owned by our Chief Executive Officer, and the Company maintains the unilateral ability to extend the maturity dates beyond 2019 as needed. Subsequent to March 31, 2019, the Company secured an extension on the CGF loan, providing for a new maturity date of April 16, 2020. See Note 22 – Subsequent Events for further discussion on the extension.

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

Cash Flow

Net cash provided by operating activities was $2.9 million for the three months ended March 31, 2019 compared to the net cash used in operating activities of $49 thousand for the three months ended March 31, 2018. The $2.9 million net cash provided by operations for the three months ended March 31, 2019 was primarily attributable to releases of inventories associated with units settled and land sold of $2.7 million, the collection of certain receivables outstanding as of December 31, 2018, offset by the reduction in accounts payable and accrued liabilities. The $49 thousand net cash used in operations for the three months ended March 31, 2018 was primarily attributable to increases in trade receivables of $5.2 million, net of increases in accounts payable of $3.8 million, $1.2 million of releases of inventories associated with units settled, and the amortization of loan discounts and other financing fees of $0.2 Million.

Net cash used in investing activities was immaterial for the three months ended March 31, 2019 and 2018.

Net cash used in financing activities was $3.0 million for the three months ended March 31, 2019. This was primarily attributable to the pay downs on notes payable of $5.3 million, offset by borrowings of $2.3 million. Net cash used in financing activities was $662 thousand for the three months ended March 31, 2018. This was primarily attributable to the pay downs on notes payable of $3.5 million, offset by borrowings of $2.9 million

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Changes in Internal Control

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 13 - Commitments and Contingencies to the accompanying consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

3.7

Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 10-K filed with the Commission on March 29, 2019).

3.8

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc. (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 10-K filed with the Commission on March 29, 2019).

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 15, 2019	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)