Form 10-Q
period 2019-06-30
Comstock Holding Companies, Inc.
filed 2019-08-20
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

As of August 14, 2019, 7,729,904 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$1,603	$854
Trade receivables	905	973
Trade receivables - related parties	2,307	2,950
Fixed assets, net	221	221
Goodwill	1,702	1,702
Intangible assets, net	136	170
Lease right-of-use assets	142	—
Other assets, net	303	362
Assets of discontinued operations (Note 19)	20,667	27,868
TOTAL ASSETS	$27,986	$35,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,946	$2,776
Deferred revenue	625	1,875
Notes payable - secured, net of deferred financing charges	804	922
Notes payable - due to affiliates, unsecured, net of discount	4,984	4,903
Notes payable - unsecured, net of deferred financing charges	595	595
Lease liabilities	142	—
Liabilities of discontinued operations (Note 19)	11,877	17,399
TOTAL LIABILITIES	20,973	28,470

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Series C preferred stock $0.01 par value, 20,000,000 and 3,000,000 shares authorized, 3,440,690 and 2,799,848 issued and outstanding and liquidation preference of $17,203 and $13,999 at June 30, 2019 and December 31, 2018, respectively	$6,765	$7,193
Class A common stock, $0.01 par value, 59,779,750 and 11,038,071 shares authorized, 7,815,474 and 3,703,513 issued, and 7,729,904 and 3,617,943 outstanding at June 30, 2019 and December 31, 2018, respectively	78	37
Class B common stock, $0.01 par value, 220,250 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018	2	2
Additional paid-in capital	197,333	180,673
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(194,503)	(194,319)
TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY (DEFICIT)	7,013	(9,076)
Non-controlling interests	-	15,706
TOTAL EQUITY	7,013	6,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,986	$35,100

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Revenue—asset management	$4,024	$2,960	$7,885	$5,751
Revenue—real estate services	898	494	1,626	941
Total revenue	4,922	3,454	9,511	6,692
Expenses
Cost of sales—asset management	3,514	2,606	6,831	5,147
Cost of sales—real estate services	909	676	1,403	853
Sales and marketing	—	5	—	5
General and administrative	477	368	781	728
Interest	132	24	166	48
Operating (loss) income	(110)	(225)	330	(89)
Other income, net	16	46	16	81
(Loss) income before income tax benefit	(94)	(179)	346	(8)
Income tax benefit	—	(495)	—	(495)
Net (loss) income from continuing operations	(94)	316	346	487
Net loss from discontinued operations, net of tax	(159)	(1,318)	(530)	(2,212)
Net loss	(253)	(1,002)	(184)	(1,725)

(Loss) Income per share from continuing operations
Basic net (loss) income per share	$(0.01)	$0.08	$0.07	$0.13
Diluted net (loss) income per share	$(0.01)	$0.08	$0.06	$0.13
Loss per share from discontinued operations
Basic net loss per share	$(0.02)	$(0.35)	$(0.10)	$(0.60)
Diluted net loss per share	$(0.02)	$(0.35)	$(0.10)	$(0.60)

Basic weighted average shares outstanding	6,634	3,759	5,242	3,684
Diluted weighted average shares outstanding (continuing operations)	6,634	3,975	5,420	3,826
Diluted weighted average shares outstanding (discontinued operations)	6,634	3,759	5,242	3,684

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Series C						Additional			Non-
	Preferred Stock		Class A		Class B		paid-in	Treasury	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	deficit	interest	Total
Balance at December 31, 2017	579	442	3,295	$33	220	$2	$177,612	$(2,662)	$(189,803)	$16,987	$2,611
Stock compensation and issuances	—	—	395	4	—	—	243	—	—	—	247
Series C preferred conversion of CGF I & II	—	—	—	—	—	—	3,156	—	—	—	3,156
Net (loss) income	—	—	—	—	—	—	—	—	(1,725)	280	(1,445)
Balance at June 30, 2018	579	$442	3,690	$37	220	$2	$181,011	$(2,662)	$(191,528)	$17,267	$4,569

	Series C						Additional			Non-
	Preferred Stock		Class A		Class B		paid-in	Treasury	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	deficit	interest	Total
Balance at December 31, 2018	2,800	$7,193	3,703	$37	220	$2	$180,673	$(2,662)	$(194,319)	$15,706	$6,630
Stock compensation and issuances	—	—	100	1	—	—	252	—	—	—	253
Shares withheld related to net share settlement of restricted stock awards	—	—	(12)	—	—	—	—	—	—	—	—
Warrant exercises	—	—	200	2	—	—	358	—	—	—	360
Class A stock conversion of non-controlling interest	—	—	3,824	38	—	—	16,050	—	—	(16,019)	69
Series C conversion of non-controlling interest	641	(428)	—	—	—	—	—	—	—	—	(428)
Net (loss) income	—	—	—	—	—	—	—	—	(184)	313	129
Balance at June 30, 2019	3,441	$6,765	7,815	$78	220	$2	$197,333	$(2,662)	$(194,503)	$-	$7,013

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities attributable to continuing operations:
Net (loss)	$(184)	$(1,725)
(Loss) from discontinued operations	(530)	(2,212)
Net income from continuing operations	$346	$487
Adjustment to reconcile net income from continuing operations to net cash provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	(25)	90
Deferred income tax benefit	—	(495)
Depreciation expense	62	111
Earnings from unconsolidated joint venture, net of distributions	47	26
Stock compensation	211	173
Changes in operating assets and liabilities:
Trade receivables	711	281
Real estate inventories	—	7
Other assets	(8)	(1,078)
Accrued interest	64	—
Accounts payable and accrued liabilities	(2,045)	3,513
Income taxes payable	—	—
Net cash provided by operating activities of discontinued operations	7,013	5,259
Net cash provided by operating activities	6,376	8,374
Cash flows from investing activities attributable to continuing operations:
Purchase of fixed assets	(62)	(189)
Principal received on note receivable	20	19
Net cash used in investing activities	(42)	(170)
Cash flows from financing activities attributable to continuing operations:
Proceeds from notes payable	—	45
Payments on notes payable	(119)	(253)
Loan financing costs	(28)	—
Taxes paid related to net share settlement of equity awards	6	—
Net cash used in financing activities of discontinued operations	(5,444)	(5,166)
Net cash used in financing activities	(5,585)	(5,374)

Net increase in cash, restricted cash and cash equivalents	749	2,830
Cash, restricted cash and cash equivalents, beginning of period	854	192
Cash, restricted cash and cash equivalents, end of period	$1,603	$3,022

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

The Condensed Consolidated Balance Sheets were derived from the audited financial statements contained in the Form 10-K.

For the three and six months ended June 30, 2019 and 2018, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

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

On April 30, 2019, The Company entered into a Master Transfer Agreement (the “MTA”) with Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of CHCI, and FR54, LC (“FR54”), an entity also controlled by Mr. Clemente, that sets forth certain transactions to complete CHCI’s previously announced exit from the homebuilding and land development business in favor of a migration to an asset management model. Pursuant to the MTA, the Company issued 1,220,000 shares of series C preferred shares and 3,100,000 shares of Class A common stock to CDS as consideration for the management of and its Class B membership interest in Comstock Investors X, L.C. (“Comstock X”), a Variable Interest Entity (“VIE”) that owns the Company’s residual homebuilding operations. Additionally, pursuant to the MTA, FR54 transferred 579,158 shares of Series C Stock to the Company, which were immediately cancelled, in exchange for the issuance of

723,947 newly issued shares of the Company’s Class A common stock. As a result of the MTA, the Company determined that Comstock X is considered held for sale effective April 30, 2019 and therefore Comstock X activities have been reclassified to discontinued operations in the accompanying consolidated financial statements. On July 23, 2019, the Comstock X operating agreement was amended to clarify certain definitions resulting in Comstock X no longer being considered a VIE of the Company and therefore the deconsolidation of Comstock X as of that date. Refer to Note 14 – Consolidation of Variable Interest Entities and Note 20 – Subsequent Events for further discussion regarding the future accounting related to this transaction.

On April 30, 2019, CDS Asset Management, L.C. (“CAM”), an entity wholly owned by the Company, also entered into an amended and restated master asset management agreement (the “2019 AMA”) with CDS, which amends and restates in its entirety the asset management agreement between the parties dated March 30, 2018 with an effective date as of January 1, 2018. Pursuant to the 2019 AMA, CDS will engage CAM to manage and administer CDS’ commercial real estate portfolio (“CRE Portfolio”) and the day to-day operations of CDS and each property-owning subsidiary of CDS (collectively, the “CDS Entities”).

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

The 2019 AMA will terminate on December 31, 2027 (“Initial Term”), an extension from the original termination date of December 31, 2022, and will automatically renew for successive additional one-year terms (each an “Extension Term”) unless CDS delivers written notice of non-renewal of the 2019 AMA at least 180 days prior to the termination date of the Initial Term or any Extension Term. Twenty-four months after the effective date of the 2019 AMA, CDS is entitled to terminate the 2019 AMA without cause upon 180 days advance written notice to CAM. In the event of such a termination and in addition to the payment of any accrued annual fees due and payable as of the termination date under the 2019 AMA, CDS is required to pay a termination fee equal to (i) the Market Rate Fee or the Cost Plus Fee paid to CAM for the calendar year immediately preceding the termination , and (ii) a one-time payment of the Incentive Fee as if the CRE Portfolio were liquidated for fair market value as of the termination date; or the continued payment of the Incentive Fee as if a termination had not occurred.

On April 30, 2019, CAM also entered into a Business Management Agreement (the “BMA”) with Comstock Investors X, L.C. (“Investors X”), an entity owned and controlled by CDS subsequent to the ownership transfer transactions set forth in the MTA, whereby CAM will provide Investors X with asset and professional services related to the wind down of the Company’s divested homebuilding operations and the continuation of services related to the Company’s divested land development activities. The aggregate fee payable to CAM from Investors X under the Management Agreement is $937,500, payable in fifteen quarterly installments of $62,500 each.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

We assessed other accounting pronouncements issued or effective during the six months ended June 30, 2019 and deemed they were either not applicable to us or are not anticipated to have a material effect on our consolidated financial statements. Other standards previously issued and adopted by the Company have been disclosed in previous filings.

2. TRADE RECEIVABLES & TRADE RECEIVABLES – RELATED PARTIES

Trade receivables include amounts due from real estate services, asset management and commercial development. There is no allowance for doubtful accounts recorded. As of June 30, 2019 and December 31, 2018 the Company had $905 thousand and $973 thousand, respectively.

As of June 30, 2019, and December 31, 2018, the Company had $2.3 million and $3.0 million, respectively, of receivables from related parties, primarily related to the AMA.

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

Goodwill represents the excess of the acquisition purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the acquisition date, goodwill consisted primarily of synergies resulting from the combination, expected expanded opportunities for growth and production, and savings in corporate overhead costs. As of June 30, 2019 and December 31, 2018, the balance of goodwill was $1.7 million.

Intangible assets are comprised of customer relationships which have an amortization period of four years. During the three and six months ended June 30, 2019 and June 30, 2018, $17 thousand and $34 thousand of intangible asset amortization, respectively, was recorded in ‘General and administrative’ expense on the Consolidation Statements of Operations.

	June 30,	December 31,
	2019	2018
Intangibles	268	268
Less: accumulated amortization	(132)	(98)
	$136	$170

As of June 30, 2019, the future estimated amortization expense related to these intangible assets was:

Amortization
Expense
2019 (6 months ended December 31, 2019)	$33
2020	67
2021	36
Total	$136

4. LEASES

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

Maturities of lease liabilities as of June 30, 2019 are as follows:

Operating Leases
2019 (6 months ended December 31)	$33
2020	59
2021	54
2022	9
Total lease payments	155
Less: imputed interest	13
Present Value of lease liabilities	$142

As of June 30, 2019, operating lease payments include $108 thousand related to options to extend lease terms that are reasonably certain of being exercised. The Company does not have any lease liabilities which have not yet commenced as of June 30, 2019.

5. OTHER ASSETS, NET

Other assets, net consist of the following:

	June 30,	December 31,
	2019	2018
Prepaid assets	$155	$218
Prepaid insurance	115	45
Other	33	99
	$303	$362

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2019	2018
Trade and accrued payables	$912	$1,380
Accrued personnel costs	1,034	1,396
	$1,946	$2,776

7. CONTRACT LIABILITIES

Progress payment balances in excess of revenue recognized, as well as advance payments received from customers, are classified as contract liabilities on the consolidated balance sheet in the financial statement line item titled “Deferred revenue.”

Contract liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
Contract Liabilities: Customer Deposits and Deferred Revenue
Asset Management - Deferred revenue	625	1,875
Total Contract Liabilities	$625	$1,875

Asset Management – Deferred revenue relate to the AMA executed on March 30, 2018 and effective January 2, 2018. See Note 18 – Related Party Transactions for details regarding this transaction and details regarding the amendment executed in April 2019.

8. REVENUE

The Company’s revenues consist primarily of 1) recurring and supplemental fees earned under the AMA and BMA within the Asset Management segment, 2) commercial and residential property management within the Asset Management segment, 3) environmental engineering and consulting services within the Real Estate Services segment, and 4) revenue generated through other real estate management and consulting services. All of the Company’s revenue streams are U.S. based and substantially all are accounted for as short-term contracts. As such, the performance obligations required to complete contracts have an expected duration of less than one year. As a result, the Company does not disclose the value of unsatisfied performance obligations for contracts in accordance with the optional exemptions related to the disclosure of transaction price allocation under ASC 606. Additionally, incremental costs of obtaining a contract are recognized as an expense when incurred because the amortization period of the asset would have been recognized in one year or less.

The following table presents the Company’s sales from contracts with customers disaggregated by categories which best represents how the nature, amount and timing and uncertainty of sales are affected by economic factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue by customer
Related party	$4,167	$2,931	$7,971	$5,722
Commercial	755	523	1,540	970
Total Revenue by customer	$4,922	$3,454	$9,511	$6,692

Revenue by contract type
Fixed-price	$608	$104	$1,041	$104
Cost-plus	3,626	2,856	7,111	5,647
Time and Material	688	494	1,359	941
Total Revenue by contract type	$4,922	$3,454	$9,511	$6,692

Under the recently executed 2019 AMA and most of the Company’s real estate services contracts, performance obligations are satisfied over time. For performance obligations satisfied over time, the objective is to measure progress in a manner which depicts the performance of transferring control to the customer. As such, the company recognizes revenue over time using the “right-to-invoice” practical expedient cost-to-cost revenue recognition model, as this depicts when control of the promised goods and/or services are transferred to the customer. Sales are recognized as the ratio of actual costs of work performed to the estimated costs at completion of the performance obligation (cost-to-cost). As such, these revenues are disaggregated in ‘Related party’ and ‘Commercial’ customers, and ‘Cost-plus’ and ‘Fixed-price’ in the tables above.

Other revenue earned from management, consulting and administrative support services provided, which may or may not be covered by a formal contract, are generally time and material based. Revenue from these contracts is recognized as the services are provided. As such, these revenues are disaggregated in ‘Commercial’ and ‘Time and Material’ in the tables above.

9. DEBT

As of June 30, 2019 Notes payable consisted of the following:

	June 30,	December 31,
	2019	2018
Secured financing, net of deferred financing charges	$804	$922
Notes payable- due to affiliates, unsecured, net of $0.8 million and $0.8 million discount and unamortized deferred financing charges, respectively	4,984	4,903
Unsecured financing, net of deferred financing charges	595	595
Total notes payable	$6,383	$6,420

As of June 30, 2019, net maturities and/or curtailment obligations of all borrowings are as follows:

2019	$—
2020	4,984
2021	—
2022	1,367
2023 and thereafter	32
Total	$6,383

As of June 30, 2019, the Company had no credit facilities or project related loans scheduled to mature during the remainder of 2019.

Secured financing

As of June 30, 2019 and December 31, 2018, the Company had two secured loans related to Comstock Environmental. One loan was used to finance the acquisition of Comstock Environmental, and carries a fixed interest rate of 6.5%, with a maturity date of October 17, 2022. At June 30, 2019 and December 31, 2018, this financing had an outstanding balance of $773 thousand and $874 thousand, respectively. Comstock Environmental has an additional secured loan with an outstanding balance of $32 thousand as of June 30, 2019 and an outstanding balance of $34 thousand as of December 31, 2018 to fund the purchase of an asset used in the business. This financing is secured by the assets of Comstock Environmental and is guaranteed by our Chief Executive Officer.

Unsecured financing

As of June 30, 2019 and December 31, 2018, the Company had one unsecured seller-financed promissory note with an outstanding balance of $595 thousand. This financing carries an annual interest rate of LIBOR plus 3% and has a maturity date of July 17, 2022. This loan as $50 thousand due on the 3rd and 4th loan anniversary dates with the remainder due at maturity. At June 30, 2019 and December 31, 2018, the interest rate was 5.2% and 6.0%, respectively.

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

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three-year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, Comstock Holding Companies, Inc. (“Comstock” , “CHCI” or the “Company”) entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Development Services, LLC (“CDS”), a Company wholly owned by our Chief Executive Officer. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the Comstock Growth Fund promissory note. Concurrently, the face amount of the CGF Note was reduced to $5.7 million as of the Effective Date. The loan bears interest at a fixed rate of 10% per annum. Interest payments made monthly in arrears. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $5.0 million and $4.9 million of outstanding borrowings and accrued interest under the CGF loan, net of discounts, as of June 30, 2019 and December 31, 2018. As of June 30, 2019, and December 31, 2018, the interest rate was 10.0% per annum. The maturity date for the CGF loan is April 16, 2020.

For the three and six months ended June 30, 2019, the Company made interest payments of $0.1 million and $0.2 million, respectively.  For the three and six months ended June 30, 2018, the Company made interest payments of $0.3 million.

During the three and six months ended June 30, 2019 and 2018, the Company did not make principal payments for the CGF loan.

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

11. FAIR VALUE DISCLOSURES

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

	June 30,	December 31,
	2019	2018
Carrying amount	$6,383	$6,420
Fair value	$5,978	$6,224

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In connection with the CGF I & II conversions discussed in Note 10 – Debt and Note 15 – Related Party Transactions, we issued 2,220,690 shares of Series C Non-Convertible Preferred Stock with a liquidation preference of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature, as opposed to the mandatory dividend feature in the Series B Preferred Stock. The Company recorded these shares based on the fair value calculation on the effective date of the agreement. The Company used various assumptions and inputs such as current market condition and financial position in calculating the fair value of the Series C Preferred Stock by back solving from the Company’s equity value using the option pricing and the probability-weighted expected return models, adjusted for marketability of the Series C Preferred Stock.

The Company may also value its non-financial assets and liabilities, including items such as real estate inventories and long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.

As a result of our impairment analysis, for the three and six months ended June 30, 2019, the Company did not expense any feasibility, site securing, predevelopment, design, carry costs and related costs for its communities in the Washington, D.C. metropolitan area. There were $0.6 million of impairment charges recorded in ‘net loss from discontinued operations, net of tax’ during the six months ended June 30, 2018 due to unsuccessful negotiations and market conditions.

12. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three months ended June 30, 2019, the Company issued 20,000 stock options and 184,463 restricted stock awards to employees. During the six months ended June 30, 2019, the Company issued 114,431 stock options and 242,251 restricted stock awards to employees. During the three and six months ended June 30, 2018, the Company issued 60,000 stock options. No restricted stock awards to employees were issued during the three and six months ended June 30, 2018.

Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. The following table reflects the statements of operations line items for stock-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales - Real Estate Services	$27	$-	$38	$86
Expense - General and administrative	95	69	168	69
	122	69	206	155

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

As of June 30, 2019, the weighted-average remaining contractual term of unexercised stock options was 8 years. As of June 30, 2019, and December 31, 2018, there was $0.8 million and $0.3 million, respectively, of unrecognized compensation cost related to stock options and restricted stock awards.

The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

13. LOSS PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted (loss) income for continuing and discontinued operations per share for the three and six months ended June 30, 2019 and 2018 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and six months ended June 30, 2019 and 2018 are included in the diluted income (loss) per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

The following share equivalents have been excluded from the continued operations dilutive share computation for the three and six months ended June 30, 2019 and 2018 as their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock awards	135	-	-	-
Stock options	280	340	232	503
Warrants	620	473	558	636
	1,035	813	790	1,139

The following share equivalents have been excluded from the discontinued operations dilutive share computation for the three and six months ended June 30, 2019 and 2018 as their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock awards	135	122	153	105
Stock options	297	370	258	507
Warrants	620	537	558	670
	1,052	1,029	969	1,282

14. CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

Consolidated Real Estate Inventories in assets of discontinued operations

Included within the Company’s assets of discontinued operations are real estate inventories at June 30, 2019 and December 31, 2018 that are determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of the Company’s majority voting rights and complete operational control of these entities.

In August 2016, Comstock X entered into a subscription agreement with an accredited investor (“Comstock X Class B Member”), pursuant to which the Comstock X Class B Member purchased membership interests in Comstock X for an initial amount of $5.0 million, which is part of an aggregate capital raise of $14.5 million (the “Comstock X Private Placement”). The Comstock X Class B Member is Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, our Chief Executive Officer. In October 2016, the Comstock X Class B Member purchased additional interests in the Comstock X Private Placement in an amount of $9.5 million resulting in an aggregate subscription amount of $14.5 million. In connection with the Comstock X Private Placement, the Company issued a total of 150,000 warrants for the purchase of shares of the Company’s Class A common stock, having an aggregate fair value of $258. The Comstock X Member is entitled to a cumulative, preferred return of 6% per annum, compounded annually on the capital account balance. The Company has the right to repurchase the interest of the Comstock X Class B Member at any time, provided that (i) all of the Comstock X Class B Members’ interest is acquired, (ii) the purchase is made in cash and (iii) the purchase price equals the Comstock X Class B Members’ capital account plus accrued priority return. In October 2017, the Operating Agreement for Comstock X was amended to increase the maximum capital raise to $19.5 million. Additionally, in October 2017, Comstock X received proceeds of $5.0 million under the amended Operating Agreement to be used for the planned construction of the Company’s Totten Mews, Townes at 1333, Richmond Station, and Marrwood East projects. As part of this additional contribution, 50,000 warrants for the purchase of the Company’s Class A common stock, having an aggregate fair value of $81 were issued.

The Company evaluated Comstock X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. As a result of the MTA, the Company determined that Comstock X is considered held for sale effective April 30, 2019 and therefore Comstock X activities have been reclassified to discontinued operations in the accompanying consolidated financial statements.

On July 23, 2019, the Comstock X operating agreement was amended to clarify certain definitions resulting in Comstock X no longer being considered a VIE of the Company. Therefore, the assets and liabilities of Comstock X will no longer be consolidated in the consolidated Balance Sheets of the Company commencing in the third quarter of 2019.

15. RELATED PARTY TRANSACTIONS

Master Transfer Agreement

On April 30, 2019, the Company entered into a Master Transfer Agreement (the “MTA”) with Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of CHCI, and FR54, LC (“FR54”), an entity also controlled by Mr. Clemente, that sets forth a series of transactions that completed CHCI’s previously announced exit from the homebuilding and land development business in favor of a migration to an asset management model.  Refer to Note 1 – Organization and Basis of Presentation, Note 14 – Consolidation of Variable Interest Entities and Note 20- Subsequent Events for a discussion regarding the future accounting treatment related to these transactions

Asset Management Agreement

On April 30, 2019, CDS Asset Management, L.C. (“CAM”), an entity wholly owned by the Company, entered into an amended and restated master asset management agreement (the “2019 AMA”) with CDS, which amends and restates in its entirety the asset management agreement between the parties dated March 30, 2018 with an effective date as of January 1, 2018. Pursuant to the 2019 AMA, CDS will engage CAM to manage and administer CDS’ commercial real estate portfolio (“CRE Portfolio”) and the day to-day operations of CDS and each property-owning subsidiary of CDS (collectively, the “CDS Entities”).

Business Management Agreement

On April 30, 2019, CAM entered into a Business Management Agreement (the “Management Agreement”) with Comstock Investors X, L.C. (“Investors X”), an entity owned and controlled by CDS subsequent to the ownership transfer transactions set forth in the MTA, whereby CAM will provide Investors X with asset and professional services related to the wind down of the Company’s divested homebuilding operations and the continuation of services related to the Company’s divested land development activities. The aggregate fee payable to CAM from Investors X under the Management Agreement is $937,500, payable in fifteen quarterly installments of $62,500 each.

Private Placements and Promissory Notes

On December 29, 2015, the Company and Stonehenge Funding, L.C. (“Stonehenge”), an entity wholly owned by our Chief Executive Officer, entered into a Note Exchange and Subscription Agreement pursuant to which the note in the original principal amount of $4.5 million issued to the Company by Stonehenge was cancelled in its entirety and exchanged for 772,210 shares of the Company’s Series B Non-Convertible Preferred Stock, par value $0.01 per share and a stated value of $5.00 per share (the “Series B Preferred Stock”). The number of shares of Series B Preferred Stock received by Stonehenge in exchange for the note represented the principal amount outstanding plus accrued interest under the note as of December 29, 2015, which was $3.9 million. The holders of Series B Preferred Stock earned dividends at a rate of 8.75% per annum accruing from the effective date of the Note Exchange and Subscription Agreement. During 2016 all of the Series B Non-Convertible Preferred Stock were exchanged for an identical number of shares of Series C Preferred Stock.

On December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company, was created for the purpose of extending loans to the Company. CGF II entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”). Also on December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million. On May 23, 2018, the Company entered into a Note Exchange and Subscription Agreement (the “Note Exchange Agreement”) in which a note (“CGF2 Note”) with an outstanding principal and accrued interest balance of $3.7 million was exchanged for 738,390 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Growth Fund II, L.C. (“CGF2”), a Company wholly owned by our Chief Executive Officer. The CGF2 Note was cancelled in its entirety effective as of the Effective Date.

See Note 9 for a summary of the Comstock X Private Placement which involved certain of our officers and directors and Note 14 to the consolidated financial statements for further description of the CGF Private Placement.

Lease for Corporate Headquarters

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our CEO. Future minimum lease payments under this lease, which expires on September 30, 2019, is $153 thousand.

For each of the three and six months ended June 30, 2019 total rental payments made were $153 thousand and $299 thousand, respectively. For the three and six months ended June 30, 2018 total rental payments made were $53 thousand and $107 thousand, respectively.

16. UNCONSOLIDATED JOINT VENTURE

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

Our share of the earnings for the three months ended June 30, 2019 and 2018 are $10 thousand and $35 thousand, respectively. Earnings for the six months ended June 30, 2019 and June 30, 2018 are $68 thousand and $49 thousand, respectively. During the three months ended June 30, 2019 and 2018, the Company collected total distributions of $56 thousand and $13 thousand, respectively, as a return on investment. During the six months ended June 30, 2019 and June 30, 2018, the Company collected total distributions of $114 thousand and $23 thousand, respectively.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statement of Operations:
Total net revenue	$48	$101	$196	$159
Total expenses	28	31	61	61
Net income	$20	$70	$135	$98
Comstock Holding Companies, Inc. share of net income	$10	$35	$68	$49

17. INCOME TAXES

For the three and six months ended June 30, 2019, the Company recognized no income tax expense for continuing operations primarily attributable to the Company’s federal and state Net Operating Losses (“NOL”s).

The Company currently has approximately $147 million in federal and state NOLs. If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change in ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired.

The Company has not recorded any accruals related to uncertain tax positions as of June 30, 2019 and 2018. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2015 through 2018 tax years remain subject to examination by federal and most state tax authorities.

18. SEGMENT DISCLOSURES

During the three and six months ended June 30, 2019 and 2018 we operated our business through our two segments: Asset Management, and Real Estate Services.

In our Asset Management segment, we focus on providing management services to a wide range of real estate assets and businesses that include a variety of commercial real estate uses, including apartments, hotels, office buildings, commercial garages, leased lands, retail stores, mixed-use developments, and urban transit-oriented developments. We have significant experience with construction, development, property and asset management services. The properties and businesses we currently manage are located primarily along the Washington, D.C. Metro Silver Line in Fairfax and Loudoun Counties, but we also manage projects in other jurisdictions within the states of Maryland and Virginia.

In our Real Estate Services segment, our experienced real estate services-based management team provides a wide range of real estate services in the areas of strategic corporate planning, capital markets, brokerage services, and environmental and design based services. Our environmental services group provides consulting, environmental studies, remediation services and provide site specific solutions for any project that may have an environmental impact, from environmental due diligence to site-specific assessments and remediation. This business line not only allows us to generate positive fee income from our highly qualified personnel but also serves as a potential catalyst for joint venture and acquisition opportunities. The Real Estate Services segment operates in the Mid-Atlantic Region.

The following table includes the Company’s two reportable segments of Asset Management and Real Estate Services for the three and six months ended June 30, 2019 and 2018. Certain revenues and expenses, reported within the homebuilding segment historically were reclassified to reflect the two operating segments as of June 30, 2019.

	Asset	Real Estate
	Management	Services	Total
Three Months Ended June 30, 2019
Gross revenue	$4,024	$898	$4,922
Gross profit (loss)	510	(11)	499
Net income (loss)	259	(353)	(94)
Total assets	3,923	3,396	7,319
Three Months Ended June 30, 2018
Gross revenue	$2,960	$494	$3,454
Gross profit (loss)	354	(182)	172
Net income (loss)	782	(466)	316
Total assets	3,730	3,645	7,375
Six Months Ended June 30, 2019
Gross revenue	$7,885	$1,626	$9,511
Gross profit	1,054	223	1,277
Net income (loss)	685	(339)	346
Total assets	3,923	3,396	7,319
Six Months Ended June 30, 2018
Gross revenue	$5,751	$941	$6,692
Gross profit	604	88	692
Net income (loss)	813	(326)	487
Total assets	3,730	3,645	7,375

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs. Gross profit is defined as revenue less cost of sales.

19. DISCONTINUED OPERATIONS

On April 30, 2019, The Company entered into a Master Transfer Agreement (the “MTA”) with Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of CHCI, and FR54, LC (“FR54”), an entity also controlled by Mr. Clemente, that sets forth certain transactions to complete CHCI’s previously announced exit from the homebuilding and land development business in favor of a migration to an asset management model. Refer to Note 14 – Consolidation of Variable Interest Entities and Note 20 – Subsequent Events for further discussion regarding the future accounting related to discontinued operations.

The carrying amount of the assets and liabilities from discontinued operations, which were included within the Homebuilding segment, have been reclassified from their historical balance sheet presentation to assets and liabilities from discontinued operations as follows:

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$2,766	$4,926
Restricted cash	1,090	1,231
Trade receivables	1,290	527
Real estate inventories	14,285	20,082
Other assets, net	1,236	1,102
TOTAL ASSETS	$20,667	$27,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	4,825	4,839
Notes payable - secured by real estate inventories, net of deferred financing charges	7,027	12,510
Income taxes payable	25	50
TOTAL LIABILITIES	11,877	17,399

The operating results of the discontinued operations that are reflected on the consolidated statement of operations within the net loss from discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Revenue—homebuilding	$6,845	$10,709	$13,614	$16,270
Revenue—real estate services	—	137	—	137
Total revenue	6,845	10,846	13,614	16,407
Expenses
Cost of sales—homebuilding	6,898	11,554	13,620	17,069
Impairment charges	—	216	-	774
Sales and marketing	67	204	181	423
General and administrative	19	—	20	—
Interest and real estate tax expense	—	—	—	61
Operating loss	(139)	(1,128)	(207)	(1,920)
Other income, net	—	6	—	5
Loss from discontinued operations before income taxes	(139)	(1,122)	(207)	(1,915)
Income tax expense	7	11	10	17
Net loss from discontinued operations	(146)	(1,133)	(217)	(1,932)
Net income attributable to non-controlling interests	13	185	313	280
Net loss attributable to Comstock Holding Companies, Inc.	(159)	(1,318)	(530)	(2,212)

20. SUBSEQUENT EVENTS

On July 23, 2019, the Comstock X operating agreement was amended to clarify certain definitions resulting in Comstock X no longer being considered a VIE of the Company. Therefore, the assets and liabilities of Comstock X will no longer be consolidated in the consolidated Balance Sheets of the Company commencing in the third quarter of 2019.

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

Overview

CHCI is a multi-faceted real estate development, asset management and real estate related services company that, since 1985, has designed, developed, constructed and managed several thousand residential units and millions of square feet of residential and mixed-use projects throughout the Washington, DC metropolitan market and in other key markets in the southeastern United States. In early 2018, CHCI transitioned its operating platform from being primarily focused on developing on-balance sheet, for-sale, homebuilding projects to being focused on commercial real estate development, asset management and real estate related services. In addition to providing real estate development, asset management, and property management services, CHCI provides development supply chain services, including capital markets, real estate brokerage, environmental consulting and design services in the Mid Atlantic Region. Anchoring the transition of CHCI is a long-term asset management agreement covering two of the largest transit-oriented, mixed-use developments in the Washington, DC area; Reston Station, a nearly 5 million square foot transit-oriented, mixed-use development located in Reston, VA, and Loudoun Station, a nearly 2.5 million square foot transit-oriented, mixed-use development in Ashburn, VA, as well as other additional development assets. Comstock’s substantial experience in entitling, designing, developing, and managing a diverse range of properties including apartments, single-family homes, townhomes, mid-rise condominiums, high-rise condominiums and mixed-use (residential and commercial) properties, as well as large scale commercial parking garages and infrastructure projects, has positioned the Comstock organization as a premier developer and real estate related service provider in the Mid Atlantic Region.

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

About Loudoun Station

Located at the terminus station on Metro’s Silver Line, minutes from Dulles International Airport, Loudoun Station represents Loudoun County’s first (and currently its only) Metro-connected development. Loudoun Station has approximately 700,000 square feet of mixed-use development completed, including hundreds of rental apartments, approximately 150,000 square feet of retail, restaurants, and entertainment venues, 50,000 square feet of Class-A office, and a 1,500+ space commuter parking garage. Approximately 2 million square feet of additional development is slated for Loudoun Station. Located adjacent to Metro’s Ashburn Station, the Loudoun Station neighborhood represents Loudoun County’s beginning transformation into a transit connected community with direct connectivity to Dulles International Airport, Reston, Tysons Corner and downtown Washington, DC. As Loudoun County’s only transit connected neighborhood, Loudoun Station has become the new downtown of Loudoun County in the Dulles Corridor.

 Our Business Strategy

On April 30, 2019, we completed our previously announced exit from homebuilding and land development in favor of a migration to an asset management model. The Company operates through two real estate focused platforms, CDS Asset Management ("CAM") and Comstock Real Estate Services ("CRES"). CAM provides real estate development, asset management, and property management services, while CRES provides development supply chain services, including capital markets, real estate brokerage, title services, environmental consulting and design services in the Mid-Atlantic Region.

We believe that Comstock's substantial experience in entitling, designing, developing, and managing a diverse range of properties including apartments, single-family homes, townhomes, mid-rise condominiums, high-rise condominiums and mixed-use (residential and commercial) properties, as well as large scale commercial parking garages and transit related projects, positions the CAM subsidiary to capitalize on commercial development and asset management opportunities in the Washington, DC region. Our CRES subsidiary is well positioned to capitalize on market opportunities related to providing development supply chain services, including capital markets, brokerage, environmental consulting and other real estate related services in the Mid-Atlantic Region.

In connection with our new strategy, and anchoring the transition of our operations, the Company has entered into the 2019 AMA. The 2019 AMA covers two large-scale, transit-oriented, mixed-use developments in the Washington, DC area; Reston Station, a multi-million square foot development located in Reston, VA, and Loudoun Station, a multi-million square foot development in Ashburn, VA, as well as a mixed-use development asset located in Herndon, VA. Separately, the Company also entered into fee-based management agreements with unrelated third parties in the states of Maryland and Virginia.

Pursuant to the 2019 AMA, CDS has engaged CAM to manage and administer the CDS commercial real estate portfolio (“CRE Portfolio”) and the day to-day operations of CDS and each property-owning subsidiary of CDS. Pursuant to the terms of the 2019 AMA, CAM provides investment advisory, development and asset management services related to the build out, lease-up and stabilization, and management of the CRE Portfolio. CDS pays the Company fees for the services provided by the Company in connection with the CDS portfolio of assets under management (“AUM”)  calculated on the greater of (i) a Cost-Plus Fee or (ii) a Market Rate Fee plus Supplemental Fees, thereby protecting the Company from incurring operating costs related to asset management services being provided to CDS in excess of fees collected during the transition, enabling the Company to expand its operating capabilities through the addition of qualified managers with experience in growing AUM and transitioning to market rate arrangement as the CRE Portfolio expands.

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

•

Alignment of Interests. We believe our new business strategy fosters a strong economic alignment of interests with our shareholders due to our Chief Executive Officer’s large economic interest in the Company and in the CRE Portfolio being managed by the Company pursuant to the 2019 AMA.

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

The Company’s various business units work in concert to leverage the collective skill sets of our organization. The talent and experience of our personnel allows workflow flexibility and a multitasking approach to managing various projects. We believe that our business network in the Mid-Atlantic Region provides us with a competitive advantage in sourcing and executing on investment opportunities.

While Comstock has previously developed numerous properties in multiple key markets throughout the southeastern United States, and our management team has experience managing large regional portfolios, we believe the Washington, DC MSA provides continued growth opportunity in our Asset Management segment in the near-term for several reasons, including the following:

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

Comstock has been focused on these emerging trends for more than a decade and the Company, through the 2019 AMA, controls the development and asset management of a significant CRE Portfolio at the forefront of the urban transformation taking place in the Dulles Corridor. With a stabilized portfolio and development pipeline that includes millions of square feet of mixed-use and transit-oriented properties located at key Metro stations in the Dulles Corridor, Comstock is well positioned to capitalize on trends that we believe will shape the future commercial real estate landscape.

 Results of Operations

Three and six months ended June 30, 2019 compared to three and six months ended June 30, 2018

Revenue – asset management

Revenue from asset management for the three and six months ended June 30, 2019 was $4.0 million and $7.9 million, respectively. Revenue from asset management for the three and six months ended June 30, 2018 was $3.0 million and $5.8 million, respectively. Revenue increased primarily due to increased headcount and other costs that are reimbursable from CDS under the 2019 AMA and recognized as revenue along with growth in our property management business and other asset management fee streams including the BMA.

On April 30, 2019, CDS Asset Management, L.C. (“CAM”), an entity wholly owned by the Company, entered into the 2019 AMA with CDS, which amends and restates in its entirety the asset management agreement between the parties dated March 30, 2018 with an effective date as of January 1, 2018. Pursuant to the 2019 AMA, CDS has engaged CAM to manage and administer CDS’s commercial portfolio (“CRE Portfolio”) and the day to-day operations of CDS and each property-owning subsidiary of CDS (collectively, the “CDS Entities”).

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

Revenue – real estate services

Revenue from real estate services for the three and six months ended June 30, 2019 was $0.9 million and $1.6 million, respectively. Revenue from real estate services for the three and six months ended June 30, 2018 was $0.5 million and $0.9 million respectively. The increase is primarily attributable to continued revenue growth within our Comstock Environmental business and closing on a financing transaction in during the three months ended June 30, 2019.

Cost of sales – asset management

Cost of sales – asset management for the three and six months ended June 30, 2019 was $3.5 million and $6.8 million, respectively. This increase of $0.9 million and $1.7 million, respectively, compared to the three and six months ended June 30, 2018 was primarily related to increased personnel expense from headcount increases as well as from the continued growth of our asset management operations.

Cost of sales – real estate services

Cost of sales – real estate services for the three and six months ended June 30, 2019 was $0.9 million and $1.4 million, respectively. This increase of $233 thousand to $550 thousand, respectively, compared to the three and six months ended June 30, 2018, primarily relates to our expanding footprint in the real estate consulting and environmental study fields.

General and administrative

General and administrative expenses for the three and six months ended June 30, 2019 increased by $109 thousand and $53 thousand, respectively, as compared to the three and six months ended June 30, 2018. General and administrative expenses were $477 thousand and $781 thousand for the three and six months ended June 30, 2019. The year-over-year increase is primarily attributable increased headcount and personnel costs, that are not reimbursable under the 2019 AMA, within our Asset Management and Real Estate Services segments.

Income taxes

For the three and six months ended June 30, 2019 the Company did not recognize income tax expense as a result of our unused NOL position.

Liquidity and Capital Resources

We finance our Asset Management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities and long-term debt. Pursuant to the MTA, the Company transferred to CDS management of its Class A membership interests in Investors X the entity owning CHCI’s residual homebuilding operations. The associated debt obligations were also transferred to CDS. See Note 9 in the accompanying consolidated financial statements for more details on our debt and credit facilities.

As of June 30, 2019, the Company had no notes that were set to mature through the end of 2019. As of August 14, 2019, the Company has successfully extended or repaid all obligations with Lenders through August 14, 2019, as more fully described in Note 9 - Debt.

Cash Flow

We finance our Asset Management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities and long-term debt. Pursuant to the MTA effective April 30, 2019, the Company transferred its Class A membership interests in Investors X and associated debt obligations to CDS in exchange for the priority distribution of the residual homebuilding operations. See Note 9 in the accompanying consolidated financial statements for more details on our debt and credit facilities.

Net cash used in investing activities attributable to continuing operations was immaterial for the six months ended June 30, 2019 and 2018.

Net cash used in financing activities attributable to continuing operations was immaterial for the six months ended June 30, 2019 and 2018.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended June 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Changes in Internal Control

In the second quarter of 2019 we identified a material weakness in our internal controls over financial reporting involving the accounting for various complex divestment transactions entered into in the second quarter relating to the winding down of our for-sale homebuilding operations.  While we performed a detailed accounting review of the transactions that included supplementing our internal resources by engaging an outside, third-party accounting firm for these significant transactions that were outside the normal course of business for the Company, we ultimately concluded that we did not arrive at the correct conclusion as to the accounting for such transactions.

To remediate the weakness described above, we are in process of expanding and improving our review processes for all new significant transactions that are outside the normal course of business for the Company, including implementing a more robust process surrounding the engagement of  outside resources as appropriate to assist in our analyses and determination of the accounting treatment over such future significant transactions.

No other changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 10 - Commitments and Contingencies to the accompanying consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: August 19, 2019	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2019	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)