Form 10-Q
period 2019-09-30
Comstock Holding Companies, Inc.
filed 2019-11-14
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-32375

Comstock Holding Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1164345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1886 Metro Center Drive, 4th Floor

Reston, Virginia 20190

(703) 230-1985

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock
Class A Common Stock	CHCI	NASDAQ Capital Market
Preferred Stock Purchase Rights		NASDAQ Capital Market

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

As of November 11, 2019, 7,747,075 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,598	$854
Trade receivables	954	973
Trade receivables - related parties	2,487	2,950
Other assets	235	362
Current assets of discontinued operations	-	7,786
Total current assets	5,274	12,925

Equity method investments carried at fair value	8,603	—
Fixed assets, net	244	221
Goodwill	1,702	1,702
Intangible assets, net	120	170
Lease right-of-use assets	128	—
Long term assets of discontinued operations	—	20,082
TOTAL ASSETS	$16,071	$35,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,396	$2,776
Deferred revenue	—	1,875
Notes payable - due to affiliates, unsecured, net of discount	4,981	4,903
Current liabilities of discontinued operations	—	4,889
Total current liabilities	7,377	14,443

Notes payable - secured, net of deferred financing charges	750	922
Notes payable - unsecured, net of deferred financing charges	595	595
Lease liabilities	128	—
Long term liabilities of discontinued operations	—	12,510
TOTAL LIABILITIES	8,850	28,470

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series C preferred stock $0.01 par value, 20,000,000 and 3,000,000 shares authorized, 3,440,690 and 2,799,848 issued and outstanding and liquidation preference of $17,203 and $13,999 at September 30, 2019 and December 31, 2018, respectively	$6,765	$7,193
Class A common stock, $0.01 par value, 59,779,750 and 11,038,071 shares authorized, 7,832,645 and 3,703,513 issued, and 7,747,075 and 3,617,943 outstanding at September 30, 2019 and December 31, 2018, respectively	78	37
Class B common stock, $0.01 par value, 220,250 shares authorized, issued and outstanding at September 30, 2019 and December 31, 2018	2	2
Additional paid-in capital	198,184	180,673
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(195,146)	(194,319)
TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY (DEFICIT)	7,221	(9,076)
Non-controlling interests	—	15,706
TOTAL EQUITY	7,221	6,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,071	$35,100

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Revenue—asset management	$4,293	$2,730	$12,178	$8,481
Revenue—real estate services	947	711	2,573	1,652
Total revenue	5,240	3,441	14,751	10,133
Expenses
operating expenses - asset management	3,710	2,458	10,541	7,605
operating expenses - real estate services	862	922	2,265	1,775
Sales and marketing	—	1	—	6
General and administrative	453	242	1,234	970
Operating income (loss)	215	(182)	711	(223)
Other income, net	—	36	16	117
Interest (expense)	(186)	(25)	(352)	(73)
(Loss) on equity method investments carried at fair value	(606)		(606)
(Loss) before income tax benefit	(577)	(171)	(231)	(179)
Income tax (benefit)	—	(445)	—	(940)
Net (loss) income from continuing operations	(577)	274	(231)	761
Net (loss) from discontinued operations, net of tax	(66)	(2,201)	(596)	(4,413)
Net (loss)	(643)	(1,927)	(827)	(3,652)

Income per share from continuing operations
Basic net income per share	$(0.07)	$0.07	$(0.04)	$0.21
Diluted net income per share	$(0.07)	$0.07	$(0.04)	$0.20
Loss per share from discontinued operations
Basic net loss per share	$(0.01)	$(0.59)	$(0.10)	$(1.20)
Diluted net loss per share	$(0.01)	$(0.55)	$(0.10)	$(1.15)

Basic weighted average shares outstanding	7,954	3,759	6,159	3,684
Diluted weighted average shares outstanding (continuing operations)	7,954	3,975	6,159	3,826
Diluted weighted average shares outstanding (discontinued operations)	7,954	3,975	6,159	3,826

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Series C						Additional			Non-
	Preferred Stock		Class A		Class B		paid-in	Treasury	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	deficit	interest	Total
Balance at December 31, 2017	579	442	3,295	$33	220	$2	$177,612	$(2,662)	$(189,803)	$16,987	$2,611
Stock compensation and issuances	—	—	104	1	—	—	135	—	—	—	136
Net (loss) income	—	—	—	—	—	—	—	—	(723)	95	(628)
Balance at March 31, 2018	579	442	3,399	34	220	2	177,747	(2,662)	(190,526)	17,082	2,119
Stock compensation and issuances	—	—	291	3	—	—	108	—	—	—	111
Series C preferred conversion of CGF I & II	—	—	—	—	—	—	3,156	—	—	—	3,156
Net (loss) income	—	—	—	—	—	—	—	—	(1,003)	184	(819)
Balance at June 30, 2018	579	442	3,690	37	220	2	181,011	(2,662)	(191,529)	17,266	4,567
Stock compensation and issuances	—	—	(7)	—	—	—	117	—	—	—	117
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	(1,750)	(1,750)
Series C preferred conversion of CGF I & II	2,221	6,751	—	—	—	—	(445)	—	—	—	6,306
Net (loss) income	—	—	—	—	—	—	—	—	(1,927)	314	(1,613)
Balance at September 30, 2018	2,800	$7,193	3,683	$37	220	$2	$180,683	$(2,662)	$(193,456)	$15,830	$7,627

	Series C						Additional			Non-
	Preferred Stock		Class A		Class B		paid-in	Treasury	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	deficit	interest	Total
Balance at December 31, 2018	2,800	$7,193	3,703	$37	220	$2	$180,673	$(2,662)	$(194,319)	$15,706	$6,630
Stock compensation and issuances	—	—	56	—	—	—	96	—	—	—	96
Shares withheld related to net share settlement of restricted stock awards	—	—	(10)	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	—	—	—	69	300	369
Balance at March 31, 2019	2,800	7,193	3,749	37	220	2	180,769	(2,662)	(194,250)	16,006	7,095
Stock compensation and issuances	—	—	44	1	—	—	156	—	—	—	157
Shares withheld related to net share settlement of restricted stock awards	—	—	(2)	—	—	—	—	—	—	—	—
Warrant exercises	—	—	200	2	—	—	358	—	—	—	360
Class A stock conversion of non-controlling interest	—	—	3,824	38	—	—	16,050	—	—	(16,019)	69
Series C conversion of non-controlling interest	641	(428)	—	—	—	—	—	—	—	—	(428)
Net (loss) income	—	—	—	—	—	—	—	—	(253)	13	(240)
Balance at June 30, 2019	3,441	6,765	7,815	78	220	2	197,333	(2,662)	(194,503)	—	7,013
Stock compensation and issuances	—	—	17	—	—	—	169	—	—	—	169
Gain on deconsolidation of discontinued operations	—	—	—	—	—	—	682	—	—	—	682
Net (loss) income	—	—	—	—	—	—	—	—	(643)	—	(643)
Balance at September 30, 2019	3,441	$6,765	7,832	$78	220	$2	$198,184	$(2,662)	$(195,146)	$-	$7,221

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities attributable to continuing operations:
Net (loss)	$(827)	$(3,652)
(Loss) from discontinued operations	(596)	(4,413)
Net (loss) income from continuing operations	$(231)	$761
Adjustment to reconcile net income from continuing operations to net cash provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	158	156
Deferred income tax benefit	—	(940)
Amortization and depreciation expense	103	16
Earnings from unconsolidated joint venture, net of distributions	9	20
Stock compensation	345	260
Change in fair value of equity method investment	606	—
Changes in operating assets and liabilities:
Trade receivables	482	(1,908)
Other assets	91	(835)
Accrued interest	(1)	(363)
Accounts payable and accrued liabilities	(2,150)	3,555
Net cash provided by operating activities of discontinued operations	7,429	10,704
Net cash provided by operating activities	6,841	11,426
Cash flows from investing activities attributable to continuing operations:
Purchase of fixed assets	(126)	(73)
Distributions from equity method investment	100	—
Principal received on note receivable	27	29
Net cash provided by (used in) investing activities	1	(44)
Cash flows from financing activities attributable to continuing operations:
Proceeds from notes payable	—	46
Payments on notes payable	(172)	(2,764)
Payments on loan financing costs	(28)	—
Distributions to non-controlling interests	—	(1,750)
Taxes paid related to net share settlement of equity awards	6	3
Net cash used in financing activities of discontinued operations	(5,904)	(3,393)
Net cash used in financing activities	(6,098)	(7,858)
Net increase in cash, restricted cash and cash equivalents	744	3,524
Cash, restricted cash and cash equivalents, beginning of period	854	192
Cash, restricted cash and cash equivalents, end of period	$1,598	$3,716

Supplemental cash flow information:
Interest paid, net of interest capitalized	$(246)	$(318)
Supplemental disclosure for non-cash investing and financing activities:

Issuance of Series C Preferred Stock upon conversion of CGF I & II	$—	$6,751
Extinguishment of notes payable-due to affiliates, net of discount	$—	$(10,402)

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock”, “CHCI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and applicable other rules and regulations of the Securities and Exchange Commission (“SEC”). Such financial statements do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has included all necessary adjustments and disclosures. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted real estate development and services company primarily focused in the Washington, D.C. Metropolitan Statistical Area. In 2018, the Company made a strategic decision to transform its operating platform from being primarily focused on developing on-balance sheet, for-sale, homebuilding projects to being focused on commercial real estate development, asset management and real estate related services. On April 30, 2019 the Company announced the exit from the homebuilding business. Moving forward, the Company will operate through two primary real estate focused platforms – CDS Asset Management, LC (“CAM” or “Manager”) and Comstock Real Estate Services, LC (“CRES”). References in these consolidated financial statements on Form 10-Q to “Comstock,” “Company”, “CAM”, “CRES”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

The Company’s Class A common stock is traded on the NASDAQ Capital Market under the symbol “CHCI”.

Throughout this quarterly report on Form 10-Q, amounts are in thousands, except per share data, number of units, or as otherwise noted.

The Consolidated Balance Sheet as of December 31, 2018 was derived from the audited financial statements contained in the 2018 Form10-K.

For the three and nine months ended September 30, 2019 and 2018, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

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

On April 30, 2019, The Company entered into a Master Transfer Agreement (the “MTA”) with Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of CHCI, and FR54, LC (“FR54”), an entity also controlled by Mr. Clemente, that sets forth certain transactions to complete CHCI’s exit from the homebuilding and land development business in favor of a migration to an asset management model. Pursuant to the MTA, the Company issued 1,220,000 shares of series C preferred shares and 3,100,000 shares of Class A common stock to CDS as consideration for the management of and its Class B membership interest in Comstock Investors X, L.C. (“Investors X”), a Variable Interest Entity (“VIE”) that owns the Company’s residual homebuilding operations. Additionally, pursuant to the MTA, FR54 transferred 579,158 shares of CHCI Series C Stock to the Company, which were immediately cancelled, in exchange for the issuance of 723,947 newly issued shares of the Company’s Class A common stock. As a result of the MTA, the Company determined that Investors X is considered held for sale effective April 30, 2019 and Investors X activities have been reclassified to discontinued operations in the accompanying consolidated financial statements. On July 23, 2019, the Investors X operating agreement was amended to clarify certain definitions resulting in Investors X no longer being considered a VIE of the Company and therefore the deconsolidation of Investors X as of that date. Refer to Note 3 – Equity Method Investments Carried at Fair Value and Note 15 – Consolidation of Variable Interest Entities for further discussion regarding the accounting related to this transaction.

On April 30, 2019, CAM, an entity wholly owned by the Company, also entered into an amended and restated master asset management agreement (the “2019 AMA”) with CDS, which amends and restates in its entirety the asset management agreement between the parties dated March 30, 2018 with an effective date as of January 1, 2018. Pursuant to the 2019 AMA, CDS will engage CAM to manage and administer CDS’ commercial real estate portfolio (“CRE Portfolio”) and the day to-day operations of CDS and each property-owning subsidiary of CDS (collectively, the “CDS Entities”).

Pursuant to the terms of the 2019 AMA, CAM will provide investment advisory, development and asset management services necessary to build out, stabilize and manage the CRE Portfolio. The CRE Portfolio consists primarily of two transit-oriented, mixed-use developments located at metro stops on Washington D.C. Metro’s Silver Line (Reston Station and Loudoun Station), which are controlled by Mr. Clemente. Pursuant to the modified fee structure set forth in the 2019 AMA, CDS will pay CAM an annual fee equal to the greater of either (i) an aggregate amount equal to the sum of (a) an asset management fee equal to 2.5% of the CRE Portfolio revenues; (b) a construction management fee equal to 4% of all costs associated with CRE Portfolio projects in development; (c) a property management fee equal to 1% of the CRE Portfolio revenues, (d) an acquisition fee equal to up to 0.5% of the purchase price of an acquired asset; and (f) a disposition fee equal to 0.5% of the sales price of an asset on disposition (collectively the “Market Rate Fee”); or (ii) an aggregate amount equal to the sum of (x) the employment expenses of personnel dedicated to providing services to the CRE Portfolio pursuant to the 2019 AMA, (y) the costs and expenses of CHCI related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations of a public company, and (z) a fixed annual payment of $1,000,000 (collectively the “Cost Plus Fee”).

In addition to the annual payment of either the Market Rate Fee or the Cost Plus Fee; CAM is also entitled on an annual basis to the following supplemental 2019 AMA fees; (i) an incentive fee equal to 10% of the free cash flow of each of the real estate assets comprising the CRE Portfolio after calculating a compounding preferred return of 8% on CDS invested capital (the “Incentive Fee”); (ii) an investment origination fee equal to 1% of raised capital, (iii) a leasing fee equal to $1.00/sf for new leases and $.50/sf for renewals; and (iv) mutually agreeable loan origination fees related to the CRE Portfolio.

The 2019 AMA will terminate on December 31, 2027 (“Initial Term”), and will automatically renew for successive additional one-year terms (each an “Extension Term”) unless CDS delivers written notice of non-renewal of the 2019 AMA at least 180 days prior to the termination date of the Initial Term or any Extension Term. Twenty-four months after the effective date of the 2019 AMA, CDS is entitled to terminate the 2019 AMA without cause upon 180 days advance written notice to CAM. In the event of such a termination and in addition to the payment of any accrued annual fees due and payable as of the termination date under the 2019 AMA, CDS is required to pay a termination fee equal to (i) the Market Rate Fee or the Cost Plus Fee paid to CAM for the calendar year immediately preceding the termination , and (ii) a one-time payment of the Incentive Fee as if the CRE Portfolio were liquidated for fair market value as of the termination date; or the continued payment of the Incentive Fee as if a termination had not occurred.

On April 30, 2019, CAM also entered into a Business Management Agreement (the “Management Agreement”) with Investors X, an entity owned and controlled by CDS subsequent to the ownership transfer transactions set forth in the MTA, whereby CAM will provide Investors X with asset and professional services related to the wind down of the Company’s divested homebuilding operations and the continuation of services related to the Company’s divested land development activities. The aggregate fee payable to CAM from Investors X under the Management Agreement is $937,500, payable in fifteen quarterly installments of $62,500 each.

During the third quarter of 2019 CAM entered into a Business Management Agreement (the “BMA”) with CDS. The effective date of the BMA is July 1, 2019.  The purpose of the BMA is for the Manager to provide asset management services related to real property located in Monteverde, Florida consisting of single-family home sites, residential condominiums, golf course and other various amenities and venues (the “Property”) in which CDS maintains an asset management relationship with the owner of the Property.  Pursuant to the BMA, CDS will pay the Manager (i) an annual fee in the amount of $337,500 as a Management Fee and (ii) reimbursable expenses of the Manager not to exceed $15,000 per month.

Use of Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts for the reporting periods. We base these estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate these estimates and judgments on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Material estimates are utilized in the valuation of deferred tax assets, analysis of goodwill impairment, valuation of equity-based compensation, valuation of preferred stock issuances, capitalization of costs, consolidation of variable interest entities and fair value of financial instruments (including the fair value of the equity method investment).

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

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. ASU 2018-13 removes the following disclosure requirements: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (ii) the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: (i) provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future, (ii) disclose changes in unrealized gains and losses related to Level 3 measurements for the period included in other comprehensive income, and (iii) disclose for Level 3 measurements the range and weighted average of the significant unobservable inputs and the way it is calculated. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements other than additional disclosure requirements.

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

We assessed other accounting pronouncements issued or effective during the nine months ended September 30, 2019 and deemed they were either not applicable to us or are not anticipated to have a material effect on our consolidated financial statements. Other standards previously issued and adopted by the Company have been disclosed in previous filings.

2. TRADE RECEIVABLES & TRADE RECEIVABLES – RELATED PARTIES

Trade receivables include amounts due from real estate services, asset management and commercial development. There is no allowance for doubtful accounts recorded. As of September 30, 2019 and December 31, 2018 the Company had $954 thousand and $973 thousand, respectively, of trade receivables.

As of September 30, 2019, and December 31, 2018, the Company had $2.5 million and $3.0 million, respectively, of receivables from related parties, primarily related to the AMA.

3. EQUITY METHOD INVESTMENTS CARRIED AT FAIR VALUE

The Company has elected to account for the equity method investment in Investors X at fair value. Fair Value is determined using a discounted cash flow model based on expected future cash flows for income and realization events of the underlying asset. Expected future cash flows includes contractually fixed revenues and expenses as well as estimates for future revenues and expenses where contracts do not currently exist. Fair value of equity method investments are classified as Level 3 of the fair value hierarchy. Changes in fair value of equity method investments under the fair value option are recorded in the Statement of Operations.

The fair value of the Company’s investment in Investors X was $9.3 million as of the July 23, 2019 deconsolidation. As of September 30, 2019 the fair value of the Company’s investment in Investors X is $8.6 million. CHCI received a distribution of $100 thousand during the third quarter of 2019 and recognized a loss in fair value of $606 thousand due to lower estimated cash flows from a project in the Investors X portfolio.

4. GOODWILL & INTANGIBLES

On July 17, 2017, Comstock Environmental, an entity wholly owned by CDS Capital Management, L.C., a subsidiary of Comstock, purchased all of the business assets of Monridge Environmental, LLC for $2.3 million. Comstock Environmental operates in Maryland, Pennsylvania, New Jersey, and Delaware as an environmental services company, providing consulting, remediation, and other environmental services.

Goodwill represents the excess of the acquisition purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the acquisition date, goodwill consisted primarily of synergies resulting from the combination, expected expanded opportunities for growth and production, and savings in corporate overhead costs. As of September 30, 2019 and December 31, 2018, the balance of goodwill was $1.7 million. This goodwill is reflected within our Real Estate Services segment

Intangible assets are comprised of customer relationships which have an amortization period of four years. During the three and nine months ended September 30, 2019 and September 30, 2018, $17 thousand and $50 thousand of intangible asset amortization, respectively, was recorded in ‘General and administrative’ expense on the Consolidation Statements of Operations.

	September 30,	December 31,
	2019	2018
Intangibles	268	268
Less: accumulated amortization	(148)	(98)
	$120	$170

As of September 30, 2019, the future estimated amortization expense related to these intangible assets was:

Amortization
Expense
2019 (3 months ended December 31, 2019)	$17
2020	67
2021	36
Total	$120

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

ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's leases are generally not determinable; therefore, the Company's incremental borrowing rate of 6.5% is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The incremental borrowing rate is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of ASC 842.

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

Maturities of lease liabilities as of September 30, 2019 are as follows:

Operating Leases
2019 (3 months ended December 31)	$16
2020	59
2021	54
2022	9
Total lease payments	138
Less: imputed interest	10
Present Value of lease liabilities	$128

As of September 30, 2019, operating lease payments include $108 thousand related to options to extend lease terms that are reasonably certain of being exercised. The Company does not have any lease liabilities which have not yet commenced as of September 30, 2019.

6. OTHER ASSETS

Other assets, net consist of the following:

	September 30,	December 31,
	2019	2018
Prepaid assets	$131	$218
Prepaid insurance	36	45
Other	68	99
	$235	$362

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Trade and accrued payables	$687	$1,380
Accrued personnel costs	1,709	1,396
	$2,396	$2,776

8. CONTRACT LIABILITIES

Progress payment balances in excess of revenue recognized, as well as advance payments received from customers, are classified as contract liabilities on the consolidated balance sheet in the financial statement line item titled “Deferred revenue.”

Contract liabilities consisted of the following:

	September 30,	December 31,
	2019	2018
Contract Liabilities: Customer Deposits and Deferred Revenue
Asset Management - Deferred revenue	—	1,875
Total Contract Liabilities	$—	$1,875

Asset Management – Deferred revenue relate to the AMA executed on March 30, 2018 and effective January 2, 2018. See Note 16 – Related Party Transactions for details regarding this transaction and details regarding the amendment executed in April 2019.

9. REVENUE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue by customer
Related party	$4,235	$2,672	$12,206	$8,394
Commercial	1,005	769	2,545	1,739
Total Revenue by customer	$5,240	$3,441	$14,751	$10,133

Revenue by contract type
Fixed-price	$495	$163	$1,536	$267
Cost-plus	3,845	2,566	10,956	8,213
Time and Material	900	712	2,259	1,653
Total Revenue by contract type	$5,240	$3,441	$14,751	$10,133

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

10. DEBT

As of September 30, 2019, notes payable consisted of the following:

	September 30,	December 31,
	2019	2018
Secured financing, net of deferred financing charges	$750	$922
Notes payable- due to affiliates, unsecured, net of $0.7 million and $0.8 million discount and unamortized deferred financing charges, respectively	4,981	4,903
Unsecured financing, net of deferred financing charges	595	595
Total notes payable	$6,326	$6,420

As of September 30, 2019, net maturities and/or curtailment obligations of all borrowings are as follows:

2019	$—
2020	4,981
2021	—
2022	1,315
2023 and thereafter	30
Total	$6,326

As of September 30, 2019, the Company had no credit facilities or project related loans scheduled to mature during the remainder of 2019.

Secured financing

As of September 30, 2019 and December 31, 2018, the Company had two secured loans related to Comstock Environmental. One loan was used to finance the acquisition of Comstock Environmental, and carries a fixed interest rate of 6.5%, with a maturity date of October 17, 2022. At September 30, 2019 and December 31, 2018, this financing had an outstanding balance of $720 thousand and $874 thousand, respectively. Comstock Environmental has an additional secured loan with an outstanding balance of $30 thousand as of September 30, 2019 and an outstanding balance of $34 thousand as of December 31, 2018 to fund the purchase of an asset used in the business. This financing is secured by the assets of Comstock Environmental and is guaranteed by our Chief Executive Officer.

During 2018, the Company opened a secured line of credit with a maximum capacity of $0.2 million, which was paid in full during the three months ended March 31, 2019. Interest charged on this line of credit was based on the prime rate plus 2.50%. As of December 31, 2018, there was $13 thousand of principal and interest outstanding on this line of credit, and the interest rate was 6.75%.

Unsecured financing

As of September 30, 2019 and December 31, 2018, the Company had one unsecured seller-financed promissory note with an outstanding balance of $595 thousand. This financing carries an annual interest rate of LIBOR plus 3% and has a maturity date of July 17, 2022. This loan has $50 thousand due on the third and fourth loan anniversary dates with the remainder due at maturity. At September 30, 2019 and December 31, 2018, the interest rate was 5.0% and 6.0%, respectively.

Notes payable to affiliate – unsecured

Comstock Growth Fund

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three-year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, the Company entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to CDS. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the Comstock Growth Fund promissory note. Concurrently, the face amount of the CGF Note was reduced to $5.7 million as of the Effective Date. The loan bears interest at a fixed rate of 10% per annum. Interest payments are made monthly in arrears. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $5.0 million and $4.9 million of outstanding borrowings and accrued interest under the CGF loan, net of discounts, as of September 30, 2019 and December 31, 2018. The maturity date for the CGF loan is April 16, 2020.

For the three and nine months ended September 30, 2019, the Company made interest payments of $0.1 million and $0.4 million, respectively.  For the three and nine months ended September 30, 2018, the Company made interest payments of $0.2 million and $0.5 million, respectively.

During the three and nine months ended September 30, 2019 and 2018, the Company did not make principal payments for the CGF loan.

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

12. FAIR VALUE DISCLOSURES

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

	September 30,	December 31,
	2019	2018
Carrying amount	$6,326	$6,420
Fair value	$6,059	$6,224

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In connection with the CGF I and CGF II conversions discussed in Note 10 – Debt and Note 16 – Related Party Transactions, we issued 2,220,690 shares of Series C Non-Convertible Preferred Stock with a liquidation preference of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature. The Company recorded these shares based on the fair value calculation on the effective date of the agreement. The Company used various assumptions and inputs such as current market condition and financial position in calculating the fair value of the Series C Preferred Stock by back solving from the Company’s equity value using the option pricing and the probability-weighted expected return models, adjusted for marketability of the Series C Preferred Stock.

The Company may also value its non-financial assets and liabilities, including items such as long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.

13. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three months ended September 30, 2019, the Company issued no stock options and 12,085 restricted stock awards to employees. During the nine months ended September 30, 2019, the Company issued 114,431 stock options and 254,336 restricted stock awards to employees. During the three and nine months ended September 30, 2018, the Company issued 23,504 and 83,504 stock options, respectively. No restricted stock awards to employees were issued during the three and nine months ended September 30, 2018.

Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. The following table reflects the statements of operations line items for stock-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales - Real Estate Services	$23	$—	$61	$80
Expense - General and administrative	111	84	279	159
	134	84	340	239

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

As of September 30, 2019, the weighted-average remaining contractual term of unexercised stock options was 8 years. As of September 30, 2019, and December 31, 2018, there was $0.7 million and $0.3 million, respectively, of unrecognized compensation cost related to stock options and restricted stock awards.

The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

14. INCOME (LOSS) PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted (loss) income for continuing and discontinued operations per share for the three and nine months ended September 30, 2019 and 2018 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and nine months ended September 30, 2019 and 2018 are included in the diluted income (loss) per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

The following share equivalents have been excluded from the continued operations dilutive share computation for the three and nine months ended September 30, 2019 and 2018 as their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock awards	148	—	148	—
Stock options	295	335	268	439
Warrants	616	459	575	568
	1,059	794	991	1,007

The following share equivalents have been excluded from the discontinued operations dilutive share computation for the three and nine months ended September 30, 2019 and 2018 as their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock awards	148	-	148	-
Stock options	295	335	268	439
Warrants	616	459	575	568
	1,059	794	991	1,007

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

Consolidated Real Estate Inventories in assets of discontinued operations

Included within the Company’s assets of discontinued operations are real estate inventories at December 31, 2018 that are determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of the Company’s majority voting rights and complete operational control of these entities.

The Company evaluated Investors X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. As a result of the MTA, the Company determined thatInvestors X is considered held for sale effective April 30, 2019 and Investors X activities have been reclassified to discontinued operations in the accompanying consolidated financial statements.

On July 23, 2019, the Investors X operating agreement was amended to clarify certain definitions resulting in Investors X no longer being considered a VIE of the Company. Therefore, the assets and liabilities of Investors X were deconsolidated effective July 23, 2019 in the consolidated Balance Sheets of the Company.

16. RELATED PARTY TRANSACTIONS

Master Transfer Agreement

On April 30, 2019, the Company entered into the MTA with CDS and FR54, that sets forth a series of transactions that completed CHCI’s previously announced exit from the homebuilding and land development business in favor of a migration to an asset management model.  Refer to Note 1 – Organization and Basis of Presentation and Note 15 – Consolidation of Variable Interest Entities.

Asset Management Agreement

On April 30, 2019, CAM entered into the 2019 AMA with CDS, which amends and restates in its entirety the asset management agreement between the parties dated March 30, 2018 with an effective date as of January 1, 2018. Pursuant to the 2019 AMA, CDS will engage CAM to manage and administer CDS’ commercial real estate portfolio (“CRE Portfolio”) and the day to-day operations of CDS and each property-owning subsidiary of CDS (collectively, the “CDS Entities”).

Business Management Agreement

On April 30, 2019, CAM entered into the Management Agreement with Investors X, whereby CAM will provide Investors X with asset and professional services related to the wind down of the Company’s divested homebuilding operations and the continuation of services related to the Company’s divested land development activities. The aggregate fee payable to CAM from Investors X under the Management Agreement is $937,500, payable in fifteen quarterly installments of $62,500 each.

Business Management Agreement

CAM (“Manager”), entered into a Business Management Agreement (the “BMA”) with CDS.  The effective date of the BMA is July 1, 2019.  The purpose of the BMA is for the Manager to provide asset management services related to real property located in Monteverde, Florida consisting of single-family home sites, residential condominiums, golf course and other various amenities and venues (the “Property”) in which CDS maintains an asset management relationship with the owner of the Property.  Pursuant to the BMA, CDS will pay the Manager (i) an annual fee in the amount of $337,500 as a Management Fee and (ii) reimbursable expenses of the Manager not to exceed $15,000 per month.

Private Placements and Promissory Notes

On December 29, 2015, Comstock Growth Fund II, L.C. (“CGF II”), an administrative entity managed by the Company, was created for the purpose of extending loans to the Company. CGF II entered into a subscription agreement with CDS pursuant to which CDS purchased membership interests in CGF II for an initial aggregate principal amount of $5.0 million (the “CGF II Private Placement”). Also on December 29, 2015, the Company entered into a revolving line of credit promissory note with CGF II whereby CGF II made a loan to the Company in the initial principal amount of $5.0 million. On May 23, 2018, the Company entered into a Note Exchange and Subscription Agreement (the “Note Exchange Agreement”) in which a note (“CGF2 Note”) with an outstanding principal and accrued interest balance of $3.7 million was exchanged for 738,390 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to CGF II, a Company wholly owned by our Chief Executive Officer. The CGF2 Note was cancelled in its entirety effective as of the Effective Date.

See Note 10 for a summary of the Investors X Private Placement which involved certain of our officers and directors and Note 15 to the consolidated financial statements for further description of the CGF Private Placement.

Lease for Corporate Headquarters

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our CEO. Future minimum lease payments under this lease, which expires on September 30, 2020, are $569 thousand.

For each of the three and nine months ended September 30, 2019 total rental payments made were $153 thousand and $452 thousand, respectively. For the three and nine months ended September 30, 2018 total rental payments made were $163 thousand and $381 thousand, respectively.

17. UNCONSOLIDATED JOINT VENTURE

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

Our share of the earnings for the three months ended September 30, 2019 and September 30, 2018 are $48 thousand and $30 thousand, respectively. Earnings for the nine months ended September 30, 2019 and September 30, 2018 are $115 thousand and $79 thousand, respectively. During the three months ended September 30, 2019 and September 30, 2018, the Company collected total distributions of $10 thousand and $36 thousand, respectively, as a return on investment. During the nine months ended September 30, 2019 and September 30, 2018, the Company collected total distributions of $124 thousand and $59 thousand, respectively.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statement of Operations:
Total net revenue	$122	$87	$318	$246
Total expenses	27	28	88	89
Net income	$95	$59	$230	$157
Comstock Holding Companies, Inc. share of net income	$48	$30	$115	$79

18. INCOME TAXES

For the three and nine months ended September 30, 2019, the Company recognized no income tax expense due to incurring a net loss for the three and nine months ended September 30, 2019. The effective tax rate is zero.

For the three and nine months ended September 30, 2018, the Company recognized income tax benefit of $0.4 million and $0.9 million, respectively, related to the conversion of CGF I & CGF II to Series C Preferred Stock. The effective tax rate at September 30, 2018 is (0.59)%.

The Company currently has approximately $160 million in federal and state NOLs. If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change in ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired.

The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Income Taxes. The Company has not recorded any accruals related to uncertain tax positions as of September 30, 2019 and 2018. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2015 through 2018 tax years remain subject to examination by federal and most state tax authorities.

19. SEGMENT DISCLOSURES

Subsequent to July 23, 2019 we operate our business through our two segments: Asset Management, and Real Estate Services.

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

The following table includes the Company’s two reportable segments of Asset Management and Real Estate Services for the three and nine months ended September 30, 2019 and September 30, 2018. Certain revenues and expenses, reported within the homebuilding segment historically were reclassified to reflect the two operating segments as of September 30, 2019.

	Asset	Real Estate
	Management	Services	Total
Three Months Ended September 30, 2019
Gross revenue	$4,293	$947	$5,240
Gross profit (loss)	583	85	668
Net income (loss)	(369)	(208)	(577)
Total assets	12,131	3,784	15,915
Three Months Ended September 30, 2018
Gross revenue	$2,730	$711	$3,441
Gross profit (loss)	272	(210)	62
Net income (loss)	730	(456)	274
Total assets	3,363	3,965	7,328
Nine Months Ended September 30, 2019
Gross revenue	$12,178	$2,573	$14,751
Gross profit	1,637	308	1,945
Net income (loss)	316	(547)	(231)
Total assets	12,131	3,784	15,915
Nine Months Ended September 30, 2018
Gross revenue	$8,481	$1,652	$10,133
Gross profit	876	(123)	753
Net income (loss)	1,543	(782)	761
Total assets	3,363	3,965	7,328

The Company allocates sales, marketing and general and administrative expenses to the individual segments based upon specifically allocable costs. Gross profit is defined as revenue less cost of sales.

20. DISCONTINUED OPERATIONS

On April 30, 2019, the Company entered into a Master Transfer Agreement (the “MTA”) with Comstock Development Services, LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of the Company, and FR54, LC (“FR54”), an entity also controlled by Mr. Clemente, that sets forth certain transactions to complete the Company’s previously announced exit from the homebuilding and land development business in favor of a migration to an asset management model. Refer to Note 15 – Consolidation of Variable Interest Entities for further discussion regarding the accounting related to discontinued operations.

The carrying amount of the assets and liabilities from discontinued operations, which were included within the Company’s prior Homebuilding segment, have been reclassified from their historical balance sheet presentation to assets and liabilities from discontinued operations as follows:

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$—	$4,926
Restricted cash	—	1,231
Trade receivables	—	527
Real estate inventories	—	20,082
Other assets, net	—	1,102
TOTAL ASSETS	$—	$27,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	—	4,839
Notes payable - secured by real estate inventories, net of deferred financing charges	—	12,510
Income taxes payable	—	50
TOTAL LIABILITIES	—	17,399

The operating results of the discontinued operations that are reflected on the consolidated statement of operations within the net income (loss) from discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Revenue—homebuilding	$1,305	$11,497	$14,919	$27,767
Revenue—real estate services	—	1	—	138
Total revenue	1,305	11,498	14,919	27,905
Expenses
Cost of sales—homebuilding	1,281	11,727	14,901	28,796
Impairment charges	—	1,354	—	2,128
Sales and marketing	89	280	270	703
General and administrative	1	—	21	—
Interest and real estate tax expense	—	13	—	74
Operating (loss)	(66)	(1,876)	(273)	(3,796)
Other (loss), net	—	(5)	—	—
(Loss) from discontinued operations before income taxes	(66)	(1,881)	(273)	(3,796)
Income tax expense	—	6	10	23
Net (loss) from discontinued operations	(66)	(1,887)	(283)	(3,819)
Net income attributable to non-controlling interests	—	314	313	594
Net (loss) attributable to Comstock Holding Companies, Inc.	(66)	(2,201)	(596)	(4,413)

21. SUBSEQUENT EVENTS

On October 8, 2019 and October 21, 2019, the Company submitted an at-risk earnest money deposit in the cumulative amount of $1,500,000 (the “Deposit”) as part of its investment in a single-asset entity controlled by CDS. The Deposit is related to the entry into a purchase and sale agreement for the acquisition of a stabilized commercial office building located in Arlington County, Virginia (the “Property”).  Closing on the purchase of the Property, if consummated, is estimated to occur prior to the end of the fourth quarter of 2019 and it is expected that the Property will become a managed asset of the Company.

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

Overview

The Company is a multi-faceted real estate development, asset management and real estate related services company that, since 1985, has designed, developed, constructed and managed several thousand residential units and millions of square feet of residential and mixed-use projects throughout the Washington, DC metropolitan market and in other key markets in the southeastern United States. In early 2018, the Company transitioned its operating platform from being primarily focused on developing on-balance sheet, for-sale, homebuilding projects to being focused on commercial real estate development, asset management and real estate related services. In addition to providing real estate development, asset management, and property management services, the Company provides development supply chain services, including capital markets, real estate brokerage, environmental consulting and design services in the Mid Atlantic Region. Anchoring the transition of the Company is a long-term asset management agreement covering two of the largest transit-oriented, mixed-use developments in the Washington, DC area; Reston Station, a nearly 5 million square foot transit-oriented, mixed-use development located in Reston, VA, and Loudoun Station, a nearly 2.5 million square foot transit-oriented, mixed-use development in Ashburn, VA, as well as other additional development assets. Comstock’s substantial experience in entitling, designing, developing, and managing a diverse range of properties including apartments, single-family homes, townhomes, mid-rise condominiums, high-rise condominiums and mixed-use (residential and commercial) properties, as well as large scale commercial parking garages and infrastructure projects, has positioned the Comstock organization as a premier developer and real estate related service provider in the Mid Atlantic Region.

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

Our Business Strategy

On April 30, 2019, we completed our exit from homebuilding and land development in favor of a migration to an asset management model. The Company operates through two real estate focused platforms, CDS Asset Management ("CAM") and Comstock Real Estate Services ("CRES"). CAM provides real estate development, asset management, and property management services, while CRES provides development supply chain services, including capital markets, real estate brokerage, title services, environmental consulting and design services in the Mid-Atlantic Region.

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

While Comstock has previously developed numerous properties in multiple key markets throughout the southeastern United States, and our management team has experience managing large regional portfolios, we believe the Washington, DC Metropolitan Statistical Area (“MSA”) provides continued growth opportunity in our Asset Management segment in the near-term for several reasons, including the following:

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

Results of Operations

Three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018

Revenue – asset management

Revenue from asset management for the three and nine months ended September 30, 2019 was $4.3 million and $12.2 million, respectively. Revenue from asset management for the three and nine months ended September 30, 2018 was $2.7 million and $8.5 million, respectively. Revenue increased primarily due to increased headcount and other costs that are reimbursable from CDS under the 2019 AMA and recognized as revenue along with growth in our property management business and other asset management fee streams including the BMA.

On April 30, 2019, CAM, an entity wholly owned by the Company, entered into the 2019 AMA with CDS, which amends and restates in its entirety the asset management agreement between the parties dated March 30, 2018 with an effective date as of January 1, 2018. Pursuant to the 2019 AMA, CDS has engaged CAM to manage and administer CDS’s commercial portfolio (“CRE Portfolio”) and the day to-day operations of CDS and each property-owning subsidiary of CDS (collectively, the “CDS Entities”).

Pursuant to the terms of the 2019 AMA, CAM will provide investment advisory, development and asset management services necessary to build out, stabilize and manage the CRE Portfolio. The CRE Portfolio consists primarily of two of the larger transit-oriented, mixed-use developments located at metro stops on Washington D.C. Metro’s Silver Line (Reston Station and Loudoun Station), which are owned by entities of varying ownership interests but all of which are ultimately controlled by Mr. Clemente. Pursuant to the modified fee structure set forth in the 2019 AMA, CDS will pay CAM an annual fee equal to the greater of either (i) an aggregate amount equal to the sum of (a) an asset management fee equal to 2.5% of the CRE Portfolio revenues; (b) a construction management fee equal to 4% of all costs associated with CRE Portfolio projects in development; (c) a property management fee equal to 1% of the CRE Portfolio revenues, (d) an acquisition fee equal to up to 0.5% of the purchase price of an acquired asset; and (f) a disposition fee equal to 0.5% of the sales price of an asset on disposition (collectively the “Market Rate Fee”); or (ii) an aggregate amount equal to the sum of (x) the employment expenses of personnel dedicated to providing services to the CRE Portfolio pursuant to the 2019 AMA, (y) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations of a public company, and (z) a fixed annual payment of $1,000,000 (collectively the “Cost Plus Fee”).

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

Revenue – real estate services

Revenue from real estate services for the three and nine months ended September 30, 2019 was $0.9 million and $2.6 million, respectively. Revenue from real estate services for the three and nine months ended September 30, 2018 was $0.7 million and $1.7 million respectively. The increase is primarily attributable to continued revenue growth within our Comstock Environmental business and closing on a financing transaction which generated incremental revenue of $200 thousand during the three months ended June 30, 2019.

Cost of sales – asset management

Cost of sales – asset management for the three and nine months ended September 30, 2019 was $3.7 million and $10.5 million, respectively. This increase of $1.2 million and $2.9 million, respectively, compared to the three and nine months ended September 30, 2018 was primarily related to increased personnel expense from headcount increases as well as from the continued growth of our asset management operations.

Cost of sales – real estate services

Cost of sales – real estate services for the three and nine months ended September 30, 2019 was $0.9 million and $2.3 million, respectively. Cost of sales – real estate services was flat compared to the three months ended September 30, 2018.The increase of $0.5 million compared to the nine months ended September 30, 2018, primarily relates to our expanding footprint in the real estate consulting and environmental study fields.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2019 increased by $211 thousand and $64 thousand, respectively, as compared to the three and nine months ended September 30, 2018. General and administrative expenses were $453 thousand and $1.2 million for the three and nine months ended September 30, 2019. The year-over-year increase is primarily attributable increased headcount and associated equity compensation and personnel costs, that are not reimbursable under the 2019 AMA, within our Asset Management and Real Estate Services segments.

Interest Expense

For the three and nine months ended September 30, 2019 the Company paid interest expense of $186 thousand and $352 thousand, respectively. This was an increase of $161 thousand and $279 thousand over the three and nine months ended September 30, 2018, respectively. This is primarily driven by the MTA effective April 30, 2019. Prior to the MTA certain interest expense was capitalized to homebuilding projects and expensed when the projects were sold. After the MTA this interest expense is no longer capitalized into homebuilding projects.

Income taxes

For the three and nine months ended September 30, 2019 the Company did not recognize income tax expense due to incurring a net loss for the three and nine months ended September 30, 2019.

Liquidity and Capital Resources

We finance our Asset Management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities and long-term debt. Pursuant to the MTA, the Company transferred to CDS management of its Class A membership interests in Investors X, the entity owning the Company’s residual homebuilding operations in exchange for residual cash flows estimated to be $8.5 million over the next three years. The associated debt obligations were also transferred to CDS. See Note 10 in the accompanying consolidated financial statements for more details on our debt and credit facilities.

As of September 30, 2019, the Company had no notes that were set to mature through the end of 2019. The CGF Note is set to mature in the second quarter of 2020. The Company maintains it has the ability to extend the maturity date beyond 2020 or refinance as needed. As of November 14, 2019, the Company has successfully extended or repaid all obligations with Lenders through November 14, 2019, as more fully described in Note 10 - Debt.

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

Net cash used in investing activities attributable to continuing operations was immaterial for the nine months ended September 30, 2019 and September 30, 2018.

Net cash used in financing activities attributable to continuing operations was immaterial for the nine months ended September 30, 2019. Net cash used in financing activities attributable to continuing operations was $4.5 million during the nine months ended September 30, 2018. This was primarily attributable to the pay downs on notes payable of $2.8 million along with distributions of $1.8 million to the Investor X Class B Members.

Critical Accounting Policies and Estimates

Fair Value Option

A noncontrolling, unconsolidated ownership interest in an entity may be accounted for using one of: (i) equity method where applicable; (ii) fair value option if elected; (iii) fair value through earnings if fair value is readily determinable, including election of net asset value ("NAV") practical expedient where applicable; or (iv) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable.

Fair value changes of equity method investments under the fair value option are recorded in the Statement of Operations. The Company has elected to account for the equity method investment in Investors X at fair value. Fair Value is determined using a discounted cash flow model based on expected future cash flows for income and realization events of the underlying asset. Fair value of equity method investments are classified as Level 3 of the fair value hierarchy. Changes in fair value of equity method investments under the fair value option are recorded in earnings.

There have been no other significant changes to our critical accounting policies and estimates during the three months ended September 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

Changes in Internal Control

In the second and third quarters of 2019 we identified a material weakness in our internal controls over financial reporting involving the accounting and reporting for various complex divestment transactions entered into in the second quarter relating to the winding down of our for-sale homebuilding operations.  While we performed a detailed accounting review of the transactions that included supplementing our internal resources by engaging an outside, third-party accounting firm for these significant transactions that were outside the normal course of business for the Company, we ultimately concluded that we did not initially arrive at the correct conclusions as to the accounting for such transactions but subsequently came to the correct conclusions prior to filing the Form 10-Q.

To remediate the weakness described above, we are in the process of expanding and improving our review processes for all new significant transactions that are outside the normal course of business for the Company, including implementing a more robust process surrounding the engagement of  outside resources as appropriate to assist in our analyses and determination of the accounting treatment over such future significant transactions.

No other changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 11 - Commitments and Contingencies to the accompanying consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 14, 2019	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)