Form 10-K
period 2019-12-31
Comstock Holding Companies, Inc.
filed 2020-04-15
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-32375

Comstock Holding Companies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-1164345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1886 Metro Center Drive, 4th Floor Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 230-1985

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	CHCI	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2019, was $5,978,813.

The number of shares of Registrant’s Common Stock outstanding as of April 10, 2020 was 7,897,100.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

COMSTOCK HOLDING COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2019

PART I

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K include forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “likely,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties including certain risks described in this Annual Report on Form 10-K. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this Annual Report on Form 10-K. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: general economic and market conditions, including interest rate levels; changes in the real estate markets; inherent risks in investment in real estate; our ability to attract and retain clients; our ability to compete in the markets in which we operate; regulatory actions; fluctuations in operating results;  shortages and increased costs of labor or materials; adverse weather conditions and natural disasters; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. The following discussions are subject to the future effects of the COVID-19 outbreak.

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

Financial information for each of our reportable segments is included in Note 20 to our Consolidated Financial Statements.

Throughout this annual report on Form 10-K, dollar amounts are presented in thousands, except per share data, number of units, or as otherwise noted.

Overview

Comstock Holding Companies, Inc. (“CHCI” or “the Company”) is a developer, operator, and asset manager of mixed-use and transit-oriented development properties in the greater Washington, D.C. metropolitan area, where we focus primarily on select high-growth urban and transitioning “sub-urban” markets.  We provide a broad range of real estate asset management services, including development, construction management, leasing and property management services, to owners of real estate properties that we manage. We invest capital on behalf of our asset management clients and institutional real estate investors in office, retail, residential and mixed-use properties, generally retaining an economic interest for the Company and providing management services to those properties, enabling the Company to increase its assets under management (“AUM”)  in order to realize competitive advantages of scale and enhance our overall returns. The Company also provides additional fee-based real estate services, including corporate planning, capital markets, brokerage, title insurance, design, and environmental consulting and remediation services, to properties in the Company’s managed portfolio and to other clients in the U.S. Mid-Atlantic Region.

As a vertically integrated real estate operating and investment company, we earn revenue from multiple sources, including fees generated from asset management services that we provide to our managed portfolio of real estate assets on behalf of our asset management clients, and fees from additional real estate-related services, including environmental remediation and consulting services provided to our managed properties and unrelated third party clients in the Mid-Atlantic Region.  In addition, the Company expects to generate revenue from co-investments with our partners in certain property acquisitions and from performance-based incentive compensation from certain assets in our managed portfolio. The Company can earn these incentive-based fees upon the occurrence of certain transaction-related events or when the performance of the subject properties meets defined performance metrics.

The services we provide pursuant to the asset management agreements covering our AUM properties vary by property, and include property management, development and construction management, leasing management, acquisition and disposition management, origination and negotiation of debt and equity facilities, risk management, and various other property-specific services. Substantially all of the properties included in our managed portfolio are covered by full-service asset management agreements encompassing substantially all aspects of development, construction, and operations management relating to the subject properties. A limited number of properties in our managed portfolio are covered by service-specific asset management contracts that focus our services on defined critical elements of operations, such as marketing, leasing, and construction management, where the property owner continues to manage other operating functions. The full-service asset management agreement for our Anchor Portfolio as defined below is a long-term contract with an original term of 10 years that provides for significant payments to Comstock in the case of early termination by the asset owner. The asset management agreement for the Hartford Building acquired in December 2019 as described below, the Company’s initial co-investment asset, is medium term in duration, and the duration of co-investment asset management agreements generally are expected to align with the duration of the applicable co-investment business plan. The co-investment business plans are property specific and therefore vary in expected duration but are generally expected to be between four and seven years. Our limited-service asset management agreements generally are anticipated to be short term in nature and do not include material early termination penalties. Presently, there are only one co-investment management agreement and one limited-service management agreement in place in addition to the management agreements covering our Anchor Portfolio.

Anchoring the Company’s asset management services platform is a long-term full service asset management agreement (the “2019 AMA”) with an affiliate of the Company’s Chief Executive Officer, Christopher Clemente, that encompasses the majority of the properties we currently manage, including two of the largest transit-oriented, mixed-use developments in the Washington, DC area: Reston Station, a nearly five million square foot transit-oriented, mixed-use development located in Reston, VA, and Loudoun Station, a nearly 2.5 million square foot transit-oriented, mixed-use development in Ashburn, VA, as well as other additional development assets,  which together constitute our anchor portfolio (the “Anchor Portfolio”).

The 2019 AMA provides the Company fee based revenue based on a general formula charging the greater of (i) the defined operating costs of the Company plus a base fee of $1,000,000 per annum and various supplemental fees, or (ii) market rate fees delineated in the 2019 AMA.

Reston Station - Strategically located mid-way between Tysons Corner and Dulles International Airport, Reston Station is among the largest mixed use, transit-oriented developments in the Washington, DC area. Located at the terminus of Phase I of Metro’s Silver Line and encompassing nearly 40 acres spanning the Dulles Toll Road and surrounding Reston’s first Metro Station, Reston Station is already home to more than 1,000 residents and numerous businesses, including multiple retail establishments and popular restaurants. With more than one million square feet of completed and stabilized buildings, approximately four million square feet of additional development in various stages of entitlement, development and construction, and a 3,500-space underground parking garage and bus transit facility adjacent to the Wiehle-Reston-East Metro Station, the Reston Station neighborhood is leading the urban transformation of the Dulles Corridor.

Loudoun Station - Located at the terminus station on Metro’s Silver Line, minutes from Dulles International Airport, Loudoun Station represents Loudoun County’s first (and currently its only) Metro-connected development. Loudoun Station has approximately 600,000 square feet of mixed-use development completed, including hundreds of rental apartments, approximately 125,000 square feet of retail, restaurants, and entertainment venues, 50,000 square feet of Class-A office, and a 1,500+ space commuter parking garage. Approximately two million square feet of additional development is slated for Loudoun Station. Located adjacent to Metro’s Ashburn Station, the Loudoun Station neighborhood represents Loudoun County’s beginning transformation into a transit connected community with direct connectivity to Dulles International Airport, Reston, Tysons Corner and downtown Washington, DC.

Our Business Strategy

In early 2018, the Company transitioned our business strategy and operating platform from being focused on the development and sale of residential homes to our current fee-based services model focused on commercial and mixed-use real estate primarily in the greater Washington, D.C. region.  We generate base fees, incentive fees and profit participation by providing a broad range of real estate asset management services, including development, construction management, leasing and property management services, as well as acquisition and disposition services, employing our substantial experience in entitling, designing, developing, and managing a diverse range of properties. While our Anchor Portfolio, concentrated primarily along the rapidly growing Dulles Corridor in Northern Virginia, provides a stable  cost-plus fee structure foundation under the 2019 AMA, our business strategy includes expanding our total AUM by identifying high-quality office, retail, residential and mixed-use properties in the greater Washington, D.C. region and identifying institutional real estate investors that seek investment opportunities in such real estate assets while lacking the operational or local expertise needed to manage such properties. This approach enables the Company to generate earnings through the management of the Anchor Portfolio and provides the opportunity to increase earnings through the expansion of our managed portfolio of properties through additional acquisitions and related management agreements. Our acquisition strategy is currently focused on value-add, core, and core-plus opportunities and other opportunistic asset acquisitions. In addition to our asset management services, we provide a suite of real estate-related services to our managed real estate portfolio and to additional third-party clients, and we may seek to expand the services we offer through organic growth.

We believe that we have many strengths that distinguish our business focus and strategy:

•

Revenue Base - Our revenues are generated primarily from recurring asset management fees and additional real estate services fees. Our asset management agreements provide a highly visible and reliable source of revenue and position the Company to enhance bottom line results as the Company’s Anchor Portfolio and other assets under management expand.

•

Management Services – During recent years, we have made several changes to our management team as we refocused our operating platform from residential home building to commercial real estate and asset management. As a result of this effort, our current management team has significant experience managing large-scale portfolios of real estate assets, including rental apartments, office buildings, hotels, commercial garages, leased lands, retail properties, mixed-use developments, and transit-oriented developments.

•

Geographic Focus - The properties included in our Anchor Portfolio that we currently manage are located primarily in the Dulles Corridor, which is the location of the Silver Line, the first new rail line added to Washington D.C.’s Metro rail system in almost 20 years, which will serve Arlington, Fairfax and Loudoun Counties in Virginia. Our property acquisition initiatives with institutional partners are focused on multiple high-growth areas throughout the Washington, D.C. region, and our first such acquisition, which closed in December 2019, is located in Arlington County. We also provide environmental consulting and remediation services throughout a wider region stretching from the Washington, D.C. region to the Philadelphia, Pennsylvania and New Jersey regions.

•

Real Estate Services – In addition to the asset management services we provide in connection with our assets under management, we also provide a variety of supplemental real estate services in the areas of strategic corporate planning, capital markets and financial consulting, commercial mortgage brokerage, title, design and environmental remediation management services, and industrial hygiene services. Our environmental services group provides consulting, environmental studies, remediation management services and site-specific solutions for properties that may require or benefit from environmental due diligence, site-specific assessments, environmental remediation and industrial hygiene services. Our real estate services business platform allows us to generate positive fee income from our highly qualified personnel and serves as a potential catalyst for joint venture and strategic acquisition opportunities.

•

Quality and Depth of Management - We have a highly qualified and experienced management team with a broad base of deep expertise and a proven track record providing services to our clients. Our services platform leverages the diverse capabilities and relationships of our management team developed over more than thirty years.

•

Geographic Focus - Unlike many of our competitors with a national or international presence, we focus our efforts primarily on the greater Washington, D.C. metropolitan market, one of the most compelling real estate markets in the United States, with a near-term focus on the transit-oriented areas surrounding or proximate to the new Silver Line on Washington, D.C.’s Metro. The Company believes its significant presence in the Dulles Corridor and its in-depth understanding of high-density, mixed-use developments that are encouraged in these high-density transportation nodes give us unmatched insight into emerging trends that provide both short and long-term opportunities in these locales.

•

The Company’s various business units work in concert to leverage the collective skill sets of our organization - The talent and experience of our personnel allow workflow flexibility and a multitasking approach to managing various projects. We believe that our focus and our business network in the Washington, D.C. market provides us with a competitive advantage in sourcing and executing on investment opportunities. While the Company has previously developed numerous properties in multiple key markets throughout the southeastern United States, and our management team has experience managing large national portfolios, we believe the greater Washington, D.C. market provides compelling growth opportunities for our business.

•

Long Track Record - The Company and its management team have been active in the metropolitan Washington, D.C. region since 1985 and have developed, acquired, and managed thousands of residential units and millions of square feet of mixed-use properties throughout the region and in other key markets in the United States.

•

Multiple Public-Private Partnerships - Affiliates of the Company have been selected by multiple local governments (including Fairfax County, Loudoun County, and the Town of Herndon, Virginia) to develop and manage large-scale mixed-use and transit facility developments through public-private partnerships at a time when local jurisdictions are focused on public-private partnerships as a means of leveraging private sector capabilities to meet public infrastructure development needs.

•

Economic Drivers - Significant growth trends in demand for cyber security and other technology services in the government sector, as well as in the private sector, have generated substantial growth and attracted to Northern Virginia large tech companies, such as Microsoft, Google, and Amazon. In 2018, Northern Virginia was selected by Amazon as the location for its highly publicized “HQ2” search for a location to develop its second headquarters, which it has said will create tens of thousands of new jobs over the next several years. The Northern Virginia market has for a number of years captured a majority of the new jobs created in the Washington, D.C. metropolitan area, including corporate relocations and expansions, as well as numerous start-ups. Further, Northern Virginia’s significant data infrastructure, capable of serving the needs of the federal government and its defense and information contractors, has spurred the expansion and/or relocation of several federal government agencies, including the FBI, CIA, NSA, and the Customs and Border Patrol agency, to the Dulles Corridor. The Dulles Corridor has become known as the “Internet Capitol of the World”, because of its tremendous network of data centers, primarily located in Loudoun County in the western portion of the Dulles Corridor.  Loudoun County has experienced tremendous growth in data center development and has become the global leader in data center space while accounting for more than 40% of national data center space absorption in recent years.

•

Diverse Employment Base - The diverse and well-educated employment base in the greater Washington, D.C. region, coupled with proximity to the federal government and the presence of well-established government contractors, is contributing to the attractiveness of the region to technology companies.

•

Metro’s Silver Line - Phase I of Metro’s Silver Line opened in 2014, connecting Tysons Corner and Reston to Arlington, Virginia and downtown Washington, D.C. Phase II is scheduled to open in late 2020 or early 2021 and will extend service from the terminus of Phase I located in the center of the Company’s Reston Station development to Herndon, Dulles International Airport, and Loudoun County, Virginia, terminating at the Company’s Loudoun Station development.

•

Regional Land Use Plans - Recent changes to Comprehensive Land Use Plans of Fairfax County and Loudoun County encourage high density and mixed-use development proximate to the new Silver Line Metro Stations, resulting in compelling growth opportunities for the Company and its managed portfolio.

•

Increased Demand for Transit-Oriented and Mixed-Use Developments - Recent trends indicate commercial tenants are increasingly seeking to locate (or relocate) offices to urban, mixed-use developments in “sub-urban” markets, such as Northern Virginia’s Dulles Corridor, and have demonstrated willingness to pay premium rents for commercial space at the Metro-accessible sites, such as those that make up a significant portion of the Company’s portfolio of managed assets. Additionally, demand for housing in transit-oriented, mixed-use neighborhoods has increased steadily over the past decade while home ownership rates have decreased and demand for high quality rental housing has increased. The Company has been focused on these emerging trends for more than two decades and the Company, through the 2019 AMA, controls the development and asset management of a significant portfolio of high profile assets at the forefront of the urban transformation taking place in the Dulles Corridor.  With a stabilized portfolio and development pipeline that include millions of square feet of mixed-use and transit-oriented properties located at key Metro stations in the Dulles Corridor, the Company is well positioned to capitalize on trends that we believe will shape the future commercial real estate landscape and provide opportunities for significant growth and attractive returns to the Company.

Asset Management Services

2019 AMA

Effective January 1, 2019, the Company entered into an Amended and Restated Master Asset Management Agreement with Comstock Development Services, LC (“CDS”), an entity owned and controlled by the Company’s Chief Executive Officer, which provides the Company significant fees for services related to the  development, marketing, and operations of the Anchor Portfolio of commercial and residential mixed-use real estate owned by CDS affiliates. The 2019 AMA covers two large-scale, transit-oriented, mixed-use developments in the Dulles Corridor: Reston Station and Loudoun Station, Virginia, as well as a mixed-use development asset located in Herndon, Virginia and other properties designated pursuant thereto from time to time. Separately, the Company also is party to fee-based management services arrangements with unrelated third parties, covering properties in Tysons Corner, Virginia and Rockville, Maryland.

Pursuant to the 2019 AMA, the Company provides asset management services related to the build out, lease-up and stabilization, and management of the Anchor Portfolio. CDS pays the Company and its subsidiaries annual fees equal to the greater of either (i) an aggregate amount equal to the sum of (a) an asset management fee equal to 2.5% of revenues generated by properties included in the Anchor Portfolio; (b) a construction management fee equal to 4% of all costs associated with Anchor Portfolio projects in development; (c) a property management fee equal to 1% of the Anchor Portfolio revenues, (d) an acquisition fee equal to up to 0.5% of the purchase price of acquired assets; and (f) a disposition fee equal to 0.5% of the sales price of an asset on disposition (collectively, the “Market Rate Fee”); or (ii) an aggregate amount equal to the sum of (x) the employment expenses of personnel dedicated to providing services to the Anchor Portfolio pursuant to the 2019 AMA, (y) the costs and expenses of the Company related to maintaining the public listing of its shares and complying with related regulatory and reporting obligations, and (z) a fixed annual payment of $1,000,000 (collectively the “Cost Plus Fee”). The Company believes that the Cost-Plus Fee feature of the 2019 AMA provides a stable foundation of revenue to enable the Company to further expand its asset management business and AUM.

In addition to the annual payment of the greater of either the Market Rate Fee or the Cost Plus Fee, the Company  also is entitled on an annual basis to the following additional fees: (i) an incentive fee equal to 10% of the free cash flow of each of the real estate assets comprising the Anchor Portfolio after calculating a compounding preferred return of 8% on CDS invested capital (the “Incentive Fee”); (ii) an investment origination fee equal to 1% of raised capital, (iii) a leasing fee equal to $1.00/sf for new leases and $0.50/sf for renewals; and (iv) mutually agreeable loan origination fees related to the Anchor Portfolio.

The 2019 AMA is a long-term agreement, with an initial term until December 31, 2027 (“Initial Term”), and will automatically renew for successive additional one-year terms (each, an “Extension Term”) unless CDS delivers written notice of non-renewal of the 2019 AMA at least 180 days prior to the termination date of the Initial Term or any Extension Term. For a period of twenty-four months after the April 30, 2019 effective date of the 2019 AMA, CDS is entitled to terminate the 2019 AMA without cause upon 180 days advance written notice to the Company.  In the event of such a termination and in addition to the payment of any accrued annual fees due and payable as of the termination date under the 2019 AMA, in the event of any such termination, CDS is required to pay a termination fee to the Company equal to (i) the Market Rate Fee or the Cost Plus Fee paid to the Company for the calendar year immediately preceding the termination, and (ii) a one-time payment of the Incentive Fee as if the Anchor Portfolio were liquidated for fair market value as of the termination date, or at CDS’ election, the continued payment of the Incentive Fee as if a termination had not occurred.

The foregoing description of the material terms of the 2019 AMA is not exhaustive and is qualified in its entirety by reference to the full text of the 2019 AMA, which is filed as an exhibit to this Form 10-K.

Other Asset Management Agreements. The duration of our fee-based service agreements varies in nature. In addition to the long term nature of the 2019 AMA, our other asset management agreements for our co-investment opportunities are intended to cover the duration of the expected investment cycle of the portfolio property managed and are generally expected to last between four and seven years.  However, these arrangements do not typically contain significant early-termination penalties.  We also administer many various task-specific limited-service asset management agreements under short-term arrangements generally terminable at will.

Hartford Asset Management Agreement

On December 30, 2019, the Company made an investment related to the purchase of a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia (the “Hartford Building”). The Company will retain a 2.5% equity interest in the asset at a cost of approximately $1.2 million. The Company has entered into management arrangements for the Hartford Building under which the Company will receive asset management, property management and construction management fees for the Company’s management and operation of the property and certain incentive fees relating to the performance of the investment.

Residential, Commercial and Parking Property Management Agreements

In December 2017 and January 2018, the Company entered into separate residential property management agreements with two properties in our Anchor Portfolio under which the Company receives fees to manage and operate the properties including tenant communications, leasing of apartment units, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight.

During the period of May through and including December 2019, the Company entered into separate commercial property and parking management agreements with several properties in our Anchor Portfolio under which the Company receives fees to manage and operate the office, retail and parking portions of the properties, including tenant communications, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight.

These property management agreements are each for one (1) year initial terms with successive, automatic one (1) year renewal terms, unless sooner terminated. The Company generally receives base management fees under these agreements based upon a percentage of gross rental revenues for the portions of the buildings being managed in addition to reimbursement of specified expenses, including employment expenses of personnel employed by the Company in the management and operation of each property.

Construction Management Agreements

On January 1, 2019, the Company entered into a construction management agreement for two properties in our Anchor Portfolio under which the Company receives fees to provide certain construction management and supervision services, including construction supervision and management of the buildout of certain tenant premises.  The Company receives a flat construction management fee for each engagement under a work authorization based upon the construction management or supervision fee set forth in the applicable tenant’s lease, which fee is generally one percent (1%) to four percent (4%) of the total costs (or total hard costs) of construction of the tenant’s improvements in its premises, or as otherwise agreed to by the parties.

Real Estate Services

In addition to the asset management services that the Company provides related to the Anchor Portfolio and other managed assets, the Company’s wholly owned subsidiaries, Comstock Real Estate Services and Comstock Environmental Services, LC (“Comstock Environmental”) provide real estate-related services to our asset management clients and third-party customers. These services include environmental consulting and remediation services, industrial hygiene services, and other consulting services in the U.S. Mid-Atlantic Region.

Our Managed Communities

Reston Station

Reston Station is among the largest mixed-use, transit-oriented developments in the greater Washington D.C. market. Located at the terminus of Phase I of Metro’s Silver Line, the Reston Station neighborhood upon completion of construction will contain approximately five million square feet of mixed-use development covering approximately 40 acres spanning the highly-trafficked Dulles Toll Road and surrounding Metro’s Wiehle Reston-East Metro Station, the terminus station on Phase I of the Silver Line and the only Metro rail station currently in Reston, Virginia. The Company is providing a wide variety of its real estate and asset management services to the project pursuant to the 2019 AMA, including development and construction management services, leasing management services, property management services, and capital markets services.  The Reston Station neighborhood is being developed in four distinct districts as follows:

Metro Plaza District

The Metro Plaza District has entitlements in place that allow for up to 1.7 million square feet of mixed-use development in five buildings on approximately seven acres leased pursuant to a long term (99-years) ground lease with Fairfax County, Virginia situated directly above the Reston Station Transit Facility, a 1.8 million square foot underground transit facility that includes approximately 2,300 parking spaces operated by Fairfax County as a Metro commuter parking facility, and approximately 1,200 parking spaces operated by the Company as a parking facility for retail and office users, as well as Metro commuters. As of December 31, 2019, construction has been completed on two of the five buildings located above the Reston Station Transit Facility including a 365,000 square foot Trophy-Class office tower, a significant portion of which has been leased to Google and other corporate users, and approximately 500,000 square foot residential tower including 448 rental apartments. Two additional office buildings are currently under construction, containing approximately 420,000 square feet of Class-A office space with one scheduled for delivery in 2020 and one scheduled for delivery in 2021. All buildings on the Metro Plaza have ground floor retail, which is substantially leased to high-quality tenants, including Starbucks, CVS and others. Entitlements allow for the construction of a fifth tower, a residential or hotel building of up to approximately 180,000 square feet, above a portion of the retail space on the Metro Plaza. The three office buildings referenced above are approximately 70% leased. The residential building is approximately 90% leased. The Metro Plaza District portion of the Reston Station development is situated adjacent to the north entrance to the Wiehle Reston-East Metro Station, includes the transit facility and parking garage, and is the subject of a public-private partnership agreement between the Board of Supervisors of Fairfax County and Comstock Reston Station Holdings, LC, an entity affiliated with CDS.

Promenade District

The Promenade District has entitlements in place that allow for approximately 1.4 million square feet of mixed-use development on approximately eight acres situated adjacent to Reston Station’s Metro Plaza District and the Reston Station Transit Facility. As of December 31, 2019, the Company is providing asset management services for the existing buildings consisting of approximately 70,000 square feet of office space constructed prior to 1990, while designing new buildings that will be constructed on the site including office, retail, residential and hotel uses once the existing buildings are razed. Marriott International has entered into a franchise agreement with an affiliate of CDS concerning the development and operation of a Marriott Hotel and residential tower that is planned to be developed as the first phase of the Promenade District, including approximately 270 hotel rooms, approximately 90 residential units and retail, entertainment and conference spaces.

Commerce District

The Commerce District has entitlements in place that allow for approximately 1.5 million square feet of mixed-use development, including three existing Class-A office buildings that include a total of approximately 410,000 square feet. The Commerce District property is situated on approximately 12 acres located adjacent to the south entrance to the Wiehle Reston-East Metro Station and lies directly across the Dulles Toll Road from the Metro Plaza District of Reston Station and the Reston Station Transit Facility. Currently, Comstock is leasing and managing the three existing office buildings while it is also developing designs for new buildings that will include up to 1.1 million square feet of office, retail, hotel and residential uses. The Commerce District property was acquired by an affiliate of CDS in 2019. The Company is providing a variety of asset management and development services related to the Commerce District property.

West District

The West District at Reston Station consists of 8.5 acres of land located adjacent to the Promenade District.  The West District has entitlements in place to allow for approximately 770,000 square feet of mixed-use development, including an existing 90,000 square foot Class A office building with Comstock’s corporate headquarters, an existing 418-unit residential apartment building owned by an entity not affiliated with Comstock, and entitlements for additional residential and/or office/retail building. The Company is providing a variety of asset management and development services related to the portion of the West District property, which is owned by an affiliate of CDS.

Loudoun Station

Loudoun Station, located at the terminus of Phase II of Metro’s Silver Line is Loudoun County’s first Metro connected development and represents Loudoun County’s beginning transformation into a transit connected community with direct metro rail connectivity to Dulles International Airport, Reston, Tysons Corner, and downtown Washington, D.C. Currently, Loudoun Station has approximately 600,000 square feet of mixed-use development completed, including 357 residential units, approximately 50 thousand square feet of Class-A office space, approximately 125,000 thousand square feet of retail spaces including an 11-sceen AMC Cinema, and a 1,500-space commuter parking garage. Phase II of Metro’s Silver Line is under construction and expected to commence passenger service in late 2020 or early 2021.  Construction of the next phase of residential, retail and commercial space commenced in 2018 and is expected to be completed in mid-2020, with leasing operations commencing in early 2020.  The Company is providing a variety of its real estate and asset management services related to the existing buildings and future development pursuant to the 2019 AMA, including development and construction management services, leasing management services, property management services, and capital markets services.

Herndon Station

In late 2017, an affiliate of CDS entered into a public-private partnership with the Town of Herndon, Virginia to acquire, develop, and construct a mixed-use project in the historic downtown area of the Town of Herndon. The development will include up to approximately 500,000 square feet of residential, retail and entertainment spaces, including a performing arts center.  The project will also include a large parking garage for public and private use and also anticipates improvements to existing connections to the adjacent WO&D trail, a popular pedestrian and bicycle route managed by Fairfax County Parks Department and others.  The Company is providing a variety of asset management and development services related to the Herndon Station development pursuant to the 2019 AMA.

Shady Grove Metro

In mid-2018, the Company sold a building pad site for 110 multifamily dwelling units in Rockville, Maryland adjacent to the Shady Grove Metro Station to a joint venture between a subsidiary of the Company and Stratford Capital, LLC (the “ Comstock Stratford JV”). The Company, as construction manager for the Comstock Stratford JV, commenced construction of the project in late-2018 and is scheduled for completion in early to mid-2020. The project is being developed as an all work-force housing development and qualified as a low-income housing tax credit (LIHTC) project. The Company is providing a variety of asset management and real estate development management services to the project through its completion pursuant to an asset management agreement with the Comstock Stratford JV.

International Gateway

In 2018, the Company entered into an asset management agreement with an unaffiliated property owner to provide asset management, property management and consulting services for a portfolio of two mixed-use retail/office buildings in Tysons Corner, Virginia, known as International Gateway.

The Hartford Building

In late 2019, the Company partnered with Comstock Partners, LC (“Partners”), an entity that is controlled by Christopher D. Clemente, the Chairman and CEO of the Company and wholly owned by Mr. Clemente and family, to acquire a Class-A office building immediately adjacent to Clarendon Station on Metro’s Orange Line in Arlington County’s premier transit-oriented office market, the Rosslyn-Ballston Corridor.  Built in 2003, the 211,000 square foot mixed-use building is currently more than 90% leased to multiple high-quality tenants.  As part of the transaction, the Company entered into asset management and property management agreements to manage the property.

Operations

As a vertically integrated real estate operating and investment company, the Company has broad real estate development and management capabilities that enable us to generate fees for services provided in connection with the real estate assets we manage. Our experienced management team provides a full range of services related to acquisition, development, and operations of real estate assets.

We believe that we are properly staffed for current market conditions, although the impact of COVID-19 is uncertain (see note 21 – Subsequent Events) and have the ability to manage growth as market conditions warrant. Our operations are focused mainly in the greater Washington, D.C. region, where we believe our 30-plus years of experience provides us the best opportunity to enhance stockholder value, and in respect of our environmental consulting and remediation services business, the U.S. Mid-Atlantic region.

Competition

The real estate asset management and services industry is highly competitive. Our growth will depend upon our ability to attract and maintain the appropriate personnel and to professionally manage the assets subject to the 2019 AMA and other management agreements and to expand our services to new clients on a cost-efficient basis. We compete with other businesses in the asset management and real estate-related services businesses on the basis of price, location, experience, service and reputation. Many of these competitors are larger than us and operate on a national or global scale and they and their clients may have greater technical, marketing and financial resources. Such competitors may also enjoy competitive advantages that result from, among other things, lower costs of capital, greater business scale and enhanced operating efficiencies.  Their larger scale and broad national or global presence may allow them to offset downturns in certain localized markets or seasonality related to certain services with increased or steady operations in other markets. We also face competitors on a local and regional basis. Certain competitors may also be subject to different regulatory requirements or rules that may allow them more flexibility or better access to pursue potential investments and raise capital for themselves or their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessments or lower return thresholds, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities than us. Our ability to continue to compete effectively will depend in large part upon the ability to attract, retain and motivate employees, and we must compete with other companies to attract and retain employees.

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

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of the environment. Some of the laws to which we and our properties are subject to may impose requirements concerning development in waters of the United States, including wetlands, the closure of water supply wells, management of asbestos-containing materials, exposure to radon and similar issues. The particular environmental laws that apply to any given real estate asset vary based on several factors, including the environmental conditions related to a particular property and the present and former uses of the property.

Technology and Intellectual Property

We utilize our technology infrastructure to facilitate the management of our client’s assets and the marketing of our services. We use media and internet-based marketing platforms, primarily in lieu of print advertisements. We believe that the residential renting population will continue to increase its reliance on information available on the internet to help guide its rental decision. Accordingly, through our marketing efforts, we will continue to seek to leverage this trend to lower per sale marketing costs while maximizing potential sales.

Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed his ownership interest in the “Comstock” brand and trademark to us in perpetuity. We have registered our trademarks and routinely take steps, and occasionally take legal action, to protect the Company against brand infringement from third parties. Mr. Clemente has retained the right to continue to use the “Comstock” brand and trademark including for real estate development projects in our current or future markets that are unrelated to the Company but, currently, substantially all of Mr. Clemente’s real estate development business is conducted with the Company pursuant to the 2019 AMA.

Seasonality

We experience limited seasonality across our business segments. With respect to our Asset Management segment, we do not expect seasonality to materially impact our operations. With respect to our Real Estate Services segment, we do anticipate being impacted by adverse weather conditions. The markets in which we operate are four-season markets that experience significant periods of rain and snow. Construction and remediation cycles and efforts are often adversely affected by severe weather. As a result of seasonal activity across our Real Estate Services business segment, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

Employees

At December 31, 2019, the Company had 106 full-time and 3 part-time employees. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe we have good relations with our employees.

We believe that we are properly staffed for current market conditions, although the impact of COVID-19 is uncertain (see note 21 – Subsequent Events) and have the ability to manage growth as market conditions warrant.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Since December 31, 2009, the Company has been leasing office space located at 1886 Metro Center Drive, Reston, Virginia for its corporate headquarters from an affiliate wholly owned by our Chief Executive Officer. Currently the amount of the leased space is 16,447 square feet. The term of the lease expires on September 30, 2020. See related party transactions in Note 15 in the accompanying Consolidated Financial Statements for additional information.

On July 17, 2017, the Company, through its subsidiary, Comstock Environmental, acquired the assets and liabilities of Monridge Environmental, LLC. On August 1, 2017, Comstock Environmental entered into a lease through February 29, 2022 for approximately 2,800 square feet of office space at 806 Fayette Street, Conshohocken, Pennsylvania. During 2018, Comstock Environmental also opened operations in the Washington, D.C. metropolitan area from the Company’s corporate offices.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market for Common Stock

Our Class A common stock is traded on NASDAQ under the symbol “CHCI”. The high and low per share closing sales prices of the Company’s stock for each quarter during the past two years were as follows:

	High	Low
March 31, 2019	$2.86	$1.75
June 30, 2019	$2.81	$2.23
September 30, 2019	$2.80	$1.85
December 31, 2019	$2.38	$1.86

March 31, 2018	$2.20	$1.31
June 30, 2018	$5.15	$1.62
September 30, 2018	$3.14	$2.42
December 31, 2018	$2.67	$1.67

Holders

As of December 31, 2019, there were approximately 39 record holders of our Class A common stock. As of December 31, 2019, there was one holder of our Class B common stock.

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock during the foreseeable future but intend to retain any earnings for future growth of our business.

Issuer Purchases of Equity Securities

We have made no share repurchases under our share repurchase program in 2019 or 2018.

Equity Compensation Plan Information

For information regarding our equity compensation plan see Note 12 – Restricted Stock, Stock Options and Other Stock Plans.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Cautionary Notes Regarding Forward-looking Statements.”

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. The following discussions are subject to the future effects of the COVID-19 outbreak.

Overview

In early 2018, the Company transitioned its operating platform from being primarily focused on the development and sale of residential homes to our current fee-based services model focused on commercial and mixed-use real estate primarily in the greater Washington, D.C. region. We are a developer, operator, and asset manager of mixed-use and transit-oriented development properties in the greater Washington, D.C. metropolitan area where we primarily focus on select high-growth urban and transitioning “sub-urban” markets. We also provide additional fee-based real estate services, including corporate planning, capital markets, brokerage, title insurance, design, and environmental consulting and remediation services, to properties in the Company’s managed portfolio and to other clients in the U.S. Mid-Atlantic Region

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 in the accompanying Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require us to make certain estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates including those related to the consolidation of variable interest entities (“VIEs”), revenue recognition and the fair value of equity method investments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates.

A summary of significant accounting policies is provided in Note 2 in the accompanying Consolidated Financial Statements. The following section is a summary of certain aspects of those accounting policies that require the most difficult, subjective or complex judgments and estimates.

Goodwill impairment

We test our goodwill for impairment on an annual basis, and more frequently when an event occurs, or circumstances indicate that the carrying value of the asset may not be recoverable. We believe the methodology that we use, including both a discounted cash flow model as well as a market multiple model, to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred.

Investments in real estate ventures at fair value

For investments in real estate ventures reported at fair value, we maintain an investment account that is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. These fair value adjustments are reflected as gains or losses on the Consolidated Statements of Operations. The fair value of these investments as of the balance sheet date is generally determined using a Discounted Cash Flow (“DCF”) analysis, income approach, or sales comparable approach, depending on the unique characteristics of the real estate venture.

Revenue recognition

Revenues generated through real estate professional services such as asset management and administrative support, environmental design, engineering and remediation represent a series of daily performance obligations delivered over time due to the continuous transfer of control to our clients. For asset management and administrative support, pricing is generally in the form of monthly management fees based on a cost-plus agreement, property-level cash receipts, square footage under management or some other variable metric recognized over time. For Real Estate Services, pricing is generally in the form of cost-plus contracts recognized over time.

Equity-based compensation

Compensation costs related to our equity-based compensation plans are recognized within our income statement or capitalized to real estate inventories reported in discontinued operations for awards issued to employees that are involved in production. The costs recognized are based on the grant-date fair value. Compensation costs for share-based grants are recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant).

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model which includes certain subjective assumptions. Expected volatilities are calculated based on our historical trading activities. We recognize forfeitures as they occur. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the Company’s historical experience.

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

Use of estimates

The preparation of the financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized in the valuation of investments at fair value, valuation of deferred tax assets, analysis of goodwill impairment, valuation of equity-based compensation, capitalization of costs and consolidation of variable interest entities.

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

Revenue – asset management

Revenue from asset management for the years ended December 31, 2019 and 2018 was $19.6 million and $13.4 million, respectively. Revenue increased primarily due to increased headcount and other costs that are reimbursable from CDS under the 2019 AMA and the other asset management agreements. The reimbursable costs are recognized as revenue in the period in which the related costs are incurred. The increased headcount and associated personnel costs are primarily attributable to the additional real estate assets being managed along with the additional management agreements year over year.

On April 30, 2019, CAM, an entity wholly owned by the Company, entered into the 2019 AMA with CDS, which amends and restates in its entirety the asset management agreement between the parties dated March 30, 2018 with an effective date as of January 1, 2018. Pursuant to the 2019 AMA, CDS has engaged CAM to manage and administer CDS’s commercial portfolio (“Anchor Portfolio”) and the day to-day operations of CDS and each property-owning subsidiary of CDS (collectively, the “CDS Entities”).

Pursuant to the 2019 AMA, the Company provides asset management services related to the build out, lease-up and stabilization, and management of the Anchor Portfolio. CDS pays the Company and its subsidiaries annual fees equal to the greater of either (i) an aggregate amount equal to the sum of (a) an asset management fee equal to 2.5% of revenues generated by properties included in the Anchor Portfolio; (b) a construction management fee equal to 4% of all costs associated with Anchor Portfolio projects in development; (c) a property management fee equal to 1% of the Anchor Portfolio revenues, (d) an acquisition fee equal to up to 0.5% of the purchase price of acquired assets; and (f) a disposition fee equal to 0.5% of the sales price of an asset on disposition (collectively, the “Market Rate Fee”); or (ii) an aggregate amount equal to the sum of (x) the employment expenses of personnel dedicated to providing services to the Anchor Portfolio pursuant to the 2019 AMA, (y) the costs and expenses of the Company related to maintaining the public listing of its shares and complying with related regulatory and reporting obligations, and (z) a fixed annual payment of $1,000,000 (collectively the “Cost Plus Fee”). The Company believes that the Cost-Plus Fee feature of the 2019 AMA provides a stable foundation of revenue to enable the Company to further expand its asset management business and AUM.

In addition to the annual payment of the greater of either the Market Rate Fee or the Cost Plus Fee, the Company  also is entitled on an annual basis to the following additional fees: (i) an incentive fee equal to 10% of the free cash flow of each of the real estate assets comprising the Anchor Portfolio after calculating a compounding preferred return of 8% on CDS invested capital (the “Incentive Fee”); (ii) an investment origination fee equal to 1% of raised capital, (iii) a leasing fee equal to $1.00/sf for new leases and $0.50/sf for renewals; and (iv) mutually agreeable loan origination fees related to the Anchor Portfolio.

Revenue – real estate services

Revenue from real estate services for the years ended December 31, 2019 and 2018 was $5.7 million and $3.0 million, respectively. The increase is primarily attributable to continued organic revenue growth within our Comstock Environmental business and closing financing transactions which generated incremental revenue of $1.1 million during the year ended December 31, 2019.

Direct costs – asset management

Direct costs – asset management for the years ended December 31, 2019 and 2018 was $16.6 million and $12.2 million, respectively. This increase of $4.4 million was primarily related to increased personnel expense from headcount increases as well as from the continued growth of our asset management operations.

Direct costs – real estate services

Direct costs – real estate services increased by $1.5 million to $4.6 million during the year ended December 31, 2019, as compared to $3.1 million during the year ended December 31, 2018. The increase primarily relates to our new initiatives within our real estate services segment to expand our footprint in the real estate consulting and environmental study fields.

General and administrative

General and administrative expenses for the year ended December 31, 2019 increased $0.7 million to $1.5 million, as compared to $0.8 million for the year ended December 31, 2018. The year-over-year increase is attributable to increases in employee headcount and general overhead increases.

Sales and marketing

Sales and marketing expenses was $383 thousand for the year ended December 31, 2019. Sales and marketing expense for 2018 is reflected within ‘net (loss) from discontinued operations, net of tax’. The increase in sales and marketing expense from continuing operations was primarily attributable to our new sales initiatives within our Real Estate Services segment. Real Estate Services did not have sales and marketing expense in 2018.

Interest expense

For the years ended December 31, 2019 and 2018 non-capitalized interest expense was $474 thousand and $90 thousand, respectively. This was an increase of $384 thousand primarily driven by the April 30, 2019 Master Transfer Agreement (“MTA”). Prior to the MTA certain interest expense was capitalized to homebuilding projects and expensed when the projects were sold. After the MTA this interest expense is no longer capitalized into homebuilding projects but expensed as incurred.

Income taxes

During the year ended December 31, 2019, the Company recognized an income tax expense related to continuing operations of $2 thousand. During the year ended December 31, 2018, the Company recognized income tax benefit of $1.1 million primarily related to the conversion of Comstock Growth Fund I & II to Series C Preferred Stock. Refer to Note 9 – Debt to the Consolidated Financial Statements for more information.

Liquidity and Capital Resources

We finance our Asset management and Real Estate Services operations, capital expenditures, business acquisitions and real estate investments with internally generated funds, borrowings from our credit facilities and long-term debt. Pursuant to Master Transfer Agreement (the “MTA”), the Company transferred to CDS management of its Class A membership interests in Investors X, the entity owning the Company’s residual homebuilding operations in exchange for residual cash flows estimated to be $7.5 million over the next three years. Refer to Note 13 – Consolidation of Variable Interest Entities for further discussion regarding the accounting related to discontinued operations. The associated debt obligations were also transferred to CDS. See Note 9 in the accompanying Consolidated Financial Statements for more details on our debt and credit facilities.

At December 31, 2019, $5.7 million of our notes payable to affiliates are set to mature prior to the end of 2020. These funds were originally obtained from entities wholly owned by our Chief Executive Officer. On March 19, 2020, the Company entered into a revolving line of credit with CDS for $10 million. The Company utilized a portion of the line of credit to retire the $5.7 million in notes payable to affiliates. See Note 21 – Subsequent Events for additional information about the transaction.

Cash Flow

Net cash provided by operating activities was $8.4 million for the year ended December 31, 2019. The $8.4 million net cash provided by operations in 2019 was primarily due to $7.8 million in cash provided by discontinued operations.

Net cash used in investing activities attributable to continuing operations was immaterial for the years ended December 31, 2019 and 2018.

Net cash used in financing activities attributable to continuing operations was immaterial for the year ended December 31, 2019. Net cash used in financing activities from discontinued operations was $5.9 million primarily as a result of note payoff related to each lot or unit sale in the Investors X communities. Net cash used in financing activities attributable to continuing operations was $4.7 million during the year ended December 31, 2018. This was primarily attributable to the pay downs on notes payable of $3.1 million along with distributions of $1.8 million to the Investor X Class B Members.

Share Repurchase Program

In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to 429,000 shares of our Class A common stock in one or more open market or privately negotiated transactions. We made no share repurchases under our share repurchase program in 2019 or 2018.

Trends and Uncertainties

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China. Through March 2020, the spread of this virus has caused business disruption primarily in the travel, leisure and hospitality industries and with respect to companies that have significant operations or supply chains in China. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. While we have not seen a significant impact on our business resulting from COVID-19 to date, if the virus continues to cause significant negative impacts to economic conditions or consumer confidence, our results of operations and financial condition could be adversely impacted.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to the material weakness described below.

Notwithstanding the material weakness in our internal controls over financial reporting as of December 31, 2019, management has concluded that the consolidated financial statements and notes to the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this assessment, and in light of the material weakness in the operation of our internal control over financial reporting disclosed below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019.

Material Weakness

In the fourth quarter of 2019, we identified a material weakness in our internal controls over financial reporting involving the review and reconciliation of debt balances and amortization of related debt discounts.

In an effort to remediate the weakness described above we are in the process of (i) expanding our technical accounting resources and (ii) implementing more detailed reviews of debt reconciliations including the amortization of related debt discounts. This remediation is expected to result in more thorough accuracy in evaluating and concluding on the accounting and periodic reporting and disclosure requirements for debt instruments and related debt discounts.

Changes in Internal Control Over Financial Reporting

No other changes, other than those identified above relating to on-going remediation efforts, have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.

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

3.5

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

10.5

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

10.8

Lease Agreement, dated on or about December  31, 2009, with Comstock Asset Management, L.C. by Comstock Property Management, L.C., a subsidiary of Registrant (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010).

10.9

Credit Enhancement and Indemnification Agreement, dated February 17, 2011, by and between Registrant and Christopher  D. Clemente and Gregory V. Benson (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2011).

10.11

Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.12

Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer  & Trust Company, LLC dated March 27, 2015 (incorporated by reference to an Exhibit to the current report on Form 8-K filed with the Commission on March 27, 2015).

10.13

Form of Subscription Agreement and Operating Agreement dated August  15, 2016, between Comstock Investors X, L.C. and [-], with accompanying Schedule A identifying subscribers (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.14

Form of Warrant issued in connection with private placement by Comstock Investors X, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.15

Operating Agreement, dated October  24, 2016, between Comstock Redland Road III, L.C. and SCG Development Partners, LLC to form Momentum General Partners, LLC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 17, 2017).

10.16

Share Exchange Agreement between Comstock Holding Companies, Inc. and Investor Management, L.C., Christopher Clemente and Teresa A. Schar dated March 22, 2017 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017).

10.17

Asset Purchase Agreement, dated July 14, 2017, between CDS Capital Management, L.C., and Monridge Environmental, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2017).

10.18

Amendment to the Operating Agreement, dated October 13, 2017, between Comstock Investors X, L.C. and Comstock Development Services, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2017).

10.19

Form of Warrant, dated October 13, 2017, between Comstock Investors X, L.C. and Comstock Development Services, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2017).

10.20

Third Amended and Restated Promissory Note, dated May 22, 2018, between Comstock Holding Companies, Inc. and Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.21

Second Amended and Restated Operating Agreement of Comstock Growth Fund, L.C., dated May 22, 2018 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.22

Membership Interest Exchange and Subscription Agreement, dated May 23, 2018, between Comstock Holding Companies, Inc., Comstock Growth Fund, L.C., and certain members of Comstock Growth Fund (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.23	Comstock Holding Companies, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 22, 2019).+

10.25*	2019 Master Asset Management Agreement, dated January 2, 2019, between CDS Asset Management, L.C. and Comstock Development Services, LC

10.26*	Form of Time-Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan

10.27*	Form of Performance Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan

10.28*	Comstock 3101 Wilson, L.C. (“the Hartford”) Operating Agreement

14.1	Code of Ethics (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

21.1*	List of subsidiaries

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
+	Management contracts or compensatory plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: April 14, 2020	By:	/s/ Christopher Clemente
Christopher Clemente
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Christopher Clemente	Chairman of the Board of Directors and	April 14, 2020
Christopher Clemente	Chief Executive Officer (Principal Executive Officer)

/s/ Christopher Guthrie	Chief Financial Officer	April 14, 2020
Christopher Guthrie	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Guernsey	Director	April 14, 2020
David M. Guernsey

/s/ James MacCutcheon	Director	April 14, 2020
James A. MacCutcheon

/s/ Norman Chirite	Director	April 14, 2020
Norman D. Chirite

/s/ Robert Pincus	Director	April 14, 2020
Robert P. Pincus

/s/ Socrates Verses	Director	April 14, 2020
Socrates Verses

/s/ Joseph Squeri	Director	April 14, 2020
Joseph M. Squeri

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Comstock Holding Companies, Inc.

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Holding Companies, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Potomac, Maryland

April 14, 2020

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,511	$854
Trade receivables	1,886	973
Trade receivables - related parties	3,644	2,950
Prepaid and other assets, net	274	362
Current assets of discontinued operations	—	7,786
Total current assets	9,315	12,925
Equity method investments at fair value	8,421	—
Fixed assets, net	278	221
Operating lease right-of-use assets	114	—
Goodwill	1,702	1,702
Intangible assets, net	103	170
Long term assets of discontinued operations	—	20,082
TOTAL ASSETS	$19,933	$35,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued personnel costs	$2,916	$1,396
Accounts payable	1,438	1,198
Accrued liabilities	166	182
Deferred revenue	—	1,875
Short term notes payable - due to affiliates, net of discount	5,706	5,716
Short term notes payable	77	—
Current liabilities of discontinued operations	—	4,889
Total current liabilities	10,303	15,256
Long term notes payable, net of deferred financing charges	1,212	1,517
Long term operating lease liabilities, net of current portion	61	—
Long term liabilities of discontinued operations	—	12,510
TOTAL LIABILITIES	11,576	29,283
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Series C preferred stock, $0.01 par value, 20,000,000 and 3,000,000 shares authorized, 3,440,690 and 2,799,848 shares issued and outstanding with a liquidation preference of $17,203 and $13,999 at December 31, 2019 and 2018, respectively	$6,765	$7,193
Class A common stock, $0.01 par value, 59,779,750 and 11,038,071 shares authorized, 7,849,756 and 3,703,513 issued and 7,764,186 and 3,617,943 outstanding at December 31, 2019 and 2018, respectively	78	37
Class B common stock, $0.01 par value, 220,250 shares authorized, issued and outstanding at December 31, 2019 and 2018	2	2
Additional paid-in capital	199,372	181,632
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(195,198)	(196,091)
TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	8,357	(9,889)
Non-controlling interests	—	15,706
TOTAL EQUITY	8,357	5,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,933	$35,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2019	2018
Revenue (See Note 14 - Related Party Transactions)
Asset management	$19,605	$13,416
Real estate services	5,712	3,031
Total revenue	25,317	16,447
Operating expenses
Direct costs - asset management	16,561	12,234
Direct costs - real estate services	4,611	3,090
General and administrative	1,487	830
Sales and marketing	383	—
Operating income	2,275	293
Interest (expense)	(474)	(90)
(Loss) on equity method investments carried at fair value	(560)	—
Other income, net	225	142
Income before income tax benefit	1,466	345
Income tax (expense) benefit	(2)	1,062
Net income from continuing operations	1,464	1,407
Net (loss) from discontinued operations, net of tax	(571)	(5,792)
Net income (loss)	$893	$(4,385)

Income per share from continuing operations
Basic net income per share	$0.22	$0.38
Diluted net income per share	$0.22	$0.37
(Loss) per share from discontinued operations
Basic net (loss) per share	$(0.09)	$(1.56)
Diluted net (loss) per share	$(0.09)	$(1.56)

Basic weighted average shares outstanding	6,617	3,705
Diluted weighted average shares outstanding	6,799	3,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Series C						Additional			Non-
	Preferred Stock		Class A		Class B		paid-in	Treasury	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	deficit	interest	Total
Balance at January 1, 2018	579	442	3,295	$33	220	$2	$177,612	$(2,662)	$(191,706)	$16,986	$707
Stock compensation and issuances	—	—	427	4	—	—	856	—	—	—	860
Accrued Liability settled through issuance of stock	—	—	—	—	—	—	131	—	—	—	131
Shares withheld related to net share settlement of restricted stock awards	—	—	(19)	—	—	—	(38)	—	—	—	(38)
Series C preferred stock conversion of CGF I & II	2,221	6,751	—	—	—	—	3,071	—	—	—	9,822
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	(1,750)	(1,750)
Net (loss) income	—	—	—	—	—	—	—	—	(4,385)	470	(3,915)
Balance at December 31, 2018	2,800	$7,193	3,703	$37	220	$2	$181,632	$(2,662)	$(196,091)	$15,706	$5,817
Stock compensation and issuances	—	—	71	1	—	—	509	—	—	—	510
Accrued Liability settled through issuance of stock	—	—	63	—	—	—	141	—	—	—	141
Shares withheld related to net share settlement of restricted stock awards	—	—	(12)	—	—	—	—	—	—	—	—
Warrant exercises	—	—	200	2	—	—	358	—	—	—	360
Class A stock conversion of non-controlling interest	—	—	3,824	38	—	—	16,050	—	—	(16,019)	69
Series C conversion of non-controlling interest	641	(428)		—	—	—	—	—	—	—	(428)
Gain on deconsolidation of discontinued operations	—	—	—	—	—	—	682	—	—	—	682
Net (loss) income	—	—	—	—	—	—	—	—	893	313	1,206
Balance at December 31, 2019	3,441	$6,765	7,849	$78	220	$2	$199,372	$(2,662)	$(195,198)	$-	$8,357

The accompanying notes are an integral part of these Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$893	$(4,385)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	84	159
Depreciation expense	150	118
Amortization expense	67	67
Earnings from unconsolidated joint venture, net of distributions	50	48
Stock-based compensation	479	261
Loss on equity method investments carried at fair value	560	—
Deferred income tax benefit	—	(1,062)
Changes in operating assets and liabilities:
Trade receivables	(956)	(400)
Trade receivables - related party	(694)	(2,950)
Deferred revenue	(1,875)	1,875
Other assets	11	(410)
Accrued personnel	1,520	1,396
Accounts payable	240	1,054
Accrued liabilities	72	489
Net cash provided by operating activities of discontinued operations	7,793	16,590
Net cash provided by operating activities	8,394	12,850
Cash flows from investing activities:
Contributions to equity method investments carried at fair value	(1,200)	—
Distributions from equity method investments carried at fair value	1,525	—
Purchase of fixed assets	(207)	—
Principal received on note receivable	27	—
Net cash used in investing activities of discontinued operations	—	(41)
Net cash provided by investing activities	145	(41)
Cash flows from financing activities:
Proceeds from notes payable	—	210
Payments on notes payable	(228)	(3,108)
Loan financing costs	(28)
Distributions to non-controlling interests	—	(1,750)
Proceeds from exercise of warrants	360	—
Taxes paid related to net share settlement of equity awards	(35)	(38)
Net cash used in financing activities from discontinued operations	(5,951)	(7,461)
Net cash used in financing activities	(5,882)	(12,147)
Net increase (decrease) in cash and cash equivalents	2,657	662
Cash and cash equivalents, beginning of period	854	192
Cash and cash equivalents, end of period	$3,511	$854

Supplemental cash flow information:
Interest paid, net of interest capitalized	$420	$190
Income taxes paid	$—	$8
Supplemental disclosure for non-cash activity:
Accrued liability settled through issuance of stock	$141	$131
Conversion of noncontrolling interest to CHCI equity	$16,019	$—
Gain on deconsolidation of Investors X recorded in APIC	$682	$—
Increase in operating lease right-of-use assets upon adoption of ASC 842	$170	$—
Issuance of stock in lieu of interest due	$66	$599
Increase in Series C preferred stock upon conversion of CGF I & II	$—	$6,751
Increase in Additional Paid in Capital upon conversion of CGF I & II	$—	$3,071
Extinguishment of Notes payable - due to affiliates, net of discount	$—	$(11,421)

The accompanying notes are an integral part of these Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data, number of units, or as otherwise noted)

1. ORGANIZATION

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted asset management and services company primarily focused in the Washington, D.C. Metropolitan Statistical Area. In 2018, the Company made a strategic decision to transform its operating platform from being primarily focused on developing on-balance sheet, for-sale, homebuilding projects to being focused on commercial and residential asset management and real estate related services. On April 30, 2019 the Company announced the exit from the homebuilding business. The Company now operates through five primarily real estate focused subsidiaries – CDS Asset Management, LC (“CAM”), Comstock Residential Management, LC, Comstock Commercial Management, LC, Park X Management, LC and Comstock Environmental Services, LC (“CES”). The Company’s homebuilding operations are presented in Discontinued Operations (see Note 19 – Discontinued Operations). References in these Consolidated Financial Statements to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries unless the context suggests otherwise.

Liquidity Developments

We finance our Asset management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities and long-term debt. Pursuant to the Master Transfer Agreement (“MTA”), the Company transferred to Comstock Development Services, LC (“CDS”), an entity owned and controlled by the Company’s Chief Executive Officer, its Class A membership interests in Investors X, the entity owning the Company’s residual homebuilding operations in exchange for certain residual cash flows over the next three years (“Investors X”). Refer to Note 13 – Consolidation of Variable Interest Entities for further discussion regarding the accounting related to discontinued operations. The associated debt obligations were also transferred to CDS. See Note 9 in the accompanying Consolidated Financial Statements for more details on our debt and credit facilities.

At December 31, 2019, $5.7 million of our notes payable to affiliates were set to mature prior to the end of 2020. These funds were primarily obtained from entities wholly owned by our Chief Executive Officer, and the Company. On March 19, 2020, the Company entered into a $10 million revolving line of credit agreement with CDS with an initial term of five years. See Note 21 – Subsequent Events for additional information about the transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies and practices used in the preparation of the Consolidated Financial Statements is as follows:

Basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated. Investments in real estate ventures over which we exercise significant influence, but do not control, are accounted for either at fair value or under the equity method.

When applying principles of consolidation, we begin by determining whether an investee entity is a variable interest entity ("VIE") or a voting interest entity. U.S. GAAP draws a distinction between voting interest entities, which are embodied by common and traditional corporate and certain partnership structures, and VIEs, broadly defined as entities for which control is achieved through means other than voting rights. For voting interest entities, the interest holder with control through majority ownership and majority voting rights consolidates the entity. For VIEs, determination of the "primary beneficiary" dictates the accounting treatment. We identify the primary beneficiary of a VIE as the enterprise having both (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. We perform the primary beneficiary analysis as of the inception of our investment and upon the occurrence of a reconsideration event. When we determine we are the primary beneficiary of a VIE, we consolidate the VIE; when we determine we are not the primary beneficiary of the VIE, we account for our investment in the VIE at fair value or under the equity method, based upon an election made at the time of investment.

Our determination of the appropriate accounting method to apply for unconsolidated investments is based on the level of influence we have in the underlying entity. When we have an asset management or property management contract with a real estate limited partnership in which we also hold an ownership interest, the combination of our limited partner interest and the management agreement generally provides us with significant influence over such real estate limited partnership. Accordingly, we account for such investments either at fair value or under the equity method. We eliminate transactions with such subsidiaries to the extent of our ownership in such subsidiaries.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized in the valuation of equity method investments, valuation of deferred tax assets, analysis of goodwill impairment, and valuation of equity-based compensation.

Discontinued Operations

On July 23, 2019 the Company completed the transfer of Investors X subject to the Master Transfer Agreement (“MTA”). For the years ended December 31, 2019 and 2018, we classified revenues, expenses, assets and liabilities related to Investors X into discontinued operations on the Consolidated Balance Sheets, the Consolidated Statement of Operations, and the Consolidated Statements of Cash Flows. See Note 19 – Discontinued Operations.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.

Trade Receivables and Concentration of Credit Risk

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

The Company does significant business with related party entities. Financial instruments that subject the Company to concentrations of credit risk consist primarily of related party receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of related party entities. The Company derives a substantial portion of its revenues from various related party entities; with related party entities accounting for 81% of the Company’s total consolidated revenues in 2019.

See Note 14 – Related Party Transactions for more information.

Investments in real estate ventures

We invest in certain real estate ventures that primarily own and operate real estate in two sectors, land development and commercial office. These investments take the form of equity ownership interests and, based upon investment-specific objectives, have included three to seven year planned investment periods. Our investments in real estate ventures are not redeemable until the disposition of the underlying real estate investment. We have elected to account for these equity method investments using the fair value option.

For investments in real estate ventures reported at fair value, we maintain an investment account that is increased or decreased each reporting period by the difference between the fair value of the investment and the carrying value as of the balance sheet date. These fair value adjustments are reflected as gains or losses on the Consolidated Statements of Operations. The fair value of these investments as of the balance sheet date is generally determined using a Discounted Cash Flow (“DCF”) analysis, based upon unobservable inputs in the fair value hierarchy.

See Note 4, Investments in Real Estate Ventures for additional information on Investments in real estate ventures.

Fixed assets, net

Fixed assets are carried at cost less accumulated depreciation and are depreciated on the straight-line method over their estimated useful lives as follows:

Leasehold improvements	Shorter of asset life or related lease term
Furniture and fixtures	7 years
Office equipment	5 years
Vehicles	3 years
Computer equipment	3 years
Capitalized software	3 years

Leases

Substantially all of our operating leases are related to office space we lease in various buildings for our own use. The terms of these non-cancelable operating leases typically require us to pay rent and a share of operating expenses and real estate taxes, generally with an inflation-based rent increase included. We also lease equipment under both operating and finance lease arrangements. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments (e.g. rent) over the lease term beginning at the commencement date. The Operating lease right-of-use assets are adjusted for lease incentives, deferred rent, and initial direct costs, if incurred. Our leases generally do not include an implicit rate; therefore, we use an incremental borrowing rate based on information available at the lease commencement date in determining the present value of future minimum lease payments. The related lease expense is recognized on a straight-line basis over the lease term.

See Note 6 – Leases for more information

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

We perform our annual goodwill impairment review during our fourth quarter as of October 1. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, significant or unusual changes in market capitalization, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

When assessing goodwill for impairment, the Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount or elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, or the Company elects to bypass such assessment, the Company then determines the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the Company's discount rate, growth rate and future financial performance as well as a market multiple model based upon similar transactions in the market. Assumptions about the discount rate are based on a weighted average cost of capital built up from various interest rate components applicable to the Company. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. Market multiples are derived from recent transactions among businesses of a similar size and industry. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. To the extent that debt is outstanding, these amounts are reflected in the Consolidated Balance Sheets as direct deductions of debt and as assets for costs related to revolving debt. See Note 9 for additional information on the Company's long-term debt and related debt issuance costs.

Revenue recognition

The Company’s revenues consist primarily of

•	Asset Management;
•	Property Management;
•	Capital Markets;
•	Leasing;
•	Project & Development Services; and
•	Environmental Remediation

Asset Management

Asset Management primarily provides comprehensive real estate asset management services to the CDS portfolio, representing a series of daily performance obligations delivered over time. Pricing includes a cost-plus management fee or a market-rate fee form of variable consideration. The Company earns whichever is higher. See Note 14 – Related Party Transactions.

The amount of revenue recognized is presented gross for any services provided by our employees, as we control them. This is evidenced by our obligation for their performance and our ability to direct and redirect their work, as well as negotiate the value of such services. In the instances where we do not control third-party services delivered to the client, we report revenues net of the third-party reimbursements. Consistent with the transfer of control for distinct, daily services to the customer, revenue is typically recognized at the end of each period for the fees associated with the services performed.

Property Management

Property Management provides on-site day-to-day management services for owners of office, industrial, retail, multifamily residential and various other types of properties, representing a series of daily performance obligations delivered over time. Pricing is generally in the form of a monthly management fee based upon property-level cash receipts, square footage under management or some other variable metric. Revenues from project management may also include reimbursement of payroll and related costs for personnel providing the services and subcontracted vendor costs. Project management services represent a series of distinct daily services rendered over time. Consistent with the transfer of control for distinct, daily services to the customer, revenue is typically recognized at the end of each period for the fees associated with the services performed.

The amount of revenue recognized is presented gross for any services provided by our employees, as we control them. This is evidenced by our obligation for their performance and our ability to direct and redirect their work, as well as negotiate the value of such services. In the instances where we do not control third-party services delivered to the client, we report revenues net of the third-party reimbursements.

Capital Markets

We offer clients commercial mortgage and structured financing services. We are compensated for our services via a fee paid upon successful commercial financing from third party lenders. The fee earned is contingent upon the funding of the loan, which represents the transfer of control for services to the customer. Therefore, we typically satisfy our performance obligation at the point in time of the funding of the loan, when there is a present right to payment.

Leasing

We provide strategic advice and execution for owners, investors, and occupiers of real estate in connection with the leasing of office, industrial and retail space. We are compensated for our services in the form of a commission. Our commission is paid upon signing of the lease by the tenant. We satisfy our performance obligation at a point in time; generally, at the time of the contractual event where there is a present right to payment.

Project & Development Services

We provide project and construction management services for owners and occupiers of real estate in connection with the management and leasing of office, industrial and retail space. The fees that we earn are typically variable based upon a percentage of project cost. We are compensated for our services in the form management fees. Project and construction management services represent a series of performance obligations delivered over time and revenue is recognized over time.

Environmental Remediation

We provide environmental remediation services for owners of real estate. Remediation services are generally contracted and performed by Comstock Environmental. We are compensated for our services as well as for the services of subcontractors used to perform remediation services. Fees earned are generally based upon employee time spent as well as a cost-plus arrangement for subcontractors used. Generally, environmental remediation services represent a series of performance obligations delivered over time and revenue is recognized over time.

Contract Costs

Expenses, primarily employee commissions, incurred on leasing and capital markets transactions represent substantially all our incremental costs to obtain revenue contracts. We apply the applicable practical expedient offered by ASC Topic 606 when the amortization period is one year or less and, therefore, recognize these costs as an operating expense as they are incurred.

Stock compensation

As discussed in Note 12, the Company sponsors stock option plans and restricted stock award plans. The Company accounts for its share-based awards pursuant to Accounting Standards Codification (“ASC”) 718, Share Based Payments. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the service period based on their fair values at the date of grant. For the year ended December 31, 2019, total stock based compensation cost was $479 thousand of which $474 thousand was charged to expenses within ‘general and administrative’ and ‘Direct costs - real estate services’ in the Consolidated Statement of Operations, and $5 thousand was capitalized to ‘Long-term assets of discontinued operations’. For the year ended December 31, 2018, total stock based compensation cost was $257 thousand of which $234 thousand was charged to expenses within ‘general and administrative’ and ‘Direct costs-real estate services’ in the Consolidated Statement of Operations, and $23 thousand was capitalized to ‘Long-term assets of discontinued operations’.

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

Recently adopted accounting pronouncements

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-02, “Leases” (“ASU 2016-02”). The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. The FASB subsequently issued ASU 2018-10 and ASU 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02. ASU 2018-11 also provides the optional transition method which will allow companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted this standard using the modified retrospective method effective January 1, 2019. As permitted by the guidance, the Company elected to retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date and did not reassess contracts entered into prior to the adoption date for the existence of a lease. The Company also did not recognize ROU assets and lease liabilities for short-term leases, which are leases in existence as of the adoption date with an original term of twelve months or less. As a result of the adoption of the standard, the Company recognized ROU assets and liabilities of $170 thousand as of the adoption date on its Consolidated Balance Sheet. There was no cumulative effect on beginning retained earnings. The assets and liabilities recognized upon application of the transition provisions were primarily associated with our existing office leases.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which modifies how companies recognize expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. Existing GAAP requires an “incurred loss” methodology whereby companies are prohibited from recording an expected loss until it is probable that the loss has been incurred. ASU 2016-13 requires companies to use a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broad range of reasonable and supportable information to record and report credit loss estimates, even when the CECL is remote. Companies will be required to record the allowance for credit losses and deduct that amount from the basis of the asset. The guidance is effective for the Company for financial statement periods beginning after December 15, 2022, although early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740, Income Tax and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those periods. Early adoption is permitted. We do not expect the adoption of this pronouncement to have a material impact on our Consolidated Financial Statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated statements of operations, comprehensive income, balance sheets, or cash flows

3. TRADE RECEIVABLES & TRADE RECEIVABLES – RELATED PARTIES

Trade receivables include amounts due from real estate services, asset management and project management. There is no allowance for doubtful accounts recorded. As of December 31, 2019 and 2018, the Company had $1.9 million and $1.0 million, respectively, of trade receivables.

As of December 31, 2019 and 2018, the Company had $3.6 million and $3.0 million, respectively, of receivables from related parties, primarily related to initial AMA and the 2019 AMA.

4. INVESTMENTS IN REAL ESTATE VENTURES AT FAIR VALUE

Based upon elections made at the date of investment, the Company reports the investments in real estate ventures at fair value. For such investments, the Company increases or decreases the investment each reporting period by the change in the fair value and the Company reports the fair value adjustments in the Consolidated Statement of Operations in the (loss) on equity method investments carried at fair value line item. Fair value of equity method investments are classified as Level 3 of the fair value hierarchy. As of December 31, 2019, the Company had Investments in real estate ventures at fair value of $8.4 million. The Company had no investments in real estate ventures at fair value as of December 31, 2018. The table below shows the movement in the Company’s investments in real estate ventures reported at fair value.

Year Ended December 31,
2019
Fair value investments as of July 23,	$9,306
Investments	1,200
Distributions	(1,525)
Change in fair value	(560)
Fair value investments as of December 31,	$8,421

See Note 11 for additional discussion of our investments in real estate ventures at fair value.

Investors X

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

The fair value of the Company’s investment in Investors X was $9.3 million as of the July 23, 2019 deconsolidation. As of December 31, 2019, the fair value of the Company’s investment in Investors X is $7.2 million. The Company received distributions of $1.5 million during the year ended December 31, 2019 and recognized a loss in fair value of $560 thousand due to lower estimated cash flows from a project in the Investors X portfolio.

The Hartford

The Company has elected to account for the equity method investment in The Hartford at fair value. Fair Value is determined using an income approach and sales comparable approach models.

The fair value of the Company’s investment in the Hartford was $1.2 million as of the investment date of December 30, 2019. The $1.2 million is equal to the cash invested into the Hartford. There were no distributions or changes in fair value as of December 31, 2019.

Summarized Financial Information

The following table summarizes the combined financial information for our unconsolidated real estate ventures accounted for under the fair value option.

2019
Balance Sheets:
Real estate inventories	$11,328
Investments in real estate, net of depreciation	1,200
Cash	2,616
Accounts receivable	200
Other assets	1,456
Total assets	16,800
Notes payable	6,166
Warranty reserves	150
Accounts payable	1,787
Accrued liabilities	500
Purchaser deposits	1,773
Total liabilties	10,376
Total equity	6,424

Statements of Operations:
Revenue	6,832
Net loss	(1,364)

5. FIXED ASSETS, NET

Fixed assets consist of the following:

	December 31, 2019	December 31, 2018
Computer equipment and capitalized software	$893	$767
Furniture and fixtures	63	56
Office equipment	224	209
Vehicles	141	88
Leasehold improvements	6	—
	1,327	1,120
Less : accumulated depreciation	(1,049)	(899)
	$278	$221

Depreciation expense, included in ‘general and administrative’ in the accompanying Consolidated Statements of Operations, amounted to $150 thousand and $118 thousand for the years ended December 31, 2019 and 2018, respectively.

6. LEASES

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

Maturities of lease liabilities as of December 31, 2019 are as follows:

Operating Leases
2020	$59
2021	54
2022	9
Total lease payments	122
Less: imputed interest	8
Present value of lease liabilities	$114

As of December 31, 2019, operating lease payments include $108 thousand related to options to extend lease terms that are reasonably certain of being exercised. The Company does not have any lease liabilities which have not yet commenced as of December 31, 2019.

7. GOODWILL AND INTANGIBLES

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

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the acquisition date, goodwill consisted primarily of synergies resulting from the combination, expected expanded opportunities for growth and production, and savings in corporate overhead costs. As of December 31, 2019 and 2018 the balance of Goodwill was $1.7 million. This Goodwill is reflected within our Real Estate Services segment.

Intangible assets include customer relationships which has an amortization period of four years. During the years ended December 31, 2019 and 2018, $67 thousand of intangible asset amortization was recorded in General and Administrative expense on the Consolidated Statement of Operations.

	December 31, 2019	December 31, 2018
Intangibles	$268	$268
Less : accumulated amortization	(165)	(98)
	$103	$170

As of December 31, 2019, the future estimated amortization expense related to these intangible assets was:

Amortization Expense
2020	$67
2021	36
Total	$103

No impairments of the Company’s goodwill were recognized during the years ended December 31, 2019 and 2018.

8. CONTRACT LIABILITIES

Progress payment balances in excess of revenue recognized are classified as contract liabilities on the Consolidated Balance Sheet in the financial statement line item titled “Deferred revenue.”

	Years ended December 31,
	2019	2018
Contract Liabilities:
Asset Management - Deferred revenue	$-	$1,875
Total Contract Liabilities	$-	$1,875

There were no contract liabilities as of December 31, 2019. As of December 31, 2018, the Company recognized a contract liability of $1.9 million related to the AMA executed on March 30, 2018 and effective January 2, 2018. See Note 14 – Related Party Transactions for details regarding this transaction.

9. DEBT

Secured financing

As of December 31, 2019 and 2018, the Company had two secured loans related to Comstock Environmental. One loan was used to finance the acquisition of Comstock Environmental, and carries a fixed interest rate of 6.5%, and has a maturity date of October 17, 2022. At December 31, 2019 and 2018, this financing had an outstanding balance of $667 thousand and $874 thousand, respectively. Comstock Environmental has an additional secured loan with an outstanding balance of $27 thousand as of December 31, 2019 and an outstanding balance of $34 thousand as of December 31, 2018 to fund the purchase of an asset used in the business. This financing is secured by the assets of Comstock Environmental and is guaranteed by our Chief Executive Officer.

During 2018, the Company opened a secured line of credit with a maximum capacity of $0.2 million, which was paid in full during the three months ended March 31, 2019. Interest charged on this line of credit was based on the prime rate plus 2.50%. As of December 31, 2018, there was $13 thousand of principal and interest outstanding on this line of credit, and the interest rate was 6.75%.

Unsecured financing

As of December 31, 2019 and December 31, 2018, the Company had one unsecured seller-financed promissory note with an outstanding balance of $595 thousand. This financing carries an annual interest rate of LIBOR plus 3% and has a maturity date of July 17, 2022. This loan has $50 thousand due on the third and fourth loan anniversary dates with the remainder due at maturity. At December 31, 2019 and 2018, the interest rate was 5.0% and 6.0%, respectively.

Notes payable to affiliate—unsecured

On October 17, 2014, the Company entered into an unsecured promissory note with Comstock Growth Fund (“CGF”) whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three-year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, the Company entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to CDS. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the Comstock Growth Fund promissory note. Concurrently, the face amount of the CGF Note was reduced to $5.7 million as of the Effective Date. The loan bears interest at a fixed rate of 10% per annum. Interest payments will be made monthly in arrears. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $5.7 million of outstanding borrowings and accrued interest under the CGF loan, net of discounts, as of December 31, 2019 and 2018, respectively. The maturity date for the CGF Note is April 16, 2020. On April 13, 2020 the Company retired the CGF Note.

During the years ended December 31, 2019 and 2018, the Company made interest payments of $0.6 million.

During the year ended December 31, 2019 and 2018, the Company did not make principal payments for the CGF loan.

Notes payable consisted of the following:

	December 31, 2019	December 31, 2018
Secured financing	$694	$922
Notes payable - due to affiliates, unsecured, net of $27 and $16 thousand discount and unamortized deferred financing charges, respectively	5,706	5,716
Unsecured financing charges	595	595
Total notes payable, net	$6,995	$7,233

As of December 31, 2019, maturities of our borrowings are as follows:

2020	$5,810
2021	50
2022	1,162
2023	—
2024 and thereafter	—
Total	$7,022

See Note 21 for further discussion on repayments subsequent to December 31, 2019.

10. COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under various non-cancelable operating leases. The leases contain various renewal options. See Note 6 for further discussion of the Company's operating lease commitments.

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. In accordance with GAAP, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is reasonably possible that an unfavorable outcome may occur as a result of one or more of the Company’s current litigation matters, at this time management has concluded that the resolutions of these matters are not expected to have a material effect on the Company's consolidated financial position, future results of operations or liquidity. Legal defense costs are expensed as incurred.

11. FAIR VALUE DISCLOSURES

We measure certain assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date. In addition, it establishes a framework for measuring fair value according to the following three-tier fair value hierarchy:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets accessible as of the measurement date;
•	Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities are reasonable estimates of their fair values based on their short maturities. The fair value of fixed and floating rate debt is based on unobservable inputs (Level 3 inputs). The fair value of the fixed and floating rate debt was estimated using a discounted cash flow analysis on the blended borrower rates currently available to the Company for loans with similar terms.

The following table summarizes the fair value of fixed and floating rate debt and the corresponding carrying value of fixed and floating rate debt as of:

	December 31, 2019	December 31, 2018
Carrying amount	$6,311	$6,420
Fair value	$6,136	$6,224

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

In connection with the CGF I & II conversions discussed in Note 9 – Debt and Note 14 – Related Party Transactions, we issued 2,220,690 shares of Series C Non-Convertible Preferred Stock with a liquidation preference of $5.00 per share. The Series C Preferred Stock has a discretionary dividend feature. The Company recorded these shares based on the fair value calculation on the effective date of the agreement. The Company used various assumptions and level 3 inputs such as current market condition and financial position in calculating the fair value of the Series C Preferred Stock by back solving from the Company’s equity value using the option pricing and the probability-weighted expected return models, adjusted for marketability of the Series C Preferred Stock.

Investments in Real Estate Ventures at Fair Value

We report our two investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in the Consolidated Statements of Operations.

For our investments in real estate ventures at fair value, we estimate the fair value using the level 3 Income Approach or a sales comparable approach to determine a fair value. Critical inputs to fair value estimates include various level 3 inputs such as valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As of December 31, 2019, investments in the real estate ventures at fair value was approximately $8.4 million.

Non-Recurring Fair Value Measurements

The Company may also value its non-financial assets and liabilities, including items such as long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.

12. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

On December 14, 2004, the Company adopted the 2004 Long-Term Compensation Plan (the “2004 Plan”). On February 12, 2019 the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”) which replaced the 2004 Plan. The 2019 Plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. Any shares issued under the Plan typically vest over periods of four years. Stock options issued under the plan expire 10 years from the date they are granted.

The 2019 Plan authorized 2.5 million shares of our Class A Common Stock subject to adjustment for forfeitures and tax withholdings. As of December 31, 2019 and 2018, there were 2.1 million and 0.06 million shares, respectively, available for issuance under the 2019 Plan and 2004 Plan, respectively.

The fair value of each option award is calculated on the date of grant using the Black-Scholes option pricing model and certain subjective assumptions. Expected volatilities are calculated based on our historical trading activities. We recognize forfeitures as they occur. The risk-free rate for the periods is based on the U.S. Treasury rates in effect at the time of grant. The expected term of options is based on the Company’s historical experience.

The following table summarizes the assumptions used to calculate the fair value of options during 2019 and 2018.

	2019	2018
Weighted average fair value of options granted	$1.65	$1.80
Dividend yields	—	—
Expected volatility	82.03%-82.32%	72.21%-83.47%
Weighted average expected volatility	82.27%	81.76%
Weighted average risk-free interest rates	2.15%	2.74%
Weighted average expected term (in years)	8	6

The following table summarizes information about stock option activity:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	436	$3.25	$8.50	-
Granted	84	2.90
Exercised	—	—
Forfeited or Expired	(102)	2.28
Outstanding at December 31, 2018	418	$3.42	7.67	9
Granted	104	1.89
Exercised	—	—
Forfeited or Expired	(7)	12.01
Outstanding at December 31, 2019	515	$2.96	7.24	$60
Exercisable at December 31, 2019	221	$4.09	4.46	$22

As of December 31, 2019 and 2018, the weighted-average remaining contractual term of unexercised stock options was 4.5 years and 7.7 years, respectively.

A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted nonvested at January 1, 2018	243	$2.16
Granted	-	-
Vested	(68)	2.13
Forfeited or Expired	(37)	2.11
Outstanding at December 31, 2018	138	$2.18
Granted	254	2.33
Vested	(46)	2.18
Forfeited or Expired	—	—
Nonvested at December 31, 2019	346	$2.29

As of December 31, 2019 and 2018, there was $625 thousand and $321 thousand, respectively, of unrecognized compensation cost related to nonvested stock options and restricted stock issuances granted under the 2019 Plan and 2004 Plan, respectively. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

In November 2014, our board of directors approved a share repurchase program authorizing the Company to repurchase up to 429 thousand shares of our Class A common stock in one or more open market or privately negotiated transactions depending on market price and other factors.

At December 31, 2019 and 2018, 404 thousand shares of our Class A common stock remain available for repurchase pursuant to our share repurchase agreement.

13. CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Consolidated Real Estate Inventories in assets of discontinued operations

Included within the Company’s assets of discontinued operations are real estate entities at December 31, 2018 that were determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of the Company’s majority voting rights and complete operational control of these entities.

On January 1, 2019 the Company evaluated Investors X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. As a result of the MTA, the Company determined that Investors X is considered held for sale effective April 30, 2019 and Investors X activities have been reclassified to discontinued operations in the accompanying Consolidated Financial Statements.

On July 23, 2019, the Investors X operating agreement was amended to clarify certain definitions resulting in Investors X no longer being considered a VIE of the Company. Therefore, the assets and liabilities of Investors X were deconsolidated effective July 23, 2019 in the Consolidated Balance Sheets of the Company.

14. RELATED PARTY TRANSACTIONS

Lease for Corporate Headquarters

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our CEO. Future minimum lease payments under this lease, which expires on September 30, 2020, is $0.4 million.

For each of the years ended December 31, 2019 and 2018, total rental payments made were $0.6 million and $0.4 million, respectively. Rent expense for the years ended December 31, 2019 and 2018 was $0.6 million and $0.4 million, respectively.

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

2019 Amended Asset Management Agreement

On April 30, 2019, CAM entered into the 2019 AMA with CDS, which amends and restates in its entirety the asset management agreement between the parties dated March 30, 2018 with an effective date as of January 1, 2018. Pursuant to the 2019 AMA, CDS will engage CAM to manage and administer the Anchor Portfolio and the day to-day operations of CDS and each property-owning subsidiary of CDS (collectively, the “CDS Entities”).

Pursuant to the 2019 AMA, the Company provides asset management services related to the build out, lease-up and stabilization, and management of the Anchor Portfolio. CDS pays the Company and its subsidiaries annual fees equal to the greater of either (i) an aggregate amount equal to the sum of (a) an asset management fee equal to 2.5% of revenues generated by properties included in the Anchor Portfolio; (b) a construction management fee equal to 4% of all costs associated with Anchor Portfolio projects in development; (c) a property management fee equal to 1% of the Anchor Portfolio revenues, (d) an acquisition fee equal to up to 0.5% of the purchase price of acquired assets; and (f) a disposition fee equal to 0.5% of the sales price of an asset on disposition; or (ii) an aggregate amount equal to the sum of (x) the employment expenses of personnel dedicated to providing services to the Anchor Portfolio pursuant to the 2019 AMA, (y) the costs and expenses of the Company related to maintaining the public listing of its shares and complying with related regulatory and reporting obligations, and (z) a fixed annual payment of $1,000,000.

In addition to the annual payment of the greater of either the Market Rate Fee or the Cost Plus Fee, the Company  also is entitled on an annual basis to the following additional fees: (i) an incentive fee equal to 10% of the free cash flow of each of the real estate assets comprising the Anchor Portfolio after calculating a compounding preferred return of 8% on CDS invested capital (ii) an investment origination fee equal to 1% of raised capital, (iii) a leasing fee equal to $1.00/sf for new leases and $0.50/sf for renewals; and (iv) mutually agreeable loan origination fees related to the Anchor Portfolio.

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

Residential, Commercial and Parking Property Management Agreements

In December 2017 and January 2018, the Company entered into separate residential property management agreements with two properties owned by CDS Entities under which the Company receives fees to manage and operate the properties including tenant communications, leasing of apartment units, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight.

During the period of May through and including December 2019, the Company entered into separate commercial property and parking management agreements with several properties owned by CDS Entities under which the Company receives fees to manage and operate the office and retail portions of the properties, including tenant communications, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight.

These property management agreements are each for one (1) year initial terms with successive, automatic one (1) year renewal terms, unless sooner terminated. The Company generally receives base management fees under these agreements based upon a percentage of gross rental revenues for the portions of the buildings being managed in addition to reimbursement of specified expenses, including employment expenses of personnel employed by the Company in the management and operation of each property.

Construction Management Agreements

On January 1, 2019, the Company entered into a construction management agreement for two properties owned by CDS Entities under which the Company receives fees to provide certain construction management and supervision services, including construction supervision and management of the buildout of certain tenant premises.  The Company receives a flat construction management fee for each engagement under a work authorization based upon the construction management or supervision fee set forth in the applicable tenant’s lease, which fee is generally one percent (1%) to four percent (4%) of the total costs (or total hard costs) of construction of the tenant’s improvements in its premises, or as otherwise agreed to by the parties.

Business Management Agreements

On April 30, 2019, CAM entered into a Business Management Agreement (the “Management Agreement”) with Investors X, whereby CAM will provide Investors X with asset and professional services related to the wind down of the Company’s divested homebuilding operations and the continuation of services related to the Company’s divested land development activities. The aggregate fee payable to CAM from Investors X under the Management Agreement is $937,500, payable in fifteen quarterly installments of $62,500 each.

The Hartford Investment

On December 30, 2019 the Company made an investment related to the purchase of the Hartford, a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia. The Company’s maximum amount of investment related to the purchase of the Hartford is $1.2 million.

In conjunction with the investment, the Company entered into an operating agreement with Partners to form Comstock 3101 Wilson, LC, to purchase the Hartford. Pursuant to the Operating Agreement, the Company holds a minority membership interest of the Hartford and the remaining membership interests of the Hartford are held by Partners. Partners is the manager of the Hartford. At the closing of the acquisition of the Hartford, the Company received an acquisition fee of $500 thousand and is entitled to asset management, property management, construction management  and leasing fees for its management of the Property pursuant to separate agreements between the Hartford, or its affiliates, and the Company, or its affiliates. The Company is also entitled to an incentive fee related to the performance of the investment.

See Note 21 – Subsequent Events for further discussion of the Hartford investment.

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

See Note 9 to the Consolidated Financial Statements for further description of the CGF Private Placement.

Revenues from Related Parties

The following table details the revenue earned from related parties.

	Years ended December 31,
	2019	2018
Related party revenue
Asset management	$19,370	$13,273
Real estate services	1,192	570
Total Related Party Revenue	$20,562	$13,843

15. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture was $125 and $72 as of December 31, 2019 and 2018, respectively, and is included within ‘Prepaid and other assets, net’ in the accompanying Consolidated Balance Sheets. Earnings for the years ended December 31, 2019 and 2018, from this unconsolidated joint venture of $222 and $137, respectively, is included in ‘Other income, net’ in the accompanying Consolidated Statement of Operations. During the years ended December 31, 2019 and 2018, the Company collected and recorded a distribution of $172 and $89, respectively, from this joint venture as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Twelve Months Ended December 31,
	2019	2018
Statement of Operations:
Total net revenue	$558	$391
Total expenses	115	117
Net income	$443	$274
Comstock Holding Companies, Inc. share of net income	$222	$137

16. REVENUE

The following table presents the Company’s revenues from contracts with customers disaggregated by categories which best represents how the nature, amount, timing and uncertainty of revenues are affected by economic factors.

	Years ended December 31,
	2019	2018
Revenue by customer
Related party	$20,562	$13,843
Commercial	4,755	2,604
Total Revenue by Customer	$25,317	$16,447

	Years ended December 31,
	2019	2018
Revenue by contract type
Fixed-price	$4,137	$2,084
Cost-plus	14,546	12,040
Time and Material	6,634	2,323
Total Revenue by contract type	$25,317	$16,447

For the years ended December 31, 2019 and 2018, $23.3 million and $15.9 million of our revenues were earned for contracts where revenue is recognized over time, respectively. For the years ended December 31, 2019 and 2018, $2.1 million and $0.6 million of our revenues were earned for contracts where revenue is recognized at a point in time, respectively.

17.  NET INCOME (LOSS) PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted (loss) income for continuing and discontinued operations per share for the years ended December 31, 2019 and 2018 are presented in the accompanying Consolidated Statements of Operations. Restricted stock awards, stock options and warrants for the years ended December 31, 2019 and 2018 are included in the diluted income (loss) per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

The following share equivalents have been excluded from the continuing operations dilutive share computation for the years ended December 31, 2019 and 2018 as their inclusion would be anti-dilutive.

	Years Ended December 31,
	2019	2018
Stock options	237	6
Warrants	604	41
	841	47

The following share equivalents have been excluded from the discontinued operations dilutive share computation for the years ended December 31, 2019 and 2018 as their inclusion would be anti-dilutive.

	Years Ended December 31,
	2019	2018
Restricted stock awards	207	91
Stock options	263	357
Warrants	604	601
	1,074	1,049

18. INCOME TAXES

During the year ended December 31, 2019, the Company recognized income tax expense of $2 thousand from continuing operations and the effective tax rate was (0.29)%. During the year ended December 31, 2018, the Company recognized income tax benefit of $1.1 million and the effective tax rate was (21.54)%.

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

The Company currently has approximately $145 million in Net Operating Losses (“NOLs), which is based on current statutory tax rates, including the lower corporate tax rate enacted by the Tax Act. If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2019, the three-year cumulative shift in ownership of the Company’s stock has not triggered an impairment of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of December 31, 2019, because the Company has recorded a full valuation allowance on substantially all of its net deferred tax assets.

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

The Company has not recorded any accruals related to uncertain tax positions as of December 31, 2019 and 2018, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2016 through 2018 tax years remain subject to examination by federal and most state tax authorities. The income tax provision for continuing operations consists of the following as of December 31:

	2019	2018
Deferred:
Federal	$178	$2
State	32	—
	210	2
Valuation allowance	(208)	(1,064)
Total income tax expense (benefit)	$2	$(1,062)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Inventory	$201	$500
Warranty	5	63
Net operating loss and tax credit carryforwards	37,440	37,812
Accrued expenses	7	4
Stock based compensation	502	379
Investment in affiliates	482	(28)
Deferred Revenue - Advance payment	64	—
	38,701	38,730
Less - valuation allowance	(38,601)	(38,684)
Net deferred tax assets	100	46

Deferred tax liabilities:
Depreciation and amortization	(55)	(11)
Goodwill amortization	(56)	(44)
Net deferred tax liabilities	(111)	(55)
Net deferred tax assets (liabilities)	$(11)	$(9)

A reconciliation of the statutory rate and the effective tax rate after adjustments for non-includable partnership income arising from non-controlling interest follows:

	2019	2018
Federal statutory rate	(21.00%)	(21.00%)
State income taxes - net of federal benefit	(4.74%)	(4.74%)
Permanent differences	(0.44%)	(2.40%)
Return to provision adjustments	0.42%	(4.29%)
Change in valuation allowance	25.47%	11.81%
Current state income tax	0.00%	0.00%
Change in enacted rate	0.00%	1.52%
Other, net	0.00%	(2.44%)
Effective tax rate	(0.29%)	(21.54%)

19. DISCONTINUED OPERATIONS

On April 30, 2019, the Company entered into the MTA that sets forth certain transactions to complete the Company’s previously announced exit from the homebuilding and land development business in favor of a migration to an asset management model. Refer to Note 13 – Consolidation of Variable Interest Entities for further discussion regarding the accounting related to discontinued operations.

The carrying amount of the assets and liabilities from discontinued operations, which were included within the Company’s prior Homebuilding segment, have been moved from their historical balance sheet presentation to assets and liabilities from discontinued operations as follows:

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$—	$4,926
Restricted cash	—	1,231
Trade receivables	—	527
Real estate inventories	—	20,082
Other assets, net	—	1,102
TOTAL ASSETS	$—	$27,868
LIABILITIES
Accounts payable and accrued liabilities	—	4,839
Notes payable - secured by real estate inventories, net of deferred financing charges	—	12,510
Income taxes payable	—	50
TOTAL LIABILITIES	—	17,399

The operating results of the discontinued operations that are reflected on the Consolidated Statement of Operations within the net income (loss) from discontinued operations are as follows:

	Years Ended December 31,
	2019	2018
Revenues
Revenue—homebuilding	$14,919	$41,245
Revenue—real estate services	—	—
Total revenue	14,919	41,245
Expenses
Cost of sales—homebuilding	14,901	42,799
Impairment charges	—	2,232
Sales and marketing	270	175
General and administrative	21	1,262
Interest and real estate tax expense	—	74
Operating (loss)	(273)	(5,297)
Other (loss), net	—	(7)
(Loss) from discontinued operations before income taxes	(273)	(5,304)
Income tax (benefit) expense	(15)	18
Net (loss) from discontinued operations	(258)	(5,322)
Net income attributable to non-controlling interests	313	470
Net (loss) attributable to Comstock Holding Companies, Inc.	(571)	(5,792)

20. SEGMENT DISCLOSURES

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

In our Real Estate Services segment, our experienced real estate services-based management team provides a wide range of real estate services in the areas of strategic corporate planning, capital markets, brokerage services, and environmental and design-based services. Our environmental services group provides consulting, environmental studies, remediation services and provide site specific solutions for any project that may have an environmental impact, from environmental due diligence to site-specific assessments and remediation. The Real Estate Services segment operates in the Mid-Atlantic Region.

The following table includes the Company’s two reportable segments of Asset Management and Real Estate Services, excluding discontinued operations, for the year ended December 31, 2019 and 2018.

	Asset Management	Real Estate Services	Total (from continuing operations)
Twelve Months Ended December 31, 2019
Gross revenue	$19,605	$5,712	$25,317
Gross profit	3,044	1,101	4,145
Net (loss) income	1,737	(273)	1,464
Total assets	15,270	4,663	19,933
Depreciation, amortization, and stock based compensation	430	266	696
Interest expense	390	84	474

	Asset Management	Real Estate Services	Total (from continuing operations)
Twelve Months Ended December 31, 2018
Gross revenue	$13,416	$3,031	$16,447
Gross profit	1,182	(59)	1,123
Net (loss) income	2,256	(849)	1,407
Total assets	3,870	3,362	7,232
Depreciation, amortization, and stock based compensation	225	221	446
Interest expense	—	90	90

21. SUBSEQUENT EVENTS

Line of Credit and CGF Note

On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with CDS, pursuant to which the Company secured a capital line of credit (the “Loan”) in the amount of $10 million. Under the terms of the Loan Documents, the Loan provides for an initial variable interest rate of the WSJ Prime Rate plus 1.00% per annum on advances made under the Loan, payable monthly in arrears. The five-year term facility allows for interim draws that carry a maturity date of twelve months from the initial date of the disbursement unless a longer initial term is agreed to by the Lender. On March 27, 2020, the Company drew $5.5 million on the Loan and on April 13, 2020 the Company retired the CGF Note.

COVID-19

In December 2019, COVID-19 surfaced in Wuhan, China. Through March 2020, the spread of this virus and government responses is causing business disruption and is adversely affecting many, including the travel, leisure and hospitality industries and with respect to companies that have significant operations or supply chains in China. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. The Company is taking all necessary steps to keep our business premises, customer properties, vendors and employees in a safe environment and are constantly monitoring the impact of COVID – 19. As discussed in Note 2, the Company derives a substantial portion of its revenues from various related party entities associated with real estate properties. The extent to which COVID-19 impacts our results and the results of the properties we manage will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. While we have not seen a significant impact to our results from COVID-19 to date, if the virus continues to cause significant negative impacts to economic conditions or consumer confidence, our revenues including our property management revenues, recoverability of assets including trade receivables, related party receivables, goodwill and our fair value investment in Investors X, results of operations, financial condition and liquidity could be adversely impacted.

Cares Act

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the recent enactment of the CARES Act, the Company is still evaluating the impact, if any, that the CARES Act will have on its financial position, results of operations or cash flows.

22. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of the Company’s 2019 consolidated financial statements, the Company identified errors in its historical financial statements relating to how the Company accounted for debt discounts and how the Company accounted for reimbursement of salaries and other salary related costs. Specifically, the Company incorrectly accounted for debt discount that should have been fully amortized at the end of the initial three-year term of the CGF Note in October 2017. In addition, in 2018 and the interim periods in 2019, the Company previously reported the reimbursement of salary costs from its property management agreements on a net basis, although the Company was required to account for these payroll related reimbursements on a gross basis. The correction of these non-cash errors had no effect on the reported operating income (loss) or total cash flows from operations, investing, or financing of the Company.

The Company evaluated the errors and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to the Company’s consolidated financial statements for any prior period.

All financial statements and footnotes presented herein have been adjusted to reflect the revisions below.

	For the Three Months Ended March 31, 2019			For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
Revenues - asset management	$3,861	$350	$4,211	$4,024	$426	$4,450	$7,885	$776	$8,661
Direct costs - asset management	3,317	350	3,667	3,514	426	3,940	6,831	776	7,607
Interest (expense)	(34)	16	(18)	(132)	16	(116)	(166)	32	(134)
Net income (loss)	69	16	85	(253)	16	(237)	(184)	32	(152)
Notes payable - due to affiliates, net of discount	4,935	799	5,734	4,984	718	5,702	4,984	718	5,702
Additional paid-in capital	180,769	959	181,728	197,333	1,025	198,358	197,333	1,025	198,358
Accumulated deficit	(194,250)	(1,758)	(196,008)	(194,503)	(1,742)	(196,245)	(194,503)	(1,742)	(196,245)
Total equity	7,095	(799)	6,296	7,013	(718)	6,295	7,013	(718)	6,295

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
Revenues - asset management	$4,293	$487	$4,780	$12,178	$1,263	$13,441
Direct costs - asset management	3,710	487	4,197	10,541	1,263	11,804
Interest (expense)	(186)	16	(170)	(352)	48	(304)
Net (loss)	(643)	16	(627)	(827)	48	(779)
Notes payable - due to affiliates, net of discount	4,981	702	5,683	4,981	702	5,683
Additional paid-in capital	198,184	1,025	199,209	198,184	1,025	199,209
Accumulated deficit	(195,146)	(1,726)	(196,872)	(195,146)	(1,726)	(196,872)
Total equity	7,221	(702)	6,519	7,221	(702)	6,519

	For the Three Months Ended March 31, 2018			For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
Revenues - asset management	$2,791	$—	$2,791	$2,960	$224	$3,184	$5,751	$224	$5,975
Direct costs - asset management	2,541	—	2,541	2,606	224	2,830	5,147	224	5,371
Interest (expense)	(24)	13	(11)	(24)	(39)	(63)	(48)	(26)	(74)
Income tax (expense) benefit	—	—	—	495	—	495	495	—	495
Net (loss)	(723)	13	(710)	(1,002)	(39)	(1,041)	(1,725)	(26)	(1,751)
Notes payable - due to affiliates, net of discount	15,346	1,891	17,237	4,874	847	5,721	4,874	847	5,721
Additional paid-in capital	177,747	—	177,747	181,009	1,083	182,092	181,009	1,083	182,092
Accumulated deficit	(190,526)	(1,891)	(192,417)	(191,528)	(1,930)	(193,458)	(191,528)	(1,930)	(193,458)
Total equity	2,119	(1,891)	228	11,318	(847)	10,471	11,318	(847)	10,471

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018			For the Twelve Months Ended December 31, 2018
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
Revenues - asset management	$2,730	$355	$3,085	$8,481	$579	$9,060	$12,473	$943	$13,416
Direct costs - asset management	2,458	355	2,813	7,605	579	8,184	11,291	943	12,234
Interest (expense)	(25)	16	(9)	(73)	(10)	(83)	(97)	7	(90)
Income tax (expense) benefit	445	83	528	940	83	1,023	938	124	1,062
Net (loss)	(1,927)	99	(1,828)	(3,652)	73	(3,579)	(4,516)	131	(4,385)
Notes payable - due to affiliates, net of discount	4,869	831	5,700	4,869	831	5,700	4,903	813	5,716
Additional paid-in capital	180,683	1,000	181,683	180,683	1,000	181,683	180,673	959	181,632
Accumulated deficit	(193,456)	(1,831)	(195,287)	(193,456)	(1,831)	(195,287)	(194,319)	(1,772)	(196,091)
Total equity	7,627	(831)	6,796	7,627	(831)	6,796	6,630	(813)	5,817