Form 10-Q
period 2020-03-31
Comstock Holding Companies, Inc.
filed 2020-05-28
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-32375

Comstock Holding Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1164345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1886 Metro Center Drive, 4th Floor

Reston, Virginia 20190

(703) 230-1985

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	CHCI	NASDAQ Capital Market

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

As of May 26, 2020, 7,839,490 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$7,180	$3,511
Trade receivables	1,510	1,886
Trade receivables - related parties	3,336	3,644
Prepaid and other assets, net	408	274
Total current assets	12,434	9,315

Equity method investments at fair value	8,230	8,421
Fixed assets, net	239	278
Goodwill	1,702	1,702
Intangible assets, net	86	103
Operating lease right-of-use assets	99	114
TOTAL ASSETS	$22,790	$19,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued personnel costs	$458	$2,916
Accounts payable	593	1,438
Accrued liabilities	601	166
Short term notes payable - due to affiliates, net of discount	5,730	5,706
Short term operating lease liabilities	49	—
Short term notes payable	104	77
Total current liabilities	7,535	10,303

Long term notes payable - due to affiliates	5,500	—
Long term notes payable - net of deferred financing charges	1,158	1,212
Long term operating lease liabilities, net of current portion	50	61
TOTAL LIABILITIES	14,243	11,576

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series C preferred stock $0.01 par value, 20,000,000 shares authorized, 3,440,690 issued and outstanding and liquidation preference of $17,203 at March 31, 2020 and December 31, 2019	$6,765	$6,765
Class A common stock, $0.01 par value, 59,779,750 shares authorized, 7,897,100 and 7,849,756 issued, and 7,811,530 and 7,764,186 outstanding at March 31, 2020 and December 31, 2019, respectively	79	78
Class B common stock, $0.01 par value, 220,250 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019	2	2
Additional paid-in capital	199,573	199,372
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(195,210)	(195,198)
TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	8,547	8,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,790	$19,933

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Revenue—asset management	$5,435	$4,154
Revenue—real estate services	1,531	728
Total revenue	6,966	4,882
Expenses
Direct costs - asset management	4,632	3,667
Direct costs - real estate services	1,381	494
General and administrative	598	304
Selling and Marketing	164	—
Operating income	191	417
Other income, net	9	57
Interest expense	(164)	(18)
Loss on equity method investments carried at fair value	(47)	—
(Loss) income before income tax expense	(11)	456
Income tax expense	1	—
Net (loss) income from continuing operations	(12)	456
Net loss from discontinued operations, net of tax	—	(371)
Net (loss) income	(12)	85

(Loss) income per share from continuing operations
Basic net income per share	$(0.00)	$0.12
Diluted net income per share	$(0.00)	$0.12
Loss per share from discontinued operations
Basic net loss per share	—	$(0.10)
Diluted net loss per share	—	$(0.10)

Basic weighted average shares outstanding	8,003	3,850
Diluted weighted average shares outstanding (continuing operations)	8,003	3,965
Diluted weighted average shares outstanding (discontinued operations)	—	3,850

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Series C						Additional			Non-
	Preferred Stock		Class A		Class B		paid-in	Treasury	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	deficit	interest	Total
Balance at December 31, 2018	2,800	7,193	3,703	$37	220	$2	$181,632	$(2,662)	$(196,091)	$15,706	$5,817
Stock compensation and issuances	—	—	41	—	—	—	61	—	—	—	61
Accrued liability settled through issuance of stock	—	—	15	—	—	—	35	—	—	—	35
Shares withheld related to net share settlement of restricted stock awards	—	—	(10)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	85	300	385
Balance at March 31, 2019	2,800	$7,193	3,749	$37	220	$2	$181,728	$(2,662)	$(196,006)	$16,006	$6,298

	Series C						Additional			Non-
	Preferred Stock		Class A		Class B		paid-in	Treasury	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	deficit	interest	Total
Balance at December 31, 2019	3,441	$6,765	7,850	$78	220	$2	$199,372	$(2,662)	$(195,198)	$-	$8,357
Stock compensation and issuances	—	—	52	1	—	—	212	—	—	—	213
Accrued liability settled through issuance of stock	—	—	11	—	—	—	20	—	—	—	20
Shares withheld related to net share settlement of restricted stock awards	—	—	(16)	—	—	—	(31)	—	—	—	(31)
Net loss	—	—	—	—	—	—	—	—	(12)	—	(12)
Balance at March 31, 2020	3,441	6,765	7,897	79	220	2	199,573	(2,662)	(195,210)	—	8,547

The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOLDING COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities attributable to continuing operations:
Net (loss)income	$(12)	$85
Adjustment to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	24	18
Amortization and depreciation expense	65	48
Earnings from unconsolidated joint venture, net of distributions	105	(1)
Stock compensation	213	86
Change in fair value of equity method investment	47	—
Changes in operating assets and liabilities:
Trade receivables - related party	308	1,660
Trade receivables	398	180
Deferred revenue	—	(625)
Accrued personnel costs	(2,458)	(948)
Other assets	(239)	205
Accrued liabilities	478	273
Accounts payable	(845)	(326)
Lease liabilities	8	—
Net cash provided by operating activities of discontinued operations	—	2,738
Net cash (used in) provided by operating activities	(1,908)	3,393
Cash flows from investing activities attributable to continuing operations:
Purchase of fixed assets	(9)	(15)
Distributions from equity method investments carried at fair value	144	—
Principal received on note receivable	—	10
Net cash provided by (used in) investing activities	135	(5)
Cash flows from financing activities attributable to continuing operations:
Proceeds from notes payable	5,554	—
Payments on notes payable	(81)	(65)
Taxes paid related to net share settlement of equity awards	(31)	(28)
Net cash used in financing activities of discontinued operations	—	(3,334)
Net cash provided by (used in) financing activities	5,442	(3,427)
Net increase (decrease) in cash, restricted cash and cash equivalents	3,669	(39)
Cash and cash equivalents, beginning of period	3,511	854
Cash and cash equivalents, end of period	$7,180	$815

Supplemental cash flow information:
Interest paid	$143	$146
Supplemental disclosure for non-cash investing and financing activities:
Accrued liability settled through issuance of stock	$20	$35

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock”, “CHCI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and applicable other rules and regulations of the Securities and Exchange Commission (“SEC”). Such financial statements do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has included all necessary adjustments and disclosures. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted asset management and services company primarily focused in the Washington, D.C. Metropolitan Statistical Area. In 2018, the Company made a strategic decision to transform its operating platform from being primarily focused on developing on-balance sheet, for-sale, homebuilding projects to being focused on commercial and residential asset management and real estate related services. On April 30, 2019 the Company announced the exit from the homebuilding business. The Company now operates through five primarily real estate focused subsidiaries – CDS Asset Management, LC (“CAM”), Comstock Residential Management, LC, Comstock Commercial Management, LC, Park X Management, LC and Comstock Environmental Services, LC (“CES”). The Company’s homebuilding operations are presented in Discontinued Operations (see Note 18 – Discontinued Operations). References in these Consolidated Financial Statements to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries unless the context suggests otherwise.

The Company’s Class A common stock is traded on the NASDAQ Capital Market under the symbol “CHCI”.

Throughout this quarterly report on Form 10-Q, amounts are in thousands, except per share data, number of stock options, number of stock awards, or as otherwise noted.

The Consolidated Balance Sheet as of December 31, 2019 was derived from the audited financial statements contained in the 2019 Form10-K.

For the three months ended March 31, 2020 and 2019, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Recent Developments

On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with Comstock Development Services LC (“CDS”), an entity wholly owned by Christopher Clemente, the Chief Executive Officer of the Company, pursuant to which the Company secured a Ten Million Dollar ($10,000,000) capital line of credit (the “Revolver”).  Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the WSJ Prime Rate plus one percent (1.00%) per annum on advances made under the Revolver, payable monthly in arrears. The five-year term facility allows for interim draws that carry a maturity date of twelve (12) months from the initial date of the disbursement unless a longer initial term is agreed to by CDS. On March 27, 2020 the Company borrowed $5.5 million under the Revolver. The borrowing has a maturity date of April 30, 2023, as agreed by CDS. On April 10, 2020, the capital provided to the Company by the Revolver was utilized to retire all of the Company’s ten percent (10%) corporate indebtedness maturing on April 16, 2020 owed to Comstock Growth Fund, L.C.

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

At this time, we cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for the segments and the markets in which we operate, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment and cause our business to suffer in ways that we cannot predict at this time and that may materially and adversely impact our business, financial condition and results of operations.

On April 20, 2020, the Company received a loan in the amount of approximately $1.95 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Some of the uncertainties related to the Company’s operations that are directly related to COVID-19 include, but are not limited to, the severity of the virus, the duration of the outbreak, governmental, business or other actions and their impacts on the Company and our clients, along with short and long term effects of consumer demand that may affect our clients financial position and consequently necessitate changes to our operations. On April 23, 2020, the Department of Treasury published additional guidance through a document entitled “Paycheck Protection Program Loans-Frequently Asked Questions (FAQs)”.   The PPP Loan good faith certification, specifically addressed by new FAQ 31, required the Company to take into account their current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. On May 13, 2020, Treasury published additional guidance through a document entitled “Paycheck Protection Program Loans-Frequently Asked Questions (FAQs)”-as of May 13, 2020.   New FAQ 46, further clarifying FAQ 31, provided the Company firm guidance that its prior good faith certification is deemed made in good faith in determining that any borrower that, together with its affiliates received PPP loans with an original principal amount of less than $2 million will be deemed to have made the required certification concerning the necessity of the loan request in good faith.

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company’s PPP Loan is two years. The annual interest rate on the PPP Loan is 1.00% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan. The PPP Loan remains subject to any new guidance and new requirements released by the Department of the Treasury.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. ASU 2018-13 removes the following disclosure requirements: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (ii) the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: (i) provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future, (ii) disclose changes in unrealized gains and losses related to Level 3 measurements for the period included in other comprehensive income, and (iii) disclose for Level 3 measurements the range and weighted average of the significant unobservable inputs and the way it is calculated. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which modifies how companies recognize expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. Existing GAAP requires an “incurred loss” methodology whereby companies are prohibited from recording an expected loss until it is probable that the loss has been incurred. ASU 2016-13 requires companies to use a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broad range of reasonable and supportable information to record and report credit loss estimates, even when the CECL is remote. Companies will be required to record the allowance for credit losses and deduct that amount from the basis of the asset. The guidance is effective for the Company for financial statement periods beginning after December 15, 2022, although early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740, Income Tax and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those periods. Early adoption is permitted. We do not expect the adoption of this pronouncement to have a material impact on our Consolidated Financial Statements.

We assessed other accounting pronouncements issued or effective during the three months ended March 31, 2020 and deemed they were either not applicable to us or are not anticipated to have a material effect on our consolidated financial statements. Other standards previously issued and adopted by the Company have been disclosed in previous filings.

2. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of the Company’s 2019 consolidated financial statements, the Company identified errors in its historical financial statements relating to how the Company accounted for debt discounts and how the Company accounted for reimbursement of salaries and other salary related costs for its property management revenue arrangements. Specifically, the Company incorrectly accounted for debt discount that should have been fully amortized at the end of the initial three-year term of certain notes payable due to affiliates, in October 2017. In addition, in the interim periods in 2019, the Company previously reported the reimbursement of salary costs from its property management agreements on a net basis, although the Company was required to account for these payroll related reimbursements on a gross basis. The correction of these non-cash errors had no effect on the previously reported operating income (loss) or total cash flows from operations, investing, or financing of the Company.

The Company evaluated the errors and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to the Company’s consolidated financial statements for any prior period.

All financial statements and footnotes presented herein have been adjusted to reflect the revisions below.

	For the three months ended March 31, 2019
	As previously reported	Adjustment	As adjusted
Revenue—asset management	$3,861	$293	$4,154
Direct costs—asset management	3,317	350	3,667
Interest (expense)	(34)	16	(18)
Other income, net	—	57	57
Net income (loss)	69	16	85
Additional paid-in capital	180,769	959	181,728
Accumulated deficit	(194,250)	(1,756)	(196,006)
Total equity	7,095	(797)	6,298

3. TRADE RECEIVABLES & TRADE RECEIVABLES – RELATED PARTIES

Trade receivables include amounts due from real estate services, asset management and commercial development. The Company records an allowance for doubtful accounts based on historical experience and the aging of receivables. As of March 31, 2020 that allowance for doubtful accounts was de minimis based on the Company’s historical experience of bad debts for receivables older than 90 days along with analysis of collections after the filing date, to incorporate any impacts from COVID-19. As of March 31, 2020 and December 31, 2019 the Company had $1.5 million and $1.9 million, respectively, of trade receivables.

As of March 31, 2020, and December 31, 2019, the Company had $3.3 million and $3.6 million, respectively, of receivables from related parties, primarily related to the 2019 AMA. The Company does not record an allowance for doubtful accounts related to receivables from related parties. This is due to the related party nature of the receivables along with the collection history.

4. EQUITY METHOD INVESTMENTS IN REAL ESTATE VENTURES AT FAIR VALUE

Based upon elections made at the date of investment, the Company reports the equity method investments in real estate ventures at fair value. For such investments, the Company increases or decreases the investment each reporting period by the change in the fair value and the Company reports the fair value adjustments in the Consolidated Statement of Operations in the ‘loss on equity method investments carried at fair value’ line item. Fair value of equity method investments are classified as Level 3 of the fair value hierarchy. As of March 31, 2020 and December 31, 2019, the Company had equity method investments in real estate ventures at fair value of $8.2 million and $8.4 million, respectively. The table below shows the movement in the Company’s investments in real estate ventures reported at fair value.

Three Months Ended March 31,
2020
Fair value of investments as of December 31, 2019	$8,421
Distributions	(144)
Change in fair value	(47)
Fair value of investments as of March 31, 2020	$8,230

See Note 14 – Related Party Transactions for additional discussion of our investments in real estate ventures at fair value.

Investors X

The Company has elected to account for the equity method investment in Investors X at fair value. Fair Value is determined using a discounted cash flow model based on expected future cash flows for income and realization events of the underlying asset. Expected future cash flows includes contractually fixed revenues and expenses as well as estimates for future revenues and expenses where contracts do not currently exist. These estimates are based on prior experience as well as comparable, third party data. Changes in estimates, including as a result of the COVID-19 pandemic, can impact our Investors X fair value.

As of March 31, 2020 and December 31, 2019, the fair value of the Company’s investment in Investors X is $7.0 million and $7.2 million, respectively. The Company received distributions of $144 thousand during the three months ended March 31, 2020 and recognized a loss in fair value of $73 thousand.

The Hartford

The Company has elected to account for the equity method investment in The Hartford at fair value. Fair Value is determined using an income approach and sales comparable approach models. As of March 31, 2020 and December 31, 2019, the fair value of the Company’s investment in the Hartford was $1.2 million. The fair value of the Hartford increased by $27 thousand. There were no distributions as of March 31, 2020.

5. GOODWILL & INTANGIBLES

On July 17, 2017, Comstock Environmental, an entity wholly owned by CDS Capital Management, L.C., a subsidiary of Comstock, purchased all of the business assets of Monridge Environmental, LLC for $2.3 million. Comstock Environmental operates in Maryland, Pennsylvania, New Jersey, and Delaware as an environmental consulting and engineering services company.

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

We perform our annual goodwill impairment review during our fourth quarter as of October 1. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, significant or unusual changes in market capitalization, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. During the three months ended March 31, 2020 we considered the impact of COVID-19 and the resulting economic impact a triggering event and performed a goodwill impairment review.

When assessing goodwill for impairment, the Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount or elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, or the Company elects to bypass such assessment, the Company then determines the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the Company's discount rate, growth rate and future financial performance as well as a market multiple model based upon similar transactions in the market. Assumptions about the discount rate are based on a weighted average cost of capital built up from various interest rate components applicable to the Company. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. Market multiples are derived from recent transactions among businesses of a similar size and industry. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. For the three months ended March 31, 2020 the Company determined that there is no impairment to goodwill. As of March 31, 2020 and December 31, 2019, the balance of goodwill was $1.7 million. This goodwill is reflected within our Real Estate Services segment

Intangible assets include customer relationships which have an amortization period of four years. During the three months ended March 31, 2020, $17 thousand of intangible asset amortization was recorded in ‘General and administrative’ expense on the Consolidated Statements of Operations.

	March 31,	December 31,
	2020	2019
Intangibles	268	268
Less: accumulated amortization	(182)	(165)
	$86	$103

As of March 31, 2020, the future estimated amortization expense related to these intangible assets was:

Amortization
Expense
2020 (9 months ended December 31, 2020)	$50
2021	36
Total	$86

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

ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's leases are generally not determinable; therefore, the Company's incremental borrowing rate of 6.5%, at the time of adoption, was used to determine the present value of lease payments. The determination of the

Company’s incremental borrowing rate requires judgment. The incremental borrowing rate is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of ASC 842.

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

Maturities of lease liabilities as of March 31, 2020 are as follows:

Operating Leases
2020 (9 months ended December 31)	$43
2021	54
2022	9
Total lease payments	106
Less: imputed interest	7
Present Value of lease liabilities	$99

As of March 31, 2020, operating lease payments include $108 thousand related to options to extend lease terms that are reasonably certain of being exercised. The Company does not have any lease liabilities which have not yet commenced as of March 31, 2020.

7. REVENUE

The Company’s revenues consist primarily of

•	Asset Management;
•	Property Management;
•	Capital Markets;
•	Leasing;
•	Project & Development Services; and
•	Environmental consulting and engineering services

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

Environmental Consulting and Engineering Services

We provide environmental consulting and engineering services for owners of real estate. Remediation services are generally contracted and performed by Comstock Environmental. We are compensated for our services as well as for the services of subcontractors used to perform remediation services. Fees earned are generally based upon employee time spent as well as a cost-plus arrangement for subcontractors used. Generally, environmental consulting and engineering services represent a series of performance obligations delivered over time and revenue is recognized over time.

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

	Three Months Ended March 31,
	2020	2019
Revenue by customer
Related party	$5,484	$4,097
Commercial	1,482	785
Total Revenue by customer	$6,966	$4,882

Revenue by contract type
Fixed-price	$960	$433
Cost-plus	3,434	3,778
Time and Material	2,572	671
Total Revenue by contract type	$6,966	$4,882

For the three months ended March 31, 2020 and 2019, $6.8 million and $4.9 million of our revenues were earned for contracts where revenue is recognized over time, respectively. For the three months ended March 31, 2020, $0.2 million of our revenues were earned for contracts where revenue is recognized at a point in time. For the three months ended March 31, 2019, no revenues were earned for contracts where revenue is recognized at a point in time.

8. DEBT

As of March 31, 2020, notes payable consisted of the following:

	March 31,	December 31,
	2020	2019
Secured financing	$613	$694
Notes payable- due to affiliates, unsecured, net of $2 thousand and $27 thousand discount and unamortized deferred financing charges, respectively	11,230	5,706
Unsecured financing	649	595
Total notes payable	$12,492	$6,995

As of March 31, 2020, net maturities and/or curtailment obligations of all borrowings are as follows:

2020*	$5,782
2021	104
2022	1,108
2023	5,500
Total	$12,494

*The net maturities due during 2020 in the table above were paid in full on April 10, 2020. See note 19 – Subsequent Events for more information

Secured financing

As of March 31, 2020 and December 31, 2020, the Company had one secured loan related to Comstock Environmental. The loan was used to finance the acquisition of Comstock Environmental, and carries a fixed interest rate of 6.5%, with a maturity date of October 17, 2022. At March 31, 2020 and December 31, 2019, this financing had an outstanding balance of $613 thousand and $667 thousand, respectively. Comstock Environmental had an additional secured loan with an outstanding balance of $27 thousand as of December 31, 2019 to fund the purchase of an asset used in the business. This loan was retired during the three months ended March 31, 2020. These financings are secured by the assets of Comstock Environmental and guaranteed by our Chief Executive Officer.

Unsecured financing

As of March 31, 2020 and December 31, 2019, the Company had one unsecured seller-financed promissory note with an outstanding balance of $595 thousand. This financing carries an annual interest rate of LIBOR plus 3% and has a maturity date of July 17, 2022. This loan has $50 thousand due on the third and fourth loan anniversary dates with the remainder due at maturity. At March 31, 2020 and December 31, 2019, the interest rate was 5.0% and 6.0%, respectively. In addition, during the three months ended March 31, 2020, the Company financed the Director’s and Officer’s insurance policy with a one year term loan. As of March 31, 2020 the balance on this loan was $54 thousand.

Notes payable to affiliate – unsecured

Comstock Growth Fund

On October 17, 2014, the Company entered into an unsecured promissory note with CGF whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three-year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, the Company entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to CDS. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the Comstock Growth Fund promissory note. Concurrently, the face amount of the CGF Note was reduced to $5.7 million as of the

Effective Date. The loan bears interest at a fixed rate of 10% per annum. Interest payments are made monthly in arrears. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $5.7 million of outstanding borrowings and accrued interest under the CGF loan, net of discounts, as of March 31, 2020 and December 31, 2019. The maturity date for the CGF loan was April 16, 2020. The CGF loan was repaid prior to maturity. See Note 19 – Subsequent Events for more information.

Revolving Capital Line of Credit

On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with CDS, pursuant to which the Company secured a Ten Million Dollar ($10,000,000) capital line of credit (the “Revolver”).  Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the WSJ Prime Rate plus one percent (1.00%) per annum on advances made under the Revolver, payable monthly in arrears.  The five-year term facility allows for interim draws that carry a maturity date of twelve (12) months from the initial date of the disbursement unless a longer initial term is agreed to by CDS.  On March 27, 2020 the Company borrowed $5.5 million under the Revolver. The $5.5 million borrowed has a maturity date of April 30, 2023. On April 10, 2020, the capital provided to the Company by the Revolver was utilized to retire all of the Company’s ten percent (10%) CGF loan. See Note 19 – Subsequent events for more information.

For the three months ended March 31, 2020 and 2019, the Company made interest payments of $125 thousand.

During the three months ended March 31, 2020 and 2019, the Company did not make principal payments for the CGF loan or the Revolver.

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

10. FAIR VALUE DISCLOSURES

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, and accounts payable are reasonable estimates of their fair values based on their short maturities. The fair value of fixed and floating rate debt is based on unobservable market rates (Level 3 inputs). The fair value of the fixed and floating rate debt was estimated using a discounted cash flow analysis on the blended borrower rates currently available to the Company for loans with similar terms. The following table summarizes the carrying amount and the corresponding fair value of fixed and floating rate debt.

	March 31,	December 31,
	2020	2019
Carrying amount	$12,492	$6,311
Fair value	$12,024	$6,136

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

For our investments in real estate ventures at fair value, we estimate the fair value using the level 3 Income Approach or a sales comparable approach to determine a fair value. Critical inputs to fair value estimates include various level 3 inputs such as valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As of March 31, 2020 and December 31, 2019, investments in the real estate ventures at fair value was approximately $8.2 million and $8.4 million, respectively.

Non-Recurring Fair Value Measurements

The Company may also value its non-financial assets and liabilities, including items such as long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.

11. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

During the three months ended March 31, 2020, the Company issued no stock options and 630,352 restricted stock awards to employees. During the three months ended March 31, 2019, the Company issued 94,431 stock options and 57,788 restricted stock awards to employees.

Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. The following table reflects the statements of operations line items for stock-based compensation for the periods presented:

	Three Months Ended March 31,
	2020	2019
Cost of sales - Real Estate Services	$22	$11
Expense - General and administrative	191	73
	$213	$84

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

As of March 31, 2020, the weighted-average remaining contractual term of unexercised stock options was 8 years. As of March 31, 2020, and December 31, 2019, there was $1.8 million and $0.6 million, respectively, of unrecognized compensation cost related to stock options and restricted stock awards.

The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.

12. INCOME (LOSS) PER SHARE

The weighted average shares and share equivalents used to calculate basic and diluted (loss) income from continuing operations for the three months ended March 13, 2020 and 2019, and discontinued operations per share for the three months ended March 31, 2019, are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three months ended March 31, 2020 and 2019 are included in the diluted income (loss) per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.

The following share equivalents have been excluded from the continuing operations dilutive share computation for the three months ended March 31, 2020 and 2019 as their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2020	2019
Restricted stock awards	174	—
Stock options	255	319
Warrants	726	620
	1,155	939

The following share equivalents have been excluded from the discontinued operations dilutive share computation for the three months ended March 31, 2019 as their inclusion would be anti-dilutive.

Three Months Ended March 31, 2019
Restricted stock awards	76
Stock options	322
Warrants	657
1,055

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

The Company evaluated Investors X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. As a result of the April 30, 2019 Master Transfer Agreement (“MTA”), the Company determined that Investors X was considered held for sale effective April 30, 2019 and Investors X activities were reclassified to discontinued operations in the accompanying Consolidated Financial Statements.

On July 23, 2019, the Investors X operating agreement was amended to clarify certain definitions resulting in Investors X no longer being considered a VIE of the Company. Therefore, the assets and liabilities of Investors X were deconsolidated effective July 23, 2019 in the Consolidated Balance Sheets of the Company.

14. RELATED PARTY TRANSACTIONS

Lease for Corporate Headquarters

The Company has a lease for its corporate headquarters from an affiliate wholly-owned by our CEO. Future minimum lease payments under this lease, which expires on September 30, 2020, are $277 thousand.

For each of the three months ended March 31, 2020 and 2019 total rental payments made were $142 thousand and $138 thousand, respectively.

Asset Management Agreement

On March 30, 2018, CDS Asset Management, L.C. (“CAM”), an entity wholly owned by the Company, entered into a master asset management agreement (the “AMA”) with CDS. The effective date of this Agreement is January 2, 2018. Pursuant to the AMA, CDS has engaged CAM to manage and administer the CDS’ commercial real estate portfolio and the day to-day operations of CDS and each property-owning subsidiary of CDS. Pursuant to the terms of the AMA, CAM will provide investment advisory, development and asset management services necessary to build out, stabilize and manage certain assets.

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

The Hartford Investment

On December 30, 2019 the Company made an investment related to the purchase of the Hartford, a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia. The Company’s initial investment related to the purchase of the Hartford is $1.2 million.

In conjunction with the investment, the Company entered into an operating agreement (“Original Operating Agreement”) with Partners to form Comstock 3101 Wilson, LC (the “Hartford Owner”), to purchase the Hartford. Pursuant to the Original Operating Agreement, the Company holds a minority membership interest in the Hartford Owner and the remaining membership interests of the Hartford Owner is held by Partners, who is further the Manager of the Hartford Owner. At the closing of the acquisition of the Hartford, the Company received an acquisition fee of $500 thousand and is entitled to asset management, property management, construction management and leasing fees for its management of the Property pursuant to separate agreements between the Hartford Owner, or its affiliates, and the Company, or its affiliates. The Company is also entitled to an incentive fee related to the performance of the investment.

On February 7, 2020, the Company, Partners and DWF VI 3101 Wilson Member, LLC (“DWF”), an unaffiliated, third party, equity investor in the Hartford, entered into a limited liability company agreement (the “DWC Operating Agreement”) to form DWC 3101 Wilson Venture, LLC (“DWC”) to, among other things, acquire, own and hold all interests in the Hartford Owner. In furtherance thereof, on February 7, 2020, the Original Operating Agreement for the Hartford Owner was amended and restated (the “A&R Operating Agreement”) to memorialize the Company’s and Partners’ assignment of 100% of its membership interests in the Hartford Owner to DWC. As a result thereof, DWC is the sole member of the Hartford Owner. The Company and Partners, respectively, hold minority membership interests in, and DWF holds the majority membership interest in, DWC. The Company’s ownership interest in the Hartford remains 2.5%.

Private Placements and Promissory Notes

On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with CDS, pursuant to which the Company secured a Ten Million Dollar ($10,000,000) capital line of credit (the “Revolver”).  Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the WSJ Prime Rate plus one percent (1.00%) per annum on advances made under the Revolver, payable monthly in arrears.  The five-year term facility allows for interim draws that carry a maturity date of twelve (12) months from the initial date of the disbursement unless a longer initial term is agreed to by CDS. On March 27, 2020 the company borrowed $5.5 million under the Revolver. On April 10, 2020, the capital provided to the Company by the Revolver was utilized to retire all of the Company’s ten percent (10%) corporate indebtedness maturing in 2020 owed to Comstock Growth Fund, L.C.

See Note 8 to the consolidated financial statements for further description of the CGF Private Placement and the Revolver.

Revenues from Related Parties

The following table details the revenue earned from related parties.

	Three Months Ended March 31,
	2020	2019
Revenue by customer
Related party	$5,484	$4,097
Commercial	1,482	785
Total Revenue by customer	$6,966	$4,882

15. UNCONSOLIDATED JOINT VENTURE

The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture was $14 thousand and $74 as of March 31, 2020 and 2019, respectively, and is included within ‘Prepaid and other assets, net’ in the accompanying Consolidated Balance Sheets. The Company’s share of (loss) earnings for the three months ended March 31, 2020 and 2019, from this unconsolidated joint venture of $(3) thousand and $57 thousand, respectively, is included in ‘Other income, net’ in the accompanying Consolidated Statement of Operations. During the three months ended March 31, 2020 and 2019, the Company collected and recorded distributions of $108 thousand and $58 thousand, respectively, from this joint venture as a return on investment.

Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended March 31,
	2020	2019
Statement of Operations:
Total net revenue	$31	$147
Total expenses	37	33
Net (loss)income	$(6)	$114
Comstock Holding Companies, Inc. share of net (loss)income	$(3)	$57

16. INCOME TAXES

For the three months ended March 31, 2020, the Company recognized deferred income tax expense of $1 thousand. For the three months ended March 31, 2019, the Company recognized no deferred income tax expense from continuing operations due to the valuation allowance and recognized a deferred income tax expense of $3 thousand from discontinued operations. The effective tax rate for the three months ended March 31, 2020 and 2019 is (5.12)% and  (0.85)%, respectively.

The Company currently has approximately $145 million in federal and state NOLs. If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change in ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired.

The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Income Taxes. The Company has not recorded any accruals related to uncertain tax positions as of March 31, 2020 and 2019. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2016 through 2019 tax years remain subject to examination by federal and most state tax authorities.

17. SEGMENT DISCLOSURES

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

In our Real Estate Services segment, our experienced real estate services-based management team provides a wide range of real estate services in the areas of strategic corporate planning, capital markets, brokerage services, and environmental and design-based services. Our environmental services group provides consulting and engineering services, environmental studies, remediation services and provide site specific solutions for any project that may have an environmental impact, from environmental due diligence to site-specific assessments and remediation. The Real Estate Services segment operates in the Mid-Atlantic Region.

The following table includes the Company’s two reportable segments of Asset Management and Real Estate Services, excluding discontinued operations, for the three months ended March 31, 2020 and 2019.

	Asset	Real Estate
	Management	Services	Total
Three Months Ended March 31, 2020
Gross revenue	$5,435	$1,531	$6,966
Gross profit (loss)	803	150	953
Net income (loss)	284	(296)	(12)
Total assets	19,661	3,129	22,790
Three Months Ended March 31, 2019
Gross revenue	$4,154	$728	$4,882
Gross profit (loss)	487	234	721
Net income (loss)	385	(300)	85
Total assets	1,808	3,071	4,879

18. DISCONTINUED OPERATIONS

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

The Company did not carry any assets or liabilities from discontinued operations on the Balance Sheet as of March 31, 2020 and December 31, 2019.

The operating results of the discontinued operations that are reflected on the consolidated statement of operations within the net income (loss) from discontinued operations are as follows:

	Three Months Ended March 31,
	2020	2019
Revenues
Revenue—homebuilding	$—	$6,769
Total revenue	—	6,769
Expenses
Cost of sales—homebuilding	—	6,722
Sales and marketing	—	114
General and administrative	—	1
Operating (loss)	—	(68)
Income tax expense	—	3
Net (loss) from discontinued operations	—	(71)
Net income attributable to non-controlling interests	—	300
Net (loss) attributable to Comstock Holding Companies, Inc.	$—	$(371)

19. SUBSEQUENT EVENTS

On March 27, 2020, President Trump signed into law the CARES Act which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for PPP loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

On April 20, 2020, the Company received PPP loan proceeds of approximately $1.95 million. The PPP loan and accrued interest are forgivable after eight weeks so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels in accordance with the Cares Act.

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on the Company’s future adherence to the forgiveness criteria. The term of the Company’s PPP loan, if not forgiven, is two years. The annual interest rate on the Note is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the Note. The Note remains subject to any new guidance and new requirements released by the Department of the Treasury, the latest such guidance being issued on May 13, 2020, including its safe harbor provision for loans under $2 million as described in FAQ 46.

We continue to examine the impact that the CARES Act may have on our business. Currently, we are unable to determine the impact that the CARES Act will have on our financial condition, results of operations, or liquidity.

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

At this time, we cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for the segments and the markets in which we operate, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Some of the uncertainties related to the Company’s operations that are directly related to COVID-19 include, but are not limited to, the severity of the virus, the duration of the outbreak, governmental, business or other actions and their impacts on the Company and our clients, along with short and long term effects of consumer demand that may affect our clients financial position and consequently necessitate changes to our operations.  As discussed in Note 14, the Company derives a substantial portion of its revenues from various related party entities associated with real estate properties. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment and cause our business to suffer in ways that we cannot predict at this time and that may materially and adversely impact our business, financial condition and results of operations. While we have not seen a significant impact to our results from COVID-19 to date, if the virus continues to cause significant negative impacts to economic conditions or consumer confidence, our revenues including our property management revenues, trade receivables, related party receivables, goodwill and our fair value investment in Investors X, results of operations, financial condition and liquidity could be adversely impacted.

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

Overview

Comstock Holding Companies, Inc. (“CHCI” or “the Company”) is a developer, operator, and asset manager of mixed-use and transit-oriented development properties in the greater Washington, D.C. metropolitan area, where we focus primarily on select high-growth urban and transitioning “sub-urban” markets. We provide a broad range of real estate asset management services, including development, construction management, leasing and property management services, to owners of real estate properties that we manage. We invest capital on behalf of our asset management clients and institutional real estate investors in office, retail, residential and mixed-use properties, generally retaining an economic interest for the Company and providing management services to those properties, enabling the Company to increase its assets under management (“AUM”)  in order to realize competitive advantages of scale and enhance our overall returns. The Company also provides additional fee-based real estate services, including corporate planning, capital markets, brokerage, title insurance, design, and environmental consulting and engineering services, to properties in the Company’s managed portfolio and to other clients in the U.S. Mid-Atlantic Region.

As a vertically integrated real estate operating and investment company, we earn revenue from multiple sources, including fees generated from asset management services that we provide to our managed portfolio of real estate assets on behalf of our asset management clients, and fees from additional real estate related services, including environmental consulting and engineering services provided to our managed properties and unrelated third party clients in the MidAtlantic Region. In addition, the Company expects to generate revenue from co-investments with our partners in certain property acquisitions and from performance-based incentive compensation from certain assets in our managed portfolio. The Company can earn these incentive-based fees upon the occurrence of certain transaction-related events or when the performance of the subject properties meets defined performance metrics.

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

Loudoun Station - Located at the terminus station on Metro’s Silver Line, minutes from Dulles International Airport, Loudoun Station represents Loudoun County’s first (and currently its only) Metro-connected development. Loudoun Station has approximately 600,000 square feet of mixed-use development completed, including hundreds of rental apartments, approximately 125,000 square feet of retail, restaurants, and entertainment venues, 50,000 square feet of Class A office, and a 1,500+ space commuter parking garage. Approximately two million square feet of additional development is slated for Loudoun Station. Located adjacent to Metro’s Ashburn Station, the Loudoun Station neighborhood represents Loudoun County’s beginning transformation into a transit connected community with direct connectivity to Dulles International Airport, Reston, Tysons Corner and downtown Washington, DC.

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

•

Geographic Focus - The properties included in our Anchor Portfolio that we currently manage are located primarily in the Dulles Corridor, which is the location of the Silver Line, the first new rail line added to Washington D.C.’s Metro rail system in almost 20 years, which will serve Arlington, Fairfax and Loudoun Counties in Virginia. Our property acquisition initiatives with institutional partners are focused on multiple high-growth areas throughout the Washington, D.C. region, and our first such acquisition, which closed in December 2019, is located in Arlington County. We also provide environmental consulting and engineering services throughout a wider region stretching from the Washington, D.C. region to the Philadelphia, Pennsylvania, and New Jersey regions.

•

Real Estate Services – In addition to the asset management services we provide in connection with our assets under management, we also provide a variety of supplemental real estate services in the areas of strategic corporate planning, capital markets and financial consulting, commercial mortgage brokerage, title, design and environmental consulting and engineering services, and industrial hygiene services. Our environmental services group provides consulting and engineering services, environmental studies, remediation management services and site-specific solutions for properties that may require or benefit from environmental due diligence, site-specific assessments, and industrial hygiene services. Our real estate services business platform allows us to generate positive fee income from our highly qualified personnel and serves as a potential catalyst for joint venture and strategic acquisition opportunities.

•

Quality and Depth of Management - We have a highly qualified and experienced management team with a broad base of deep expertise and a proven track record providing services to our clients. Our services platform leverages the diverse capabilities and relationships of our management team developed over more than thirty years.

•

Geographic Focus - Unlike many of our competitors with a national or international presence, we focus our efforts primarily on the greater Washington, D.C. metropolitan market, one of the most compelling real estate markets in the United States, with a near-term focus on the transit-oriented areas surrounding or proximate to the new Silver Line on Washington, D.C.’s Metro. The Company believes its significant presence in the Dulles Corridor and its in-depth understanding of high-density, mixed-use developments that are encouraged in these high density transportation nodes give us unmatched insight into emerging trends that provide both short and long-term opportunities in these locales.

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

•

Increased Demand for Transit-Oriented and Mixed-Use Developments - Recent trends indicate commercial tenants are increasingly seeking to locate (or relocate) offices to urban, mixed-use developments in “sub-urban” markets, such as Northern Virginia’s Dulles Corridor, and have demonstrated willingness to pay premium rents for commercial space at the Metro-accessible sites, such as those that make up a significant portion of the Company’s portfolio of managed assets. Additionally, demand for housing in transit-oriented, mixed-use neighborhoods has increased steadily over the past decade while home ownership rates have decreased and demand for high quality rental housing has increased. The Company has been focused on these emerging trends for more than two decades and the Company, through the 2019 AMA, controls the development and asset management of a significant portfolio of high profile assets at the forefront of the urban transformation taking place in the Dulles Corridor. With a stabilized portfolio and development pipeline that include millions of square feet of mixed-use and transit-oriented properties located at key Metro stations in the Dulles Corridor, the Company is well positioned to capitalize on trends that we believe will shape the future commercial real estate landscape and provide opportunities for significant growth and attractive returns to the Company

Asset Management Services

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

Pursuant to the 2019 AMA, the Company provides asset management services related to the build out, lease-up and stabilization, and management of the Anchor Portfolio. CDS pays the Company and its subsidiaries annual fees equal to the greater of either (i) an aggregate amount equal to the sum of (a) an asset management fee equal to 2.5% of revenues generated by properties included in the Anchor Portfolio; (b) a construction management fee equal to 4% of all costs associated with Anchor Portfolio projects in development; (c) a property management fee equal to 1% of the Anchor Portfolio revenues, (d) an acquisition fee equal to up to 0.5% of the purchase price of acquired assets; and (f) a disposition fee equal to 0.5% of the sales price of an asset on disposition (collectively, the “Market Rate Fee”); or (ii) an aggregate amount equal to the sum of (x) the employment expenses of personnel dedicated to providing services to the Anchor Portfolio pursuant to the 2019 AMA, (y) the costs and expenses of the Company related to maintaining the public listing of its shares and complying with related regulator and reporting obligations, and (z) a fixed annual payment of $1,000,000 (collectively the “Cost Plus Fee”). The Company believes that the Cost-Plus Fee feature of the 2019 AMA provides a stable foundation of revenue to enable the Company to further expand its asset management business and AUM.

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

During the period of May 2019 through and including March 2020, the Company entered into separate commercial property and parking management agreements with several properties in our Anchor Portfolio under which the Company receives fees to manage and operate the office, retail and parking portions of the properties, including tenant communications, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight.

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

Construction Management Agreements

As of March 31, 2020, the Company has entered into twelve (12) construction management agreements with properties in our Anchor Portfolio under which the Company receives fees to provide certain construction management and supervision services, including construction supervision and management of the buildout of certain tenant premises.  The Company receives a flat construction management fee for each engagement under a work authorization based upon the construction management or supervision fee set forth in the applicable tenant’s lease, which fee is generally one percent (1%) to four percent (4%) of the total costs (or total hard costs) of construction of the tenant’s improvements in its premises, or as otherwise agreed to by the parties.

Real Estate Services

In addition to the asset management services that the Company provides related to the Anchor Portfolio and other managed assets, the Company’s wholly owned subsidiaries, Comstock Real Estate Services and Comstock Environmental Services, LC (“Comstock Environmental”) provide real estate-related services to our asset management clients and third-party customers. These services include environmental consulting and engineering services, industrial hygiene services, and other consulting services in the U.S. Mid-Atlantic Region.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenue – asset management

Revenue from asset management for the three months ended March 31, 2020 and 2019 was $5.4 million and $4.2 million, respectively. Revenue increased primarily due to increased headcount and other costs that are reimbursable from CDS under the 2019 AMA and recognized as revenue along with growth in our property management business and other asset management fee streams including the BMA.

Revenue – real estate services

Revenue from real estate services for the three months ended March 31, 2020 and 2019 was $1.5 million and $0.7 million, respectively. The increase is primarily attributable to continued organic growth within our Comstock Environmental business.

Direct costs – asset management

Direct costs – asset management for the three months ended March 31, 2020 and 2019 was $4.6 million and $3.7 million, respectively. This increase of $0.9 million was primarily related to an increase in personnel expenses, primarily from headcount increases, as well as from the continued growth of our asset management operations.

Direct costs – real estate services

Direct costs – real estate services for the three months ended March 31, 2020 and 2019 was $1.4 million and $0.5 million, respectively. The increase of $0.9 million compared to the primarily relates to our expanding footprint in the real estate consulting and environmental study fields.

General and administrative

General and administrative expenses for the three months ended March 31, 2020 and 2019 was $598 thousand and $304 thousand, respectively. The increase of $294 thousand is primarily attributable to increased headcount and associated equity compensation and personnel costs, that are not reimbursable under the 2019 AMA, within our Asset Management and Real Estate Services segments.

Selling & Marketing

Selling & marketing expenses for the three months ended March 31, 2020 was $164 thousand. There were no selling & marketing expenses for the three months ended March 31, 2019. The increase is attributable to increased outreach programs by the Environmental reporting segment to grow the business.

Interest Expense

For the three months ended March 31, 2020 and 2019, the Company’s interest expense was $164 thousand and $18 thousand, respectively. This is primarily driven by the MTA effective April 30, 2019. Prior to the MTA certain interest expense was capitalized to homebuilding projects and expensed when the projects were sold. After the MTA this interest expense is no longer capitalized into homebuilding projects.

Income taxes

For the three months ended March 31, 2020 and 2019 the Company did not recognize material income tax expense due to an NOL balance of $145 million and $147 million as of March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

We finance our Asset Management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities and long-term debt. Pursuant to the MTA, the Company transferred to CDS management of its Class A membership interests in Investors X, the entity owning the Company’s residual homebuilding operations in exchange for residual cash flows estimated to be $8.5 million over the next three years. The associated debt obligations were also transferred to CDS. See Note 8 in the accompanying consolidated financial statements for more details on our debt and credit facilities.

On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with CDS, pursuant to which the Company secured a Ten Million Dollar ($10,000,000) capital line of credit (the “Revolver”).  Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the WSJ Prime Rate plus one percent (1.00%) per annum on advances made under the Revolver, payable monthly in arrears.  The five-year term facility allows for interim draws that carry a maturity date of twelve (12) months from the initial date of the disbursement unless a longer initial term is agreed to by CDS. On March 27, 2020 the company borrowed $5.5 million under the Revolver. The $5.5 million borrowing has a maturity date of April 30, 2023. On April 10, 2020, the capital provided to the Company by the Revolver was utilized to retire all of the Company’s ten percent (10%) corporate indebtedness maturing in 2020 owed to Comstock Growth Fund, L.C. See Note 19 – Subsequent events for more information

As of March 31, 2020, only the CGF Note is set to mature in 2020. On April 10, 2020, the Company retired the CGF Note. See Note 8 – Debt and Note 19 – Subsequent Events.

Cash Flow

We finance our Asset Management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities and long-term debt.

For the three months ended March 31, 2020, net cash used in operating activities was $1.9 million. Net cash used in operations activities was primarily related to the payment of accrued personnel costs during the three months ended March 31, 2020. For the three months ended March 31, 2019, net cash provided by operating activities was $3.4 million primarily related to $2.7 million provided by discontinued operations.

Net cash provided by (used in) investing activities attributable to continuing operations was immaterial for the three months ended March 31, 2020 and 2019.

Net cash provided by financing activities attributable to continuing operations was $5.4 million for the three months ended March 31, 2020. This was primarily attributable to proceeds under the Revolver of $5.5 million. Net cash used in financing activities was $3.4 million during the three months ended March 31, 2019. This was primarily attributable to $3.3 million used in discontinued operations.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the material weakness described below.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected

Changes in Internal Control over Financial Reporting

In the fourth quarter of 2019 and first quarter of 2020, we identified a material weakness in our internal controls over financial reporting involving the review and reconciliation of debt balances and amortization of related debt discounts.

To remediate the weakness described above, we are in the process of (i) expanding our technical accounting resources and (ii) implementing more detailed reviews of debt reconciliations including the amortization of related debt discounts. This remediation is expected to result in more thorough accuracy in evaluating and concluding on the accounting and periodic reporting and disclosure requirements for debt instruments and related debt discounts.

No other changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 9 - Commitments and Contingencies to the accompanying consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

10.29*	Ten Million ($10,000,000) Revolving Capital Line of Credit Agreement dated March 19, 2020, between Comstock Development Services, LC and Comstock Holding Companies, Inc.

10.30*	Promissory Note dated March 27, 2020, between Comstock Holding Companies, Inc. and Comstock Development Services, LC.

10.31*

Note dated April 16, 2020 between Comstock Holding Companies, Inc. and MainStreet Bank pursuant to the Paycheck Protection Program authorized under the Coronavirus Aid, Relief and Economic Security Act.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 28, 2020	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 28, 2020	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)