Form 10-Q/A
period 2020-03-31
Comstock Holding Companies, Inc.
filed 2020-05-29
CIK 1299969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Comstock Holding Companies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2020 (the “Original Form 10-Q”), solely to add this Explanatory Note, which was inadvertently omitted from the Original Form 10-Q, to disclose that the Company had filed the Original Form 10-Q after the May 15, 2020 deadline applicable to the Company for the filing of a Form 10-Q in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order under Section 36 of the Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 15, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. Specifically, the Company disclosed that the Company’s operations have experienced significant disruptions due to the unprecedented working conditions surrounding the ongoing COVID-19 pandemic resulting from the various measures that federal, state, and local jurisdictions have taken in response to the crisis. In response to these measures, the Company has implemented work-from-home arrangements at all offices, including the Company’s headquarters to protect the safety of its employees. In connection with the preparation of the Original Form 10-Q, the Company currently is experiencing disruptions in its normal processes and interactions with its accounting personnel and others involved in the preparation of the Original Form 10-Q. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Original Form 10-Q prior to the due date. Consistent with the Company’s statements made in the Form 8-K, the Company filed its Original Form 10-Q on May 28, 2020 (which was within the permitted timeframe of the Order).

In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-Q.

ITEM 6.	EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 29, 2020	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 29, 2020	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

4