Form 10-Q
period 2020-06-30
Comstock Holding Companies, Inc.
filed 2020-08-14
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-32375
__________________________________________________________________________
Comstock Holding Companies, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	20-1164345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1886 Metro Center Drive, 4th Floor
Reston, Virginia 20190
(703) 230-1985
(Address, including zip code, and telephone number, including area code, of principal executive offices)
__________________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 10, 2020, 7,858,262 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,143	$3,511
Trade receivables	1,927	1,886
Trade receivables - related parties	2,995	3,644
Prepaid and other assets, net	348	274
Total current assets	8,413	9,315

Equity method investments at fair value	7,616	8,421
Fixed assets, net	259	278
Goodwill	1,702	1,702
Intangible assets, net	70	103
Operating lease right-of-use assets	85	114
TOTAL ASSETS	$18,145	$19,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued personnel costs	$666	$2,916
Accounts payable	806	1,438
Accrued liabilities	566	166
Short term notes payable - due to affiliates, net of discount	—	5,706
Short term notes payable	87	77
Total current liabilities	2,125	10,303

Long term notes payable - due to affiliates	5,519	—
Long term notes payable - net of deferred financing charges	545	1,212
Long term operating lease liabilities, net of current portion	35	61
TOTAL LIABILITIES	$8,224	$11,576

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series C preferred stock $0.01 par value, 20,000,000 shares authorized, 3,440,690 issued and outstanding and liquidation preference of $17,203 at June 30, 2020 and December 31, 2019	$6,765	$6,765
Class A common stock, $0.01 par value, 59,779,750 shares authorized, 7,941,776 and 7,849,756 issued, and 7,856,206 and 7,764,186 outstanding at June 30, 2020 and December 31, 2019, respectively	79	78
Class B common stock, $0.01 par value, 220,250 shares authorized, issued and outstanding at June 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	199,767	199,372
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(194,030)	(195,198)
TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	$9,921	$8,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,145	$19,933
The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Revenue—asset management	$4,140	$4,439	$9,575	$8,593
Revenue—real estate services	2,324	898	3,855	1,626
Total revenue	6,464	5,337	13,430	10,219
Expenses
Direct costs - asset management	3,217	3,940	7,849	7,607
Direct costs - real estate services	1,098	909	2,479	1,403
General and administrative	634	477	1,232	781
Selling and Marketing	216	—	380	—
Operating income	1,299	11	1,490	428
Other income, net	28	27	37	84
Interest expense	(93)	(116)	(257)	(134)
Income (loss) before income tax expense	1,234	(78)	1,270	378
Income tax expense	13	—	14	—
Loss on equity method investments carried at fair value	(41)	—	(88)	—
Net income (loss) from continuing operations	1,180	(78)	1,168	378
Net loss from discontinued operations, net of tax	—	(159)	—	(530)
Net income (loss)	$1,180	$(237)	$1,168	$(152)

Income (loss) per share from continuing operations
Basic net income (loss) per share	$0.15	$(0.01)	$0.15	$0.07
Diluted net income (loss) per share	$0.14	$(0.01)	$0.14	$0.07
Loss per share from discontinued operations
Basic net loss per share	$—	$(0.02)	$—	$(0.10)
Diluted net loss per share	$—	$(0.02)	$—	$(0.10)

Basic weighted average shares outstanding	8,056	6,634	8,030	5,242
Diluted weighted average shares outstanding (continuing operations)	8,348	6,634	8,294	5,420
Diluted weighted average shares outstanding (discontinued operations)	—	6,634	—	5,242
The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series C Preferred Stock		Class A		Class B		Additional paid-in capital	Treasury stock	Accumulated deficit	Non- controlling interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	2,800	$7,193	3,703	$37	220	$2	$181,632	$(2,662)	$(196,091)	$15,706	$5,817
Stock compensation and issuances	—	—	41	—	—	—	61	—	—	—	61
Accrued liability settled through issuance of stock	—	—	15	—	—	—	35	—	—	—	35
Shares withheld related to net share settlement of restricted stock awards	—	—	(10)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	85	300	385
Balance at March 31, 2019	2,800	$7,193	3,749	$37	220	$2	$181,728	$(2,662)	$(196,006)	$16,006	$6,298
Stock compensation and issuances	—	—	30	1	—	—	186	—	—	—	187
Accrued liability settled through issuance of stock	—	—	14	—	—	—	36	—	—	—	36
Shares withheld related to net share settlement of restricted stock awards	—	—	(2)	—	—	—	—	—	—	—	—
Warrant exercises	—	—	200	2	—	—	358	—	—	—	360
Class A stock conversion of non-controlling interest	—	—	3,824	38	—	—	16,050	—	—	(16,019)	69
Series C conversion of non-controlling interest	641	(428)	—	—	—	—	—	—	—	—	(428)
Net (loss) income	—	—	—	—	—	—	—	—	(237)	13	(224)
Balance at June 30, 2019	3,441	$6,765	7,815	$78	220	$2	$198,358	$(2,662)	$(196,243)	$—	$6,298
The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series C Preferred Stock		Class A		Class B		Additional paid-in capital	Treasury stock	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	3,441	$6,765	7,850	$78	220	$2	$199,372	$(2,662)	$(195,198)	$8,357
Stock compensation and issuances	—	—	52	1	—	—	212	—	—	213
Accrued liability settled through issuance of stock	—	—	11	—	—	—	20	—	—	20
Shares withheld related to net share settlement of restricted stock awards	—	—	(16)	—	—	—	(31)	—	—	(31)
Net income	—	—	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2020	3,441	$6,765	7,897	$79	220	$2	$199,573	$(2,662)	$(195,210)	$8,547
Stock compensation and issuances	—	—	52	—	—	—	204	—	—	204
Accrued liability settled through issuance of stock	—	—	9	—	—	—	20	—	—	20
Shares withheld related to net share settlement of restricted stock awards	—	—	(16)	—	—	—	(30)	—	—	(30)
Net income	—	—	—	—	—	—	—	—	1,180	1,180
Balance at June 30, 2020	3,441	$6,765	7,942	$79	220	$2	$199,767	$(2,662)	$(194,030)	$9,921
The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,168	$378
Adjustment to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	27	(25)
Amortization and depreciation expense	125	62
Earnings from unconsolidated joint venture, net of distributions	93	47
Stock compensation	417	211
Change in fair value of equity method investment	88	—
Distributions from equity method investments carried at fair value	717	—
Changes in operating assets and liabilities:
Trade receivables - related party	649	711
Trade receivables	(41)	—
Accrued personnel costs	(2,250)	(400)
Prepaid and other assets	(167)	(8)
Accrued interest	19	—
Accrued liabilities	437	(1,645)
Accounts payable	(632)	64
Lease liabilities	6	—
Net cash provided by operating activities of discontinued operations	—	1,569
Net cash provided by operating activities	$656	$964
Cash flows from investing activities:
Purchase of fixed assets	(73)	(62)
Principal received on note receivable	—	20
Net cash used in investing activities	$(73)	$(42)
Cash flows from financing activities:
Proceeds from notes payable	5,554	6
Payments on notes payable	(6,444)	(119)
Taxes paid related to net share settlement of equity awards	(61)	(28)
Net cash used in financing activities	$(951)	$(141)
Net (decrease) increase in cash and cash equivalents	(368)	781
Cash and cash equivalents, beginning of period	3,511	854
Cash and cash equivalents, end of period	$3,143	$1,635

Supplemental cash flow information:
Interest paid	$256	$507
Supplemental disclosure for non-cash investing and financing activities:
Accrued liability settled through issuance of stock	$40	$71
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock”, “CHCI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and other applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Such financial statements do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has included all necessary adjustments and disclosures. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted asset management and services company primarily focused in the Washington, D.C. Metropolitan Statistical Area. In 2018, the Company made a strategic decision to transform its operating platform from being primarily focused on developing on-balance sheet, for-sale, homebuilding projects to being focused on commercial and residential asset management and real estate related services. On April 30, 2019, the Company announced the exit from the homebuilding business. The Company now operates through five subsidiaries – CDS Asset Management, LC (“CAM”), Comstock Residential Management, LC, Comstock Commercial Management, LC, Park X Management, LC and Comstock Environmental Services, LLC (“CES”). The Company’s homebuilding operations are presented in Discontinued Operations (see Note 19 – Discontinued Operations). References in these Consolidated Financial Statements to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries unless the context suggests otherwise.
The Company’s Class A common stock is traded on the NASDAQ Capital Market under the symbol “CHCI”.
Throughout this quarterly report on Form 10-Q, amounts are in thousands, except per share data, number of stock options, number of stock awards, or as otherwise noted.
The Consolidated Balance Sheet as of December 31, 2019 was derived from the audited financial statements contained in the 2019 Form 10-K.
For the three and six months ended June 30, 2020 and 2019, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.
Recent Developments
On July 30, 2020, the Company retired an unsecured seller-financed promissory note with an outstanding balance of $595 thousand. The Company received a $50 thousand discount to retire the note prior to maturity. The gain on extinguishment will be reflected in the Company's third quarter results. See Note 8 - Debt and Note 20 - Subsequent Events for more information.
Use of Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts for the reporting periods. We base these estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate these estimates and judgments on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Material estimates are utilized in the valuation of deferred tax assets, analysis of goodwill impairment, valuation of equity-based compensation, valuation of preferred stock issuances, capitalization of costs, consolidation of variable interest entities and fair value of financial instruments (including the fair value of our equity method investments).
Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. ASU 2018-13 removes the following disclosure requirements: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (ii) the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: (i) provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future, (ii) disclose changes in unrealized gains and losses related to Level 3 measurements for the period included in other comprehensive income, and (iii) disclose for Level 3 measurements the range and weighted average of the significant unobservable inputs and the way it is calculated. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2018-13 prospectively as of January 1, 2020. The adoption did not have a material impact on our Consolidated Financial Statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments", which modifies how companies recognize expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. Existing GAAP requires an “incurred loss” methodology whereby companies are prohibited from recording an expected loss until it is probable that the loss has been incurred. ASU 2016-13 requires companies to use a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broad range of reasonable and supportable information to record and report credit loss estimates, even when the CECL is remote. Companies will be required to record the allowance for credit losses and deduct that amount from the basis of the asset. The guidance is effective for the Company for financial statement periods beginning after December 15, 2022, although early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes", which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those periods. Early adoption is permitted. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.
We assessed other accounting pronouncements issued or effective during the three and six months ended June 30, 2020 and deemed they were either not applicable to us or are not anticipated to have a material effect on our consolidated financial statements. Other standards previously issued and adopted by the Company have been disclosed in previous filings.
2. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
In connection with the preparation of the Company’s 2019 consolidated financial statements, the Company identified errors in its historical financial statements relating to how the Company accounted for debt discounts and how the Company accounted for reimbursement of salaries and other salary related costs for its property management revenue arrangements. Specifically, the Company incorrectly accounted for debt discount of certain notes payable due to affiliates that should have been fully amortized at the end of the initial three-year term in October 2017. In addition, in the interim periods in 2019, the Company previously reported the reimbursement of salary costs from its property management agreements on a net basis, although the Company was required to account for these payroll related reimbursements on a gross basis. The correction of these non-cash errors had no effect on the previously reported operating income (loss) or total cash flows from operations, investing, or financing of the Company.
The Company evaluated the errors and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to the Company’s consolidated financial statements for any prior period.
All financial statements and footnotes presented herein have been adjusted to reflect the revisions below.

	For the three months ended June 30, 2019			For the six months ended June 30, 2019
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
Revenue—asset management	$4,024	$415	$4,439	$7,885	$708	$8,593
Direct costs—asset management	3,514	426	3,940	6,831	776	7,607
Interest (expense)	(132)	16	(116)	(166)	32	(134)
Other income, net	16	11	27	16	68	84
Net income (loss)	(253)	16	(237)	(184)	32	(152)
Additional paid-in capital	197,333	1,025	198,358	197,333	1,025	198,358
Accumulated deficit	(194,503)	(1,740)	(196,243)	(194,503)	(1,740)	(196,243)
Total equity	7,013	(715)	6,298	7,013	(715)	6,298
3. TRADE RECEIVABLES & TRADE RECEIVABLES – RELATED PARTIES
Trade receivables include amounts due from real estate services, asset management and commercial development. The Company records an allowance for doubtful accounts based on historical collection experience and the aging of receivables. As of June 30, 2020, the allowance for doubtful accounts was de minimis based on the Company’s historical collection experience for receivables older than 90 days along with an analysis of collections received after the filing date.
As of June 30, 2020 and December 31, 2019, the Company had $3.0 million and $3.6 million, respectively, of receivables from related parties, primarily related to the 2019 AMA, as defined in Note 15. The Company does not record an allowance for doubtful accounts related to receivables from related parties. This is due to the related party nature of the receivables along with the collection history.
4. EQUITY METHOD INVESTMENTS IN REAL ESTATE VENTURES AT FAIR VALUE
Based upon elections made at the date of investment, the Company reports the equity method investments in real estate ventures at fair value. For such investments, the Company increases or decreases the investment each reporting period by the change in the fair value and the Company reports the fair value adjustments in the Consolidated Statement of Operations in the ‘loss on equity method investments carried at fair value’ line item. Changes in fair value of the Company's investment in Investors X (defined below) are impacted by distributions as the fair value is based on finite cash flows from the wind-down of that entity.
Fair value of equity method investments are classified as Level 3 of the fair value hierarchy. As of June 30, 2020 and December 31, 2019, the Company had equity method investments in real estate ventures at fair value of $7.6 million and $8.4 million, respectively. The table below shows the change in the Company’s investments in real estate ventures reported at fair value.

Six Months Ended June 30, 2020
Fair value of investments as of December 31, 2019	$8,421
Distributions	(717)
Change in fair value	(88)
Fair value of investments as of June 30, 2020	$7,616
See Note 15 – Related Party Transactions for additional discussion of our investments in real estate ventures at fair value.
Investors X
The Company has elected to account for the equity method investment in Comstock Investors X, L.C. (“Investors X”), a Variable Interest Entity (“VIE”) that owns the Company’s residual homebuilding operations at fair value. Fair value is determined using a discounted cash flow model based on expected future cash flows for income and realization events of the underlying asset. Expected future cash flows includes contractually fixed revenues and expenses as well as estimates for future revenues and expenses where contracts do not currently exist. These estimates are based on prior experience as well as comparable, third party data.

As of June 30, 2020 and December 31, 2019, the fair value of the Company’s investment in Investors X is $6.4 million and $7.2 million, respectively. The Company received distributions of $144 thousand and $514 thousand during the three and six months ended June 30, 2020, respectively, and recognized a loss in fair value of $73 thousand and $42 thousand, respectively.
Summarized Financial Information for Investors X

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Statement of Operations:
Total revenue	$3,678	$7,198
Direct costs	3,220	6,262
Net income	$458	$936
Comstock Holding Companies, Inc. share of net income	$458	$936
The Hartford
On December 30, 2019, the Company made an investment related to the purchase of a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia (the “Hartford”). The Company will retain a 2.5% equity interest in the asset at a cost of approximately $1.2 million. The Company has elected to account for the equity method investment in the Hartford at fair value. Fair value is determined using an income approach and sales comparable approach models. As of June 30, 2020 and December 31, 2019, the fair value of the Company’s investment in the Hartford was $1.2 million. The fair value of the Hartford increased by $27 thousand during the three and six months ended June 30, 2020. The Company received distributions of $59 thousand during the three and six months ended June 30, 2020.
Summarized Financial Information for the Hartford

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Statement of Operations:
Total revenue	$2,498	$4,058
Direct costs	753	1,152
Other costs	2,339	3,891
Net income	$(594)	$(985)
Comstock Holding Companies, Inc. share of net income	$(15)	$(25)
5. GOODWILL & INTANGIBLES
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
We perform our annual goodwill impairment review during our fourth quarter as of October 1. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, significant or unusual changes in market capitalization, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. During the three months ended March 31, 2020 we considered the impact of the coronavirus ("COVID-19") pandemic and the resulting economic impact a triggering event and performed a goodwill impairment review. There were no events indicating a potential change in recoverability of goodwill during the three months ended June 30, 2020.
When assessing goodwill for impairment, the Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than it's carrying amount or elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, or the Company elects to bypass such assessment, the Company then determines the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including the Company's discount rate, growth rate and future financial performance as well as a market multiple model based upon similar transactions in the market. Assumptions about the discount rate are based on a weighted average cost of capital built up from various interest rate components applicable to the Company. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. Market multiples are derived from recent transactions among businesses of a similar size and industry. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. For the three months ended March 31, 2020 the Company determined that there was no impairment to goodwill. As of June 30, 2020 and December 31, 2019, the balance of goodwill was $1.7 million. This goodwill is reflected within our Real Estate Services segment.
Intangible assets include customer relationships which have an amortization period of four years. During the three and six months ended June 30, 2020, $17 thousand and $33 thousand of intangible asset amortization was recorded in ‘General and administrative’ expense on the Consolidated Statements of Operations, respectively.

	June 30, 2020	December 31, 2019
Intangibles	$268	$268
Less: accumulated amortization	(198)	(165)
	$70	$103
As of June 30, 2020, the future estimated amortization expense related to these intangible assets was:

Amortization Expense
2020 (6 months ended December 31, 2020)	$34
2021	36
Total	$70
6. LEASES
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-2, Leases, later codified as Accounting Standards Codification ("ASC") 842 ("ASC 842"), using the modified retrospective method.
The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease commencement, at which time the Company also measures and recognizes an ROU asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize a ROU asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The lease term is defined as the non-cancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised.
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
Maturities of lease liabilities as of June 30, 2020 are as follows:

Operating Leases
2020 (6 months ended December 31)	$27
2021	54
2022	9
Total lease payments	90
Less: imputed interest	5
Present value of lease liabilities	$85
As of June 30, 2020, operating lease payments include $54 thousand related to options to extend lease terms that are reasonably certain of being exercised. The Company does not have any lease liabilities which have not yet commenced as of June 30, 2020.
7. REVENUE
The Company’s revenues consist primarily of
•Asset Management;
•Property Management;
•Capital Markets;
•Leasing;
•Project & Development Services; and
•Environmental Consulting and Engineering Services.
Asset Management
Asset Management primarily provides comprehensive real estate asset management services to the CDS Portfolio (defined below), representing a series of daily performance obligations delivered over time. Pricing includes a cost-plus management fee or a market-rate fee form of variable consideration. The Company earns whichever is higher. See Note 15 – Related Party Transactions.
The amount of revenue recognized is presented on a gross basis for any services provided by our employees, as we control the services provided by the employees. This is evidenced by our obligation for their performance and our ability to direct and redirect their work and negotiate the value of such services. In the instances where we do not control third-party services delivered to the client, we report revenues net of the third-party reimbursements. Consistent with the transfer of control for distinct, daily services to the customer, revenue is typically recognized at the end of each period for the fees associated with the services performed.
Property Management
We provide on-site day-to-day management services for owners of office, industrial, retail, multifamily residential and various other types of properties, representing a series of daily performance obligations delivered over time. Pricing is generally in the form of a monthly management fee based upon property-level cash receipts, square footage under management or some other variable metric. Revenues from project management may also include reimbursement of payroll and related costs for personnel providing the services and subcontracted vendor costs. Project management services represent a series of distinct daily services rendered over time. Consistent with the transfer of control for distinct, daily services to the customer, revenue is typically recognized at the end of each period for the fees associated with the services performed. The amount of revenue recognized is presented on a gross basis for any services provided by our employees, as we control the services provided by the employees. This is evidenced by our obligation for their performance and our ability to direct and redirect their work and negotiate the value of such services. In the instances where we do not control third-party services delivered to the client, we report revenues net of the third-party reimbursements.
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
Leasing
We provide strategic advice and execution services for owners, investors, and occupiers of real estate in connection with the leasing of office, industrial and retail space. We are compensated for our services in the form of a commission. Our commission is paid upon signing of the lease by the tenant. We satisfy our performance obligation at a point in time; generally, at the time of the contractual event where there is a present right to payment.
Project and Construction Management
We provide project and construction management services for owners and occupiers of real estate in connection with the management and leasing of office, industrial and retail space. The fees that we earn are typically variable based upon a percentage of project cost. We are compensated for our services in the form of management fees. Project and construction management services represent a series of performance obligations delivered over time and revenue is recognized over time.
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
Contract Costs
Expenses, primarily employee commissions, incurred on leasing and capital markets transactions represent substantially all of our incremental costs to obtain revenue contracts. We apply the applicable practical expedient offered by ASC Topic 606 "Revenue", when the amortization period is one year or less and, therefore, recognize these costs as an operating expense as they are incurred.
The following table presents the Company’s sales from contracts with customers disaggregated by categories which best represents how the nature, amount and timing and uncertainty of sales are affected by economic factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by customer
Related party	$4,589	$4,699	$10,073	$8,796
Commercial	1,875	638	3,357	1,423
Total Revenue by customer	$6,464	$5,337	$13,430	$10,219

Revenue by contract type
Fixed-price	$1,066	$493	$2,026	$926
Cost-plus	3,654	3,332	7,088	7,110
Time and Material	1,744	1,512	4,316	2,183
Total Revenue by contract type	$6,464	$5,337	$13,430	$10,219

For the three and six months ended June 30, 2020, $6.1 million and $12.9 million, respectively, of our revenues were earned for contracts where revenue is recognized over time. For the three and six months ended June 30, 2019, $5.1 million and $10.0 million, respectively, of our revenues were earned for contracts where revenue is recognized over time.
For the three and six months ended June 30, 2020, $0.4 million and $0.6 million, respectively, of our revenues were earned for contracts where revenue is recognized at a point in time. For the three and six months ended June 30, 2019, $0.2 million in revenues were earned for contracts where revenue is recognized at a point in time.
8. DEBT
As of June 30, 2020, notes payable consisted of the following:

	June 30, 2020	December 31, 2019
Secured financing	$—	$694
Notes payable- due to affiliates, unsecured, net of $27 thousand discount and unamortized deferred financing charges as of December 31, 2019	5,519	5,706
Unsecured financing	632	595
Total notes payable	$6,151	$6,995
As of June 30, 2020, net maturities and/or curtailment obligations of all borrowings are as follows:

2020	$82
2021	55
2022	495
2023	5,519
Total	$6,151
Secured financing
As of December 31, 2019, the Company had two secured loans related to Comstock Environmental. The first loan was used to finance the acquisition of Comstock Environmental and carried a fixed interest rate of 6.5% with a maturity date of October 17, 2022. At December 31, 2019, this financing had an outstanding balance of $667 thousand. This loan was retired during the three months ended June 30, 2020. Comstock Environmental had an additional secured loan with an outstanding balance of $27 thousand as of December 31, 2019 that was used to fund the purchase of an asset used in the business. This loan was retired during the six months ended June 30, 2020. These financings were secured by the assets of Comstock Environmental and guaranteed by our Chief Executive Officer.
Unsecured financing
As of June 30, 2020 and December 31, 2019, the Company had one unsecured seller-financed promissory note with an outstanding balance of $595 thousand. This financing carries an annual interest rate of LIBOR plus 3% and has a maturity date of July 17, 2022. This loan has $50 thousand due on the third and fourth loan anniversary dates with the remainder due at maturity. At June 30, 2020 and December 31, 2019, the interest rate was 3.6% and 5.0%, respectively. On July 30, 2020 the Company retired this promissory note. See Note 20 - Subsequent Events for more details. In addition, during the six months ended June 30, 2020, the Company financed the Director’s and Officer’s insurance policy with a one year term loan. As of June 30, 2020, the balance on this loan was $37 thousand.
Notes payable, due to affiliates – unsecured
Comstock Growth Fund
On October 17, 2014, the Company entered into an unsecured promissory note with Comstock Growth Fund ("CGF") whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three-year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, the Company entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for

1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Development Services, LC ("CDS"). The Company exchanged the preferred equity for 91.5% of CDS membership interest in the CGF promissory note. Concurrently, the face amount of the CGF promissory note was reduced to $5.7 million as of the Effective Date. The CGF Note bore interest at a fixed rate of 10% per annum. Interest payments are made monthly in arrears. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $5.7 million of outstanding borrowings and accrued interest under the CGF Note, net of discounts, as of December 31, 2019. The maturity date for the CGF Note was April 16, 2020. The CGF Note was repaid prior to maturity during the six months ended June 30, 2020.
Revolving Capital Line of Credit
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with CDS, pursuant to which the Company secured a $10.0 million capital line of credit (the “Revolver”).  Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum on advances made under the Revolver, payable monthly in arrears.  The five-year term facility allows for interim draws that carry a maturity date of 12 months from the initial date of the disbursement unless a longer initial term is agreed to by CDS.  On March 27, 2020, the Company borrowed $5.5 million under the Revolver. The $5.5 million borrowed has a maturity date of April 30, 2023.
For the three and six months ended June 30, 2020, the Company made interest payments for all debt facilities of $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2019, the Company made interest payments for all debt facilities of $0.1 million and $0.2 million, respectively.
During the three months ended June 30, 2020, the Company retired the $5.7 million of outstanding borrowings for the CGF Note and did not make principal payments for the Revolver. During the three and six months ended June 30, 2019, the Company did not make principal payments for the CGF Note.
9. PAYCHECK PROTECTION PLAN LOAN
In response to the COVID-19 pandemic, the Paycheck Protection Program (the “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). Companies who met the eligibility requirements set forth by the PPP could qualify for PPP loans provided by local lenders, which supports payroll, rent and utility expenses (“qualified expenses”). If the loan proceeds are fully utilized to pay qualified expenses over the covered period, as further defined by the PPP, the full principal amount of the PPP loan may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization during the covered period as compared to a baseline period.
In April 2020, the Company received proceeds of $1.95 million under the PPP (the "PPP Loan") provided by Mainstreet Bank (the “Lender”). Based on the term and conditions of the loan agreement, the term of the PPP loan is two years with an annual interest rate of 1% and principal and interest payments will be deferred for the first six-months of the loan term, which has been updated according to the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”).
In June 2020, the Flexibility Act was signed into law, which amended the CARES Act. The Flexibility Act changed key provisions of the PPP, including, but not limited to, (i) provisions relating to the maturity of PPP loans, (ii) the deferral period covering of PPP loan payments and (iii) the process for measurement of loan forgiveness. More specifically, the Flexibility Act provides a minimum maturity of five years for all PPP loans made on or after the date of the enactment of the Flexibility Act (“June 5, 2020”) and permits lenders and borrowers to extend the maturity date of earlier PPP loans by mutual agreement. As of the date of this filing, the Company has not approached the Lender to request an extension of the current maturity date from two years to five years. The Flexibility Act also provides that if a borrower does not apply for forgiveness of a loan within 10 months after the last day of the measurement period (“covered period”), the PPP loan is no longer deferred and the borrower must begin paying principal and interest. Therefore, the Company’s deferral period for principal and interest payments was updated from six-months according to the terms and conditions of the loan agreement to ten months. In addition, the Flexibility Act extended the length of the covered period from eight weeks to 24 weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either eight weeks or 24-weeks.
After reviewing the applicable terms and conditions of the Flexibility Act, the Company has elected to extend the length of the covered period from the lesser of (i) period whereby qualified expenses equal loan proceeds or (ii) 24 weeks. The Company has performed initial calculations for the PPP loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised June 16, 2020) and, based on such calculations, expects that the PPP loan will be forgiven in full over a period less than 24 weeks. In addition, the Company has determined that it is probable the Company will meet all the conditions of the PPP loan forgiveness. As such, the Company has determined that the PPP loan should be accounted for as a government grant which analogizes with International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” under GAAP under FASB ASC 450-20-20, which is the definition the Company has applied to its expectations of the PPP loan forgiveness. In addition, in accordance with the provisions of IAS 20, government grants shall be recognized in profit or loss on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Therefore, the Company recognized PPP funding as a contra-expense during the periods when qualified expenses were incurred. The balance and activity related to the PPP loan is as follows as of June 30, 2020.

June 30, 2020
PPP loan proceeds	$1,954
Qualified expenses eligible for forgiveness	(1,954)
PPP loan balance	$—
The Company plans to submit the PPP loan forgiveness application in the near term. In accordance with the terms and conditions under the Flexibility Act, the lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the lender determines that the borrower is entitled to forgiveness of some or all of the amount applied for under the statue and applicable regulations, the lender must request payment from the SBA at the time the lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the lender, plus any interest accrued through the date of payment, not later than 90 days after the lender issues its decision to the SBA. Although the Company believes it is probable that the PPP loan will be forgiven, the Company cannot currently provide any objective assurance that it will obtain forgiveness in whole or in part. The amount the Company borrowed is within the "safe-harbor" limitations of the SBA. The SBA has published Frequently Asked Question 46 stating that if the principal amount of the loan is less than $2 million, the borrower "will be deemed to have made the required certification concerning the necessity of the loan request in good faith".
Pursuant to the Flexibility Act, the Company’s PPP loan agreement will be amended in the event that no amount or less than all of the PPP loan is forgiven. In addition, starting in August 2021, the Company will be required to make principal and interest payments totaling $82,671 per month or an adjustment amount based on the loan amendment over the remaining term of the PPP loan until such time the loan is fully settled. The Company may prepay the PPP loan at any time without penalty and the loan agreement evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, or breaches of representations and warranties, or other provisions of the loan agreement. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or the Lender filing suit and obtaining a judgment against the Company.
10. COMMITMENTS AND CONTINGENCIES
Litigation
Currently, we are not subject to any material legal proceedings. From time to time, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions pending against us, we do not believe it is reasonably possible that such liability will have a material adverse effect on our financial position, operating results and cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established appropriate reserves in connection with any such legal proceedings.
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

	June 30, 2020	December 31, 2019
Carrying amount	$6,151	$6,995
Fair value	$5,717	$6,820
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
For our investments in real estate ventures at fair value, we estimate the fair value using the level 3 Income Approach or a sales comparable approach to determine a fair value. Critical inputs to fair value estimates include various level 3 inputs such as valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As of June 30, 2020 and December 31, 2019, investments in the real estate ventures at fair value were approximately $7.6 million and $8.4 million, respectively.
Non-Recurring Fair Value Measurements
The Company may also value its non-financial assets and liabilities, including items such as long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.
12. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS
During the three and six months ended June 30, 2020, the Company issued no stock options. During the six months ended June 30, 2020, the Company issued 630,352 restricted stock awards to employees. During the three and six months ended June 30, 2019, the Company issued 20,000 and 114,431 stock options and 184,463 and 242,251 restricted stock awards to employees, respectively.
Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. The following table reflects the statements of operations line items for stock-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales - Real Estate Services	$—	$27	$—	$38
Expense - General and administrative	204	95	417	168
	$204	$122	$417	$206
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
As of June 30, 2020, the weighted-average remaining contractual term of unexercised stock options was 7 years. As of June 30, 2020 and December 31, 2019, there was $1.6 million and $0.6 million, respectively, of unrecognized compensation cost related to stock options and restricted stock awards.
The Company intends to issue new shares of its Class A common stock upon vesting of restricted stock grants or the exercise of stock options.

13. INCOME (LOSS) PER SHARE
The weighted average shares and share equivalents used to calculate basic and diluted (loss) income from continuing operations for the three and six months ended June 30, 2020 and 2019, and discontinued operations per share for the three and six months ended June 30, 2019, are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and six months ended June 30, 2020 and 2019 are included in the diluted income (loss) per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.
The following share equivalents have been excluded from the continuing operations dilutive share computation for the three and six months ended June 30, 2020 and 2019 as their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock awards	2	135	3	—
Stock options	193	280	209	232
Warrants	657	620	688	558
	852	1,035	900	790
The following share equivalents have been excluded from the discontinued operations dilutive share computation for the three and six months ended June 30, 2019 as their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock awards	—	135	—	153
Stock options	—	297	—	258
Warrants	—	620	—	558
	—	1,052	—	969
14. CONSOLIDATION OF VARIABLE INTEREST ENTITIES
Consolidated loss in statement of operations
Included within the Company’s net loss from discontinued operations, net of tax for the three and six months ended June 30, 2019 are the activities of real estate entities that were determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of the Company’s majority voting rights and complete operational control of these entities.
Prior to April 30, 2019, the Company evaluated Investors X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. As a result of the April 30, 2019 Master Transfer Agreement (“MTA”) entered into between the Company and CDS, the Company determined that Investors X was considered held for sale effective April 30, 2019 and Investors X activities were reclassified to discontinued operations in the accompanying Consolidated Financial Statements. See Note 15 - Related Party Transactions for more information.
15. RELATED PARTY TRANSACTIONS
Lease for Corporate Headquarters
The Company leases its corporate headquarters from an affiliate wholly-owned by our CEO. Future minimum lease payments under this lease, which expires on September 30, 2020, are $149 thousand.
For the three and six months ended June 30, 2020, total rental payments made were $156 thousand and $298 thousand, respectively. For the three and six months ended June 30, 2019, total rental payments made were $153 thousand and $299 thousand, respectively.

Asset Management Agreement
On March 30, 2018, CAM, an entity wholly owned by the Company, entered into that AMA with CDS. The effective date of the AMA is January 2, 2018. Pursuant to the AMA, CDS has engaged CAM to manage and administer the CDS’ commercial real estate portfolio and the day to-day operations of CDS and each property-owning subsidiary of CDS (the "CDS Portfolio"). Pursuant to the terms of the AMA, CAM will provide investment advisory, development and asset management services necessary to build out, stabilize and manage certain assets.
Pursuant to the AMA, CDS will pay CAM an annual cost-plus fee (the “Annual Fee”) in an aggregate amount equal to the sum of (i) the employment expenses of personnel dedicated to providing services to the CDS Portfolio pursuant to the AMA, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations as a public company, and (iii) a fixed annual payment of $1,000,000.
2019 Amended Asset Management Agreement
On April 30, 2019, CAM entered into the 2019 AMA with CDS, which amends and restates in its entirety the AMA. Pursuant to the 2019 AMA, CDS will engage CAM to manage and administer the Anchor Portfolio and the day to-day operations of CDS and each property-owning subsidiary of CDS (collectively, the “CDS Entities”). The “Anchor Portfolio” consists of a majority of the properties we currently manage.
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
In addition to the annual payment of the greater of either the Market Rate Fee or the Cost Plus Fee (as defined in the 2019 AMA), the Company  also is entitled on an annual basis to the following additional fees: (i) an incentive fee equal to 10% of the free cash flow of each of the real estate assets comprising the Anchor Portfolio after calculating a compounding preferred return of 8% on CDS invested capital; (ii) an investment origination fee equal to 1% of raised capital, (iii) a leasing fee equal to $1.00/sf for new leases and $0.50/sf for renewals; and (iv) mutually agreeable loan origination fees related to the Anchor Portfolio.
The 2019 AMA will terminate on December 31, 2027 (“Initial Term”), an extension from the original termination date of December 31, 2022, and will automatically renew for successive additional one year terms (each an “Extension Term”) unless CDS delivers written notice of non-renewal of the 2019 AMA at least 180 days prior to the termination date of the Initial Term or any Extension Term. Twenty-four months after the effective date of the 2019 AMA, CDS is entitled to terminate the 2019 AMA without cause upon 180 days advance written notice to CAM. In the event of such a termination and in addition to the payment of any accrued annual fees due and payable as of the termination date under the 2019 AMA, CDS is required to pay a termination fee equal to (i) the Market Rate Fee or the Cost Plus Fee paid to CAM for the calendar year immediately preceding the termination , and (ii) a one-time payment of the Incentive Fee (as defined in the 2019 AMA) as if the CDS Portfolio were liquidated for fair market value as of the termination date; or the continued payment of the Incentive Fee as if a termination had not occurred.
Residential, Commercial and Parking Property Management Agreements
The Company entered into separate residential property management agreements with properties owned by CDS Entities under which the Company receives fees to manage and operate the properties, including tenant communications, leasing of apartment units, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight.
The Company entered into separate commercial property and parking management agreements with properties owned by CDS Entities under which the Company receives fees to manage and operate the office and retail portions of the properties, including tenant communications, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight.

These property management agreements are each for one year initial terms with successive, automatic one year renewal terms, unless sooner terminated. The Company generally receives base management fees under these agreements based upon a percentage of gross rental revenues for the portions of the buildings being managed in addition to reimbursement of specified expenses, including employment expenses of personnel employed by the Company in the management and operation of each property.
Construction Management Agreements
The Company has construction management agreements with properties owned by CDS Entities under which the Company receives fees to provide certain construction management and supervision services, including construction supervision and management of the buildout of certain tenant premises.  The Company receives a flat construction management fee for each engagement under a work authorization based upon the construction management or supervision fee set forth in the applicable tenant’s lease, which fee is generally 1% to 4% of the total costs (or total hard costs) of construction of the tenant’s improvements in its premises, or as otherwise agreed to by the parties.
Business Management Agreements
On April 30, 2019, CAM entered into a Business Management Agreement (the “BMA”) with Investors X, whereby CAM will provide Investors X with asset and professional services related to the wind down of the Company’s divested homebuilding operations and the continuation of services related to the Company’s divested land development activities. The aggregate fee payable to CAM from Investors X under the Management Agreement is $937,500, payable in fifteen quarterly installments of $62,500 each.
The Hartford Investment
On December 30, 2019, the Company made an investment related to the purchase of the Hartford, a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia. The Company’s initial investment related to the purchase of the Hartford is $1.2 million.
In conjunction with the investment, the Company entered into an operating agreement (“Original Operating Agreement”) with Comstock Partners, LC ("Partners") to form Comstock 3101 Wilson, LC (the “Hartford Owner”), to purchase the Hartford. Pursuant to the Original Operating Agreement, the Company holds a minority membership interest in the Hartford Owner and the remaining membership interests of the Hartford Owner is held by Partners, who is further the Manager of the Hartford Owner. At the closing of the acquisition of the Hartford, the Company received an acquisition fee of $500 thousand and is entitled to asset management, property management, construction management and leasing fees for its management of the Property pursuant to separate agreements between the Hartford Owner, or its affiliates, and the Company, or its affiliates. The Company is also entitled to an incentive fee related to the performance of the investment.
On February 7, 2020, the Company, Partners and DWF VI 3101 Wilson Member, LLC (“DWF”), an unaffiliated, third party, equity investor in the Hartford, entered into a limited liability company agreement (the “DWC Operating Agreement”) to form DWC 3101 Wilson Venture, LLC (“DWC”) to, among other things, acquire, own and hold all interests in the Hartford Owner. In furtherance thereof, on February 7, 2020, the Original Operating Agreement for the Hartford Owner was amended and restated (the “A&R Operating Agreement”) to memorialize the Company’s and Partners’ assignment of 100% of its membership interests in the Hartford Owner to DWC. As a result thereof, DWC is the sole member of the Hartford Owner. The Company and Partners, respectively, hold minority membership interests in, and DWF holds the majority membership interest in, DWC. The Company’s ownership interest in the Hartford remains at 2.5%.
Private Placements and Promissory Notes
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with CDS, pursuant to which the Company secured a $10.0 million capital line of credit (the “Revolver”).  Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the WSJ Prime Rate plus 1.00% per annum on advances made under the Revolver, payable monthly in arrears.  The five-year term facility allows for interim draws that carry a maturity date of 12 months from the initial date of the disbursement unless a longer initial term is agreed to by CDS. On March 27, 2020 the Company borrowed $5.5 million under the Revolver. On April 10, 2020, the capital provided to the Company by the Revolver was utilized to retire all of the Company’s 10% corporate indebtedness maturing in 2020 owed to CGF.
See Note 8 - Debt for further description of the CGF Private Placement and the Revolver.

Revenues from Related Parties
The following table details the revenue earned from related parties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by customer
Related party	$4,589	$4,699	$10,073	$8,796
Commercial	1,875	638	3,357	1,423
Total revenue	$6,464	$5,337	$13,430	$10,219
16. UNCONSOLIDATED JOINT VENTURE
The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture was $32 thousand and $125 thousand as of June 30, 2020 and December 31, 2019, respectively, and is included within ‘Prepaid and other assets, net’ in the accompanying Consolidated Balance Sheets.
The Company’s share of earnings for the three and six months ended June 30, 2020 from this unconsolidated joint venture of $18 thousand and $15 thousand, respectively, is included in ‘Other income, net’ in the accompanying Consolidated Statement of Operations. During the six months ended June 30, 2020, the Company collected and recorded distributions of $108 thousand from this joint venture as a return on investment. There were no distributions recorded during the three months ended June 30, 2020.
The Company’s share of earnings for the three and six months ended June 30, 2019 from this unconsolidated joint venture of $10 thousand and $68 thousand, respectively, is included in ‘Other income, net’ in the accompanying Consolidated Statement of Operations. During the three and six months ended June 30, 2019, the Company collected and recorded distributions of 56 thousand and 114 thousand, respectively, from this joint venture as a return on investment.
Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statement of Operations:
Total net revenue	$64	$48	$95	$196
Total expenses	29	28	66	61
Net income	$35	$20	$29	$135
Comstock Holding Companies, Inc. share of net income	$18	$10	$15	$68
17. INCOME TAXES
For the three and six months ended June 30, 2020, the Company recognized deferred income tax expense of $1 thousand and $13 thousand, respectively. For the three and six months ended June 30, 2019, the Company recognized no deferred income tax expense from continuing operations due to the valuation allowance and recognized a deferred income tax expense of $7 thousand and $10 thousand from discontinued operations. The effective tax rate for the six months ended June 30, 2020 and 2019 is (0.85)% and (22.41)%, respectively.
The Company currently has approximately $143 million in federal and state NOLs. If unused, these NOLs will begin expiring in 2027. Under Internal Revenue Code Section 382 (“Section 382”), if a change in ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Income Taxes. The Company has not recorded any accruals related to uncertain tax positions as of June 30, 2020 and 2019. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2016 through 2019 tax years remain subject to examination by federal and most state tax authorities.
18. SEGMENT DISCLOSURES
Subsequent to July 23, 2019, we operate our business through two segments: Asset Management, and Real Estate Services.

In our Asset Management segment, we focus on providing management services to a wide range of real estate owners and businesses that include a variety of commercial real estate uses, including apartments, hotels, office buildings, commercial garages, leased lands, retail stores, mixed-use developments, and urban transit-oriented developments. The properties and businesses we currently manage are located primarily along the Washington, D.C. Metro Silver Line in Fairfax and Loudoun Counties, but we also manage projects in other jurisdictions including Maryland and Virginia.
In our Real Estate Services segment, our experienced management team provides a wide range of real estate services in the areas of strategic corporate planning, capital markets, brokerage services, and environmental and design-based services. Our environmental services group provides consulting and engineering services, environmental studies, remediation services and provide site specific solutions for any project that may have an environmental impact, from environmental due diligence to site-specific assessments and remediation. The Real Estate Services segment operates in the Mid-Atlantic Region.
The following table includes the Company’s two reportable segments of Asset Management and Real Estate Services, excluding discontinued operations, for the three and six months ended June 30, 2020 and 2019.

	Asset Management	Real Estate Services	Total
Three Months Ended June 30, 2020
Gross revenue	$4,140	$2,324	$6,464
Gross profit	923	1,226	2,149
Net income	417	763	1,180
Total assets	13,627	4,518	18,145
Three Months Ended June 30, 2019
Gross revenue	$4,439	$898	$5,337
Gross profit (loss)	499	(11)	488
Net income (loss)	275	(353)	(78)
Total assets	3,923	3,396	7,319
Six Months Ended June 30, 2020
Gross revenue	$9,575	$3,855	$13,430
Gross profit	1,725	1,377	3,102
Net income	700	468	1,168
Total assets	13,627	4,518	18,145
Six Months Ended June 30, 2019
Gross revenue	$8,593	$1,626	$10,219
Gross profit	986	223	1,209
Net income (loss)	717	(339)	378
Total assets	3,923	3,396	7,319
19. DISCONTINUED OPERATIONS
On April 30, 2019, the Company entered into a the MTA with CDS, an entity wholly owned by Christopher Clemente, the Chief Executive Officer of the Company, and FR54, LC (“FR54”), an entity also controlled by Mr. Clemente, that sets forth certain transactions to complete the Company’s previously announced exit from the homebuilding and land development business in favor of a migration to an asset management model. Refer to Note 14 – Consolidation of Variable Interest Entities for further discussion regarding the accounting related to discontinued operations.
The Company did not carry any assets or liabilities from discontinued operations on the consolidated balance sheet as of June 30, 2020 and December 31, 2019.
The operating results of the discontinued operations that are reflected on the consolidated statement of operations within the net income (loss) from discontinued operations are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenues
Revenue—homebuilding	$6,845	$13,614
Total revenue	6,845	13,614
Expenses
Cost of sales—homebuilding	6,898	13,620
Sales and marketing	67	181
General and administrative	19	20
Operating (loss)	(139)	(207)
Income tax expense	7	10
Net (loss) from discontinued operations	(146)	(217)
Net income attributable to non-controlling interests	13	313
Net (loss) attributable to Comstock Holding Companies, Inc.	$(159)	$(530)
20. SUBSEQUENT EVENTS
On July 30, 2020, the Company retired the unsecured seller-financed promissory note with an outstanding balance of $595 thousand. This financing carried an annual interest rate of LIBOR plus 3% and had a maturity date of July 17, 2022. In exchange for early retirement of the seller-financed promissory note, the Company received a discount on debt extinguishment of $50 thousand.

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
At this time, we cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for the segments and the markets in which we operate, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Some of the uncertainties related to the Company’s operations that are directly related to COVID-19 include, but are not limited to, the severity of the virus, the duration of the outbreak, governmental, business or other actions and their impacts on the Company and our clients, along with short and long term effects of consumer demand that may affect our clients financial position and consequently necessitate changes to our operations.  As discussed in Note 15, the Company derives a substantial portion of its revenues from various related party entities associated with real estate properties. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment and cause our business to suffer in ways that we cannot predict at this time and that may materially and adversely impact our business, financial condition and results of operations. While we have not seen a significant impact to our results from COVID-19 to date, if the virus continues to cause significant negative impacts to economic conditions or consumer confidence, our revenues including our property management revenues, trade receivables, related party receivables, goodwill and our fair value investment in Investors X, results of operations, financial condition and liquidity could be adversely impacted.
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
The services we provide pursuant to the asset management agreements covering our AUM properties vary by property, and include property management, development and construction management, leasing management, acquisition and disposition management, origination and negotiation of debt and equity facilities, risk management, and various other property-specific services. Substantially all of the properties included in our managed portfolio are covered by full-service asset management agreements encompassing substantially all aspects of development, construction, and operations management relating to the subject properties. A limited number of properties in our managed portfolio are covered by service-specific asset management contracts that focus our services on defined critical elements of operations, such as marketing, leasing, and construction management, where the property owner continues to manage other operating functions. The full-service asset management agreement for our Anchor Portfolio as defined below is a long-term contract with an original term of 10 years that provides for significant payments to Comstock in the case of early termination by the asset owner. The asset management agreement for the Hartford acquired in December 2019 as described below, the Company’s initial co-investment asset, is medium term in duration, and the duration of co-investment asset management agreements generally are expected to align with the duration of the applicable co-investment business plan. The co-investment business plans are property specific and therefore vary in expected duration but are generally expected to be between four and seven years. Our limited-service asset management agreements generally are anticipated to be short term in nature and do not include material early termination penalties. Presently, there are only one co-investment management agreement and one limited-service management agreement in place in addition to the management agreements covering our Anchor Portfolio.
Anchoring the Company’s asset management services platform is a long-term full service asset management agreement (the “2019 AMA”) with an affiliate of the Company’s Chief Executive Officer, Christopher Clemente, that encompasses the Anchor Portfolio.
The 2019 AMA provides the Company fee based revenue based on a general formula charging the greater of (i) the defined operating costs of the Company plus a base fee of $1,000,000 per annum and various supplemental fees or (ii) market rate fees delineated in the 2019 AMA.
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
Our Business Strategy
In early 2018, the Company transitioned our business strategy and operating platform from being focused on the development and sale of residential homes to our current fee-based services model focused on commercial and mixed-use real estate primarily in the greater Washington, D.C. region.  We generate base fees, incentive fees and profit participation by providing a broad range of real estate asset management services, including development, construction management, leasing and property management services, as well as acquisition and disposition services, employing our substantial experience in entitling, designing, developing, and managing a diverse range of properties. While our Anchor Portfolio, concentrated primarily along the rapidly growing Dulles Corridor in Northern Virginia, provides a stable, cost-plus fee structure foundation under the 2019 AMA, our business strategy includes expanding our total AUM by identifying high-quality office, retail, residential and mixed-use properties in the greater Washington, D.C. region and identifying institutional real estate investors that seek investment opportunities in such real estate assets while lacking the operational or local expertise needed to manage such properties. This approach enables the Company to generate earnings through the management of the Anchor Portfolio and provides the opportunity to increase earnings through the expansion of our managed portfolio of properties through additional acquisitions and related management agreements. Our acquisition strategy is currently focused on value-add, core, and core-plus opportunities and other opportunistic asset acquisitions. In addition to our asset management services, we provide a suite of real estate-related services to our managed real estate portfolio and to additional third-party clients, and we may seek to expand the services we offer through organic growth.
We believe that we have several strengths that distinguish our new business focus and strategy:
•Revenue Base. Our revenues are generated primarily from recurring asset management fees and additional real estate services fees. Our asset management agreements provide a highly visible and reliable source of revenue and position the Company to enhance bottom line results as the Company’s Anchor Portfolio and other assets under management expand.
•Management Services – During recent years, we have made several changes to our management team as we refocused our operating platform from residential home building to commercial real estate and asset management. As a result of this effort, our current management team has significant experience managing large-scale portfolios of real estate assets, including rental apartments, office buildings, hotels, commercial garages, leased lands, retail properties, mixed-use developments, and transit-oriented developments.
•Geographic Focus - The properties included in our Anchor Portfolio that we currently manage are located primarily in the Dulles Corridor, which is the location of the Silver Line, the first new rail line added to Washington D.C.’s Metro rail system in almost 20 years, which serves or will serve Arlington, Fairfax and Loudoun Counties in Virginia. Our property acquisition initiatives with institutional partners are focused on multiple high-growth areas throughout the Washington, D.C. region, and our first such acquisition, which closed in December 2019, is located in Arlington County, Virginia. We also provide environmental consulting and engineering services throughout a wider region stretching from the Washington, D.C. region to the Philadelphia, Pennsylvania, and New Jersey regions.
•Real Estate Services – In addition to the asset management services we provide in connection with our AUM, we also provide a variety of supplemental real estate services in the areas of strategic corporate planning, capital markets and financial consulting, commercial mortgage brokerage, title, design and environmental consulting and engineering services, and industrial hygiene services. Our environmental services group provides consulting and engineering services, environmental studies, remediation management services and site-specific solutions for properties that may require or benefit from environmental due diligence, site-specific assessments, and industrial hygiene services. Our real estate services business platform allows us to generate positive fee income from our highly-qualified personnel and serves as a potential catalyst for joint venture and strategic acquisition opportunities.
•Quality and Depth of Management - We have a highly-qualified and experienced management team with a broad base of deep expertise and a proven track record of providing services to our clients. Our services platform leverages the diverse capabilities and relationships of our management team developed over more than thirty years.
•Geographic Focus - Unlike many of our competitors with a national or international presence, we focus our efforts primarily on the greater Washington, D.C. metropolitan market, one of the most compelling real estate markets in the United States, with a near-term focus on the transit-oriented areas surrounding or proximate to the new Silver Line on Washington, D.C.’s Metro. The Company believes its significant presence in the Dulles Corridor and its in-depth understanding of high-density, mixed-use developments that are encouraged in these high-density transportation nodes give us unmatched insight into emerging trends that provide both short and long-term opportunities in these locales.
•The Company’s various business units work in concert to leverage the collective skill sets of our organization - The talent and experience of our personnel allow workflow flexibility and a multitasking approach to managing various projects. We believe that our focus and our business network in the Washington, D.C. market provides us with a competitive advantage in sourcing and executing on investment opportunities. While the Company has previously developed numerous properties in multiple key markets throughout the southeastern United States, and our management team has experience managing large national portfolios, we believe the greater Washington, D.C. market provides compelling growth opportunities for our business.
•Long Track Record - The Company and its management team have been active in the metropolitan Washington, D.C. region since 1985 and have developed, acquired, and managed thousands of residential units and millions of square feet of mixed-use properties throughout the region and in other key markets in the United States.
•Multiple Public-Private Partnerships - Affiliates of the Company have been selected by multiple local governments (including Fairfax County, Loudoun County, and the Town of Herndon, Virginia) to develop and manage large-scale mixed-use and transit facility developments through public-private partnerships at a time when local jurisdictions are focused on public-private partnerships as a means of leveraging private sector capabilities to meet public infrastructure development needs.
•Economic Drivers - Significant growth trends in demand for cyber security and other technology services in the government sector, as well as in the private sector, have generated substantial growth and attracted to Northern Virginia large tech companies, such as Microsoft, Google, and Amazon. In 2018, Northern Virginia was selected by Amazon as the location for its highly publicized “HQ2” search for a location to develop its second headquarters, which it has said will create tens of thousands of new jobs over the next several years. The Northern Virginia market has for a number of years captured a majority of the new jobs created in the Washington, D.C. metropolitan area, including corporate relocations and expansions, as well as numerous start-ups. Further, Northern Virginia’s significant data infrastructure, capable of serving the needs of the federal government and its defense and information contractors, has spurred the expansion and/or relocation of several federal government agencies, including the FBI, CIA, NSA, and the Customs and Border Patrol agency, to the Dulles Corridor. The Dulles Corridor has become known as the “Internet Capitol of the World”, because of its tremendous network of data centers, primarily located in Loudoun County, Virginia in the western portion of the Dulles Corridor.  Loudoun County has experienced tremendous growth in data center development and has become the global leader in data center space while accounting for more than 40% of national data center space absorption in recent years.
•Diverse Employment Base - The diverse and well-educated employment base in the greater Washington, D.C. region, coupled with proximity to the federal government and the presence of well-established government contractors, is contributing to the attractiveness of the region to technology companies.
•Metro’s Silver Line - Phase I of Metro’s Silver Line opened in 2014, connecting Tysons Corner and Reston to Arlington, Virginia and downtown Washington, D.C. Phase II is scheduled to open in late 2020 or early 2021 and will extend service from the terminus of Phase I located in the center of the

Company’s Reston Station development to Herndon, Dulles International Airport, and Loudoun County, Virginia, terminating at the Company’s Loudoun Station development.
•Regional Land Use Plans - Recent changes to Comprehensive Land Use Plans of Fairfax County and Loudoun County encourage high-density and mixed-use development proximate to the new Silver Line Metro Stations, resulting in compelling growth opportunities for the Company and its managed portfolio.
•Increased Demand for Transit-Oriented and Mixed-Use Developments - Recent trends indicate commercial tenants are increasingly seeking to locate (or relocate) offices to urban, mixed-use developments in “sub-urban” markets, such as Northern Virginia’s Dulles Corridor, and have demonstrated willingness to pay premium rents for commercial space at the Metro-accessible sites, such as those that make up a significant portion of the Company’s portfolio of managed assets. Additionally, demand for housing in transit-oriented, mixed-use neighborhoods has increased steadily over the past decade while home ownership rates have decreased and demand for high-quality rental housing has increased. The Company has been focused on these emerging trends for more than two decades and the Company, through the 2019 AMA, controls the development and asset management of a significant portfolio of high-profile assets at the forefront of the urban transformation taking place in the Dulles Corridor. With a stabilized portfolio and development pipeline that include millions of square feet of mixed-use and transit-oriented properties located at key Metro stations in the Dulles Corridor, the Company is well positioned to capitalize on trends that we believe will shape the future commercial real estate landscape and provide opportunities for significant growth and attractive returns to the Company.
Asset Management Services
2019 AMA
Effective January 1, 2019, the Company entered into an Amended and Restated Master Asset Management Agreement with CDS, an entity owned and controlled by the Company’s Chief Executive Officer, which provides the Company significant fees for services related to the development, marketing, and operations of the Anchor Portfolio of commercial and residential mixed-use real estate owned by CDS affiliates. The 2019 AMA covers two large-scale, transit-oriented, mixed-use developments in the Dulles Corridor: Reston Station and Loudoun Station, Virginia, as well as a mixed-use development asset located in Herndon, Virginia and other properties designated pursuant thereto from time to time. Separately, the Company also is party to fee-based management services arrangements with unrelated third parties, covering properties in Tysons Corner, Virginia and Rockville, Maryland.
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
Hartford Asset Management Agreement
On December 30, 2019, the Company made an investment related to the purchase of a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia (the “Hartford”). The Company will retain a 2.5% equity interest in the asset at a cost of approximately $1.2 million. The Company has entered into management arrangements for the Hartford under which the Company will receive asset management, property management and construction management fees for the Company’s management and operation of the property and certain incentive fees relating to the performance of the investment.
Residential, Commercial and Parking Property Management Agreements
During the period of December 2017 through and including April 2020, the Company entered into separate residential property management agreements with properties in our Anchor Portfolio under which the Company receives fees to manage and operate the properties including tenant communications, leasing of apartment units, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight.
During the period of May 2019 through and including April 2020, the Company entered into separate commercial property and parking management agreements with properties in our Anchor Portfolio under which the Company receives fees to manage and operate the office, retail and parking portions of the properties, including tenant communications, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight.
These property management agreements are each for one year initial terms with successive, automatic one year renewal terms, unless sooner terminated. The Company generally receives base management fees under these agreements based upon a percentage of gross rental revenues for the portions of the buildings being managed in addition to reimbursement of specified expenses, including employment expenses of personnel employed by the Company in the management and operation of each property.
Construction Management Agreements
The Company has entered into construction management agreements with properties in our Anchor Portfolio under which the Company receives fees to provide certain construction management and supervision services, including construction supervision and management of the buildout of certain tenant premises.  The Company receives a flat construction management fee for each engagement under a work authorization based upon the construction management or supervision fee set forth in the applicable tenant’s lease, which fee is generally 1% to 4% of the total costs (or total hard costs) of construction of the tenant’s improvements in its premises, or as otherwise agreed to by the parties.
Real Estate Services
In addition to the asset management services that the Company provides related to the Anchor Portfolio and other managed assets, the Company’s wholly owned subsidiaries, Comstock Real Estate Services and Comstock Environmental Services, LC (“Comstock Environmental”), provide real estate-related services to our asset management clients and third-party customers. These services include environmental consulting and engineering services, industrial hygiene services, and other consulting services in the U.S. Mid-Atlantic Region.

Results of Operations
Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Revenue – asset management
Revenue from asset management for the three months ended June 30, 2020 and 2019 was $4.1 million and $4.4 million, respectively. This represents a decrease of $299 thousand, or 6.7%, compared to prior year. Revenue decreased primarily due to proceeds from the Company's Paycheck Protection Plan loan (the "PPP Loan"). The proceeds from this PPP Loan were utilized primarily to cover employee costs that were not passed through to CDS. $1.2 million of the PPP Loan proceeds that otherwise would have been charged to customers were recognized as a contra-payroll expense, resulting in lower payroll costs and lower billable revenue. The revenue decrease was partially offset by increased headcount and other costs that are reimbursable from CDS under the 2019 AMA and were recognized as revenue along with growth in our property management business and other asset management fee streams including the BMA.
Revenue from asset management for the six months ended June 30, 2020 and 2019 was $9.6 million and $8.6 million, respectively. This represents an increase of $982 thousand, or 11.4%, compared to the prior year. Revenue increased primarily due to increased headcount and other costs that are reimbursable from CDS under the 2019 AMA and recognized as revenue along with growth in our property management business and other asset management fee streams including the BMA. Revenue increases were partially offset by proceeds from the PPP Loan. The proceeds from the PPP Loan were utilized primarily to cover employee costs that were not passed through to customers. $1.2 million of the PPP Loan proceeds that otherwise would have been charged to customers were recognized as a contra-payroll expense, resulting in lower payroll costs and lower billable revenue.
Revenue – real estate services
Revenue from real estate services for the three months ended June 30, 2020 and 2019 was $2.3 million and $0.9 million, respectively. This represents an increase in quarter over quarter revenues of $1.4 million or 159% growth. Revenue from real estate services for the six months ended June 30, 2020 and 2019 was $3.9 million and $1.6 million, respectively. This represents an increase in year-to-date revenues of $2.2 million or 137% growth. The increase in real estate services revenue for the three and six months ended June 30, 2020 is primarily attributable to continued organic growth of the size and count of customer contracts as well as increases in billable environmental consulting staff within our Comstock Environmental business unit.
Direct costs – asset management
Direct costs – asset management for the three months ended June 30, 2020 and 2019 was $3.2 million and $3.9 million, respectively. This 18.4% decrease amounts to a $0.7 million reduction to direct costs - asset management. The decrease in costs for the three months ended June 30, 2020 compared to 2019 was primarily attributable to recognition of the PPP Loan as a government grant. The grant was recognized during the quarter as the related payroll costs were incurred, and the Company has complied with all conditions attached to the grant.
Direct costs – asset management for the six months ended June 30, 2020 and 2019 was $7.8 million and $7.6 million, respectively. This 3.2% increase amounts to a $0.2 million increase to direct costs - asset management. This increase was primarily related to an increase in personnel expenses, primarily from headcount increases, as well as from the continued growth of our asset management operations. The increased costs was partially offset by the recognition of the PPP Loan as a government grant. The grant was recognized during the quarter as the related payroll costs were incurred, and the Company has complied with all conditions attached to the PPP Loan.
Direct costs – real estate services
Direct costs – real estate services for the three months ended June 30, 2020 and 2019 was $1.1 million and $0.9 million, respectively. Direct costs – real estate services for the six months ended June 30, 2020 and 2019 was $2.5 million and $1.4 million, respectively. For the three and six months ended June 30, 2020 and 2019 direct costs - real estate services increased $0.2 million and $1.1 million, respectively. The increase is primarily due to increased employment costs relating to our expanding footprint in the real estate consulting and environmental study fields partially offset by the recognition of the PPP Loan as a government grant. The grant was recognized during the quarter as the related payroll costs were incurred, and the Company has complied with all conditions attached to the PPP Loan.
General and administrative

General and administrative expenses for the three months ended June 30, 2020 and 2019 was $634 thousand and $477 thousand, respectively. General and administrative expenses for the six months ended June 30, 2020 and 2019 was $1.2 million and $0.8 million, respectively. For the three and six months ended June 30, 2020 and 2019, general and administrative costs increased $157 thousand and $451 thousand, respectively. The increase is primarily attributable to increased headcount and associated equity compensation and personnel cost, that are not billable to customers within our Asset Management and Real Estate Services segments.
Selling and Marketing
Selling & marketing expenses for the three and six months ended June 30, 2020 was $216 thousand and $380 thousand, respectively. There were no selling and marketing expenses for the three and six months ended June 30, 2019. The increase is attributable to increased sales development programs launched by our Environmental business unit to grow the business.
Interest Expense
For the three months ended June 30, 2020 and 2019, the Company’s interest expense was $93 thousand and $116 thousand, respectively. The 19.8% reduction to interest expense quarter over quarter amounted to $23 thousand. The reduction in interest expense is primarily related to the retiring of the Comstock Growth Fund loan during the three months ended June 30, 2020.
For the six months ended June 30, 2020 and 2019, the Company’s interest expense was $257 thousand and $134 thousand, respectively. The 91.8% increase in interest expense for the year-to-date period amounted to a $123 thousand increase in interest expense. This is primarily driven by the MTA effective April 30, 2019. Prior to the MTA certain interest expense was capitalized to homebuilding projects and expensed when the projects were sold. After the MTA this interest expense is no longer capitalized into homebuilding projects.
Income taxes
For the three and six months ended June 30, 2020, the Company recognized deferred income tax expense of $13 thousand and $14 thousand, respectively. For the three and six months ended June 30, 2019 the Company did not recognize deferred income tax expense from continuing operations.
Liquidity and Capital Resources
We finance our Asset Management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities and long-term debt. Pursuant to the MTA, the Company transferred to CDS management of its Class A membership interests in Investors X, the entity owning the Company’s residual homebuilding operations in exchange for residual cash flows. The associated debt obligations were also transferred to CDS. See Note 8 in the accompanying consolidated financial statements for more details on our debt and credit facilities.
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with CDS, pursuant to which the Company secured a $10.0 million capital line of credit (the “Revolver”).  Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the WSJ Prime Rate plus 1.00% per annum on advances made under the Revolver, payable monthly in arrears.  The five-year term facility allows for interim draws that carry a maturity date of 12 months from the initial date of the disbursement unless a longer initial term is agreed to by CDS. On March 27, 2020 the Company borrowed $5.5 million under the Revolver. The $5.5 million borrowing has a maturity date of April 30, 2023. On April 10, 2020, the capital provided to the Company by the Revolver was utilized to retire all of the Company’s 10% corporate indebtedness maturing in 2020 owed to Comstock Growth Fund, L.C.
On April 20, 2020, the Company was granted the PPP Loan in the aggregate amount of $1.95 million pursuant to the PPP under the CARES Act, which was enacted March 27, 2020. Under the terms of the PPP, PPP loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period.
As of June 30, 2020, the Company has used the entire loan proceeds to fund its payroll and rent expenses. As a result, the Company believes that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with IAS 20 “Accounting for Government

Grants and Disclosure of Government Assistance”, the Company has recognized the entire loan amount as a reduction to the associated expenses as at June 30, 2020.
The Company does not anticipate taking any action that would cause any portion of the PPP Loan to be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over 2 to 5 years at an interest rate of 1%, with a deferral of payments for the first 6 months.
Cash Flow
We finance our Asset Management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities and long-term debt.
For the six months ended June 30, 2020, net cash used in operating activities was $656 thousand. Net cash used in operations activities was primarily related to the payment of accrued personnel costs. For the six months ended June 30, 2019, net cash provided by operating activities was $1.0 million primarily related to $1.6 million provided by discontinued operations.
Net cash provided by investing activities for the six months ended June 30, 2020 was $(73) thousand. This was primarily attributable to distributions from equity method investments of $717 thousand. Net cash used in investing activities was immaterial for the six months ended June 30, 2019.
Net cash used in financing activities for the six months ended June 30, 2020 was $1.0 million. This was primarily attributable to proceeds under the Revolver of $5.5 million partially offset by the retirement of debt. Net cash used in financing activities was immaterial for the six months ended June 30, 2019.
Critical Accounting Policies and Estimates
There have been no other significant changes to our critical accounting policies and estimates during the three months ended June 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Issued Accounting Standards
See Note 1 - Organization and Basis of Presentation to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.
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
Changes in Internal Control over Financial Reporting
In the fourth quarter of 2019 and first quarter of 2020, we identified a material weakness in our internal controls over financial reporting involving the review and reconciliation of debt balances and amortization of related debt discounts. To remediate the weakness described above, we (i) expanded our technical accounting resources and (ii) implemented more detailed reviews of debt reconciliations including the amortization of related debt discounts. No other changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Promissory Note dated April 16, 2020 between Comstock Holding Companies, Inc. and MainStreet Bank pursuant to the Paycheck Protection Program authorized under the Coronavirus Aid, Relief and Economic Security Act (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 28, 2020).

10.2*	Amended and Restated Employment Agreement dated April 27, 2020, between Comstock Holding Companies, Inc. and Christopher Clemente.

10.3*	Amended and Restated Limited Liability Company Agreement of Comstock 3101 Wilson, LC dated February 7, 2020

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: August 14, 2020	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)