Form 10-Q
period 2020-09-30
Comstock Holding Companies, Inc.
filed 2020-11-16
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
1900 Reston Metro Plaza, 10th Floor
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 13, 2020, 7,863,582 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,491	$3,511
Trade receivables	1,635	1,886
Trade receivables - related parties	3,016	3,644
Prepaid and other assets, net	240	274
Total current assets	9,382	9,315

Equity method investments at fair value	6,965	8,421
Fixed assets, net	266	278
Goodwill	1,702	1,702
Intangible assets, net	53	103
Operating lease right-of-use assets	—	114
TOTAL ASSETS	$18,368	$19,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued personnel costs	$1,349	$2,916
Accounts payable	307	1,438
Accrued liabilities	660	166
Short term notes payable - due to affiliates, net of discount	—	5,706
Short term notes payable	22	77
Total current liabilities	2,338	10,303

Long term notes payable - due to affiliates	5,500	—
Long term notes payable - net of deferred financing charges	—	1,212
Long term operating lease liabilities, net of current portion	—	61
TOTAL LIABILITIES	$7,838	$11,576

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series C preferred stock $0.01 par value, 20,000,000 shares authorized, 3,440,690 issued and outstanding and liquidation preference of $17,203 at September 30, 2020 and December 31, 2019	$6,765	$6,765
Class A common stock, $0.01 par value, 59,779,750 shares authorized, 7,949,152 and 7,849,756 issued, and 7,863,582 and 7,764,186 outstanding at September 30, 2020 and December 31, 2019, respectively	79	78
Class B common stock, $0.01 par value, 220,250 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	199,953	199,372
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(193,607)	(195,198)
TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	$10,530	$8,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,368	$19,933
The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Revenue—asset management	$5,891	$4,733	$15,466	$13,326
Revenue—real estate services	1,439	947	5,294	2,573
Total revenue	7,330	5,680	20,760	15,899
Expenses
Direct costs - asset management	5,066	4,197	12,915	11,804
Direct costs - real estate services	630	862	3,109	2,265
General and administrative	1,029	353	2,261	968
Selling and Marketing	127	100	507	266
Operating income	478	168	1,968	596
Other income, net	55	47	92	131
Interest expense	(63)	(170)	(320)	(304)
Income before income tax expense	470	45	1,740	423
Income tax expense	(1)	—	(15)	—
Loss on equity method investments carried at fair value	(46)	(606)	(134)	(606)
Net income (loss) from continuing operations	423	(561)	1,591	(183)
Net loss from discontinued operations, net of tax	—	(66)	—	(596)
Net income (loss)	$423	$(627)	$1,591	$(779)

Income (loss) per share from continuing operations
Basic net income (loss) per share	$0.05	$(0.07)	$0.20	$(0.03)
Diluted net income (loss) per share	$0.05	$(0.07)	$0.19	$(0.03)
Loss per share from discontinued operations
Basic net loss per share	$—	$(0.01)	$—	$(0.10)
Diluted net loss per share	$—	$(0.01)	$—	$(0.10)

Basic weighted average shares outstanding	8,078	7,954	8,046	6,159
Diluted weighted average shares outstanding (continuing operations)	8,579	7,954	8,415	6,159
Diluted weighted average shares outstanding (discontinued operations)	—	7,954	—	6,159
The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series C Preferred Stock		Class A		Class B		Additional paid-in capital	Treasury stock	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	3,441	$6,765	7,850	$78	220	$2	$199,372	$(2,662)	$(195,198)	$8,357
Stock compensation and issuances	—	—	52	1	—	—	212	—	—	213
Accrued liability settled through issuance of stock	—	—	11	—	—	—	20	—	—	20
Shares withheld related to net share settlement of restricted stock awards	—	—	(16)	—	—	—	(31)	—	—	(31)
Net income	—	—	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2020	3,441	$6,765	7,897	$79	220	$2	$199,573	$(2,662)	$(195,210)	$8,547
Stock compensation and issuances	—	—	52	—	—	—	204	—	—	204
Accrued liability settled through issuance of stock	—	—	9	—	—	—	20	—	—	20
Shares withheld related to net share settlement of restricted stock awards	—	—	(16)	—	—	—	(30)	—	—	(30)
Net income	—	—	—	—	—	—	—	—	1,180	1,180
Balance at Balance at June 30, 2020	3,441	$6,765	7,942	$79	220	$2	$199,767	$(2,662)	$(194,030)	$9,921
Stock compensation and issuances	—	—	3	—	—	—	179	—	—	179
Accrued liability settled through issuance of stock	—	—	5	—	—	—	14	—	—	14
Shares withheld related to net share settlement of restricted stock awards	—	—	(1)	—	—	—	(7)	—	—	(7)
Net income	—	—	—	—	—	—	—	—	423	423
Balance at September 30, 2020	3,441	$6,765	7,949	$79	220	$2	$199,953	$(2,662)	$(193,607)	$10,530
The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series C Preferred Stock		Class A		Class B		Additional paid-in capital	Treasury stock	Accumulated deficit	Non- controlling interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	2,800	$7,193	3,703	$37	220	$2	$181,632	$(2,662)	$(196,091)	$15,706	$5,817
Stock compensation and issuances	—	—	41	—	—	—	61	—	—	—	61
Accrued liability settled through issuance of stock	—	—	15	—	—	—	35	—	—	—	35
Shares withheld related to net share settlement of restricted stock awards	—	—	(10)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	85	300	385
Balance at March 31, 2019	2,800	$7,193	3,749	$37	220	$2	$181,728	$(2,662)	$(196,006)	$16,006	$6,298
Stock compensation and issuances	—	—	30	1	—	—	186	—	—	—	187
Accrued liability settled through issuance of stock	—	—	14	—	—	—	36	—	—	—	36
Shares withheld related to net share settlement of restricted stock awards	—	—	(2)	—	—	—	—	—	—	—	—
Warrant exercises	—	—	200	2	—	—	358	—	—	—	360
Class A stock conversion of non-controlling interest	—	—	3,824	38	—	—	16,050	—	—	(16,019)	69
Series C conversion of non-controlling interest	641	(428)	—	—	—	—	—	—	—	—	(428)
Net (loss) income	—	—	—	—	—	—	—	—	(237)	13	(224)
Balance at June 30, 2019	3,441	$6,765	7,815	$78	220	$2	$198,358	$(2,662)	$(196,243)	$—	$6,298
Stock compensation and issuances	—	—	—	—	—	—	134	—	—	—	134
Accrued liability settled through issuance of stock	—	—	17	—	—	—	35	—	—	—	35
Gain on deconsolidation of discontinued operations	—	—	—	—	—	—	682	—	—	—	682
Net (loss) income	—	—	—	—	—	—	—	—	(627)	—	(627)
Balance at September 30, 2019	3,441	$6,765	7,832	$78	220	$2	$199,209	$(2,662)	$(196,870)	$—	$6,522
The accompanying notes are an integral part of these consolidated financial statements

COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,591	$(183)
Adjustment to reconcile net income (loss) from continuing operations to net cash provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	27	82
Amortization and depreciation expense	176	103
Earnings from unconsolidated joint venture, net of distributions	114	9
Stock compensation	595	345
Change in fair value of equity method investment	134	606
Distributions from equity method investments carried at fair value	1,322	100
Changes in operating assets and liabilities:
Trade receivables - related party	628	463
Trade receivables	251	19
Accrued personnel costs	(1,567)	(42)
Prepaid and other assets	(80)	91
Accrued interest	—	(1)
Accrued liabilities	601	488
Accounts payable	(1,130)	(2,596)
Net cash provided by operating activities of discontinued operations	—	7,429
Net cash provided by operating activities	$2,662	$6,913
Cash flows from investing activities:
Purchase of fixed assets	(114)	(126)
Principal received on note receivable	—	27
Net cash used in investing activities	$(114)	$(99)
Cash flows from financing activities:
Proceeds from notes payable	5,554	—
Payments on notes payable	(7,054)	(172)
Taxes paid related to net share settlement of equity awards	(68)	6
Net cash used in financing activities	$(1,568)	$(166)
Net increase in cash and cash equivalents	980	6,648
Cash and cash equivalents, beginning of period	3,511	854
Cash and cash equivalents, end of period	$4,491	$7,502

Supplemental cash flow information:
Interest paid	$338	$440
Supplemental disclosure for non-cash investing and financing activities:
Accrued liability settled through issuance of stock	$54	$106
Gain on early extinguishment of debt	$50	$—
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
For the three and nine months ended September 30, 2020 and 2019, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.
Certain amounts in the prior period have been reclassified to conform to the current year presentation in connection with the classification of 'General and administrative' expenses on the consolidated statement of operations and the accompanying notes to the consolidated financial statements. The reclassification had no effect on the previously reported totals (e.g. operating income, income before income tax, and net income).
Recent Developments
In March 2020, the Coronoavirus Aid Relief and Economic Security Act ("CARES Act") was signed into law in response to the COVID-19 pandemic, and we opted into the CARES Act payroll tax deferral program in the third quarter of 2020. See Note 9 - Coronavirus Aid Relief and Economic Security Act' for further discussion.
On October 31, 2020, the Company’s then-current lease for its corporate headquarters in Reston, Virginia expired following a one-month extension of the lease term. On November 1, 2020, the Company agreed to a new lease to relocate its corporate headquarters to new office space in Reston, Virginia for a ten year term. See Note 20 - Subsequent Events for further discussion.
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
We assessed other accounting pronouncements issued or effective during the three and nine months ended September 30, 2020 and deemed they were either not applicable to us or are not anticipated to have a material effect on our consolidated financial statements. Other standards previously issued and adopted by the Company have been disclosed in previous filings.
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
All financial statements and footnotes presented herein have been adjusted to reflect the revisions below.

	For the three months ended September 30, 2019			For the nine months ended September 30, 2019
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
Revenue—asset management	$4,293	$440	$4,733	$12,178	$1,148	$13,326
Direct costs—asset management	3,710	487	4,197	10,541	1,263	11,804
Interest (expense)	(186)	16	(170)	(352)	48	(304)
Other income, net	—	47	47	16	115	131
Net income (loss)	(643)	16	(627)	(827)	48	(779)
Additional paid-in capital	198,184	1,025	199,209	198,184	1,025	199,209
Accumulated deficit	(195,146)	(1,724)	(196,870)	(195,146)	(1,724)	(196,870)
Total equity	7,221	(699)	6,522	7,221	(699)	6,522
3. TRADE RECEIVABLES & TRADE RECEIVABLES – RELATED PARTIES
Trade receivables include amounts due from real estate services, asset management and commercial development. The Company records an allowance for doubtful accounts based on historical collection experience and the aging of receivables. As of September 30, 2020, the allowance for doubtful accounts was de minimis based on the Company’s historical collection experience for receivables older than 90 days along with an analysis of collections received as of the filing date.
As of September 30, 2020 and December 31, 2019, the Company had $3.0 million and $3.6 million, respectively, of receivables from related parties, primarily related to the 2019 AMA, as defined in Note 15. The Company does not record an allowance for doubtful accounts related to receivables from related parties. This is due to the related party nature of the receivables along with the collection history.
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
Fair value of equity method investments are classified as Level 3 of the fair value hierarchy. As of September 30, 2020 and December 31, 2019, the Company had equity method investments in real estate ventures at fair value of $7.0 million and $8.4 million, respectively. The table below shows the change in the Company’s investments in real estate ventures reported at fair value.

Nine Months Ended September 30, 2020
Fair value of investments as of December 31, 2019	$8,421
Distributions	(1,322)
Change in fair value	(134)
Fair value of investments as of September 30, 2020	$6,965
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
As of September 30, 2020 and December 31, 2019, the fair value of the Company’s investment in Investors X is $5.8 million and $7.2 million, respectively. The Company received distributions of $581 thousand and $1,239 thousand during the three and nine months ended September 30, 2020, respectively, and recognized a loss in fair value of $47 thousand and $161 thousand, respectively.
Summarized Financial Information for Investors X (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statement of Operations:
Total revenue	$5,078	$3,072	$12,276	$3,072
Direct costs	4,653	3,750	10,915	3,750
Net income (loss)	$425	$(678)	$1,361	$(678)
Comstock Holding Companies, Inc. share of net income (loss)	$425	$(678)	$1,361	$(678)
The Hartford
On December 30, 2019, the Company made an investment related to the purchase of a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia (the “Hartford”). The Company owns a 2.5% equity interest in the asset at a cost of approximately $1.2 million. The Company has elected to account for the equity method investment in the Hartford at fair value. Fair value is determined using an income approach and sales comparable approach models. As of September 30, 2020 and December 31, 2019, the fair value of the Company’s investment in the Hartford was $1.1 million. The fair value of the Hartford remained at approximately $1.2 million during the three and nine months ended September 30, 2020. The Company received distributions of $24 thousand and $83 thousand during the three and nine months ended September 30, 2020, respectively.
Summarized Financial Information for the Hartford (unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Statement of Operations:
Total revenue	$2,486	$6,544
Direct costs	814	1,966
Other costs	2,366	6,257
Net loss	$(694)	$(1,679)
Comstock Holding Companies, Inc. share of net loss	$(17)	$(42)
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
We perform our annual goodwill impairment review during our fourth quarter as of October 1. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, significant or unusual changes in market capitalization, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. During the three months ended March 31, 2020 we considered the impact of the coronavirus ("COVID-19") pandemic and the resulting economic impact a triggering event and performed a goodwill impairment review. There were no events indicating a potential change in recoverability of goodwill during the three months ended September 30, 2020.
When assessing goodwill for impairment, the Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than it's carrying amount or elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, or the Company elects to bypass such assessment, the Company then determines the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including the Company's discount rate, growth rate and future financial performance as well as a market multiple model based upon similar transactions in the market. Assumptions about the discount rate are based on a weighted average cost of capital built up from various interest rate components applicable to the Company. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. Market multiples are derived from recent transactions among businesses of a similar size and industry. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. For the three months ended March 31, 2020 the Company determined that there was no impairment to goodwill. As of September 30, 2020 and December 31, 2019, the balance of goodwill was $1.7 million. This goodwill is reflected within our Real Estate Services segment.
Intangible assets include customer relationships which have an amortization period of four years. During the three and nine months ended September 30, 2020, $17 thousand and $50 thousand of intangible asset amortization was recorded in ‘General and administrative’ expense on the Consolidated Statements of Operations, respectively.

	September 30, 2020	December 31, 2019
Intangibles	$268	$268
Less: accumulated amortization	(215)	(165)
	$53	$103
As of September 30, 2020, the future estimated amortization expense related to these intangible assets was:

Amortization Expense
2020 (3 months ended December 31, 2020)	$13
2021	40
Total	$53
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
On August 1, 2020 the Company terminated an office lease which it had previously determined would be reasonably certain to continue until 2022. The Company subsequently executed a month-to-month lease agreement for the office space. The Company does not expect the new month-to-month lease to continue for more than twelve months. As such, the Company has elected the practical expedient to not follow the recognition requirements of Topic 842 for this agreement and instead to recognize the lease payments as lease cost on a straight-line basis over the lease term.
The Company does not have any lease liabilities which have not yet commenced as of September 30, 2020. On October 31, 2020, the Company’s then-current lease for its corporate headquarters in Reston, Virginia expired following a one-month extension of the lease term. On November 1, 2020, the Company executed a new lease to relocate its corporate headquarters to new office space in Reston, Virginia for a ten year term. See Note 20 - Subsequent Events for further discussion.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by customer
Related party	$5,957	$4,673	$16,030	$13,469
Commercial	1,373	1,007	4,730	2,430
Total Revenue by customer	$7,330	$5,680	$20,760	$15,899

Revenue by contract type
Fixed-price	$1,771	$1,103	$3,797	$2,077
Cost-plus	3,779	2,800	10,867	10,686
Time and Material	1,780	1,777	6,096	3,136
Total Revenue by contract type	$7,330	$5,680	$20,760	$15,899

For the three and nine months ended September 30, 2020, $7.3 million and $20.2 million, respectively, of our revenues were earned for contracts where revenue is recognized over time. For the three and nine months ended September 30, 2019, $5.6 million and $15.6 million, respectively, of our revenues were earned for contracts where revenue is recognized over time.
For the nine months ended September 30, 2020, $0.6 million of our revenues were earned for contracts where revenue is recognized at a point in time. For the three and nine months ended September 30, 2019, $0.1 million and $0.3 million, respectively, in revenues were earned for contracts where revenue is recognized at a point in time.
8. DEBT
As of September 30, 2020, notes payable consisted of the following:

	September 30, 2020	December 31, 2019
Secured financing	$—	$694
Notes payable - due to affiliates, unsecured, net of $27 thousand discount and unamortized deferred financing charges as of December 31, 2019	5,500	5,706
Unsecured financing	22	595
Total notes payable	$5,522	$6,995
As of September 30, 2020, net maturities and/or curtailment obligations of all borrowings are as follows:

2020	$16
2021	6
2022	—
2023	5,500
Total	$5,522
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
Unsecured financing
As of December 31, 2019, the Company had one unsecured seller-financed promissory note with an outstanding balance of $595 thousand. This financing carried an annual interest rate of LIBOR plus 3% and had a maturity date of July 17, 2022. This loan had $50 thousand due on the third and fourth loan anniversary dates with the remainder due at maturity. At December 31, 2019, the interest rate was 5.0%. During the three months ended September 30, 2020 the Company retired this promissory note. In addition, during the nine months ended September 30, 2020, the Company financed the Director’s and Officer’s insurance policy with a one year term loan. As of September 30, 2020, the balance on this loan was $22 thousand.
Notes payable, due to affiliates – unsecured
Comstock Growth Fund
On October 17, 2014, the Company entered into an unsecured promissory note with Comstock Growth Fund ("CGF") whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three-year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, the Company entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to Comstock Development Services, LC ("CDS"). The Company exchanged the preferred equity for 91.5% of CDS membership interest in the CGF promissory note. Concurrently, the face amount of the CGF promissory note was reduced to $5.7 million as of the Effective Date. The CGF Note bore interest at a fixed rate of 10% per annum. Interest payments were made monthly in arrears. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $5.7 million of outstanding borrowings and accrued interest under the CGF Note, net of discounts, as of December 31, 2019. The maturity date for the CGF Note was April 16, 2020. The CGF Note was repaid prior to maturity during the nine months ended September 30, 2020.
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
For the three and nine months ended September 30, 2020, the Company made interest payments for all debt facilities of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2019, the Company made interest payments for all debt facilities of $0.2 million and $0.4 million, respectively.
During the nine months ended September 30, 2020, the Company retired the $5.7 million of outstanding borrowings for the CGF Note and did not make principal payments for the Revolver. During the three and nine months ended September 30, 2019, the Company did not make principal payments for the CGF Note.
9. CORONAVIRUS AID RELIEF AND ECONOMIC SECURITY ACT
Paycheck Protection Plan Loan
In response to the COVID-19 pandemic, the Paycheck Protection Program (the “PPP”) was established under the CARES Act and administered by the U.S. Small Business Administration (“SBA”). Companies who met the eligibility requirements set forth by the PPP could qualify for PPP loans provided by local lenders, which supports payroll, rent and utility expenses (“qualified expenses”). If the loan proceeds are fully utilized to pay qualified expenses over the covered period, as further defined by the PPP, the full principal amount of the PPP loan may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization during the covered period as compared to a baseline period.
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
After reviewing the applicable terms and conditions of the Flexibility Act, the Company has elected to extend the length of the covered period from the lesser of (i) period whereby qualified expenses equal loan proceeds or (ii) 24 weeks. The Company has performed initial calculations for the PPP loan forgiveness according to the terms and conditions of the SBA’s Loan

Forgiveness Application (Revised June 16, 2020) and, based on such calculations, expects that the PPP loan will be forgiven in full over a period less than 24 weeks. In addition, the Company has determined that it is probable the Company will meet all the conditions of the PPP loan forgiveness. As such, the Company has determined that the PPP loan should be accounted for as a government grant which analogizes with International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” under GAAP under FASB ASC 450-20-20, which is the definition the Company has applied to its expectations of the PPP loan forgiveness. In addition, in accordance with the provisions of IAS 20, government grants shall be recognized in profit or loss on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Therefore, the Company recognized PPP funding as a contra-expense during the periods when qualified expenses were incurred. The balance and activity related to the PPP loan is as follows as of September 30, 2020.

September 30, 2020
PPP loan proceeds	$1,954
Qualified expenses eligible for forgiveness	(1,954)
PPP loan balance	$—
The Company plans to submit the PPP loan forgiveness application in the near term. In accordance with the terms and conditions under the Flexibility Act, the lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the lender determines that the borrower is entitled to forgiveness of some or all of the amount applied for under the statute and applicable regulations, the lender must request payment from the SBA at the time the lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the lender, plus any interest accrued through the date of payment, not later than 90 days after the lender issues its decision to the SBA. Although the Company believes it is probable that the PPP loan will be forgiven, the Company cannot currently provide any objective assurance that it will obtain forgiveness in whole or in part. The amount the Company borrowed is within the "safe-harbor" limitations of the SBA. The SBA has published Frequently Asked Question 46 stating that if the principal amount of the loan is less than $2 million, the borrower "will be deemed to have made the required certification concerning the necessity of the loan request in good faith".
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
Deferral of Social Security Tax Payments
Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company has elected to defer payments of its share of Social Security tax due during the "payroll tax deferral period". The payroll tax deferral period began on August 1, 2020 and ends December 31, 2020. At September 30, 2020 the total amount of such deferral was $66 thousand and is reflected within 'Accrued personnel costs' on our consolidated balance sheet. Per the terms of the deferral program, 50% of the deferred amount is due on December 31, 2021, and the remaining 50% is due on December 31, 2022 at 0% interest.
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

	September 30, 2020	December 31, 2019
Carrying amount	$5,522	$6,995
Fair value	$5,213	$6,820
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
For our investments in real estate ventures at fair value, we estimate the fair value using the level 3 Income Approach or a sales comparable approach to determine a fair value. Critical inputs to fair value estimates include various level 3 inputs such as valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As of September 30, 2020 and December 31, 2019, investments in the real estate ventures at fair value were approximately $7.0 million and $8.4 million, respectively.
Non-Recurring Fair Value Measurements
The Company may also value its non-financial assets and liabilities, including items such as long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.
12. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS
During the three and nine months ended September 30, 2020, the Company issued no stock options. During the three and nine months ended September 30, 2020, the Company issued 14,500 and 644,852 restricted stock awards to employees, respectively. During the three and nine months ended September 30, 2019, the Company issued 114,431 stock options and 12,085 and 254,336 restricted stock awards to employees, respectively.
Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. The following table reflects the statements of operations line items for stock-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales - Real Estate Services	$—	$23	$—	$61
Expense - General and administrative	177	111	594	279
	$177	$134	$594	$340
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

As of September 30, 2020, the weighted-average remaining contractual term of unexercised stock options was 7 years. As of September 30, 2020 and December 31, 2019, there was $1.3 million and $0.6 million, respectively, of unrecognized compensation cost related to stock options and restricted stock awards.
The Company intends to issue new shares of its Class A common stock upon vesting of restricted stock grants or the exercise of stock options.
13. INCOME (LOSS) PER SHARE
The weighted average shares and share equivalents used to calculate basic and diluted (loss) income from continuing operations for the three and nine months ended September 30, 2020 and 2019, and discontinued operations per share for the three and nine months ended September 30, 2019, are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three and nine months ended September 30, 2020 and 2019 are included in the diluted income (loss) per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.
The following share equivalents have been excluded from the continuing operations dilutive share computation for the three and nine months ended September 30, 2020 and 2019 as their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock awards	—	148	3	148
Stock options	118	295	159	268
Warrants	449	616	589	575
	567	1,059	751	991
The following share equivalents have been excluded from the discontinued operations dilutive share computation for the three and nine months ended September 30, 2019 as their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock awards	—	148	—	148
Stock options	—	295	—	268
Warrants	—	616	—	575
	—	1,059	—	991
14. CONSOLIDATION OF VARIABLE INTEREST ENTITIES
Consolidated loss in statement of operations
Included within the Company’s net loss from discontinued operations, net of tax for the three and nine months ended September 30, 2019 are the activities of real estate entities that were determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as a result of the Company’s majority voting rights and complete operational control of these entities.
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

15. RELATED PARTY TRANSACTIONS
Lease for Corporate Headquarters
The Company previously leased its corporate headquarters from an affiliate controlled and owned by our CEO and family. Future minimum lease payments under this lease, which expires on October 31, 2020, are $52 thousand.
For the three and nine months ended September 30, 2020, total rental payments made were $155 thousand and $459 thousand, respectively. For the three and nine months ended September 30, 2019, total rental payments made were $153 thousand and $452 thousand, respectively.
On November 1, 2020, the Company relocated its corporate headquarters to a new office space pursuant to a lease agreement with an affiliate controlled and owned by our Chief Executive Officer and family, as landlord. See Note 20 - Subsequent Events for further discussion.
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
See Note 8 - Debt for further description of the CGF Private Placement and the Revolver.
Revenues from Related Parties
The following table details the revenue earned from related parties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by customer
Related party	$5,957	$4,673	$16,030	$13,469
Commercial	1,373	1,007	4,730	2,430
Total revenue	$7,330	$5,680	$20,760	$15,899
16. UNCONSOLIDATED JOINT VENTURE
The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture was $11 thousand and $125 thousand as of September 30, 2020 and December 31, 2019, respectively, and is included within ‘Prepaid and other assets, net’ in the accompanying Consolidated Balance Sheets.
The Company’s share of earnings for the three and nine months ended September 30, 2020 from this unconsolidated joint venture of $1 thousand and $16 thousand, respectively, is included in ‘Other income, net’ in the accompanying Consolidated Statement of Operations. During the three and nine months ended September 30, 2020, the Company collected and recorded distributions of 22 thousand and $130 thousand from this joint venture as a return on investment.
The Company’s share of earnings for the three and nine months ended September 30, 2019 from this unconsolidated joint venture of $48 thousand and $115 thousand, respectively, is included in ‘Other income, net’ in the accompanying Consolidated Statement of Operations. During the three and nine months ended September 30, 2019, the Company collected and recorded distributions of 10 thousand and 124 thousand, respectively, from this joint venture as a return on investment.
Summarized financial information for the unconsolidated joint venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statement of Operations:
Total net revenue	$30	$122	$125	$318
Total expenses	28	27	94	88
Net income	$2	$95	$31	$230
Comstock Holding Companies, Inc. share of net income	$1	$48	$16	$115
17. INCOME TAXES
For the three and nine months ended September 30, 2020, the Company recognized deferred income tax expense of $1 thousand and $13 thousand, respectively. For the three and nine months ended September 30, 2019, the Company recognized no deferred income tax expense from continuing operations due to the valuation allowance. The effective tax rate for the nine months ended September 30, 2020 and 2019 is (0.11)% and 19.99%, respectively.
The Company currently has approximately $144 million in federal and state NOLs. If unused, these NOLs will begin expiring in 2027. Under Internal Revenue Code Section 382 (“Section 382”), if a change in ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired.

The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Income Taxes. The Company has not recorded any accruals related to uncertain tax positions as of September 30, 2020 and 2019. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2016 through 2019 tax years remain subject to examination by federal and most state tax authorities.
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
In our Real Estate Services segment, our experienced management team provides a wide range of real estate services in the areas of strategic corporate planning, capital markets, brokerage services, and environmental and design-based services. Our environmental services group provides consulting and engineering services, environmental studies, remediation services and provides site specific solutions for any project that may have an environmental impact, from environmental due diligence to site-specific assessments and remediation. The Real Estate Services segment operates in the Mid-Atlantic Region.
The following table includes the Company’s two reportable segments of Asset Management and Real Estate Services, excluding discontinued operations, for the three and nine months ended September 30, 2020 and 2019.

	Asset Management	Real Estate Services	Total
Three Months Ended September 30, 2020
Gross revenue	$5,891	$1,439	$7,330
Gross profit	825	809	1,634
Net income	411	12	423
Total assets	14,687	3,681	18,368
Three Months Ended September 30, 2019
Gross revenue	$4,733	$947	$5,680
Gross profit	536	85	621
Net loss	(353)	(208)	(561)
Total assets	12,131	3,784	15,915
Nine Months Ended September 30, 2020
Gross revenue	$15,466	$5,294	$20,760
Gross profit	2,551	2,185	4,736
Net income	1,112	479	1,591
Total assets	14,687	3,681	18,368
Nine Months Ended September 30, 2019
Gross revenue	$13,326	$2,573	$15,899
Gross profit	1,522	308	1,830
Net income (loss)	364	(547)	(183)
Total assets	12,131	3,784	15,915

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
The Company did not carry any assets or liabilities from discontinued operations on the consolidated balance sheet as of September 30, 2020 and December 31, 2019.
The operating results of the discontinued operations that are reflected on the consolidated statement of operations within the net income (loss) from discontinued operations are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenues
Revenue—homebuilding	$1,305	$14,919
Total revenue	1,305	14,919
Expenses
Cost of sales—homebuilding	1,281	14,901
Sales and marketing	89	270
General and administrative	1	21
Operating (loss)	(66)	(273)
Income tax expense	—	10
Net (loss) from discontinued operations	(66)	(283)
Net income attributable to non-controlling interests	—	313
Net (loss) attributable to Comstock Holding Companies, Inc.	$(66)	$(596)
20. SUBSEQUENT EVENTS
On October 31, 2020, the Company’s then-current lease for its corporate headquarters in Reston, Virginia expired following a one-month extension of the lease term. On November 1, 2020, the Company agreed to a new lease to relocate its corporate headquarters to new office space in Reston, Virginia for a ten year term. Commencing on November 1, 2020, the Company is responsible for the new monthly base rent payment plus the monthly payment of the Company’s proportionate share of operating expenses, real estate taxes and insurance for the office space, which are reimbursable under the 2019 AMA.

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
•Economic Drivers - Significant growth trends in demand for cyber security and other technology services in the government sector, as well as in the private sector, have generated substantial growth and attracted to Northern Virginia large tech companies, such as Microsoft, Google, and Amazon. In 2018, Northern Virginia was selected by Amazon as the location for its highly publicized “HQ2” second headquarters, which it has said will create tens of thousands of new jobs over the next several years. The Northern Virginia market has for a number of years captured a majority of the new jobs created in the Washington, D.C. metropolitan area, including corporate relocations and expansions, as well as numerous start-ups. Further, Northern Virginia’s significant data infrastructure, capable of serving the needs of the federal government and its defense and information contractors, has spurred the expansion and/or relocation of several federal government agencies, including the FBI, CIA, NSA, and the Customs and Border Patrol agency, to the Dulles Corridor. The Dulles Corridor has become known as the “Internet Capitol of the World”, because of its tremendous network of data centers, primarily located in Loudoun County, Virginia in the western portion of the Dulles Corridor.  Loudoun County has experienced tremendous growth in data center development and has become the global leader in data center space while accounting for more than 40% of national data center space absorption in recent years.
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
Results of Operations
Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Revenue – asset management
Revenue from asset management for the three months ended September 30, 2020 and 2019 was $5.9 million and $4.7 million, respectively. This represents an increase of $1.2 million, or 24.5%, compared to prior year. Revenue increased primarily due to increased headcount and other costs that are reimbursable from CDS under the 2019 AMA and recognized as revenue along with growth in our property management business and other asset management fee streams including the BMA.
Revenue from asset management for the nine months ended September 30, 2020 and 2019 was $15.5 million and $13.3 million, respectively. This represents an increase of $2.1 million, or 16.1%, compared to the prior year. Revenue increased primarily due to increased headcount and other costs that are reimbursable from CDS under the 2019 AMA and recognized as revenue along with growth in our property management business and other asset management fee streams including the BMA.

Revenue increases were partially offset by proceeds from the PPP Loan. The proceeds from the PPP Loan were utilized primarily to cover employee costs that were not passed through to customers. $1.2 million of the PPP Loan proceeds that otherwise would have been charged to customers were recognized as a contra-payroll expense, resulting in lower payroll costs and lower billable revenue.
Revenue – real estate services
Revenue from real estate services for the three months ended September 30, 2020 and 2019 was $1.4 million and $0.9 million, respectively. This represents an increase in quarter over quarter revenues of $0.5 million or 52% growth. Revenue from real estate services for the nine months ended September 30, 2020 and 2019 was $5.3 million and $2.6 million, respectively. This represents an increase in year-to-date revenues of $2.7 million or 106% growth. The increase in real estate services revenue for the three and nine months ended September 30, 2020 is primarily attributable to continued organic growth in the number of jobs being performed while average revenue per job has remained relatively flat.
Direct costs – asset management
Direct costs – asset management for the three months ended September 30, 2020 and 2019 was $5.1 million and $4.2 million, respectively. This 20.7% increase amounts to a $0.9 million increase to direct costs - asset management. The increase in costs for the three months ended September 30, 2020 compared to 2019 was primarily attributable to an increase in personnel expenses, primarily from headcount increases, as well as from the continued growth of our asset management operations
Direct costs – asset management for the nine months ended September 30, 2020 and 2019 was $12.9 million and $11.8 million, respectively. This 9.4% increase amounts to a $1.1 million increase to direct costs - asset management. This increase was primarily related to an increase in personnel expenses, primarily from headcount increases, as well as from the continued growth of our asset management operations. The increased costs was partially offset by the recognition of the PPP Loan as a government grant. The grant was recognized during the second quarter as the related payroll costs were incurred, and the Company has complied with all conditions attached to the PPP Loan.
Direct costs – real estate services
Direct costs – real estate services for the three months ended September 30, 2020 and 2019 was $0.6 million and $0.9 million, respectively. Direct costs – real estate services for the nine months ended September 30, 2020 and 2019 was $3.1 million and $2.3 million, respectively. For the nine months ended September 30, 2020 and 2019 direct costs - real estate services increased $0.8 million, respectively. The increase is primarily due to increased employment costs relating to our expanding footprint in the real estate consulting and environmental study fields partially offset by the recognition of the PPP Loan as a government grant. The grant was recognized during the quarter as the related payroll costs were incurred, and the Company has complied with all conditions attached to the PPP Loan.
General and administrative
General and administrative expenses for the three months ended September 30, 2020 and 2019 was $1,029 thousand and $353 thousand, respectively. General and administrative expenses for the nine months ended September 30, 2020 and 2019 was $2.3 million and $1.0 million, respectively. For the three and nine months ended September 30, 2020 and 2019, general and administrative costs increased $676 thousand and $1.3 million, respectively. The increase is primarily attributable to increased headcount and associated equity compensation and personnel cost, that are not billable to customers within our Asset Management and Real Estate Services segments.
Selling and Marketing
Selling & marketing expenses for the three and nine months ended September 30, 2020 was $127 thousand and $507 thousand, respectively. There were no selling and marketing expenses for the three and nine months ended September 30, 2019. The increase is attributable to increased sales development programs launched by our Environmental business unit to grow the business.

Interest Expense
For the three months ended September 30, 2020 and 2019, the Company’s interest expense was $63 thousand and $170 thousand, respectively. The 62.9% reduction to interest expense quarter over quarter amounted to $107 thousand. The reduction in interest expense is primarily related to the retiring of the Comstock Growth Fund loan during the three months ended June 30, 2020.
For the nine months ended September 30, 2020 and 2019, the Company’s interest expense was $320 thousand and $134 thousand, respectively. The 138.8% increase in interest expense for the year-to-date period amounted to a $186 thousand increase in interest expense. This is primarily driven by the MTA effective April 30, 2019. Prior to the MTA certain interest expense was capitalized to homebuilding projects and expensed when the projects were sold. After the MTA this interest expense is no longer capitalized into homebuilding projects.
Income taxes
For the three and nine months ended September 30, 2020, the Company recognized deferred income tax expense of $1 thousand and $15 thousand, respectively. For the three and nine months ended September 30, 2019 the Company did not recognize deferred income tax expense from continuing operations.
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
As of September 30, 2020, the Company has used the entire loan proceeds to fund its payroll and rent expenses. As a result, the Company believes that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance”, the Company has recognized the entire loan amount as a reduction to the associated expenses as at September 30, 2020.
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
For the nine months ended September 30, 2020, net cash provided by operating activities was $2.7 million. Net cash provided by operations activities was primarily related to the collection of revenue earned within the period along with the collection of receivables outstanding as of December 31, 2019. Net cash provided by operating activities was partially offset by the payment of accrued personnel costs and accounts payable. For the nine months ended September 30, 2019, net cash provided by operating activities was $6.9 million primarily related to $7.4 million provided by discontinued operations.

Net cash used in investing activities was immaterial for the nine months ended September 30, 2020 and September 30, 2019.
Net cash used in financing activities for the nine months ended September 30, 2020 was $1.6 million. This was primarily attributable to the retirement of debt partially offset by proceeds under the Revolver of $5.5 million. Net cash used in financing activities of continuing operations was immaterial for the nine months ended September 30, 2019.
Critical Accounting Policies and Estimates
There have been no other significant changes to our critical accounting policies and estimates during the three months ended September 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Issued Accounting Standards
See Note 1 - Organization and Basis of Presentation to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
None.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
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
Changes in Internal Control over Financial Reporting
No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 16, 2020	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)