Form 10-K
period 2020-12-31
Comstock Holding Companies, Inc.
filed 2021-03-31
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-32375
____________________________________
Comstock Holding Companies, Inc.
(Exact name of Registrant as specified in its Charter)
____________________________________
Delaware
(State or other jurisdiction of
incorporation or organization)
1900 Reston Metro Plaza, 10th Floor
Reston, VA
(Address of principal executive offices)

20-1164345
(I.R.S. Employer
Identification No.)
20190
(Zip Code)
Registrant’s telephone number, including area code: (703) 230-1985
____________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, was $6,564,736. The number of shares of Registrant’s Common Stock outstanding as of March 26, 2021 was 8,296,212.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMSTOCK HOLDING COMPANIES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

PART I
CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K include forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “likely,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on our expectations and involve inherent risks and uncertainties including certain risks described in this Annual Report on Form 10-K. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this Annual Report on Form 10-K. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: general economic and market conditions, including interest rate levels; changes in the real estate markets; inherent risks in investment in real estate; our ability to attract and retain clients; our ability to compete in the markets in which we operate; regulatory actions; fluctuations in operating results; shortages and increased costs of labor or materials; adverse weather conditions and natural disasters; public health emergencies, including potential risks and uncertainties relating to the coronavirus (COVID-19) pandemic; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates.
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
The Company
Comstock Holding Companies, Inc. (“CHCI” or “the Company”) is a developer, operator, and asset manager of mixed-use and transit-oriented development properties in the greater Washington, D.C. metropolitan area, where we focus primarily on select high-growth urban and transitioning “sub-urban” markets. We provide a broad range of real estate asset management services, including development and construction management services, leasing and property management services, debt and equity financing origination, and other real estate related services. Our customers primarily include private and institutional owners and investors in the real estate properties that we manage and various governmental bodies that have a vested interest in public-private partnerships responsible for the development of certain properties that we develop and manage. We also invest capital on behalf of our asset management clients and institutional real estate investors in office, retail, residential and mixed-use properties, generally retaining an economic interest for the Company and providing management services to those properties, thereby enabling the Company to increase its assets under management (“AUM”) in order to realize competitive advantages of scale and enhance our overall returns. The Company also provides additional fee-based real estate services, including corporate planning, capital markets, brokerage, title insurance, design, and environmental consulting and engineering services, to properties in the Company’s managed portfolio and to other clients in the U.S. Mid-Atlantic Region.
As of December 31, 2020, our AUM consisted of 25 operating assets comprising 12 commercial assets totaling approximately 1.7 million square feet and 4 multifamily assets totaling 1,123 units, and 9 commercial garages comprised of over 8,000 parking spaces. Additionally, we have: (i) two commercial assets currently under-construction and scheduled for delivery in 2021 and 2022 totaling approximately 460,000 square feet that are 79% pre-leased; and (ii) 18 development pipeline assets consisting of approximately 2.0 million square feet of additional planned commercial development, approximately 1,700 multifamily units and 2 hotel assets that will include 370 keys.
Overview
As a vertically integrated real estate operating and investment company, we earn revenue from multiple sources, including fees generated from asset management services that we provide to our managed portfolio of real estate assets on behalf of our asset management clients, and fees from additional real estate related services, including environmental consulting and engineering services provided to our managed properties and unrelated third-party clients in the Mid-Atlantic Region.
The services we provide pursuant to the asset management agreements covering our AUM properties vary by property and client, and include property management, development and construction management, leasing management, acquisition and disposition management, origination and negotiation of debt and equity facilities, risk management, and various other property-specific services. Substantially all the properties included in our managed portfolio are covered by long-term, full-service asset management agreements encompassing all aspects of design, development, construction, and operations management relating to the subject properties. Our long-term asset management contracts generally include material early termination payments to us in the event the contract is prematurely terminated by the asset owner. A limited number of properties in our managed portfolio are covered by service-specific asset management contracts that focus our services on defined critical elements of operations, such as marketing, leasing, and construction management, where the property owner continues to manage other operating functions. Our limited-service asset management agreements generally are anticipated to be short term in nature and do not include material early termination penalties.
Anchoring the Company’s asset management services platform is a long-term full service asset management agreement (the “2019 AMA”) with an affiliated company owned by the Company’s Chief Executive Officer, Christopher Clemente, that encompasses the majority of the properties we currently manage, including two of the largest transit-oriented, mixed-use developments in the Washington, DC area: Reston Station, a 5 million square foot transit-oriented, mixed-use development located in Reston, VA, and Loudoun Station, a nearly 2.5 million square foot transit-oriented, mixed-use development in Ashburn, VA, as well as other additional development assets, which together constitute our anchor portfolio (the “Anchor Portfolio”). The 2019 AMA for our Anchor Portfolio is a long-term agreement with an original term of 10 years that provides for significant financial payments to Comstock in the case of early termination by the asset owner.
In addition to the various recurring asset management fee-based revenue received by the Company, we also generate additional revenue from co-investments with our investment partners in certain property acquisitions and expect to receive performance-based incentive compensation from assets in our Anchor Portfolio and other assets in our managed portfolio. The Company can earn these incentive-based fees upon the occurrence of certain transaction-related events, including asset acquisitions or dispositions, asset related capital market transactions, leasing, marketing and property management, development and construction management, real title services, and environmental services, and when the performance of a subject property meets defined performance metrics. The co-investment business plans are property specific and therefore vary in expected duration but are generally expected to be between four and seven years; but may be accelerated or extended depending upon market conditions or the strategic objectives of the subject joint venture.
Our Business Strategy
In early 2018, the Company transitioned our business strategy and operating platform from being focused on the capital intensive, on-balance sheet development and sale of residential homes that, among other things required us to maintain a significant on-balance sheet land inventory, to our current lower risk, asset-light, fee-based services model focused on asset management of commercial and mixed-use real estate primarily in the greater Washington, D.C. region. We generate base fees, incentive fees, transaction fees, and profit participation by providing a broad range of real estate asset management services, including development, construction management, leasing and property management services, as well as acquisition and disposition services, employing our substantial experience in entitling, designing, developing, and managing a significant and diverse range of properties included in our Anchor Portfolio, while also co-investing with institutional partners to acquire existing, stabilized properties, which we manage as well. The Company and its management team have been active in the metropolitan Washington, D.C. region since 1985 and in other key U.S. markets, having developed, acquired, and managed large-scale portfolios of real estate assets, including thousands of rental apartments, and millions of square feet of mixed-use properties including office buildings, hotels, commercial garages, transit-oriented developments, and millions of square feet of regional shopping malls, as well as numerous public-private partnership developments that include large-scale public infrastructure improvements. We believe that our management team’s extensive experience in managing such a diverse and extensive portfolio of developments and stabilized assets provides the knowledge base necessary to distinguish our business focus and strategy, which is focused on:
Properties that Generate Stable, recurring cash flows
Our revenues are generated primarily from recurring asset management fees, property management fees and additional real estate services fees. Our asset management agreements provide a highly visible and reliable source of revenue and position the Company to enhance bottom line results as the Company’s Anchor Portfolio and other assets under management expand. Our Anchor Portfolio provides a stable, cost-plus fee structure foundation pursuant to the 2019 AMA. This approach enables the Company to generate consistent, positive earnings through the development and management of and the provision of additional services related to, our Anchor Portfolio and provides the opportunity to increase our earnings through the expansion of our managed portfolio of properties pursuant to acquisitions of additional stabilized assets with institutional partners.
Mixed-Use and Transit-Oriented Assets in High-Growth Areas in the greater Washington, D.C. Metropolitan Area
We are a developer, operator, and asset manager of high quality, mixed-use and transit-oriented development properties with a focus on select transitioning “sub-urban” markets in the greater Washington D.C. metropolitan area. These submarkets are experiencing increased short-term demand resulting from a flight to quality and perceived safety prompted by the Covid-19 pandemic and currently include the Dulles Corridor and the Rosslyn-Ballston Corridor in Northern Virginia. These areas also feature strong long-term trends such as economic growth and attractive demographic attributes, as well as superior transportation infrastructure that caters to the preferences of multifamily, office and retail tenants.
These trends indicate that commercial tenants are likely to continue seeking to locate (or relocate) offices to urban, mixed-use developments in “sub-urban” markets such as our key markets. These sub-markets have also demonstrated demand trends that we believe will continue to result in commercial tenants’ willingness to pay higher rents for commercial space as compared to locations that do not offer the benefits and amenities available in mixed-use and transit-oriented developments, while also attracting residential tenants willing to pay premium rents for high quality rental apartments in amenity-rich areas that, among other benefits, provides direct or easily walkable access to Metro-rail and other transit services. A significant portion of the Company’s portfolio of managed assets is located in such areas, adjacent to Metro-rail stations with multiple housing choices, popular restaurants, entertainment venues and other amenities prioritized by today’s corporate tenants and their workforce.
Our business strategy focuses on development of the Anchor Portfolio while also identifying similar high-quality office, retail, residential and mixed-use properties that can be acquired in high-demand areas in the greater Washington, D.C. region that we believe provide an opportunity for appropriate risk adjusted returns and that are suitable for co-investment such with institutional real estate investors that seek investment opportunities in such real estate assets but may lack the local expertise or operational infrastructure necessary to identify, acquire, and manage such assets. Our acquisition strategy is aligned with that of institutional real estate investors and is currently focused on value-add, core, and core-plus opportunities as well as other opportunistic asset acquisitions.
Capitalizing on Significant Growth Trends in the Technology and Government Sector that drive Market Demand in Northern Virginia
Significant growth trends in demand for cyber security and other technology services in the government sector, as well as in the private sector, have generated substantial growth and attracted large technology companies, such as Microsoft, Google, and Amazon to the Dulles Corridor and the Rosslyn-Ballston Corridor in Northern Virginia. In 2018, Northern Virginia was selected by Amazon as the location for its highly publicized “HQ2” second headquarters. Amazon’s HQ2 has recently begun operations and is reportedly expected to create 25,000 or more new jobs over the next several years as its 5 million square foot complex develops in Arlington County at the eastern end of the Rosslyn-Ballston Corridor. Meanwhile, Amazon Web Services has focused its expansion in the Dulles Corridor to the west, where it has been increasing its office and data center presence in recent years. We believe Amazon’s presence in these corridors, along with the continued growth and investment by other large technology companies, will continue to benefit Northern Virginia’s employment market, which has experienced market leading job growth in the Washington, DC region.
Further, Northern Virginia’s significant data infrastructure, capable of serving the growing needs of the federal government and its defense and information contractors, has spurred the expansion and/or relocation of several federal government agencies, including the FBI, CIA, NSA, and the Customs and Border Patrol agency, to the Dulles Corridor. Because of its significant information infrastructure, the Dulles Corridor has become known as the “Internet Capital of the World”. With its vast network of high-capacity data centers, primarily located in eastern Loudoun County, Virginia in the western portion of the Dulles Corridor, Loudoun County reportedly hosts upwards of 70% of the world’s internet traffic. As a result, Loudoun County continues to experience tremendous growth in data center development and employment and has become the global leader in absorption of data center capacity, accounting for more than 40% of national data center space absorption in recent years.
The Company and its management team have been focused on these developing trends for more than two decades and the Company, through the 2019 AMA, controls the development and asset management of a significant portfolio of high-profile assets at the forefront of the urban transformation taking place in the Dulles Corridor. With a stabilized portfolio and development pipeline that include millions of square feet of mixed-use and transit-oriented properties located at key Metro stations in the Dulles Corridor, the Company is well positioned to capitalize on trends that are shaping the future mixed-use real estate landscape in the Washington, DC area and providing opportunities for significant growth and attractive returns to the Company.

Leveraging our Development Capabilities to Secure Public-Private Partnership Development Opportunities as a means of Further Growing Assets Under Management
Affiliates of the Company have been selected by multiple local governments (including Fairfax County, Loudoun County, and the Town of Herndon, Virginia) to develop and manage large-scale mixed-use developments that include transit facilities and other public infrastructure elements through public-private partnerships at a time when local jurisdictions are focused on public-private partnerships as a means of leveraging private sector capabilities to meet public infrastructure development needs. In addition, recent changes to the Comprehensive Land Use Plans of Fairfax County and Loudoun County encourage high-density and mixed-use development proximate to the new Silver Line Metro Stations in the Dulles Corridor, resulting in compelling growth opportunities for the Company and its Anchor Portfolio, most of which is adjacent to the terminus station of Phase I of the Silver Line that opened in 2014 and the terminus station of Phase II of the Silver Line that is scheduled to open in late 2021 or early 2022.
Constructing and Stabilizing Our Significant Development Pipeline
We expect to generate additional fees from our significant pipeline of development opportunities. As of December 31, 2020, we had two commercial assets under-construction and scheduled to deliver in 2021 and 2022 totaling 460,000 square feet. Approximately 79% of the space in these two buildings is pre-leased. Additionally, our Anchor Portfolio includes 18 future development pipeline assets consisting of approximately 2.0 million square feet of additional planned commercial development, approximately 1,700 multifamily units and 2 hotel assets with approximately 370 rooms. At full build out, our Anchor Portfolio will be approximately 7.4 million square feet and include approximately 18 total commercial assets comprised of approximately 3.8 million square feet, 12 total residential assets comprised of approximately 2,800 units spanning 3.2 million total square feet, 15 total commercial garages comprised of approximately 17,000 parking spaces, and 2 hotels comprised of approximately 370 hotel rooms and approximately 400,000 square feet.
Actively Growing our Real Estate Services Platform
In addition to the asset management services we provide in connection with our AUM, we also provide a variety of supplemental real estate services in the areas of strategic corporate planning, transaction related capital markets and financial consulting, commercial mortgage brokerage, real title insurance services, design and environmental consulting and engineering services, and industrial hygiene services. Our environmental services group provides consulting and engineering services, environmental studies, remediation management services and site-specific solutions for properties that may require or benefit from environmental due diligence, site-specific assessments, and industrial hygiene services. Our real estate services business platform allows us to generate additional positive fee income from our highly qualified personnel and serves as a potential catalyst for additional strategic institutional real estate acquisition joint venture opportunities.

Sustainable and Socially Responsible Business Strategy
Comstock is committed to pursuing environmental sustainability, social responsibility and best corporate governance (“ESG”) practices in all of our operations. We recognize that development of real estate can have significant impact, positive or negative, for the surrounding community, the region, and the environment that we all share. We believe that companies developing real estate have a responsibility to maximize the positive impacts while taking steps to minimize negative impacts. Supporting and fostering these initiatives is instrumental in making our communities better places to live, work, and play while simultaneously bolstering asset value, reducing risk, and positively impacting all stakeholders.
Our neighborhoods are transit-oriented developments that include extraordinary multifamily and commercial properties with a walkable, amenity-rich environment surrounded by restaurants, shops and entertainment venues. These transit-centric, and amenity-rich developments bring together multiple transit options and become neighborhoods with reduced carbon footprints, benefiting the local community, our shared environment, and ultimately, Comstock’s shareholders. In recognition of the positive impacts resulting from Comstock’s Reston Station design, the development was awarded the designation of Best Workplaces for Commuters in 2020 and 2021 by the Best Workplaces for Commuters Organization created by the National Center for Transit Research at the Center for Urban Transportation Research.
Although the Company has long focused on ESG best practices, in response to the recent market focus on these important issues, Comstock plans to publish its first ESG Report in 2021 to highlight our prior accomplishments and lay out our future goals in this important area. We are investing in the people, processes, and products to make this reporting commitment an integral part of our long-term strategy. Our ESG team is comprised of members of our development and operations teams, as well as senior management, including our CEO. The ESG team focuses on identifying critical elements of our designs and operations that address elements of ESG best practices, while also identifying additional steps that we can take to enhance the positive impacts of our developments while further minimizing any potential negative impacts on the surrounding community, the region, and the environment that we all share. The ESG team will continuously seek to implement, manage, improve, and monitor our sustainability efforts while identifying new opportunities for enhancing our ability to position the Company as a leader in this space. Our ESG Report will outline in significant detail the Company’s existing ESG accomplishments in the areas of energy and water conservation and resource management, social responsibility, and community improvements, as well as our corporate governance practices and focus on our important future ESG Initiatives.
Managed Portfolio
Reston Station
Reston Station is among the largest mixed-use, transit-oriented developments in the greater Washington D.C. market. Located at the terminus of Phase I of Metro’s Silver Line, the Reston Station neighborhood spans the Dulles Toll Road and surrounds the first, and currently only, Metro rail station in the Dulles Corridor. Covering a total of approximately 60 acres, assets included in Comstock’s managed portfolio cover approximately 37 of the 60-acre neighborhood and will, upon full build-out, include approximately five million square feet of mixed-used development. The Company is providing a wide variety of its real estate and asset management services to the project pursuant to the 2019 AMA, including development and construction management services, leasing management services, property management services, capital markets services, and environmental services. The Reston Station neighborhood is being developed in four districts as follows:
Metro Plaza District
The Metro Plaza District has been developed with one of the largest underground commuter parking garages and bus transit facilities in the region, is located adjacent to the terminus of Phase I of Metro’s Silver Line Station and forms the foundation for up to 1.4 million square feet of mixed-use development in five buildings. To date, three buildings consisting of approximately 0.8 million square feet of stabilized mix of uses (residential, office, and retail) have been developed and stabilized while one additional building consisting of approximately 210,000 square feet scheduled to deliver in Q2-2021 and the final of five buildings, consisting of approximately 250,000 square feet, is scheduled to deliver in early 2022.
The Reston Station Metro Plaza and its 1.7 million square foot subterranean garage and transit facility is the subject of a public-private partnership between affiliates of the Company and Fairfax County, Virginia. The Reston Station transit facility provides Metro rail commuters with an indoor bus transit depot designed to accommodate upwards of 110 buses per hour, 2,300 commuter parking spaces operated by Fairfax County and additional approximately 1,500 spaces for retail, office and commuter uses operated by a Company subsidiary, the only Tesla Super Charging Station in the Dulles Corridor as well as numerous other electric vehicle charging stations, numerous bicycle parking and storage facilities, and substantial storm water management vaults designed to minimize the potential of flooding in the subject area and state-of-the-art water treatment systems to minimize the environmental impact of storm water runoff.
As of December 31, 2020, construction has been completed on two of the five buildings located above the Reston Station Transit Facility including a 380,000 square foot Trophy-Class office tower, a significant portion of which has been leased to Google and other corporate users, and approximately 450,000 square foot residential tower including 448 rental apartments. Two additional office buildings are currently under construction, containing approximately 460,000 square feet of Class-A office space with one scheduled for delivery in 2021 and one scheduled for delivery in 2022. All buildings on the Metro Plaza have ground floor retail, which is substantially leased to high-quality tenants, including Starbucks, CVS and others. Entitlements allow for the construction of a fifth tower, a residential or hotel building of up to approximately 120,000 square feet, above a portion of the retail space on the Metro Plaza. The three office buildings referenced above are approximately 75% leased. The residential building is approximately 86% leased.
Reston Row District
The Reston Row District has entitlements in place that allow for approximately 1.4 million square feet of mixed-use development, including Class-A office, multifamily units, retail and hotel uses. The Reston Row District is situated on approximately 11 acres adjacent to Reston Station’s Metro Plaza District and the Reston Station Transit Facility. Marriott International has entered into a franchise agreement with one of Comstock managed entities covered under the 2019 AMA concerning the development and operation of a JW Marriott Hotel and residential tower that is planned to be developed in the first of two phases of the Reston Row District, including approximately 240 hotel rooms, approximately 90 JW Marriott branded condominium residences and retail, entertainment, conference and meeting spaces.
Commerce District
The Commerce District has entitlements in place that allow for approximately 1.4 million square feet of mixed-use development, in addition to four existing Class-A office buildings that include a total of approximately 590,000 square feet. The Commerce District property is situated on approximately 16 acres located adjacent to the south entrance to the Wiehle Reston-East Metro Station and lies directly across the Dulles Toll Road from the Metro Plaza District of Reston Station and the Reston Station Transit Facility. Currently, Comstock is leasing and managing the four existing office buildings and one existing retail building while it is also finalizing plans for the new buildings that will include up to 1.4 million square feet of office, retail, hotel and residential uses.
West District
The West District at Reston Station consists of approximately 3 acres of land located adjacent to the Reston Row District and owned by affiliates of the Company and approximately 13 surrounding acres owned by others. The Comstock owned portion of the West District was previously developed by an affiliate of the Company with a 90,000 square foot office building and was recently entitled for development of an additional residential building of up to approximately 260,000 square feet. An adjoining parcel in the West District is owned by an entity not affiliated with Comstock and has been developed with an existing 421-unit residential apartment building. Two additional existing office buildings owned by entities not affiliated with Comstock and a medical facility owned and operated by Kaiser Permanente are also included in the West District.
Loudoun Station
Loudoun Station, located at the terminus of Phase II of Metro’s Silver Line, is Loudoun County’s first Metro connected development and represents Loudoun County’s beginning transformation into a transit connected community with direct metro rail connectivity to Dulles International Airport, Reston, Tysons Corner, and downtown Washington, D.C. Currently, Loudoun Station has approximately 1,000,000 square feet of mixed-use development completed, including 675 residential units, approximately 50,000 square feet of Class-A office space, approximately 150,000 thousand square feet of retail spaces including an 11-sceen AMC Cinema, and a 1,500-space Metro commuter parking garage. The Metro Garage is the focus of a public-private partnership between an affiliate of the Company and Loudoun County, Virginia and is managed by a subsidiary of the Company. Phase II of Metro’s Silver Line is under construction and expected to commence passenger service in late 2021 or early 2022. The Company is providing a variety of its real estate and asset management services related to the existing buildings and the future development pursuant to the 2019 AMA, including development and construction management services, leasing management services, property management services, and capital markets services.
Herndon Station
Herndon Station will include up to approximately 340,000 square feet of residential, retail and entertainment spaces, including a performing arts center, and an approximately 700 space parking garage in the historic downtown portion of the Town of Herndon in western Fairfax County, Virginia. The commercial Garage is the focus of a public private partnership between an affiliate of the Company and the Town of Herndon. The development will also include improvements to existing connections to the adjacent WO&D trail, a popular pedestrian and bicycle route managed by Northern Virginia Regional Parks Authority and Fairfax County Parks Department. The Company is providing a variety of asset management and development services related to the Herndon Station development pursuant to the 2019 AMA.
Momentum at Shady Grove Metro
In mid-2018, the Company committed an approximately 2-acre site that it had previously planned to develop as for-sale condominiums, to a joint venture with Stratford Capital, LLC (the “Comstock Stratford JV”) and began development of a dedicated workforce housing development consisting of 110 multifamily dwelling units. The recently completed development, known as the Momentum, is located in Rockville, Maryland, adjacent to the Shady Grove Metro Station on Metro’s Red Line, was developed as an all work-force housing development that qualified as a low-income housing tax credit (LIHTC) development. The Company received payment for the contribution of the land to the Comstock Stratford JV and received fees for managing the development of the project as construction manager for the Comstock Stratford JV.
International Gateway
Since 2018 the Company has, pursuant to an asset management agreement with an unaffiliated property owner, provided asset management, property management, leasing management, and consulting services for a privately owned portfolio of two mixed-use retail/office buildings in Tysons Corner, Virginia, known as International Gateway.

The Hartford Building
In late 2019, the Company partnered with Comstock Partners, LC (“Partners”), an entity that is controlled by our CEO, and wholly owned by Mr. Clemente and certain family members, to acquire a Class-A office building immediately adjacent to Clarendon Station on Metro’s Orange Line in Arlington County’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use LEED GOLD building is approximately 78% leased to multiple high-quality tenants. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in the Hartford Building and secured a $87 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property.

Segment Data
We operate in the following business segments: Asset Management and Real Estate Services. Financial information related to these business segments for each of the two years in the period ended December 31, 2020 is set forth in Note 20 to the financial statements.
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
COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. While we have not seen a significant impact to our results from COVID-19 to date, if the virus continues to cause significant negative impacts to economic conditions or consumer confidence, our revenues including our property management revenues, trade receivables, related party receivables, goodwill and our fair value investments, results of operations, financial condition and liquidity could be adversely impacted.
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
In April 2020, the Company received proceeds of $1.95 million under the PPP (the "PPP Loan") provided by Mainstreet Bank. The Company submitted the PPP loan forgiveness application to the lender in December 2020. The Lender completed its review and submitted the Company's forgiveness application to the SBA in February 2021. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the lender, plus any interest accrued through the date of payment, not later than 90 days after the lender issues its decision to the SBA. See Note 9 - CARES Act for more information.
Outlook
Although the long-term impact of the COVID-19 pandemic on the commercial real estate market in the greater Washington, DC area remains uncertain, we believe that our Anchor Portfolio is well positioned to withstand potential negative impact of the COVID-19 pandemic. We also believe that our management team is properly aligned with the interests of the Company and its shareholders and is committed to the Company’s objectives of providing exceptional experiences for those that we do business with while enhancing shareholder value. Further, we believe that we are properly staffed for current market conditions and the foreseeable future and that our Company has the ability to manage risk and pursue opportunities for additional growth as market conditions warrant. Our real estate development and management operations are primarily focused on the greater Washington, D.C. region, where we believe our 30-plus years of experience provides us the best opportunity to continue leveraging our significant experience acquiring, developing, and managing high quality real estate assets and capitalizing on positive growth trends, while our environmental consulting and remediation management services business is well positioned to capitalize on opportunities to continue its recent growth throughout the entire U.S. Mid-Atlantic region.
Competition
The real estate asset management and services industry is highly competitive. Our growth will depend upon our ability to attract and maintain the appropriate personnel and to professionally manage the assets subject to the 2019 AMA and other management agreements and to expand our services to new clients on a cost-efficient basis. We compete with other businesses in the asset management and real estate-related services businesses on the basis of price, location, experience, service and reputation. Many of these competitors are larger than us and operate on a national or global scale and they and their clients may have greater technical, marketing and financial resources. Such competitors may also enjoy competitive advantages that result from, among other things, lower costs of capital, greater business scale and enhanced operating efficiencies. Their larger scale and broad national or global presence may allow them to offset downturns in certain localized markets or seasonality related to certain services with increased or steady operations in other markets. We also face competitors on a local and regional basis. Certain competitors may also be subject to different regulatory requirements or rules that may allow them more flexibility or better access to pursue potential investments and raise capital for themselves or their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessments or lower return thresholds, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities than us. Our ability to continue to compete effectively will depend in large part upon the ability to attract, retain and motivate employees, and we must compete with our competitors to attract and retain experienced and talented employees.
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
Technology and Intellectual Property
We utilize our technology infrastructure to facilitate the management of our client’s assets and the marketing of our services. We use media and internet-based marketing platforms primarily in lieu of print advertisements. We believe that the residential renting population will continue to increase its reliance on information available on the internet to help guide its rental decision. Accordingly, through our marketing efforts, we will continue to seek to leverage this trend to lower per lease marketing costs while maximizing potential lease transactions.
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
Employees
At December 31, 2020, the Company had 136 full-time and 11 part-time employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe we have good relations with our employees and provide a comprehensive benefits program to attract and retain top talent, including, without limitation, paid vacation, sick leave and volunteer hours, 401K contributions, professional development funds that reset each year, community service initiatives, and online and in-person trainings and e-learning opportunities. We further encourage our employees to provide feedback on our benefits program and periodically make enhancements to our benefits program in response thereto.
In response to the impacts of COVID-19, the Company commenced implementing protocols and procedures for the safety, health and comfort of employees in March 2020, which continue at present time. We assembled a COVID-19 task force comprised of employees from multiple departments to formulate and implement health and safety protocols in our workplace, including, without limitation, implementation of CDC and Virginia required and recommended protocols, enhanced daily cleaning of workspaces, installation of protective screens between cubicles, providing temperature scanners at office locations, implementation of an Infectious Disease (COVID-19) Preparedness and Response Plan that is updated periodically as governmental mandates and guidance change, Virginia Occupational Safety and Health COVID-19 trainings for all employees, providing free lunches each workday to employees since April 2020 (continues at present time), providing reimbursements for child care expenses and partnering with the Learning Care Group to provide child care discounts to employees, and providing COVID-19 related paid leave.
We believe that we are properly staffed for current market conditions, although the continued impacts of COVID-19 remain uncertain, and have the ability to manage growth as market conditions warrant.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Since December 31, 2009, the Company has been leasing office space located at 1886 Metro Center Drive, Reston, Virginia for its corporate headquarters from an affiliate wholly owned by our Chief Executive Officer. The amount of the leased space was 16,447 square feet. On October 31, 2020, the Company’s then-current lease for its corporate headquarters in Reston, Virginia expired following a one-month extension of the lease term. On November 1, 2020, the Company executed a new lease to relocate its corporate headquarters to new office space located at 1900 Reston Metro Plaza, Reston, Virginia for a ten
year term from an affiliate wholly owned by our Chief Executive Officer. See related party transactions in Note 14 in the accompanying Consolidated Financial Statements for additional information.
On July 17, 2017, the Company, through its subsidiary, Comstock Environmental, acquired the assets and liabilities of Monridge Environmental, LLC. On August 1, 2017, Comstock Environmental entered into a lease for approximately 2,800 square feet of office space at 806 Fayette Street, Conshohocken, Pennsylvania. On August 1, 2020 the Company terminated the lease. The Company subsequently executed a month-to-month lease agreement for the office space. During 2018, Comstock Environmental also opened operations in the Washington, D.C. metropolitan area from the Company’s corporate offices.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is traded on NASDAQ under the symbol “CHCI”. The high and low per share closing sales prices of the Company’s stock for each quarter during the past two years were as follows:

	High	Low
March 31, 2020	$2.48	$1.27
June 30, 2020	$2.99	$1.30
September 30, 2020	$3.46	$2.16
December 31, 2020	$3.40	$2.30

March 31, 2019	$2.86	$1.75
June 30, 2019	$2.81	$2.23
September 30, 2019	$2.80	$1.85
December 31, 2019	$2.38	$1.86
Holders
As of December 31, 2020, there were approximately 37 record holders of our Class A common stock. As of December 31, 2020, there was 1 holder of our Class B common stock.
Dividend Policy
We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock during the foreseeable future but intend to retain any earnings for future growth of our business.
Issuer Purchases of Equity Securities
We did not repurchase any securities under our share repurchase program during the year ended December 31, 2020.
Recent Issues of Unregistered Securities
We did not issue any unregistered securities during the year ended December 31, 2020.

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

Revenue recognition
Revenues generated through real estate professional services such as asset and property management, administrative support, environmental design, engineering and remediation represent a series of daily performance obligations delivered over time due to the continuous transfer of control to our clients. For asset and property management, pricing is generally in the form of monthly management fees based on a cost-plus agreement, percentage of property-level cash receipts, square footage under management or some other variable metric recognized over time. For Real Estate Services, pricing is generally in the form of cost-plus contracts recognized over time.
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
Results of Operations
Year ended December 31, 2020 compared to year ended December 31, 2019
Revenue – asset management
Revenue from asset management for the years ended December 31, 2020 and 2019 was $21.9 million and $19.6 million, respectively. The 11.8% year over year growth of $2.3 million in revenue was primarily due to increased headcount and other costs that are reimbursable from Comstock Development Services ("CDS") under the 2019 AMA and the other asset management agreements. The reimbursable costs are recognized as revenue in the period in which the related costs are incurred. The increased headcount and associated personnel costs are primarily attributable to the additional real estate assets being managed along with the additional management agreements year over year. Please see Note 2 - Summary of Significant Accounting Policies for more information on the additional management agreements.
Revenue – real estate services
Revenue from real estate services for the years ended December 31, 2020 and 2019 was $6.8 million and $5.7 million, respectively. The 19.1% increase of $1.1 million is primarily attributable to continued organic revenue growth within our Comstock Environmental business, partially offset by a decrease in closing financing transactions which generated incremental revenue of $0.6 million and $1.1 million during the years ended December 31, 2020 and 2019, respectively.
Direct costs – asset management
Direct costs – asset management for the years ended December 31, 2020 and 2019 was $18.4 million and $16.6 million, respectively. This 11.4% increase of $1.9 million was primarily related to increased personnel expense from headcount increases as well as from the continued growth of our asset management operations.

Direct costs – real estate services
Direct costs – real estate services decreased by $0.5 million to $4.1 million during the year ended December 31, 2020, as compared to $4.6 million during the year ended December 31, 2019. The decrease is primarily due to the recognition of $419 thousand in direct costs related to the real estate services segment from the Paycheck Protection Program Loan ("PPP Loan") as a government grant. Please see Note 9 - CARES Act for more information on the PPP Loan and the Paycheck Protection Program ("PPP"). The grant was recognized during the covered period of the PPP Loan in the second quarter of 2020 as the related payroll costs were incurred, and the Company has complied with the forgiveness conditions attached to the PPP Loan.
General and administrative
General and administrative expenses for the year ended December 31, 2020 increased $1.5 million to $3.0 million, as compared to $1.5 million for the year ended December 31, 2019. The year-over-year increase is attributable to increases in employee headcount and general overhead increases associated with the increased headcount. General overhead costs include such items as software expense and non-capitalized computer expenses.
Sales and marketing
Sales and marketing expenses was $661.0 thousand and $383.0 thousand for the years ended December 31, 2020 and 2019, respectively. The increase is attributable to increased sales development programs launched by our Environmental business unit to grow the business. The increase in sale development costs has helped drive our 19.1%$1.1 million increase in real estate services revenue year over year.
Interest expense
For the years ended December 31, 2020 and 2019 non-capitalized interest expense was $379.0 thousand and $474.0 thousand, respectively. This was a decrease of 20.0%. The $95.0 thousand decrease was primarily related to the retiring of the Comstock Growth Fund loan in 2020 that carried a higher interest rate than the CDS Note, partially offset by the April 30, 2019 Master Transfer Agreement (“MTA”). Prior to the MTA certain interest expense was capitalized to homebuilding projects and expensed when the projects were sold. After the MTA this interest expense is no longer capitalized into homebuilding projects but expensed as incurred.
Income taxes
During the year ended December 31, 2020, the Company recognized an income tax expense related to continuing operations of $25.0 thousand. During the year ended December 31, 2019, the Company recognized an income tax expense related to continuing operations of $2.0 thousand. The de minimis income tax expense in both years is primarily attributable to state tax obligations which our federal and state NOLs cannot offset.

Loss from discontinued operations
On April 30, 2019, the Company entered into the Master Transfer Agreement ("MTA") that sets forth certain transactions to complete the Company’s previously announced exit from the homebuilding and land development business in favor of a migration to an asset management model. Refer to Note 13 – Consolidation of Variable Interest Entities
for further discussion regarding the accounting related to discontinued operations. The operating results of the discontinued operations that are reflected on the Consolidated Statement of Operations within the net loss from discontinued operations are as follows:

Year Ended December 31, 2019
Revenues
Revenue—homebuilding	$14,919
Total revenue	14,919
Expenses
Cost of sales—homebuilding	14,901
Sales and marketing	270
General and administrative	21
Operating loss	(273)
Income tax benefit	(15)
Net loss from discontinued operations	(258)
Net income attributable to non-controlling interests	313
Net loss attributable to Comstock Holding Companies, Inc.	$(571)
Liquidity and Capital Resources
We finance our Asset Management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, borrowings from our credit facilities and long-term debt. Pursuant to the Master Transfer Agreement (the "MTA"), the Company transferred to CDS management of its Class A membership interests in Investors X, the entity owning the Company’s residual homebuilding operations in exchange for residual cash flows. The associated debt obligations were also transferred to CDS. See Note 8 in the accompanying consolidated financial statements for more details on our debt and credit facilities.
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
As of December 31, 2020, the Company had used the entire loan proceeds to fund its payroll and rent expenses. As a result, the Company believes that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance”, the Company has recognized the entire loan amount as a reduction to the associated expenses as at December 31, 2020.
The Company does not anticipate taking any action that would cause any portion of the PPP Loan to be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over 2 to 5 years at an interest rate of 1%, with a deferral of payments for the first 6 months.

Cash Flow
Net cash provided by operating activities was $3.4 million for the year ended December 31, 2020. The $3.4 million net cash provided by operations in 2020 was primarily due to $2.1 million of net income generated during the year. Net cash provided by operating activities was $8.4 million for the year ended December 31, 2019. The $8.4 million net cash provided by operations in 2019 was primarily due to $7.8 million in cash provided by discontinued operations.
Net cash used in investing activities was $1.7 million for the year ended December 31, 2020. This was primarily attributable to the purchase of fixed assets for the new headquarters lease. Net cash used in investing activities attributable to continuing operations was immaterial for the years ended December 31, 2019.
Net cash used in financing activities was $1.6 million for the year ended December 31, 2020. This was primarily attributable to the retirement of debt partially offset by proceeds under the Revolver of $5.5 million. Net cash used in financing activities was immaterial for the year ended December 31, 2019. Net cash used in financing activities from discontinued operations was $6.0 million primarily as a result of note payoff related to each lot or unit sale in the Investors X communities.
Share Repurchase Program
In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to 429,000 shares of our Class A common stock in one or more open market or privately negotiated transactions. We made no share repurchases under our share repurchase program in 2020 or 2019.
Trends and Uncertainties
In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China. Through March 2021, the spread of this virus has caused business disruption primarily in the travel, leisure and hospitality industries and with respect to companies that have significant operations or supply chains in China. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. While we have not seen a significant impact on our business resulting from COVID-19 to date, if the virus continues to cause significant negative impacts to economic conditions or consumer confidence, our results of operations and financial condition could be adversely impacted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
Reference is made to the Consolidated Financial Statements, the notes thereto, and the report thereon, commencing on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Our management determined that, as of December 31, 2020, our internal control over financial reporting is effective.
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
Changes in Internal Control Over Financial Reporting
No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The certifications of our principal executive officer and principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this Annual Report on Form 10-K as Exhibits 31.1 and 31.2. The certifications of our principal executive officer and principal financial officer pursuant to 18 U.S.C.1350 are furnished with this Annual Report on Form 10-K as Exhibit 32.1.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements are listed in the Index to Financial Statements on page F-1 of this Annual Report on Form 10-K.
(2)Schedules have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.
(3)Exhibits

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

10.10
Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015).

10.11
Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer  & Trust Company, LLC dated March 27, 2015 (incorporated by reference to an Exhibit to the current report on Form 8-K filed with the Commission on March 27, 2015).

10.12
Form of Subscription Agreement and Operating Agreement dated August  15, 2016, between Comstock Investors X, L.C. and [-], with accompanying Schedule A identifying subscribers (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016).

10.13
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

10.15
Share Exchange Agreement between Comstock Holding Companies, Inc. and Investor Management, L.C., Christopher Clemente and Teresa A. Schar dated March 22, 2017 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017).

10.16
Asset Purchase Agreement, dated July 14, 2017, between CDS Capital Management, L.C., and Monridge Environmental, LLC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2017).

10.17
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

10.19
Third Amended and Restated Promissory Note, dated May 22, 2018, between Comstock Holding Companies, Inc. and Comstock Growth Fund, L.C. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.20
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

10.22	Comstock Holding Companies, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 22, 2019).+

10.23
2019 Master Asset Management Agreement, dated January 2, 2019, between CDS Asset Management, L.C. and Comstock Development Services, LC (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2020).

10.24
Form of Time-Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2020).

10.25
Form of Performance Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2020).

10.26
Amended and Restated Limited Liability Company Agreement of Comstock 3101 Wilson, LC dated February 7, 2020 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2020).

10.27
Ten Million ($10,000,000) Revolving Capital Line of Credit Agreement dated March 19, 2020, between Comstock Development Services, LC and Comstock Holding Companies, Inc. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 28, 2020).

10.28
Promissory Note dated March 27, 2020, between Comstock Holding Companies, Inc. and Comstock Development Services, LC (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 28, 2020).

10.29
Note dated April 16, 2020 between Comstock Holding Companies, Inc. and MainStreet Bank pursuant to the Paycheck Protection Program authorized under the Coronavirus Aid, Relief and Economic Security Act (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 28, 2020).

10.30	Amended and Restated Employment Agreement dated April 27, 2020, between Comstock Holding Companies, Inc. and Christopher Clemente (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2020).+

10.31	Letter of BDO USA, LLP dated June 24, 2020 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on June 24, 2020).

10.32*	Deed of Lease dated November 1, 2020, between CRS Plaza I, LC and Comstock Holding Companies, Inc.

10.33*
First Amendment to Amended and Restated Limited Liability Company Agreement of Momentum General Partners LLC dated November 9, 2020, between SCG Development Partners, LLC and Comstock Redland Road III, L.C.

10.34*	Assignment of Membership Interest in Momentum General Partners, LLC dated November 9, 2020, between SCG Development Partners, LLC and Comstock Redland Road III, L.C.

14.1	Code of Ethics (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

21.1*	List of subsidiaries

23.1*	Consent of BDO USA, LLP

23.2*	Consent of Grant Thornton, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in eXtensible Business Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.
*	Filed herewith.
+	Management contracts or compensatory plans, contracts or arrangements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: March 31, 2021	By:	/s/ Christopher Clemente
Christopher Clemente Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Christopher Clemente	Chairman of the Board of Directors and	March 31, 2021
Christopher Clemente	Chief Executive Officer (Principal Executive Officer)

/s/ Christopher Guthrie	Chief Financial Officer	March 31, 2021
Christopher Guthrie	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Guernsey	Director	March 31, 2021
David M. Guernsey

/s/ James MacCutcheon	Director	March 31, 2021
James A. MacCutcheon

/s/ Robert Pincus	Director	March 31, 2021
Robert P. Pincus

/s/ Socrates Verses	Director	March 31, 2021
Socrates Verses

/s/ Joseph Squeri	Director	March 31, 2021
Joseph M. Squeri

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Comstock Holding Companies, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Comstock Holding Companies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates
Consolidation of Variable Interest Entities
As discussed in Notes 4 and 13 to the consolidated financial statements, the Company holds an equity investment in Comstock Investors X, L.C. (“Investors X”) and accounts for its investment as an unconsolidated variable interest entity (“VIE”) under the equity method. To reach its accounting conclusion, the Company evaluates whether it holds a controlling financial interest in Investors X. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We identified the assessment of the primary beneficiaries of Investors X as a critical audit matter.
The principal consideration that the assessment of the primary beneficiaries of Investors X is a critical audit matter is that auditing the Company’s determination of whether it has power required significant auditor judgment to evaluate both the activities of the investee that most significantly impact the investee’s economics and the distribution of the power among the members of Investors X through governing documents and related service agreements that ultimately determine the outcome of such activities. The Company’s determination that it does not have the power to direct the significant activities impacting each of the investees’ economic performance (“power”) is key to its determination that it is not the primary beneficiary of Investors X and does not have to consolidate the entity.

Our audit procedures related to the assessment of the primary beneficiary of Investors X included the following, among others:
•We read the Investors X governing documents (including related service agreements) and underlying financial information and made inquiries with management to obtain a detailed understanding of the entity and its operations.
•We compared the key facts included in management's analysis to the governing documents and the Company's interests in Investors X.
•We evaluated whether the Company’s conclusion that Investors X met the criteria of a VIE was appropriate and in accordance with relevant accounting guidance.
•Through consultation with our national office, we evaluated whether the Company's assessment effectively identified the primary beneficiary of Investors X through an analysis of the significant activities of Investors X and which parties hold the power to direct those significant activities and the obligation to absorb losses or the right to receive benefits from Investors X, in accordance with relevant accounting guidance.
•We considered the evidence obtained in other areas of the audit to determine if there were reconsideration events that had not been identified by the Company, including, among others, reading board minutes and confirming the terms of certain agreements, if any.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Arlington, Virginia
March 31, 2021

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Comstock Holding Companies, Inc.
Reston, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Comstock Holding Companies, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ BDO USA, LLP
We served as the Company’s auditor from 2016 to 2019.
Potomac, Maryland
April 14, 2020

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$7,032	$3,511
Trade receivables, net	1,482	1,886
Trade receivables - related parties	3,598	3,644
Prepaid and other assets, net	242	274
Total current assets	12,354	9,315
Equity method investments at fair value	6,307	8,421
Fixed assets, net	266	278
Operating lease right-of-use assets	7,914	114
Goodwill	1,702	1,702
Intangible assets, net	36	103
TOTAL ASSETS	$28,579	$19,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued personnel costs	$2,442	$2,916
Accounts payable	523	1,438
Accrued liabilities	964	166
Short term operating lease liabilities	569	—
Short term notes payable - due to affiliates, net of discount	—	5,706
Short term notes payable	5	77
Total current liabilities	4,503	10,303
Long term notes payable - due to affiliates	5,500	—
Long term notes payable, net of deferred financing charges	—	1,212
Long term operating lease liabilities, net of current portion	7,361	61
TOTAL LIABILITIES	$17,364	$11,576
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Series C preferred stock, $0.01 par value, 20,000,000 shares authorized, 3,440,690 shares issued and outstanding with a liquidation preference of $17,203 at December 31, 2020 and 2019	$6,765	$6,765
Class A common stock, $0.01 par value, 59,779,750 shares authorized, 7,953,729 and 7,849,756 issued and 7,868,159 and 7,764,186 outstanding at December 31, 2020 and 2019, respectively	79	78
Class B common stock, $0.01 par value, 220,250 shares authorized, issued and outstanding at December 31, 2020 and 2019	2	2
Additional paid-in capital	$200,147	$199,372
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(193,116)	(195,198)
TOTAL EQUITY	$11,215	$8,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,579	$19,933
The accompanying notes are an integral part of these Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the years ended December 31,
	2020	2019
Revenue
Asset management	$21,923	$19,605
Real estate services	6,803	5,712
Total revenue	28,726	25,317
Operating expenses
Direct costs - asset management	18,445	16,561
Direct costs - real estate services	4,097	4,611
General and administrative	2,956	1,487
Sales and marketing	661	383
Operating income	2,567	2,275
Interest expense	(379)	(474)
Other income, net	112	225
Income before income tax expense	2,300	2,026
Income tax expense	(25)	(2)
Loss on equity method investments carried at fair value	(193)	(560)
Net income from continuing operations	2,082	1,464
Net loss from discontinued operations, net of tax	—	(571)
Net income	$2,082	$893
Income per share from continuing operations
Basic net income per share	$0.26	$0.22
Diluted net income per share	$0.24	$0.22
Loss per share from discontinued operations
Basic net loss per share	$—	$(0.09)
Diluted net loss per share	$—	$(0.09)
Income per share
Basic net income per share	$0.26	$0.13
Diluted net income per share	$0.24	$0.13

Basic weighted average shares outstanding	8,056	6,617
Diluted weighted average shares outstanding	8,539	6,799
The accompanying notes are an integral part of these Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Series C Preferred Stock		Class A		Class B		Additional paid-in capital	Treasury stock	Accumulated deficit	Non- controlling interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	2,800	$7,193	3,703	$37	220	$2	$181,632	$(2,662)	$(196,091)	$15,706	$5,817
Stock compensation and issuances	—	—	71	1	—	—	509	—	—	—	510
Accrued Liability settled through issuance of stock	—	—	63	—	—	—	141	—	—	—	141
Shares withheld related to net share settlement of restricted stock awards	—	—	(12)	—	—	—	—	—	—	—	—
Warrant exercises	—	—	200	2	—	—	358	—	—	—	360
Class A stock conversion of non-controlling interest	—	—	3,824	38	—	—	16,050	—	—	(16,019)	69
Series C conversion of non-controlling interest	641	(428)		—	—	—	—	—	—	—	(428)
Gain on deconsolidation of discontinued operations	—	—	—	—	—	—	682	—	—	—	682
Net income	—	—	—	—	—	—	—	—	893	313	1,206
Balance at December 31, 2019	3,441	$6,765	7,849	$78	220	$2	$199,372	$(2,662)	$(195,198)	$—	$8,357
Stock compensation and issuances	—	—	107	1	—	—	776	—	—	—	777
Accrued Liability settled through issuance of stock	—	—	30	—	—	—	68	—	—	—	68
Shares withheld related to net share settlement of restricted stock awards	—	—	(33)	—	—	—	(69)	—	—	—	(69)
Net income	—	—	—	—	—	—	—	—	2,082	—	2,082
Balance at December 31, 2020	3,441	$6,765	7,953	$79	220	$2	$200,147	$(2,662)	$(193,116)	$—	$11,215
The accompanying notes are an integral part of these Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)

	For the years ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,082	$893
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of loan discount, loan commitment and deferred financing fees	27	84
Depreciation expense	159	150
Amortization expense	67	67
Earnings from unconsolidated joint venture, net of distributions	96	50
Stock-based compensation	777	479
Loss on equity method investments carried at fair value	193	560
Distributions from equity method investments carried at fair value	103	—
Changes in operating assets and liabilities:
Trade receivables	404	(956)
Trade receivables - related party	46	(694)
Deferred revenue	—	(1,875)
Prepaid and other assets	(64)	11
Lease liabilities	69	—
Accrued personnel costs	(474)	1,520
Accounts payable	(915)	240
Accrued liabilities	866	72
Net cash provided by operating activities of discontinued operations	—	7,793
Net cash provided by operating activities	3,436	8,394
Cash flows from investing activities:
Contributions to equity method investments carried at fair value	—	(1,200)
Distributions from equity method investments carried at fair value	1,818	1,525
Purchase of fixed assets	(147)	(207)
Principal received on note receivable	—	27
Net cash provided by investing activities	1,671	145
Cash flows from financing activities:
Proceeds from notes payable	5,554	—
Payments on notes payable	(7,071)	(228)
Loan financing costs	—	(28)
Proceeds from exercise of warrants	—	360
Taxes paid related to net share settlement of equity awards	(69)	(35)
Net cash used in financing activities from discontinued operations	—	(5,951)
Net cash used in financing activities	(1,586)	(5,882)
Net increase in cash and cash equivalents	3,521	2,657
Cash and cash equivalents, beginning of period	3,511	854
Cash and cash equivalents, end of period	$7,032	$3,511
Supplemental cash flow information:
Interest paid, net of interest capitalized	$397	$420
Income taxes paid	$—	$—
Supplemental disclosure for non-cash activity:
Accrued liability settled through issuance of stock	$68	$141
Conversion of noncontrolling interest to CHCI equity	$—	$16,019
Gain on deconsolidation of Investors X recorded in APIC	$—	$682
Increase in operating lease right-of-use assets	$8,023	$170
Issuance of stock in lieu of interest due	$—	$66
Gain on early extinguishment of debt	$50	$—
PPP Loan proceeds received	$1,954	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data, number of units, or as otherwise noted)

1. ORGANIZATION
Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted asset management and services company primarily focused in the Washington, D.C. Metropolitan Statistical Area. In 2018, the Company made a strategic decision to transform its operating platform from being primarily focused on developing on-balance sheet, for-sale, homebuilding projects to being focused on commercial and residential asset management and real estate related services. On April 30, 2019 the Company announced the exit from the homebuilding business. The Company now operates through five primarily real estate focused subsidiaries – CDS Asset Management, LC (“CAM”), Comstock Residential Management, LC, Comstock Commercial Management, LC, Park X Management, LC and Comstock Environmental Services, LC (“CES”). See Note 21 - Subsequent Events for entity name changes that occurred on February 18, 2021. The Company’s homebuilding operations are presented in Discontinued Operations (see Note 19 – Discontinued Operations). References in these Consolidated Financial Statements to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries unless the context suggests otherwise.
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
Use of estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates are utilized, including but not limited to, the valuation of equity method investments, valuation of deferred tax assets, analysis of goodwill impairment, and valuation of equity-based compensation.

Discontinued Operations
On July 23, 2019 the Company completed the transfer of Investors X subject to the Master Transfer Agreement (“MTA”). For the year ended December 31, 2019, we classified revenues and expenses related to Investors X into discontinued operations on the Consolidated Statement of Operations and the Consolidated Statements of Cash Flows. See Note 19 – Discontinued Operations.
Cash and cash equivalents
Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments. The Company maintains cash and cash equivalents in financial institutions that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of December 31, 2020, the Company had cash and cash equivalents of $5.3 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation
Trade Receivables and Concentration of Credit Risk
Trade receivables are recorded at the amount invoiced. We reduce accounts receivable by estimating an allowance for amounts that may become uncollectible in the future. Management determines the estimated allowance for uncollectible amounts based on their judgements in evaluating the aging of the receivables and the financial condition of our clients, which may be dependent on the type of client and the client’s current financial condition.
The Company does significant business with related party entities. Financial instruments that subject the Company to concentrations of credit risk consist primarily of related party receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of related party entities. The Company derives a substantial portion of its revenues from various related party entities; with related party entities accounting for 79% of the Company’s total consolidated revenues in 2020.
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
See Note 4 - Equity Method Investments in Real Estate Ventures Carried at Fair Value for additional information on Investments in real estate ventures.
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
See Note 6 – Leases for more information.
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
Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. To the extent that debt is outstanding, these amounts are reflected in the Consolidated Balance Sheets as direct deductions of debt and as assets for costs related to revolving debt. See Note 8 for additional information on the Company's long-term debt and related debt issuance costs.

Revenue recognition
The Company’s revenues consist primarily of
•Asset Management;
•Property Management;
•Capital Markets;
•Leasing;
•Project & Development Services; and
•Environmental Remediation
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
Stock compensation
As discussed in Note 12, the Company sponsors stock option plans and restricted stock award plans. The Company accounts for its share-based awards pursuant to Accounting Standards Codification (“ASC”) 718, Share Based Payments. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements over the service period based on their fair values at the date of grant. For the year ended December 31, 2020, total stock based compensation cost was $0.8 million which was charged to expenses within ‘general and administrative’ in the Consolidated Statement of Operations. For the year ended December 31, 2019, total stock based compensation cost was $0.5 million which was charged to expenses within ‘general and administrative’ and ‘Direct costs-real estate services’ in the Consolidated Statement of Operations.
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
We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated statements of operations, comprehensive income, balance sheets, or cash flows.
3. TRADE RECEIVABLES & TRADE RECEIVABLES – RELATED PARTIES
Trade receivables include amounts due from real estate services, asset management and project management. As of December 31, 2020 and 2019, the Company had $1.5 million and $1.9 million, respectively, of trade receivables. The Company records an allowance for doubtful accounts based on historical collection experience and the aging of receivables. As of December 31, 2020 and 2019, the allowance for doubtful accounts was de minimis based on the Company’s historical collection experience for receivables older than 90 days along with an analysis of collections received as of the filing date.
As of December 31, 2020 and 2019, the Company had $3.6 million and $3.6 million, respectively, of receivables from related parties. The Company does not record an allowance for doubtful accounts related to receivables from related parties. This is due to the related party nature of the receivables along with the collection history.
4. EQUITY METHOD INVESTMENTS IN REAL ESTATE VENTURES CARRIED AT FAIR VALUE
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
Fair value of equity method investments are classified as Level 3 of the fair value hierarchy. As of December 31, 2020 and 2019, the Company had equity method investments in real estate ventures at fair value of $6.3 million and $8.4 million, respectively. The table below shows the change in the Company’s investments in real estate ventures reported at fair value.

	2020	2019
Fair value of investments as of January 1	$8,421	$—
Investments	—	10,506
Distributions	(1,921)	(1,525)
Change in fair value	(193)	(560)
Fair value of investments as of December 31	$6,307	$8,421
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

As of December 31, 2020 and 2019, the fair value of the Company’s investment in Investors X is $5.1 million and $7.2 million, respectively. The Company received distributions of $1.8 million and 1.5 million during the years ended December 31, 2020 and 2019, respectively, and recognized a loss in fair value of $0.3 million and $0.6 million, respectively.
Summarized Financial Information for Investors X

	For the Year Ended December 31,
	2020	2019
Statement of Operations:
Total revenue	$14,515	$6,832
Direct costs	12,982	8,196
Net income (loss)	$1,533	$(1,364)
Comstock Holding Companies, Inc. share of net income (loss)	$—	$—
The Hartford
On December 30, 2019, the Company made an investment related to the purchase of a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia (the “Hartford”). The Company owns a 2.5% equity interest in the asset at a cost of approximately $1.2 million. The Company has elected to account for the equity method investment in the Hartford at fair value. Fair value is determined using an income approach and sales comparable approach models. As of December 31, 2020 and 2019, the fair value of the Company’s investment in the Hartford was $1.2 million. The Company received distributions of $0.1 million during the year ended December 31, 2020.
Summarized Financial Information for the Hartford

Year Ended December 31,
2020
Statement of Operations:
Total revenue	$9,308
Direct costs	2,785
Other costs	8,860
Net loss	$(2,337)
Comstock Holding Companies, Inc. share of net loss	$(58)
5. FIXED ASSETS, NET
Fixed assets consist of the following:

	December 31, 2020	December 31, 2019
Computer equipment and capitalized software	$957	$893
Furniture and fixtures	66	63
Office equipment	224	224
Vehicles	139	141
Leasehold improvements	56	6
	1,442	1,327
Less: accumulated depreciation	(1,176)	(1,049)
	$266	$278

Depreciation expense, included in ‘general and administrative’ in the accompanying Consolidated Statements of Operations, amounted to $0.2 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively. The company did not record impairments during the years ended December 31, 2020 and 2019.

6. LEASES
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
ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's leases are generally not determinable; therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company looks to similar corporate credit ratings and bond yields when determining the incremental borrowing rate. The incremental borrowing rate is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of ASC 842. As of November 1, 2020, at the lease commencement of the new corporate office, the Company's incremental borrowing rate was determined to be 4.25%
The Company has operating leases for its office facilities as well as for office equipment. The Company's leases have remaining terms of less than one year to 10 years. The leases can contain various renewal and termination options. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period which is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised. Lease costs related to the Company's operating leases are generally recognized as a single ratable lease cost over the lease term. See Note 14 - Related Party Transactions for rent expense paid and recognized for the corporate office to related parties.
Maturities of lease liabilities as of December 31, 2020 are as follows:

Operating Leases
2021	$895
2022	917
2023	939
2024	961
2025 and future years	6,083
Total lease payments	9,795
Less: imputed interest	1,865
Present value of operating lease liabilities	$7,930

The Company does not have any lease liabilities which have not yet commenced as of December 31, 2020.
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
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the acquisition date, goodwill consisted primarily of synergies resulting from the combination, expected expanded opportunities for growth and production, and savings in corporate overhead costs. As of December 31, 2020 and 2019 the balance of Goodwill was $1.7 million. This Goodwill is reflected within our Real Estate Services segment.
Intangible assets include customer relationships which has an amortization period of four years. During the years ended December 31, 2020 and 2019, $0.1 million of intangible asset amortization was recorded in General and Administrative expense on the Consolidated Statement of Operations.

	December 31, 2020	December 31, 2019
Intangibles	$268	$268
Less: accumulated amortization	(232)	(165)
	$36	$103

As of December 31, 2020, the future estimated amortization expense related to these intangible assets was:

Amortization Expense
2021	$36
Total	$36

No impairments of the Company’s goodwill and other intangible assets were recognized during the years ended December 31, 2020 and 2019.
8. DEBT
Notes payable, due to affiliates
Revolving Capital Line of Credit
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with CDS, pursuant to which the Company secured a $10.0 million capital line of credit (the “Revolver”). Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum on advances made under the Revolver, payable monthly in arrears. The five-year term facility allows for interim draws that carry a maturity date of 12 months from the initial date of the disbursement unless a longer initial term is agreed to by CDS. This loan carries no covenants or collateral requirements. On March 27, 2020, the Company borrowed $5.5 million under the Revolver. The $5.5 million borrowed has a maturity date of April 30, 2023.
Notes Payable Fully Repaid
Comstock Growth Fund
On October 17, 2014, the Company entered into an unsecured promissory note with Comstock Growth Fund (“CGF”) whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, the Company entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to CDS. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the CGF promissory note. Concurrently, the face amount of the CGF promissory note was reduced to $5.7 million as of the Effective Date. The CGF Note bore interest at a fixed rate of 10% per annum. Interest payments were made monthly in arrears. The Company is the administrative manager of CGF but does not own any membership interests. The Company had approximately $5.7 million of outstanding borrowings and accrued interest under the CGF loan, net of discounts, as of December 31, 2019. The maturity date for the CGF Note was April 16, 2020. The CGF Note was repaid prior to maturity during the year ended December 31, 2020.
Secured financing
As of December 31, 2019 the Company had retired two secured loans related to Comstock Environmental. One loan was used to finance the acquisition of Comstock Environmental, and carried a fixed interest rate of 6.5%, and had a maturity date of October 17, 2022. At December 31, 2019, this financing had an outstanding balance of $0.7 million. This loan was retired during 2020. Comstock Environmental had an additional secured loan with an outstanding balance of $27 thousand as of December 31, 2019 to fund the purchase of an asset used in the business. This loan was retired during 2020. These financings were secured by the assets of Comstock Environmental and were guaranteed by our Chief Executive Officer.
Unsecured financing

As of December 31, 2019, the Company had one unsecured seller-financed promissory note with an outstanding balance of $595 thousand. This financing carried an annual interest rate of LIBOR plus 3% and had a maturity date of July 17, 2022. This loan had $50 thousand due on the third and fourth loan anniversary dates with the remainder due at maturity. At December 31, 2019, the interest rate was 5.0%. During 2020, the Company retired this promissory note.
In addition, during the year ended December 31, 2020, the Company financed the Director’s and Officer’s insurance policy with a one year term loan. As of December 31, 2020, the balance on this loan was $5 thousand.
During the years ended December 31, 2020 and 2019, the Company made interest payments of $0.4 million and $0.6 million, respectively.
During the year ended December 31, 2020 the Company retired the $5.7 million of outstanding borrowings for the CGF Note and did not make principal payments for the Revolver. During the year ended December 31, 2019, the Company did not make principal payments for the CGF loan.
Notes payable consisted of the following:

	December 31, 2020	December 31, 2019
Secured financing	$—	$694
Notes payable - due to affiliates, unsecured, net of $27 thousand discount and unamortized deferred financing charges as of December 31, 2019	5,500	5,706
Unsecured financing charges	5	595
Total notes payable, net	$5,505	$6,995

As of December 31, 2020, maturities of our borrowings are as follows:

2021	$5
2022	—
2023	5,500
Total	$5,505
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
After reviewing the applicable terms and conditions of the Flexibility Act, the Company has elected to extend the length of the covered period from the lesser of (i) period whereby qualified expenses equal loan proceeds or (ii) 24 weeks. The Company has performed initial calculations for the PPP loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised June 16, 2020) and, based on such calculations, expects that the PPP loan will be forgiven in full. In addition, the Company has determined that it is probable the Company will meet all the conditions of the PPP loan forgiveness. Therefore, the Company recognized PPP funding as a contra-expense during the periods when qualified expenses were incurred. The contra-expense recognized lowered the reimbursable costs, billed as revenue, to clients under certain contracts where the Company earns revenue from expenses incurred. The balance and activity related to the PPP loan is as follows as of December 31, 2020.

December 31, 2020
PPP loan proceeds	$1,954
Qualified expenses eligible for forgiveness	$(1,954)
PPP loan balance	$—
The Company submitted the PPP loan forgiveness application to the lender in December 2020. In accordance with the terms and conditions under the Flexibility Act, the lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the lender determines that the borrower is entitled to forgiveness of some or all of the amount applied for under the statute and applicable regulations, the lender must request payment from the SBA at the time the lender issues its decision to the SBA. The Lender completed its review and submitted the Company's forgiveness application to the SBA in February 2021. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the lender, plus any interest accrued through the date of payment, not later than 90 days after the lender issues its decision to the SBA.
Pursuant to the Flexibility Act, the Company’s PPP loan agreement will be amended in the event that no amount or less than all of the PPP loan is forgiven. In addition, starting in August 2021, the Company will be required to make principal and interest payments totaling $0.1 million per month or an adjustment amount based on the loan amendment over the remaining term of the PPP loan until such time the loan is fully settled. The Company may prepay the PPP loan at any time without penalty and the loan agreement evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, or breaches of representations and warranties, or other provisions of the loan agreement. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or the Lender filing suit and obtaining a judgment against the Company.
Deferral of Social Security Tax Payments
Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company has elected to defer payments of its share of Social Security tax due during the "payroll tax deferral period". The payroll tax deferral period began on August 1, 2020 and ended December 31, 2020. At December 31, 2020 the total amount of such deferral was $0.2 million and is reflected within 'Accrued personnel costs' on our consolidated balance sheet. Per the terms of the deferral program, 50% of the deferred amount is due on December 31, 2021, and the remaining 50% is due on December 31, 2022 at 0% interest.
10. COMMITMENTS AND CONTINGENCIES
The Company leases its headquarters under a non-cancelable operating lease. The lease contains various renewal options. See Note 6 for further discussion of the Company's operating lease commitments.
Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. In accordance with GAAP, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is possible that an unfavorable outcome may occur as a result of one or more of the Company’s current litigation matters, at this time management has concluded that the resolutions of these matters are not expected to have a material effect on the Company's consolidated financial position, future results of operations or liquidity. Legal defense costs are expensed as incurred.

11. FAIR VALUE DISCLOSURES
We measure certain assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date. In addition, it establishes a framework for measuring fair value according to the following three-tier fair value hierarchy:
•Level 1 - Quoted prices for identical assets or liabilities in active markets accessible as of the measurement date;
•Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
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

	December 31, 2020	December 31, 2019
Carrying amount	$5,505	$6,995
Fair value	$5,485	$6,820

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
Investments in Real Estate Ventures at Fair Value
We report our two investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in the Consolidated Statements of Operations. Please see note 4 - Equity method Investments in real estate ventures carried at fair value for additional information.
For our investments in real estate ventures at fair value, we estimate the fair value using the level 3 Income Approach or a sales comparable approach to determine a fair value. Critical inputs to fair value estimates include various level 3 inputs such as valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As of December 31, 2020 and 2019, investments in the real estate ventures at fair value was approximately $6.3 million and $8.4 million, respectively.
Non-Recurring Fair Value Measurements
The Company may also value its non-financial assets and liabilities, including items such as long-lived assets, at fair value on a non-recurring basis to determine if impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.

12. STOCKHOLDERS EQUITY
Common Stock
Our certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. As of December 31, 2020, we are authorized to issue 59,780 thousand shares of Class A common stock and 220 thousand shares of Class B common stock, each with a par value of $0.01 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2020, we have not declared any dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to fifteen votes. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Class A common stock and Class B common stock are referred to as common stock throughout the notes to these financial statements, unless otherwise noted.
As of December 31, 2020, there were 8.0 million shares of Class A common stock issued and 7.9 million shares outstanding. As of December 31, 2020, there were 220 thousand shares of Class B common stock issued and outstanding.
Preferred Stock
The Company's certificate of incorporation authorizes the issuance of Series C non-convertible preferred stock, par value $0.01 per share and a stated value of $5.00 per share. As of December 31, 2020, the Company is authorized to issue 20.0 million shares of Series C preferred stock. As of December 31, 2020, there were 3.4 thousand shares of Series C preferred stock issued and outstanding. The Series C Preferred Stock has a discretionary, non-cumulative, dividend feature and is redeemable for $5.00 per share. The Series C Preferred Stock is redeemable by holders in the event of liquidation or change in control of the Company.
Stock-based Compensation Plans
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
The 2019 Plan authorized 2.5 million shares of our Class A Common Stock subject to adjustment for forfeitures and tax withholding. As of December 31, 2020 and 2019, there were 2.1 million shares available for issuance under the 2019 Plan.
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
The following table summarizes the assumptions used to calculate the fair value of options during 2019. There were no options granted in 2020.

2019
Weighted average fair value of options granted	$1.65
Dividend yields	—
Expected volatility	82.03%-82.32%
Weighted average expected volatility	82.27%
Weighted average risk-free interest rates	2.15%
Weighted average expected term (in years)	8

The following table summarizes information about stock option activity:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	418	$3.42	7.67	$9
Granted	104	1.89
Exercised	—	—
Forfeited or Expired	(7)	12.01
Outstanding at December 31, 2019	515	$2.96	7.24	$60
Granted	—	—
Exercised	—	—
Forfeited or Expired	(79)	3.75
Outstanding at December 31, 2020	436	$2.81	6.74	$424
Exercisable at December 31, 2020	274	$3.23	5.12	$256

As of December 31, 2020 and 2019, the weighted-average remaining contractual term of unexercised stock options was 5.1 years and 4.5 years, respectively.
A summary of the Company’s restricted share activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted unvested at January 1, 2019	138	$2.18
Granted	254	2.33
Vested	(46)	2.18
Forfeited or Expired	—	—
Outstanding at December 31, 2019	346	$2.29
Granted	636	1.96
Vested	(112)	2.27
Forfeited or Expired	—	—
Unvested at December 31, 2020	870	$2.06

As of December 31, 2020 and 2019, there was $1.1 million and $0.6 million, respectively, of unrecognized compensation cost related to nonvested stock options and restricted stock issuances granted under the 2019 Plan and 2004 Plan, respectively. The Company intends to issue new shares of its common stock upon vesting of restricted stock grants or the exercise of stock options.
In November 2014, our board of directors approved a share repurchase program authorizing the Company to repurchase up to 429 thousand shares of our Class A common stock in one or more open market or privately negotiated transactions depending on market price and other factors.
At December 31, 2020 and 2019, 404 thousand shares of our Class A common stock remain available for repurchase pursuant to our share repurchase agreement.
13. CONSOLIDATION OF VARIABLE INTEREST ENTITIES
Consolidated Real Estate Inventories in assets of discontinued operations
Included within the Company’s net loss from discontinued operations, net of tax are the activities of real estate entities that were determined to be VIEs. These entities have been established to own and operate real estate property and were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. Prior to July 23, 2019 the Company determined that it was the primary beneficiary of these VIEs as a result of the Company’s majority voting rights and complete operational control of these entities.

Prior to April 30, 2019, the Company evaluated Investors X and determined that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support and the Company was the primary beneficiary of the VIE as a result of its complete operational control of the activities that most significantly impact the economic performance and its obligation to absorb losses or receive benefits. As a result of the April 30, 2019 Master Transfer Agreement ("MTA") entered into between the Company and CDS, the Company determined that Investors X is considered held for sale effective April 30, 2019 and Investors X activities were reclassified to discontinued operations in the accompanying Consolidated Financial Statements.
On July 23, 2019, the Investors X operating agreement was amended to clarify certain definitions resulting in the Company no longer being the primary beneficiary of Investors X. Therefore, the assets and liabilities of Investors X were deconsolidated effective July 23, 2019 in the Consolidated Balance Sheets of the Company.
14. RELATED PARTY TRANSACTIONS
Lease for Corporate Headquarters
The Company previously leased its corporate headquarters from an affiliate controlled and owned by our CEO and family. On November 1, 2020, the Company relocated its corporate headquarters to a new office space pursuant to a ten year lease agreement with an affiliate controlled and owned by our Chief Executive Officer and family, as landlord. Future minimum lease payments under this lease, which expires on October 31, 2030, is $9.8 million. The Company is also responsible for the pro-rata share common area maintenance costs to the landlord.
For each of the years ended December 31, 2020 and 2019, total rental payments made were $0.5 million and $0.6 million, respectively. Rent expense for the years ended December 31, 2020 and 2019 was $0.6 million and $0.6 million, respectively. This is reflected within 'Direct costs - asset management' as it is a reimbursable costs under the 2019 AMA.
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
Pursuant to the 2019 AMA, the Company provides asset management services related to the build out, lease-up and stabilization, and management of the Anchor Portfolio. CDS pays the Company and its subsidiaries annual fees equal to the greater of either (i) an aggregate amount equal to the sum of (a) an asset management fee equal to 2.5% of revenues generated by properties included in the Anchor Portfolio; (b) a construction management fee equal to 4% of all costs associated with Anchor Portfolio projects in development; (c) a property management fee equal to 1% of the Anchor Portfolio revenues, (d) an acquisition fee equal to up to 0.5% of the purchase price of acquired assets; and (f) a disposition fee equal to 0.5% of the sales price of an asset on disposition; or (ii) an aggregate amount equal to the sum of (x) the employment expenses of personnel dedicated to providing services to the Anchor Portfolio pursuant to the 2020 AMA, (y) the costs and expenses of the Company related to maintaining the public listing of its shares and complying with related regulatory and reporting obligations, and (z) a fixed annual payment of $1.0 million.
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
The 2019 AMA will terminate on December 31, 2027 (“Initial Term”), an extension from the original termination date of December 31, 2022, and will automatically renew for successive additional one year terms (each an “Extension Term”) unless CDS delivers written notice of non-renewal of the 2190 AMA at least 180 days prior to the termination date of the Initial Term or any Extension Term. Twenty-four months after the effective date of the 2019 AMA, CDS is entitled to terminate the 2019 AMA without cause upon 180 days advance written notice to CAM. In the event of such a termination and in addition to the payment of any accrued annual fees due and payable as of the termination date under the 2019 AMA, CDS is required to pay a termination fee equal to (i) the Market Rate Fee or the Cost Plus Fee paid to CAM for the calendar year immediately preceding the termination , and (ii) a one-time payment of the Incentive Fee as if the CRE Portfolio were liquidated for fair market value as of the termination date; or the continued payment of the Incentive Fee as if a termination had not occurred.
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
Business Management Agreements
On April 30, 2019, CAM entered into a Business Management Agreement (the “BMA”) with Investors X, whereby CAM will provide Investors X with asset and professional services related to the wind down of the Company’s divested homebuilding operations and the continuation of services related to the Company’s divested land development activities. The aggregate fee payable to CAM from Investors X under the Management Agreement is $937.5 thousand, payable in fifteen quarterly installments of $62.5 thousand each.
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
See Note 8 - Debt for further description of the CGF Private Placement and the Revolver.
Revenues from Related Parties
The following table details the revenue earned from related parties.

	Years ended
	2020	2019
Related party revenue
Asset management	$21,818	$19,370
Real estate services	945	1,192
Total Related Party Revenue	$22,763	$20,562
15. UNCONSOLIDATED JOINT VENTURE
The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture was $29.0 thousand and $125.0 thousand as of December 31, 2020 and 2019, respectively, and is included within ‘Prepaid and other assets, net’ in the accompanying Consolidated Balance Sheets. Earnings for the years ended December 31, 2020 and 2019, from this unconsolidated joint venture of $33 thousand and $222 thousand, respectively, is included in ‘Other income, net’ in the accompanying Consolidated Statement of Operations. During the years ended December 31, 2020 and 2019, the Company collected and recorded a distribution of $130 thousand and $172 thousand, respectively, from this joint venture as a return on investment.
Summarized financial information for the unconsolidated joint venture is as follows:

	Years ended December 31,
	2020	2019
Statement of Operations:
Total net revenue	$185	$558
Total expenses	119	115
Net income	$66	$443
Comstock Holding Companies, Inc. share of net income	$33	$222
16. REVENUE

The following table presents the Company’s revenues from contracts with customers disaggregated by categories which best represents how the nature, amount, timing and uncertainty of revenues are affected by economic factors.

	Years ended December 31,
	2020	2019
Revenue by customer
Related party	$22,763	$20,562
Commercial	5,963	4,755
Total Revenue by Customer	$28,726	$25,317

	Years ended December 31,
	2020	2019
Revenue by contract type
Fixed-price	$5,229	$4,137
Cost-plus	13,702	14,546
Time and Material	9,795	6,634
Total Revenue by contract type	$28,726	$25,317

For the years ended December 31, 2020 and 2019, $28.0 million and $23.3 million of our revenues were earned for contracts where revenue is recognized over time, respectively. For the years ended December 31, 2020 and 2019, $0.8 million and $2.1 million of our revenues were earned for contracts where revenue is recognized at a point in time, respectively.
17. NET INCOME (LOSS) PER SHARE
The weighted average shares and share equivalents used to calculate basic and diluted (loss) income for continuing and discontinued operations per share for the years ended December 31, 2020 and 2019 are presented in the accompanying Consolidated Statements of Operations. Restricted stock awards, stock options and warrants for the years ended December 31, 2020 and 2019 are included in the diluted income (loss) per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.
The following share equivalents have been excluded from the continuing operations dilutive share computation for the years ended December 31, 2020 and 2019 as their inclusion would be anti-dilutive.

	Years Ended December 31,
	2020	2019
Restricted stock awards	1	—
Stock options	134	237
Warrants	548	604
	683	841

The following share equivalents have been excluded from the discontinued operations dilutive share computation for the years ended December 31, 2020 and 2019 as their inclusion would be anti-dilutive.

	Years Ended December 31,
	2020	2019
Restricted stock awards	—	207
Stock options	—	263
Warrants	—	604
	—	1,074
18. INCOME TAXES

During the year ended December 31, 2020, the Company recognized income tax expense of $25 thousand from continuing operations and the effective tax rate was 0.45%. During the year ended December 31, 2019, the Company recognized income tax expense of $2 thousand and the effective tax rate was 0.29%.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. The cumulative loss incurred by the Company over the three-year period ended December 31, 2020 constitutes a significant piece of objective negative evidence. Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future profitability and growth. Based on this evaluation, as of December 31, 2020, the Company maintained a full valuation allowance against net deferred tax assets as their realization did not meet the more-likely-than-not criterion. The amount of deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability and growth. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance.
The Company currently has approximately $146 million in Net Operating Losses (“NOLs), which is based on current statutory tax rates, including the lower corporate tax rate enacted by the Tax Act. If unused, these NOLs will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. We estimate that as of December 31, 2020, the three-year cumulative shift in ownership of the Company’s stock has not triggered a limitation in the use of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of December 31, 2020, because the Company has recorded a full valuation allowance on substantially all of its net deferred tax assets.
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
The Company has not recorded any accruals related to uncertain tax positions as of December 31, 2020 and 2019, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2019 tax years remain subject to examination by federal and most state tax authorities. The income tax provision for continuing operations consists of the following as of December 31:

	2020	2019
Deferred:
Federal	$(143)	$178
State	(26)	32
	(169)	210
Valuation allowance	194	(208)
Total income tax expense	$25	$2

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss and tax credit carryforwards	$37,899	$37,440
Stock based compensation	648	502
Investment in affiliates	264	482
Deferred Revenue - Advance payment	—	64
Other	14	213
Depreciation and amortization	37	—
	38,862	38,701
Less - valuation allowance	(38,780)	(38,601)
Net deferred tax assets	82	100
Deferred tax liabilities:
Depreciation and amortization	—	(55)
Goodwill amortization	(103)	(56)
Net deferred tax liabilities	(103)	(111)
Net deferred tax assets (liabilities)	$(21)	$(11)

A reconciliation of the statutory rate and the effective tax rate after adjustments for non-includable partnership income arising from non-controlling interest follows:

	2020	2019
Federal statutory rate	(21.00%)	(21.00%)
State income taxes - net of federal benefit	(4.93%)	(4.74%)
Permanent differences	22.77%	(0.44%)
Return to provision adjustments	(0.81)%	0.42%
Change in valuation allowance	(8.48)%	25.47%
Current state income tax	—%	—%
Change in enacted state rates	13.53%	—%
Other, net	(1.53)%	—%
Effective tax rate	(0.45%)	(0.29%)
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
The Company did not carry any assets or liabilities from discontinued operations on the consolidated balance sheet as of December 31, 2020 and 2019.

The operating results of the discontinued operations that are reflected on the Consolidated Statement of Operations within the net income (loss) from discontinued operations are as follows:

Year Ended December 31, 2019
Revenues
Revenue—homebuilding	$14,919
Total revenue	14,919
Expenses
Cost of sales—homebuilding	14,901
Sales and marketing	270
General and administrative	21
Loss from discontinued operations before income taxes	(273)
Income tax benefit	(15)
Net loss from discontinued operations	(258)
Net income attributable to non-controlling interests	313
Net loss attributable to Comstock Holding Companies, Inc.	$(571)
20. SEGMENT DISCLOSURES
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
The following table includes the Company’s two reportable segments of Asset Management and Real Estate Services, excluding discontinued operations, for the year ended December 31, 2020 and 2019.

	Asset Management	Real Estate Services	Total (from continuing operations)
Twelve Months Ended December 31, 2020
Gross revenue	$21,923	$6,803	$28,726
Gross profit	3,478	2,706	6,184
Net income	1,542	540	2,082
Total assets	24,886	3,693	28,579
Depreciation, amortization, and stock based compensation	774	227	1,001
Interest expense	$344	$35	$379

	Asset Management	Real Estate Services	Total (from continuing operations)
Twelve Months Ended December 31, 2019
Gross revenue	$19,605	$5,712	$25,317
Gross profit	3,044	1,101	4,145
Net income (loss)	1,737	(273)	1,464
Total assets	15,270	4,663	19,933
Depreciation, amortization, and stock based compensation	430	266	696
Interest expense	$390	$84	$474

21. SUBSEQUENT EVENTS
Legal entity names changes
On February 18, 2021, the Company amended the entity names for several subsidiaries as part of operational efficiency enhancements initiated in the first quarter of 2021. The entity names were changed for the following Company subsidiaries: (a) CDS Asset Management, LC is now CHCI Asset Management, LC, (b) Comstock Commercial Management, LC is now CHCI Commercial Management, LC, (c) Comstock Residential Management, LC is now CHCI Residential Management, LC, CDS Capital Management, L.C. is now CHCI Capital Management, LC and Comstock Real Estate Services, LC is now CHCI Real Estate Services, L.C.
Momentum at Shady Grove Metro final payment
In connection with the Momentum at Shady Grover Metro Station project, a subsidiary of the Company received the final payment for real estate development management services from the Comstock Stratford JV on February 23, 2021.