Form 10-Q
period 2021-03-31
Comstock Holding Companies, Inc.
filed 2021-05-14
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 14, 2021, 8,089,457 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,657	$7,032
Trade receivables, net	1,437	1,482
Trade receivables - related parties	4,922	3,598
Prepaid and other assets, net	327	242
Total current assets	13,343	12,354

Equity method investments at fair value	4,665	6,307
Fixed assets, net	242	266
Goodwill	1,702	1,702
Operating lease right-of-use assets	7,749	7,914
Intangible assets, net	19	36
TOTAL ASSETS	$27,720	$28,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued personnel costs	$961	$2,442
Accounts payable	692	523
Accrued liabilities	1,221	964
Short term operating lease liabilities	581	569
Short term notes payable	96	5
Total current liabilities	3,551	4,503

Long term notes payable - due to affiliates	5,500	5,500
Long term operating lease liabilities, net of current portion	7,211	7,361
TOTAL LIABILITIES	$16,262	$17,364

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series C preferred stock $0.01 par value, 20,000,000 shares authorized, 3,440,690 issued and outstanding and liquidation preference of $17,203 at March 31, 2021 and December 31, 2020	$6,765	$6,765
Class A common stock, $0.01 par value, 59,779,750 shares authorized, 8,057,989 and 7,953,729 issued, and 7,972,419 and 7,868,159 outstanding at March 31, 2021 and December 31, 2020, respectively	81	79
Class B common stock, $0.01 par value, 220,250 shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020	2	2
Additional paid-in capital	200,141	200,147
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(192,869)	(193,116)
TOTAL COMSTOCK HOLDING COMPANIES, INC. EQUITY	$11,458	$11,215
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,720	$28,579
The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Asset management	$6,840	$5,435
Real estate services	1,477	1,531
Total revenue	8,317	6,966
Operating expenses
Direct costs - asset management	6,078	4,632
Direct costs - real estate services	1,087	1,216
General and administrative	694	727
Sales and marketing	158	200
Operating income	300	191
Interest expense	(58)	(164)
Other (loss) income, net	(11)	9
Income before income tax expense	231	36
Income tax expense	(2)	(1)
Gain (loss) on equity method investments carried at fair value	18	(47)
Net income (loss)	$247	$(12)

Income (loss) per share
Basic net income (loss) per share	$0.03	$—
Diluted net income (loss) per share	$0.03	$—

Basic weighted average shares outstanding	8,166	8,003
Diluted weighted average shares outstanding	8,977	8,003

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series C Preferred Stock		Class A		Class B		Additional paid-in capital	Treasury stock	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	3,441	$6,765	7,953	$79	220	$2	$200,147	$(2,662)	$(193,116)	$11,215
Stock compensation and issuances	—	—	143	2	—	—	182	—	—	184
Accrued liability settled through issuance of stock	—	—	1	—	—	—	7	—	—	7
Shares withheld related to net share settlement of restricted stock awards	—	—	(39)	—	—	—	(195)	—	—	(195)
Net income	—	—	—	—	—	—	—	—	247	247
Balance at March 31, 2021	3,441	$6,765	8,058	$81	220	$2	$200,141	$(2,662)	$(192,869)	$11,458

	Series C Preferred Stock		Class A		Class B		Additional paid-in capital	Treasury stock	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	3,441	$6,765	7,850	$78	220	$2	$199,372	$(2,662)	$(195,198)	$8,357
Stock compensation and issuances	—	—	52	1	—	—	212	—	—	213
Accrued liability settled through issuance of stock	—	—	11	—	—	—	20	—	—	20
Shares withheld related to net share settlement of restricted stock awards	—	—	(16)	—	—	—	(31)	—	—	(31)
Net loss	—	—	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2020	3,441	$6,765	7,897	$79	220	$2	$199,573	$(2,662)	$(195,210)	$8,547

The accompanying notes are an integral part of these consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$247	$(12)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Amortization of loan discount, loan commitment and deferred financing fees	—	24
Amortization and depreciation expense	49	65
Amortization of right-of-use asset	165	—
Earnings from unconsolidated joint venture, net of distributions	12	105
Stock compensation	184	213
Change in fair value of equity method investment	(18)	47
Changes in operating assets and liabilities:
Trade receivables - related parties	(1,324)	308
Trade receivables	45	398
Accrued personnel costs	(1,481)	(2,458)
Prepaid and other assets	(97)	(239)
Accrued liabilities	264	478
Accounts payable	169	(845)
Lease liabilities	(138)	8
Net cash used in operating activities	(1,923)	$(1,908)
Cash flows from investing activities:
Purchase of fixed assets	(8)	(9)
Distributions from equity method investments carried at fair value	1,660	144
Net cash provided by investing activities	1,652	135
Cash flows from financing activities:
Proceeds from notes payable	120	5,554
Payments on notes payable	(29)	(81)
Taxes paid related to net share settlement of equity awards	(195)	(31)
Net cash (used in) provided by financing activities	(104)	5,442
Net (decrease) increase in cash and cash equivalents	(375)	3,669
Cash and cash equivalents, beginning of period	7,032	3,511
Cash and cash equivalents, end of period	$6,657	$7,180

Supplemental cash flow information:
Interest paid	$58	$143
Supplemental disclosure for non-cash investing and financing activities:
Accrued liability settled through issuance of stock	$7	$20
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock”, “CHCI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and other applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Such financial statements do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has included all necessary adjustments and disclosures. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted asset management and services company primarily focused in the Washington, D.C. Metropolitan Statistical Area. In February 2021, the Company amended the entity names for several subsidiaries as part of operational efficiency enhancements initiated in the first quarter of 2021. The entity names were changed for the following Company subsidiaries: (a) CDS Asset Management, LC is now CHCI Asset Management, LC, (b) Comstock Commercial Management, LC is now CHCI Commercial Management, LC, (c) Comstock Residential Management, LC is now CHCI Residential Management, LC, (d) CDS Capital Management, L.C. is now CHCI Capital Management, LC and (e) Comstock Real Estate Services, LC is now CHCI Real Estate Services, L.C.
The Company operates through five primarily real estate focused subsidiaries – CHCI Asset Management, LC (“CAM”), CHCI Residential Management, LC, CHCI Commercial Management, LC, Park X Management, LC and Comstock Environmental Services, LLC (“CES”). References in these Consolidated Financial Statements to “Comstock,” “Company”, “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries unless the context suggests otherwise.
The Company’s Class A common stock is traded on the NASDAQ Capital Market under the symbol “CHCI”.
Throughout this quarterly report on Form 10-Q, amounts are in thousands, except per share data, number of stock options, number of stock awards, or as otherwise noted.
The Consolidated Balance Sheet as of December 31, 2020 was derived from the audited financial statements contained in the 2020 Form 10-K.
For the three months ended March 31, 2021 and 2020, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.
Certain amounts in the prior period have been reclassified to conform to the current year presentation in connection with the classification of 'General and administrative' expenses on the consolidated statement of operations and the accompanying notes to the condensed consolidated financial statements. The reclassification had no effect on the previously reported totals (e.g. operating income, income before income tax, and net income).
Recent Developments
In April 2021, the Company was notified by the Lender that the Lender had received payment in full of the PPP Loan from the United States government, and the Company's PPP Loan had been forgiven (See Note 7 – Coronavirus Aid and Relief and Economic Security Act).
Use of Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts for the reporting periods. We base these estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate these estimates and judgments on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Material estimates are utilized in the valuation of deferred tax assets, analysis of goodwill impairment, valuation of equity-based compensation, capitalization of costs, and fair value of financial instruments (including the fair value of our equity method investments).
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740, Income Tax and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those periods. The Company adopted ASU 2019-12 as of January 1, 2021. The adoption did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments", which modifies how companies recognize expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. Existing GAAP requires an “incurred loss” methodology whereby companies are prohibited from recording an expected loss until it is probable that the loss has been incurred. ASU 2016-13 requires companies to use a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broad range of reasonable and supportable information to record and report credit loss estimates, even when the CECL is remote. Companies will be required to record the allowance for credit losses and deduct that amount from the basis of the asset. The guidance is effective for the Company for financial statement periods beginning after December 15, 2022, although early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
We assessed other accounting pronouncements issued or effective during the three months ended March 31, 2021 and deemed they were either not applicable to us or are not anticipated to have a material effect on our consolidated financial statements. Other standards previously issued and adopted by the Company have been disclosed in previous filings.
2. INVESTMENTS IN UNCONSOLIDATED ENTITIES
Investments carried at fair value
Based upon elections made at the date of investment, the Company reports the equity method investments in real estate ventures at fair value. For such investments, the Company increases or decreases the investment each reporting period by the change in the fair value and the Company reports the fair value adjustments in the Consolidated Statement of Operations in the ‘Gain (loss) on equity method investments carried at fair value’ line item. Changes in fair value of the Company's investment in Investors X (defined below) are impacted by distributions as the fair value is based on finite cash flows from the wind-down of that entity.
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
As of March 31, 2021 and December 31, 2020, the fair value of the Company’s investment in Investors X is $3.5 million and $5.1 million, respectively. The Company received distributions of $1.7 million during the three months ended March 31, 2021 and recognized no gain or loss in fair value.
The Hartford
On December 30, 2019, the Company made an investment related to the purchase of a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia (the “Hartford”). The Company owns a 2.5% equity interest in the asset at a cost of approximately $1.2 million. The Company has elected to account for the equity method investment in the Hartford at fair value. Fair value is determined using an income approach and sales comparable approach models. As of March 31, 2021 and December 31, 2020, the fair value of the Company’s investment in the Hartford was

$1.2 million. The fair value of the Company's investment in the Hartford remained at approximately $1.2 million during the three months ended March 31, 2021. The Company received no distributions during the three months ended March 31, 2021.
Fair value of equity method investments are classified as Level 3 of the fair value hierarchy. As of March 31, 2021 and December 31, 2020, the Company had equity method investments in real estate ventures at fair value of $4.7 million and $6.3 million, respectively. The table below shows the change in the Company’s investments in real estate ventures reported at fair value:

Fair value of investments as of December 31, 2020	$6,307
Distributions	(1,660)
Change in fair value	18
Fair value of investments as of March 31, 2021	$4,665
See Note 12 – Related Party Transactions for additional discussion of our investments in real estate ventures at fair value.
Investments using equity method
The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture was $17 thousand and $29 thousand as of March 31, 2021 and December 31, 2020, respectively, and is included within ‘Prepaid and other assets, net’ in the accompanying Consolidated Balance Sheets.
The Company’s share of loss for the three months ended March 31, 2021 and 2020 from this unconsolidated joint venture of $12 thousand and $3 thousand, respectively, is included in ‘Other income (loss), net’ in the accompanying Consolidated Statement of Operations. During the three months ended March 31, 2021 and 2020 the Company collected and recorded no distributions and $108 thousand, respectively, from this joint venture as a return on investment.
3. GOODWILL & INTANGIBLES
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
As of March 31, 2021 and December 31, 2020, the balance of goodwill was $1.7 million. This goodwill is reflected within our Real Estate Services segment. There were no events indicating a potential change in recoverability of goodwill during the three months ended March 31, 2021.
Intangible assets include customer relationships which have an amortization period of four years. During the three months ended March 31, 2021 and 2020, $17 thousand of intangible asset amortization was recorded in ‘General and administrative’ expense on the Consolidated Statements of Operations, respectively.
4. LEASES
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

ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's leases are generally not determinable; therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company looks to similar corporate credit ratings and bond yields when determining the incremental borrowing rate. As of November 1, 2020, at the lease commencement of the new corporate office in Reston, VA, the Company's incremental borrowing rate was determined to be 4.25%.

The Company has operating leases for its office facilities as well as for office equipment. The Company's leases have remaining terms of less than one year to 10 years. The leases can contain various renewal and termination options. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period which is subject to an option to terminate the lease is excluded if it is reasonably certain that the option will not be exercised. Lease costs related to the Company's operating leases are generally recognized as a single ratable lease cost over the lease term. See Note 12 - Related Party Transactions for rent expense paid and recognized for the corporate office to related parties.
On August 1, 2020 the Company terminated an office lease in Conshohocken, PA which it had previously determined would be reasonably certain to continue until 2022. The Company subsequently executed a month-to-month lease agreement for the office space. The Company does not expect the new month-to-month lease to continue for more than twelve months. Since the lease is less than twelve months, the Company has elected to recognize the lease payments as lease cost on a straight-line basis over the lease term.
The Company does not have any leases which have not yet commenced as of March 31, 2021.
5. REVENUE
The Company’s revenues consist primarily of
•Asset Management;
•Property Management;
•Capital Markets;
•Leasing;
•Project & Development Services; and
•Environmental Remediation
Asset Management
Asset Management primarily provides comprehensive real estate asset management services to the CDS Portfolio, representing a series of daily performance obligations delivered over time. Pricing includes a cost-plus management fee or a market-rate fee or a market-rate fee form of variable consideration. The Company earns whichever is higher. See Note 12 – Related Party Transactions.
The amount of revenue recognized is presented on a gross basis for any services provided by our employees, as we control them. This is evidenced by our obligation for their performance and our ability to direct and redirect their work, as well as negotiate the value of such services. In the instances where we do not control third-party services delivered to the client, we report revenues net of the third-party reimbursements. Consistent with the transfer of control for distinct, daily services to the customer, revenue is typically recognized at the end of each period for the fees associated with the services performed.
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
Contract Costs
Expenses, primarily employee commissions, incurred on leasing and capital markets transactions represent substantially all of our incremental costs to obtain revenue contracts. Since the amortization period is one year or less we recognize these costs as an operating expense as they are incurred.

The following table presents the Company’s sales from contracts with customers disaggregated by categories which best represents how the nature, amount and timing and uncertainty of sales are affected by economic factors.

	Three Months Ended March 31,
	2021	2020
Revenue by customer
Related party	$6,939	$5,484
Commercial	1,378	1,482
Total Revenue by customer	$8,317	$6,966

Revenue by contract type
Fixed-price	$1,732	$1,888
Cost-plus	4,290	3,434
Time and Material	2,295	1,644
Total Revenue by contract type	$8,317	$6,966

For the three months ended March 31, 2021 and 2020, $8.3 million and $6.8 million, respectively, of our revenues were earned for contracts where revenue is recognized over time. For the three months ended March 31, 2021 and 2020, $9 thousand and $187 thousand, respectively, of our revenues were earned for contracts where revenue is recognized at a point in time.
6. DEBT
As of March 31, 2021, notes payable consisted of the following:

	March 31, 2021	December 31, 2020
Notes payable - due to affiliates, unsecured	5,500	5,500
Unsecured financing	96	5
Total notes payable	$5,596	$5,505
As of March 31, 2021, net maturities and/or curtailment obligations of all borrowings are as follows:

2021	$96
2022	—
2023	5,500
Total	$5,596
Unsecured financing
The Company finances its professional liability insurance policies that renew on March 1 of each year under a premium finance agreement payable within a one year term. At December 31, 2020, the balance on this loan was $5 thousand and the interest rate was 3.3%. As of March 31, 2021, the balance on this loan was $96 thousand and the interest rate was 2.4%.
Notes payable, due to affiliates – unsecured
Revolving Capital Line of Credit
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with CP Real Estate Services, LC (formerly known as Comstock Development Services, LC) (“CDS”), pursuant to which the Company secured a $10.0 million capital line of credit (the “Revolver”).  Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum on advances made under the Revolver, payable monthly in arrears.  The five-year term facility allows for interim draws that carry a maturity date of 12 months from the initial date of the disbursement unless a longer initial term is agreed to by CDS.  On March 27, 2020, the Company borrowed $5.5 million under the Revolver. The $5.5 million borrowed has a maturity date of April 30, 2023.
Comstock Growth Fund
On October 17, 2014, the Company entered into an unsecured promissory note with Comstock Growth Fund (“CGF”) whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, the Company entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to CDS. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the CGF promissory note. Concurrently, the face amount of the CGF promissory note was reduced to $5.7 million. The CGF Note was repaid prior to maturity during the year ended December 31, 2020.

For the three months ended March 31, 2021 and 2020, the Company made interest payments for all debt facilities of $58 thousand and $143 thousand, respectively.
During the three months ended March 31, 2021, the Company did not make principal payments for the Revolver. During the three months ended March 31, 2020, the Company retired $5.7 million of outstanding borrowings for the CGF Note.
7. CORONAVIRUS AID RELIEF AND ECONOMIC SECURITY ACT
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
In April 2020, the Company received proceeds of $1.95 million under the PPP (the "PPP Loan") provided by Mainstreet Bank (the “Lender”). Based on the term and conditions of the loan agreement, the term of the PPP loan is two years with an annual interest rate of 1% and principal and interest payments will be deferred for the first six-months of the loan term, which has been updated according to the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The Company recognized PPP funding as a contra-expense during the three months ended June 30, 2020, when qualified expenses were incurred. The Lender received notice that the PPP Loan was fully forgiven by the SBA in April 2021.
Deferral of Social Security Tax Payments
Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company has elected to defer payments of its share of Social Security tax due during the "payroll tax deferral period". The payroll tax deferral period began on August 1, 2020 and ended December 31, 2020. At March 31, 2021 the total amount of such deferral was $193 thousand and is reflected within 'Accrued personnel costs' on our consolidated balance sheet. Per the terms of the deferral program, 50% of the deferred amount is due on December 31, 2021, and the remaining 50% is due on December 31, 2022 at 0% interest.
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

9. FAIR VALUE DISCLOSURES
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

	March 31, 2021	December 31, 2020
Carrying amount	$5,596	$5,505
Fair value	$5,579	$5,485
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
For our investments in real estate ventures at fair value, we estimate the fair value using the level 3 Income Approach or a sales comparable approach to determine a fair value. Critical inputs to fair value estimates include various level 3 inputs such as valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As of March 31, 2021 and December 31, 2020, investments in the real estate ventures at fair value were approximately $4.7 million and $6.3 million, respectively.
Non-Recurring Fair Value Measurements
The Company may also value its non-financial assets and liabilities, including items such as long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.
10. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS
During the three months ended March 31, 2021, the Company issued no stock options and 165,809 restricted stock awards to employees. During the three months ended March 31, 2020, the Company issued no stock options and 630,352 restricted stock awards to employees.
Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. The following table reflects the statements of operations line items for stock-based compensation for the periods presented:

	Three Months Ended March 31,
	2021	2020
General and administrative - real estate services	$31	$22
General and administrative - asset management	153	191
	$184	$213
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

As of March 31, 2021, the weighted-average remaining contractual term of unexercised stock options was 5 years. As of March 31, 2021 and December 31, 2020, there was $1.4 million and $1.1 million, respectively, of unrecognized compensation cost related to stock options and restricted stock awards.
The Company intends to issue new shares of its Class A common stock upon vesting of restricted stock grants or the exercise of stock options.
11. INCOME (LOSS) PER SHARE
The weighted average shares and share equivalents used to calculate basic and diluted (loss) income from continuing operations for the three months ended March 31, 2021 and 2020 are presented in the accompanying consolidated statements of operations. Restricted stock awards, stock options and warrants for the three months ended March 31, 2021 and 2020 are included in the diluted income (loss) per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.
The following share equivalents have been excluded from the continuing operations dilutive share computation for the three months ended March 31, 2021 and 2020 as their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Restricted stock awards	—	174
Stock options	46	255
Warrants	149	726
	195	1,155
12. RELATED PARTY TRANSACTIONS
Lease for Corporate Headquarters
The Company previously leased its corporate headquarters from an affiliate controlled and owned by our CEO and family. On November 1, 2020, the Company relocated its corporate headquarters to a new office space pursuant to a ten year lease agreement with an affiliate controlled and owned by our Chief Executive Officer and family, as landlord. Future minimum lease payments under this lease, which expires on October 31, 2030, is $9.6 million. The Company is also responsible for the pro-rata share of common area maintenance costs to the landlord.
For the three months ended March 31, 2021 and 2020, total rental payments made were $298 thousand and $142 thousand, respectively. This is reflected within 'Direct costs - asset management' as it is a reimbursable cost under the 2019 AMA.
Asset Management Agreement ("AMA")
On March 30, 2018, CAM, an entity wholly owned by the Company, entered into the AMA with CDS. The effective date of the AMA is January 2, 2018. Pursuant to the AMA, CDS has engaged CAM to manage and administer the CDS’ commercial real estate portfolio and the day to-day operations of CDS and each property-owning subsidiary of CDS (the "CDS Portfolio"). Pursuant to the terms of the AMA, CAM will provide investment advisory, development and asset management services necessary to build out, stabilize and manage certain assets.
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
As of March 31, 2021 and December 31, 2020, the Company had $4.9 million and $3.6 million, respectively, of receivables from related parties, primarily related to the 2019 AMA. The Company does not record an allowance for doubtful accounts due to the related party nature of the receivables.
2019 Amended Asset Management Agreement ("2019 AMA")
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
Private Placements and Promissory Notes
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with CDS, pursuant to which the Company secured a $10.0 million capital line of credit (the “Revolver”).  Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the WSJ Prime Rate plus 1.00% per annum on advances made under the Revolver, payable monthly in arrears.  The five-year term facility allows for interim draws that carry a maturity date of 12 months from the initial date of the disbursement unless a longer initial term is agreed to by CDS. On March 27, 2020 the Company borrowed $5.5 million under the Revolver. On April 10, 2020, the capital provided to the Company by the Revolver was utilized to retire all of the Company’s 10% corporate indebtedness owed to CGF.
See Note 6 - Debt for further description of the CGF Private Placement and the Revolver.
Revenues from Related Parties
The following table details the revenue earned from related parties:

	Three Months Ended March 31,
	2021	2020
Revenue by customer
Related party	$6,939	$5,484
Commercial	1,378	1,482
Total revenue	$8,317	$6,966

13. INCOME TAXES
For the three months ended March 31, 2021 and 2020, the Company recognized deferred income tax expense of $2 thousand and $1 thousand, respectively. The effective tax rate for the three months ended March 31, 2021 and 2020 is 0.59% and (5.12)%, respectively.
The Company currently has approximately $146 million in federal and state NOLs. If unused, these NOLs will begin expiring in 2027. Under Internal Revenue Code Section 382 (“Section 382”), if a change in ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired.
The Company assesses uncertain tax positions and has not recorded any accruals related to uncertain tax positions as of March 31, 2021 and 2020. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2020 tax years remain subject to examination by federal and most state tax authorities.
14. SEGMENT DISCLOSURES
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
The following table includes the Company’s two reportable segments of Asset Management and Real Estate Services, excluding discontinued operations, for the three months ended March 31, 2021 and 2020.

	Asset Management	Real Estate Services	Total
Three Months Ended March 31, 2021
Gross revenue	$6,840	$1,477	$8,317
Gross profit	762	390	1,152
Net income	403	(156)	247
Total assets	23,778	3,942	27,720
Three Months Ended March 31, 2020
Gross revenue	$5,435	$1,531	$6,966
Gross profit	803	315	1,118
Net loss	284	(296)	(12)
Total assets	19,661	3,129	22,790

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
As of March 31, 2021, our AUM consisted of 26 operating assets comprising 13 commercial assets totaling approximately 1.9 million square feet and 4 multifamily assets totaling 1,123 units, and 9 commercial garages comprised of over

8,000 parking spaces. Additionally, we have: (i) one commercial asset currently under-construction and scheduled for delivery in 2022 totaling approximately 250,000 square feet that is 99% pre-leased; and (ii) 18 development pipeline assets consisting of approximately 2.0 million square feet of additional planned commercial development, approximately 1,700 multifamily units and 2 hotel assets that will include 370 keys.
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

Managed Portfolio

Reston Station
Reston Station, located at the terminus of Phase I of Metro’s Silver Line, is strategically located midway between Tysons Corner and Dulles International Airport. Reston Station is among the largest mixed-use, transit-oriented developments in the Washington, DC area and the Reston Station neighborhood spans the Dulles Toll Road and surrounds the first, and currently only, Metro rail station in the Dulles Corridor. Covering a total of approximately 60 acres, assets included in Comstock’s managed portfolio cover approximately 37 of the 60-acre neighborhood and will, upon full build-out, include approximately five million square feet of mixed-used development. Currently, Comstock’s managed portfolio of Reston Station has approximately 1.7 million square feet of mixed-use development completed, including 448 residential units, approximately 1.2 million square feet of office, approximately 40,000 square feet of retail and more than 6,000 parking spaces, including one of the largest underground commuter parking garages and bus transit facilities in the region. The Company is providing a wide variety of its real estate and asset management services to the project pursuant to the 2019 AMA, including development and construction management services, leasing management services, property management services, capital markets services, and environmental services.

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

Results of Operations
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Revenue – asset management
Revenue from asset management for the three months ended March 31, 2021 and 2020 was $6.8 million and $5.4 million, respectively. This represents an increase of $1.4 million, or 25.9%, compared to prior year. Revenue increased primarily due to costs that are reimbursable from CDS under the 2019 AMA and recognized as revenue along with the growth in assets under management.
Revenue – real estate services
Revenue from real estate services for the three months ended March 31, 2021 and 2020 was $1.48 million and $1.53 million, respectively. The slight decrease in quarter over quarter revenues of $54 thousand or 4% was primarily attributable to non-recurring COVID-19 environmental remediation projects in the three months ended March 31, 2020.
Direct costs – asset management
Direct costs – asset management for the three months ended March 31, 2021 and 2020 was $6.1 million and $4.6 million, respectively. This 31.2% increase amounts to a $1.45 million increase to direct costs - asset management was primarily attributable to an increase in personnel expenses due to the growth of our property management business.
Direct costs – real estate services
Direct costs – real estate services for the three months ended March 31, 2021 and 2020 was $1.1 million and $1.2 million, respectively. For the three months ended March 31, 2021 direct costs - real estate services decreased $0.1 million or 10.6% primarily due to decreased personnel and subcontractor costs associated with non-recurring COVID-19 environmental remediation projects.
General and administrative
General and administrative expenses for the three months ended March 31, 2021 and 2020 was $694 thousand and $727 thousand, respectively. For the three months ended March 31, 2021, general and administrative costs decreased $33 thousand or 4.5% primarily attributable to a decrease in headcount within our Real Estate Services segment.
Selling and Marketing
Selling & marketing expenses for the three months ended March 31, 2021 and 2020 was $158 thousand and $200 thousand, respectively. The decrease is attributable to a slight decrease in selling and marketing expenses for our Environmental business unit.
Interest Expense
For the three months ended March 31, 2021 and 2020, the Company’s interest expense was $58 thousand and $164 thousand, respectively. The 64.6% reduction to interest expense quarter over quarter amounts to an $106 thousand decrease in interest expense primarily related to the retiring of the Comstock Growth Fund loan during the three months ended June 30, 2020.
Income taxes
For the three months ended March 31, 2021 and 2020, the Company recognized deferred income tax expense of $2 thousand and $1 thousand, respectively.
Liquidity and Capital Resources
We finance our Asset Management and Real Estate Services operations, capital expenditures, and business acquisitions with internally generated funds, distributions from our equity method investments, and borrowings from our credit facilities. See Note 6 in the accompanying consolidated financial statements for more details on our debt and credit facilities.

Cash Flow
For the three months ended March 31, 2021, net cash used in operating activities was $1.9 million, primarily related to the increase in related party receivables and the payment of accrued personnel costs. For the three months ended March 31, 2020, net cash used in operating activities was $1.9 million, primarily related to payment of accrued personnel costs and accounts payable.
Net cash provided by investing activities of $1.7 million and $135 thousand for the three months ended March 31, 2021 and 2020, respectively was primarily related to distributions from equity method investments.
Net cash used in financing activities for the three months ended March 31, 2021 was $104 thousand which was primarily related to taxes paid related to net share settlement of equity awards net of proceeds from notes payable. Net cash provided by financing activities was $5.4 million for the three months ended March 31, 2020 which was primarily related to proceeds from the Revolver of $5.5 million.
Critical Accounting Policies and Estimates
There have been no other significant changes to our critical accounting policies and estimates during the three months ended March 31, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Issued Accounting Standards
See Note 1 - Organization and Basis of Presentation to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
None.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.
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
Changes in Internal Control over Financial Reporting

No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 8 - Commitments and Contingencies to the accompanying condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101,DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 14, 2021	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)