Form 10-Q
period 2021-06-30
Comstock Holding Companies, Inc.
filed 2021-08-16
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 16, 2021, 8,099,431 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$10,205	$7,032
Trade receivables	26	62
Trade receivables - related parties	3,038	3,568
Prepaid and other assets	265	215
Current assets held for sale	4,100	1,477
Total current assets	17,634	12,354

Deferred income taxes, net	11,310	—
Equity method investments at fair value	3,652	6,307
Fixed assets, net	188	170
Operating lease right-of-use assets	7,582	7,914
Long term assets held for sale	—	1,834
TOTAL ASSETS	$40,366	$28,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued personnel costs	$1,572	$2,333
Accounts payable and accrued liabilities	664	854
Short term operating lease liabilities	592	569
Short term notes payable	48	5
Current liabilities held for sale	2,147	742
Total current liabilities	5,023	4,503

Long term notes payable - due to affiliates	5,500	5,500
Long term operating lease liabilities, net of current portion	7,059	7,361
TOTAL LIABILITIES	$17,582	$17,364

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Series C preferred stock $0.01 par value, 20,000,000 shares authorized, 3,440,690 issued and outstanding and liquidation preference of $17,203 at June 30, 2021 and December 31, 2020	$6,765	$6,765
Class A common stock, $0.01 par value, 59,779,750 shares authorized, 8,093,778 and 7,953,729 issued, and 8,008,208 and 7,868,159 outstanding at June 30, 2021 and December 31, 2020, respectively	81	79
Class B common stock, $0.01 par value, 220,250 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	200,262	200,147
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(181,664)	(193,116)
TOTAL STOCKHOLDERS' EQUITY	$22,784	$11,215
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,366	$28,579
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$6,324	$4,505	$13,164	$9,939

Operating expenses
Direct costs	5,502	3,213	11,580	7,849
General and administrative	322	390	631	707
Sales and marketing	8	1	18	1
Operating income	492	901	935	1,382
Interest expense	(58)	(77)	(116)	(226)
Other income, net	29	28	18	25
Income from continuing operations before income tax	463	852	837	1,181
Income tax benefit (expense)	11,316	(13)	11,314	(14)
Loss on equity method investments carried at fair value	(131)	(41)	(112)	(88)
Income from continuing operations	11,648	798	12,039	1,079
Income (loss) from discontinued operations, net of taxes	(443)	382	(587)	89
Net income	$11,205	$1,180	$11,452	$1,168

Income (loss) per share
Basic:
Continuing operations	$1.42	$0.10	$1.47	$0.13
Discontinued operations	$(0.05)	$0.05	$(0.07)	$0.01

Income (loss) per share
Diluted:
Continuing operations	$1.29	$0.10	$1.34	$0.13
Discontinued operations	$(0.05)	$0.05	$(0.07)	$0.01

Basic weighted average shares outstanding	8,215	8,056	8,191	8,003
Diluted weighted average shares outstanding	9,061	8,348	9,014	8,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series C Preferred Stock		Class A		Class B		Additional paid-in capital	Treasury stock	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	3,441	$6,765	7,953	$79	220	$2	$200,147	$(2,662)	$(193,116)	$11,215
Stock compensation and issuances	—	—	143	2	—	—	182	—	—	184
Accrued liability settled through issuance of stock	—	—	1	—	—	—	7	—	—	7
Shares withheld related to net share settlement of restricted stock awards	—	—	(39)	—	—	—	(195)	—	—	(195)
Net income	—	—	—	—	—	—	—	—	247	247
Balance at March 31, 2021	3,441	$6,765	8,058	$81	220	$2	$200,141	$(2,662)	$(192,869)	$11,458
Stock compensation and issuances	—	—	51	1	—	—	180	—	—	181
Accrued liability settled through issuance of stock	—	—	1	—	—	—	7	—	—	7
Shares withheld related to net share settlement of restricted stock awards	—	—	(16)	(1)	—	—	(66)	—	—	(67)
Net income	—	—	—	—	—	—	—	—	11,205	11,205
Balance at June 30, 2021	3,441	$6,765	8,094	$81	220	$2	$200,262	$(2,662)	$(181,664)	$22,784

COMSTOCK HOLDING COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities attributable to continuing operations:
Net income	$12,039	$1,079
Adjustment to reconcile net income to net cash used in operating activities
Amortization and depreciation expense	42	61
Earnings from unconsolidated joint venture, net of distributions	12	93
Stock compensation	306	373
Change in fair value of equity method investment	112	88
Deferred income taxes, net	(11,310)	—
Changes in operating assets and liabilities:
Trade receivables - related parties	530	756
Trade receivables	36	21
Prepaid and other assets	(63)	(164)
Accrued personnel costs	(759)	(2,087)
Accounts payable and accrued liabilities	(174)	408
Lease liabilities	51	—
Net cash provided by operating activities	822	628
Cash flows from investing activities attributable to continuing operations:
Distributions from equity method investments carried at fair value	2,543	717
Purchase of fixed assets	(60)	(43)
Net cash provided by investing activities	2,483	674
Cash flows from financing activities attributable to continuing operations:
Proceeds from notes payable	120	5,554
Payments on notes payable	(77)	(5,750)
Taxes paid related to net share settlement of equity awards	(211)	(50)
Net cash used in financing activities	(168)	(246)
Cash flows attributable to discontinued operations:
Operating cash flows, net	92	(690)
Investing cash flows, net	(36)	(30)
Financing cash flows, net	(20)	(704)
Net cash provided by (used in) discontinued operations	36	(1,424)
Net increase (decrease) in cash and cash equivalents	3,173	(368)
Cash and cash equivalents, beginning of period	7,032	3,511
Cash and cash equivalents, end of period	$10,205	$3,143

Supplemental cash flow information:
Interest paid	$116	$256
Supplemental disclosure for non-cash investing and financing activities:
Accrued liability settled through issuance of stock	$14	$40
PPP loan forgiven	$1,954	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Comstock Holding Companies, Inc. and subsidiaries (“Comstock”, “CHCI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and other applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Such condensed financial statements do not include all of the disclosures required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures. For further information and a discussion of our significant accounting policies, other than discussed below, refer to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Comstock Holding Companies, Inc., incorporated in 2004 as a Delaware corporation, is a multi-faceted asset management and services company primarily focused in the Washington, D.C. Metropolitan Statistical Area. In February 2021, the Company amended the entity names for several subsidiaries as part of operational efficiency enhancements initiated in the first quarter of 2021. The entity names were changed for the following Company subsidiaries: (a) CDS Asset Management, LC is now CHCI Asset Management, LC, (b) Comstock Commercial Management, LC is now CHCI Commercial Management, LC, (c) Comstock Residential Management, LC is now CHCI Residential Management, LC, and (d) CDS Capital Management, L.C. is now CHCI Capital Management, LC.
The Company operates through four primarily real estate focused subsidiaries – CHCI Asset Management, LC (“CAM”), CHCI Residential Management, LC, CHCI Commercial Management, LC, and Park X Management, LC. References in these Consolidated Financial Statements to “Comstock,” “Company,” “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries unless the context suggests otherwise.
The Company’s Class A common stock is traded on the NASDAQ Capital Market under the symbol “CHCI.”
Throughout this quarterly report on Form 10-Q, amounts are in thousands, except per share data, number of stock options, number of stock awards, or as otherwise noted.
The Consolidated Balance Sheet as of December 31, 2020 was derived from the audited financial statements contained in the 2020 Form 10-K.
For the three and six months ended June 30, 2021 and 2020, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Certain amounts in the prior period have been reclassified to conform to the current year presentation of combining 'accounts payable' and 'accrued liabilities' on the Condensed Consolidated Balance Sheets. The reclassification had no effect on the previously reported totals of current liabilities.
Recent Developments
In April 2021, the Company received notification from the Small Business Administration ("SBA") that the Company's Paycheck Protection Program ("PPP") Loan had been forgiven and the SBA lender had received payment in full (See Note 8 – Coronavirus Aid and Relief and Economic Security Act).
On June 16, 2021, the Company made the strategic decision to sell the operations of Comstock Environmental Services, LLC ("CES"), a subsidiary of Comstock, based on the continued growth of the asset management business as well as its future prospects. For all periods presented, the related operating results are presented as income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations. The assets and liabilities of CES are also designated as held for sale on the Condensed Consolidated Balance Sheets (See Note 3 - Discontinued Operations).

Use of Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts for the reporting periods. We base these estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate these estimates and judgments on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Material estimates are utilized in the valuation of deferred tax assets, analysis of goodwill impairment, valuation of equity-based compensation, and fair value of financial instruments (including the fair value of our equity method investments).
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
We assessed other accounting pronouncements issued or effective during the three and six months ended June 30, 2021 and deemed they were either not applicable to us or are not anticipated to have a material effect on our consolidated financial statements. Other standards previously issued and adopted by the Company have been disclosed in previous filings.
2. INVESTMENTS IN UNCONSOLIDATED ENTITIES
Investments carried at fair value
Based upon elections made at the date of investment, the Company reports the equity method investments in real estate ventures at fair value. For such investments, the Company increases or decreases the investment each reporting period by the change in the fair value and the Company reports the fair value adjustments in the Condensed Consolidated Statement of Operations in the ‘Loss on equity method investments carried at fair value’ line item. Changes in fair value of the Company's investment in Investors X (defined below) are impacted by distributions as the fair value is based on finite cash flows from the wind-down of that entity.
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

As of June 30, 2021 and December 31, 2020, the fair value of the Company’s investment in Investors X is $2.5 million and $5.1 million, respectively. The Company received distributions of $895 thousand and $2.5 million during the three and six months ended June 30, 2021 and recognized a $107 thousand loss in fair value. Our maximum loss exposure in this entity is limited to our investments.
The Hartford
On December 30, 2019, the Company made an investment related to the purchase of a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia (the “Hartford”). The Company owns a 2.5% equity interest in the asset at a cost of approximately $1.2 million. The Company has elected to account for the equity method investment in the Hartford at fair value. Fair value is determined using an income approach and sales comparable approach models. As of June 30, 2021 and December 31, 2020, the fair value of the Company’s investment in the Hartford was $1.2 million. During the three and six months ended June 30, 2021, the Company recognized a loss of $24 thousand in fair value. The Company received no distributions during the three and six months ended June 30, 2021.
Fair value of equity method investments are classified as Level 3 of the fair value hierarchy. As of June 30, 2021 and December 31, 2020, the Company had equity method investments in real estate ventures at fair value of $3.7 million and $6.3 million, respectively. The table below shows the change in the Company’s investments in real estate ventures reported at fair value:

Fair value of investments as of December 31, 2020	$6,307
Distributions	(2,543)
Change in fair value	(112)
Fair value of investments as of June 30, 2021	$3,652
See Note 13 – Related Party Transactions for additional discussion of our investments in real estate ventures at fair value.
Investments using equity method
The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture was $17 thousand and $29 thousand as of June 30, 2021 and December 31, 2020, respectively, and is included within ‘Prepaid and other assets, net’ in the accompanying Condensed Consolidated Balance Sheets.
The Company’s share of earnings for the three and six months ended June 30, 2021 from this unconsolidated joint venture of $30 thousand and $18 thousand, respectively, is included in ‘Other income (loss), net’ in the accompanying Condensed Consolidated Statement of Operations. The Company’s share of earnings for the three and six months ended June 30, 2020 was $18 thousand and $15 thousand, respectively.
During the three and six months ended June 30, 2021, the Company collected distributions of $30 thousand from this joint venture as a return on investment. During the three and six months ended June 30, 2020, the Company collected no distributions and $108 thousand from this joint venture as a return on investment.
3. DISCONTINUED OPERATIONS
On June 16, 2021, the Company made the strategic decision to pursue the sale of CES, the service offerings of which include consulting, environmental studies, remediation services, and site-specific solutions for projects that may have an environmental impact. The Company made this decision to focus on its core asset management operations based on the continued growth and future prospects of the asset management business. CES met the criteria to be classified as a discontinued operation in June 2021. The sale of CES is expected to be completed within the next 12 months.

The major classes of assets and liabilities designated as held for sale in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2021	December 31, 2020
ASSETS
Trade receivables	2,459	1,420
Trade receivables - related parties	90	30
Prepaid and other assets	66	27
Total current assets held for sale	2,615	1,477

Fixed assets, net	105	96
Goodwill	1,377	1,702
Intangible assets, net	3	36
Total assets held for sale	$4,100	$3,312

LIABILITIES
Accrued personnel costs	$135	$109
Accounts payable and accrued liabilities	1,982	633
Notes payable	30	—
Total liabilities held for sale	$2,147	$742
The following are the operating results for CES which have been reflected within income from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,626	$1,960	$4,103	$3,491

Operating expenses
Direct costs - real estate services	1,958	1,097	3,045	2,479
General and administrative	653	247	1,039	526
Sales and marketing	132	220	280	379
Operating income	(117)	396	(261)	107
Interest expense	(1)	(16)	(1)	(31)
Other income	—	2	—	13
Income (loss) from discontinued operations, before loss on classification	(118)	382	(262)	89
Loss on classification as held for sale	(325)	—	(325)	—
Income (loss) from discontinued operations	$(443)	$382	$(587)	$89
The income tax expense associated with the results of CES are not material.

4. GOODWILL
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business acquisition. Following an acquisition, we perform an analysis to value the acquired company’s tangible and identifiable intangible assets and liabilities. As of the acquisition date, goodwill consisted primarily of synergies resulting from the combination, expected expanded opportunities for growth and production, and savings in corporate overhead costs. Due to the classification of CES as a discontinued operation during the second quarter of 2021, the Company measured CES at its fair value less costs to sell and recognized a $325 thousand charge as a loss on classification as held for sale in income from discontinued operations and an adjustment to goodwill.
As of June 30, 2021 and December 31, 2020, the balance of goodwill was $1.4 million and $1.7 million, respectively, and is classified as held for sale on the Condensed Consolidated Balance Sheets.
5. LEASES
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
ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's leases are generally not determinable; therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company looks to similar corporate credit ratings and bond yields when determining the incremental borrowing rate. As of November 1, 2020, at the lease commencement of the new ten year lease agreement for the new corporate office in Reston, VA, the Company's incremental borrowing rate was determined to be 4.25%. The lease is with an affiliate controlled and owned by our Chief Executive Officer and family, as landlord. This lease is classified as an operating lease and has a remaining term of nine years. This lease requires us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses.

The Company's leases can contain various renewal and termination options. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period which is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised. Lease costs related to the Company's operating leases are generally recognized as a single ratable lease cost over the lease term.
Lease costs related to the Company's operating leases are reflected within 'Direct costs' in the Condensed Consolidated Statements of Operations as it is a reimbursable cost under the 2019 Asset Management Agreement ("AMA"). The lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Lease Cost
Fixed lease cost	$249	$—	$497	$—
Variable lease cost	88	—	163	—
Total operating lease cost	$337	$—	$660	$—
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$280	$—
Maturities of operating lease liabilities at June 30, 2021 were as follows (in thousands):

2021	$449
2022	917
2023	939
2024	961
2025	984
Thereafter	5,099
Total lease payments	9,349
Less: imputed interest	1,698
Present Value of lease liabilities	$7,651
6. REVENUE
The Company’s revenues consist primarily of
•Asset Management;
•Property Management;
•Capital Markets;
•Leasing; and
•Project & Development Services.
Asset Management
Asset Management primarily provides comprehensive real estate asset management services to the CDS Portfolio, representing a series of daily performance obligations delivered over time. Pricing includes a cost-plus management fee or a market-rate fee or a market-rate fee form of variable consideration. The Company earns whichever is higher. See Note 13 – Related Party Transactions.
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
Property Management
Property Management provides on-site day-to-day management services for owners of office, retail, multifamily residential and various other types of properties, representing a series of daily performance obligations delivered over time. Pricing is generally in the form of a monthly management fee based upon property-level cash receipts, square footage under management or some other variable metric. Revenues from project management may also include reimbursement of payroll and related costs for personnel providing the services and subcontracted vendor costs. Project management services represent a series of distinct daily services rendered over time. Consistent with the transfer of control for distinct, daily services to the customer, revenue is typically recognized at the end of each period for the fees associated with the services performed.

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
The following table presents the Company’s sales from contracts with customers disaggregated by categories which best represent how the nature, amount, timing and uncertainty of sales are affected by economic factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by customer
Related party	$6,268	$4,493	$13,093	$9,891
Commercial	56	12	71	48
Total Revenue by customer	$6,324	$4,505	$13,164	$9,939

Revenue by contract type
Fixed-price	$873	$1,066	$1,688	$2,025
Cost-plus	3,925	2,758	8,215	6,191
Time and Material	1,526	681	3,261	1,723
Total Revenue by contract type	$6,324	$4,505	$13,164	$9,939

For the three and six months ended June 30, 2021, $6.3 million and $13.1 million, respectively, of our revenues were earned for contracts where revenue is recognized over time. For the three and six months ended June 30, 2020, $4.1 million and $9.4 million, respectively, of our revenues were earned for contracts where revenue is recognized over time.
For the three and six months ended June 30, 2021, $45 thousand and $54 thousand, respectively, of our revenues were earned for contracts where revenue is recognized at a point in time. For the three and six months ended June 30, 2020, $384 thousand and $571 thousand, respectively, of our revenues were earned for contracts where revenue is recognized at a point in time.
7. DEBT
Notes payable consists of the following:

	June 30, 2021	December 31, 2020
Notes payable - due to affiliates, unsecured	5,500	5,500
Unsecured financing	48	5
Total notes payable	$5,548	$5,505

As of June 30, 2021, net maturities and/or curtailment obligations of all borrowings are as follows:

2021	$48
2022	—
2023	5,500
Total	$5,548
Unsecured financing
The Company finances its professional liability insurance policies that renew on March 1 of each year under a premium finance agreement payable within a one year term. At December 31, 2020, the balance on this loan was $5 thousand and the interest rate was 3.3%. As of June 30, 2021, the balance on this loan was $48 thousand and the interest rate was 2.4%.
Notes payable, due to affiliates – unsecured
Revolving Capital Line of Credit
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with CP Real Estate Services, LC (formerly known as Comstock Development Services, LC) (“CDS”), pursuant to which the Company secured a $10.0 million capital line of credit (the “Revolver”).  Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum on advances made under the Revolver, payable monthly in arrears.  The five-year term facility allows for interim draws that carry a maturity date of 12 months from the initial date of the disbursement unless a longer initial term is agreed to by CDS.  On March 27, 2020, the Company borrowed $5.5 million under the Revolver. The $5.5 million borrowed has a maturity date of April 30, 2023. The effective interest rate at June 30, 2021 and December 30, 2020 was 4.25%.
Comstock Growth Fund
On October 17, 2014, the Company entered into an unsecured promissory note with Comstock Growth Fund, L.C. (“CGF”) whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, the Company entered into a Membership Interest Exchange and Subscription Agreement (the “Membership Exchange Agreement”), together with a revised promissory note agreement, in which a note (“CGF Note”) with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, par value $0.01 per share and a stated liquidation value of $5.00 per share (the “Series C Preferred Stock”), issued by the Company to CDS. The Company exchanged the preferred equity for 91.5% of CDS membership interest in the CGF promissory note. Concurrently, the face amount of the CGF promissory note was reduced to $5.7 million. The CGF Note was repaid prior to maturity during the year ended December 31, 2020.

For the three and six months ended June 30, 2021, the Company made interest payments for all debt facilities of $59 thousand and $116 thousand, respectively. For the three and six months ended June 30, 2020, the Company made interest payments for all debt facilities of $77 thousand and $226 thousand, respectively.
During the three and six months ended June 30, 2021, the Company did not make principal payments for the Revolver. During the three and six ended June 30, 2020, the Company retired $5.7 million of outstanding borrowings for the CGF Note.
8. CORONAVIRUS AID RELIEF AND ECONOMIC SECURITY ACT
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
10. FAIR VALUE DISCLOSURES
The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash equivalents, accounts receivable, and accounts payable are reasonable estimates of their fair values based on their short maturities. The fair value of fixed and floating rate debt is based on unobservable market rates (Level 3 inputs). The fair value of the fixed and floating rate debt was estimated using a discounted cash flow analysis on the blended borrower rates currently available to the Company for loans with similar terms. Based on the analysis, the fair value of the fixed and floating rate debt approximated carrying value.
Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Investments in Real Estate Ventures at Fair Value
We report our two investments in real estate ventures at fair value. For such investments, we increase or decrease our investment each reporting period by the change in the fair value and we report these fair value adjustments in the Condensed Consolidated Statements of Operations.
For our investments in real estate ventures at fair value, we estimate the fair value using the level 3 Income Approach or a sales comparable approach to determine a fair value. Critical inputs to fair value estimates include various level 3 inputs such as valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As of June 30, 2021 and December 31, 2020, investments in the real estate ventures at fair value were approximately $3.7 million and $6.3 million, respectively.
Non-Recurring Fair Value Measurements
The Company may also value its non-financial assets and liabilities, including items such as long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.
Due to the classification of CES as a discontinued operation, the Company performed an interim test of goodwill to determine if the carrying amount exceeds its fair value less costs to sell. The fair value of CES was determined using both the market and income based methods. The market approach estimates value based on what other purchasers and sellers in the market have agreed to as a price for comparable businesses. The Company used a range of EBITDA multiples as significant inputs in the valuation. The income approach utilizes assumptions such as discount rates, future cash flow, and revenue growth rates. All of the inputs used are significant unobservable inputs classified as Level 3. The Company then weighted the values determined using the market and income based approaches to determine the overall fair value of CES. The carrying value of $1.7 million exceeded the fair value less costs to sell of $1.4 million resulting in a loss on classification as held for sale of $325 thousand (See Note 3 - Discontinued Operations).

11. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS
During the three and six months ended June 30, 2021, the Company issued no stock options and 165,809 restricted stock awards to employees. During the three and six months ended June 30, 2020, the Company issued no stock options and 630,352 restricted stock awards to employees.
Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. The following table reflects the Condensed Consolidated Statements of Operations line items for stock-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$154	$182	$306	$373
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
As of June 30, 2021, the weighted-average remaining contractual term of unexercised stock options was 6 years. As of June 30, 2021 and December 31, 2020, there was $1.2 million and $1.1 million, respectively, of unrecognized compensation cost related to stock options and restricted stock awards.
The Company intends to issue new shares of its Class A common stock upon vesting of restricted stock grants or the exercise of stock options.
12. INCOME (LOSS) PER SHARE
The weighted average shares and share equivalents used to calculate basic and diluted (loss) income from both continuing operations and discontinued operations for the three and six months ended June 30, 2021 and 2020 are presented in the accompanying Condensed Consolidated Statements of Operations. Restricted stock awards, stock options and warrants for the three and six months ended June 30, 2021 and 2020 are included in the diluted income (loss) per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.
The following share equivalents have been excluded from the continuing operations dilutive share computation for the three and six months ended June 30, 2021 and 2020 as their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock awards	—	2	—	3
Stock options	33	193	39	209
Warrants	89	657	116	688
	122	852	155	900
13. RELATED PARTY TRANSACTIONS
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
As of June 30, 2021 and December 31, 2020, the Company had $3.0 million and $3.6 million, respectively, of receivables from related parties, primarily related to the 2019 AMA and payroll and expense reimbursements from affiliated properties. The Company does not record an allowance for doubtful accounts due to the related party nature of the receivables.
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
Private Placements and Promissory Notes
On March 19, 2020, the Company entered into the Loan Documents with CDS, pursuant to which the Company secured the Revolver.  Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the WSJ Prime Rate plus 1.00% per annum on advances made under the Revolver, payable monthly in arrears.  The five-year term facility allows for interim draws that carry a maturity date of 12 months from the initial date of the disbursement unless a longer initial term is agreed to by CDS. On March 27, 2020 the Company borrowed $5.5 million under the Revolver. On April 10, 2020, the capital provided to the Company by the Revolver was utilized to retire all of the Company’s 10% corporate indebtedness owed to CGF.
See Note 7 - Debt for further description of the CGF Private Placement and the Revolver.
See Note 6 - Revenue for detail regarding revenue earned from related parties.

14. INCOME TAXES
For the three and six months ended June 30, 2021, the Company recognized deferred income tax benefit of $11.3 million. For the three and six months ended June 30, 2020, the Company recognized deferred income tax expense of $1 thousand and $13 thousand, respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 is (8191.72)% and (0.85)%, respectively. The effective tax rate decreased as a result of a partial release of the valuation allowance as further discussed below.
A reconciliation of the statutory rate and the effective tax rate follows:

	Six Months Ended June 30,
	2021	2020
Federal statutory rate	21.00%	21.00%
State income taxes - net of federal benefit	4.93%	4.74%
Permanent differences	(60.56%)	0.16%
Return to provision adjustments	—%	(2.45%)
Change in valuation allowance	(8154.87%)	(18.43%)
Other, net	(2.22)%	(5.87)%
Effective tax rate	(8191.72)%	(0.85)%
The Company previously recorded a valuation allowance to reduce its deferred tax assets to zero. Based upon the available evidence on June 30, 2021, the Company determined it was more likely than not that a portion of deferred tax assets related to the NOL carryforwards would be utilized in future periods. The Company considered all available evidence, including cumulative income in recent years and its current forecast of future income in its analysis. The Company concluded that sufficient positive evidence exists due to the cumulative positive results achieved since the Company's revised business strategy launched in 2018 and associated long-term related party contract (2019 AMA), which establishes a reasonable expectation of future taxable income. As a result, the Company partially released the valuation allowance against these deferred tax assets and recorded a deferred income tax benefit of $11.3 million for the three and six months ended June 30, 2021. While the Company believes its forecast of future income is reasonable, it is inherently uncertain. If the Company’s projections of future income are lower than expected, the Company may need to reestablish the valuation allowance.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at June 30, 2021 and December 31, 2020 and are as follows:

	June 30, 2021	December 31, 2020
Deferred tax assets:
Net operating loss and tax credit carryforwards	$37,841	$37,899
Stock based compensation	641	648
Investment in affiliates	299	264
Other	18	14
Depreciation and amortization	20	37
	38,819	38,862
Less - valuation allowance	(27,500)	(38,780)
Net deferred tax assets	11,319	82
Deferred tax liabilities:
Goodwill amortization	(9)	(103)
Net deferred tax liabilities	(9)	(103)
Net deferred tax assets (liabilities)	$11,310	$(21)

The Company currently has approximately $146.0 million in federal and state NOLs. If unused, these NOLs will begin expiring in 2027. Under Internal Revenue Code Section 382 (“Section 382”), if a change in ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired.
The Company assesses uncertain tax positions and has not recorded any accruals related to uncertain tax positions as of June 30, 2021 and 2020. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2020 tax years remain subject to examination by federal and most state tax authorities.
15. SEGMENT DISCLOSURES
Prior to June 30, 2021, we operated our business through two segments: Asset Management and Real Estate Services. After the classification of CES as a discontinued operation as described in Note - Discontinued Operations, which was included in the Real Estate Services segment, we now operate our business through one reportable segment, Asset Management.
In our Asset Management segment, we focus on providing management services to a wide range of real estate owners and businesses that include a variety of commercial real estate uses, including apartments, hotels, office buildings, commercial garages, leased lands, retail stores, mixed-use developments, and urban transit-oriented developments. The properties and businesses we currently manage are located primarily along the Washington, D.C. Metro Silver Line in Fairfax and Loudoun Counties, but we also manage projects in other jurisdictions including Maryland and Virginia. We also provide capital markets and brokerage services.

COMSTOCK HOLDING COMPANIES, INC.
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Notes Regarding Forward-looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed below and elsewhere in this report, particularly under the headings “Cautionary Notes Regarding Forward-looking Statements.” References to dollar amounts are in thousands except per share data, or as otherwise noted.
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
Overview
Comstock Holding Companies, Inc. (“CHCI” or “the Company”) is a developer, operator, and asset manager of mixed-use and transit-oriented development properties in the greater Washington, D.C. metropolitan area, where we focus primarily on select high-growth urban and transitioning “sub-urban” markets. We provide a broad range of real estate asset management services, including development and construction management services, leasing and property management services, debt and equity financing origination, and other real estate related services. Our customers primarily include private and institutional owners and investors in the real estate properties that we manage and various governmental bodies that have a vested interest in public-private partnerships responsible for the development of certain properties that we develop and manage. We also invest capital on behalf of our asset management clients and institutional real estate investors in office, retail, residential and mixed-use properties, generally retaining an economic interest for the Company and providing management services to those properties, thereby enabling the Company to increase its assets under management (“AUM”)  in order to realize competitive advantages of scale and enhance our overall returns. The Company also provides additional fee-based real estate services, including capital markets, brokerage, and title insurance to properties in the Company’s managed portfolio.
As of June 30, 2021, our AUM consisted of 26 operating assets comprising 13 commercial assets totaling approximately 1.9 million square feet and 4 multifamily assets totaling 1,123 units, and 9 commercial garages comprised of over 8,000 parking spaces. Additionally, we have: (i) one commercial asset currently under-construction and scheduled for delivery in

2022 totaling approximately 250,000 square feet that is 99% pre-leased; and (ii) 18 development pipeline assets consisting of approximately 2.0 million square feet of additional planned commercial development, approximately 1,700 multifamily units and 2 hotel assets that will include 370 keys.
As a vertically integrated real estate operating and investment company, we earn revenue from multiple sources, including fees generated from asset management services that we provide to our managed portfolio of real estate assets on behalf of our asset management clients, and fees from additional real estate related services.
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
In addition to the various recurring asset management fee-based revenue received by the Company, we also generate additional revenue from co-investments with our investment partners in certain property acquisitions and expect to receive performance-based incentive compensation from assets in our Anchor Portfolio and other assets in our managed portfolio. The Company can earn these incentive-based fees upon the occurrence of certain transaction-related events, including asset acquisitions or dispositions, asset related capital market transactions, leasing, marketing and property management, development and construction management, real title services, and when the performance of a subject property meets defined performance metrics. The co-investment business plans are property specific and therefore vary in expected duration but are generally expected to be between four and seven years; but may be accelerated or extended depending upon market conditions or the strategic objectives of the subject joint venture.

Outlook

Although the long-term impact of the COVID-19 pandemic on the commercial real estate market in the greater Washington, DC area remains uncertain, we believe that our Anchor Portfolio is well positioned to withstand potential negative impact of the COVID-19 pandemic. We also believe that our management team is properly aligned with the interests of the Company and its shareholders and is committed to the Company’s objectives of providing exceptional experiences for those that we do business with while enhancing shareholder value. Further, we believe that we are properly staffed for current market conditions and the foreseeable future and that our Company has the ability to manage risk and pursue opportunities for additional growth as market conditions warrant. Our real estate development and management operations are primarily focused on the greater Washington, D.C. region, where we believe our 30-plus years of experience provides us the best opportunity to continue leveraging our significant experience acquiring, developing, and managing high quality real estate assets and capitalizing on positive growth trends.

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

The Hartford Building
In late 2019, the Company partnered with Partners, an entity that is controlled by our CEO, and wholly owned by Mr. Clemente and certain family members, to acquire a Class-A office building immediately adjacent to Clarendon Station on Metro’s Orange Line in Arlington County’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use building is LEED GOLD certified. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in the Hartford Building and secured a $87 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property.
Results of Operations
The following discussion relates to our results from continuing operations.
Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Revenue
Revenue for the three months ended June 30, 2021 and 2020 was $6.3 million and $4.5 million, respectively. This represents an increase of $1.8 million, or 40.4%, compared to prior year. Revenue for the six months ended June 30, 2021 and 2020 was $13.2 million and $9.9 million, respectively. This represents an increase of $3.2 million, or 32.4%, compared to prior year. Revenue increased in all periods primarily due to increased costs that are reimbursable from CDS under the 2019 AMA and recognized as revenue along with the growth in assets under management, which were primarily parking garages, and construction management fees. The prior period revenue was also reduced by $1.4 million due to the PPP loan under the CARES Act.
Direct costs
Direct costs for the three months ended June 30, 2021 and 2020 was $5.5 million and $3.2 million, respectively. This 71.3% increase amounts to a $2.3 million increase to direct costs and is primarily attributable to an increase in personnel expenses due to the growth of our property management and asset management businesses. The prior period payroll and rent expense was also reduced by $1.9 million due to the PPP loan under the CARES Act.
Direct costs for the six months ended June 30, 2021 and 2020 was $11.6 million and $7.8 million, respectively. This 47.5% increase amounts to a $3.7 million increase to direct costs. This is primarily attributable to an increase in personnel expenses due to the growth of our property management and asset management businesses. The prior period payroll and rent expense was also reduced by $1.9 million due to the PPP loan under the CARES Act.
General and administrative
General and administrative expenses for the three months ended June 30, 2021 and 2020 was $322 thousand and $390 thousand, respectively. For the six months ended June 30, 2021 and 2020, general and administrative costs decreased $76 thousand or 10.7%. The reductions in both periods are primarily attributable to a decrease in stock compensation expense.
Selling and marketing
Selling & marketing expenses for the three months ended June 30, 2021 and 2020 was $8 thousand and $1 thousand, respectively. The expenses for the six months ended June 30, 2021 and 2020 was $18 thousand and $1 thousand, respectively. The increase is attributable to an increase in selling and marketing expenses in the property management business.
Interest expense
For the three months ended June 30, 2021 and 2020, the Company’s interest expense was $58 thousand and $77 thousand, respectively. The 24.6% reduction to interest expense quarter over quarter amounts to an $19 thousand decrease in interest expense primarily related to the remaining interest expense on the Comstock Growth Fund loan which was retired in the prior year.
For the six months ended June 30, 2021 and 2020, the Company’s interest expense was $116 thousand and $226 thousand, respectively. The 48.6% reduction to interest expense quarter over quarter amounts to an $110 thousand decrease in interest expense primarily related to the retiring of the Comstock Growth Fund loan during the three months ended March 30, 2020.
Income taxes
For the three months ended June 30, 2021 and 2020, the Company recognized a deferred income tax benefit of $11.3 million and income tax expense of $13 thousand, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized a deferred income tax benefit of $11.3 million and income tax expense of $14 thousand, respectively. The significant decrease in income tax expense is due to the release of the valuation allowance against the Company's NOL carryforwards at June 30, 2021.
Income (loss) from discontinued operations
For the three and six months ended June 30, 2021, the loss from discontinued operations of $443 thousand and $587 thousand, respectively, represents the loss generated by CES primarily due to the impairment loss recognized on the reclassification to held for sale. The income from discontinued operations of $382 thousand and $89 thousand for the three and six months ended June 30, 2020, respectively, represents the income generated by CES primarily due to the reduction of payroll expense as a result of the PPP Loan.
Liquidity and Capital Resources

We finance our Asset Management operations, capital expenditures, and business acquisitions with internally generated funds, distributions from our equity method investments, and borrowings from our credit facilities. See Note 7 in the accompanying condensed consolidated financial statements for more details on our debt and credit facilities.
Cash Flow from Continuing Operations
For the six months ended June 30, 2021, net cash provided by operating activities was $822 thousand, which is primarily related to increases in non-cash expenses of the amortization of the right-of-use lease asset and stock compensation. The increase was further attributable to a decrease in related party receivables offset by an increase in deferred income taxes related to the release of the valuation allowance as well as payments of accrued personnel costs. For the six months ended June 30, 2020, net provided by operating activities was $628 thousand, primarily related to non-cash stock compensation and increases in trade receivables offset by a decrease in personnel costs.
Net cash provided by investing activities of $2.5 million and $674 thousand for the six months ended June 30, 2021 and 2020, respectively, was primarily related to distributions from equity method investments.
Net cash used in financing activities for the six months ended June 30, 2021 was $168 thousand which was primarily related to taxes paid related to net share settlement of equity awards net of proceeds from notes payable. Net cash provided by financing activities was $246 thousand for the six months ended June 30, 2020 which was primarily related to proceeds from the Revolver of $5.5 million offset by the retirement of the Comstock Growth Fund loan.
Critical Accounting Policies and Estimates
There have been no other significant changes to our critical accounting policies and estimates during the six months ended June 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Issued Accounting Standards
See Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
None.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
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
Changes in Internal Control over Financial Reporting
No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 9 - Commitments and Contingencies to the accompanying condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101,DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: August 16, 2021	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)