Form 10-Q
period 2021-09-30
Comstock Holding Companies, Inc.
filed 2021-11-15
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 15, 2021, 8,100,693 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$9,054	$7,032
Trade receivables	14	62
Trade receivables - related parties	4,604	3,568
Prepaid and other assets	342	215
Deposit for investment	3,526	—
Current assets held for sale	3,374	1,477
Total current assets	20,914	12,354

Deferred income taxes, net	11,310	—
Equity method investments at fair value	3,168	6,307
Fixed assets, net	196	170
Operating lease right-of-use assets	7,415	7,914
Long term assets held for sale	—	1,834
TOTAL ASSETS	$43,003	$28,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued personnel costs	$2,320	$2,333
Accounts payable and accrued liabilities	533	854
Short term operating lease liabilities	604	569
Short term notes payable	12	5
Current liabilities held for sale	1,260	742
Total current liabilities	4,729	4,503

Long term notes payable - due to affiliates	5,500	5,500
Long term operating lease liabilities, net of current portion	6,905	7,361
TOTAL LIABILITIES	$17,134	$17,364

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Series C preferred stock $0.01 par value, 20,000,000 shares authorized, 3,440,690 issued and outstanding and liquidation preference of $17,203 at September 30, 2021 and December 31, 2020	$6,765	$6,765
Class A common stock, $0.01 par value, 59,779,750 shares authorized, 8,100,693 and 7,953,729 issued, and 8,015,123 and 7,868,159 outstanding at September 30, 2021 and December 31, 2020, respectively	81	79
Class B common stock, $0.01 par value, 220,250 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	200,427	200,147
Treasury stock, at cost (85,570 shares Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(178,744)	(193,116)
TOTAL STOCKHOLDERS' EQUITY	$25,869	$11,215
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,003	$28,579
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$10,164	$5,891	$23,328	$15,829

Operating expenses
Direct costs	6,695	5,066	18,275	12,915
General and administrative	329	323	960	1,029
Sales and marketing	3	—	21	1
Operating income	3,137	502	4,072	1,884
Interest expense	(60)	(60)	(176)	(286)
Other income, net	61	5	79	30
Income from continuing operations before income tax	3,138	447	3,975	1,628
Income tax benefit (expense)	(25)	(1)	11,289	(15)
Change in fair value of equity method investments	(56)	(46)	(168)	(134)
Income from continuing operations	3,057	400	15,096	1,479
Income (loss) from discontinued operations, net of taxes	(137)	23	(724)	112
Net income	$2,920	$423	$14,372	$1,591

Income (loss) per share
Basic:
Continuing operations	$0.37	$0.05	$1.84	$0.18
Discontinued operations	$(0.02)	$—	$(0.09)	$0.01

Income (loss) per share
Diluted:
Continuing operations	$0.34	$0.05	$1.67	$0.18
Discontinued operations	$(0.02)	$—	$(0.08)	$0.01

Basic weighted average shares outstanding	8,234	8,078	8,205	8,046
Diluted weighted average shares outstanding	9,072	8,579	9,030	8,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMSTOCK HOLDING COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series C Preferred Stock		Class A		Class B		Additional paid-in capital	Treasury stock	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	3,441	$6,765	7,953	$79	220	$2	$200,147	$(2,662)	$(193,116)	$11,215
Stock compensation and issuances	—	—	143	2	—	—	182	—	—	184
Accrued liability settled through issuance of stock	—	—	1	—	—	—	7	—	—	7
Shares withheld related to net share settlement of restricted stock awards	—	—	(39)	—	—	—	(195)	—	—	(195)
Net income	—	—	—	—	—	—	—	—	247	247
Balance at March 31, 2021	3,441	$6,765	8,058	$81	220	$2	$200,141	$(2,662)	$(192,869)	$11,458
Stock compensation and issuances	—	—	51	1	—	—	180	—	—	181
Accrued liability settled through issuance of stock	—	—	1	—	—	—	7	—	—	7
Shares withheld related to net share settlement of restricted stock awards	—	—	(16)	(1)	—	—	(66)	—	—	(67)
Net income	—	—	—	—	—	—	—	—	11,205	11,205
Balance at June 30, 2021	3,441	$6,765	8,094	$81	220	$2	$200,262	$(2,662)	$(181,664)	$22,784
Stock compensation and issuances	—	—	7	—	—	—	182	—	—	182
Accrued liability settled through issuance of stock	—	—	1	—	—	—	7	—	—	7
Shares withheld related to net share settlement of restricted stock awards	—	—	(1)	—	—	—	(24)	—	—	(24)
Net income	—	—	—	—	—	—	—	—	2,920	2,920
Balance at September 30, 2021	3,441	$6,765	8,101	$81	220	$2	$200,427	$(2,662)	$(178,744)	$25,869

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

COMSTOCK HOLDING COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities attributable to continuing operations:
Net income	$15,096	$1,479
Adjustment to reconcile net income to net cash provided by operating activities
Amortization and depreciation expense	65	80
Earnings from unconsolidated joint venture, net of distributions	(45)	114
Stock compensation	454	531
Change in fair value of equity method investments	168	134
Deferred income tax benefit	(11,330)	—
Changes in operating assets and liabilities:
Trade receivables - related parties	(1,036)	671
Trade receivables	48	(57)
Prepaid and other assets	(82)	(87)
Accrued personnel costs	(13)	(1,434)
Accounts payable and accrued liabilities	(279)	333
Lease liabilities	77	—
Net cash provided by operating activities	3,123	1,764
Cash flows from investing activities attributable to continuing operations:
Distributions from equity method investments carried at fair value	2,971	1,322
Purchase of fixed assets	(91)	(81)
Deposit paid for investment	(3,526)	—
Net cash (used) provided by investing activities	(646)	1,241
Cash flows from financing activities attributable to continuing operations:
Proceeds from notes payable	120	5,554
Payments on notes payable	(113)	(5,765)
Taxes paid related to net share settlement of equity awards	(222)	(58)
Net cash used in financing activities	(215)	(269)
Cash flows attributable to discontinued operations:
Operating cash flows, net	(172)	(425)
Investing cash flows, net	(40)	(32)
Financing cash flows, net	(28)	(1,299)
Net cash used in discontinued operations	(240)	(1,756)
Net increase in cash and cash equivalents	2,022	980
Cash and cash equivalents, beginning of period	7,032	3,511
Cash and cash equivalents, end of period	$9,054	$4,491

Supplemental cash flow information:
Interest paid	$176	$338
Supplemental disclosure for non-cash investing and financing activities:
Accrued liability settled through issuance of stock	$21	$54
PPP loan forgiven	$1,954	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows. The consolidated balance sheet at December 31, 2020 has been derived from audited financial statements as of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
The Company operates through five primarily real estate focused subsidiaries – CHCI Asset Management, LC (“CAM”), CHCI Real Estate Services, LC, CHCI Residential Management, LC, CHCI Commercial Management, LC, and Park X Management, LC. References in these Consolidated Financial Statements to “Comstock,” “Company,” “we,” “our” and “us” refer to Comstock Holding Companies, Inc. together in each case with our subsidiaries unless the context suggests otherwise.
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
On September 29, 2021, the Company completed a refinancing transaction of three Trophy Class office towers owned by an affiliate and managed by the Company pursuant to the 2019 AMA (as defined in Note 13 - Related Party Transactions) which generated approximately $2.6 million in net debt and equity origination fees which were recognized as revenue in the accompanying Condensed Consolidated Statement of Operations.
On October 20, 2021, the Company closed on an investment in a 263-unit stabilized, luxury high-rise apartment building in Rockville, Maryland in a partnership with Comstock Partners, LC ("Partners"), an affiliate. The Company holds a minority membership interest in the purchasing entity with the majority membership interest and management control held by Partners. At closing, the Company received a $0.5 million acquisition fee and executed market rate asset management, property management, and parking management agreements to manage the property (See note 16 - Subsequent Events).

Use of Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts for the reporting periods. We base these estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate these estimates and judgments on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Material estimates are utilized in revenue recognition, income tax provision or benefit, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, analysis of goodwill impairment, valuation of equity-based compensation, and fair value of financial instruments (including the fair value of our equity method investments).
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
We assessed other accounting pronouncements issued or effective during the three and nine months ended September 30, 2021 and deemed they were either not applicable to us or are not anticipated to have a material effect on our consolidated financial statements. Other standards previously issued and adopted by the Company have been disclosed in previous filings.
2. INVESTMENTS IN UNCONSOLIDATED ENTITIES
Investments carried at fair value
Based upon elections made at the date of investment, the Company may elect to report the equity method investments in real estate ventures at fair value. For such investments, the Company increases or decreases the investment each reporting period by the change in the fair value and the Company reports the fair value adjustments in the Condensed Consolidated Statement of Operations in the ‘Loss on equity method investments carried at fair value’ line item. Changes in fair value of the Company's investment in Investors X (defined below) are impacted by distributions as the fair value is based on finite cash flows from the wind-down of that entity.

Investors X
The Company has elected to account for the equity method investment in Comstock Investors X, L.C. (“Investors X”), a Variable Interest Entity (“VIE”) that owns the Company’s residual homebuilding operations, at fair value. Fair value is determined using a discounted cash flow model based on expected future cash flows for income and realization events of the underlying asset. Expected future cash flows include a finite amount of contractually fixed revenues and expenses as well as estimates for future revenues and expenses where contracts do not currently exist. These estimates are based on prior experience as well as comparable, third party data.
As of September 30, 2021 and December 31, 2020, the fair value of the Company’s investment in Investors X is $2.0 million and $5.1 million, respectively, which by design is expected to decrease as a result of cash flow distributions from the underlying assets as remaining development projects are completed. The Company received distributions of $428 thousand and $3.0 million during the three and nine months ended September 30, 2021 and recognized a $56 thousand and $163 thousand loss in fair value, respectively. Our maximum loss exposure in this entity is limited to our investments.
The Hartford
On December 30, 2019, the Company made an investment related to the purchase of a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia (the “Hartford”). The Company owns a 2.5% equity interest in the asset at a cost of approximately $1.2 million. The Company has elected to account for the equity method investment in the Hartford at fair value. Fair value is determined using an income approach and sales comparable approach models. As of September 30, 2021 and December 31, 2020, the fair value of the Company’s investment in the Hartford was $1.2 million. During the three and nine months ended September 30, 2021, the Company recognized no change and a loss of $5 thousand in fair value, respectively. The Company received no distributions during the three and nine months ended September 30, 2021.
Fair value of equity method investments used unobservable inputs that are considered to be Level 3 of the fair value hierarchy. As of September 30, 2021 and December 31, 2020, the Company had equity method investments in real estate ventures at fair value of $3.2 million and $6.3 million, respectively. The table below shows the change in the Company’s investments in real estate ventures reported at fair value:

Fair value of investments as of December 31, 2020	$6,307
Distributions	(2,971)
Change in fair value	(168)
Fair value of investments as of September 30, 2021	$3,168
See Note 13 – Related Party Transactions for additional discussion of our investments in real estate ventures at fair value.
Investments using equity method
The Company accounts for its interest in its title insurance joint venture using the equity method of accounting and adjusts the carrying value for its proportionate share of earnings, losses and distributions. The investment in the unconsolidated joint venture was $74 thousand and $29 thousand as of September 30, 2021 and December 31, 2020, respectively, and is included within ‘Prepaid and other assets, net’ in the accompanying Condensed Consolidated Balance Sheets.
The Company’s share of earnings for the three and nine months ended September 30, 2021 from this unconsolidated joint venture of $57 thousand and $75 thousand, respectively, is included in ‘Other income (loss), net’ in the accompanying Condensed Consolidated Statement of Operations. The Company’s share of earnings for the three and nine months ended September 30, 2020 was $1 thousand and $16 thousand, respectively.
During the three and nine months ended September 30, 2021, the Company collected distributions of $0 and $30 thousand, respectively from this joint venture as a return on investment. During the three and nine months ended September 30, 2020, the Company collected distributions of $22 thousand and $130 thousand, respectively, from this joint venture as a return on investment.

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

The major classes of assets and liabilities designated as held for sale in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2021	December 31, 2020
ASSETS
Trade receivables	1,731	1,420
Trade receivables - related parties	63	30
Prepaid and other assets	90	27
Total current assets held for sale	1,884	1,477

Fixed assets, net	110	96
Goodwill	1,377	1,702
Intangible assets, net	3	36
Total assets held for sale	$3,374	$3,312

LIABILITIES
Accrued personnel costs	$184	$109
Accounts payable and accrued liabilities	1,048	633
Notes payable	28	—
Total liabilities held for sale	$1,260	$742
The following are the operating results for CES which have been reflected within income (loss) from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,518	$1,439	$5,621	$4,930

Operating expenses
Direct costs - real estate services	1,089	630	4,134	3,109
General and administrative	431	705	1,470	1,231
Sales and marketing	134	127	414	506
Operating income	(136)	(23)	(397)	84
Interest expense	(1)	(4)	(2)	(35)
Other income	—	50	—	63
Income (loss) from discontinued operations, before loss on classification	(137)	23	(399)	112
Loss on classification as held for sale	—	—	(325)	—
Income (loss) from discontinued operations	$(137)	$23	$(724)	$112
The income tax expense associated with the results of CES is not material.
4. GOODWILL
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in the Company's business acquisition of CES in 2017. Following the acquisition, we performed an analysis to value the acquired company’s tangible and identifiable intangible assets and liabilities. As of the acquisition date, goodwill consisted primarily of synergies resulting from the combination, expected expanded opportunities for growth and production, and savings in corporate overhead costs. Due to the classification of CES as a discontinued operation during the second quarter of 2021, the Company measured CES at its fair value less costs to sell and recognized a $325 thousand impairment expense as a loss on classification as held for sale in income (loss) from discontinued operations and an adjustment to goodwill.
As of September 30, 2021 and December 31, 2020, the balance of goodwill was $1.4 million and $1.7 million, respectively, and is classified as held for sale on the Condensed Consolidated Balance Sheets.
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
Lease costs related to the Company's operating leases are reflected within 'Direct costs' in the Condensed Consolidated Statements of Operations as it is a reimbursable cost under the 2019 AMA. The lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Lease Cost
Fixed lease cost	$249	$—	$746	$—
Variable lease cost	78	—	241	—
Total operating lease cost	$327	$—	$987	$—
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$422	$—

Maturities of operating lease liabilities at September 30, 2021 were as follows (in thousands):

2021	$227
2022	917
2023	939
2024	961
2025	984
Thereafter	5,099
Total lease payments	9,127
Less: imputed interest	1,618
Present Value of lease liabilities	$7,509
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by customer
Related party	$10,110	$5,863	$23,203	$15,753
Commercial	54	28	125	76
Total Revenue by customer	$10,164	$5,891	$23,328	$15,829

Revenue by contract type
Fixed-price	$4,463	$840	$6,151	$2,864
Cost-plus	4,001	4,675	12,216	10,866
Time and Material	1,700	376	4,961	2,099
Total Revenue by contract type	$10,164	$5,891	$23,328	$15,829

For the three and nine months ended September 30, 2021, $6.5 million and $19.6 million, respectively, of our revenues were earned for contracts where revenue is recognized over time. For the three and nine months ended September 30, 2020, $5.9 million and $15.3 million, respectively, of our revenues were earned for contracts where revenue is recognized over time.
For the three and nine months ended September 30, 2021, $3.6 million and $3.7 million, respectively, of our revenues were earned for contracts where revenue is recognized at a point in time. For the three and nine months ended September 30, 2020, $0 thousand and $571 thousand, respectively, of our revenues were earned for contracts where revenue is recognized at a point in time.

7. DEBT
Notes payable consists of the following:

	September 30, 2021	December 31, 2020
Notes payable - due to affiliates, unsecured	5,500	5,500
Unsecured financing	12	5
Total notes payable	$5,512	$5,505
As of September 30, 2021, net maturities and/or curtailment obligations of all borrowings are as follows:

2021	$12
2022	—
2023	5,500
Total	$5,512
Unsecured financing
The Company finances its professional liability insurance policies that renew on March 1 of each year under a premium finance agreement payable within a one year term. At December 31, 2020, the balance on this loan was $5 thousand and the interest rate was 3.3%. As of September 30, 2021, the balance on this loan was $12 thousand and the interest rate was 2.4%.
Notes payable, due to affiliates – unsecured
Revolving Capital Line of Credit
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement (the “Loan Documents”) with CP Real Estate Services, LC (formerly known as Comstock Development Services, LC) (“CDS”), pursuant to which the Company secured a $10.0 million capital line of credit (the “Revolver”).  Under the terms of the Loan Documents, the Revolver provides for an initial variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum on advances made under the Revolver, payable monthly in arrears.  The five-year term facility allows for interim draws that carry a maturity date of 12 months from the initial date of the disbursement unless a longer initial term is agreed to by CDS.  On March 27, 2020, the Company borrowed $5.5 million under the Revolver. The $5.5 million borrowed has a maturity date of April 30, 2023. The effective interest rate at September 30, 2021 and December 31, 2020 was 4.25%.
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

For the three and nine months ended September 30, 2021, the Company made interest payments for all debt facilities of $59 thousand and $176 thousand, respectively. For the three and nine months ended September 30, 2020, the Company made interest payments for all debt facilities of $131 thousand and $256 thousand, respectively.
During the three and nine months ended September 30, 2021, the Company did not make principal payments on the Revolver. During the nine months ended September 30, 2020, the Company retired $5.7 million of outstanding borrowings for the CGF Note.

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
For our investments in real estate ventures at fair value, we estimate the fair value using the level 3 Income Approach or a sales comparable approach to determine a fair value. Critical inputs to fair value estimates include various level 3 inputs such as valuations of the underlying real estate assets and borrowings, which incorporate investment-specific assumptions such as discount rates, capitalization rates, rental and expense growth rates, and asset-specific market borrowing rates. As of September 30, 2021 and December 31, 2020, investments in the real estate ventures at fair value were approximately $3.2 million and $6.3 million, respectively.
Non-Recurring Fair Value Measurements
The Company may also value its non-financial assets and liabilities, including items such as long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements use significant unobservable inputs and are classified as Level 3.

Due to the classification of CES as a discontinued operation in the second quarter of 2021, the Company performed an interim test of goodwill to determine if the carrying amount exceeded its fair value less costs to sell. The fair value of CES was determined using both the market and income based methods. The market approach estimates value based on what other purchasers and sellers in the market have agreed to as a price for comparable businesses. The Company used a range of EBITDA multiples as significant inputs in the valuation. The income approach utilizes assumptions such as discount rates, future cash flow, and revenue growth rates. All of the inputs used are significant unobservable inputs classified as Level 3. The Company then weighted the values using the market and income based approaches to determine the overall fair value of CES. The carrying value of $1.7 million exceeded the fair value less costs to sell of $1.4 million resulting in a loss on classification as held for sale of $325 thousand (See Note 3 - Discontinued Operations). At September 30, 2021, the Company has determined that the carrying value of CES does not exceed its estimated fair value and therefore no further impairment is required during the three months ended September 30, 2021.
11. RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS
During the three and nine months ended September 30, 2021 and 2020 the Company issued no stock options. During the three and nine months ended September 30, 2021, the Company issued 0 and 165,809 restricted stock awards to employees, respectively. During the three and nine months ended September 30, 2020, the Company issued 14,500 and 644,852 restricted stock awards to employees, respectively.
Stock-based compensation expense associated with restricted stock and stock options is recognized based on the grant date fair value of the award over its vesting period. The following table reflects the Condensed Consolidated Statements of Operations line items for stock-based compensation reflected in continuing operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$147	$158	$454	$531
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
As of September 30, 2021, the weighted-average remaining contractual term of unexercised stock options was 6 years. As of September 30, 2021 and December 31, 2020, there was $1.0 million and $1.1 million, respectively, of unrecognized compensation cost related to stock options and restricted stock awards.
The Company intends to issue new shares of its Class A common stock upon vesting of restricted stock grants or the exercise of stock options.

12. INCOME (LOSS) PER SHARE
The weighted average shares and share equivalents used to calculate basic and diluted (loss) income from both continuing operations and discontinued operations for the three and nine months ended September 30, 2021 and 2020 are presented in the accompanying Condensed Consolidated Statements of Operations. Restricted stock awards, stock options and warrants for the three and nine months ended September 30, 2021 and 2020 are included in the diluted income (loss) per share calculation using the treasury stock method and average market prices during the periods, unless their inclusion would be anti-dilutive.
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations	$3,057	$400	$15,096	$1,479
Income (loss) from discontinued operations, net of taxes	$(137)	$23	$(724)	$112
Denominator:
Basic net income per share - weighted-avg. outstanding shares	8,234	8,078	8,205	8,046
Effect of dilutive securities:
Restricted stock awards, stock options and warrants	838	501	825	369
Diluted net income per share - weighted-avg. outstanding shares	9,072	8,579	9,030	8,415

Net income per share continuing operations - basic	$0.37	$0.05	$1.84	$0.18
Income (loss) per share discontinued operations - basic	$(0.02)	$—	$(0.09)	$0.01

Net income per share continuing operations - diluted	$0.34	$0.05	$1.67	$0.18
Income (loss) per share discontinued operations - diluted	$(0.02)	$—	$(0.08)	$0.01
The following share equivalents have been excluded from the continuing operations dilutive share computation for the three and nine months ended September 30, 2021 and 2020 as their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock awards	—	—	—	3
Stock options	34	118	37	159
Warrants	51	449	59	589
	85	567	96	751

13. RELATED PARTY TRANSACTIONS
Lease for Corporate Headquarters
The Company previously leased its corporate headquarters from an affiliate controlled and owned by our CEO and his family. On November 1, 2020, the Company relocated its corporate headquarters to a new office space pursuant to a ten year lease agreement with an affiliate controlled and owned by our Chief Executive Officer and family, as landlord.
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
2019 Amended Asset Management Agreement ("2019 AMA")
On April 30, 2019, CAM entered into the 2019 AMA with CDS, which amended and restated in its entirety the AMA. Pursuant to the 2019 AMA, CDS will engage CAM to manage and administer the Anchor Portfolio and the day to-day operations of CDS and each property-owning subsidiary of CDS (collectively, the “CDS Entities”). The “Anchor Portfolio” consists of a majority of the properties we currently manage.
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
As of September 30, 2021 and December 31, 2020, the Company had $4.6 million and $3.6 million, respectively, of receivables from related parties, primarily related to the 2019 AMA and payroll and expense reimbursements from affiliated properties. The Company does not record an allowance for doubtful accounts due to the related party nature of the receivables.
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
Financing Arrangements
To the extent not contemplated in the 2019 AMA, CDS Entities will, from time to time, directly engage the Company, under separate written agreements, to source and procure debt and/or equity financing for the CDS Entities' real property assets, and the Company receives market rate advisory or finder's fees from the CDS Entities in connection with the Company's provision of such services as further set forth in the separate written agreements.
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
See Note 6 - Revenue for detail regarding revenue earned from related parties and Note 7 - Debt for further description of the CGF Private Placement and the Revolver.
14. INCOME TAXES

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Prior to the quarter ended June 30, 2021, the Company recorded a valuation allowance to reduce its deferred tax assets to zero. Based upon the available evidence on June 30, 2021, the Company determined it was more likely than not that a portion of deferred tax assets related to the NOL carryforwards would be utilized in future periods. The Company considered all available evidence, including cumulative income in recent years and its current forecast of future income in its analysis. The Company concluded that sufficient positive evidence exists due to the cumulative positive results achieved since the Company's revised business strategy launched in 2018 and associated long-term related party contract (2019 AMA), which establishes a reasonable expectation of future taxable income. As a result, the Company partially released the valuation allowance against these deferred tax assets and recorded a deferred income tax benefit of $11.3 million in the second quarter of 2021. While the Company believes its forecast of future income is reasonable, it is inherently uncertain. If the Company’s projections of future income are lower than expected, the Company may need to reestablish the valuation allowance.

As of September 30, 2021, we have provided a valuation allowance against consolidated net deferred tax assets of $26.6 million, related primarily to deferred tax assets for Federal and state net operating loss carryforwards not expected to be used within their carryforward periods.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of September 30, 2021 and December 31, 2020. We are subject to taxation in various U.S. jurisdictions and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate, calculated for all taxing jurisdictions on a consolidated basis, expected for the entire year. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in valuation allowance and estimated permanent differences, and excludes certain discrete items whose tax effect, when material, is recognized in the interim period in which they occur. These changes in valuation allowance, permanent differences, and discrete items result in variances to the effective tax rate from period to period. We also have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur.

Prior to the adoption of new accounting guidance that we adopted on a prospective basis on January 1, 2021, during periods when we incurred net losses before income taxes, our annual estimated effective tax rate was at times adjusted based on the “loss limitation” requirements applicable to interim tax provisions, resulting in a limited income tax benefit recognized in that period. The “loss limitation” requirements were removed by the new accounting guidance and, therefore, we were not required to assess any such limitation for 2021.

For the nine months ended September 30, 2021, we recognized an income tax benefit of $11.3 million. The income tax benefit resulted from applying an estimated annual effective tax rate of 0.85% to pre-tax consolidated income reported during the period, as well as the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur primarily related to the release of $11.3 million valuation allowance in the second quarter of 2021. There were no other material discrete items occurring during the nine months ended September 30, 2021.

For the three months ended September 30, 2021, we recognized an income tax expense of $25 thousand. The income tax expense resulted from applying an estimated annual effective tax rate of 0.80% to pre-tax consolidated income reported during the period, as well as the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended September 30, 2021.

For the three and nine months ended September 30, 2020, the Company recognized deferred income tax expense of $1 thousand and $15 thousand, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was 0% and (0.11)%, respectively.

The Company currently has approximately $146 million in federal and state NOLs. If unused, these NOLs will begin expiring in 2027. Under Internal Revenue Code Section 382, if a change in ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired.

A reconciliation of the statutory rate and the effective tax rate is as follows:

	Nine Months Ended September 30,
	2021	2020
Federal statutory rate	21.00%	21.00%
State income taxes - net of federal benefit	0.85%	4.74%
Permanent differences	—%	0.16%
Return to provision adjustments	(0.21%)	(2.45%)
Change in valuation allowance	(389.13%)	(18.43%)
Other, net	(2.44)%	(5.87)%
Effective tax rate	(369.93)%	(0.85)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Deferred tax assets:
Net operating loss and tax credit carryforwards	$36,841	$37,899
Stock based compensation	690	648
Investment in affiliates	382	264
Other	24	14
Depreciation and amortization	—	37
	37,937	38,862
Less - valuation allowance	(26,625)	(38,780)
Net deferred tax assets	11,312	82
Deferred tax liabilities:
Depreciation and amortization	14	—
Goodwill amortization	(16)	(103)
Net deferred tax liabilities	(2)	(103)
Net deferred tax assets (liabilities)	$11,310	$(21)

15. SEGMENT DISCLOSURES
Prior to June 30, 2021, we operated our business through two segments: Asset Management and Real Estate Services. After the classification of CES as a discontinued operation as described in Note 3 - Discontinued Operations, which was included in the Real Estate Services segment, we now operate our business through one reportable segment: Asset Management.
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
16. SUBSEQUENT EVENTS
On October 20, 2021, the Company closed on an investment in a stabilized, luxury high-rise apartment building located at 44 Maryland Avenue in the City of Rockville, which is within the I-270 Technology and Life Science Corridor in Montgomery County, Maryland (the “Property”) pursuant to a purchase and sale agreement dated July 16, 2021 (as amended, the “Agreement”).
In conjunction with the entry into the Agreement, the Company entered into an operating agreement (“Operating Agreement”) with Partners to form Comstock 44 Maryland, LC (the “Purchaser”) to purchase the Property. Pursuant to the Operating Agreement, the Company holds a minority membership interest in the Purchaser and management control and the remaining membership interests are held by Partners. At September 30, 2021, the Company maintained a deposit in escrow pursuant to the Agreement totaling approximately $3.5 million. At closing, the Company’s investment related to the purchase of the Property was reduced to approximately $2.1 million in accordance with the Company's initial capital contribution due under the Operating Agreement.
At the closing of the acquisition of the Property, the Company received an acquisition fee of $500 thousand. The Company, or its affiliates, are further entitled to market rate asset management, property management, parking management, construction management and leasing fees for their management of the Property pursuant to separate agreements between the Purchaser, or its affiliates, and the Company, or its affiliates.

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
Any number of important factors which could cause actual results to differ materially from those in the forward-looking statements include: general economic and market conditions, including interest rate levels; changes in the real estate markets; inherent risks in investment in real estate; our ability to attract and retain clients; our ability to compete in the markets in which we operate; regulatory actions; fluctuations in operating results; shortages and increased costs of labor or materials; adverse weather conditions and natural disasters; public health emergencies, including potential health risks and economic uncertainties relating to the coronavirus (COVID-19) pandemic; our ability to raise debt and equity capital and grow our operations on a profitable basis; and our continuing relationships with affiliates.
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
As of September 30, 2021, our AUM consisted of 28 operating assets comprising 13 commercial assets totaling approximately 1.9 million square feet and 4 multifamily assets totaling 1,123 units, and 11 commercial garages comprised of over 10,000 parking spaces. Additionally, we have: (i) one commercial asset currently under-construction and scheduled for delivery in

2022 totaling approximately 250,000 square feet that is 100% pre-leased; and (ii) 18 development pipeline assets consisting of approximately 2.0 million square feet of additional planned commercial development, approximately 1,700 multifamily units and 2 hotel assets that will include 370 keys.
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

Loudoun Station
Loudoun Station, located at the terminus of Phase II of Metro’s Silver Line, is Loudoun County’s first Metro connected development and represents Loudoun County’s beginning transformation into a transit connected community with direct metro rail connectivity to Dulles International Airport, Reston, Tysons Corner, and downtown Washington, D.C. Currently, Loudoun Station has approximately 1,000,000 square feet of mixed-use development completed, including 675 residential units, approximately 50,000 square feet of Class-A office space, approximately 150,000 thousand square feet of retail spaces including an 11-sceen AMC Cinema, and a 1,500-space Metro commuter parking garage. The Metro Garage is the focus of a public-private partnership between an affiliate of the Company and Loudoun County, Virginia and is managed by a subsidiary of the Company. Phase II of Metro’s Silver Line is under construction and expected to commence passenger service in early to mid 2022. The Company is providing a variety of its real estate and asset management services related to the existing buildings and the future development pursuant to the 2019 AMA, including development and construction management services, leasing management services, property management services, and capital markets services.

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
Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Revenue
Revenue for the three months ended September 30, 2021 and 2020 was $10.2 million and $5.9 million, respectively. This represents an increase of $4.3 million, or 72.5%, compared to prior year. Revenue for the nine months ended September 30, 2021 and 2020 was $23.3 million and $15.8 million, respectively. This represents an increase of $7.5 million, or 47.4%, compared to prior year. Revenue increased in all periods primarily due to $2.6 million of capital markets fees earned in the third quarter of 2021 along with increased costs that are reimbursable from CDS under the 2019 AMA and recognized as revenue along with the growth in the number of managed commercial properties and parking facilities. The prior year to date revenue was also reduced by $1.4 million due to the PPP Loan.

Direct costs
Direct costs for the three months ended September 30, 2021 and 2020 was $6.7 million and $5.1 million, respectively. This 32.2% increase amounts to a $1.6 million increase to direct costs and is primarily attributable to co-broker fees incurred in connection with the capital markets transaction that closed in the third quarter of 2021 as well as an increase in rent expense for the Company's new headquarters and personnel expenses due to the growth of our property management and asset management businesses.
Direct costs for the nine months ended September 30, 2021 and 2020 was $18.3 million and $12.9 million, respectively. This 41.5% increase amounts to a $5.4 million increase to direct costs. This is primarily attributable to co-broker fees incurred in connection with the capital markets transaction that closed during the third quarter of 2021 as well as an increase in rent expense for the Company's new headquarters and personnel expenses due to the growth of our property management and asset management businesses. The prior period payroll and rent expense was also reduced by $1.9 million due to the PPP Loan.
General and administrative
General and administrative expenses for the three months ended September 30, 2021 and 2020 was $329 thousand and $323 thousand, respectively. For the nine months ended September 30, 2021 and 2020, general and administrative costs decreased $69 thousand or 6.7% primarily attributable to a decrease in stock compensation expense.
Selling and marketing
Selling & marketing expenses for the three months ended September 30, 2021 and 2020 was $3 thousand and $0, respectively. The expenses for the nine months ended September 30, 2021 and 2020 was $21 thousand and $1 thousand, respectively. The increase is attributable to an increase in selling and marketing expenses as the Company invests in further expansion of its property management business.
Interest expense
For the three months ended September 30, 2021 and 2020, the Company’s interest expense was approximately equivalent. For the nine months ended September 30, 2021 and 2020, the Company’s interest expense was $176 thousand and $286 thousand, respectively. The 38.5% reduction to interest expense amounts to an $110 thousand decrease in interest expense as a result of the repayment of the Comstock Growth Fund loan during the three months ended March 30, 2020.
Income taxes
For the nine months ended September 30, 2021, the Company recognized an income tax benefit of $11.3 million. The income tax benefit resulted from applying an estimated annual effective tax benefit rate of 0.85% to pre-tax consolidated loss reported during the period, as well as the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur primarily related to the release of $11.3 million valuation allowance in the second quarter of 2021. There were no other material discrete items occurring during the nine months ended September 30, 2021.

For the three months ended September 30, 2021, the Company recognized an income tax expense of $25 thousand. The income tax expense resulted from applying an estimated annual worldwide effective tax benefit rate of 0.80% to pre-tax consolidated loss reported during the period, as well as the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended September 30, 2021.

For the three and nine months ended September 30, 2020, the Company recognized deferred income tax expense of $1 thousand and $15 thousand, respectively. The effective tax rate for the three and nine months ended September 30, 2020 is 0% and -0.11%, respectively.
Income (loss) from discontinued operations
For the three and nine months ended September 30, 2021, the loss from discontinued operations of $137 thousand and $724 thousand, respectively, represents the loss generated by CES primarily due to the impairment loss recognized on the reclassification to held for sale. The income from discontinued operations of $23 thousand and $112 thousand for the three and nine months ended September 30, 2021, respectively, represents the income generated by CES primarily due to the reduction of payroll expense as a result of the PPP Loan.

Liquidity and Capital Resources
We finance our Asset Management operations, capital expenditures, and business acquisitions with internally generated funds, distributions from our equity method investments, and borrowings from our credit facilities. See Note 7 in the accompanying condensed consolidated financial statements for more details on our debt and credit facilities.
Cash Flow from Continuing Operations
For the nine months ended September 30, 2021, net cash provided by operating activities was $3.1 million, which is primarily related to fees earned in the quarter for the capital markets transaction offset by an increase in related party receivables. For the nine months ended September 30, 2020, net provided by operating activities was $1.8 million, primarily related to non-cash stock compensation and increases in trade receivables offset by a decrease in personnel costs.
Net cash used in investing activities of $0.6 million for the nine months ended September 30, 2021 is primarily due to deposits paid for the Company's multifamily acquisition in Rockville, Maryland offset by distributions from Investors X. Net cash provided by investing activities of $1.2 million for the nine months ended September 30, 2020 was primarily related to distributions from equity method investments.
Net cash used in financing activities for the nine months ended September 30, 2021 was $215 thousand which was primarily related to taxes paid related to net share settlement of equity awards net of proceeds from notes payable. Net cash provided by financing activities was $269 thousand for the nine months ended September 30, 2020 which was primarily related to proceeds from the Revolver of $5.5 million offset by the repayment of the Comstock Growth Fund loan.
Critical Accounting Policies and Estimates
There have been no other significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Issued Accounting Standards
See Note 1 - Organization and Basis of Presentation to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
None.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
No changes have occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101,DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 15, 2021	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)