Form 10-K
period 2021-12-31
Comstock Holding Companies, Inc.
filed 2022-03-31
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 001-32375

Comstock Holding Companies, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware
(State or other jurisdiction of
incorporation or organization)
1900 Reston Metro Plaza, 10th Floor
Reston, VA
(Address of principal executive offices)

20-1164345
(I.R.S. Employer
Identification No.)
20190
(Zip Code)
Registrant’s telephone number, including area code: (703) 230-1985

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	CHCI	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2021, was $16,094,232. The number of shares of Registrant’s common stock outstanding as of February 28, 2022 was 8,118,480 (Class A) and 220,250 (Class B).
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

COMSTOCK HOLDING COMPANIES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the matters disclosed in this Annual Report on Form 10-K may include forward-looking statements. Any forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements do not relate strictly to historical or current facts, and can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “likely,” “intend,” “expect,” “will,” “should,” “seeks” or other words and terms of similar meaning used in conjunction with a discussion of future operating or financial performance.
The Company acknowledges the importance of communicating future expectations to investors, however there will always remain future events and circumstances that are unable to be accurately predicted or controlled. When considering forward-looking statements, investors should keep in mind the risks and uncertainties that may cause actual results to differ materially from the expectations described, and consequently should place no undue reliance on any of these statements. There are several factors may affect the accuracy of the forward-looking statements, including, but not limited to: general economic and market conditions, including interest rate levels; changes in the real estate markets; inherent risks in investment in real estate; the ability to attract and retain clients; the ability to compete in the markets in which the Company operates; regulatory actions; fluctuations in operating results; shortages and increased costs of labor or materials; adverse weather conditions and natural disasters; public health emergencies, including potential risks and uncertainties relating to the coronavirus (COVID-19) pandemic; the ability to raise debt and equity capital and grow operations on a profitable basis; and continuing relationships with affiliates. The factors can apply both directly to the Company or generally to the real estate industry as a whole.
Forward-looking statements speak only as of the date of this Form 10-K. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, or otherwise.

PART I
ITEM 1. BUSINESS
As used herein, "Comstock", "CHCI", "the Company," "we," "us," "our," and similar terms are referring to Comstock Holding Companies, Inc. and its subsidiaries, unless the context indicates otherwise.
Overview
Comstock is a leading developer and manager of mixed-use and transit-oriented properties in the Washington, D.C. metropolitan area. As a vertically integrated and multi-faceted asset management and real estate services company, we have designed, developed, constructed, acquired, and managed thousands of residential units and millions of square feet of commercial and mixed-use properties in since 1985. We provide a broad range of asset management and real estate services to our customers and partners, composed primarily of private and institutional owners, investors in commercial, residential, and mixed-use real estate, and various governmental bodies seeking to leverage the potential of public-private partnerships.
Our mission is to deliver extraordinary experiences in places people live, work, and play. We strive to deliver best-in-class services and products in the real estate industry through exemplary conduct, superb systems, and an ongoing commitment to excellence that is guided by our vast expertise in all the areas in which we operate.
CES Divestiture
On June 16, 2021, we made the strategic decision to pursue the sale of the operations of Comstock Environmental Services, LLC ("CES"), a subsidiary of Comstock, based on the continued growth and future prospects of the asset management business. Accordingly, we have reflected CES as a discontinued operation in our consolidated statements of operations for all periods presented. We have also designated CES assets and liabilities as held for sale in our consolidated balance sheets as of December 31, 2021 and 2020, and unless otherwise noted, all amounts and disclosures relate to our continuing operations. For additional information, see Note 3 in the Notes to Consolidated Financial Statements.
On March 31, 2022, we completed the sale of CES to August Mack Environmental, Inc. ("August Mack") for approximately $1.4 million of total consideration, composed of $1.0 million in cash and $0.4 million held in escrow that is subject to net working capital and other adjustments, as set forth in the executed Asset Purchase Agreement with August Mack.
Our Services
We have broad real estate development and management capabilities that enable us to generate fees for services provided in connection with the real estate assets we manage. Our experienced team provides a full range of services related to acquisition, development, and operations of real estate assets.
Our revenue includes fees generated from asset management services that we provide to our managed portfolio of real estate assets, including development and construction management services, leasing and property management services, and debt/equity financing origination. We also generate revenue from providing fee-based real estate services, such as capital markets, brokerage and title insurance, to properties in our managed portfolio.
In addition, we invest capital both on our own account and on behalf of clients and institutional investors seeking above average risk-adjusted returns. These strategic real estate investments tend to focus on office, retail, residential and mixed-use properties in which we generally retain an economic interest while also providing property management and other real estate services. Each unique investment opportunity comes with its own set of planned objectives and timelines, however market conditions pending, our general expectation is that most of these types of projects last between four and seven years.
The services we provide pursuant to the asset management agreements covering our managed portfolio vary by property and client, and include property management, development and construction management, leasing management, acquisition and disposition management, origination and negotiation of debt and equity facilities, risk management, and various other property-specific services. Substantially all the properties included in our managed portfolio are covered by long-term, full-service asset management agreements encompassing all aspects of design, development, construction, and operations management relating to the subject properties. Our long-term asset management contracts generally include material early termination payments to us in the event the contract is prematurely terminated by the asset owner. A limited number of properties in our managed portfolio are covered by service-specific asset management contracts that focus our services on defined critical elements of operations, such as marketing, leasing, and construction management, where the property owner continues to manage other operating functions. Our limited-service asset management agreements generally are anticipated to be short term in nature and do not include material early termination penalties.
Anchoring our asset management services platform is a long-term full service asset management agreement with an affiliated company owned by Comstock’s Chief Executive Officer, Christopher Clemente (the “2019 AMA”). The 2019 AMA encompasses the majority of the properties we currently manage, including two of the largest transit-oriented, mixed-use developments in the Washington, D.C. area: Reston Station and Loudoun Station, which along with other development properties under the 2019 AMA constitute our “Anchor Portfolio” (see below for details). The 2019 AMA for our Anchor Portfolio is a long-term agreement with an original term of ten years that provides for significant financial payments to Comstock in the case of early termination by the asset owner. For further information, see Note 14 in the Notes to Consolidated Financial Statements
Managed Portfolio
Our managed portfolio comprised 34 operating assets, including 14 commercial assets totaling approximately 2.2 million square feet, 6 multifamily assets totaling 1,636 units, and 14 commercial garages with over 11,000 parking spaces. Additionally, we have 18 development pipeline assets consisting of approximately 2.0 million square feet of additional planned commercial development, approximately 1,900 multifamily units and 2 hotel assets that will include approximately 460 keys. Further details on the various assets we manage are as follows:
Anchor Portfolio
Reston Station
Reston Station is among the largest mixed-use, transit-oriented developments in the greater Washington D.C. metropolitan market. Located at the terminus of Phase I of Metro’s Silver Line, the Reston Station neighborhood spans the Dulles Toll Road. Covering a total of approximately 60 acres, assets included in Comstock’s managed portfolio cover approximately 37 of the 60-acre neighborhood and will, upon full build-out, include approximately five million square feet of mixed-used development. We are providing a wide variety of its real estate and asset management services to the project pursuant to the 2019 AMA, including development and construction management services, leasing management services, property management services, capital markets services. The Reston Station neighborhood is being developed in four districts as follows:
•Metro Plaza District
The Metro Plaza District is structured to accommodate up to 1.4 million square feet of mixed-use development spread across five buildings, highlighted by the following properties for which construction has been completed:
◦1900 Reston Metro Plaza - 80,000 square foot Trophy-Class office tower; a significant portion of which has been leased to Google and other corporate users,
◦1906 Reston Metro Plaza - 210,000 square foot Trophy-Class office building; 100% leased
◦BLVD | Reston - 450,000 square foot residential tower that includes 448 rental apartments; 93% leased
A fourth building, 1902 Reston Metro Plaza, is a 250,000 square foot Trophy-Class office building that is 100% leased, had the base building delivered in 2021, and is expected to have the interior fit-out completed by late 2022. All buildings on the Metro Plaza have ground floor retail and are leased to high-quality tenants, including Starbucks, CVS and others. Entitlements allow for the construction of a fifth tower, a residential or hotel building of up to approximately 120,000 square feet, above a portion of the retail space on the Metro Plaza.
The Reston Station Metro Plaza includes one of the largest underground commuter parking garages and bus transit facilities in the region. The 1.7 million square foot subterranean garage and transit facility is the subject of a public-private partnership between affiliates of the Company and Fairfax County, Virginia. The Reston Station transit facility provides Metro commuters with an indoor bus transit depot designed to accommodate upwards of 110 buses per hour, 2,300 commuter parking spaces operated by Fairfax County and additional approximately 1,500 spaces for retail, office and commuter uses operated by a Comstock subsidiary, a Tesla Super Charging Station and numerous other electric vehicle charging stations, numerous bicycle parking and storage facilities, substantial storm water management vaults, and state-of-the-art water treatment systems.
•Reston Row District
The Reston Row District has entitlements in place that allow for approximately 1.4 million square feet of mixed-use development, including Class-A office, multifamily units, retail and hotel uses. The Reston Row District is situated on approximately 11 acres adjacent to Reston Station’s Metro Plaza District and the Reston Station Transit Facility. Marriott International has entered into a franchise agreement with one of the Comstock-managed entities covered under the 2019 AMA concerning the development and operation of a JW Marriott Hotel and residential tower that is planned to be developed in the first of two phases of the Reston Row District, including approximately 243 hotel rooms, 95 JW Marriott-branded condominium residences, and retail, entertainment, conference and meeting spaces.
•Commerce District
The Commerce District has entitlements in place that allow for approximately 1.4 million square feet of mixed-use development, in addition to four existing Class-A office buildings that include a total of approximately 590,000 square feet. The Commerce District property is situated on approximately 16 acres located adjacent to the south entrance to the Wiehle Reston-East Metro Station and lies directly across the Dulles Toll Road from the Metro Plaza District of Reston Station and the Reston Station Transit Facility. We are currently leasing and managing the four existing office buildings and one existing retail building while also finalizing plans for the new buildings that will include up to 1.4 million square feet of office, retail, hotel and residential uses.
•West District
The West District at Reston Station consists of approximately 3 acres of land located adjacent to the Reston Row District that is owned by our affiliates and approximately 13 surrounding acres of land owned by others. Our portion of the West District was previously developed by an affiliate with a 90,000 square foot office building and was entitled for development of an additional residential building of up to approximately 260,000 square feet. An adjoining parcel in the West District is owned by an entity not affiliated with Comstock and has been developed with an existing 421-unit residential apartment building. Two additional existing office buildings owned by entities not affiliated with Comstock and a medical facility owned and operated by Kaiser Permanente are also included in the West District.
Loudoun Station
Loudoun Station, located at the terminus of Phase II of Metro’s Silver Line, is Loudoun County’s first Metro connected development. It represents the beginning of Loudoun County’s transformation into a transit-connected community, with direct Metro connectivity to Dulles International Airport, Reston, Tysons Corner, and downtown Washington, D.C. Currently, Loudoun Station has approximately 1,500,000 square feet of mixed-use development completed, including 675 residential units, approximately 50,000 square feet of Class-A office space, approximately 150,000 thousand square feet of retail spaces including an 11-screen AMC Cinema, and a 1,500-space Metro commuter parking garage. The Metro Garage is the focus of a public-private partnership between a Comstock affiliate and Loudoun County, Virginia and is managed by a Comstock subsidiary. Phase II of Metro’s Silver Line is under construction and expected to commence passenger service in mid-2022. We are providing a variety of real estate and asset management services related to the existing buildings and the future development pursuant to the 2019 AMA, including development and construction management services, leasing management services, property management services, and capital markets services.
Herndon Station
Herndon Station will include up to approximately 340,000 square feet of residential, retail and entertainment spaces, including a performing arts center, and an approximately 700 space commercial parking garage in the historic downtown portion of the Town of Herndon in western Fairfax County, Virginia. The project is the focus of a public-private partnership between a Comstock affiliate and the Town of Herndon and will include improvements to existing connections to the adjacent WO&D trail, a popular pedestrian and bicycle route. We are providing a variety of asset management and development services related to the Herndon Station development pursuant to the 2019 AMA.
Other Portfolio Assets
International Gateway
Since 2018, pursuant to an asset management agreement with an unaffiliated property owner, we have provided asset management, property management, leasing management, and consulting services for a privately owned portfolio of two mixed-use retail/office buildings in Tysons Corner, Virginia, known as International Gateway.
Investors X
On April 30, 2019, we entered into a Master Transfer agreement with CP Real Estate Services, LC (“CPRES”), formerly Comstock Development Services, LC, an entity wholly owned by the Company’s CEO, Christopher Clemente, which entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C.

("Investors X"), an unconsolidated Variable Interest Entity that owns the Company's residual homebuilding operations. As of December 31, 2021, the residual cash flow primarily relates to anticipated returns of cash backing outstanding letters of credit and cash collateral posted for land development work performed by subsidiaries owned by Investors X. The cash will be released as bond release work associated with these projects is completed. In addition, a subsidiary of Investors X is undergoing a rezoning from commercial to residential and we will be entitled to 50% of the profit from the anticipated residential lot sales after rezoning and land development work is completed.
The Hartford Building
In December 2019, we entered into a joint venture with Comstock Partners, LC (“Partners”), an entity that is controlled by our CEO, and wholly-owned by Mr. Clemente and certain family members, to acquire a Class-A office building immediately adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use Leadership in Energy and Environmental Design (“LEED”) GOLD building is approximately 76% leased to multiple high-quality tenants. In February 2020, we arranged for DivcoWest, an unaffiliated entity, to purchase a majority ownership stake in the Hartford Building and secured a $87 million loan facility from MetLife. As part of the transaction, we entered into asset management and property management agreements to manage the property.
BLVD Forty Four
In October 2021, we entered into a joint venture with Partners to acquire BLVD Forty Four, a 15-story, luxury high-rise apartment building located one block from the Rockville Metro Station and in the heart of the I-270 Technology and Life Science Corridor in Montgomery County, Maryland. Built in 2015, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, we received an acquisition fee and will also receive investment related income and incentive fees in connection with our equity interest in the asset. We also provide asset, residential, retail and parking property management services for the property in exchange for market rate fees.
BLVD Ansel
In March 2022, we entered into a joint venture with Partners to acquire BLVD Ansel, a 250-unit, 18-story, luxury high-rise apartment building located at 33 Monroe Street in Rockville, MD. BLVD Ansel is the sister building of Comstock’s acquired BLVD Forty-Four. BLVD Ansel features over 20,000 square feet of retail space, 611 parking spaces, and expansive amenities, including a spacious lobby with concierge service, penthouse clubroom, fitness center and yoga studio, and multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, we received an acquisition fee and will also receive investment related income and incentive fees in connection with our equity interest in the asset. We also provide residential, retail and parking property management services for the property in exchange for market rate fees.
Our Business Strategy
In early 2018, we transitioned our business strategy from being focused on the development and sale of residential homes to our current fee-based services model that concentrates on asset management of commercial and mixed-use real estate, primarily in the greater Washington, D.C. region. This shift took us from an approach that, among other things, was capital-intensive and required us to maintain a significant on-balance sheet land inventory to one that is asset-light with a much lower risk profile.
Comstock has been active in the Washington, D.C. metropolitan area and other key U.S. markets since 1985, having developed, acquired, and managed large-scale portfolios of real estate assets, including thousands of rental apartments, millions of square feet of mixed-use properties (office buildings, hotels, commercial garages, transit-oriented developments), millions of square feet of regional shopping malls, and numerous public-private partnership developments that include large-scale public infrastructure improvements. We believe that our management team’s extensive experience in managing such a diverse and large-scale portfolio of developments and stabilized assets provides the knowledge base necessary to distinguish our business focus and strategy, which is primarily focused on:
•Properties that generate stable, recurring cash flows
Our asset management agreements provide a highly visible and reliable source of revenue and position us to enhance bottom line results as our Anchor Portfolio and other assets under management expand. Our Anchor Portfolio provides a stable, cost-plus fee structure foundation pursuant to the 2019 AMA. This approach enables us to generate consistent, positive earnings through the development and management of, and the provision of additional services related to, our

Anchor Portfolio. It also provides the opportunity to increase our earnings through the expansion of our managed portfolio of properties pursuant to acquisitions of additional stabilized assets with institutional partners.
•Mixed-use and transit-oriented assets in high-growth areas
We are a developer, operator, and asset manager of high quality, mixed-use and transit-oriented development properties with a focus on select transitioning “sub-urban” markets in the greater Washington D.C. metropolitan area. These sub-markets, which include the Dulles Corridor and the Rosslyn-Ballston Corridor in Northern Virginia, are experiencing increased short-term demand resulting from a flight to quality and perceived safety prompted by the COVID-19 pandemic. These areas also feature strong long-term trends such as economic growth and attractive demographic attributes, as well as superior transportation infrastructure that caters to the preferences of multifamily, office and retail tenants.
Current trends indicate that commercial tenants are likely to continue seeking to locate (or relocate) offices to urban, mixed-use developments in sub-markets such as our key markets. These sub-markets have also demonstrated demand trends that we believe will continue to result in commercial tenants’ willingness to pay higher rents for commercial space as compared to locations that do not offer the benefits and amenities available in mixed-use and transit-oriented developments, while also attracting residential tenants willing to pay premium rents for high quality rental apartments in amenity-rich areas that, among other benefits, provides direct or easily walkable access to Metro and other transit services. A significant portion of our portfolio of managed assets are located in such areas, adjacent to Metro stations with multiple housing choices, popular restaurants, entertainment venues, and other amenities prioritized by today’s corporate tenants and their employees.
We seek out opportunities that we believe can provide appropriate risk-adjusted returns and are suitable for co-investment, potentially with institutional real estate investors that seek investment opportunities but may lack the local expertise or operational infrastructure necessary to identify, acquire, and manage such assets. Our acquisition strategy is aligned with that of institutional real estate investors and is currently focused on value-add, core, and core-plus opportunities as well as other opportunistic asset acquisitions.
•Capitalizing on significant growth trends that drive market demand in Northern Virginia
Significant growth trends in demand for cybersecurity and other technology services in the government sector, as well as in the private sector, have generated substantial growth and attracted large technology companies, such as Microsoft, Google, and Amazon to the Dulles Corridor and the Rosslyn-Ballston Corridor in Northern Virginia. In 2018, Northern Virginia was selected by Amazon as the location for its highly publicized “HQ2” second headquarters. Amazon’s HQ2 has recently begun operations and is reportedly expected to create 25,000 or more new jobs over the next several years as its 5 million square foot complex develops in Arlington County at the eastern end of the Rosslyn-Ballston Corridor. Meanwhile, Amazon Web Services has focused its expansion in the Dulles Corridor to the west, where it has been increasing its office and data center presence in recent years. We believe Amazon’s presence in these corridors, along with the continued growth and investment by other large technology companies, will continue to benefit Northern Virginia’s employment market, which has experienced market leading job growth in the Washington, D.C. region.
Further, Northern Virginia’s significant data infrastructure, capable of serving the growing needs of the federal government and its defense and information contractors, has spurred the expansion and/or relocation of several federal government agencies, including the FBI, CIA, NSA, and the Customs and Border Patrol agency, to the Dulles Corridor. Because of its significant information infrastructure, the Dulles Corridor has become known as the “Internet Capital of the World”. With its vast network of high-capacity data centers, primarily located in the western portion of the Dulles Corridor, Loudoun County reportedly hosts upwards of 70% of the world’s internet traffic. As a result, Loudoun County continues to experience tremendous growth in data center development and employment and has become the global leader in absorption of data center capacity, accounting for more than 40% of national data center space absorption in recent years.
We have been focused on these developing trends for more than two decades, and through the 2019 AMA, we control the development and asset management of a significant portfolio of high-profile assets at the forefront of the urban transformation taking place in the Dulles Corridor. With a stabilized portfolio and development pipeline that include millions of square feet of mixed-use and transit-oriented properties located at key Metro stations in the Dulles Corridor, we are well-positioned to capitalize on trends that are shaping the future of mixed-use real estate in the Washington, D.C. area, providing opportunities for significant growth and attractive returns.

•Leveraging our development capabilities to secure public-private partnership development opportunities
Our affiliates have been selected by multiple local governments (including Fairfax County, Loudoun County, and the Town of Herndon, Virginia) to develop and manage large-scale mixed-use developments that include transit facilities and other public infrastructure elements through public-private partnerships at a time when local jurisdictions are focused on public-private partnerships as a means of leveraging private sector capabilities to meet public infrastructure development needs. In addition, recent changes to the Comprehensive Land Use Plans of Fairfax County and Loudoun County encourage high-density and mixed-use development proximate to the new Silver Line Metro Stations in the Dulles Corridor, resulting in compelling growth opportunities adjacent to the terminus station of Phase I of the Silver Line that opened in 2014 and the terminus station of Phase II of the Silver Line that is scheduled to open in mid-2022.
•Constructing and stabilizing our significant development pipeline
We expect to generate additional fees from our significant pipeline of development opportunities. At full build out, our Anchor Portfolio will be approximately 7.4 million square feet and include approximately 18 total commercial assets comprised of approximately 3.8 million square feet, 12 total residential assets comprised of approximately 3,000 units spanning 3.2 million total square feet, 15 total commercial garages comprised of approximately 17,000 parking spaces, and 2 hotels comprised of approximately 460 hotel rooms and 400,000 square feet.
•Actively growing our supplemental asset management services
We provide a variety of fee-based real estate services, such as capital markets, brokerage and title insurance. Providing these supplemental services serves as a catalyst for additional strategic institutional real estate acquisition joint venture opportunities.
Our Values – Environment, Social and Governance (ESG)
We are committed to pursuing environmental sustainability, social responsibility, and robust governance practices across all our operations. We recognize that development of real estate can have significant impact, positive or negative, for the surrounding community, the region, and the environment that we all share. We believe that companies developing real estate have a responsibility to maximize the positive impacts while taking steps to minimize negative impacts. Supporting and fostering these initiatives is instrumental in making our communities better places to live, work, and play while simultaneously bolstering asset value, reducing risk, and positively impacting all stakeholders.
Environmental
We believe that environmentally sound business practices are critical to the long-term success of our business and the communities in which we operate. Our managed portfolio already includes multiple assets that are Leadership in Energy and Environmental Design (“LEED”) and Energy Star certified, and multiple initiatives are underway to obtain additional certifications in the near future. We plan to expand our capabilities around monitoring energy and utility consumption at all our properties, allowing us to better identify opportunities to maximize efficiency and sustainability through operational and capital improvements. Furthermore, we intend to engage our supply chain to incorporate sustainable designs, materials, and systems into all ongoing or future developments.
Our transit-oriented developments promote the use of mass transit, ride sharing, and alternate modes of transportation. We continue to expand the availability of electronic vehicle charging stations and bike racks at our properties in hopes of encouraging the reduction of congestion, emissions, and our overall carbon footprint. In recognition of the positive impacts resulting from Comstock’s Reston Station design, the development was awarded the designation of Best Workplaces for Commuters in 2020 and 2021 by the Best Workplaces for Commuters Organization created by the National Center for Transit Research at the Center for Urban Transportation Research.
Social (Human Capital)
Our core mission is to deliver extraordinary experiences in places people live, work, and play. We recognize the vital importance of community engagement in achieving this goal, which is why it has always been at the forefront of our overall business strategy. We host a variety of community events in the public spaces we develop, aimed at creating rich and meaningful experiences. We support local organizations in the communities where we do business through charitable events, philanthropic partnerships, and other events that help contribute to the health and vibrancy of the community.

A key to our success is our ability to attract and retain a talented workforce. We employ a diverse, multi-generational staff that consisted of 152 full-time and 9 part-time employees as of December 31, 2021. We promote collaboration, support, and innovation, providing all our employees the opportunity to achieve their professional and wellness goals. We continuously strive to diversify our workforce, provide equal access to opportunities to our people, and promote a working environment based on mutual trust, confidence, and respect. Our employees have access to a comprehensive suite of benefits, including, but not limited to: medical, dental, vision, and life insurance options; flexible and health savings accounts; 401k plan matching; and professional development reimbursement. We offer numerous wellness initiatives and training opportunities, including a diversity training and a broad suite of e-learning courses.
In 2021, we have continued to implement certain protocols and procedures in response to the COVID-19 pandemic to ensure the safety, health and comfort of employees and remain in compliance with all federal and local ordinances and guidelines.
Governance
Our employees, managers and officers conduct our business under the direction of our CEO and the oversight of our Board of Directors (the “Board”) to enhance our long-term value for our stockholders. The core responsibility of our Board is to exercise its fiduciary duty to act in the best interests of our Company and our stockholders. In exercising this obligation, our Board and its individual committees perform several specific functions, including risk assessment, review and oversight. While management is responsible for the day-to-day management of risk, our Board retains oversight of risk management for our company, assisting management by providing guidance on strategic risks, financial risks, and operational risks.
We have established corporate governance guidelines and policies that promote Company values, including a code of conduct as well as a code of ethics. Our information security team deploys an array of cybersecurity capabilities to protect our various business systems and data. We continually invest in protecting against, monitoring, and mitigating risks across the enterprise. We had no material publicly reportable information security incidents in the fiscal year ended December 31, 2021.
Competition
The real estate asset management and services industry is highly competitive. We compete with other businesses in the asset management and real estate-related services businesses on the basis of price, location, experience, service and reputation. Many of these competitors are larger than us, operate on a national or global scale, and have access to greater technical, marketing and financial resources. These competitors may benefit from lower costs of capital, greater business scale, enhanced operating efficiencies, and greater immunity to localized market downturns due to their broad geographic presence. We also face numerous competitors on a local and regional basis. Certain competitors may also possess greater access to capital, higher risk tolerance, lower return thresholds, or less regulatory restrictions, all which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities than we are able to. Our long-term growth will depend upon our ability to attract and maintain the appropriate personnel, professionally manage the assets subject to the 2019 AMA and other management agreements, and successfully expand our services to new and existing clients in a cost-efficient manner.
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
Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed his ownership interest in the “Comstock” brand and trademark to us in perpetuity. We have registered our trademarks and routinely take steps, and occasionally take legal action, to protect against brand infringement from third parties. Mr. Clemente has retained the right to continue to use the “Comstock” brand and trademark including for real estate development projects in our current or future markets that are unrelated to the Company but, currently, substantially all of Mr. Clemente’s real estate development business is conducted with Comstock, pursuant to the 2019 AMA.
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
Additional Information
Comstock Holding Companies, Inc. was incorporated in Delaware in 2004. Our principal executive offices are located at 1900 Reston Metro Plaza, 10th Floor, Reston, VA 20190, and our telephone number is 703-230-1985. Our corporate website may be found at https://comstockcompanies.com/.
We maintain an investor relations page on our website where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other required SEC filings may be accessed free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Through September 30, 2020, we had been leasing 16,447 square feet of office space located at 1886 Metro Center Drive, Reston, Virginia for our corporate headquarters from an affiliate partially owned by our Chief Executive Officer. On October 31, 2020, our then-current lease expired following a one-month extension of the lease term. On November 1, 2020, we executed a new lease to relocate our corporate headquarters to new office space located at 1900 Reston Metro Plaza, Reston, Virginia for a ten-year term from an affiliate partially owned by our Chief Executive Officer. The amount of leased space is currently 21,852 square feet. We believe our properties are adequately maintained and suitable for our needs and their intended use.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is traded on The Nasdaq Capital Market under the symbol “CHCI”. As of December 31, 2021, there were 47 registered holders of record of our Class A common stock and 1 holder of our Class B common stock.
We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock during the foreseeable future but intend to retain any earnings for future growth of our business.
We did not repurchase any securities under our share repurchase program or issue any unregistered securities during the year ended December 31, 2021.
ITEM 6. [RESERVED]
Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2021” and “2020” are referring to the twelve-month period ended December 31 for each of those respective fiscal years. This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
Overview
We are a leading developer and manager of mixed-use and transit-oriented properties in the Washington, D.C. metropolitan area. As a vertically integrated and multi-faceted asset management and real estate services company, we have designed, developed, constructed, acquired, and managed thousands of residential units and millions of square feet of commercial and mixed-use properties in since 1985. We provide a broad range of asset management and real estate services to our customers and partners, composed primarily of private and institutional owners, investors in commercial, residential, and mixed-use real estate, and various governmental bodies seeking to leverage the potential of public-private partnerships.
We have broad real estate development and management capabilities that enable us to generate fees for services provided in connection with the real estate assets we manage. Our experienced team provides a full range of services related to acquisition, development, and operations of real estate assets. Our revenue includes fees generated from asset management and real estate services that we provide to properties in our managed portfolio. In addition, we invest capital both on our own account and on behalf of clients and institutional investors seeking above average risk-adjusted returns. These strategic real estate investments tend to focus on office, retail, residential and mixed-use properties in which we generally retain an economic interest while also providing property management and other real estate services.
The services we provide pursuant to the asset management agreements covering our managed portfolio vary by property and client. Substantially all the properties included in our managed portfolio are covered by long-term, full-service asset management agreements encompassing all aspects of design, development, construction, and operations management relating to the subject properties.
Anchoring our asset management services platform is a long-term full service asset management agreement with an affiliated company owned by the Comstock’s Chief Executive Officer, Christopher Clemente (the “2019 AMA”). The 2019 AMA encompasses the majority of the properties we currently manage, including two of the largest transit-oriented, mixed-use developments in the Washington, D.C. metropolitan area: Reston Station and Loudoun Station, which along with other development properties under the 2019 AMA constitute our “Anchor Portfolio”.
As of December 31, 2021, our managed portfolio comprised 34 operating assets, including 14 commercial assets totaling approximately 2.2 million square feet, 6 multifamily assets totaling 1,636 units, and 14 commercial garages with over 11,000 parking spaces. Additionally, we have: (i) one commercial asset currently under-construction and scheduled for delivery in 2022 totaling approximately 250,000 square feet that is 100.0% pre-leased; and (ii) 18 development pipeline assets consisting of approximately 2.0 million square feet of additional planned commercial development, approximately 1,900 multifamily units and 2 hotel assets that will include 460 keys.
CES Divestiture
On June 16, 2021, we made the strategic decision to pursue the sale of the operations of Comstock Environmental Services, LLC ("CES"), a subsidiary of Comstock, based on the continued growth and future prospects of the asset management business. Accordingly, we have reflected CES as a discontinued operation in our consolidated statements of operations for all periods presented, and have also designated CES assets and liabilities as held for sale in our consolidated balance sheets. Unless otherwise noted, all amounts and disclosures relate to our continuing operations. For additional information, see Note 3 in the Notes to Consolidated Financial Statements.
On March 31, 2022, we completed the sale of CES to August Mack Environmental, Inc. ("August Mack") for approximately $1.4 million of total consideration, composed of $1.0 million in cash and $0.4 million held in escrow that is subject to net working capital and other adjustments, as set forth in the executed Asset Purchase Agreement with August Mack.

COVID-19 Update
The COVID-19 pandemic has also caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy. The extent to which the COVID-19 pandemic affects our financial results will depend on future developments, which are highly uncertain and cannot be predicted. While we have not experienced a significant impact on our business resulting from COVID-19 to date, future developments may have a negative impact on our results of operations and financial condition. We continue to monitor the ongoing impact of the COVID-19 pandemic, including the effects of recent notable variants of the virus. The health and safety of our employees, customers, and the communities in which we operate remains our top priority. Although the long-term impact of the COVID-19 pandemic on the commercial real estate market in the greater Washington, D.C. area remains uncertain, we believe that our Anchor Portfolio is well positioned to withstand any future potential negative impacts of the COVID-19 pandemic.
Outlook
Our management team is committed to executing on the Company's goal to provide exceptional experiences to those we do business with while maximizing shareholder value. We believe that we are properly staffed for current market conditions and the foreseeable future and that our Company has the ability to manage risk and pursue opportunities for additional growth as market conditions warrant. Our real estate development and management operations are primarily focused on the greater Washington, D.C. area, where we believe our 30-plus years of experience provides us the best opportunity to continue leveraging our significant experience acquiring, developing, and managing high quality real estate assets and capitalizing on positive growth trends.
Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Revenue	$31,093	$22,487
Operating costs and expenses:
Cost of revenue	24,649	18,445
Selling, general, and administrative	1,285	1,314
Depreciation and amortization	94	74
Total operating costs and expenses	26,028	19,833
Income (loss) from operations	5,065	2,654
Other income (expense)
Interest expense	(235)	(344)
Gain (loss) on equity method investments	(14)	(160)
Other income	6	16
Income (loss) from continuing operations before income tax	4,822	2,166
Provision for (benefit from) income tax	(11,217)	25
Net income (loss) from continuing operations	16,039	2,141
Net income (loss) from discontinued operations, net of tax	(2,430)	(59)
Net income (loss)	$13,609	$2,082
Comparison of the Years Ended December 31, 2021 and December 31, 2020
Revenue
The following table summarizes revenue by line of business (in thousands):

	Year Ended December 31,
	2021		2020		Change
	Net Sales	%	Net Sales	%	$	%
Asset management	$22,539	72.5%	$16,057	71.4%	$6,482	40.4%
Property management	6,939	22.3%	5,410	24.1%	1,529	28.3%
Parking	1,615	5.2%	1,020	4.5%	595	58.3%
Total revenue	$31,093	100.0%	$22,487	100.0%	$8,606	38.3%
Revenue increased 38.3% in 2021. The $8.6 million comparative increase was primarily due to a $3.0 million increase in base asset management fees, driven partially by the $1.4 million impact of the PPP Loan we received in 2020 that reduced the prior year reimbursable cost base. In addition, in 2021 there was a $2.6 million increase in loan origination fees earned and a $1.4 million increase in revenue stemming from reimbursed payroll costs. The increases in property management and parking revenue stem from seven additional managed commercial and residential properties and parking facilities in 2021.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Cost of revenue	$24,649	$18,445	$6,204	33.6%
Selling, general, and administrative	1,285	1,314	(29)	(2.2)%
Depreciation and amortization	94	74	20	27.0%
Total operating costs and expenses	$26,028	$19,833	$6,195	31.2%
Operating costs and expenses increased 31.2% in 2021. The $6.2 million comparative increase was primarily due a $3.9 million increase in payroll costs, driven partially by the $1.5 million impact of the PPP Loan received in 2020 that reduced the prior year balance. Also contributing to the increase was a $0.9 million increase in co-broker fees incurred in 2021 due to increased capital markets activity, as well as a $0.5 million increase in rent expense due to a rate increase at our corporate headquarters location.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Interest expense	$(235)	$(344)	$109	(31.7)%
Gain (loss) on equity method investments	(14)	(160)	146	(91.3)%
Other income	6	16	(10)	(62.5)%
Total other income (expense)	$(243)	$(488)	$245	(50.2)%
Other income (expense) decreased 50.2% in 2021. The $0.2 million comparative decrease was primarily due to a $0.1 million decrease in interest expense as a result of replacing a higher interest rate loan with a lower interest credit facility, as well as $0.1 million net decrease in losses on equity method investments.
Income taxes
Benefit from income taxes was $11.2 million in 2021, compared to an immaterial expense in 2020. The significant benefit in 2021 was primarily due to the partial $11.3 million release of a deferred tax asset valuation allowance in the second quarter. This recognized tax benefit was derived from our ability to consistently deliver positive net income from continuing operations over the past 3 years and our expectation that current operations will continue to generate future taxable income.
Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically Adjusted EBITDA.
We define Adjusted EBITDA as net income (loss) from continuing operations, excluding the impact of interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, and gain (loss) on equity method investments.
We use Adjusted EBITDA to evaluate financial performance, analyze the underlying trends in our business and establish operational goals and forecasts that are used when allocating resources. We expect to compute Adjusted EBITDA consistently using the same methods each period.

We believe Adjusted EBITDA is a useful measure because it permits investors to better understand changes over comparative periods by providing financial results that are unaffected by certain non-cash items that are not considered by management to be indicative of our operational performance.
While we believe that Adjusted EBITDA is useful to investors when evaluating our business, it is not prepared and presented in accordance with GAAP, and therefore should be considered supplemental in nature. Adjusted EBITDA should not be considered in isolation, or as a substitute, for other financial performance measures presented in accordance with GAAP. Adjusted EBITDA may differ from similarly titled measures presented by other companies.
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2021	2020
Net income (loss) from continuing operations	$16,039	$2,141
Interest expense, net	235	344
Income taxes	(11,217)	25
Depreciation and amortization	94	74
Stock-based compensation	633	701
Gain (loss) on equity method investments	14	160
Adjusted EBITDA	$5,798	$3,445
Seasonality and Quarterly Fluctuations
None.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of December 31, 2021 were our cash and cash equivalents of $15.8 million and our $4.5 million of available borrowings on our Credit Facility.
Significant factors which could affect future liquidity include the adequacy of available lines of credit, cash flows generated from operating activities, working capital management and investments.
Our primary capital needs are for working capital obligations and other general corporate purposes, including investments and capital expenditures. Our primary sources of working capital are cash from operations and distributions from investments in real estate ventures. We have historically financed our operations with internally generated funds and borrowings from our credit facilities. For further information on our debt and credit facilities, see Note 7 in the Notes to Consolidated Financial Statements.
We believe we currently have adequate liquidity and availability of capital to fund our present operations and meet our commitments on our existing debt.

Share Repurchase Program
In November 2014, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to 429,000 shares of our Class A common stock in one or more open market or privately negotiated transactions. We made no share repurchases under our share repurchase program in 2021 or 2020, and as of December 31, 2021 there are 404,000 shares of our Class A common stock that remain available for repurchase.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Continuing operations
Net cash provided by (used in) operating activities	$8,688	$3,579
Net cash provided by (used in) investing activities	1,276	1,703
Net cash provided by (used in) financing activities	(227)	(282)
Total net increase (decrease) in cash - continuing operations	9,737	5,000
Discontinued operations, net	(946)	(1,479)
Net increase (decrease) in cash and cash equivalents	$8,791	$3,521
Operating Activities
Net cash provided by operating activities increased by $5.1 million in 2021, primarily driven by a $2.8 million incremental cash inflow stemming from changes to our net working capital, including decreased accounts receivable and increased accrued personnel costs. In addition, there was a $2.3 million increase in net income from continuing operations after adjustments for non-cash items that contributed to the comparative increase.
Investing Activities
Net cash provided by investing activities decreased by $0.4 million in 2021, primarily driven by our $2.0 million real estate investment in BLVD Forty Four, partially offset by a $1.7 million increase in distributions from investments in real estate ventures.
Financing Activities
Net cash used in financing activities decreased by $0.1 million in 2021, primarily driven by a $0.2 million decrease in net loan activity, partially offset by a $0.1 million increase in tax payments related to the net share settlement of equity awards.
Off-Balance Sheet Arrangements
From time to time, we may have off-balance-sheet unconsolidated investments in real estate ventures and other unconsolidated arrangements with varying structures. For a full discussion of our current investments in real estate ventures, see Note 5 in the Notes to Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:
•Goodwill impairment
•Investments in real estate ventures at fair value
•Income taxes

Goodwill impairment
On an annual basis as of October 1, and at interim periods when circumstances require, we test the recoverability of our goodwill and intangible assets and review for indicators of impairment. Examples of such indicators include a significant change in the business climate, increased competition, loss of key personnel, significant or unusual changes in market capitalization, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
We perform impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. Given that our goodwill balance on our consolidated balance sheets relates entirely to our Comstock Environmental Services ("CES") line of business, we perform our assessments on that single reporting unit.
To test for the recoverability of goodwill, we first perform a qualitative assessment based on economic, industry and company-specific factors the reporting unit to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. Based on the results of the qualitative assessment, two additional steps in the impairment assessment may be required. The first step would require a comparison of the reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss on a relative fair value basis, if any. We believe the methodology that we use, including both a discounted cash flow model as well as a market multiple model, to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred.
As part of our annual goodwill assessment, we determined that there were potential indicators of impairment based on facts and circumstances that have arisen surrounding the divestiture of CES (see "Recent Developments" section above). Upon performing the quantitative two-step impairment test, we determined that the carrying value of CES significantly exceeded its current fair value, which was estimated using Level 1 inputs. As a result, we recorded a $1.4 million impairment loss in the fourth quarter 2021 to fully write off the remaining goodwill balance. This impairment loss, along with the $0.3 million goodwill impairment loss recorded in our fiscal second quarter, resulted in a cumulative $1.7 million goodwill impairment charge in 2021 that is reflected in net income (loss) from discontinued operations in our consolidated statements of operations.
Investments in real estate ventures at fair value
For investments in real estate ventures reported at fair value, we maintain an investment account that is increased or decreased each reporting period by contributions, distributions, and the difference between the fair value of the investment and the carrying value as of the balance sheet date. These fair value adjustments are reflected as gains or losses in our consolidated statements of operations. The fair value of these investments as of the balance sheet date is generally determined using a discounted cash flow analysis, income approach, or sales-comparable approach, depending on the unique characteristics of the real estate venture.
Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We provide a valuation allowance when we consider it “more likely than not” (greater than a 50% probability) that a deferred income tax asset will not be fully recovered. Adjustments to the valuation allowance are a component of the income tax provision or benefit in our consolidated statements of operations.
In June 2021, based on our recent financial performance and current forecasts of future operating results, we determined that it was more likely than not that a portion of the deferred tax assets related to our net operating loss ("NOL") carryforwards would be utilized in future periods. As a result, we recorded an $11.3 million income tax benefit in the second quarter of 2021 that represented a partial release of our valuation allowance.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMSTOCK HOLDING COMPANIES, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Comstock Holding Companies, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Comstock Holding Companies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Realizability of Deferred Tax Assets and Valuation Allowance Assessment
As described further in note 12 to the consolidated financial statements, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. The Company has historically recorded valuation allowances for certain tax attributes and other deferred tax assets. During 2021, after weighing all available positive and negative evidence, the Company released $13.0 million of the valuation allowance as management deemed estimated future taxable income to be sufficient to realize certain deferred tax assets related to tax credit carryforwards and net operating losses.
The principal consideration for our determination that the realizability of deferred tax assets is a critical audit matter is that the estimate of future taxable income is an accounting estimate subject to a high level of estimation uncertainty. There is inherent uncertainty and subjectivity related to management’s judgments and assumptions regarding the Company’s future taxable income, the determination of which is complex in nature and may be affected by future operations of the Company and market or economic conditions. As such, significant auditor judgment was required.

Our audit procedures related to the realizability of deferred tax assets included the following, among others.

•We obtained an understanding of the design and tested implementation of controls relating to the evaluation of the realizability of deferred tax assets and the estimation of future taxable income;

•We evaluated management’s assumptions regarding the Company’s estimated future taxable income, including tracing to underlying supporting documents and future development plans
•With the assistance of our income tax specialists, we evaluated the nature of each of the deferred tax assets, including their expiration dates and their projected utilization when compared to projections of future taxable income.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Arlington, Virginia
March 31, 2022

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$15,823	$7,032
Accounts receivable	46	62
Accounts receivable - related parties	1,697	3,568
Prepaid expenses and other current assets	197	186
Current assets held for sale	2,313	1,477
Total current assets	20,076	12,325
Fixed assets, net	264	170
Investments in real estate ventures	4,702	6,307
Operating lease assets	7,245	7,914
Deferred income taxes, net	11,300	—
Other assets	15	29
Non-current assets held for sale	—	1,834
Total assets	$43,602	$28,579

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$3,468	$2,333
Accounts payable and accrued liabilities	783	854
Current operating lease liabilities	616	569
Current loans payable	—	5
Current liabilities held for sale	1,194	742
Total current liabilities	6,061	4,503
Credit facility - due to affiliates	5,500	5,500
Operating lease liabilities	6,745	7,361
Total liabilities	18,306	17,364
Commitments and contingencies (Note 8)
Stockholders' equity:
Series C preferred stock; $0.01 par value; aggregate liquidation preference of $17,203; 20,000 shares authorized; 3,441 issued and outstanding as of December 31, 2021 and 2020	6,765	6,765
Class A common stock; $0.01 par value; 59,780 shares authorized; 8,102 and 7,953 issued, and 8,017 and 7,868 outstanding as of December 31, 2021 and 2020, respectively	81	79
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of December 31, 2021 and 2020	2	2
Additional paid-in capital	200,617	200,147
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(179,507)	(193,116)
Total stockholders' equity	25,296	11,215
Total liabilities and stockholders' equity	$43,602	$28,579

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenue	$31,093	22,487
Operating costs and expenses:
Cost of revenue	24,649	18,445
Selling, general, and administrative	1,285	1,314
Depreciation and amortization	94	74
Total operating costs and expenses	26,028	19,833
Income (loss) from operations	5,065	2,654
Other income (expense)
Interest expense	(235)	(344)
Gain (loss) on real estate ventures	(14)	(160)
Other income (expense), net	6	16
Income (loss) from continuing operations before income tax	4,822	2,166
Provision for (benefit from) income tax	(11,217)	25
Net income (loss) from continuing operations	16,039	2,141
Net income (loss) from discontinued operations, net of tax	(2,430)	(59)
Net income (loss)	$13,609	$2,082

Weighted-average common stock outstanding:
Basic	8,213	8,056
Diluted	9,095	8,539

Net income (loss) per share:
Basic - Continuing operations	$1.95	$0.27
Basic - Discontinued operations	(0.29)	(0.01)
Basic net income (loss) per share	$1.66	$0.26

Diluted - Continuing operations	$1.76	$0.25
Diluted - Discontinued operations	(0.26)	(0.01)
Diluted net income (loss) per share	$1.50	$0.24

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Series C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Balance as of December 31, 2019	3,441	$6,765	7,849	$78	220	$2	$199,372	$(2,662)	$(195,198)	$8,357
Issuance of common stock, net of shares withheld for taxes	—	—	104	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	—	776	—	—	776
Net income (loss)	—	—	—	—	—	—	—	—	2,082	2,082
Balance as of December 31, 2020	3,441	6,765	7,953	79	220	2	200,147	(2,662)	(193,116)	11,215
Issuance of common stock, net of shares withheld for taxes	—	—	149	2	—	—	(252)	—	—	(250)
Stock-based compensation	—	—	—	—	—	—	722	—	—	722
Net income (loss)	—	—	—	—	—	—	—	—	13,609	13,609
Balance as of December 31, 2021	3,441	$6,765	8,102	$81	220	$2	$200,617	$(2,662)	$(179,507)	$25,296

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Operating Activities - Continuing Operations
Net income (loss) from continuing operations	$16,039	$2,141
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	94	100
Stock-based compensation	633	701
Gain (loss) on real estate ventures	14	160
Distributions from real estate ventures	—	103
Deferred income taxes	(11,300)	—
Changes in operating assets and liabilities:
Accounts receivable	1,886	82
Prepaid expenses and other current assets	(11)	(50)
Accrued personnel costs	1,135	(409)
Accounts payable and accrued liabilities	(41)	52
Other assets and liabilities	239	699
Net cash provided by (used in) operating activities	8,688	3,579

Investing Activities - Continuing Operations
Investments in real estate ventures	(2,058)	—
Distributions from real estate ventures	3,522	1,818
Purchase of fixed assets	(188)	(115)
Net cash provided by (used in) investing activities	1,276	1,703

Financing Activities - Continuing Operations
Loan proceeds	121	5,554
Loan payments	(126)	(5,782)
Payment of taxes related to the net share settlement of equity awards	(222)	(54)
Net cash provided by (used in) financing activities	(227)	(282)

Discontinued Operations
Operating cash flows, net	(881)	(145)
Investing cash flows, net	(36)	(33)
Financing cash flows, net	(29)	(1,301)
Net cash provided by (used in) discontinued operations	(946)	(1,479)

Net increase (decrease) in cash and cash equivalents	8,791	3,521
Cash and cash equivalents, beginning of period	7,032	3,511
Cash and cash equivalents, end of period	$15,823	$7,032

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$234	$397

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued liability settled through issuance of common stock	$28	$68
Gain on early extinguishment of debt	—	50
PPP loan forgiveness	—	1,954
Right of use assets and lease liabilities at commencement	—	8,023
See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Overview
Comstock Holding Companies, Inc. ("Comstock" or the "Company") was incorporated in the state of Delaware in 2004 and is a leading developer and manager of mixed-use and transit-oriented properties with operations that are primarily focused in the Washington, D.C. metropolitan area.
In February 2021, the Company amended the entity names for the five real estate-focused subsidiaries through which it primarily operates as part of operational efficiency enhancements. The entity names were changed as follows:
•CDS Asset Management, LC is now CHCI Asset Management, LC
•Comstock Commercial Management, LC is now CHCI Commercial Management, LC
•Comstock Residential Management, LC is now CHCI Residential Management, LC, and
•CDS Capital Management, L.C. is now CHCI Capital Management, LC.
On June 16, 2021, the Company made the strategic decision to pursue the sale of the operations of Comstock Environmental Services, LLC ("CES"), a subsidiary of Comstock, based on the continued growth and future prospects of the asset management business. Accordingly, the Company has reflected CES as a discontinued operation in its consolidated statements of operations for all periods presented, and have also designated CES assets and liabilities as held for sale in its consolidated balance sheets. Unless otherwise noted, all amounts and disclosures relate to the Company's continuing operations. For additional information, see Note 3.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant items subject to such estimates, include, but are not limited to, the analysis of goodwill impairment, the valuation of equity method investments, and the valuation of deferred tax assets. Assumptions made in the development of these estimates contemplate the macroeconomic landscape and the Company's anticipated results, however actual results may differ materially from these estimates.

Fiscal Year
Comstock uses a fiscal reporting calendar which begins on January 1 and ends on December 31. The fiscal years presented are the years ended December 31, 2021 (“2021”) and December 31, 2020 (“2020”). Each of the Company’s fiscal quarters ends on the last day of the calendar month.
Segment Information
Operating segments are defined as components of a business that can earn revenue and incur expenses for which discrete financial information is evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to decide how to allocate resources and assess performance.
Prior to June 30, 2021, the Company operated its business through two segments: Asset Management and Real Estate Services. Given the classification of CES, which included all material operations of the Company's Real Estate Services segment, as a discontinued operation (see Note 3), the Company now manages its business as one reportable operating segment.

Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.
Accounts Receivable
Accounts receivables are recorded at the amount invoiced. The Company records an allowance for doubtful accounts on an as-needed basis to reduce the trade accounts receivables balance by the estimated amounts that may become uncollectible in the future. The allowance for doubtful accounts estimate is based on the accounts receivable aging report, historical collection experience, and the payee's general financial condition. The Company does not record an allowance for doubtful accounts on accounts receivable from related parties due to the nature of the receivables and collection history.
Concentrations of Credit Risk
Financial instruments that subject the Company to concentrations of credit risk are consist primarily of cash, cash equivalents, and accounts receivable from related parties. The Company maintains cash and cash equivalents in financial institutions that management believes to be financially sound and with minimal credit risk. At times the Company's deposits exceed federally insured limits, however management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institutions in which the deposits are held. The Company does a significant amount of business with related parties, demonstrated by related parties accounting for 99.3% of its consolidated revenue in 2021. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of its related party entities.
Equity Method Investments
The Company invests in certain real estate ventures that qualify for equity method accounting treatment, meaning the Company must adjust its asset carrying value by its proportionate share of earnings, losses, and distributions. However, based on elections made at the investment date, the Company may elect to record certain equity method investments at fair value. With this treatment, assets are recorded at fair value on the consolidated balance sheets and subsequently remeasured at each reporting period. The net change in the fair value of the investments is recorded on the consolidated statements of operations as other income (expense). See Note 5 for further information.
Fixed Assets
Fixed assets are carried at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives, which are as follows:

Asset Class	Estimated Useful Life
Leasehold improvements	Shorter of asset life or related lease term
Furniture and fixtures	7 years
Office equipment	5 years
Vehicles	5 years
Computer equipment	3 years
Capitalized software	3 years
Evaluation of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Goodwill and Intangible Assets
On an annual basis as of October 1, and at interim periods when circumstances require, the Company tests the recoverability of any goodwill and intangible assets balances that exist at that time and reviews for indicators of impairment. Examples of such indicators include a significant change in the business climate, increased competition, loss of key personnel, significant or unusual changes in market capitalization, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. To test for the recoverability of goodwill and indefinite-lived intangible assets, the Company first performs a qualitative assessment based on economic, industry and company-specific factors for all or selected reporting units to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill or indefinite-lived intangible asset is impaired. Based on the results of the qualitative assessment, two additional steps in the impairment assessment may be required. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss on a relative fair value basis, if any. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the Company's discount rate, growth rate and future financial performance as well as a market multiple model based upon similar transactions in the market. Assumptions about the discount rate are based on a weighted average cost of capital built up from various interest rate components applicable to the Company. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. Market multiples are derived from recent transactions among businesses of a similar size and industry.
The Company amortizes certain identifiable intangible assets that have finite lives. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.
Fair Value Measurement
The Company applies fair value accounting for all financial assets and liabilities that are reported at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a defined three-tier hierarchy to classify and disclose the fair value of assets and liabilities on both the date of their initial measurement as well as all subsequent periods. The hierarchy prioritizes the inputs used to measure fair value by the lowest level of input that is available and significant to the fair value measurement. The three levels are described as follows:
•Level 1: Observable inputs. Quoted prices in active markets for identical assets and liabilities;
•Level 2: Observable inputs other than the quoted price. Includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets and amounts derived from valuation models where all significant inputs are observable in active markets; and
•Level 3: Unobservable inputs. Includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of each reporting period.
Leases
The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease commencement, at which time the Company also measures and recognizes a right-of-use ("ROU") asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments (e.g. rent) over the lease term beginning at the commencement date. The operating lease assets are adjusted for lease incentives, deferred rent, and initial direct costs, if incurred. The related lease expense is recognized on a straight-line basis over the lease term.
The Company's leases generally do not include an implicit rate; therefore, an incremental borrowing rate is used that is based on information available at the lease commencement date in determining the present value of future minimum lease payments. The Company looks to similar credit ratings and bond yields when determining the incremental borrowing rate.
For the purposes of recognizing operating lease assets and liabilities, the Company has elected the practical expedient to not recognize an asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The lease term is defined as the non-cancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised.

Revenue
The Company’s revenue streams, revenue recognition policies, and cost of revenue details are summarized by the following:
Asset Management/Property Management
Asset management pricing includes a cost-plus management fee or a market-rate fee form of variable consideration, and the Company earns whichever is higher. Property Management pricing is generally in the form of a monthly management fee based upon property-level cash receipts, square footage under management, or some other variable metric. In addition, property management revenue includes reimbursable expenses such as payroll and other employee costs for those performing services at managed properties.
Asset and property management services represent a series of distinct daily services rendered over time. The revenue for asset and property management services is presented gross for any services provided by the Company's employees and presented net of third-party reimbursements in instances where the Company does not control third-party services delivered to the client. Consistent with the transfer of control for distinct, daily services to the customer, revenue is typically recognized at the end of each period for the fees associated with the services performed.
Capital Markets
Compensation for commercial mortgage and structured financing services is received via fees paid upon successful commercial financing from third-party lenders. The earned fees are contingent upon the funding of the loan, which represents the transfer of control for services to the customer. Therefore, the Company's performance obligation is satisfied at the point in time of the funding of the loan, when there is a present right to payment.
Leasing
Compensation for providing strategic advice and execution for owners, investors, and occupiers is received in the form of a commission. The commission is paid upon signing of the lease by the tenant, therefore the Company's performance obligation is satisfied at the time of the contractual event, where there is a present right to payment.
Project & Development Services
Fees for project and development services for owners and occupiers of real estate are typically variable and based on a percentage of the total project cost. Project and development services represent a series of performance obligations delivered over time, therefore the Company recognizes revenue over time for these services accordingly.
Cost of Revenue
Cost of revenue is composed primarily of employment expenses for personnel dedicated to providing services to the Anchor Portfolio as well as the costs and expenses of the Company related to maintaining the public listing of its shares and complying with related regulatory and reporting obligations pursuant to the 2019 Asset Management Agreement ("2019 AMA" - see Note 14 for further details). It also includes payroll and other reimbursable expenses incurred under the Company's various property management agreements.
Stock-Based Compensation
Stock-based compensation expense for restricted stock units is measured based on the fair value of the Company’s common stock on the grant date. The Company utilizes the Black-Scholes option pricing model to estimate the grant-date fair value of stock option awards. The exercise price of stock option awards is set to equal the quoted closing market price of the underlying common stock at the date of the grant. The following weighted-average assumptions are also used to calculate the estimated fair value of stock option awards:
•Expected volatility: The expected volatility of the Company’s shares is estimated using the historical stock price volatility over the most recent period commensurate with the estimated expected term of the awards.
•Expected term: The Company determines the expected term by calculating the weighted-average period of time between the grant date and exercise or post-vesting cancellation date of all outstanding stock options.
•Dividend yield: The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.
•Risk-free interest rate: The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the estimated expected term of the awards.

The Company applies the graded vesting attribution method to recognize compensation expense for stock-based awards. Using this method, the estimated grant-date fair value of the award is recognized over the requisite service period for each separately vesting tranche as though each tranche of the award is, in substance, a separate award. This advanced recognition expense from future vesting tranches results in the accelerated recognition of the overall compensation cost related to the award. The Company has elected to account for forfeitures as they occur. For awards with a performance-based vesting condition, the Company accrues stock-based compensation expense if it is probable that the performance condition will be achieved.
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC 740. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We provide a valuation allowance when we consider it “more likely than not” (greater than 50% probability) that a deferred income tax asset will not be fully recovered. Adjustments to the valuation allowance are a component of the deferred income tax expense or benefit in the Consolidated Statement of Operations.
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the fully diluted weighted-average number of common shares outstanding during the period. The diluted weighted-average common shares outstanding amount includes the impact of common share equivalents, which are the incremental shares of common stock that would be issuable upon the hypothetical exercise of stock options and vesting of restricted stock unit awards. The common stock equivalents are calculated using the treasury stock method and average market prices during the periods, and are included in the diluted net income (loss) per share calculation unless their inclusion would be anti-dilutive.
Recent Accounting Pronouncements - Adopted
In December 2019, the FASB issued ASU 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes.” This guidance is intended to simplify the accounting for income taxes by removing certain exceptions, clarifying existing guidance and improving consistent application of the guidance. The Company adopted this standard as of January 1, 2021. The adoption of the standard did not have a material impact on the Company’s financial statements and related disclosures.
Recent Accounting Pronouncements - Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on current expected credit losses ("CECL") rather than incurred losses. The standard will become effective for the Company for financial statement periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.
3. Discontinued Operations
On June 16, 2021, the Company made the strategic decision to pursue the sale of the operations of Comstock Environmental Services, LLC ("CES"), a subsidiary of Comstock, based on the continued growth of the asset management business as well as its future prospects.
The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Revenue	$7,400	$6,239
Cost of revenue	(5,571)	(4,097)
Selling, general, and administrative	(2,417)	(2,077)
Depreciation and amortization	(60)	(152)
Other income (expense)	(103)	28
Goodwill impairment	(1,702)	—
Pre-tax income (loss) from continuing operations	(2,453)	(59)
Provision for (benefit from) income tax	(23)	—
Net income (loss) from discontinued operations	$(2,430)	$(59)
The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that were classified as held for sale in the consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$2,075	$1,420
Accounts receivable - related parties	—	30
Prepaid expenses and other current assets	129	27
Total current assets	2,204	1,477
Fixed assets, net	106	96
Goodwill	—	1,702
Intangible assets, net	3	36
Total assets	$2,313	$3,311

Carrying amounts of major classes of liabilities held for sale:
Accrued personnel costs	$153	$109
Accounts payable and accrued liabilities	1,015	633
Loans payable	26	—
Total liabilities	$1,194	$742
As part of our annual goodwill assessment, we determined that there were potential indicators of impairment based on facts and circumstances that have arisen surrounding the divestiture of CES (See Note 1). Upon performing the quantitative two-step impairment test, the Company determined that the carrying value of CES significantly exceeded its current fair value, which was estimated using Level 1 inputs. As a result, a $1.4 million impairment loss was recorded in December 2021 to fully write off the remaining goodwill balance. This impairment loss, along with the $0.3 million goodwill impairment loss recorded in the Company's fiscal second quarter, resulted in a cumulative $1.7 million goodwill impairment charge in 2021 that is reflected in net income (loss) from discontinued operations in the consolidated statements of operations.
4. Fixed Assets
The following table provides a detailed breakout of fixed assets, by type (in thousands):

	December 31,
	2021	2020
Computer equipment and capitalized software	$1,055	$926
Furniture and fixtures	77	66
Office equipment	46	34
Vehicles	46	11
Leasehold improvements	51	50
Total fixed assets	1,275	1,087
Accumulated depreciation	(1,011)	(917)
Total fixed assets, net	$264	$170
Depreciation expense for the years ended December 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.
5. Investments in Real Estate Ventures
The Company's material unconsolidated investments in real estate ventures are recorded on the consolidated balance sheets at fair value. The following table summarizes these investments (in thousands):

	December 31,
Description	2021	2020
Investors X	$1,484	$5,147
The Hartford	1,211	1,160
BLVD 44	2,007	—
Total	$4,702	$6,307
Investors X
On April 30, 2019, the Company entered into a Master Transfer agreement with CP Real Estate Services, LC (“CPRES”), formerly Comstock Development Services, LC, an entity wholly owned by the Company’s CEO, Christopher Clemente, which entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of December 31, 2021, the residual cash flow primarily relates to anticipated returns of cash backing outstanding letters of credit and cash collateral posted for land development work performed by subsidiaries owned by Investors X. The cash will be released as bond release work associated with these projects is completed. In addition, a subsidiary of Investors X is undergoing a re-zoning from commercial to residential and the Company will be entitled to 50% of the profit from the anticipated residential lot sales after re-zoning and land development work is completed. Expected future cash flows include contractually fixed revenues and expenses, as well as estimates for future revenues and expenses where contracts do not currently exist. These estimates are based on prior experience as well as comparable, third-party data. See Note 14 for further information.
The Hartford
In December 2019, the Company partnered with Comstock Partners, LC (“Partners”), an entity that is controlled by our CEO, and wholly-owned by Mr. Clemente and certain family members, to acquire a Class-A office building immediately adjacent to Clarendon Station on Metro’s Orange Line in Arlington County’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use Leadership in Energy and Environmental Design (“LEED”) GOLD building is approximately 76% leased to multiple high-quality tenants. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in the Hartford Building and secured a $87 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property. Fair value is determined using an income approach and sales comparable approach models. As of December 31, 2021, the Company’s ownership interest in the Hartford was 2.5%.
BLVD Forty Four
In October 2021, the Company entered into a joint venture with Partners to acquire BLVD Forty Four, a 15-story, luxury high-rise apartment building located one block from the Rockville Metro Station and in the heart of the I-270 Technology and Life Science Corridor in Montgomery County. Built in 2015, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and will also receive investment related income and incentive fees in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market rate fees. The Company considers BLVD Forty Four to be a variable interest entity upon which it exercises significant influence; however, considering key factors such as the Company’s ownership interest and participation in policy-making decisions by majority equity holders, the Company concluded that it does not control the investment. As of December 31, 2021, the Company’s ownership interest in BLVD Forty Four was 5%.
The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2019	$8,421
Investments	—
Distributions	(1,921)
Change in fair value	(193)
Balance as of December 31, 2020	6,307
Investments	2,058
Distributions	(3,522)
Change in fair value	(141)
Balance as of December 31, 2021	$4,702
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of net income and distributions are recorded in other income (expense) and were $0.1 million and immaterial for the years ended December 31, 2021 and 2020, respectively.
The following tables summarize the combined financial information for our unconsolidated investments in real estate ventures accounted for at fair value or under the equity method (in thousands):

	Year Ended December 31,
Combined Statements of Operations:	2021	2020
Revenue	$17,670	$24,009
Operating income (loss)	8,878	8,097
Net income (loss)	(316)	(737)
6. Leases
The Company has operating leases for office space leased in various buildings for its own use and for office equipment. The Company's leases have remaining terms ranging from less than one year to 10 years. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease costs related to the Company's operating leases are reflected in "cost of revenue" in the consolidated statements of operations, as they are a reimbursable cost under the 2019 AMA (see Note 14 for further information).
The following table summarizes operating lease costs, by type (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease costs
Fixed leases costs	$895	$623
Variable lease costs	318	116
Total operating lease costs	$1,213	$739

The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating lease liabilities	$569	$92
As of December 31, 2021 the Company's operating leases had a weighted-average remaining lease term of 8.83 years and a weighted-average discount rate of 4.25%.
The following table summarizes future lease liability payments (in thousands):

Year Ending December 31,	Operating Leases
2022	$917
2023	939
2024	961
2025	984
2026	1,008
Thereafter	4,091
Total future lease payments	8,900
Imputed interest	(1,539)
Total lease liabilities	$7,361
The Company does not have any lease liabilities which have not yet commenced as of December 31, 2021.
7. Debt
The following table summarizes all outstanding debt and other financing arrangements (in thousands):

	December 31,
	2021	2020
Current
Loans payable	$—	$5

Non-Current
Credit facility - due to affiliates	5,500	5,500

Total debt	$5,500	$5,505
Credit Facility - Due to Affiliates
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement with CP Real Estate Services, LC (“CPRES”), formerly known as Comstock Development Services, LC, pursuant to which the Company secured a $10.0 million capital line of credit (the “Credit Facility”). Under the terms, the Credit Facility provides for an initial variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum on advances made under the Credit Facility, payable monthly in arrears. The Credit Facility also allows for interim draws that carry a maturity date of 12 months from the initial date of the disbursement unless a longer initial term is agreed to by CPRES. On March 27, 2020, the Company borrowed $5.5 million under the Credit Facility and signed an unsecured promissory note to repay principal and interest on the $5.5 million borrowed by the April 30, 2023 maturity date.
Unsecured Promissory Note - Comstock Growth Fund
On October 17, 2014, the Company entered into an unsecured promissory note with Comstock Growth Fund, L.C. (“CGF”) whereby CGF made a loan to the Company in the initial principal amount of $10.0 million and a maximum amount available for borrowing of up to $20.0 million with a three year term. On December 18, 2014, the loan agreement was amended and restated to provide for a maximum capacity of $25 million. On May 23, 2018, the Company entered into a Membership Interest Exchange and Subscription Agreement, together with a revised promissory note agreement, in which a promissory note with an outstanding principal and accrued interest balance of $7.7 million was exchanged for 1,482,300 shares of the Company’s Series C Non-Convertible Preferred Stock, with a par value of $0.01 per share and a stated liquidation value of $5.00 per share, issued by the Company to CPRES. The Company exchanged the preferred equity for 91.5% of CPRES membership interest in the CGF promissory note. Concurrently, the face amount of the CGF promissory note was reduced to $5.7 million. The CGF promissory note was repaid in full prior to maturity during the year ended December 31, 2020.
CARES Act - Paycheck Protection Plan Loan
In response to the COVID-19 pandemic, the Paycheck Protection Program (the “PPP”) was established under the Coronavirus Aid Relief and Economic Security Act ("CARES Act") and administered by the U.S. Small Business Administration (“SBA”). Companies who met the eligibility requirements set forth by the PPP could qualify for PPP loans provided by local lenders, which supports payroll, rent and utility expenses (“qualified expenses”). If the loan proceeds are fully utilized to pay qualified expenses over the covered period, as further defined by the PPP, the full principal amount of the PPP loan may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization during the covered period as compared to a baseline period.
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
The following table summarizes future maturity payments due on all outstanding debt and financing arrangements (in thousands):

Year Ending December 31,	Total
2022	$—
2023	5,500
Total debt	$5,500
8. Commitments and Contingencies
The Company leases its headquarters under a non-cancelable operating lease. The lease contains various renewal options. See Note 6 for further information on the Company's operating lease commitments.
The Company is subject to litigation from time to time in the ordinary course of business; however, the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position or liquidity. The Company records a contingent liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The Company expenses legal defense costs as they are incurred.
9. Fair Value Disclosures
As of December 31, 2021, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities approximated fair value because of the short-term nature of these instruments.
As of December 31, 2021, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). For further information on these investments, see Note 5.
As of December 31, 2021, based upon unobservable market rates (Level 3), the fair value of the Company’s floating rate debt was estimated to approximate carrying value.
The Company may also value its non-financial assets and liabilities, including items such as long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements typically use significant unobservable inputs (Level 3), unless a quoted market price (Level 1) or quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or amounts derived from valuation models (Level 2) are available.

10. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a part value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. As of December 31, 2021, the Company had not declared any dividends.
Preferred Stock
The Company's certificate of incorporation authorizes the issuance of Series C non-convertible preferred stock with a par value of $0.01 per share and a stated value of $5.00 per share. The Series C Preferred Stock has a discretionary, non-cumulative, dividend feature and is redeemable for $5.00 per share. The Series C Preferred Stock is redeemable by holders in the event of liquidation or change in control of the Company. likelihood of such an unintended “ownership change”, thus preserving the value of these tax benefits
Stock-based Compensation
On February 12, 2019 the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of December 31, 2021, there were 1.4 million shares of Class A common stock available for issuance under the 2019 Plan.
During the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense of $0.6 million and $0.7 million, respectively. As of December 31, 2021, there was $0.9 million of total unrecognized stock-based compensation.
Restricted Stock Units
Restricted stock unit (“RSU”) awards granted to employees are subject to continued employment and generally vest in four annual installments over the four years period following the grant dates. The Company also grants certain RSU awards to management that contain additional vesting conditions tied directly to a defined performance metric for the Company (“PSUs”). The actual number of PSUs that will vest can range from 60% to 120% of the original grant target amount, depending upon actual Company performance below or above the established performance metric targets. The Company estimates performance in relation to the defined targets when calculating the related stock-based compensation expense.
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	870	$2.06
Granted	176	3.25
Released	(184)	2.14
Canceled/Forfeited	(15)	2.29
Balance as of December 31, 2021	847	$2.28
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity for the periods presented (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	436	$2.81	6.74	$424
Granted	—	—
Exercised	(24)	2.14
Canceled/Forfeited	(15)	1.84
Expired	—	—
Balance as of December 31, 2021	397	$2.89	5.7	$998
Exercisable as of December 31, 2021	335	$3.01	4.4	$836
The Company granted no stock options during the years ended December 31, 2021 and 2020. The total grant date fair value of stock options vested and total intrinsic value of stock options exercised for the years ended December 31, 2021 and 2020 were immaterial.
Share Repurchase Program
In November 2014, our board of directors approved a share repurchase program authorizing the Company to repurchase up to 429,000 shares of our Class A common stock in one or more open market or privately negotiated transactions depending on market price and other factors. As of December 31, 2021 and 2020, 404,000 shares of our Class A common stock remain available for repurchase pursuant to our share repurchase program.
11. Revenue
All the Company's revenue was for the years ended December 31, 2021 and 2020 was generated in the United States.
The following tables summarize the Company’s revenue by line of business, customer type, and contract type (in thousands):

	Year Ended December 31,
	2021	2020
Revenue by Line of Business
Asset management	$22,539	$16,057
Property management	6,939	5,410
Parking	1,615	1,020
Total revenue	$31,093	$22,487

	Year Ended December 31,
	2021	2020
Revenue by Customer Type
Related party	$30,887	$22,382
Commercial	206	105
Total revenue	$31,093	$22,487

	Year Ended December 31,
	2021	2020
Revenue by Contract Type
Fixed-price	$7,626	$3,981
Cost-plus	16,729	13,702
Time and material	6,738	4,804
Total revenue	$31,093	$22,487
12. Income Taxes
The following table summarizes the components of the provision for (benefit from) income tax (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	104	—
Total current taxes	104	—

Deferred:
Federal	358	(143)
State	1,302	(26)
Total deferred taxes	1,660	(169)

Other:
Valuation allowance	(12,981)	194

Provision for (benefit from) income taxes	$(11,217)	$25
The following table presents a reconciliation the statutory federal income tax rate to the Company's effective income tax rate:

	Year Ended December 31,
	2021	2020
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	5.17%	4.93%
Permanent differences	(1.08)%	(22.16)%
Return to provision	0.00%	0.79%
Change in valuation allowance	(266.00)%	8.25%
Change in state tax rate	(0.26)%	(13.16)%
Other	8.55%	1.50%
Effective tax rate	(232.62)%	1.15%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to 2021, the Company had recorded valuation allowances for certain tax attributes and deferred tax assets due the existence of sufficient uncertainty regarding the future realization of those deferred tax assets through future taxable income. In June 2021, based on its recent financial performance and current forecasts of future operating results, the Company determined that it was more likely than not that a portion of the deferred tax assets related to its net operating loss ("NOL") carryforwards would be utilized in future periods. As a result, the Company recorded an $11.3 million income tax benefit in the second quarter of 2021 that represented a partial release of its valuation allowance. If, in the future, the Company believes that it is more likely than not that the rest of the deferred tax benefits will be realized, the full valuation allowance will be reversed. Conversely, if future results of operations are lower than currently forecasted, the Company may need to re-establish a valuation allowance accordingly.

The following table summarizes the components of the Company's deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss and tax credit carryforwards	$34,773	$37,899
Stock-based compensation	485	648
Investment in affiliates	1,335	1,192
Right of use lease liability	1,935	2,057
Bonus accrual	917	—
Depreciation and amortization	—	37
Goodwill amortization	362	—
Other	—	9
Valuation allowance	(26,599)	(39,708)
Total deferred tax assets	13,208	2,134

Deferred tax liabilities:
Right of use lease asset	(1,904)	(2,052)
Depreciation and amortization	(4)	—
Goodwill amortization	—	(103)
Total deferred tax liabilities	(1,908)	(2,155)

Net deferred income tax assets (liabilities)[1]	$11,300	$(21)

1	2020 amount is included in accounts payable and accrued liabilities on the consolidated balance sheet
As of December 31, 2021, the Company has approximately $139 million of net operating loss (“NOL") carryforwards. These NOLs, if unused, will begin expiring in 2027. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, the Company has adopted a Section 382 rights agreement that is scheduled to expire on March 27, 2025. The Section 382 rights agreement helps to reduce the likelihood of an unintended “ownership change”, thus preserving the value of these future tax benefits. We estimate that as of December 31, 2021, the three-year cumulative shift in ownership of the Company’s stock has not triggered a limitation in the use of our NOL asset. However, if an ownership change were to occur, the Section 382 limitation would not be expected to materially impact the Company’s financial position or results of operations as of December 31, 2021.
As of December 31, 2021, there were no uncertain tax positions that, if recognized, would affect the Company's effective tax rate. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. All of our income tax returns remain subject to examination by federal and state tax authorities due to the availability of our NOL carryforwards.
13. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net income (loss) from continuing operations - Basic and Diluted	$16,039	$2,141
Net income (loss) from discontinued operations - Basic and Diluted	(2,430)	(59)

Denominator:
Weighted-average common shares outstanding - Basic	8,213	8,056
Effect of common share equivalents	882	483
Weighted-average common shares outstanding - Diluted	9,095	8,539

Net income (loss) per share:
Basic - Continuing operations	$1.95	$0.27
Basic - Discontinued operations	(0.29)	(0.01)
Basic net income (loss) per share	$1.66	$0.26

Diluted - Continuing operations	$1.76	$0.25
Diluted - Discontinued operations	(0.26)	$(0.01)
Diluted net income (loss) per share	$1.50	$0.24
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020
Restricted stock units	—	1
Stock options	40	134
Warrants	64	548
14. Related Party Transactions
Lease for Corporate Headquarters
On November 1, 2020, the Company relocated its corporate headquarters to a new office space pursuant to a ten year lease agreement with an affiliate controlled and owned by our Chief Executive Officer and family, as landlord.
2019 Amended Asset Management Agreement
On April 30, 2019, CHCI Asset Management, LC ("CAM") entered into the 2019 Asset Management Agreement ("2019 AMA") with CP Real Estate Services, LC (“CPRES”), formerly Comstock Development Services, LC, which amends and restates in its entirety the prior asset management agreement between the parties with an effective date as of January 1, 2018. Pursuant to the 2019 AMA, CPRES will engage CAM to manage and administer the Anchor Portfolio and the day to-day operations of CPRES and each property-owning subsidiary of CPRES (collectively, the “CPRES Entities”).
Pursuant to the 2019 AMA, the Company provides asset management services related to the build out, lease-up and stabilization, and management of the Anchor Portfolio. CPRES pays the Company and its subsidiaries annual fees equal to the greater of either (i) an aggregate amount equal to the sum of (a) an asset management fee equal to 2.5% of revenues generated by properties included in the Anchor Portfolio; (b) a construction management fee equal to 4% of all costs associated with Anchor Portfolio projects in development; (c) a property management fee equal to 1% of the Anchor Portfolio revenues, (d) an acquisition fee equal to up to 0.5% of the purchase price of acquired assets; and (f) a disposition fee equal to 0.5% of the sales price of an asset on disposition; or (ii) an aggregate amount equal to the sum of (x) the employment expenses of personnel dedicated to providing services to the Anchor Portfolio pursuant to the 2019 AMA, (y) the costs and expenses of the Company related to maintaining the public listing of its shares and complying with related regulatory and reporting obligations, and (z) a fixed annual payment of $1.0 million.
In addition to the annual payment of the greater of either the Market Rate Fee or the Cost Plus Fee, the Company  also is entitled on an annual basis to the following additional fees: (i) an incentive fee equal to 10% of the free cash flow of each of the real estate assets comprising the Anchor Portfolio after calculating a compounding preferred return of 8% on CPRES invested capital (ii) an investment origination fee equal to 1% of raised capital, (iii) a leasing fee equal to $1.00/sf for new leases and $0.50/sf for renewals; and (iv) mutually agreeable loan origination fees related to the Anchor Portfolio.
The 2019 AMA is currently scheduled to terminate on December 31, 2027 (“Initial Term”) and will automatically renew for successive additional one-year terms (each an “Extension Term”) unless CPRES delivers written notice of non-renewal at least 180 days prior to the termination date. twenty-four months after the effective date of the 2019 AMA, CPRES is entitled to terminate the 2019 AMA without cause provided 180 days advance written notice is delivered to CAM. In the event of such a termination, and in addition to the payment of any accrued annual fees due and payable as of the termination date under the 2019 AMA, CPRES is required to pay a termination fee equal to (i) the Market Rate Fee or the Cost Plus Fee paid to CAM for the calendar year immediately preceding the termination , and (ii) a one-time payment of the Incentive Fee as if the CRE Portfolio were liquidated for fair market value as of the termination date; or the continued payment of the Incentive Fee as if a termination had not occurred.
Residential, Commercial and Parking Property Management Agreements
The Company entered into separate residential property management agreements with properties owned by CPRES Entities under which the Company receives fees to manage and operate the properties including tenant communications, leasing of apartment units, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight.
The Company entered into separate commercial property and parking management agreements with several properties owned by CPRES Entities under which the Company receives fees to manage and operate the office and retail portions of the properties, including tenant communications, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight. These property management agreements each have initial terms of one year with successive, automatic one year renewal terms. The Company generally receives base management fees under these agreements based upon a percentage of gross rental revenues for the portions of the buildings being managed in addition to reimbursement of specified expenses, including employment expenses of personnel employed by the Company in the management and operation of each property.
Construction Management Agreements
The Company has construction management agreements with properties owned by CPRES Entities under which the Company receives fees to provide certain construction management and supervision services, including construction supervision and management of the buildout of certain tenant premises. The Company receives a flat construction management fee for each engagement under a work authorization based upon the construction management or supervision fee set forth in the applicable tenant’s lease, which fee is generally 1% to 4% of the total costs (or total hard costs) of construction of the tenant’s improvements in its premises, or as otherwise agreed to by the parties.
Business Management Agreements
On April 30, 2019, CAM entered into a Business Management Agreement (the “BMA”) with Investors X, whereby CAM will provide Investors X with asset and professional services related to the wind down of the Company’s divested homebuilding operations and the continuation of services related to the Company’s divested land development activities. The aggregate fee payable to CAM from Investors X under the Management Agreement is $937,500 payable in 15 quarterly installments of $62,500 each.

On July 1, 2019, CAM entered into a Business Management Agreement (the “BC Management Agreement”) with CPRES, whereby CAM provides CPRES with professional management and consultation services, including, without limitation, consultation on land development and real estate transactions, for a residential community located in Monteverde, Florida. The initial term of the BC Management Agreement expired on December 31, 2020, subject to automatic, successive one (1) year extensions, unless sooner terminated in accordance with the terms of the BC Management Agreement. The current term of the BC Management Agreement expires on December 31, 2022. The BC Management Agreement provides that CPRES will pay CAM an annual management fee equal to $337,500, payable in equal monthly installments during the term commencing on July 1, 2019, and will reimburse CAM for certain expenses.
The Hartford Investment
In December 2019, the Company made an investment related to the purchase of the Hartford, a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia. In conjunction with the investment, the Company entered into an operating agreement with Partners to form Comstock 3101 Wilson, LC, to purchase the Hartford. Pursuant to the Operating Agreement, the Company holds a minority membership interest of the Hartford and the remaining membership interests of the Hartford are held by Partners. Partners is the manager of the Hartford. In connection with the transaction, the Company received an acquisition fee and is entitled to asset management, property management, construction management  and leasing fees for its management of the property, pursuant to separate agreements between the Hartford, or its affiliates, and the Company, or its affiliates. The Company is also entitled to an incentive fee related to the performance of the investment.
In February 2020, the Company, Partners and DWF VI 3101 Wilson Member, LLC (“DWF”), an unaffiliated, third party, equity investor in the Hartford, entered into a limited liability company agreement (the “DWC Operating Agreement”) to form DWC 3101 Wilson Venture, LLC (“DWC”) to, among other things, acquire, own and hold all interests in the Hartford Owner. In furtherance thereof, on February 7, 2020, the Original Operating Agreement for the Hartford Owner was amended and restated (the “A&R Operating Agreement”) to memorialize the Company’s and Partners’ assignment of 100% of its membership interests in the Hartford Owner to DWC. As a result thereof, DWC is the sole member of the Hartford Owner. The Company and Partners, respectively, hold minority membership interests in, and DWF holds the majority membership interest in, DWC. As of December 31, 2021, the Company’s ownership interest in the Hartford was 2.5%.
BLVD Forty Four Investment
In October 2021, the Company entered into a joint venture with Partners to acquire BLVD Forty Four, a 15-story, luxury high-rise apartment building located one block from the Rockville Metro Station and in the heart of the I-270 Technology and Life Science Corridor in Montgomery County. Built in 2015, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and will also receive investment related income and incentive fees in connection with its equity interest in the asset. The Company will also provide asset, residential, retail and parking property management services for the property in exchange for market rate fees. The Company considers BLVD Forty Four to be a variable interest entity upon which it exercises significant influence; however, considering key factors such as the Company’s ownership interest and participation in policy-making decisions by majority equity holders, the Company concluded that it does not control the investment. As of December 31, 2021, the Company’s ownership interest in BLVD Forty Four was 5%.
Credit Facility and Unsecured Promissory Note
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement with CPRES, pursuant to which the Company secured a $10.0 million capital line of credit (the “Credit Facility”). Under the terms, the Credit Facility provides for an initial variable interest rate of the WSJ Prime Rate plus 1.00% per annum on advances made under the Credit Facility, payable monthly in arrears. The five-year term facility allows for interim draws that carry a maturity date of 12 months from the initial date of the disbursement unless a longer initial term is agreed to by CPRES. On March 27, 2020 the Company borrowed $5.5 million under the Credit Facility. On April 10, 2020, the capital provided to the Company by the Credit Facility was utilized to retire all of the Company’s corporate indebtedness owed to CGF. See Note 7 for further description of the Credit Facility and CGF unsecured promissory note.
Revenues from Related Parties
See Note 11 for details surrounding revenue earned from related parties.
15. Employee Benefit Plans
The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 90% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 3% of participant contributions limited to 3% of a participant’s gross compensation (maximum Company match is 4%. The combined total expense for this plan was $0.4 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.
16. Subsequent Events
Ansel Acquisition
On March 21, 2022, the Company made an initial investment of approximately $2.7 million in a newly constructed, 250-unit, 18-story luxury high-rise apartment building located at 33 Monroe Street in the City of Rockville, which is within the I-270

Technology and Life Science Corridor in Montgomery County, Maryland (the “Property”) pursuant to a purchase and sale agreement dated January 27, 2022 (as amended, the “Agreement”). The Company will begin leasing, managing and rebranding the mixed-use property, which is the sister building to the Company's recently acquired BLVD Forty Four, as "BLVD Ansel".

In conjunction with the investment, the Company entered into an operating agreement (the “Ansel Operating Agreement”) with Comstock Partners, LC (“Partners”) to form Comstock 33 Monroe Holding, LC (the “Ansel Holding Company”), as the sole member of Comstock 33 Monroe, LC (the “Ansel Owner”), to purchase BLVD Ansel. Pursuant to the Ansel Operating Agreement, the Company holds a minority membership interest of the Ansel Holding Company (5%). The remaining membership interests of the Ansel Holding Company are held by Partners, an entity that is controlled by Christopher D. Clemente, the Chairman and Chief Executive Officer of the Company. CP Management Services, LC is the manager of the Ansel Holding Company.

In addition to investment income and incentive fees related to its investment, CHCI Asset Management, LC, a subsidiary of the Company, received an acquisition fee of $500,000. The Company, or its affiliates, are further entitled to market rate asset management, property management, parking management, construction management and leasing fees for their management of the Property pursuant to separate agreements between the Ansel Owner, or its affiliates, and the Company, or its affiliates. The Company is also entitled to an incentive fee related to the performance of the investment.
CES Divestiture
On March 31, 2022, the Company completed the sale of CES to August Mack Environmental, Inc. ("August Mack") for approximately $1.4 million of total consideration, composed of $1.0 million in cash and $0.4 million held in escrow that is subject to net working capital and other adjustments, as set forth in the executed Asset Purchase Agreement with August Mack.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The certifications of our principal executive officer and principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this Annual Report on Form 10-K as Exhibits 31.1 and 31.2. The certifications of our principal executive officer and principal financial officer pursuant to 18 U.S.C.1350 are furnished with this Annual Report on Form 10-K as Exhibit 32.1.
ITEM 9B. OTHER INFORMATION
None.

PART III

The information required by Items 10 through 14 of this section is incorporated herein by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the close of our fiscal year-end. These items include:

•Item 10. Directors, Executive Officers, and Corporate Governance
•Item 11. Executive Compensation
•Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
•Item 13. Certain Relationships and Related Transactions, and Director Independence
•Item 14. Principal Accountant Fees and Services

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
See Index to Consolidated Financial Statements in Part II, Item 8 of this report.
2.Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation; incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2015.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc.; incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 19, 2019.

3.3	Amended and Restated Bylaws; incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.

3.4	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017; incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017.

3.5	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019; incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 19, 2019.

4.1	Specimen Stock Certificate; incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

4.2*	Description of Capital Stock

10.1	Form of Indemnification Agreement; incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

10.2+	2004 Long-Term Incentive Compensation Plan; incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

10.3+	Employee Stock Purchase Plan; incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

10.4	Services Agreement, dated March 4, 2005, with Comstock Asset Management, L.C.; incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005.

10.5+	Employment Agreement with Christopher Clemente; incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

10.6+	Confidentiality and Non-Competition Agreement with Christopher Clemente; incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

10.7	Trademark License Agreement; incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended, initially filed with the Commission on August 13, 2004 (No. 333-118193).

10.8	Lease Agreement, dated on or about December 31, 2009, with Comstock Asset Management, L.C. by Comstock Property Management, L.C., a subsidiary of Registrant; incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2010.

10.9	Credit Enhancement and Indemnification Agreement, dated February 17, 2011, by and between Registrant and Christopher D. Clemente and Gregory V. Benson; incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2011.

10.10	Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C.; incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 14, 2015.

10.11	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer & Trust Company, LLC dated March 27, 2015; incorporated by reference to an Exhibit to the current report on Form 8-K filed with the Commission on March 27, 2015.

10.12	Form of Subscription Agreement and Operating Agreement dated August 15, 2016, between Comstock Investors X, L.C. and [-], with accompanying Schedule A identifying subscribers; incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016.

10.13	Form of Warrant issued in connection with private placement by Comstock Investors X, L.C.; incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2016.

10.14	Share Exchange Agreement between Comstock Holding Companies, Inc. and Investor Management, L.C., Christopher Clemente and Teresa A. Schar dated March 22, 2017; incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2017.

10.15	Asset Purchase Agreement, dated July 14, 2017, between CHCI Capital Management, L.C. (formerly CDS Capital Management, L.C.) and Monridge Environmental, LLC; incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2017.

10.16
Amendment to the Operating Agreement, dated October 13, 2017, between Comstock Investors X, L.C. and CP Real Estate Services, LC (formerly Comstock Development Services, LC); incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 2017.

10.17
Form of Warrant, dated October 13, 2017, between Comstock Investors X, L.C. and CP Real Estate Services, LC (formerly Comstock Development Services, LC); incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2017.

10.18+	Comstock Holding Companies, Inc. 2019 Omnibus Incentive Plan; incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 22, 2019.

10.19
2019 Master Asset Management Agreement, dated January 2, 2019, between CHCI Asset Management, L.C. (formerly CDS Asset Management, L.C) and CP Real Estate Services, LC (formerly Comstock Development Services, LC ); incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2020.

10.20
Form of Time-Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan; incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2020.

10.21
Form of Performance Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan; incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2020.

10.22*
Business Management Agreement dated July 1, 2019 by and between CHCI Asset Management, L.C. (formerly CDS Asset Management, L.C) and CP Real Estate Services, LC (formerly Comstock Development Services, LC )

10.23
Amended and Restated Limited Liability Company Agreement of Comstock 3101 Wilson, LC dated February 7, 2020; incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2020.

10.24
Ten Million ($10,000,000) Revolving Capital Line of Credit Agreement dated March 19, 2020, Comstock Holding Companies, Inc. and CP Real Estate Services, LC (formerly Comstock Development Services, LC); incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 28, 2020.

10.25
Promissory Note dated March 27, 2020, between Comstock Holding Companies, Inc. and CP Real Estate Services, LC (formerly Comstock Development Services, LC ); incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 28, 2020.

10.26
Note dated April 16, 2020 between Comstock Holding Companies, Inc. and MainStreet Bank pursuant to the Paycheck Protection Program authorized under the Coronavirus Aid, Relief and Economic Security Act; incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 28, 2020.

10.27+	Amended and Restated Employment Agreement dated April 27, 2020, between Comstock Holding Companies, Inc. and Christopher Clemente; incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2020.

10.28	Letter of BDO USA, LLP dated June 24, 2020; incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on June 24, 2020.

10.29	Deed of Lease dated November 1, 2020, between CRS Plaza I, LC and Comstock Holding Companies, Inc.; incorporated by reference to an exhibit to the Registrant's Annual Report of Form 10-K filed with the Commission on March 31, 2021.

10.30*	Operating Agreement of Comstock 44 Maryland, L C dated October 20, 2021.

10.31+*	Consultant Agreement dated November 3, 2021 by and between Comstock Holding Companies, Inc. and Ivy Zelman.

14.1	Code of Ethics (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2005).

21.1*	List of subsidiaries

23.1*	Consent of Grant Thornton, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	101.INS Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH Inline XBRL Taxonomy Extension Schema
101.CAL Inline XBRL Taxonomy Extension Calculation
101.PRE Inline XBRL Taxonomy Extension Presentation
101.LAB Inline XBRL Taxonomy Extension Labels
101.DEF Inline XBRL Taxonomy Extension Definition

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	Management contracts or compensatory plans, contracts or arrangements
ITEM 16. 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: March 31, 2022	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and	March 31, 2022
Christopher Clemente	Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER GUTHRIE	Chief Financial Officer	March 31, 2022
Christopher Guthrie	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID M. GUERNSEY	Director	March 31, 2022
David M. Guernsey

/s/ JAMES A. MACCUTCHEON	Director	March 31, 2022
James A. MacCutcheon

/s/ ROBERT P. PINCUS	Director	March 31, 2022
Robert P. Pincus

/s/ SOCRATES VERSES	Director	March 31, 2022
Socrates Verses

/s/ IVY ZELMAN	Director	March 31, 2022
Ivy Zelman