Form 10-Q
period 2022-03-31
Comstock Holding Companies, Inc.
filed 2022-05-16
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2022, 8,199,678 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended March 31, 2022

PART I – FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets .............................................................................................................................	1

	Consolidated Statements of Operations..............................................................................................................	2

	Consolidated Statements of Changes in Stockholders’ Equity...........................................................................	3

	Consolidated Statements of Cash Flows.............................................................................................................	4

	Notes to Condensed Consolidated Financial Statements....................................................................................	5

Item 2.	Management's Discussion and Analysis of Financial Condition.............................................................................	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk ...............................................................................	21

Item 4.	Controls and Procedures .........................................................................................................................................	21

PART II – OTHER INFORMATION		22

Item 1.	Legal Proceedings....................................................................................................................................................	22

Item 6.	Exhibits....................................................................................................................................................................	22

SIGNATURES..........................................................................................................................................................................		25

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$11,560	$15,823
Accounts receivable	802	46
Accounts receivable - related parties	2,505	1,697
Prepaid expenses and other current assets	415	197
Current assets held for sale	—	2,313
Total current assets	15,282	20,076
Fixed assets, net	389	264
Leasehold improvements, net	119	—
Investments in real estate ventures	7,490	4,702
Operating lease assets	7,161	7,245
Deferred income taxes, net	11,766	11,300
Other assets	90	15
Total assets	$42,297	$43,602

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$1,394	$3,468
Accounts payable and accrued liabilities	1,104	783
Current operating lease liabilities	667	616
Current liabilities held for sale	—	1,194
Total current liabilities	3,165	6,061
Credit facility - due to affiliates	5,500	5,500
Operating lease liabilities	6,744	6,745
Total liabilities	15,409	18,306
Commitments and contingencies (Note 7)
Stockholders' equity:
Series C preferred stock; $0.01 par value; aggregate liquidation preference of $17,203; 20,000 shares authorized; 3,441 issued and outstanding as of March 31, 2022 and December 31, 2021	6,765	6,765
Class A common stock; $0.01 par value; 59,780 shares authorized; 8,232 issued and 8,146 outstanding as of March 31, 2022; 8,102 issued and 8,017 outstanding as of December 31, 2021	82	81
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	200,461	200,617
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(177,760)	(179,507)
Total stockholders' equity	26,888	25,296
Total liabilities and stockholders' equity	$42,297	$43,602
See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$8,731	$6,840
Operating costs and expenses:
Cost of revenue	6,935	6,078
Selling, general, and administrative	387	299
Depreciation and amortization	44	20
Total operating costs and expenses	7,366	6,397
Income (loss) from operations	1,365	443
Other income (expense)
Interest expense	(59)	(58)
Gain (loss) on real estate ventures	252	6
Other income (expense), net	—	1
Income (loss) from continuing operations before income tax	1,558	392
Provision for (benefit from) income tax	(456)	2
Net income (loss) from continuing operations	2,014	390
Net income (loss) from discontinued operations, net of tax	(267)	(143)
Net income (loss)	$1,747	$247

Weighted-average common stock outstanding:
Basic	8,340	8,166
Diluted	8,974	8,997

Net income (loss) per share:
Basic - Continuing operations	$0.24	$0.05
Basic - Discontinued operations	(0.03)	(0.02)
Basic net income (loss) per share	$0.21	$0.03

Diluted - Continuing operations	$0.22	$0.05
Diluted - Discontinued operations	(0.03)	(0.02)
Diluted net income (loss) per share	$0.19	$0.03

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Series C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three Months Ended March 31, 2022
Balance as of December 31, 2021	3,441	$6,765	8,102	$81	220	$2	$200,617	$(2,662)	$(179,507)	$25,296
Issuance of common stock, net of shares withheld for taxes	—	—	130	1	—	—	(298)	—	—	(297)
Stock-based compensation	—	—	—	—	—	—	142	—	—	142
Net income (loss)	—	—	—	—	—	—	—	—	1,747	1,747
Balance as of March 31, 2022	3,441	$6,765	8,232	$82	220	$2	$200,461	$(2,662)	$(177,760)	$26,888

Three Months Ended March 31, 2021
Balance as of December 31, 2020	3,441	$6,765	7,953	$79	220	$2	$200,147	$(2,662)	$(193,116)	$11,215
Issuance of common stock, net of shares withheld for taxes	—	—	105	2	—	—	(189)	—	—	(187)
Stock-based compensation	—	—	—	—	—	—	183	—	—	183
Net income (loss)	—	—	—	—	—	—	—	—	247	247
Balance as of March 31, 2021	3,441	$6,765	8,058	$81	220	$2	$200,141	$(2,662)	$(192,869)	$11,458

See accompanying Notes to Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities - Continuing Operations
Net income (loss) from continuing operations	$2,014	$390
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	44	20
Stock-based compensation	197	153
(Gain) loss on real estate ventures	(252)	(6)
Deferred income taxes	(456)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,689)	(1,218)
Prepaid expenses and other current assets	(218)	(92)
Accrued personnel costs	(2,074)	(1,455)
Accounts payable and accrued liabilities	322	142
Other assets and liabilities	160	26
Net cash provided by (used in) operating activities	(1,952)	(2,040)

Investing Activities - Continuing Operations
Investments in real estate ventures	(2,656)	—
Proceeds from sale of CES	1,016	—
Distributions from real estate ventures	18	1,660
Purchase of fixed assets	(163)	(7)
Net cash provided by (used in) investing activities	(1,785)	1,653

Financing Activities - Continuing Operations
Loan proceeds	—	121
Loan payments	—	(30)
Payment of taxes related to the net share settlement of equity awards	(297)	(196)
Net cash provided by (used in) financing activities	(297)	(105)

Discontinued Operations
Operating cash flows, net	(202)	117
Investing cash flows, net	—	—
Financing cash flows, net	(27)	—
Net cash provided by (used in) discontinued operations	(229)	117

Net increase (decrease) in cash and cash equivalents	(4,263)	(375)
Cash and cash equivalents, beginning of period	15,823	7,032
Cash and cash equivalents, end of period	$11,560	$6,657

Supplemental Cash Flow Information
Cash paid for interest	$59	$58

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued liability settled through issuance of common stock	$—	$7
Right of use assets and lease liabilities at commencement	209	—

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except per share data or otherwise indicated)
1. Company Overview
Comstock Holding Companies, Inc. ("Comstock" or the "Company"), founded in 1985 and incorporated in the state of Delaware in 2004, is a leading developer and manager of mixed-use and transit-oriented properties in the Washington, D.C. metropolitan area. As a vertically integrated and multi-faceted asset management and real estate services company, Comstock has designed, developed, constructed, acquired, and managed thousands of residential units and millions of square feet of commercial and mixed-use properties.
On March 31, 2022, the Company completed the sale of its wholly-owned subsidiary Comstock Environmental Services, LLC ("CES") to August Mack Environmental, Inc. ("August Mack") for approximately $1.4 million of total consideration, composed of $1.0 million in cash and $0.4 million held in escrow that is subject to net working capital and other adjustments, as set forth in the executed Asset Purchase Agreement with August Mack. For additional information, see Note 3.
The Company operates through four primarily real estate-focused subsidiaries – CHCI Asset Management, LC (“CAM”); CHCI Residential Management, LC; CHCI Commercial Management, LC; and Park X Management, LC.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the requirements of the U.S. Securities and Exchange Commission (the “SEC”). As permitted, certain information and footnote disclosures have been condensed or omitted. Intercompany balances and transactions have been eliminated and certain prior period amounts have been reclassified to conform to current period presentation.
In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results of operations presented in these interim condensed consolidated financial statements are unaudited and are not necessarily indicative of the results to be expected for the full fiscal year.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s fiscal year 2021 Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the SEC on March 31, 2022. The consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements contained in the 2021 Annual Report.
The Company has reflected CES as a discontinued operation in its consolidated statements of operations for all periods presented. Unless otherwise noted, all amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations. For additional information, see Note 3.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant items subject to such estimates, include, but are not limited to, the valuation of equity method investments and the valuation of deferred tax assets. Assumptions made in the development of these estimates contemplate the macroeconomic landscape and the Company's anticipated results, however actual results may differ materially from these estimates.
Recent Accounting Pronouncements - Adopted
None.
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
3. Discontinued Operations
On March 31, 2022, the Company completed the sale of its wholly-owned subsidiary CES to August Mack in accordance with the Asset Purchase Agreement for approximately $1.4 million of total consideration, composed of $1.0 million in cash and $0.4 million held in escrow that is subject to net working capital and other adjustments. The Company executed this divestiture to enhance its focus and pursue continued growth initiatives for its core asset management business.
The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$1,460	$1,477
Cost of revenue	(1,173)	(1,087)
Selling, general, and administrative	(714)	(504)
Depreciation and amortization	—	(29)
Other income (expense)	150	—
Pre-tax income (loss) from continuing operations	(277)	(143)
Provision for (benefit from) income tax	(10)	—
Net income (loss) from discontinued operations	$(267)	$(143)
The Company recognized an estimated gain of $0.2 million on the divestiture of CES, calculated by comparing the purchase price to the carrying value of the net assets sold in the transaction as of March 31, 2022. This gain on sale is reflected in other income (expense) in the above table and does not include the impact of $0.4 million of transaction costs that are included in selling, general, and administrative expense. These amounts may be adjusted in future periods as ongoing changes to the net working capital and transaction costs related to the sale are finalized.
The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that were classified as held for sale in the consolidated balance sheet as of December 31, 2021 (in thousands):

Carrying amounts of major classes of assets held for sale:
Accounts receivable	$2,075
Prepaid expenses and other current assets	129
Total current assets	2,204
Fixed assets, net	106
Intangible assets, net	3
Total assets	$2,313

Carrying amounts of major classes of liabilities held for sale:
Accrued personnel costs	$153
Accounts payable and accrued liabilities	1,015
Loans payable	26
Total liabilities	$1,194
4. Investments in Real Estate Ventures
The Company's material unconsolidated investments in real estate ventures are recorded on the consolidated balance sheets at fair value. The following table summarizes the fair value of these investments (in thousands):

	March 31,	December 31,
Description	2022	2021
Investors X	$1,430	$1,484
The Hartford	1,199	1,211
BLVD Forty Four	2,252	2,007
BLVD Ansel	2,609	—
Total	$7,490	$4,702
Investors X
On April 30, 2019, the Company entered into a Master Transfer agreement with CP Real Estate Services, LC (“CPRES”), formerly Comstock Development Services, LC, an entity wholly owned by the Company’s CEO, Christopher Clemente, which entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of March 31, 2022, the residual cash flow primarily relates to anticipated returns of cash backing outstanding letters of credit and cash collateral posted for land development work performed by subsidiaries owned by Investors X. The cash will be released as bond release work associated with these projects is completed. In addition, a subsidiary of Investors X is undergoing a re-zoning of land from commercial to residential and the Company will be entitled to 50% of the profit from the anticipated residential lot sales after re-zoning and land development work is completed. Expected future cash flows include contractually fixed revenues and expenses, as well as estimates for future revenues and expenses where contracts do not currently exist. These estimates are based on prior experience as well as comparable, third-party data. See Note 13 for further information.
The Hartford
In December 2019, the Company partnered with Comstock Partners, LC (“Partners”), an entity that is controlled by our CEO, and wholly-owned by Mr. Clemente and certain family members, to acquire a Class-A office building immediately adjacent to Clarendon Station on Metro’s Orange Line in Arlington County’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use Leadership in Energy and Environmental Design (“LEED”) GOLD building is approximately 76% leased to multiple high-quality tenants. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in the Hartford Building and secured a $87 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property. Fair value is determined using an income approach and sales comparable approach models. As of March 31, 2022, the Company’s ownership interest in the Hartford was 2.5%. See Note 13 for further information.
BLVD Forty Four
In October 2021, the Company entered into a joint venture with Partners to acquire BLVD Forty Four, a 15-story, luxury high-rise apartment building located one block from the Rockville Metro Station and in the heart of the I-270 Technology and Life Science Corridor in Montgomery County. Built in 2015, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and will also receive investment related income and incentive fees in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market rate fees. Fair value is determined using an income approach and sales comparable approach models. As of March 31, 2022, the Company’s ownership interest in BLVD Forty Four was 5%. See Note 13 for further information.
BLVD Ansel
In March 2022, the Company entered into a joint venture with Partners to acquire BLVD Ansel, an 18-story, luxury high-rise apartment building with 250 units located adjacent to BLVD Forty Four in Rockville, Maryland. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and incentive fees in connection with its equity interest in the asset. The Company will also provide asset, residential, retail and parking property management services for the property in exchange for market rate fees. Fair value is determined using an income approach and sales comparable approach models. As of March 31, 2022, the Company’s ownership interest in BLVD Forty Ansel was 5%. See Note 13 for further information.

The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2021	$4,702
Investments	2,656
Distributions	(18)
Change in fair value	150
Balance as of March 31, 2022	$7,490
Other Investments
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations and were $0.1 million and immaterial for the three months ended March 31, 2022 and 2021.
5. Leases
The Company has operating leases for office space leased in various buildings for its own use. The Company's leases have remaining terms ranging from 5 to 10 years. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease costs related to the Company's operating leases are primarily reflected in "cost of revenue" in the consolidated statements of operations, as they are a reimbursable cost under the 2019 Asset Management Agreement ("2019 AMA", see Note 13 for further information).
The following table summarizes operating lease costs, by type (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs
Fixed lease costs	$240	$223
Variable lease costs	86	75
Total operating lease costs	$326	$298
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating lease liabilities	$160	$139
As of March 31, 2022, the Company's operating leases had a weighted-average remaining lease term of 6.67 years and a weighted-average discount rate of 4.25%.

The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2022	$723
2023	985
2024	1,008
2025	1,031
2026	1,054
Thereafter	4,091
Total future lease payments	8,892
Imputed interest	(1,481)
Total lease liabilities	$7,411
The Company does not have any leases which have not yet commenced as of March 31, 2022.
6. Debt
Credit Facility - Due to Affiliates
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement with CP Real Estate Services, LC (“CPRES”), formerly known as Comstock Development Services, LC, pursuant to which the Company secured a $10.0 million capital line of credit (the “Credit Facility”). Under the terms, the Credit Facility provides for an initial variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum on advances made under the Credit Facility, payable monthly in arrears. The Credit Facility also allows for interim draws that carry a maturity date of 12 months from the initial date of the disbursement unless a longer initial term is agreed to by CPRES. On March 27, 2020, the Company borrowed $5.5 million under the Credit Facility and signed an unsecured promissory note to repay principal and interest borrowed by the April 30, 2023 maturity date.
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Credit Facility was $5.5 million. The effective interest rate as of March 31, 2022 and December 31, 2021 was 4.50% and 4.25%, respectively.
7. Commitments and Contingencies
The Company maintains certain non-cancelable operating leases that contain various renewal options. See Note 5 for further information on the Company's operating lease commitments.
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
8. Fair Value Disclosures
As of March 31, 2022, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities approximated fair value because of the short-term nature of these instruments.
As of March 31, 2022, based upon unobservable market rates (Level 3), the fair value of the Company’s floating rate debt was estimated to approximate carrying value.
As of March 31, 2022, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). For further information on these investments, see Note 4.
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

9. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. As of March 31,2022, the Company had not declared any dividends.
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
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of March 31, 2022, there were 1.4 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $0.2 million and $0.2 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of March 31, 2022, there was $1.4 million of total unrecognized stock-based compensation.
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
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	847	$2.28
Granted	219	4.63
Released	(173)	2.72
Canceled/Forfeited	(125)	2.31
Balance as of March 31, 2022	768	$2.95
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	397	$2.89	5.7	$998
Granted	—	—
Exercised	(30)	1.71
Canceled/Forfeited	(3)	2.24
Expired	(46)	4.48
Balance as of March 31, 2022	318	$2.78	5.6	$1,122
Exercisable as of March 31, 2022	298	$2.78	4.7	$1,054
10. Revenue
All of the Company's revenue for the three months ended March 31, 2022 and December 31, 2021 was generated in the United States. The following tables summarize the Company’s revenue by line of business, customer type, and contract type (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue by Line of Business
Asset management	$5,997	$4,893
Property management	2,131	1,630
Parking management	603	317
Total revenue	$8,731	$6,840

	Three Months Ended March 31,
	2022	2021
Revenue by Customer Type
Related party	$8,640	$6,825
Commercial	91	15
Total revenue	$8,731	$6,840

	Three Months Ended March 31,
	2022	2021
Revenue by Contract Type
Fixed-price	$1,887	$815
Cost-plus	4,770	4,290
Time and material	2,074	1,735
Total revenue	$8,731	$6,840

11. Income Taxes
For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the entire fiscal year. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in temporary and estimated permanent differences, and excludes certain discrete items whose tax effect, when material, is recognized in the interim period in which they occur. These changes in temporary differences, permanent differences, and discrete items result in variances to the effective tax rate from period to period. We also have elected to exclude the impacts from significant pre-tax, non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to 2021, the Company had recorded valuation allowances for certain tax attributes and deferred tax assets due the existence of sufficient uncertainty regarding the future realization of those deferred tax assets through future taxable income. In June 2021, based on its recent financial performance and current forecasts of future operating results, the Company determined that it was more likely than not that a portion of the deferred tax assets related to its net operating loss carryforwards would be utilized in future periods.
For the three months ended March 31, 2022, the Company recognized a $0.5 million tax benefit stemming from the tax impact of a $0.7 million release of a deferred tax asset valuation allowance in the period. This recognized tax benefit was supported by the Company's recent trend of positive net income from continuing operations and expectation that current operations will continue to generate future taxable income.
12. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) from continuing operations - Basic and Diluted	$2,014	$390
Net income (loss) from discontinued operations - Basic and Diluted	(267)	(143)

Denominator:
Weighted-average common shares outstanding - Basic	8,340	8,166
Effect of common share equivalents	634	831
Weighted-average common shares outstanding - Diluted	8,974	8,997

Net income (loss) per share:
Basic - Continuing operations	$0.24	$0.05
Basic - Discontinued operations	(0.03)	(0.02)
Basic net income (loss) per share	$0.21	$0.03

Diluted - Continuing operations	$0.22	$0.05
Diluted - Discontinued operations	(0.03)	(0.02)
Diluted net income (loss) per share	$0.19	$0.03
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted stock units	—	—
Stock options	27	46
Warrants	76	149

13. Related Party Transactions
Lease for Corporate Headquarters
On November 1, 2020, the Company relocated its corporate headquarters to a new office space pursuant to a ten-year lease agreement with an affiliate controlled and owned by our Chief Executive Officer and family, as landlord.
2019 Asset Management Agreement
On April 30, 2019, CHCI Asset Management, LC ("CAM") entered into the 2019 Asset Management Agreement ("2019 AMA") with CP Real Estate Services, LC (“CPRES”), formerly Comstock Development Services, LC, which amended and restated in its entirety the prior asset management agreement between the parties with an effective date as of January 1, 2018. Pursuant to the 2019 AMA, CPRES engages CAM to manage and administer the Anchor Portfolio and the day to-day operations of CPRES and each property-owning subsidiary of CPRES (collectively, the “CPRES Entities”).
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
Residential, Commercial, and Parking Property Management Agreements
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
Lease Procurement Agreements
The Company has lease procurement agreements with properties owned by CPRES Entities under which the Company receives certain leasing fees in connection with the procurement of new leases for such properties where external brokers are not involved. Such leasing fees are supplemental to the fees generated from the AMA and above-referenced management agreements.
Business Management Agreements
On April 30, 2019, CAM entered into a Business Management Agreement with Investors X, whereby CAM provides Investors X with asset and professional services related to the wind down of the Company’s divested homebuilding operations and the continuation of services related to the Company’s divested land development activities. The aggregate fee payable to CAM from Investors X under the Business Management Agreement is $0.94 million payable in 15 quarterly installments of $0.06 million each.
On July 1, 2019, CAM entered into a Business Management Agreement (the “BC Management Agreement”) with CPRES, whereby CAM provides CPRES with professional management and consultation services, including, without limitation, consultation on land development and real estate transactions, for a residential community located in Monteverde, Florida. The initial term of the BC Management Agreement expired on December 31, 2020, subject to automatic, successive one (1) year extensions, unless sooner terminated in accordance with the terms of the BC Management Agreement. The current term of the BC Management Agreement expires on December 31, 2022. The BC Management Agreement provides that CPRES will pay CAM an annual management fee equal to $0.34 million, payable in equal monthly installments during the term commencing on July 1, 2019, and will reimburse CAM for certain expenses.
The Hartford
In December 2019, the Company made an investment related to the purchase of the Hartford, a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia. In conjunction with the investment, the Company entered into an operating agreement with Partners to form Comstock 3101 Wilson, LC, to purchase the Hartford. Pursuant to the Operating Agreement, the Company held a minority membership interest of the Hartford and the remaining membership interests of the Hartford are held by Partners.
In February 2020, the Company, Partners and DWF VI 3101 Wilson Member, LLC (“DWF”), an unaffiliated, third party, equity investor in the Hartford, entered into a limited liability company agreement (the “DWC Operating Agreement”) to form DWC 3101 Wilson Venture, LLC (“DWC”) to, among other things, acquire, own and hold all interests in the Hartford. In furtherance thereof, on February 7, 2020, the Original Operating Agreement was amended and restated (the “A&R Operating Agreement”) to memorialize the Company’s and Partners’ assignment of 100% of its membership interests in the Hartford to DWC. As a result thereof, DWC is the sole member of the Hartford Owner. The Company and Partners, respectively, hold minority membership interests in, and DWF holds the majority membership interest in, DWC. See Note 4 for further information.
BLVD Forty Four/BLVD Ansel
In October 2021 and March 2022, the Company entered into joint ventures with Partners to acquire BLVD Forty Four and BLVD Ansel, respectively, two adjacent mixed-use luxury high-rise apartment buildings located near the Rockville Metro Station in Montgomery County, Md. The Company considers BLVD Forty Four and BLVD Ansel to be variable interest entities upon which it exercises significant influence; however, considering key factors such as the Company’s ownership interest and participation in policy-making decisions by majority equity holders, the Company concluded that it does not have a controlling financial interest in either property. See Note 4 for further information.

ParkX Monitoring Center Lease
On January 1, 2022, ParkX Management, LC, a subsidiary of the Company, entered into a five-year lease agreement for its parking operations monitoring center with an affiliate controlled and owned by our Chief Executive Officer and family, as landlord.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2021 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2022” refer to the three months ended March 31, 2022 and references to “2021” refer to the three months ended March 31, 2021. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
We provide a broad range of asset management and real estate services, including services related to the acquisition, development, and operation of real estate assets. Our customers and partners are composed primarily of private and institutional owners, investors in commercial, residential, and mixed-use real estate, and various governmental bodies seeking to leverage the potential of public-private partnerships.
Our revenue is primarily generated by fees from the asset management and real estate services that we provide. In addition, we invest capital both on our own account and on behalf of clients and institutional investors seeking above average risk-adjusted returns. These strategic real estate investments tend to focus on office, retail, residential and mixed-use properties in which we generally retain an economic interest while also providing property management and other real estate services.
Our managed portfolio is composed of 36 operating assets, including 15 commercial assets totaling approximately 2.2 million square feet, 6 multifamily assets totaling 1,636 units, and 15 commercial garages with over 12,000 parking spaces. Included in our managed portfolio are Reston Station and Loudoun Station, two of the largest transit-oriented, mixed-use developments in the Washington, D.C. metropolitan area. The following tables provide a high-level summary of our managed portfolio:

Anchor Portfolio
Reston Station	Mixed-use development on Metro's Silver Line (Phase I); strategically located between Tyson's Corner, Va. and Dulles International Airport
Loudoun Station	Mixed-use development on Metro's Silver Line (Phase II); first Metro-connected development in Loudoun County, Va.
Herndon Station	Mixed-use development in the historic downtown portion of Herndon, Va.; focus of public-private partnership with Town of Herndon

Investments/Assets Under Management
The Hartford Building	Joint venture; 211,000 square foot mixed-use building on Metro's Orange Line in Arlington, Va.
BLVD Forty Four	Joint venture; 15-story, luxury high-rise apartment building near Rockville Metro Station in Montgomery County, Md.; adjacent to BLVD Ansel
BLVD Ansel	Joint venture; 18-story, luxury high-rise apartment building near Rockville Metro Station in Montgomery County, Md.; adjacent to BLVD Forty Four
International Gateway	Various real-estate services provided for two privately-owned mixed-use buildings located in Tyson's Corner, Va.
Investors X	Investment in company that owns residual homebuilding operations
Additionally, we have the following assets under construction: (i) one commercial asset totaling approximately 330,000 square feet, (ii) one multifamily asset with 415 units and (iii) one hotel/condominium asset with 240 keys and 95 condos. Our development pipeline consists of 12 assets consisting of approximately 1.4 million square feet of additional planned commercial development, approximately 2,600 multifamily units and one hotel asset that will include 160 keys.
Substantially all the properties included in our managed portfolio are covered by long-term, full-service asset management agreements encompassing all aspects of design, development, construction, and operations management relating to the subject properties. The services we provide pursuant to the asset management agreements covering our managed portfolio vary by property and client.
Anchoring our asset management services platform is a long-term full service asset management agreement with an affiliated company owned by the Comstock’s Chief Executive Officer, Christopher Clemente (the “2019 AMA”). The 2019 AMA encompasses the majority of the properties we currently manage, including Reston Station and Loudoun Station. For additional details on the 2019 AMA, see Note 13 in the Notes to Consolidated Financial Statements.
CES Divestiture
On March 31, 2022, we completed the sale of Comstock Environmental Services, LLC ("CES"), a subsidiary of Comstock, to August Mack Environmental, Inc. ("August Mack") in accordance with the Asset Purchase Agreement for approximately $1.4 million of total consideration, composed of $1.0 million in cash and $0.4 million held in escrow that is subject to net working capital and other adjustments. We executed this divestiture to enhance its focus pursue continued future growth initiatives for its core asset management business.
We have reflected CES as a discontinued operation in its consolidated statements of operations for all periods presented. Unless otherwise noted, all amounts and disclosures relate to our continuing operations. For additional information, see Note 3 in the Notes to Consolidated Financial Statements.
COVID-19 Update
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
Outlook
Our management team is committed to executing our goal to provide exceptional experiences to those we do business with while maximizing shareholder value. We believe that we are properly staffed for current market conditions and the foreseeable future and feel that we will maintain the ability to manage risk and pursue opportunities for additional growth as market conditions warrant. Our real estate development and asset management operations are primarily focused on the greater Washington, D.C. area, where we believe our 35-plus years of experience provides us with the best opportunity to continue developing, managing, and investing in high-quality real estate assets and capitalizing on positive growth trends.

Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$8,731	$6,840
Operating costs and expenses:
Cost of revenue	6,935	6,078
Selling, general, and administrative	387	299
Depreciation and amortization	44	20
Total operating costs and expenses	7,366	6,397
Income (loss) from operations	1,365	443
Other income (expense)
Interest expense	(59)	(58)
Gain (loss) on equity method investments	252	6
Other income	—	1
Income (loss) from continuing operations before income tax	1,558	392
Provision for (benefit from) income tax	(456)	2
Net income (loss) from continuing operations	2,014	390
Net income (loss) from discontinued operations, net of tax	(267)	(143)
Net income (loss)	$1,747	$247
Comparison of the Three Months Ended March 31, 2022 and March 31, 2021
Revenue
The following table summarizes revenue by line of business (in thousands):

	Three Months Ended March 31,
	2022		2021		Change
	Net Sales	%	Net Sales	%	$	%
Asset management	$5,997	68.7%	$4,893	71.5%	$1,104	22.6%
Property management	2,131	24.4%	1,630	23.8%	501	30.7%
Parking	603	6.9%	317	4.7%	286	90.2%
Total revenue	$8,731	100.0%	$6,840	100.0%	$1,891	27.6%
Revenue increased 27.6% in 2022. The $1.9 million comparative increase was primarily driven by a $0.5 million increase in acquisition fees, a $0.4 million increase in leasing fees, and growth in our managed portfolio, including the addition of 2 managed residential projects, 1 commercial project, and 4 parking garages. Also driving the increase was the improved performance of our managed portfolio, as property management fees are generally billed as a percentage of revenue of the managed project, as well as comparative increases in reimbursable staffing charges due to market and merit-based compensation increases for our allocated employees.

Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Cost of revenue	$6,935	$6,078	$857	14.1%
Selling, general, and administrative	387	299	88	29.4%
Depreciation and amortization	44	20	24	120.0%
Total operating costs and expenses	$7,366	$6,397	$969	15.1%
Operating costs and expenses increased 15.1% in 2022. The $1.0 million comparative increase was primarily due a $1.1 million increase in personnel expenses stemming from market and merit-based compensation increases along with increases in our headcount, partially offset by a $0.2 million decrease in recoverable expenses.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Interest expense	$(59)	$(58)	$(1)	1.7%
Gain (loss) on equity method investments	252	6	246	4100.0%
Other income	—	1	(1)	(100.0)%
Total other income (expense)	$193	$(51)	$244	(478.4)%
Other income (expense) increased $0.2 million in 2022, primarily driven by higher mark-to-market valuations of the fixed-rate debt associated our equity method investments that brought comparative gains. We also recognized additional gains on the performance of our title insurance joint venture with Superior Title Services, Inc., driven by higher volume as compared to the prior period.
Income taxes
Benefit from income taxes was $0.5 million in 2022, compared to an immaterial expense in 2021. The benefit in 2022 was due to the tax impact from a $0.7 million release of a deferred tax asset valuation allowance in the period. This recognized tax benefit was supported by our recent trend of positive net income from continuing operations and our expectation that current operations will continue to generate future taxable income.
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
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss) from continuing operations	$2,014	$390
Interest expense, net	59	58
Income taxes	(456)	2
Depreciation and amortization	44	20
Stock-based compensation	197	153
(Gain) loss on equity method investments	(252)	(6)
Adjusted EBITDA	$1,606	$617
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of March 31, 2022 were our cash and cash equivalents of $11.6 million and our $4.5 million of available borrowings on our Credit Facility.
Significant factors which could affect future liquidity include the adequacy of available lines of credit, cash flows generated from operating activities, working capital management and investments.
Our primary capital needs are for working capital obligations and other general corporate purposes, including investments and capital expenditures. Our primary sources of working capital are cash from operations and distributions from investments in real estate ventures. We have historically financed our operations with internally generated funds and borrowings from our credit facilities. For further information on our debt, see Note 6 in the Notes to Consolidated Financial Statements.
We believe we currently have adequate liquidity and availability of capital to fund our present operations and meet our commitments on our existing debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Continuing operations
Net cash provided by (used in) operating activities	$(1,952)	$(2,040)
Net cash provided by (used in) investing activities	(1,785)	1,653
Net cash provided by (used in) financing activities	(297)	(105)
Total net increase (decrease) in cash - continuing operations	(4,034)	(492)
Discontinued operations, net	(229)	117
Net increase (decrease) in cash and cash equivalents	$(4,263)	$(375)
Operating Activities
Net cash used in operating activities decreased by $0.1 million in 2022, primarily driven by a $1.0 million increase in net income from continuing operations after adjustments for non-cash items, partially offset by a $0.9 million incremental cash outflow stemming from changes to our net working capital. The net working capital impact included increased accounts receivable and accrued personnel costs, partially offset by decreases in accounts payable.

Investing Activities
Net cash used investing activities was $1.8 million in 2022, compared to $1.7 million provided by investing activities in 2021. The net $3.4 million change was primarily driven by our $2.7 million real estate investment in BLVD Ansel and a $1.6 million decrease in distributions from real estate investments, partially offset by $1.0 million in proceeds from the CES divestiture.
Financing Activities
Net cash used in financing activities increased by $0.2 million in 2022, primarily driven by a $0.1 million decrease in net loan activity and a $0.1 million increase in tax payments related to the net share settlement of equity awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. We do not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, therefore internal control over financial reporting may not prevent or detect misstatements.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 7 in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	November 16, 2015

3.2	Amended and Restated Bylaws	10-K	3.2	March 31, 2005

3.3	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015	8-K	3.1	March 27, 2015

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015	8-K	3.2	March 27, 2015

3.5	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015	8-K	3.1	January 4, 2016

3.6	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017	8-K	3.1	March 28, 2017

3.7	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.2	February 19, 2019

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc.	8-K	3.1	February 19, 2019

4.1	Specimen Stock Certificate	S-1	4.1	August 13, 2004

10.1*	Deed of Lease dated January 1, 2022 by and between Comstock Reston Station Holdings, LC and ParkX Management, LC

10.2*	Limited Liability Company Operating Agreement of Comstock 33 Monroe Holdings, LC dated March 21, 2022

10.3*	Asset Purchase Agreement dated March 31, 2022 among Comstock Holding Companies, Inc., Comstock Environmental Services, LLC and August Mack Environmental, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
‡ Furnished herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	the Consolidated Balance Sheets as of March 31, 2022 and 2021;
(ii)	the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021;
(iii)	the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021;
(iv)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and
(v)	the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 16, 2022	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer

Date: May 16, 2022	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer