Form 10-Q
period 2022-06-30
Comstock Holding Companies, Inc.
filed 2022-08-15
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2022, 9,343,894 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended June 30, 2022

PART I – FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements (unaudited)	1

	Consolidated Balance Sheets .............................................................................................................................	1

	Consolidated Statements of Operations..............................................................................................................	2

	Consolidated Statements of Changes in Stockholders’ Equity...........................................................................	3

	Consolidated Statements of Cash Flows.............................................................................................................	4

	Notes to Condensed Consolidated Financial Statements....................................................................................	5

Item 2.	Management's Discussion and Analysis of Financial Condition.............................................................................	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk ...............................................................................	23

Item 4.	Controls and Procedures .........................................................................................................................................	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings....................................................................................................................................................	24

Item 6.	Exhibits....................................................................................................................................................................	25

SIGNATURES..........................................................................................................................................................................		27

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$8,427	$15,823
Accounts receivable	826	46
Accounts receivable - related parties	2,933	1,697
Prepaid expenses and other current assets	490	197
Current assets held for sale	—	2,313
Total current assets	12,676	20,076
Fixed assets, net	379	264
Intangible assets	144	—
Leasehold improvements, net	133	—
Investments in real estate ventures	7,455	4,702
Operating lease assets	6,985	7,245
Deferred income taxes, net	11,427	11,300
Other assets	26	15
Total assets	$39,225	$43,602

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$2,206	$3,468
Accounts payable and accrued liabilities	649	783
Current operating lease liabilities	679	616
Current credit facility - due to affiliates	5,500	—
Current liabilities held for sale	—	1,194
Total current liabilities	9,034	6,061
Credit facility - due to affiliates	—	5,500
Operating lease liabilities	6,570	6,745
Total liabilities	15,604	18,306
Commitments and contingencies (Note 8)
Stockholders' equity:
Series C preferred stock; $0.01 par value; 20,000 shares authorized; none issued and outstanding as of June 30, 2022; 3,441 issued and outstanding as of December 31, 2021	—	6,765
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,298 issued and 9,213 outstanding as of June 30, 2022; 8,102 issued and 8,017 outstanding as of December 31, 2021	93	81
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of June 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	201,198	200,617
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(175,010)	(179,507)
Total stockholders' equity	23,621	25,296
Total liabilities and stockholders' equity	$39,225	$43,602

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$8,467	$6,324	$17,198	$13,164
Operating costs and expenses:
Cost of revenue	6,831	5,502	13,766	11,580
Selling, general, and administrative	469	308	856	607
Depreciation and amortization	50	22	94	42
Total operating costs and expenses	7,350	5,832	14,716	12,229
Income (loss) from operations	1,117	492	2,482	935
Other income (expense):
Interest expense	(69)	(58)	(128)	(116)
Gain (loss) on real estate ventures	17	(100)	269	(94)
Other income (expense), net	1	(1)	1	—
Income (loss) from continuing operations before income tax	1,066	333	2,624	725
Provision for (benefit from) income tax	352	(11,316)	(104)	(11,314)
Net income (loss) from continuing operations	714	11,649	2,728	12,039
Net income (loss) from discontinued operations, net of tax	(10)	(444)	(277)	(587)
Net income (loss)	$704	$11,205	$2,451	$11,452
Impact of Series C preferred stock redemption	2,046	—	2,046	—
Net income (loss) attributable to common shareholders	$2,750	$11,205	$4,497	$11,452

Weighted-average common stock outstanding:
Basic	8,599	8,215	8,470	8,191
Diluted	9,157	9,061	9,033	9,014

Net income (loss) per share:
Basic - Continuing operations	$0.32	$1.42	$0.56	$1.47
Basic - Discontinued operations	—	(0.05)	(0.03)	(0.07)
Basic net income (loss) per share	$0.32	$1.37	$0.53	$1.40

Diluted - Continuing operations	$0.30	$1.29	$0.53	$1.34
Diluted - Discontinued operations	—	(0.05)	(0.03)	(0.07)
Diluted net income (loss) per share	$0.30	$1.24	$0.50	$1.27

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Series C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three and Six Months Ended June 30, 2022
Balance as of December 31, 2021	3,441	$6,765	8,102	$81	220	$2	$200,617	$(2,662)	$(179,507)	$25,296
Issuance of common stock, net of shares withheld for taxes	—	—	130	1	—	—	(298)	—	—	(297)
Stock-based compensation	—	—	—	—	—	—	142	—	—	142
Net income (loss)	—	—	—	—	—	—	—	—	1,747	1,747
Balance as of March 31, 2022	3,441	$6,765	8,232	$82	220	$2	$200,461	$(2,662)	$(177,760)	$26,888
Issuance of common stock, net of shares withheld for taxes	—	—	66	1	—	—	(191)	—	—	(190)
Redemption of Series C preferred stock	(3,441)	(6,765)	1,000	10	—	—	708	—	2,046	(4,001)
Stock-based compensation	—	—	—	—	—	—	220	—	—	220
Net income (loss)	—	—	—	—	—	—	—	—	704	704
Balance as of June 30, 2022	—	$—	9,298	$93	220	$2	$201,198	$(2,662)	$(175,010)	$23,621

Three and Six Months Ended June 30, 2021
Balance as of December 31, 2020	3,441	$6,765	7,953	$79	220	$2	$200,147	$(2,662)	$(193,116)	$11,215
Issuance of common stock, net of shares withheld for taxes	—	—	105	2	—	—	(189)	—	—	(187)
Stock-based compensation	—	—	—	—	—	—	183	—	—	183
Net income (loss)	—	—	—	—	—	—	—	—	247	247
Balance as of March 31, 2021	3,441	$6,765	8,058	$81	220	$2	$200,141	$(2,662)	$(192,869)	$11,458
Issuance of common stock, net of shares withheld for taxes	—	—	36	—	—	—	(59)	—	—	(59)
Stock-based compensation	—	—	—	—	—	—	180	—	—	180
Net income (loss)	—	—	—	—	—	—	—	—	11,205	11,205
Balance as of June 30, 2021	3,441	$6,765	8,094	$81	220	$2	$200,262	$(2,662)	$(181,664)	$22,784

See accompanying Notes to Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities - Continuing Operations
Net income (loss) from continuing operations	$2,728	$12,039
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	94	42
Stock-based compensation	417	306
(Gain) loss on real estate ventures	(269)	94
Deferred income taxes	(104)	(11,310)
Changes in operating assets and liabilities:
Accounts receivable	(1,896)	566
Prepaid expenses and other current assets	(295)	(32)
Accrued personnel costs	(1,262)	(759)
Accounts payable and accrued liabilities	(133)	(175)
Other assets and liabilities	130	51
Net cash provided by (used in) operating activities	(590)	822

Investing Activities - Continuing Operations
Investments in real estate ventures	(2,684)	—
Proceeds from sale of CES	1,016	—
Distributions from real estate ventures	88	2,543
Purchase of fixed assets/leasehold improvements/intangibles	(487)	(60)
Net cash provided by (used in) investing activities	(2,067)	2,483

Financing Activities - Continuing Operations
Loan proceeds	—	120
Loan payments	—	(77)
Redemption of Series C preferred stock	(4,000)	—
Payment of taxes related to the net share settlement of equity awards	(488)	(211)
Net cash provided by (used in) financing activities	(4,488)	(168)

Discontinued Operations
Operating cash flows, net	(224)	92
Investing cash flows, net	—	(36)
Financing cash flows, net	(27)	(20)
Net cash provided by (used in) discontinued operations	(251)	36

Net increase (decrease) in cash and cash equivalents	(7,396)	3,173
Cash and cash equivalents, beginning of period	15,823	7,032
Cash and cash equivalents, end of period	$8,427	$10,205

Supplemental Cash Flow Information
Cash paid for interest	$128	$116

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Series A common stock to redeem Series C preferred stock	$4,230	$—
Right of use assets and lease liabilities at commencement	209	—
PPP loan forgiven	—	1,954
Accrued liability settled through issuance of common stock	—	14
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
On June 13, 2022, the Company completed two separate significant transactions: the first one with CP Real Estate Services, LC (“CPRES”), an entity owned by Christopher Clemente, Comstock’s Chief Executive Officer, to redeem all outstanding Series C preferred stock at a discount to carrying value; and the second, the execution of a new asset management agreement with Comstock Partners, LC ("CP"), an entity that is controlled and wholly-owned by Mr. Clemente and certain family members, thereby replacing the previous asset management agreement with CPRES. For additional information, see Notes 10 and 14, respectively.
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
3. Discontinued Operations
On March 31, 2022, the Company completed the sale of its wholly-owned subsidiary CES to August Mack in accordance with the Asset Purchase Agreement for approximately $1.4 million of total consideration, composed of $1.0 million in cash and $0.4 million of cash held in escrow that is subject to net working capital and other adjustments. The Company executed this divestiture to enhance its focus and pursue continued growth initiatives for its core asset management business.
The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$2,626	$1,460	$4,103
Cost of revenue	—	(1,958)	(1,560)	(3,045)
Selling, general, and administrative	(22)	(755)	(349)	(1,259)
Depreciation and amortization	—	(31)	—	(60)
Other income (expense)	(1)	(1)	149	(1)
Goodwill impairment	—	(325)	—	(325)
Pre-tax income (loss) from continuing operations	(23)	(444)	(300)	(587)
Provision for (benefit from) income tax	(13)	—	(23)	—
Net income (loss) from discontinued operations	$(10)	$(444)	$(277)	$(587)
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
4. Intangible Assets
On May 6, 2022, the Company purchased the rights to the www.comstock.com domain name for $0.1 million. The Company has recorded the domain name purchase as an indefinite-lived intangible asset on its consolidated balance sheets that will be tested annually for impairment.
5. Investments in Real Estate Ventures
The Company's material unconsolidated investments in real estate ventures are recorded on the consolidated balance sheets at fair value. The following table summarizes the fair value of these investments (in thousands):

	June 30,	December 31,
Description	2022	2021
Investors X	$1,387	$1,484
The Hartford	1,201	1,211
BLVD Forty Four	2,259	2,007
BLVD Ansel	2,608	—
Total	$7,455	$4,702
Investors X
On April 30, 2019, the Company entered into a Master Transfer agreement with CPRES which entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of June 30, 2022, the residual cash flow primarily relates to anticipated returns of cash backing outstanding letters of credit and cash collateral posted for land development work performed by subsidiaries owned by Investors X. The cash will be released as bond release work associated with these projects is completed. In addition, a subsidiary of Investors X is undergoing a re-zoning of land from commercial to residential and the Company will be entitled to 50% of the profit from the anticipated residential lot sales after re-zoning and land development work is completed. Expected future cash flows include contractually fixed revenues and expenses, as well as estimates for future revenues and expenses where contracts do not currently exist. These estimates are based on prior experience as well as comparable, third-party data. See Note 14 for further information.
The Hartford
In December 2019, the Company entered into a joint venture with CP to acquire a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use Leadership in Energy and Environmental Design (“LEED”) GOLD building is approximately 76% leased to multiple high-quality tenants. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in the Hartford Building and secured a $87 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property. Fair value is determined using an income approach and sales comparable approach models. As of June 30, 2022, the Company’s ownership interest in the Hartford was 2.5%. See Note 14 for further information.
BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire BLVD Forty Four, a 15-story, luxury high-rise apartment building located one block from the Rockville Metro Station and in the heart of the I-270 Technology and Life Science Corridor in Montgomery County. Built in 2015, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and will also receive investment related income and incentive fees in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market rate fees. Fair value is determined using an income approach and sales comparable approach models. As of June 30, 2022, the Company’s ownership interest in BLVD Forty Four was 5%. See Note 14 for further information.
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, an 18-story, luxury high-rise apartment building with 250 units located adjacent to BLVD Forty Four in Rockville, Maryland. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and incentive fees in connection with its equity interest in the asset. The Company will also provide asset, residential, retail and parking property management services for the property in exchange for market rate fees. Fair value is determined using an income approach and sales comparable approach models. As of June 30, 2022, the Company’s ownership interest in BLVD Forty Ansel was 5%. See Note 14 for further information.
The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2021	$4,702
Investments	2,684
Distributions	(88)
Change in fair value	157
Balance as of June 30, 2022	$7,455
Other Investments
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of STS net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations. For the three and six months ended June 30, 2022, the Company's proportionate gains from STS earnings were immaterial and $0.1 million, respectively. For the three and six months ended June 30 2021, the Company's proportionate gains from STS earnings were immaterial.
6. Leases
The Company has operating leases for office space leased in various buildings for its own use. The Company's leases have remaining terms ranging from 5 to 10 years. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease costs related to the Company's operating leases are primarily reflected in "cost of revenue" in the consolidated statements of operations, as they are a reimbursable cost under the 2022 Asset Management Agreement (see Note 14 for further information).

The following table summarizes operating lease costs, by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs
Fixed lease costs	$254	$249	$508	$497
Variable lease costs	$98	$88	176	163
Total operating lease costs	$352	$337	$684	$660
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for lease liabilities:
Operating cash flows from operating leases	$342	$311	$653	$609
As of June 30, 2022, the Company's operating leases had a weighted-average remaining lease term of 6.67 years and a weighted-average discount rate of 4.25%.
The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2022	$483
2023	985
2024	1,008
2025	1,031
2026	1,054
Thereafter	4,091
Total future lease payments	8,652
Imputed interest	(1,403)
Total lease liabilities	$7,249
The Company does not have any leases which have not yet commenced as of June 30, 2022.
7. Debt
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
As of June 30, 2022 and December 31, 2021, the outstanding balance on the Credit Facility was $5.5 million. The effective interest rate as of June 30, 2022 and December 31, 2021 was 5.75% and 4.25%, respectively.
8. Commitments and Contingencies
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
9. Fair Value Disclosures
As of June 30, 2022, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities approximated fair value because of the short-term nature of these instruments.
As of June 30, 2022, based upon unobservable market rates (Level 3), the fair value of the Company’s floating rate debt was estimated to approximate carrying value.
As of June 30, 2022, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). For further information on these investments, see Note 5.
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
10. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. As of June 30, 2022, the Company had not declared any dividends.
Preferred Stock
On June 13, 2022, the Company entered into a Share Exchange and Purchase Agreement ("SEPA") with CPRES, pursuant to which the Company acquired from CPRES all outstanding shares of its non-convertible and non-redeemable Series C preferred stock for (i) 1.0 million shares of the Company’s Class A common stock, valued at the consolidated closing bid price of the Class A shares on Nasdaq on the business day immediately preceding the entry into the SEPA, and (ii) $4.0 million in cash. The SEPA was unanimously approved by the independent directors of the Company. Upon completion of the transaction, all of the shares of Series C preferred stock were immediately cancelled and fully retired.
At the time of the transaction, the total carrying value of the Series C preferred stock (including the related additional paid-in capital) was $10.3 million. The share exchange was accounted for as a redemption, therefore the $2.0 million difference between the carrying value and the $8.3 million fair value of the consideration paid upon redemption was added to net income for the three and six months ended June 30, 2022 to arrive at income available to common stockholders and calculate net income (loss) per share (see Note 13 for further information).
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of June 30, 2022, there were 1.5 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $0.1 million and $0.3 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of June 30, 2022, there was $1.0 million of total unrecognized stock-based compensation.
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
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	847	$2.28
Granted	219	4.63
Released	(223)	2.64
Canceled/Forfeited	(133)	2.38
Balance as of June 30, 2022	710	$2.97
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	397	$2.89	5.7	$998
Granted	—	—
Exercised	(119)	1.87
Canceled/Forfeited	(3)	2.24
Expired	(60)	3.97
Balance as of June 30, 2022	215	$3.19	5.0	$429
Exercisable as of June 30, 2022	209	$3.23	4.0	$413
11. Revenue
All of the Company's revenue for the three and six months ended June 30, 2022 and 2021 was generated in the United States. The following tables summarize the Company’s revenue by line of business, customer type, and contract type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by Line of Business
Asset management	$5,538	$4,257	$11,535	$9,150
Property management	2,192	1,712	4,323	3,342
Parking management	737	355	1,340	672
Total revenue	$8,467	$6,324	$17,198	$13,164

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by Customer Type
Related party	$8,287	$6,268	$16,928	$13,093
Commercial	180	56	270	71
Total revenue	$8,467	$6,324	$17,198	$13,164

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by Contract Type
Fixed-price	$1,652	$873	$3,539	$1,688
Cost-plus	4,586	3,925	9,356	8,215
Time and material	2,229	1,526	4,303	3,261
Total revenue	$8,467	$6,324	$17,198	$13,164
12. Income Taxes
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
For the three months ended June 30, 2022 and 2021, the Company recognized a tax provision of $0.4 million and a tax benefit of $11.3 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized tax benefits of $0.1 million and $11.3 million, respectively. The recognized tax benefits from these periods were due to the tax impact of deferred tax asset valuation allowance releases in the period. These recognized tax benefits were supported by the Company's recent trend of positive net income from continuing operations and expectation that current operations will continue to generate future taxable income.
13. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) from continuing operations - Basic and Diluted	$714	$11,649	$2,728	$12,039
Impact of Series C preferred stock redemption	2,046	—	2,046	—
Net income (loss) from continuing operations attributable to common stockholders - Basic and Diluted	2,760	11,649	4,774	12,039
Net income (loss) from discontinued operations - Basic and Diluted	(10)	(444)	(277)	(587)
Net income (loss) attributable to common shareholders - Basic and Diluted	$2,750	$11,205	$4,497	$11,452

Denominator:
Weighted-average common shares outstanding - Basic	8,599	8,215	8,470	8,191
Effect of common share equivalents	558	846	563	823
Weighted-average common shares outstanding - Diluted	9,157	9,061	9,033	9,014

Net income (loss) per share:
Basic - Continuing operations	$0.32	$1.42	$0.56	$1.47
Basic - Discontinued operations	—	(0.05)	(0.03)	(0.07)
Basic net income (loss) per share	$0.32	$1.37	$0.53	$1.40

Diluted - Continuing operations	$0.30	$1.29	$0.53	$1.34
Diluted - Discontinued operations	—	(0.05)	(0.03)	(0.07)
Diluted net income (loss) per share	$0.30	$1.24	$0.50	$1.27
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units	—	—	—	—
Stock options	29	33	28	39
Warrants	82	89	79	116
14. Related Party Transactions
Asset Management Agreements
On June 13, 2022, CHCI Asset Management, L.C. (“CAM”), an entity wholly owned by the Company, entered into a new master asset management agreement with CP (the “2022 AMA”) that superseded in its entirety the previous asset management agreement between CAM and CPRES dated April 30, 2019 (the “2019 AMA”). Entry into the 2022 AMA was unanimously approved by the independent directors of the Company.
Consistent with the structure of the 2019 AMA, the 2022 AMA engages CAM to manage and administer CP’s commercial real estate portfolio (the "Anchor Portfolio") and the day to-day operations of CP and each property-owning subsidiary of CP (collectively, the “CP Entities”). CAM will provide investment advisory, development, and asset management services necessary to build out, stabilize and manage the Anchor Portfolio, which currently consists primarily of two of the larger transit-oriented, mixed-use developments located on Washington D.C. Metro’s Silver Line (Reston Station and Loudoun Station) that are owned by CP Entities and ultimately controlled by Mr. Clemente.

Pursuant to the fee structures set forth in both the 2022 AMA and 2019 AMA, CAM is entitled to receive an annual payment equal to the greater of the "Cost-Plus Fee" or the "Market Rate Fee". The Cost-Plus Fee is equal to the sum of (i) the comprehensive costs incurred by or for providing services to the Anchor Portfolio, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations of a public company, and (iii) a fixed annual payment of $1.0 million. The Market Rate Fee calculation is defined in the respective asset management agreements as the sum of the fees detailed in the following table:

Description	2022 AMA	2019 AMA
Asset Management Fee	2.5% of Anchor Portfolio revenue	2.5% of Anchor Portfolio revenue
Entitlement Fee	15% of total re-zoning costs	Encompassed in Development and Construction Fee
Development and Construction Fee	5% of development costs (excluding previously charged Entitlement Fees)	4% of development costs
Property Management Fee	1% of Anchor Portfolio revenue	1% of Anchor Portfolio revenue
Acquisition Fee	1% on first $50 million of purchase price; 0.5% above $50 million	0.5% of purchase price
Disposition Fee	1% on first $50 million of sale price; 0.5% above $50 million	0.5% of sale price
In addition to the annual payment of either the Market Rate Fee or the Cost-Plus Fee, CAM is also entitled on an annual basis to receive certain supplemental fees, as detailed for the respective asset management agreements in the following table:

	Description	2022 AMA	2019 AMA
Incentive Fee
When receiving Market Rate Fee:
On a mark-to-market basis, equal to 20% of the imputed profit of certain real estate assets comprising the Anchor Portfolio for which a Triggering Event[1] has occurred, after calculating a compounding preferred return of 8% on CP invested capital (the “Market Incentive Fee”)

When receiving the Cost-Plus Fee:
On a mark-to-market basis, an incentive fee equal to 10% of the imputed profit of certain real estate assets comprising the Anchor Portfolio for which a Triggering Event[1] has occurred, after calculating a compounding preferred return of 8% on CP invested capital (the “Base Incentive Fee”)
10% of the free cash flow of each of the real estate assets comprising the Anchor Portfolio after calculating a compounding preferred return of 8% on CPRES invested capital
	Investment Origination Fee	1% of raised capital	1% of raised capital
	Leasing Fee	$1/per sqft. for new leases and $0.50/per sqft. for lease renewals	$1/per sqft. for new leases and $0.50/ per sqft. for lease renewals
	Loan Origination Fee	1% of any Financing Transaction or other commercially reasonable and mutually agreed upon fee	1% of any Financing Transaction or other commercially reasonable and mutually agreed upon fee

[1]	Triggering events determined annually as defined in the agreement, but generally as each managed asset is leased and stabilized.
The 2022 AMA will terminate on January 1, 2035 (“Initial Term”), and will automatically renew for successive additional one year terms (each an “Extension Term”) unless CP delivers written notice of non-renewal of the 2022 AMA at least 180 days prior to the termination date of the Initial Term or any Extension Term. Twenty-four months after the effective date of the 2022 AMA, CP is entitled to terminate the 2022 AMA without cause upon 180 days advance written notice to CAM. In the event of such a termination and in addition to the payment of any accrued annual fees due and payable as of the termination date under the 2022 AMA, CP is required to pay a termination fee equal to two times the Cost-Plus Fee or Market Rate Fee paid to CAM for the calendar year immediately preceding the termination.
Residential, Commercial, and Parking Property Management Agreements
The Company entered into separate residential property management agreements with properties owned by CP Entities under which the Company receives fees to manage and operate the properties, including tenant communications, leasing of apartment units, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight.
The Company entered into separate commercial property and parking management agreements with several properties owned by CP Entities under which the Company receives fees to manage and operate the office and retail portions of the properties, including tenant communications, rent collections, building maintenance and day-to-day operations, engagement and supervision of contractors and vendors providing services for the buildings, and budget preparation and oversight. These property management agreements each have initial terms of one year with successive, automatic one-year renewal terms. The Company generally receives base management fees under these agreements based upon a percentage of gross rental revenues for the portions of the buildings being managed in addition to reimbursement of specified expenses, including employment expenses of personnel employed by the Company in the management and operation of each property.
Construction Management Agreements
The Company has construction management agreements with properties owned by CP Entities under which the Company receives fees to provide certain construction management and supervision services, including construction supervision and management of the buildout of certain tenant premises. The Company receives a flat construction management fee for each engagement under a work authorization based upon the construction management or supervision fee set forth in the applicable tenant’s lease, which fee is generally 1% to 4% of the total costs (or total hard costs) of construction of the tenant’s improvements in its premises, or as otherwise agreed to by the parties.
Lease Procurement Agreements
The Company has lease procurement agreements with properties owned by CP Entities under which the Company receives certain leasing fees in connection with the procurement of new leases for such properties where external brokers are not involved. Such leasing fees are supplemental to the fees generated from the AMA and above-referenced management agreements.
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
The Hartford
In December 2019, the Company made an investment related to the purchase of the Hartford, a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia. In conjunction with the investment, the Company entered into an operating agreement with CP to form Comstock 3101 Wilson, LC, to purchase the Hartford. Pursuant to the Operating Agreement, the Company held a minority membership interest of the Hartford and the remaining membership interests of the Hartford are held by CP.
In February 2020, the Company, CP and DWF VI 3101 Wilson Member, LLC (“DWF”), an unaffiliated, third party, equity investor in the Hartford, entered into a limited liability company agreement (the “DWC Operating Agreement”) to form DWC 3101 Wilson Venture, LLC (“DWC”) to, among other things, acquire, own and hold all interests in the Hartford. In furtherance thereof, on February 7, 2020, the Original Operating Agreement was amended and restated (the “A&R Operating Agreement”) to memorialize the Company’s and CP’s assignment of 100% of its membership interests in the Hartford to DWC. As a result thereof, DWC is the sole member of the Hartford Owner. The Company and CP, respectively, hold minority membership interests in, and DWF holds the majority membership interest in, DWC. See Note 5 for further information.

BLVD Forty Four/BLVD Ansel
In October 2021 and March 2022, the Company entered into joint ventures with CP to acquire BLVD Forty Four and BLVD Ansel, respectively, two adjacent mixed-use luxury high-rise apartment buildings located near the Rockville Metro Station in Montgomery County, Md. The Company considers BLVD Forty Four and BLVD Ansel to be variable interest entities upon which it exercises significant influence; however, considering key factors such as the Company’s ownership interest and participation in policy-making decisions by majority equity holders, the Company concluded that it does not have a controlling financial interest in either property. See Note 5 for further information.
Corporate Leases
On November 1, 2020, the Company relocated its corporate headquarters to a new office space pursuant to a ten-year lease agreement with an affiliate controlled and owned by Christopher Clemente, its Chief Executive Officer, and his family as landlords. See Note 6 for further information.
On January 1, 2022, ParkX Management, LC, a subsidiary of the Company, entered into a five-year lease agreement for its parking operations monitoring center with an affiliate controlled and owned by Christopher Clemente, its Chief Executive Officer, and his family as landlords. See Note 6 for further information.
Series C Preferred Stock Redemption
On June 13, 2022, the Company entered into the SEPA with CPRES, pursuant to which the Company acquired from CPRES all outstanding shares of its non-convertible and non-redeemable Series C preferred stock. See Note 10 for further information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2021 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2022” refer to the three or six months ended June 30, 2022 and references to “2021” refer to the three or six months ended June 30, 2021. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
Our managed portfolio is currently composed of 40 operating assets, including 15 commercial assets totaling approximately 2.2 million square feet, 6 multifamily assets totaling 1,636 units, and 19 commercial garages with over 13,000 parking spaces. Included in our managed portfolio are Reston Station and Loudoun Station, two of the largest transit-oriented, mixed-use developments in the Washington, D.C. metropolitan area. The following tables provide a high-level summary of our managed portfolio:

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
Additionally, we have the following assets under construction: (i) one commercial asset totaling approximately 330,000 square feet, (ii) one multifamily asset with 415 units and (iii) one hotel/condominium asset with 240 keys and 95 condos. Our development pipeline consists of 13 assets consisting of approximately 1.5 million square feet of additional planned commercial development, approximately 2,600 multifamily units and one hotel asset that will include 140 keys.

Substantially all the properties included in our managed portfolio are covered by long-term, full-service asset management agreements encompassing all aspects of design, development, construction, and operations management relating to the subject properties. The services we provide pursuant to the asset management agreements covering our managed portfolio vary by property and client.
Anchoring our asset management services platform is a long-term full service asset management agreement with an affiliated company owned by our Chief Executive Officer, Christopher Clemente (the “2022 AMA”). The 2022 AMA encompasses the majority of the properties we currently manage, including Reston Station and Loudoun Station, two of the flagship properties that comprise our Anchor Portfolio. See Note 14 in the Notes to Consolidated Financial Statements for additional information.
CES Divestiture
On March 31, 2022, we completed the sale of Comstock Environmental Services, LLC ("CES"), a subsidiary of Comstock, to August Mack Environmental, Inc. ("August Mack") in accordance with the Asset Purchase Agreement for approximately $1.4 million of total consideration, composed of $1.0 million in cash and $0.4 million of cash held in escrow that is subject to net working capital and other adjustments. We executed this divestiture to enhance its focus pursue continued future growth initiatives for its core asset management business.
We have reflected CES as a discontinued operation in its consolidated statements of operations for all periods presented. Unless otherwise noted, all amounts and disclosures relate to our continuing operations. See Note 3 in the Notes to Consolidated Financial Statements for additional information.
Series C Preferred Stock Redemption
On June 13, 2022, we entered into a Share Exchange and Purchase Agreement ("SEPA") with CP Real Estate Services, LC (“CPRES”), an entity owned by Mr. Clemente, to redeem all outstanding Series C preferred stock for (i) 1,000,000 shares of the Company’s Class A common stock, par value $0.01 per share and (ii) $4.0 million in cash. The Series A common stock was valued at the consolidated closing bid price of Comstock shares on Nasdaq on the business day immediately preceding the entry into the SEPA. The $8.3 million fair value of the consideration paid upon redemption was less than the $10.3 million carrying value of the Series C preferred stock at the time of the transaction. This $2.0 million discount compared to the carrying value was added to net income for the three and six months ended June 30, 2022 to arrive at income available to common stockholders and calculate net income (loss) per share. See Note 10 in the Notes to Consolidated Financial Statements for additional information.
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

Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$8,467	$6,324	$17,198	$13,164
Operating costs and expenses:
Cost of revenue	6,831	5,502	13,766	11,580
Selling, general, and administrative	469	308	856	607
Depreciation and amortization	50	22	94	42
Total operating costs and expenses	7,350	5,832	14,716	12,229
Income (loss) from operations	1,117	492	2,482	935
Other income (expense):
Interest expense	(69)	(58)	(128)	(116)
Gain (loss) on real estate ventures	17	(100)	269	(94)
Other income	1	(1)	1	—
Income (loss) from continuing operations before income tax	1,066	333	2,624	725
Provision for (benefit from) income tax	352	(11,316)	(104)	(11,314)
Net income (loss) from continuing operations	714	11,649	2,728	12,039
Net income (loss) from discontinued operations	(10)	(444)	(277)	(587)
Net income (loss)	704	11,205	2,451	11,452
Impact of Series C preferred stock redemption	2,046	—	2,046	—
Net income (loss) attributable to common shareholders	$2,750	$11,205	$4,497	$11,452
Comparison of the Three Months Ended June 30, 2022 and June 30, 2021
Revenue
The following table summarizes revenue by line of business (in thousands):

	Three Months Ended June 30,
	2022		2021		Change
	Amount	%	Amount	%	$	%
Asset management	$5,538	65.4%	$4,257	67.3%	$1,281	30.1%
Property management	2,192	25.9%	1,712	27.1%	480	28.0%
Parking management	737	8.7%	355	5.6%	382	107.6%
Total revenue	$8,467	100.0%	$6,324	100.0%	$2,143	33.9%
Revenue increased 33.9% in 2022. The $2.1 million comparative increase was primarily driven by the growth and improved performance of our managed portfolio, which included 7 additional properties in 2022 and produced $0.7 million of additional asset management fees and a $0.6 million increase in reimbursable staffing charges. Also contributing to the comparative growth was a $0.5 million increase in leasing fees.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Cost of revenue	$6,831	$5,502	$1,329	24.2%
Selling, general, and administrative	469	308	161	52.3%
Depreciation and amortization	50	22	28	127.3%
Total operating costs and expenses	$7,350	$5,832	$1,518	26.0%

Operating costs and expenses increased 26.0% in 2022. The $1.5 million comparative increase was primarily due to a $1.3 million increase in personnel expenses stemming from market and merit-based compensation increases along with increases in our headcount.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Interest expense	$(69)	$(58)	$(11)	19.0%
Gain (loss) on real estate ventures	17	(100)	117	(117.0)%
Other income	1	(1)	2	(200.0)%
Total other income (expense)	$(51)	$(159)	$108	(67.9)%
Other income (expense) increased $0.1 million in 2022, primarily driven by higher overall mark-to-market valuations of the fixed-rate debt associated with our equity method investments in the current period as well as the impact of a loss on our Investors X investment in 2021 that was driven by lower expected cash flows in the prior period valuation.
Income tax
Provision for income tax was $0.4 million in 2022, compared to an tax benefit of $11.3 million in 2021. The large year-over-year change was primarily driven by a higher release of deferred tax asset valuation allowances in 2021. All recognized tax benefits stemming from valuation allowance releases are supported by our recent trend of positive net income from continuing operations and our current expectation that our operations will continue to generate future taxable income.
Comparison of the Six Months Ended June 30, 2022 and June 30, 2021
Revenue
The following table summarizes revenue by line of business (in thousands):

	Six Months Ended June 30,
	2022		2021		Change
	Amount	%	Amount	%	$	%
Asset management	$11,535	67.1%	$9,150	69.5%	$2,385	26.1%
Property management	4,323	25.1%	3,342	25.4%	981	29.4%
Parking management	1,340	7.8%	672	5.1%	668	99.4%
Total revenue	$17,198	100.0%	$13,164	100.0%	$4,034	30.6%
Revenue increased 30.6% in 2022. The $4.0 million comparative increase was primarily driven by the growth and improved performance of our managed portfolio, which included 7 additional properties in 2022 and produced $1.2 million of additional asset management fees and a $1.1 million increase in reimbursable staffing charges. Also contributing to the comparative growth were $0.8 million of additional leasing fees and a $0.5 million increase in acquisition fee income.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Cost of revenue	$13,766	$11,580	$2,186	18.9%
Selling, general, and administrative	856	607	249	41.0%
Depreciation and amortization	94	42	52	123.8%
Total operating costs and expenses	$14,716	$12,229	$2,487	20.3%

Operating costs and expenses increased 20.3% in 2022. The $2.5 million comparative increase was primarily due to a $2.4 million increase in personnel expenses stemming from market and merit-based compensation increases along with increases in our headcount.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Interest expense	$(128)	$(116)	$(12)	10.3%
Gain (loss) on real estate ventures	269	(94)	363	(386.2)%
Other income	1	—	1	N/M
Total other income (expense)	$142	$(210)	$352	(167.6)%
Other income (expense) increased $0.4 million in 2022, primarily driven by higher mark-to-market valuations of the fixed-rate debt associated our equity method investments in the current period as well as additional gains on the performance of our title insurance joint venture with Superior Title Services, Inc., driven by higher volume as compared to the prior period. Also contributing to the increase was the impact of a loss on our Investors X investment in 2021 that was driven by lower expected cash flows in the prior period valuation.
Income taxes
Benefit from income tax was $0.1 million in 2022, compared to a tax benefit of $11.3 million in 2021. The large year-over-year change was primarily driven by a higher release of deferred tax asset valuation allowances in 2021. All recognized tax benefits stemming from valuation allowance releases are supported by our recent trend of positive net income from continuing operations and our current expectation that our operations will continue to generate future taxable income.
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
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations	$714	$11,649	$2,728	$12,039
Interest expense	69	58	128	116
Income taxes	352	(11,316)	(104)	(11,314)
Depreciation and amortization	50	22	94	42
Stock-based compensation	220	154	417	306
(Gain) loss on real estate ventures	(17)	100	(269)	94
Adjusted EBITDA	$1,388	$667	$2,994	$1,283
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of June 30, 2022 were our cash and cash equivalents of $8.4 million and our $4.5 million of available borrowings on our credit facility.
Significant factors which could affect future liquidity include the adequacy of available lines of credit, cash flows generated from operating activities, working capital management and investments.
Our primary capital needs are for working capital obligations and other general corporate purposes, including investments and capital expenditures. Our primary sources of working capital are cash from operations and distributions from investments in real estate ventures. We have historically financed our operations with internally generated funds and borrowings from our credit facilities. The outstanding balance of $5.5 million on our credit facility is scheduled to mature in April 2023, at which point we plan to extend the life of the facility or pay down the outstanding balance in full. For further information on our debt, see Note 7 in the Notes to Consolidated Financial Statements.
We believe we currently have adequate liquidity and availability of capital to fund our present operations and meet our commitments on our existing debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Continuing operations
Net cash provided by (used in) operating activities	$(590)	$822
Net cash provided by (used in) investing activities	(2,067)	2,483
Net cash provided by (used in) financing activities	(4,488)	(168)
Total net increase (decrease) in cash - continuing operations	(7,145)	3,137
Discontinued operations, net	(251)	36
Net increase (decrease) in cash and cash equivalents	$(7,396)	$3,173
Operating Activities
Net operating activity cash decreased $1.4 million in 2022, primarily driven by a $3.1 million incremental cash outflow stemming from changes to our net working capital, partially offset by a $1.7 million increase in net income from continuing operations after adjustments for non-cash items. The net working capital impact included decreased accounts receivable and accrued personnel costs.

Investing Activities
Net cash used investing activities was $2.1 million in 2022, compared to $2.5 million provided by investing activities in 2021. The net $4.6 million change was primarily driven by our $2.7 million real estate investment in BLVD Ansel and a $2.5 million decrease in distributions from real estate investments, partially offset by $1.0 million in proceeds received from the CES divestiture.
Financing Activities
Net cash used in financing activities increased by $4.3 million in 2022, primarily driven by a $4.0 million cash payment made in connection with the early redemption of our Series C preferred stock.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three or six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 8 in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	November 16, 2015

3.2	Amended and Restated Bylaws	10-K	3.2	March 31, 2005

3.3	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015	8-K	3.1	March 27, 2015

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 26, 2015	8-K	3.2	March 27, 2015

3.5	Certificate of Designation of Series B Non-Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on December 29, 2015	8-K	3.1	January 4, 2016

3.6	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017	8-K	3.1	March 28, 2017

3.7	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.2	February 19, 2019

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc.	8-K	3.1	February 19, 2019

4.1	Specimen Stock Certificate	S-1	4.1	August 13, 2004

10.1*	Master Asset Management Agreement between Comstock Partners, LC and CHCI Asset Management, LC, dated June 13, 2022

10.2*	Share Exchange and Purchase Agreement between Comstock Holding Companies, Inc. and CP Real Estate Services, L.C., dated June 13, 2022

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
‡ Furnished herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021;
(ii)	the Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021;
(iii)	the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021;
(iv)	the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and
(v)	the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: August 15, 2022	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer

Date: August 15, 2022	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer