Form 10-Q
period 2022-09-30
Comstock Holding Companies, Inc.
filed 2022-11-10
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2022, 9,249,495 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended September 30, 2022

PART I – FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements (unaudited)....................................................................................	1

	Consolidated Balance Sheets .............................................................................................................................	1

	Consolidated Statements of Operations..............................................................................................................	2

	Consolidated Statements of Changes in Stockholders’ Equity...........................................................................	3

	Consolidated Statements of Cash Flows.............................................................................................................	4

	Notes to Condensed Consolidated Financial Statements....................................................................................	5

Item 2.	Management's Discussion and Analysis of Financial Condition.............................................................................	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk ...............................................................................	23

Item 4.	Controls and Procedures .........................................................................................................................................	23

PART II – OTHER INFORMATION		25

Item 1.	Legal Proceedings....................................................................................................................................................	25

Item 6.	Exhibits....................................................................................................................................................................	26

SIGNATURES..........................................................................................................................................................................		27

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,357	$15,823
Accounts receivable, net	793	46
Accounts receivable - related parties	6,884	1,697
Prepaid expenses and other current assets	339	197
Current assets held for sale	—	2,313
Total current assets	13,373	20,076
Fixed assets, net	404	264
Intangible assets	144	—
Leasehold improvements, net	126	—
Investments in real estate ventures	7,207	4,702
Operating lease assets	6,807	7,245
Deferred income taxes, net	11,470	11,300
Other assets	22	15
Total assets	$39,553	$43,602

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$4,307	$3,468
Accounts payable and accrued liabilities	818	783
Current operating lease liabilities	692	616
Current liabilities held for sale	—	1,194
Total current liabilities	5,817	6,061
Credit facility - due to affiliates	—	5,500
Operating lease liabilities	6,393	6,745
Total liabilities	12,210	18,306
Commitments and contingencies (Note 8)
Stockholders' equity:
Series C preferred stock; $0.01 par value; 20,000 shares authorized; none issued and outstanding as of September 30, 2022; 3,441 issued and outstanding as of December 31, 2021	—	6,765
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,335 issued and 9,249 outstanding as of September 30, 2022; 8,102 issued and 8,017 outstanding as of December 31, 2021	93	81
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of September 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	201,330	200,617
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(171,420)	(179,507)
Total stockholders' equity	27,343	25,296
Total liabilities and stockholders' equity	$39,553	$43,602

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$12,813	$10,164	$30,011	$23,328
Operating costs and expenses:
Cost of revenue	8,346	6,695	22,112	18,275
Selling, general, and administrative	537	309	1,393	916
Depreciation and amortization	55	23	149	65
Total operating costs and expenses	8,938	7,027	23,654	19,256
Income (loss) from operations	3,875	3,137	6,357	4,072
Other income (expense):
Interest expense	(94)	(60)	(222)	(176)
Gain (loss) on real estate ventures	(31)	1	238	(93)
Other income (expense), net	1	4	2	4
Income (loss) from continuing operations before income tax	3,751	3,082	6,375	3,807
Provision for (benefit from) income tax	62	25	(42)	(11,289)
Net income (loss) from continuing operations	3,689	3,057	6,417	15,096
Net income (loss) from discontinued operations, net of tax	(99)	(137)	(376)	(724)
Net income (loss)	$3,590	$2,920	$6,041	$14,372
Impact of Series C preferred stock redemption	—	—	2,046	—
Net income (loss) attributable to common shareholders	$3,590	$2,920	$8,087	$14,372

Weighted-average common stock outstanding:
Basic	9,464	8,234	8,806	8,205
Diluted	10,007	9,072	9,363	9,030

Net income (loss) per share:
Basic - Continuing operations	$0.39	$0.37	$0.96	$1.84
Basic - Discontinued operations	(0.01)	(0.02)	(0.04)	(0.09)
Basic net income (loss) per share	$0.38	$0.35	$0.92	$1.75

Diluted - Continuing operations	$0.37	$0.34	$0.90	$1.67
Diluted - Discontinued operations	(0.01)	(0.02)	(0.04)	(0.08)
Diluted net income (loss) per share	$0.36	$0.32	$0.86	$1.59

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Series C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three and Nine Months Ended September 30, 2022
Balance as of December 31, 2021	3,441	$6,765	8,102	$81	220	$2	$200,617	$(2,662)	$(179,507)	$25,296
Issuance of common stock, net of shares withheld for taxes	—	—	130	1	—	—	(298)	—	—	(297)
Stock-based compensation	—	—	—	—	—	—	142	—	—	142
Net income (loss)	—	—	—	—	—	—	—	—	1,747	1,747
Balance as of March 31, 2022	3,441	$6,765	8,232	$82	220	$2	$200,461	$(2,662)	$(177,760)	$26,888
Issuance of common stock, net of shares withheld for taxes	—	—	66	1	—	—	(191)	—	—	(190)
Redemption of Series C preferred stock	(3,441)	(6,765)	1,000	10	—	—	708	—	2,046	(4,001)
Stock-based compensation	—	—	—	—	—	—	220	—	—	220
Net income (loss)	—	—	—	—	—	—	—	—	704	704
Balance as of June 30, 2022	—	$—	9,298	$93	220	$2	$201,198	$(2,662)	$(175,010)	$23,621
Issuance of common stock, net of shares withheld for taxes	—	—	37	—	—	—	(81)	—	—	(81)
Stock-based compensation	—	—	—	—	—	—	213	—	—	213
Net income (loss)	—	—	—	—	—	—		—	3,590	3,590
Balance as of September 30, 2022	—	$—	9,335	$93	220	$2	$201,330	$(2,662)	$(171,420)	$27,343

Three and Nine Months Ended September 30, 2021
Balance as of December 31, 2020	3,441	$6,765	7,953	$79	220	$2	$200,147	$(2,662)	$(193,116)	$11,215
Issuance of common stock, net of shares withheld for taxes	—	—	105	2	—	—	(189)	—	—	(187)
Stock-based compensation	—	—	—	—	—	—	183	—	—	183
Net income (loss)	—	—	—	—	—	—	—	—	247	247
Balance as of March 31, 2021	3,441	$6,765	8,058	$81	220	$2	$200,141	$(2,662)	$(192,869)	$11,458
Issuance of common stock, net of shares withheld for taxes	—	—	36	—	—	—	(59)	—	—	(59)
Stock-based compensation	—	—	—	—	—	—	180	—	—	180
Net income (loss)	—	—	—	—	—	—	—	—	11,205	11,205
Balance as of June 30, 2021	3,441	$6,765	8,094	$81	220	$2	$200,262	$(2,662)	$(181,664)	$22,784
Issuance of common stock, net of shares withheld for taxes	—	—	7	—	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	—	—	—	—	175	—	—	175
Net income (loss)	—	—	—	—	—	—	—	—	2,920	2,920
Balance as of September 30, 2021	3,441	$6,765	8,101	$81	220	$2	$200,427	$(2,662)	$(178,744)	$25,869

See accompanying Notes to Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities - Continuing Operations
Net income (loss) from continuing operations	$6,417	$15,096
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	149	65
Stock-based compensation	629	454
(Gain) loss on real estate ventures	(238)	93
Deferred income taxes	(149)	(11,330)
Changes in operating assets and liabilities:
Accounts receivable	(5,814)	(988)
Prepaid expenses and other current assets	(143)	(52)
Accrued personnel costs	839	(13)
Accounts payable and accrued liabilities	33	(279)
Other assets and liabilities	145	77
Net cash provided by (used in) operating activities	1,868	3,123

Investing Activities - Continuing Operations
Investments in real estate ventures	(2,694)	(3,526)
Proceeds from sale of CES	1,016	—
Distributions from real estate ventures	318	2,971
Purchase of fixed assets/leasehold improvements/intangibles	(559)	(91)
Net cash provided by (used in) investing activities	(1,919)	(646)

Financing Activities - Continuing Operations
Payments under credit facility - due to affiliates	(5,500)	—
Loan proceeds	—	120
Loan payments	—	(113)
Redemption of Series C preferred stock	(4,000)	—
Payment of taxes related to the net share settlement of equity awards	(568)	(222)
Net cash provided by (used in) financing activities	(10,068)	(215)

Discontinued Operations
Operating cash flows, net	(321)	(172)
Investing cash flows, net	—	(40)
Financing cash flows, net	(26)	(28)
Net cash provided by (used in) discontinued operations	(347)	(240)

Net increase (decrease) in cash and cash equivalents	(10,466)	2,022
Cash and cash equivalents, beginning of period	15,823	7,032
Cash and cash equivalents, end of period	$5,357	$9,054

Supplemental Cash Flow Information
Cash paid for interest	$222	$176

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Series A common stock to redeem Series C preferred stock	$4,230	$—
Right of use assets and lease liabilities at commencement	209	—
PPP loan forgiven	—	1,954
Accrued liability settled through issuance of common stock	—	21
See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except per share data or otherwise indicated)
1. Company Overview
Comstock Holding Companies, Inc. ("Comstock" or the "Company"), founded in 1985 and incorporated in the state of Delaware in 2004, is a leading developer, investor, and asset manager of mixed-use and transit-oriented properties in the Washington, D.C. metropolitan area.
On March 31, 2022, the Company completed the sale of its wholly-owned subsidiary Comstock Environmental Services, LLC ("CES") to August Mack Environmental, Inc. ("August Mack") for approximately $1.4 million of total consideration, composed of $1.0 million in cash and $0.4 million held in escrow that is subject to net working capital and other adjustments, as set forth in the executed Asset Purchase Agreement with August Mack. (See Note 3 for additional information)
On June 13, 2022, the Company completed two separate significant transactions: the first one with CP Real Estate Services, LC (“CPRES”), an entity owned by Christopher Clemente, Comstock’s Chief Executive Officer, to redeem all outstanding Series C preferred stock at a discount to carrying value; and the second, the execution of a new asset management agreement with Comstock Partners, LC ("CP") (the "2022 AMA"). CP is an entity that is controlled and wholly-owned by Mr. Clemente and certain family members and the 2022 AMA replaced the previous asset management agreement with CPRES. (See Notes 10 and 14, respectively, for additional information)
The Company operates through four primarily real estate-focused subsidiaries – CHCI Asset Management, LC (“CAM”); CHCI Residential Management, LC; CHCI Commercial Management, LC; and Park X Management, LC.
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
In management’s opinion, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results of operations presented in these interim condensed consolidated financial statements are unaudited and are not necessarily indicative of the results to be expected for the full fiscal year.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s fiscal year 2021 Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the SEC on March 31, 2022. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements contained in the 2021 Annual Report.
The Company has reflected CES as a discontinued operation in its consolidated statements of operations for all periods presented. Unless otherwise noted, all amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations. (See Note 3 for additional information)
Use of Estimates
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
The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$1,518	$1,460	$5,621
Cost of revenue	—	(1,089)	(1,568)	(4,134)
Selling, general, and administrative	(34)	(565)	(375)	(1,824)
Depreciation and amortization	—	—	—	(60)
Other income (expense)	(62)	(1)	87	(2)
Goodwill impairment	—	—	—	(325)
Pre-tax income (loss) from continuing operations	(96)	(137)	(396)	(724)
Provision for (benefit from) income tax	3	—	(20)	—
Net income (loss) from discontinued operations	$(99)	$(137)	$(376)	$(724)
The Company recognized a net loss of $0.2 million on the divestiture of CES, calculated by comparing the final adjusted purchase price to the carrying value of the net assets sold in the transaction as of March 31, 2022. These amounts reflect the finalized transaction costs and net working capital adjustments.
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
5. Investments in Real Estate Ventures
The Company's material unconsolidated investments in real estate ventures are recorded on the consolidated balance sheets at fair value. The following table summarizes the fair value of these investments (in thousands):

	September 30,	December 31,
Description	2022	2021
Investors X	$1,157	$1,484
The Hartford	1,105	1,211
BLVD Forty Four	2,224	2,007
BLVD Ansel	2,721	—
Total	$7,207	$4,702
Investors X
On April 30, 2019, the Company entered into a master transfer agreement with CPRES which entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of September 30, 2022, the residual cash flow primarily relates to anticipated returns of cash backing outstanding letters of credit and cash collateral posted for land development work performed by subsidiaries owned by Investors X. The cash will be released as bond release work associated with these projects is completed. In addition, a subsidiary of Investors X is undergoing a re-zoning of land from commercial to residential and the Company will be entitled to 50% of the profit from the anticipated residential lot sales after re-zoning and land development work is completed. Expected future cash flows include contractually fixed revenues and expenses, as well as estimates for future revenues and expenses where contracts do not currently exist. These estimates are based on prior experience as well as comparable, third-party data. (See Note 14 for additional information)
The Hartford
In December 2019, the Company entered into a joint venture with CP to acquire a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use Leadership in Energy and Environmental Design (“LEED”) GOLD building is approximately 76% leased to multiple high-quality tenants. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in the Hartford Building and secured a $87 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property. Fair value is determined using an income approach and sales comparable approach models. As of September 30, 2022, the Company’s ownership interest in the Hartford was 2.5%. (See Note 14 for additional information)
BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire BLVD Forty Four, a 15-story, luxury high-rise apartment building located one block from the Rockville Metro Station and in the heart of the I-270 Technology and Life Science Corridor in Montgomery County. Built in 2015, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and will also receive investment related income and incentive fees in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market rate fees. Fair value is determined using an income approach and sales comparable approach models. As of September 30, 2022, the Company’s ownership interest in BLVD Forty Four was 5%. (See Note 14 for additional information)
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, an 18-story, luxury high-rise apartment building with 250 units located adjacent to BLVD Forty Four in Rockville, Maryland. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and incentive fees in connection with its equity interest in the asset. The Company will also provide asset, residential, retail and parking property management services for the property in exchange for market rate fees. Fair value is determined using an income approach and sales comparable approach models. As of September 30, 2022, the Company’s ownership interest in BLVD Forty Ansel was 5%. (See Note 14 for additional information)
The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2021	$4,702
Investments	2,694
Distributions	(318)
Change in fair value	129
Balance as of September 30, 2022	$7,207
Other Investments
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of STS net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company's proportionate gains from STS earnings were immaterial and $0.1 million, respectively. For the three and nine months ended September 30 2021, the Company's proportionate gains from STS earnings were immaterial.
6. Leases
The Company has operating leases for office space leased in various buildings for its own use. The Company's leases have remaining terms ranging from 5 to 10 years. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease costs related to the Company's operating leases are primarily reflected in "cost of revenue" in the consolidated statements of operations, as they are a reimbursable cost under the Company's respective asset management agreements. (See Note 14 for additional information)
The following table summarizes operating lease costs, by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs
Fixed lease costs	$255	$249	$763	$746
Variable lease costs	$88	$78	264	241
Total operating lease costs	$343	$327	$1,027	$987
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for lease liabilities:
Operating cash flows from operating leases	$317	$301	$970	$910
As of September 30, 2022, the Company's operating leases had a weighted-average remaining lease term of 7.99 years and a weighted-average discount rate of 4.25%.

The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2022	$243
2023	985
2024	1,008
2025	1,031
2026	1,054
Thereafter	4,091
Total future lease payments	8,412
Imputed interest	(1,327)
Total lease liabilities	$7,085
The Company does not have any leases which have not yet commenced as of September 30, 2022.
7. Debt
Credit Facility - Due to Affiliates
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement with CPRES, pursuant to which the Company secured a $10.0 million capital line of credit (the “Credit Facility”), on which it made a $5.5 million initial draw with an April 30, 2023 maturity date. Under the terms, the Credit Facility provides for an initial variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum on advances made under the Credit Facility, payable monthly in arrears. The effective interest rates as of September 30, 2022 and December 31, 2021 were 7.25% and 4.25%, respectively.
On September 30, 2022, the Company paid down its $5.5 million outstanding principal balance on the Credit Facility in full. As of September 30, 2022, the Credit Facility remained available for use.
8. Commitments and Contingencies
The Company maintains certain non-cancelable operating leases that contain various renewal options. (See Note 6 for additional information)
The Company is subject to litigation from time to time in the ordinary course of business; however, the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position or liquidity. The Company records a contingent liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The Company expenses legal defense costs as they are incurred.
9. Fair Value Disclosures
As of September 30, 2022, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximated fair value because of the short-term nature of these instruments.
As of September 30, 2022, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). (See Note 5 for additional information)
The Company may also value its non-financial assets and liabilities, including items such as long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements typically use significant unobservable inputs (Level 3), unless a quoted market price (Level 1) or quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or amounts derived from valuation models (Level 2) are available.
10. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. As of September 30, 2022, the Company had not declared any dividends.
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
At the time of the transaction, the total carrying value of the Series C preferred stock (including the related additional paid-in capital) was $10.3 million. The share exchange was accounted for as a redemption; therefore, the $2.0 million difference between the carrying value and the $8.3 million fair value of the consideration paid upon redemption was added to net income for the three and nine months ended September 30, 2022 to arrive at income attributable to common stockholders and calculate net income (loss) per share. (See Note 13 for additional information)
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of September 30, 2022, there were 1.6 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $0.2 million and $0.5 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of September 30, 2022, there was $1.0 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Stock Units
Restricted stock unit (“RSU”) awards granted to employees are subject to continued employment and generally vest in four annual installments over the four-year period following the grant dates. The Company also grants certain RSU awards to management that contain additional vesting conditions tied directly to a defined performance metric for the Company (“PSUs”). The actual number of PSUs that will vest can range from 60% to 120% of the original grant target amount, depending upon actual Company performance below or above the established performance metric targets. The Company estimates performance in relation to the defined targets when calculating the related stock-based compensation expense.
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	847	$2.28
Granted	219	4.63
Released	(223)	2.64
Canceled/Forfeited	(133)	2.38
Balance as of September 30, 2022	710	$2.97

Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	397	$2.89	5.7	$998
Granted	—	—
Exercised	(203)	3.14
Canceled/Forfeited	(3)	2.24
Expired	(60)	3.97
Balance as of September 30, 2022	131	$4.08	4.7	$143
Exercisable as of September 30, 2022	125	$4.18	3.5	$131
11. Revenue
All of the Company's revenue for the three and nine months ended September 30, 2022 and 2021 was generated in the United States. The following tables summarize the Company’s revenue by line of business, customer type, and contract type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by Line of Business
Asset management	$9,391	$8,031	$20,926	$17,181
Property management	2,508	1,691	6,831	5,033
Parking management	914	442	2,254	1,114
Total revenue	$12,813	$10,164	$30,011	$23,328

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by Customer Type
Related party	$12,549	$10,110	$29,477	$23,203
Commercial	264	54	534	125
Total revenue	$12,813	$10,164	$30,011	$23,328

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by Contract Type
Fixed-price	$1,683	$4,463	$5,222	$6,151
Cost-plus	8,503	4,001	17,859	12,216
Variable	2,627	1,700	6,930	4,961
Total revenue	$12,813	$10,164	$30,011	$23,328

Pursuant to the 2022 AMA, incentive compensation fees revenue ("Incentive Fees") may be earned on certain managed real estate assets if defined triggering events, which are differentiated based on the classification of the assets, are achieved. (See Note 14 for additional information)

Incentive Fees are calculated as a percentage of the imputed profit that would be realized upon the hypothetical sale or recapitalization of the asset (or assets) for which triggering event criteria were met. The calculation of imputed profit is based on a fair market value assessment that includes highly variable financial inputs and must also consider macro-economic and environmental factors that may affect fair market value. Due to the subjective and potentially volatile nature of this variable consideration, revenue is only recognized on Incentive Fees for each managed asset when 1) any material uncertainties associated with the calculation of Incentive Fees are substantially resolved and 2) it is probable that a significant reversal in the amount of related cumulative Incentive Fee revenue recognized will not occur. As a result, Incentive Fees are typically recognized at or near each asset's respective triggering event (as detailed in the 2022 AMA) when imputed profit can be reasonably calculated and relied upon to not materially change.
For the three and nine months ended September 30, 2022, the Company recognized $3.9 million of Incentive Fees, stemming from an operating asset triggering event scheduled to occur on October 1, 2022. This operating asset triggering event is the first in series of annual operating asset triggering events that are scheduled each October 1 through 2024. All Incentive Fees recognized in the current period are related to services performed in prior periods for which revenue recognition criteria were previously constrained.
12. Income Taxes
For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the entire fiscal year. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in permanent differences, and excludes certain discrete items whose tax effect, when material, is recognized in the interim period in which they occur. These changes in permanent differences and discrete items result in variances to the effective tax rate from period to period. We also have elected to exclude the impacts from significant pre-tax, non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur.
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
For the three months ended September 30, 2022, the Company recognized a tax provision of $0.1 million, as compared to an immaterial tax provision for the three months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, the Company recognized tax benefits that were immaterial and $11.3 million, respectively. The recognized tax benefits from these periods were due to the tax impact of deferred tax asset valuation allowance releases in the period. These recognized tax benefits were supported by the Company's recent trend of positive net income from continuing operations and expectation that current operations will continue to generate future taxable income.
13. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) from continuing operations - Basic and Diluted	$3,689	$3,057	$6,417	$15,096
Impact of Series C preferred stock redemption	—	—	2,046	—
Net income (loss) from continuing operations attributable to common stockholders - Basic and Diluted	3,689	3,057	8,463	15,096
Net income (loss) from discontinued operations - Basic and Diluted	(99)	(137)	(376)	(724)
Net income (loss) attributable to common shareholders - Basic and Diluted	$3,590	$2,920	$8,087	$14,372

Denominator:
Weighted-average common shares outstanding - Basic	9,464	8,234	8,806	8,205
Effect of common share equivalents	543	838	557	825
Weighted-average common shares outstanding - Diluted	10,007	9,072	9,363	9,030

Net income (loss) per share:
Basic - Continuing operations	$0.39	$0.37	$0.96	$1.84
Basic - Discontinued operations	(0.01)	(0.02)	(0.04)	(0.09)
Basic net income (loss) per share	$0.38	$0.35	$0.92	$1.75

Diluted - Continuing operations	$0.37	$0.34	$0.90	$1.67
Diluted - Discontinued operations	(0.01)	(0.02)	(0.04)	(0.08)
Diluted net income (loss) per share	$0.36	$0.32	$0.86	$1.59
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units	—	—	—	—
Stock options	33	34	30	37
Warrants	96	51	84	59
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

[1]
Triggering events are differentiated between operating assets (i.e. those already in service) and assets under development. Operating asset triggering events are scheduled for specific dates, whereas triggering events for assets under development are tied to various metrics that indicate stabilization, such as occupancy and leasing rates.

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
Lease Procurement Agreements
The Company has lease procurement agreements with properties owned by CP Entities under which the Company receives certain leasing fees in connection with the procurement of new leases for such properties where external brokers are not involved. Such leasing fees are supplemental to the fees generated from the Company's management agreements referenced above.
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
In February 2020, the Company, CP and DWF VI 3101 Wilson Member, LLC (“DWF”), an unaffiliated, third party, equity investor in the Hartford, entered into a limited liability company agreement (the “DWC Operating Agreement”) to form DWC 3101 Wilson Venture, LLC (“DWC”) to, among other things, acquire, own and hold all interests in the Hartford. In furtherance thereof, on February 7, 2020, the Original Operating Agreement was amended and restated (the “A&R Operating Agreement”) to memorialize the Company’s and CP’s assignment of 100% of its membership interests in the Hartford to DWC. As a result thereof, DWC is the sole member of the Hartford Owner. The Company and CP, respectively, hold minority membership interests in, and DWF holds the majority membership interest in, DWC. (See Note 5 for additional information)

BLVD Forty Four/BLVD Ansel
In October 2021 and March 2022, the Company entered into joint ventures with CP to acquire BLVD Forty Four and BLVD Ansel, respectively, two adjacent mixed-use luxury high-rise apartment buildings located near the Rockville Metro Station in Montgomery County, Md. The Company considers BLVD Forty Four and BLVD Ansel to be variable interest entities upon which it exercises significant influence; however, considering key factors such as the Company’s ownership interest and participation in policy-making decisions by majority equity holders, the Company concluded that it does not have a controlling financial interest in either property. (See Note 5 for additional information)
Corporate Leases
On November 1, 2020, the Company relocated its corporate headquarters to a new office space pursuant to a ten-year lease agreement with an affiliate controlled and owned by Christopher Clemente, its Chief Executive Officer, and his family as landlords. (See Note 6 for additional information)
On January 1, 2022, ParkX Management, LC, a subsidiary of the Company, entered into a five-year lease agreement for its parking operations monitoring center with an affiliate controlled and owned by Christopher Clemente, its Chief Executive Officer, and his family as landlords. (See Note 6 for additional information)
Series C Preferred Stock Redemption
On June 13, 2022, the Company entered into the SEPA with CPRES, pursuant to which the Company acquired from CPRES all outstanding shares of its non-convertible and non-redeemable Series C preferred stock. (See Note 10 for additional information)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2021 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2022” refer to the three or nine months ended September 30, 2022 and references to “2021” refer to the three or nine months ended September 30, 2021. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
Overview
We are a leading developer, investor, and asset manager of mixed-use and transit-oriented properties in the Washington, D.C. metropolitan area. As a vertically integrated and multi-faceted asset management and real estate services company, we have designed, developed, constructed, acquired, and managed thousands of residential units and millions of square feet of commercial and mixed-use properties in since 1985.
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
Additionally, we manage the following assets under construction: (i) one commercial asset totaling approximately 330,000 square feet, (ii) one multifamily asset with approximately 415 units and (iii) one hotel/condominium asset with approximately 240 keys and 95 condos. Our development pipeline consists of 13 assets consisting of approximately 1.5 million square feet of additional planned commercial development, approximately 2,600 multifamily units and one hotel asset that will include 140 keys.

Substantially all the properties included in our managed portfolio are covered by long-term, full-service asset management agreements encompassing all aspects of design, development, construction, and operations management relating to the subject properties. The services we provide pursuant to the asset management agreements covering our managed portfolio vary by property and client.
Anchoring our asset management services platform is a long-term full service asset management agreement with an affiliated company owned by our Chief Executive Officer, Christopher Clemente (the “2022 AMA”). The 2022 AMA encompasses the majority of the properties we currently manage, including Reston Station and Loudoun Station, two of the flagship properties that comprise our Anchor Portfolio. (See Note 14 in the Notes to Consolidated Financial Statements for additional information)
CES Divestiture
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
We have reflected CES as a discontinued operation in its consolidated statements of operations for all periods presented. Unless otherwise noted, all amounts and disclosures relate to our continuing operations. (See Note 3 in the Notes to Consolidated Financial Statements for additional information)
Series C Preferred Stock Redemption
On June 13, 2022, we entered into a Share Exchange and Purchase Agreement ("SEPA") with CP Real Estate Services, LC (“CPRES”), an entity owned by Mr. Clemente, to redeem all outstanding Series C preferred stock for (i) 1,000,000 shares of the our Class A common stock, par value $0.01 per share and (ii) $4.0 million in cash. The Series A common stock was valued at the consolidated closing bid price of Comstock shares on Nasdaq on the business day immediately preceding the entry into the SEPA. The $8.3 million fair value of the consideration paid upon redemption was less than the $10.3 million carrying value of the Series C preferred stock at the time of the transaction. This $2.0 million discount compared to the carrying value was added to net income for the three and nine months ended September 30, 2022 to arrive at income available to common stockholders and calculate net income (loss) per share. (See Note 10 in the Notes to Consolidated Financial Statements for additional information)
COVID-19 Update
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

Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$12,813	$10,164	$30,011	$23,328
Operating costs and expenses:
Cost of revenue	8,346	6,695	22,112	18,275
Selling, general, and administrative	537	309	1,393	916
Depreciation and amortization	55	23	149	65
Total operating costs and expenses	8,938	7,027	23,654	19,256
Income (loss) from operations	3,875	3,137	6,357	4,072
Other income (expense):
Interest expense	(94)	(60)	(222)	(176)
Gain (loss) on real estate ventures	(31)	1	238	(93)
Other income	1	4	2	4
Income (loss) from continuing operations before income tax	3,751	3,082	6,375	3,807
Provision for (benefit from) income tax	62	25	(42)	(11,289)
Net income (loss) from continuing operations	3,689	3,057	6,417	15,096
Net income (loss) from discontinued operations	(99)	(137)	(376)	(724)
Net income (loss)	3,590	2,920	6,041	14,372
Impact of Series C preferred stock redemption	—	—	2,046	—
Net income (loss) attributable to common shareholders	$3,590	$2,920	$8,087	$14,372
Comparison of the Three Months Ended September 30, 2022 and September 30, 2021
Revenue
The following table summarizes revenue by line of business (in thousands):

	Three Months Ended September 30,
	2022		2021		Change
	Amount	%	Amount	%	$	%
Asset management	$9,391	73.3%	$8,031	79.0%	$1,360	16.9%
Property management	2,508	19.6%	1,691	16.6%	817	48.3%
Parking management	914	7.1%	442	4.4%	472	106.8%
Total revenue	$12,813	100.0%	$10,164	100.0%	$2,649	26.1%
Revenue increased 26.1% in 2022. The $2.6 million comparative increase was primarily driven by a $3.9 million increase in incentive fees, which were earned pursuant to the terms of the 2022 AMA. Also contributing to the increase was the growth and improved performance of our managed portfolio, which included 10 additional properties in 2022 and produced $0.7 million of additional asset management fees and a $0.8 million increase in reimbursable staffing charges. Partially offsetting the increases was a $3.1 million decrease in loan origination fees, primarily related to the 2021 refinancing of the Reston Station office portfolio.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Cost of revenue	$8,346	$6,695	$1,651	24.7%
Selling, general, and administrative	537	309	228	73.8%
Depreciation and amortization	55	23	32	139.1%
Total operating costs and expenses	$8,938	$7,027	$1,911	27.2%

Operating costs and expenses increased 27.2% in 2022. The $1.9 million comparative increase was primarily due to a $2.4 million increase in personnel expenses stemming from increased headcount and employee compensation increases (including bonus expense), partially offset by a $1.0 million decrease in co-broker expenses stemming from the 2021 refinancing of the Reston Station office portfolio.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Interest expense	$(94)	$(60)	$(34)	56.7%
Gain (loss) on real estate ventures	(31)	1	(32)	N/M
Other income	1	4	(3)	N/M
Total other income (expense)	$(124)	$(55)	$(69)	125.5%
Other income (expense) changed by $(0.1) million in 2022, primarily driven by increased interest expense due to higher interest rates as well as a net decrease in mark-to-market valuations of equity method investments in real estate ventures for the current period.
Income tax
Provision for income tax was $0.1 million in 2022, compared to an immaterial tax provision in 2021, remaining relatively flat period over period.
Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021
Revenue
The following table summarizes revenue by line of business (in thousands):

	Nine Months Ended September 30,
	2022		2021		Change
	Amount	%	Amount	%	$	%
Asset management	$20,926	69.7%	$17,181	73.6%	$3,745	21.8%
Property management	6,831	22.8%	5,033	21.6%	1,798	35.7%
Parking management	2,254	7.5%	1,114	4.8%	1,140	102.3%
Total revenue	$30,011	100.0%	$23,328	100.0%	$6,683	28.6%
Revenue increased 28.6% in 2022. The $6.7 million comparative increase was primarily driven by a $4.0 million increase in incentive fees, which were earned pursuant to the terms of the 2022 AMA. Also contributing to the increase was the growth and improved performance of our managed portfolio, which included 10 additional properties in 2022 and produced $1.9 million of additional asset management fees and a $2.0 million increase in reimbursable staffing charges. In addition, in 2022 there was a $1.2 million increase in recorded leasing fees and a $3.1 million decrease in loan origination fees, primarily related to the 2021 refinancing of the Reston Station office portfolio.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Cost of revenue	$22,112	$18,275	$3,837	21.0%
Selling, general, and administrative	1,393	916	477	52.1%
Depreciation and amortization	149	65	84	129.2%
Total operating costs and expenses	$23,654	$19,256	$4,398	22.8%

Operating costs and expenses increased 22.8% in 2022. The $4.4 million comparative increase was primarily due to a $4.8 million increase in personnel expenses stemming from increased headcount and employee compensation increases (including bonus expense), partially offset by a $1.0 million decrease in co-broker expenses stemming from the 2021 Reston Station refinancing transaction.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Interest expense	$(222)	$(176)	$(46)	26.1%
Gain (loss) on real estate ventures	238	(93)	331	(355.9)%
Other income	2	4	(2)	N/M
Total other income (expense)	$18	$(265)	$283	(106.8)%
Other income (expense) changed by $0.3 million in 2022, primarily driven by higher mark-to-market valuations of the fixed-rate debt associated our equity method investments in the current period, as well as gains on the performance of our title insurance joint venture with Superior Title Services, Inc., driven by higher volume as compared to the prior period. Partially offsetting the other income increases was increased interest expense, primarily due to higher interest rates.
Income taxes
Benefit from income tax was immaterial in 2022, compared to a tax benefit of $11.3 million in 2021. The large year-over-year change was primarily driven by a significant $11.3 million release of deferred tax asset valuation allowances in 2021. All recognized tax benefits stemming from valuation allowance releases are supported by our recent trend of positive net income from continuing operations and our current expectation that our operations will continue to generate future taxable income.
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
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations	$3,689	$3,057	$6,417	$15,096
Interest expense	94	60	222	176
Income taxes	62	25	(42)	(11,289)
Depreciation and amortization	55	23	149	65
Stock-based compensation	212	153	629	454
(Gain) loss on real estate ventures	31	(1)	(238)	93
Adjusted EBITDA	$4,143	$3,317	$7,137	$4,595
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of September 30, 2022 were our cash and cash equivalents of $5.4 million and our $10.0 million of available borrowings on our credit facility.
Significant factors which could affect future liquidity include the adequacy of available lines of credit, cash flows generated from operating activities, working capital management and investments.
Our primary capital needs are for working capital obligations and other general corporate purposes, including investments and capital expenditures. Our primary sources of working capital are cash from operations and distributions from investments in real estate ventures. We have historically financed our operations with internally generated funds and borrowings from our credit facilities. On September 30, 2022, we paid down the $5.5 million outstanding balance of our credit facility in full, primarily to avoid the rising interest costs that would accompany recent interest rate increases. (See Note 7 in the Notes to Consolidated Financial Statements for additional information)
We believe we currently have adequate liquidity and availability of capital to fund our present operations and meet our commitments on our existing debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Continuing operations
Net cash provided by (used in) operating activities	$1,868	$3,123
Net cash provided by (used in) investing activities	(1,919)	(646)
Net cash provided by (used in) financing activities	(10,068)	(215)
Total net increase (decrease) in cash - continuing operations	(10,119)	2,262
Discontinued operations, net	(347)	(240)
Net increase (decrease) in cash and cash equivalents	$(10,466)	$2,022
Operating Activities
Net cash provided by operating activities decreased $1.3 million in 2022, primarily driven by a $3.7 million incremental cash outflow stemming from changes to our net working capital, partially offset by a $2.4 million increase in net income from continuing operations after adjustments for non-cash items. The net working capital impact included increases in accounts receivable and accrued personnel costs.

Investing Activities
Net cash used investing activities increased $1.3 million in 2022, primarily driven by a $2.7 million decrease in distributions from real estate investments and a $0.5 million increase in fixed and intangible asset purchases, partially offset by $1.0 million in proceeds received from the CES divestiture and a $0.8 million decrease in investments in real estate ventures.
Financing Activities
Net cash used in financing activities increased $9.9 million in 2022, primarily driven by a $4.0 million cash payment made in connection with the early redemption of our Series C preferred stock and a $5.5 million payment made to satisfy the outstanding balance of our credit facility.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the three-month period ended September 30, 2022, we identified and adopted a new critical accounting policy that is described below.
Revenue Recognition - Incentive Fees
Pursuant to the 2022 AMA, incentive compensation fees revenue ("Incentive Fees") may be earned on certain managed real estate assets if defined triggering events are achieved. Triggering events are differentiated between operating assets (i.e. those already in service) and assets under development. Operating asset triggering events are scheduled for specific dates, whereas triggering events for assets under development are tied to various metrics that indicate stabilization, such as occupancy and leasing rates.
Incentive Fees are calculated as a percentage of the imputed profit that would be realized upon the hypothetical sale or recapitalization of the asset (or assets) for which triggering event criteria were met. The calculation of imputed profit is based on a fair market value assessment that includes highly variable financial inputs and must also consider macro-economic and environmental factors that may affect fair market value. Due to the subjective and potentially volatile nature of this variable consideration, we only recognize revenue on Incentive Fees for each managed asset when 1) any material uncertainties associated with the calculation of Incentive Fees are substantially resolved and 2) it is probable that a significant reversal in the amount of related cumulative Incentive Fee revenue recognized will not occur. As a result, Incentive Fees are typically recognized at or near each asset's respective triggering event (as detailed in the 2022 AMA) when imputed profit can be reasonably calculated and relied upon to not materially change.
For the three and nine months ended September 30, 2022, we recognized $3.9 million of Incentive Fees, stemming from an operating asset triggering event scheduled to occur on October 1, 2022. This operating asset triggering event is the first in series of annual operating asset triggering events that are scheduled each October 1 through 2024. All Incentive Fees recognized in the current period are related to services performed in prior periods for which revenue recognition criteria were previously constrained.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three or nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

* Filed herewith
‡ Furnished herewith
Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021;
(ii)	the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021;
(iii)	the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021;
(iv)	the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and
(v)	the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 10, 2022	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer

Date: November 10, 2022	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer