Form 10-K
period 2022-12-31
Comstock Holding Companies, Inc.
filed 2023-03-29
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2022, was $16,801,319.
The number of shares of registrant’s common stock outstanding as of February 28, 2023 was 9,370,616 (Class A) and 220,250 (Class B).
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

COMSTOCK HOLDING COMPANIES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

PART I.....................................................................................................................................................................................		1
Item 1.	Business...........................................................................................................................................................	1
Item 1B.	Unresolved Staff Comments............................................................................................................................	7
Item 2.	Properties.........................................................................................................................................................	7
Item 3.	Legal Proceedings............................................................................................................................................	7
Item 4.	Mine Safety Disclosures..................................................................................................................................	7

PART II		8
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..........................................................................................................................................................	8
Item 6.	[Reserved]........................................................................................................................................................	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations..........................	9
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.........................................................................	15
Item 8.	Financial Statements and Supplementary Data...............................................................................................	16
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................	18
Item 9A.	Controls and Procedures..................................................................................................................................	18
Item 9B.	Other Information............................................................................................................................................	18

PART III..................................................................................................................................................................................		19

PART IV..................................................................................................................................................................................
Item 15.	Exhibit and Financial Statement Schedules...................................................................................................	20
Item 16.	10-K Summary.................................................................................................................................................

SIGNATURES........................................................................................................................................................................		23

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
The Company acknowledges the importance of communicating future expectations to investors, however there will always remain future events and circumstances that are unable to be accurately predicted or controlled. When considering forward-looking statements, investors should keep in mind the risks and uncertainties that may cause actual results to differ materially from the expectations described, and consequently should place no undue reliance on any of these statements. There are several factors that may affect the accuracy of the forward-looking statements, including, but not limited to: general economic and market conditions, including inflation and interest rate levels; changes in the real estate markets; inherent risks in investment in real estate; the ability to attract and retain clients; the ability to compete in the markets in which the Company operates; regulatory actions; fluctuations in operating results; shortages and increased costs of labor or materials; adverse weather conditions and natural disasters; public health emergencies, including potential risks and uncertainties relating to the coronavirus (COVID-19) pandemic; the ability to raise debt and equity capital and grow operations on a profitable basis; and continuing relationships with affiliates. The factors can apply both directly to the Company and generally to the real estate industry as a whole.
Forward-looking statements speak only as of the date of this Form 10-K. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, or otherwise, except as required by law.

PART I
Item 1. Business
As used herein, "Comstock", "CHCI", "the Company," "we," "us," "our," and similar terms are referring to Comstock Holding Companies, Inc. and its subsidiaries, unless the context indicates otherwise.
Overview
Comstock is a leading real estate asset manager and developer of mixed-use and transit-oriented properties in the Washington, D.C. region. Since 1985, we have acquired, developed, operated, and sold millions of square feet of residential, commercial, and mixed-use properties. We benefit from our market-leading position in Northern Virginia's Dulles Corridor, one of the nation’s fastest growing real estate markets that is undergoing an urban transformation thanks to the recently completed construction of a Metro commuter rail connecting Dulles International Airport and the surrounding areas to Washington, D.C. and beyond.
Our fee-based, asset-light, and substantially debt-free business model allows us to mitigate many of the risks that are typically associated with real estate development. We provide a broad suite of asset management, property management, development and construction management, and other real estate services to our asset-owning clients, composed primarily of institutional real estate investors, high net worth family offices, and governmental bodies with surplus real estate holdings. Our primary focus is the continued growth of our managed portfolio; however, the fundamental strength of our balance sheet permits us to also explore strategic investment opportunities, typically in the form of a minority capital co-investment in select stabilized assets that complement our existing portfolio.
We aspire to be among the most admired real estate asset managers, operators, and developers by creating extraordinary places, providing exceptional experiences, and generating excellent results for all stakeholders. Our commitment to this mission drives our ability to expand our managed portfolio of assets, grow revenue, and deliver value to our shareholders.
Recent Developments
CES Divestiture
On March 31, 2022, we completed the sale of Comstock Environmental Services, LLC ("CES"), a wholly owned subsidiary, to August Mack Environmental, Inc. ("August Mack"). This strategic divestiture was based on the continued growth and future prospects of our asset management business. Accordingly, we have reflected CES as a discontinued operation in our consolidated financial statements for all periods presented, and unless otherwise noted, all amounts and disclosures relate solely to our continuing operations. (See Note 3 in the Notes to Consolidated Financial Statements for additional information).
Series C Preferred Stock Redemption and 2022 Asset Management Agreement
On June 13, 2022, we completed two separate significant transactions to further deleverage our balance sheet and enhance our long-term revenue outlook and growth potential. The first one with CP Real Estate Services, LC (“CPRES”), an entity owned by Christopher Clemente, Comstock’s Chief Executive Officer, redeemed all outstanding Series C preferred stock at a significant discount to carrying value. Secondly, we executed a new asset management agreement with Comstock Partners, LC ("CP"), an entity controlled by Mr. Clemente and wholly owned by Mr. Clemente and certain family members, which covers our Anchor Portfolio of assets (the "2022 AMA"). The 2022 AMA increased the base fees we collect, expanded the services that qualify for additional supplemental fees, extended the term through 2035, and most notably introduced a mark-to-market incentive fee based on the imputed profit of Anchor Portfolio assets, generally as each is stabilized and as further specified in the agreement. (See Notes 10 and 14 in the Notes to Consolidated Financial Statements for additional information).
Our Services
Our experienced team of commercial real estate professionals provides a full range of real estate services related to the acquisition, development, and operation of real estate assets. The services we provide cover all aspects of real estate asset management, including acquisition and disposition management, leasing, design, placemaking, property management, origination and negotiation of debt and equity facilities, risk management, construction and development management, creation of investment opportunities, execution of core-plus, value-add, and opportunistic strategies, and various other property-specific services.
Our asset management services platform is anchored by the 2022 AMA, a long-term full-service asset management agreement with a Comstock affiliate that extends through 2035 and covers most of the properties we currently manage, including two of the largest transit-oriented, mixed-use developments in the Washington, D.C. area: Reston Station and Loudoun Station (see below for details).

As a vertically integrated real estate services company, we self-perform all property management activity through three wholly owned operational subsidiaries: CHCI Commercial Management, LC (“CHCI Commercial”); CHCI Residential Management, LC (“CHCI Residential”); and ParkX Management, LC (“ParkX”). All 41 properties included in our managed portfolio have entered into property management agreements with our operational subsidiaries that provide for market-rate fees related to our services, including 10 commercial parking garages owned by unaffiliated parties and managed by ParkX.
Our Portfolio
The following table summarizes the 41 assets that are included in our managed portfolio:

Type	# of Assets	Size/Scale	% Leased
Commercial	13	2.0 million sqft.	87%
Residential	6	1.7 million sqft. / ~1,700 units	89%
Parking	22	14,000 spaces
Total	41
In addition, in our development pipeline we currently have 16 commercial assets that represent approximately 2.3 million square feet, approximately 3,100 residential units that represent approximately 3.2 million square feet, and 2 hotel assets that will include approximately 380 keys. At full build out, our managed portfolio of assets will total 57 properties representing nearly 10 million square feet.
Anchor Portfolio
Reston Station
Reston Station is one of the largest mixed-use, transit-oriented developments in the mid-Atlantic region. Located at the Wiehle-Reston East station on Metro’s Silver Line, the Reston Station neighborhood spans the Dulles Toll Road and covers approximately 80 acres. The Reston Station neighborhood is being developed in phases and is composed of the following five districts:
•Metro Plaza District
The Metro Plaza District is located adjacent to Wiehle Reston-East Metro Station and contains approximately 1.4 million square feet of mixed-use development, highlighted by three Trophy-Class office buildings and BLVD Reston, a luxury residential tower with 448 units. It is home to corporate and regional headquarters of Google, ICF Global, Spotify, Qualtrics, Rolls-Royce of North America, Neustar, and others. All buildings in the Metro Plaza District have ground floor retail, which has been leased to high-quality tenants, including Starbucks, CVS, Founding Farmers, Matchbox, Scissors & Scotch, and others.
The Metro Plaza District also includes one of the largest underground commuter parking garages and bus transit facilities in the region. The 1.7 million square foot subterranean garage and transit facility is the subject of a public-private partnership between a Comstock affiliate and Fairfax County, Virginia. The Reston Station transit facility provides Metro commuters with an indoor bus transit depot designed to accommodate upwards of 110 buses per hour, 2,300 commuter parking spaces operated by Fairfax County, and approximately 2,750 additional parking spaces for retail, office, and commuter uses, a Tesla Super Charging Station and numerous other electric vehicle charging stations, secure bicycle parking and storage facilities, substantial storm water management vaults, and state-of-the-art water treatment systems.
•Reston Row District
The Reston Row District is currently being developed on approximately 9 acres adjacent to the Metro Plaza District. This newest phase of the Reston Station development has entitlements in place allowing for approximately 1.5 million square feet of mixed-use development, including two Trophy-Class office buildings, more than 500 multifamily units, over 100,000 square feet of retail, and hotel uses. Marriott International has entered into a franchise agreement with a Comstock affiliate concerning the development and operation of Virginia's first JW Marriott Hotel and Condominium residential tower, containing approximately 250 hotel rooms, 100 JW Marriott-branded condominium residences, and 25,000 square feet of meeting space.

•Commerce District
The Commerce District is located on approximately 16 acres adjacent to Wiehle Reston-East Metro Station, directly across the Dulles Toll Road from the Metro Plaza District. It has entitlements in place that allow for approximately 1.5 million square feet of new mixed-use development surrounding the four existing stabilized Class-A office buildings that represent a total of approximately 590,000 square feet. We are currently leasing and managing the four existing office buildings and one existing retail building while finalizing plans for the permitted new development.
•Midline District
The Midline District, located directly across Wiehle Avenue from the Reston Row District and the Metro Plaza District, has entitlements in place that allow for approximately 1.2 million square feet of new mixed-use development on approximately 8 acres. We are currently updating the entitlements secured by the previous owner and plan to commence development and leasing operations after receiving the necessary permits for the new development.
•West District
The West District currently consists of approximately 11 acres of land located adjacent to the Reston Row District and Metro Plaza District and includes a previously developed 90,000 square foot office building owned by one of our affiliates and an apartment building owned by a third party. In 2022, our affiliate acquired an existing 58,000 square foot office building on an adjacent parcel that is planned for demolition and will be incorporated into the West District's development plans, which are planned to commence after entitlements are secured. It is anticipated that entitlements will allow for five mixed-use buildings in the West District, including the aforementioned existing apartment building.
Loudoun Station
Loudoun Station, located in Ashburn, Virginia adjacent to Ashburn Station at the terminus of Metro’s Silver Line, is Loudoun County’s first and only Metro-connected development. With direct rail connectivity to Dulles International Airport, Reston, Tysons, and Washington, D.C., it represents the beginning of Loudoun County’s transformation into a transit-connected community. Loudoun Station has more than 1.0 million square feet of mixed-use development completed and stabilized, including nearly 700 residential units, approximately 50,000 square feet of Class-A office space, and approximately 150,000 square feet of retail space, highlighted by an 11-screen AMC Cinema as well as multiple dining and entertainment venues. It is also home to a 1,500-space Metro commuter parking garage that is the subject of a public-private partnership between a Comstock affiliate and Loudoun County. At full build, the Loudoun Station development will cover nearly 50 acres.
Herndon Station
Herndon Station will include up to approximately 340,000 square feet of residential, retail and entertainment spaces, including a performing arts center, and an approximately 700-space commercial parking garage in the historic downtown portion of the Town of Herndon in western Fairfax County, Virginia. The project is the focus of a public-private partnership between a Comstock affiliate and the Town of Herndon and will include improvements to existing connections to the adjacent WO&D trail, a popular pedestrian and bicycle route that stretches from Washington, D.C. to Loudoun County, Virginia.
Other Portfolio Assets
Investors X
On April 30, 2019, we entered into a Master Transfer agreement with CPRES, that provided for priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns Comstock’s residual homebuilding operations. As of December 31, 2022, the residual cash flow primarily relates to anticipated proceeds from the sale of rezoned residential lots and returns of cash securing outstanding letters of credit and cash collateral posted for land development bonds covering work performed by subsidiaries owned by Investors X. The cash will be released to CHCI as bond release work associated with these projects is completed.
The Hartford Building
In December 2019, we entered into a joint venture with CP to acquire a stabilized Class-A office building immediately adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use Leadership in Energy and Environmental Design (“LEED”) GOLD building is leased to multiple high-quality tenants. In February 2020, we arranged for DivcoWest, an unaffiliated entity, to purchase a majority ownership stake in the Hartford Building and secured a $87 million loan facility from MetLife. As part of the transaction, we entered into asset management and property management agreements to manage the property.

BLVD Forty Four
In October 2021, we entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was built in 2015, which we rebranded as BLVD Forty Four. Located one block from the Rockville Station on Metro's Red Line and in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, we received an acquisition fee and are entitled to receive investment related income and promote distributions in connection with our 5% equity interest in the asset. We also provide asset, residential, retail and parking property management services for the property in exchange for market rate fees.
BLVD Ansel
In March 2022, we entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail space, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, we received an acquisition fee and are entitled to receive investment related income and promote distributions in connection with our 5% equity interest in the asset. We also provide residential, retail and parking property management services for the property in exchange for market rate fees.
Our Business Strategy
Comstock has been active in the Washington, D.C. metropolitan area since 1985, having operated, developed, and acquired, and sold millions of square feet of real estate assets, including but not limited to, office buildings, residential developments, parking garages, and retail centers. We have also participated in multiple public-private partnership developments that have included large-scale public infrastructure improvements.
In early 2018, we transitioned our business strategy from the prior focus on the development and sale of residential homes to our current fee-based services model that concentrates on asset management of commercial and mixed-use real estate, primarily in the greater Washington, D.C. region. This shift took us from an approach that was capital-intensive and required significant on-balance sheet land inventory to one that is asset-light and debt-free, thereby substantially reducing the risk typically associated with the development and operation of real estate assets.
We believe that our extensive experience managing a large-scale, diverse portfolio of stabilized assets and assets in development provides us with the knowledge and tools required to execute our unique business strategy, which is primarily focused on:
•Properties that generate stable, recurring cash flows
We primarily operate under long-term asset management agreements that provide a highly visible and reliable source of revenue and position us to grow as our Anchor Portfolio and other assets under management expand. Our Anchor Portfolio provides consistent revenue pursuant to the cost-plus fee structure foundation of the 2022 AMA, also providing multiple stable sources for performance-based incentive fees that may further drive incremental top-line growth. This key aspect of our business model has enabled us to generate positive financial results and earnings in every quarter since transforming to our current asset-light operating platform in 2019.
•Mixed-use and transit-oriented assets in high-growth, high-potential areas
We focus on select transitioning “sub-urban” markets in the greater Washington D.C. metropolitan area. These sub-markets, which include the Dulles Corridor and the Rosslyn-Ballston Corridor in Northern Virginia and the I-270 Technology and Life Science Corridor in Montgomery County, Maryland, are experiencing increased demand resulting from a flight to quality, which we believe will continue to drive commercial tenants’ demand for the type of developments and amenity-rich buildings in our managed portfolio. We believe residential tenant demand will follow a similar trend, increasing the population willing to pay premium rents for high-quality residential units in neighborhoods that are transit-oriented. A significant portion of our portfolio of managed assets are located in these sought-after areas that also feature strong projected long-term economic growth, supported by attractive demographic attributes and superior transportation infrastructure.
•Capitalizing on significant growth trends that drive market demand in Northern Virginia
Significant growth trends in demand for cybersecurity and other technology services in the government sector, as well as in the private sector, have generated substantial growth and attracted large technology companies, such as Microsoft,

Google, and Amazon to the Dulles Corridor and the Rosslyn-Ballston Corridor in Northern Virginia. These areas are home to significant data infrastructure, capable of serving the growing needs of technology companies and the federal government. Specifically, with its vast network of high-capacity data centers, the Dulles Corridor in Loudoun County reportedly hosts upwards of 70% of the world’s internet traffic and has become known as the “Internet Capital of the World”. We believe the continued growth and investment of these large technology companies will continue to benefit Northern Virginia’s employment market, further driving demand for the assets we manage and the communities we are developing.
•Leveraging our expertise to secure public-private partnership development opportunities
We have worked closely with our affiliates to secure public-private partnerships with multiple local governments (including Fairfax County, Loudoun County, and the Town of Herndon, Virginia) to develop and manage large-scale mixed-use, transit-oriented developments. Our knowledge and long track record of developing and managing first-in-class properties across the region positions Comstock as an attractive partner for government entities looking to improve infrastructure and enhance their surrounding communities. In addition, recent changes to the comprehensive land use plans of Fairfax County and Loudoun County that encourage high-density and mixed-use development proximate to the Silver Line Metro Stations may further result in compelling growth opportunities.
•Actively growing our supplemental real estate services and exploring investment opportunities
We provide a variety of fee-based real estate services, such as capital markets, brokerage and title insurance. Providing these supplemental services serves as a catalyst for identifying additional strategic real estate investment opportunities. We seek out opportunities that can provide appropriate risk-adjusted returns and are suitable for co-investment, potentially with institutional investors that may lack the local expertise or operational infrastructure necessary to identify, acquire, and manage such assets. Our acquisition strategy is currently focused on value-add, core, and core-plus opportunities, as well as other opportunistic asset acquisitions.
Our Values – Environment, Social and Governance ("ESG")
We are committed to pursuing environmental sustainability, social responsibility, and robust governance practices across all our operations. We recognize that development of real estate can have significant impact, positive or negative, for the surrounding community, the region, and the environment that we all share. We believe that companies developing real estate have a responsibility to maximize the positive impacts while taking steps to minimize negative impacts. Supporting and fostering these initiatives is instrumental in making our communities better places to live, work, and play while simultaneously bolstering asset value, reducing risk, and positively impacting all stakeholders. The following are highlights from our 2022 ESG Roadmap, the full version of which can be found in the “Corporate Responsibility” section of our website:
Environmental
We believe that environmentally sound business practices are critical to the long-term success of our business and the communities in which we operate. Our managed portfolio already includes multiple assets that are Leadership in Energy and Environmental Design (“LEED”) and Energy Star certified, and multiple initiatives are underway to increase the percentage of LEED and Energy Star certified buildings in our managed portfolio. We continue to expand our capabilities around monitoring energy and utility consumption at all our properties, allowing us to better identify opportunities to maximize efficiency and sustainability through operational and capital improvements.
In 2022, we announced a partnership with DAVIS Construction on the introduction of CarbonCure, a sustainable concrete component, in the construction of Phase II of our Reston Station development (A/K/A Reston Row District). CarbonCure is clean technology that produces greener concrete by recycling carbon dioxide (CO2) produced during the cement manufacturing process and injecting the recycled CO2 into fresh concrete during mixing. Once injected, the CO2 transforms into a mineral that improves the compressive strength of concrete and captures the recycled CO2 emissions which are never re-released into the atmosphere. Every cubic yard of concrete produced with CarbonCure technology saves an average of 25 pounds of carbon from entering the atmosphere, which will save millions of pounds of CO2 emissions from entering the atmosphere. Furthermore, we intend to engage our supply chain to incorporate sustainable designs, materials, and systems into all ongoing or future developments.
Our transit-oriented developments promote the use of mass transit, ride sharing, and alternate modes of transportation. We continue to expand the availability of electronic vehicle charging stations and bike racks at our properties to promote the reduction of congestion and our overall carbon footprint. In recognition of the positive impacts resulting from Reston Station’s design, the development was awarded the designation of Best Workplaces for Commuters in 2020 and 2021 by the Best Workplaces for Commuters Organization created by the National Center for Transit Research at the Center for Urban Transportation Research.

Social (Human Capital)
We strive to create extraordinary places and provide exceptional experiences in places people live, work, and play. We recognize the vital importance of community engagement in achieving this goal, which is why philanthropic partnerships have always been a key focus. We host a variety of community events in the public spaces we develop, aimed at creating rich and meaningful experiences. We support local organizations through charitable events, including Boys & Girls Club of Greater Washington, Habitat for Humanity, St. Jude Children’s Research Hospital, multiple youth sports organizations and local schools, and others. We partner with Cornerstones, Reston’s leading non-profit dedicated to helping underserved populations, to purchase winter coats for children and contribute meals to those in need. We encourage all employees to participate in charitable efforts in the community by providing paid leave to volunteer and numerous charitable contribution matching opportunities.
A key to our success is our ability to attract and retain a talented workforce that understands the numerous benefits of working in-office rather than remotely. We employ a diverse, multi-generational staff that consisted of 152 full-time and 18 part-time employees as of December 31, 2022. We promote collaboration, support, and innovation, providing all our employees the opportunity to achieve their professional and wellness goals. We continuously strive to diversify our workforce, provide equal access to opportunities to our people, and promote a working environment based on mutual trust, confidence, and respect. Our employees have access to a comprehensive suite of benefits, including, but not limited to: medical, dental, vision, and life insurance options; flexible and health savings accounts; 401k plan matching; and professional development reimbursement. We offer numerous wellness initiatives and training opportunities, including diversity training and a broad suite of e-learning courses.
We have continued to enforce certain protocols and procedures related to the COVID-19 pandemic as needed to ensure the safety, health, and comfort of our employees the communities that we manage. and we remain in compliance with all federal and local ordinances and guidelines.
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
We have established corporate governance guidelines and policies that promote Company values, including a code of conduct as well as a code of ethics. Our information security team deploys an array of cybersecurity capabilities to protect our various business systems and data. We continually invest in protecting against, monitoring, and mitigating risks across the enterprise. We had no material publicly reportable information security incidents in the fiscal year ended December 31, 2022.
Competition
The real estate asset management and services industry is highly competitive. We compete with other businesses in the asset management and real estate-related services businesses on the basis of price, location, experience, service and reputation. Many of these competitors are larger than us, operate on a national or global scale, and some have access to greater technical, marketing and financial resources. These competitors may benefit from lower costs of capital, greater business scale, enhanced operating efficiencies, and greater immunity to localized market downturns due to their broad geographic presence. We also face numerous competitors on a local and regional basis. Certain competitors may also possess greater access to capital, higher risk tolerance, lower return thresholds, or less regulatory restrictions, all which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities than we are willing to.
Technology and Intellectual Property
We utilize our technology infrastructure to facilitate the management of our client’s assets and the marketing of our services. We use media and internet-based marketing platforms primarily in lieu of print advertisements. We believe that the prospective renters will continue to increase their reliance on information available on the internet to help guide their decisions. Accordingly, through our marketing efforts, we will continue to leverage this trend to lower per lease marketing costs while maximizing potential lease transactions.
Our Chief Executive Officer and Chairman of the Board, Christopher Clemente, has licensed his ownership interest in the “Comstock” brand and trademark to us in perpetuity. We have registered our trademarks and routinely take steps, and occasionally take legal action, to protect against brand infringement from third parties. Mr. Clemente has retained the right to continue to use the “Comstock” brand and trademark including for real estate development projects in our current or future markets that are unrelated to the Company but, currently, substantially all of Mr. Clemente’s real estate development business is conducted with Comstock, pursuant to the 2022 AMA.
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
We are also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning protection of the environment. Some of the laws to which we and our properties are subject to may impose requirements concerning development in waters of the United States, including wetlands, the closure of water supply wells, management of asbestos-containing materials, exposure to radon and similar issues. The particular environmental laws that apply to any given real estate asset vary based on several factors, including the environmental conditions related to a particular property and the present and former uses of the property
Additional Information
Comstock Holding Companies, Inc. was incorporated in Delaware in 2004. Our principal executive offices are located at 1900 Reston Metro Plaza, 10th Floor, Reston, VA 20190, and our telephone number is 703-230-1985. Our corporate website address is www.comstock.com.
We maintain an investor relations page on our website where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other required SEC filings may be accessed free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
On November 1, 2020, we executed a new lease to relocate our corporate headquarters to new office space located at 1900 Reston Metro Plaza, Reston, Virginia for a ten-year term from an affiliate partially owned by our Chief Executive Officer. In January 2022, we executed a lease for a remote monitoring center for ParkX, our parking management subsidiary, and in November 2022 we executed a lease to expand our corporate headquarters, bringing the total amount of leased space to 25,630 square feet as of December 31, 2022. We believe our properties are adequately maintained and suitable for our needs and their intended use.
Item 3. Legal Proceedings
Currently, we are not subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions filed against us, it is not anticipated that any such liability will have a material adverse effect on our financial position, operating results, or cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A common stock is traded on The Nasdaq Capital Market under the symbol “CHCI”. As of December 31, 2022, there were 54 registered holders of record of our Class A common stock and 1 holder of our Class B common stock.
We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock during the foreseeable future but intend to retain any earnings for future growth of our business.
We did not repurchase any securities under our share repurchase program or issue any unregistered securities during the year ended December 31, 2022.
Item 6. [RESERVED]
Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2022” and “2021” are referring to the twelve-month period ended December 31 for each of those respective fiscal years. This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
Overview
Comstock is a leading real estate asset manager and developer of mixed-use and transit-oriented properties in the Washington, D.C. region. Since 1985, we have acquired, developed, operated, and sold millions of square feet of residential, commercial, and mixed-use properties. We benefit from our market-leading position in Northern Virginia's Dulles Corridor, one of the nation’s fastest growing real estate markets that is undergoing an urban transformation thanks to the recently completed construction of a Metro commuter rail connecting Dulles International Airport and the surrounding areas to Washington, D.C. and beyond.
Our fee-based, asset-light, and substantially debt-free business model allows us to mitigate many of the risks that are typically associated with real estate development. We provide a broad suite of asset management, property management, development and construction management, and other real estate services to our asset-owning clients, composed primarily of institutional real estate investors, high net worth family offices, and governmental bodies with surplus real estate holdings. Our primary focus is the continued growth of our managed portfolio; however, the fundamental strength of our balance sheet permits us to also explore strategic investment opportunities, typically in the form of a minority capital co-investment in select stabilized assets that complement our existing portfolio.
Our asset management services platform is anchored by a long-term full-service asset management agreement with a Comstock affiliate (the "2022 AMA" - see below for additional details) that extends through 2035 and covers most of the properties we currently manage, including two of the largest transit-oriented, mixed-use developments in the Washington, D.C. area: Reston Station and Loudoun Station.
As a vertically integrated real estate services company, we self-perform all property management activity through three wholly owned operational subsidiaries: CHCI Commercial Management, LC (“CHCI Commercial”); CHCI Residential Management, LC (“CHCI Residential”); and ParkX Management, LC (“ParkX”). All 41 properties included in our managed portfolio have entered into property management agreements with our operational subsidiaries that provide for market-rate fees related to our services, including 10 commercial parking garages owned by unaffiliated parties and managed by ParkX.
We aspire to be among the most admired real estate asset managers, operators, and developers by creating extraordinary places, providing exceptional experiences, and generating excellent results for all stakeholders. Our commitment to this mission drives our ability to expand our managed portfolio of assets, grow revenue, and deliver value to our shareholders.
Recent Developments
CES Divestiture
On March 31, 2022, we completed the sale of Comstock Environmental Services, LLC ("CES"), a wholly owned subsidiary, to August Mack Environmental, Inc. ("August Mack"). This strategic divestiture was based on the continued growth and future prospects of our asset management business. Accordingly, we have reflected CES as a discontinued operation in our consolidated financial statements for all periods presented, and unless otherwise noted, all amounts and disclosures relate solely to our continuing operations. (See Note 3 in the Notes to Consolidated Financial Statements for additional information)
Series C Preferred Stock Redemption and 2022 Asset Management Agreement
On June 13, 2022, we completed two separate significant transactions to further deleverage our balance sheet and enhance our long-term revenue outlook and growth potential. The first one with CP Real Estate Services, LC (“CPRES”), an entity owned by Christopher Clemente, Comstock’s Chief Executive Officer, redeemed all outstanding Series C preferred stock at a significant discount to carrying value. Secondly, we executed a new asset management agreement with Comstock Partners, LC ("CP"), an entity controlled by Mr. Clemente and wholly owned by Mr. Clemente and certain family members, which covers our Anchor Portfolio of assets (the "2022 AMA"). The 2022 AMA increased the base fees we collect, expanded the services that qualify for additional supplemental fees, extended the term through 2035, and most notably introduced a mark-to-market incentive fee based on the imputed profit of Anchor Portfolio assets, generally as each is stabilized and as further specified in the agreement. (See Notes 10 and 14 in the Notes to Consolidated Financial Statements for additional information)
COVID-19 Update
The impact of the COVID-19 pandemic has caused uncertainty and business disruptions to both the real estate market in the greater Washington, D.C. region and the U.S. economy as a whole. While we have not experienced a significant impact on our business resulting from COVID-19 to date, the extent to which it will impact our financial results will depend on future developments, which cannot be predicted. We continue to monitor the ongoing impact of the COVID-19 pandemic, including the potential effects of notable variants of the COVID-19 virus. The health and safety of our employees, customers, and the communities in which we operate remains our top priority. Although the long-term impact of the COVID-19 pandemic remains uncertain, we believe that our business model is well-positioned to withstand any future potential negative impacts from the pandemic.
Outlook
Our management team is committed to executing on the Company's mission to create extraordinary places for people to live, work, and play. We believe that we are properly staffed for current market conditions and have the ability to manage risk while pursuing opportunities for additional growth as opportunities arise. Our real estate asset and property management operations are primarily focused on the greater Washington, D.C. area, where we have operated, developed, and acquired high-quality assets for nearly 40 years, providing us with the leverage needed to capitalize on the region's numerous positive growth trends.

Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Revenue	$39,313	$31,093
Operating costs and expenses:
Cost of revenue	29,371	24,649
Selling, general, and administrative	1,784	1,285
Depreciation and amortization	206	94
Total operating costs and expenses	31,361	26,028
Income (loss) from operations	7,952	5,065
Other income (expense):
Interest expense	(222)	(235)
Gain (loss) on real estate ventures	121	(14)
Other income	2	6
Income (loss) from continuing operations before income tax	7,853	4,822
Provision for (benefit from) income tax	125	(11,217)
Net income (loss) from continuing operations	7,728	16,039
Net income (loss) from discontinued operations, net of tax	(381)	(2,430)
Net income (loss)	$7,347	$13,609
Impact of Series C preferred stock redemption	2,046	—
Net income (loss) attributable to common stockholders	$9,393	$13,609
Comparison of the Years Ended December 31, 2022 and 2021
Revenue
The following table summarizes revenue by line of business (in thousands):

	Year Ended December 31,
	2022		2021		Change
	Amount	%	Amount	%	$	%
Asset management	$26,680	67.9%	$22,539	72.5%	$4,141	18.4%
Property management	9,398	23.9%	6,939	22.3%	2,459	35.4%
Parking management	3,235	8.2%	1,615	5.2%	1,620	100.3%
Total revenue	$39,313	100.0%	$31,093	100.0%	$8,220	26.4%
Revenue increased 26.4% in 2022. The $8.2 million comparative increase was primarily driven by a $3.9 million increase in incentive fees, which were earned pursuant to the terms of the 2022 AMA. Also contributing to the increase was the growth and improved performance of our managed portfolio, which included additional properties in 2022 and produced $2.2 million of additional asset management fees, $0.6 million of additional property management fees, a $1.3 million increase in recorded leasing fees, and a $2.8 million increase in reimbursable staffing charges. These increases were partially offset by a $3.1 million decrease in loan origination fees, primarily related to the 2021 refinancing of the Reston Station office portfolio.

Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Cost of revenue	$29,371	$24,649	$4,722	19.2%
Selling, general, and administrative	1,784	1,285	499	38.8%
Depreciation and amortization	206	94	112	119.1%
Total operating costs and expenses	$31,361	$26,028	$5,333	20.5%
Operating costs and expenses increased 20.5% in 2022. The $5.3 million comparative increase was primarily due to a $5.4 million increase in personnel expenses stemming from increased headcount and employee compensation increases (including bonus expense), partially offset by a $0.9 million decrease in co-broker expenses stemming from the 2021 Reston Station refinancing transaction.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Interest expense	$(222)	$(235)	$13	(5.5)%
Gain (loss) on real estate ventures	121	(14)	135	N/M
Other income	2	6	(4)	(66.7)%
Total other income (expense)	$(99)	$(243)	$144	(59.3)%
Other income (expense) changed by $0.1 million in 2022, primarily driven by primarily driven by higher mark-to-market valuations of the fixed-rate debt associated with our equity method investments in the current period, as well as gains on the performance of our title insurance joint venture with Superior Title Services, Inc., driven by higher volume as compared to the prior period.
Income taxes
Provision for from income tax was $0.1 million in 2022, compared to a tax benefit of $11.2 million in 2021. The significant benefit in 2021 was primarily due to the partial $11.3 million release of a deferred tax asset valuation allowance, which was derived from our ability to consistently deliver positive net income from continuing operations and our expectation that we will continue to generate future taxable income. As of December 31, 2022, we had $131.7 million of net operating loss (“NOL") carryforwards.
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
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2022	2021
Net income (loss) from continuing operations	$7,728	$16,039
Interest expense	222	235
Income taxes	125	(11,217)
Depreciation and amortization	206	94
Stock-based compensation	834	633
(Gain) loss on real estate ventures	(121)	14
Adjusted EBITDA	$8,994	$5,798
Seasonality and Quarterly Fluctuations
None.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of December 31, 2022 were our cash and cash equivalents of $11.7 million and our $10.0 million of available borrowings on our Credit Facility.
Significant factors which could affect future liquidity include the adequacy of available lines of credit, cash flows generated from operating activities, working capital management and investments.
Our primary capital needs are for working capital obligations and other general corporate purposes, including investments and capital expenditures. Our primary sources of working capital are cash from operations and distributions from investments in real estate ventures. We have historically financed our operations with internally generated funds and borrowings from our credit facilities. For additional information, see Note 7 in the Notes to Consolidated Financial Statements.
We believe we currently have adequate liquidity and availability of capital to fund our present operations and meet our commitments on our existing debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Continuing operations
Net cash provided by (used in) operating activities	$8,397	$8,688
Net cash provided by (used in) investing activities	(2,099)	1,276
Net cash provided by (used in) financing activities	(10,068)	(227)
Total net increase (decrease) in cash - continuing operations	(3,770)	9,737
Discontinued operations, net	(331)	(946)
Net increase (decrease) in cash and cash equivalents	$(4,101)	$8,791

Operating Activities
Net cash provided by operating activities decreased by $0.3 million in 2022, primarily driven by a $3.6 million incremental cash outflow stemming from changes to our net working capital, including increased accounts receivable, partially offset by a $3.3 million increase in net income from continuing operations after adjustments for non-cash items that contributed to the comparative increase.
Investing Activities
Net cash provided by (used in) investing activities decreased by $3.4 million in 2022, primarily driven by primarily driven by a $3.3 million decrease in distributions from real estate investments, a $0.4 million increase in fixed and intangible asset purchases, and a $0.7 million decrease in investments in real estate ventures, partially offset by $1.0 million in proceeds received from the CES divestiture.
Financing Activities
Net cash used in financing activities increased by $9.8 million in 2022, primarily driven a $4.0 million cash payment made in connection with the early redemption of our Series C preferred stock and a $5.5 million payment made to satisfy the outstanding balance of our credit facility.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:
•Investments in real estate ventures
•Revenue - Incentive Fees
•Income taxes
Investments in real estate ventures
For investments in real estate ventures that we have elected to report at fair value, we maintain an investment account that is increased or decreased each reporting period by contributions, distributions, and the difference between the fair value of the investment and the carrying value as of the balance sheet date. These fair value adjustments are reflected as gains or losses in our consolidated statements of operations. The fair value of these investments as of the balance sheet date is generally determined using a discounted cash flow analysis, income approach, or sales-comparable approach, depending on the unique characteristics of the real estate venture.
In addition, we perform a two-step analysis to determine if our investments in real estate ventures qualify as a variable interest entity (“VIE”) and need to be consolidated. We first analyze if the entity lacks sufficient equity to finance its activities without additional subordinated financial support or if the equity holders, as a group, lack the characteristics of a controlling financial interest in order to determine VIE qualification. If an entity is determined to be a VIE, we then analyze if it is the primary beneficiary to determine if the entity needs to be included in its consolidated financial results. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the entity. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance, including evaluating the nature of relationships and activities of the parties involved and, where necessary, determining which party within a related-party group is most closely associated with the VIE and would therefore be considered the primary beneficiary. We determine primary beneficiary status of a VIE at the time of investment and perform ongoing reassessments to evaluate whether changes in the entity’s capital structure or changes in the nature of its involvement with the entity result in a change to the VIE designation or a change to its consolidation conclusion.
We have minority voting and economic interests in our investments in real estate ventures and do not control the activities that most significantly impact the economic performance. We have determined we are not the primary beneficiary for any of our investments in real estate ventures and therefore do not include them in our consolidated balance sheets as of December 31, 2022 and 2021.
Revenue - Incentive Fees
Pursuant to the 2022 AMA, we are entitled to earn incentive compensation fees revenue ("Incentive Fees") on certain managed real estate assets if defined triggering events, which are differentiated based on the classification of the assets, are achieved. (See Note 14 for additional information). Incentive Fees are calculated as a percentage of the imputed profit that would be realized upon the hypothetical sale or recapitalization of the asset (or assets) for which triggering event criteria were met. The calculation of imputed profit is based on a fair market value assessment that includes highly variable financial inputs and must also consider macro-economic and environmental factors that may affect fair market value. Due to the subjective and potentially volatile nature of this variable consideration, we only recognize revenue on Incentive Fees for each managed asset when 1) any material uncertainties associated with the valuation of real estate assets that drive Incentive Fees are substantially resolved and 2) it is probable that a significant reversal in the amount of related cumulative Incentive Fee revenue recognized will not occur. As a result, we have only recognized Incentive Fees at or near each asset's respective triggering event (as detailed in the 2022 AMA) when imputed profit could be reasonably calculated and relied upon to not materially change.
For the year ended December 31, 2022, we recognized revenue from Incentive Fees of $3.9 million, stemming from an operating asset triggering event on October 1, 2022 that is the first in series of annual operating asset triggering events that are scheduled each October 1 through 2024.
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
For the years ended December 31, 2022 and 2021, we recorded net decreases to our deferred tax valuation allowance of $1.4 million and $13.0 million, respectively. .
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data

COMSTOCK HOLDING COMPANIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #248).................................................................	F-1
Consolidated Balance Sheets at December 31, 2022 and 2021...........................................................................................	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021..............................................	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021...........	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021.............................................	F-6
Notes to Consolidated Financial Statements........................................................................................................................	F-7

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Comstock Holding Companies, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Comstock Holding Companies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Realizability of Deferred Tax Assets and Valuation Allowance Assessment
As described further in Note 12 to the consolidated financial statements, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. The Company has historically recorded valuation allowances for certain tax attributes and other deferred tax assets. During 2022, after weighing all available positive and negative evidence, the Company released $1.4 million of the valuation allowance as management deemed estimated future taxable income to be sufficient to realize additional deferred tax assets related to tax credit carryforwards and net operating losses.
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
Arlington, Virginia
March 29, 2023

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2022	2021
Current assets:
Cash and cash equivalents	$11,722	$15,823
Accounts receivable, net	504	46
Accounts receivable - related parties	3,291	1,697
Prepaid expenses and other current assets	264	197
Current assets held for sale	—	2,313
Total current assets	15,781	20,076
Fixed assets, net	421	264
Intangible assets	144	—
Leasehold improvements, net	119	—
Investments in real estate ventures	7,013	4,702
Operating lease assets	7,625	7,245
Deferred income taxes, net	11,355	11,300
Other assets	15	15
Total assets	$42,473	$43,602

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$4,959	$3,468
Accounts payable and accrued liabilities	742	783
Current operating lease liabilities	791	616
Current liabilities held for sale	—	1,194
Total current liabilities	6,492	6,061
Credit facility - due to affiliates	—	5,500
Operating lease liabilities	7,127	6,745
Total liabilities	13,619	18,306
Commitments and contingencies (Note 8)
Stockholders' equity:
Series C preferred stock; $0.01 par value; 20,000 shares authorized; none issued or outstanding as of December 31, 2022; 3,441 issued and outstanding as of December 31, 2021	—	6,765
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,337 issued and 9,252 outstanding as of December 31, 2022; 8,102 issued and 8,017 outstanding as of December 31, 2021	93	81
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of December 31, 2022 and 2021	2	2
Additional paid-in capital	201,535	200,617
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(170,114)	(179,507)
Total stockholders' equity	28,854	25,296
Total liabilities and stockholders' equity	$42,473	$43,602

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenue	$39,313	$31,093
Operating costs and expenses:
Cost of revenue	29,371	24,649
Selling, general, and administrative	1,784	1,285
Depreciation and amortization	206	94
Total operating costs and expenses	31,361	26,028
Income (loss) from operations	7,952	5,065
Other income (expense):
Interest expense	(222)	(235)
Gain (loss) on real estate ventures	121	(14)
Other income (expense), net	2	6
Income (loss) from continuing operations before income tax	7,853	4,822
Provision for (benefit from) income tax	125	(11,217)
Net income (loss) from continuing operations	7,728	16,039
Net income (loss) from discontinued operations, net of tax	(381)	(2,430)
Net income (loss)	$7,347	$13,609
Impact of Series C preferred stock redemption	2,046	—
Net income (loss) attributable to common stockholders	$9,393	$13,609

Weighted-average common stock outstanding:
Basic	8,974	8,213
Diluted	9,575	9,095

Net income (loss) per share:
Basic - Continuing operations	$1.09	$1.95
Basic - Discontinued operations	(0.04)	(0.29)
Basic net income (loss) per share	$1.05	$1.66

Diluted - Continuing operations	$1.02	$1.76
Diluted - Discontinued operations	(0.04)	(0.26)
Diluted net income (loss) per share	$0.98	$1.50

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Series C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Balance as of December 31, 2020	3,441	$6,765	7,953	$79	220	$2	$200,147	$(2,662)	$(193,116)	$11,215
Issuance of common stock, net of shares withheld for taxes	—	—	149	2	—	—	(252)	—	—	(250)
Stock-based compensation	—	—	—	—	—	—	722	—	—	722
Net income (loss)	—	—	—	—	—	—	—	—	13,609	13,609
Balance as of December 31, 2021	3,441	$6,765	8,102	$81	220	$2	$200,617	$(2,662)	$(179,507)	$25,296
Issuance of common stock, net of shares withheld for taxes	—	—	235	2	—	—	(570)	—	—	(568)
Redemption of Series C preferred stock	(3,441)	(6,765)	1,000	10	—	—	709	—	2,046	(4,000)
Stock-based compensation	—	—	—	—	—	—	779	—	—	779
Net income (loss)	—	—	—	—	—	—	—	—	7,347	7,347
Balance as of December 31, 2022	—	$—	9,337	$93	220	$2	$201,535	$(2,662)	$(170,114)	$28,854

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021
Operating Activities - Continuing Operations
Net income (loss) from continuing operations	$7,728	$16,039
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	206	94
Stock-based compensation	834	633
(Gain) loss on real estate ventures	(121)	14
Distributions from real estate ventures	162	—
Deferred income taxes	(55)	(11,300)
Changes in operating assets and liabilities:
Accounts receivable	(1,932)	1,886
Prepaid expenses and other current assets	(67)	(11)
Accrued personnel costs	1,491	1,135
Accounts payable and accrued liabilities	(41)	(41)
Other assets and liabilities	192	239
Net cash provided by (used in) operating activities	8,397	8,688

Investing Activities - Continuing Operations
Investments in real estate ventures	(2,709)	(2,058)
Proceeds from sale of CES	1,016	—
Distributions from real estate ventures	220	3,522
Purchase of fixed assets/leasehold improvements/intangibles	(626)	(188)
Net cash provided by (used in) investing activities	(2,099)	1,276

Financing Activities - Continuing Operations
Payments under credit facility - due to affiliates	(5,500)	—
Loan proceeds	—	121
Loan payments	—	(126)
Redemption of Series C preferred stock	(4,000)	—
Payment of taxes related to the net share settlement of equity awards	(568)	(222)
Net cash provided by (used in) financing activities	(10,068)	(227)

Discontinued Operations
Operating cash flows, net	(305)	(881)
Investing cash flows, net	—	(36)
Financing cash flows, net	(26)	(29)
Net cash provided by (used in) discontinued operations	(331)	(946)

Net increase (decrease) in cash and cash equivalents	(4,101)	8,791
Cash and cash equivalents, beginning of period	15,823	7,032
Cash and cash equivalents, end of period	$11,722	$15,823

Supplemental Cash Flow Information
Cash paid for interest	$222	$234
Cash paid for income tax, net	92	$8

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Series A common stock to redeem Series C preferred stock	$4,230	$—
Right of use assets and lease liabilities at commencement	1,224	—
Accrued liability settled through issuance of common stock	—	28
See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except per share data or otherwise indicated)
1. Company Overview
Comstock Holding Companies, Inc. ("Comstock" or the "Company"), founded in 1985 and incorporated in the state of Delaware in 2004, is a leading real estate asset manager and developer of mixed-use and transit-oriented properties in the Washington, D.C. region.
On March 31, 2022, the Company completed the sale of Comstock Environmental Services, LLC ("CES"), a wholly owned subsidiary, to August Mack Environmental, Inc. ("August Mack") for approximately $1.4 million of total consideration. (See Note 3 for additional information).
On June 13, 2022, the Company completed two separate significant transactions to further deleverage its balance sheet and enhance its long-term revenue outlook and growth potential. The first one with CP Real Estate Services, LC (“CPRES”), an entity owned by Christopher Clemente, Comstock’s Chief Executive Officer, redeemed all outstanding Series C preferred stock at a significant discount to carrying value. Secondly, the Company executed a new asset management agreement with Comstock Partners, LC ("CP"), an entity controlled by Mr. Clemente and wholly owned by Mr. Clemente and certain family members, which covers its Anchor Portfolio of assets (the "2022 AMA"). (See Notes 10 and 14 for additional information).
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
The Company has reflected CES as a discontinued operation in its consolidated statements of operations for all periods presented. Unless otherwise noted, all amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations. (See Note 3 for additional information).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant items subject to such estimates, include, but are not limited to, the valuation of equity method investments, incentive fee revenue recognition, and the valuation of deferred tax assets. Assumptions made in the development of these estimates contemplate both the macroeconomic landscape and the Company's anticipated results, however actual results may differ materially from these estimates.
Fiscal Year
Comstock uses a fiscal reporting calendar which begins on January 1 and ends on December 31. The fiscal years presented are the years ended December 31, 2022 (“2022”) and December 31, 2021 (“2021”). Each of the Company’s fiscal quarters ends on the last day of the calendar month.
Segment Information
Operating segments are defined as components of a business that can earn revenue and incur expenses for which discrete financial information is evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to decide how to allocate resources and assess performance.
Prior to June 30, 2021, the Company operated its business through two segments: Asset Management and Real Estate Services. Given the classification of CES as a discontinued operation, the Company now manages its business as one reportable operating segment.

Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.
Accounts Receivable
Accounts receivable are recorded at the amount invoiced. The Company records an allowance for doubtful accounts on an as-needed basis to reduce the trade accounts receivables balance by the estimated amounts that may become uncollectible in the future. The allowance for doubtful accounts estimate is based on the accounts receivable aging report, historical collection experience, and the payee's general financial condition. The Company does not record an allowance for doubtful accounts on accounts receivable from related parties due to the nature of the receivables and collection history. As of December 31, 2022, the Company's allowance for doubtful accounts was $0.1 million.
Concentrations of Credit Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable from related parties. The Company maintains cash and cash equivalents in financial institutions that management believes to be financially sound and with minimal credit risk. At times the Company's deposits exceed federally insured limits, however management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institutions in which the deposits are held. The Company does a significant amount of business with related parties, demonstrated by related parties accounting for 98.5% of its consolidated revenue and 86.7% of its accounts receivable in 2022. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of its related party entities.
Investments in Real Estate Ventures
The Company invests in certain real estate ventures that qualify for equity method accounting treatment. Based on elections made at the investment date, the Company has elected to record certain equity method investments at fair value. With this treatment, investments are recorded at fair value on the consolidated balance sheets and subsequently remeasured at each reporting period. The fair value of these investments as of the balance sheet date is generally determined using a discounted cash flow analysis, income approach, or sales-comparable approach, depending on the unique characteristics of the real estate venture. Assumptions about the discount rate are based on a weighted average cost of capital built up from various interest rate components applicable to the Company. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. Market multiples are derived from recent transactions among comparable real estate properties of similar size, construct, and location. The net change in the fair value of the investments is recorded on the consolidated statements of operations as other income (expense).

In addition, the Company performs an analysis on its investments in real estate ventures to determine if they qualify as a variable interest entity (“VIE”). For an entity in which we have acquired an interest, the entity will be considered a VIE if either of the following characteristics are met: (i) the entity lacks sufficient equity to finance its activities without additional subordinated financial support, or (ii) equity holders, as a group, lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company then determines if it is the primary beneficiary to determine if the entity needs to be included in its consolidated financial results. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the entity. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance, including evaluating the nature of relationships and activities of the parties involved and, where necessary, determining which party within a related-party group is most closely associated with the VIE and would therefore be considered the primary beneficiary. The Company determines primary beneficiary status of a VIE at the time of investment and performs ongoing reassessments to evaluate whether changes in the entity’s capital structure or changes in the nature of its involvement with the entity result in a change to the VIE designation or a change to its consolidation conclusion. (See Note 5 for additional information)
Fixed Assets
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
Goodwill and Intangible Assets
On an annual basis, and at interim periods when circumstances require, the Company tests the recoverability of any goodwill and intangible assets balances that exist at that time and reviews for indicators of impairment. The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. To test for the recoverability of goodwill and indefinite-lived intangible assets, the Company first performs a qualitative assessment based on economic, industry and company-specific factors for all or selected reporting units to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill or indefinite-lived intangible asset is impaired. Based on the results of the qualitative assessment, two additional steps in the impairment assessment may be required. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss on a relative fair value basis, if any.
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

The Company's leases generally do not include an implicit rate; therefore, an incremental borrowing rate is used that is based on information available at the lease commencement date in determining the present value of future minimum lease payments. The Company typically looks to the floating rate of interest charged under the Company's existing credit facility at the time of lease commencement when determining the incremental borrowing rate.
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
Incentive Fees
Pursuant to the 2022 AMA, incentive compensation fees revenue ("Incentive Fees") may be earned on certain managed real estate assets if defined triggering events, which are differentiated based on the classification of the assets, are achieved. (See Note 14 for additional information)
Incentive Fees are calculated as a percentage of the imputed profit that would be realized upon the hypothetical sale or recapitalization of the asset (or assets) for which triggering event criteria were met. The calculation of imputed profit is based on a fair market value assessment that includes highly variable financial inputs and must also consider macro-economic and environmental factors that may affect fair market value. Due to the subjective and potentially volatile nature of this variable consideration, revenue is only recognized on Incentive Fees for each managed asset when 1) any material uncertainties associated with the valuation of real estate assets that drive Incentive Fees are substantially resolved and 2) it is probable that a significant reversal in the amount of related cumulative Incentive Fee revenue recognized will not occur. As a result, the Company has only recognized Incentive Fees at or near each asset's respective triggering event (as detailed in the 2022 AMA) when imputed profit can be reasonably calculated and relied upon to not materially change.
Cost of Revenue
Cost of revenue is composed primarily of employment expenses for personnel dedicated to providing services to the Anchor Portfolio as well as the costs and expenses of the Company related to maintaining the public listing of its shares and complying with related regulatory and reporting obligations pursuant to the 2022 AMA. It also includes payroll and other reimbursable expenses incurred under the Company's various property management agreements.
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
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC 740. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We provide a valuation allowance when we consider it “more likely than not” (greater than 50% probability) that a deferred income tax asset will not be fully recovered. Adjustments to the valuation allowance are a component of the deferred income tax expense or benefit in the consolidated statements of operations.
For interim periods, an income tax provision (benefit) is recognized based on the estimated annual effective tax rate expected for the entire fiscal year. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in permanent differences, and excludes certain discrete items whose tax effect, when material, is recognized in the interim period in which they occur. These changes in permanent differences and discrete items result in variances to the effective tax rate from period to period. Impacts from significant pre-tax, non-recognized subsequent events are excluded from the interim estimated annual effective rate until the period in which they occur.
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents or any impacts from Preferred Stock activity. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock unit awards. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the fully diluted weighted-average number of common shares outstanding during the period. The diluted weighted-average common shares outstanding amount includes the impact of common share equivalents, which are the incremental shares of common stock that would be issuable upon the hypothetical exercise of stock options and vesting of restricted stock unit awards. The common stock equivalents are calculated using the treasury stock method and average market prices during the periods, and are included in the diluted net income (loss) per share calculation unless their inclusion would be anti-dilutive.
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
3. Discontinued Operations
On March 31, 2022, the Company completed the sale of CES to August Mack in accordance with the Asset Purchase Agreement for approximately $1.4 million of total consideration, composed of $1.0 million in cash and $0.4 million of cash held in escrow that is subject to net working capital and other adjustments. The Company executed this divestiture to enhance its focus and pursue continued growth initiatives for its core asset management business.
The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021
Revenue	$1,460	$7,400
Cost of revenue	(1,562)	(5,571)
Selling, general, and administrative	(403)	(2,417)
Depreciation and amortization	—	(60)
Other income (expense)	87	(103)
Goodwill impairment	—	(1,702)
Pre-tax income (loss) from discontinued operations	(418)	(2,453)
Provision for (benefit from) income tax	(37)	(23)
Net income (loss) from discontinued operations	$(381)	$(2,430)
The Company recognized a net loss of $0.2 million on the divestiture of CES, calculated by comparing the final adjusted purchase price to the carrying value of the net assets sold in the transaction as of March 31, 2022. These amounts reflect the finalized transaction costs and net working capital adjustments. The cumulative goodwill impairment charge in 2021 was a result of the Company performing the quantitative two-step impairment test and determining that the carrying value of CES significantly exceeded its fair value at the time of measurement, which was estimated using Level 1 inputs.
The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that were classified as held for sale in the consolidated balance sheet as of December 31, 2021 (in thousands):

Carrying amounts of major classes of assets held for sale:
Accounts receivable	$2,075
Prepaid expenses and other current assets	129
Total current assets	2,204
Fixed assets, net	106
Intangible assets, net	3
Total assets	$2,313

Carrying amounts of major classes of liabilities held for sale:
Accrued personnel costs	$153
Accounts payable and accrued liabilities	1,015
Loans payable	26
Total liabilities	$1,194
4. Fixed Assets & Intangible Assets
The following table provides a detailed breakout of fixed assets, by type (in thousands):

	December 31,
	2022	2021
Computer equipment and capitalized software	$538	$1,106
Furniture and fixtures	80	77
Office equipment	60	46
Vehicles	83	46
Total fixed assets	761	1,275
Accumulated depreciation	(340)	(1,011)
Total fixed assets, net	$421	$264
Depreciation expense for the years ended December 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively.
On May 6, 2022, the Company purchased the rights to the www.comstock.com domain name for $0.1 million. The Company has recorded the domain name purchase as an indefinite-lived intangible asset on its consolidated balance sheets that will be tested annually for impairment.
5. Investments in Real Estate Ventures
The Company's unconsolidated investments in real estate ventures are recorded on the consolidated balance sheets at fair value. The following table summarizes these investments (in thousands):

	December 31,
Description	2022	2021
Investors X	$1,369	$1,484
The Hartford	953	1,211
BLVD Forty Four	2,135	2,007
BLVD Ansel	2,556	—
Total	$7,013	$4,702
The Company’s maximum loss exposure on each of its unconsolidated investments in real estate ventures is equal to the carrying amount of the investment. Additional details on each investment are as follows:

Investors X
On April 30, 2019, the Company entered into a master transfer agreement with CPRES which entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of December 31, 2022, the residual cash flow primarily relates to anticipated proceeds from the sale of rezoned residential lots and returns of cash securing outstanding letters of credit and cash collateral posted for land development bonds covering work performed by subsidiaries owned by Investors X. The cash will be released as bond release work associated with these projects is completed. (See Note 14 for additional information).
The Hartford
In December 2019, the Company entered into a joint venture with CP to acquire a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use Leadership in Energy and Environmental Design (“LEED”) GOLD building is being leased to multiple high-quality tenants. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in the Hartford Building and secured a $87.0 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property. Fair value is determined using an income approach and sales comparable approach models. As of December 31, 2022, the Company’s ownership interest in the Hartford was 2.5%. (See Note 14 for additional information).
BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was built in 2015, which we rebranded as BLVD Forty Four. Located one block from the Rockville Station on Metro's Red Line and in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market rate fees. Fair value is determined using an income approach and sales comparable approach models. As of December 31, 2022, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 14 for additional information).
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail space, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company will also provide asset, residential, retail and parking property management services for the property in exchange for market rate fees. Fair value is determined using an income approach and sales comparable approach models. As of December 31, 2022, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 14 for additional information).
The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2020	$6,307
Investments	2,058
Distributions	(3,522)
Change in fair value	(141)
Balance as of December 31, 2021	$4,702
Investments	2,709
Distributions	(382)
Change in fair value	(16)
Balance as of December 31, 2022	$7,013

Other Investments
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations, and were $0.1 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.
The following tables summarize the combined financial information for our unconsolidated investments in real estate ventures accounted for at fair value or under the equity method (in thousands):

	Year Ended December 31,
Combined Statements of Operations:	2022	2021
Revenue	$20,825	$17,670
Operating income (loss)	11,550	8,878
Net income (loss)	$(7,360)	(316)
6. Leases
The Company has operating leases for office space leased in various buildings for its own use. The Company's leases have remaining terms ranging from 5 to 10 years. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants. Lease costs related to the Company's operating leases are primarily reflected in "cost of revenue" in the consolidated statements of operations, as they are a reimbursable cost under the Company's respective asset management agreements. (See Note 14 for additional information).
The following table summarizes operating lease costs, by type (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease costs
Fixed lease costs	$1,045	$994
Variable lease costs	361	318
Total operating lease costs	$1,406	$1,312
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for lease liabilities:
Operating cash flows from operating leases	$1,350	$1,213
As of December 31, 2022 the Company's operating leases had a weighted-average remaining lease term of 7.75 years and a weighted-average discount rate of 4.25%.

The following table summarizes future lease liability payments (in thousands):

Year Ending December 31,	Operating Leases
2023	$1,141
2024	1,167
2025	1,194
2026	1,222
2027	1,204
Thereafter	3,568
Total future lease payments	9,496
Imputed interest	(1,578)
Total lease liabilities	$7,918
The Company does not have any lease liabilities which have not yet commenced as of December 31, 2022.
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
On September 30, 2022, the Company paid down its $5.5 million outstanding principal balance on the Credit Facility in full. As of December 31, 2022, the Credit Facility remained available for use and the Company had no outstanding debt or financing arrangements for which future payments are due.
8. Commitments and Contingencies
The Company maintains certain non-cancelable operating leases that contain various renewal options. (See Note 6 for additional information)
The Company is subject to litigation from time to time in the ordinary course of business; however, the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position, or liquidity. The Company records a contingent liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated; however, the Company is not aware of any reasonably possible losses that would have a material impact on its results of operations, financial position, or liquidity. The Company expenses legal defense costs as they are incurred.
9. Fair Value Disclosures
As of December 31, 2022, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximated fair value because of the short-term nature of these instruments.
As of December 31, 2022, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). (See Note 5 for additional information)
The Company may also value its non-financial assets and liabilities, including items such as long-lived assets, at fair value on a non-recurring basis if it is determined that impairment has occurred. Such fair value measurements typically use significant unobservable inputs (Level 3), unless a quoted market price (Level 1) or quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or amounts derived from valuation models (Level 2) are available.
10. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. As of December 31, 2022, the Company had not declared any dividends.
Preferred Stock
The Company's certificate of incorporation authorizes the issuance of Series C non-convertible preferred stock with a par value of $0.01 per share. Series C Preferred Stock has a discretionary, non-cumulative, dividend feature and is redeemable by holders in the event of liquidation or change in control of the Company.
On June 13, 2022, the Company entered into a Share Exchange and Purchase Agreement ("SEPA") with CPRES, pursuant to which the Company acquired from CPRES all outstanding shares of its non-convertible and non-redeemable Series C preferred stock for (i) 1.0 million shares of the Company’s Class A common stock, valued at the consolidated closing bid price of the Class A shares on Nasdaq on the business day immediately preceding the entry into the SEPA and (ii) $4.0 million in cash. The SEPA was unanimously approved by the independent directors of the Company. Upon completion of the transaction, all of the shares of Series C preferred stock were immediately cancelled and fully retired.
At the time of the transaction, the total carrying value of the Series C preferred stock (including the related additional paid-in capital) was $10.3 million. The share exchange was accounted for as a redemption; therefore, the $2.0 million difference between the carrying value and the $8.3 million fair value of the consideration paid upon redemption was added to net income to arrive at income attributable to common stockholders and calculate net income (loss) per share. (See Note 13 for additional information)
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of December 31, 2022, there were 1.6 million shares of Class A common stock available for issuance under the 2019 Plan.
During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $0.8 million and $0.6 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of December 31, 2022, there was $0.7 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 2.84 years.
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

The following table summarizes all restricted stock unit activity (in thousands, except per share data):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	847	$2.28
Granted	219	4.63
Released	(223)	2.64
Canceled/Forfeited	(141)	2.51
Balance as of December 31, 2022	702	$2.95
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	397	$2.89	5.7	$998
Granted	—	—
Exercised	(203)	3.14
Canceled/Forfeited	(3)	2.24
Expired	(60)	3.97
Balance as of December 31, 2022	131	$4.08	4.4	$172
Exercisable as of December 31, 2022	125	$4.18	3.2	$158
The Company granted no stock options during the years ended December 31, 2022 and 2021. The total grant date fair value of stock options vested and total intrinsic value of stock options exercised for the years ended December 31, 2022 and 2021 were immaterial.
11. Revenue
All the Company's revenue was for the years ended December 31, 2022 and 2021 was generated in the United States. The following tables summarize the Company’s revenue by line of business, customer type, and contract type (in thousands):

	Year Ended December 31,
	2022	2021
Revenue by Line of Business
Asset management	$26,680	$22,539
Property management	9,398	6,939
Parking management	3,235	1,615
Total revenue	$39,313	$31,093

	Year Ended December 31,
	2022	2021
Revenue by Customer Type
Related party	$38,719	$30,887
Commercial	594	206
Total revenue	$39,313	$31,093

	Year Ended December 31,
	2022	2021
Revenue by Contract Type[1]
Fixed-price	$7,048	$7,626
Cost-plus	22,652	16,729
Variable	9,613	6,738
Total revenue	$39,313	$31,093
1 Certain contracts contain multiple revenue streams with characteristics that lend to classification in more than one category
For the year ended December 31, 2022, the Company recognized revenue from Incentive Fees of $3.9 million, stemming from an operating asset triggering event on October 1, 2022. This operating asset triggering event was the first in series of annual operating asset triggering events that are scheduled each October 1 through 2024. All Incentive Fees recognized in the current period are related to services performed in prior periods for which revenue recognition criteria were previously constrained. There was no Incentive Fee revenue recognized for the year ended December 31, 2021.
12. Income Tax
The following table summarizes the components of the provision for (benefit from) income tax (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	180	104
Total current taxes	180	104

Deferred:
Federal	1,281	358
State	(195)	1,302
Total deferred taxes	1,086	1,660

Other:
Valuation allowance	(1,141)	(12,981)

Provision for (benefit from) income taxes	$125	$(11,217)
The following table presents a reconciliation the statutory federal income tax rate to the Company's effective income tax rate:

	Year Ended December 31,
	2022	2021
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	5.67%	5.17%
Permanent differences	(2.40)%	(1.08)%
Return to provision	0.00%	0.00%
Change in valuation allowance	(14.54)%	(266.00)%
Change in state tax rate	(5.70)%	(0.26)%
Other	(2.45)%	8.55%
Effective tax rate	1.59%	(232.62)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to 2021, the Company had recorded valuation allowances for certain tax attributes and deferred tax assets due the existence of sufficient uncertainty regarding the future realization of those deferred tax assets through future taxable income. In June 2021, based on financial performance trends and forecasts of future operating results, the Company determined that it was more likely than not that a portion of the deferred tax assets related to its net operating loss ("NOL") carryforwards would be utilized in future periods. As a result, the Company recorded an $11.3 million income tax benefit in the second quarter of 2021 that represented a partial release of its valuation allowance. For the years ended December 31, 2022 and 2021, the Company recorded net decreases to its valuation allowance of $1.4 million and $13.0 million, respectively. If, in the future, the Company believes that it is more likely than not that the rest of the deferred tax benefits will be realized, the full valuation allowance will be reversed. Conversely, if future results of operations are lower than currently forecasted, the Company may need to re-establish a valuation allowance accordingly.
The following table summarizes the components of the Company's deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss and tax credit carryforwards	$33,532	$34,773
Stock-based compensation	481	485
Investments in affiliates	1,237	1,335
Right of use lease liability	2,017	1,935
Bonus accrual	1,246	917
Goodwill amortization	(1)	362
Valuation allowance	(25,214)	(26,599)
Total deferred tax assets	13,298	13,208

Deferred tax liabilities:
Right of use lease asset	(1,943)	(1,904)
Depreciation and amortization	—	(4)
Total deferred tax liabilities	(1,943)	(1,908)

Net deferred income tax assets (liabilities)	$11,355	$11,300
As of December 31, 2022, the Company had $131.7 million of net operating loss (“NOL") carryforwards. These NOLs, if unused, will begin expiring in 2028. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, the Company has adopted a Section 382 rights agreement that is scheduled to expire on March 27, 2025. The Section 382 rights agreement helps to reduce the likelihood of an unintended “ownership change”, thus preserving the value of these future tax benefits. We estimate that as of December 31, 2022, the three-year cumulative shift in ownership of the Company’s stock had not triggered a limitation in the use of our NOL asset.

As of December 31, 2022, there were no uncertain tax positions that, if recognized, would affect the Company's effective tax rate. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. All of our income tax returns remain subject to examination by federal and state tax authorities due to the availability of our NOL carryforwards.
13. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net income (loss) from continuing operations - Basic and Diluted	$7,728	$16,039
Impact of Series C preferred stock redemption	2,046	—
Net income (loss) from continuing operations attributable to common stockholders - Basic and Diluted	9,774	16,039
Net income (loss) from discontinued operations - Basic and Diluted	(381)	(2,430)
Net income (loss) attributable to common shareholders - Basic and Diluted	$9,393	$13,609

Denominator:
Weighted-average common shares outstanding - Basic	8,974	8,213
Effect of common share equivalents	601	882
Weighted-average common shares outstanding - Diluted	9,575	9,095

Net income (loss) per share:
Basic - Continuing operations	$1.09	$1.95
Basic - Discontinued operations	(0.04)	(0.29)
Basic net income (loss) per share	$1.05	$1.66

Diluted - Continuing operations	$1.02	$1.76
Diluted - Discontinued operations	(0.04)	(0.26)
Diluted net income (loss) per share	$0.98	$1.50
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021
Restricted stock units	—	—
Stock options	31	40
Warrants	89	64
14. Related Party Transactions
On June 13, 2022, CHCI Asset Management, L.C. (“CAM”), an entity wholly owned by the Company, entered into a new master asset management agreement with CP to manage and administer CP’s commercial real estate portfolio (the "Anchor Portfolio") and the day to-day operations of CP and its subsidiaries (the “2022 AMA”). This agreement superseded in its entirety the previous asset management agreement between CAM and CPRES dated April 30, 2019 (the “2019 AMA”). The 2022 AMA increased the base fees collected, expanded the services that qualify for additional supplemental fees, extended the term through 2035, and most notably introduced a mark-to-market incentive fee based on the imputed profit of Anchor Portfolio assets, generally as each is stabilized and as further specified in the agreement. Entry into the 2022 AMA was unanimously approved by the independent directors of the Company.
Consistent with the structure of the 2019 AMA, the 2022 AMA engages CAM to provide investment advisory, development, and asset management services necessary to build out, stabilize, and manage assets in the Anchor Portfolio, which currently consists primarily of two of the larger transit-oriented, mixed-use developments in the Washington D.C. area (Reston Station and Loudoun Station) that are owned by CP Entities and ultimately controlled by Mr. Clemente.

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
	Investment Origination Fee	1% of raised capital	1% of raised capital
	Leasing Fee	$1/per sqft. for new leases and $0.50/ per sqft. for lease renewals	$1/ per sqft. for new leases and $0.50/ per sqft. for lease renewals
	Loan Origination Fee	1% of any Financing Transaction or other commercially reasonable and mutually agreed upon fee	1% of any Financing Transaction or other commercially reasonable and mutually agreed upon fee

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
Lease Procurement Agreements
The Company has lease procurement agreements with properties owned by CP Entities under which the Company receives certain finders fees in connection with the procurement of new leases for such properties where an external broker is not engaged on behalf of the CP Entities. Such leasing fees are supplemental to the fees generated from the Company's management agreements referenced above and are generally 1-2% of the future lease payments to be received by the CP Entity from the executed lease.
Business Management Agreements
On April 30, 2019, CAM entered into a Business Management Agreement with Investors X, whereby CAM provides Investors X with asset and professional services related to the wind down of the Company’s divested homebuilding operations and the continuation of services related to the Company’s divested land development activities. The aggregate fee payable to CAM from Investors X under the Business Management Agreement is $0.9 million payable in 15 quarterly installments of $0.1 million each and ending on December 31, 2022. The Company considers Investors X to be a variable interest entity over which it does not have the power to direct activities that most significantly impact economic performance, therefore it is not the primary beneficiary of Investors X and does not have to consolidate the entity into its financial results. (See Note 5 for additional information).
On July 1, 2019, CAM entered into a Business Management Agreement (the “BC Management Agreement”) with CPRES, whereby CAM provides CPRES with professional management and consultation services, including, without limitation, consultation on land development and real estate transactions, for a residential community located in Monteverde, Florida. The BC Management Agreement is structured in successive renewable one-year terms. The BC Management Agreement provides that CPRES will pay CAM an annual management fee equal to $0.3 million, payable in equal monthly installments during the term commencing on July 1, 2019, and will reimburse CAM for certain expenses.
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
In February 2020, the Company, CP and DWF VI 3101 Wilson Member, LLC (“DWF”), an unaffiliated, third party, equity investor in the Hartford, entered into a limited liability company agreement (the “DWC Operating Agreement”) to form DWC 3101 Wilson Venture, LLC (“DWC”) to, among other things, acquire, own and hold all interests in the Hartford. In furtherance thereof, on February 7, 2020, the Original Operating Agreement was amended and restated (the “A&R Operating Agreement”) to memorialize the Company’s and CP’s assignment of 100% of its membership interests in the Hartford to DWC. As a result thereof, DWC is the sole member of the Hartford Owner. The Company and CP, respectively, hold minority membership interests in, and DWF holds the majority membership interest in, DWC. (See Note 5 for additional information).
BLVD Forty Four/BLVD Ansel
In October 2021 and March 2022, the Company entered into joint ventures with CP to acquire BLVD Forty Four and BLVD Ansel, respectively, two adjacent mixed-use luxury high-rise apartment buildings located near the Rockville Metro Station in Montgomery County, Md. The Company considers BLVD Forty Four and BLVD Ansel to be variable interest entities upon which it exercises significant influence; however, considering key factors such as the Company’s ownership interest, participation in policy-making decisions, and oversight of management services by majority equity holders, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Given that the Company is not the entity most closely associated with the properties, it concluded that it is not the primary beneficiary and does not have a controlling financial interest in either property . (See Note 5 for additional information).
Corporate Leases
On November 1, 2020, the Company relocated its corporate headquarters to a new office space pursuant to a ten-year lease agreement with an affiliate controlled and owned by Christopher Clemente, its Chief Executive Officer, and his family as landlords. On November 1, 2022 the Company executed a 3,778 square foot lease expansion agreement with terms that align with the original agreement. (See Note 6 for additional information).
On January 1, 2022, ParkX Management, LC, a subsidiary of the Company, entered into a five-year lease agreement for its parking operations monitoring center with an affiliate controlled and owned by Christopher Clemente, its Chief Executive Officer, and his family as landlords. (See Note 6 for additional information).
Series C Preferred Stock Redemption
On June 13, 2022, the Company entered into the SEPA with CPRES, pursuant to which the Company acquired from CPRES all outstanding shares of its non-convertible and non-redeemable Series C preferred stock. (See Note 10 for additional information)
15. Employee Benefit Plans
The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 90% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 3% of participant contributions limited to 3% of a participant’s gross compensation (maximum Company match is 4%). The combined total expense for this plan was $0.5 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Limitations on the Effectiveness of Controls
We do not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only assurance, at the reasonable assurance level, that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Changes in Internal Control Over Financial Reporting
No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The certifications of our principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act are filed with this Annual Report on Form 10-K as Exhibits 31.1 and 31.2. The certifications of our principal executive officer and principal financial officer pursuant to 18 U.S.C.1350 are furnished with this Annual Report on Form 10-K as Exhibit 32.1.
Item 9B. Other Information
None.

PART III

The information required by Items 10 through 14 of this section is incorporated herein by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the close of our fiscal year-end. These items include:

•Item 10. Directors, Executive Officers and Corporate Governance
•Item 11. Executive Compensation
•Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
•Item 13. Certain Relationships and Related Transactions, and Director Independence
•Item 14. Principal Accountant Fees and Services

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
See Index to Consolidated Financial Statements in Part II, Item 8 of this report.
2.Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	November 16, 2015

3.2	Amended and Restated Bylaws	10-K	3.2	March 31, 2005

3.3	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017	8-K	3.1	March 28, 2017

3.4	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.2	February 19, 2019

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc.	8-K	3.1	February 19, 2019

4.1	Specimen Stock Certificate	S-1	4.1	August 13, 2004

4.2	Description of Capital Stock	10-K	4.2	March 31, 2022

10.1	Form of Indemnification Agreement	S-1/A	10.10	December 7, 2004

10.2+	2004 Long-Term Incentive Compensation Plan	S-1/A	10.12	December 7, 2004

10.3+	Form of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan	S-1/A	10.13	December 7, 2004

10.4	Trademark License Agreement	S-1/A	10.23	December 7, 2004

10.5	Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C.	10-K	10.91	April 14, 2015

10.6	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer & Trust Company, LLC dated March 27, 2015	8-K	4.1	March 27, 2015

10.7	Form of Subscription Agreement and Operating Agreement dated August 15, 2016, between Comstock Investors X, L.C. and [-], with accompanying Schedule A identifying subscribers	10-Q	10.99	November 14, 2016

10.8	Amendment to the Operating Agreement, dated October 13, 2017, between Comstock Investors X, L.C. and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-Q	10.62	November 16, 2017

10.9+	Comstock Holding Companies, Inc. 2019 Omnibus Incentive Plan	DEF 14A	Annex B	January 22, 2019

10.10+	Form of Time-Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan	10-K	10.26	April 15, 2020

10.11+	Form of Performance Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan	10-K	10.27	April 15, 2020

10.12	Revolving Capital Line of Credit Agreement dated March 19, 2020, Comstock Holding Companies, Inc. and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-Q	10.29	May 28, 2020

10.13	Promissory Note dated March 27, 2020, between Comstock Holding Companies, Inc. and CP Real Estate Services, LC (formerly Comstock Development Services, LC )	10-Q	10.30	May 28, 2020

10.14+	Amended and Restated Employment Agreement dated April 27, 2020, between Comstock Holding Companies, Inc. and Christopher Clemente	10-Q	10.2	August 14, 2020

10.15	Amended and Restated Limited Liability Company Agreement of Comstock 3101 Wilson, LC dated February 7, 2020	10-Q	10.3	August 14, 2020

10.16	Deed of Lease dated November 1, 2020, between CRS Plaza I, LC and Comstock Holding Companies, Inc.	10-K	10.32	March 31, 2021

10.17	Business Management Agreement dated July 1, 2019 by and between CHCI Asset Management, L.C. (formerly CDS Asset Management, L.C) and CP Real Estate Services, LC (formerly Comstock Development Services, LC )	10-K	10.22	March 31, 2022

10.18	Operating Agreement of Comstock 44 Maryland, L C dated October 20, 2021.	10-K	10.30	March 31, 2022

10.19+	Consultant Agreement dated November 3, 2021 by and between Comstock Holding Companies, Inc. and Ivy Zelman.	10-K	10.31	March 31, 2022

10.20	Deed of Lease dated January 1, 2022 by and between Comstock Reston Station Holdings, LC and ParkX Management, LC	10-Q	10.1	May 16, 2022

10.21	Limited Liability Company Operating Agreement of Comstock 33 Monroe Holdings, LC dated March 21, 2022	10-Q	10.2	May 16, 2022

10.22	Asset Purchase Agreement dated March 31, 2022 among Comstock Holding Companies, Inc., Comstock Environmental Services, LLC and August Mack Environmental, Inc.	10-Q	10.3	May 16, 2022

10.23	Master Asset Management Agreement between Comstock Partners, LC and CHCI Asset Management, LC, dated June 13, 2022	10-Q	10.1	August 15, 2022

10.24	Share Exchange and Purchase Agreement between Comstock Holding Companies, Inc. and CP Real Estate Services, L.C., dated June 13, 2022	10-Q	10.2	August 15, 2022

14.1	Code of Ethics	10-K	14.1	March 31, 2005

21.1*	List of subsidiaries

23.1*	Consent of Grant Thornton, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
+ Management contracts, compensatory plans, or arrangements
Item 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: March 29, 2023	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and	March 29, 2023
Christopher Clemente	Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER GUTHRIE	Chief Financial Officer	March 29, 2023
Christopher Guthrie	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID M. GUERNSEY	Director	March 29, 2023
David M. Guernsey

/s/ THOMAS J. HOLLY	Director	March 29, 2023
Thomas J. Holly

/s/ JAMES A. MACCUTCHEON	Director	March 29, 2023
James A. MacCutcheon

/s/ ROBERT P. PINCUS	Director	March 29, 2023
Robert P. Pincus

/s/ SOCRATES VERSES	Director	March 29, 2023
Socrates Verses

/s/ IVY ZELMAN	Director	March 29, 2023
Ivy Zelman