Form 10-Q
period 2023-03-31
Comstock Holding Companies, Inc.
filed 2023-05-12
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2023, 9,417,971 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended March 31, 2023

PART I – FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements (unaudited)....................................................................................	1

	Consolidated Balance Sheets .............................................................................................................................	1

	Consolidated Statements of Operations..............................................................................................................	2

	Consolidated Statements of Changes in Stockholders’ Equity...........................................................................	3

	Consolidated Statements of Cash Flows.............................................................................................................	4

	Notes to Condensed Consolidated Financial Statements....................................................................................	5

Item 2.	Management's Discussion and Analysis of Financial Condition.............................................................................	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk ...............................................................................	21

Item 4.	Controls and Procedures .........................................................................................................................................	21

PART II – OTHER INFORMATION		22

Item 1.	Legal Proceedings....................................................................................................................................................	22

Item 6.	Exhibits....................................................................................................................................................................	23

SIGNATURES..........................................................................................................................................................................		24

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$9,059	$11,722
Accounts receivable, net	574	504
Accounts receivable - related parties	3,494	3,291
Prepaid expenses and other current assets	456	264
Total current assets	13,583	15,781
Fixed assets, net	466	421
Intangible assets	144	144
Leasehold improvements, net	111	119
Investments in real estate ventures	6,313	7,013
Operating lease assets	7,420	7,625
Deferred income taxes, net	11,198	11,355
Other assets	3	15
Total assets	$39,238	$42,473

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$994	$4,959
Accounts payable and accrued liabilities	967	742
Current operating lease liabilities	806	791
Total current liabilities	2,767	6,492
Operating lease liabilities	6,918	7,127
Total liabilities	9,685	13,619
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,478 issued and 9,392 outstanding as of March 31, 2023; 9,337 issued and 9,252 outstanding as of December 31, 2022	94	93
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of March 31, 2023 and December 31, 2022	2	2
Additional paid-in capital	201,479	201,535
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(169,360)	(170,114)
Total stockholders' equity	29,553	28,854
Total liabilities and stockholders' equity	$39,238	$42,473

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$10,275	$8,731
Operating costs and expenses:
Cost of revenue	8,323	6,935
Selling, general, and administrative	564	387
Depreciation and amortization	67	44
Total operating costs and expenses	8,954	7,366
Income (loss) from operations	1,321	1,365
Other income (expense):
Interest expense	—	(59)
Gain (loss) on real estate ventures	(411)	252
Income (loss) from continuing operations before income tax	910	1,558
Provision for (benefit from) income tax	156	(456)
Net income (loss) from continuing operations	754	2,014
Net income (loss) from discontinued operations, net of tax	—	(267)
Net income (loss)	$754	$1,747

Weighted-average common stock outstanding:
Basic	9,583	8,340
Diluted	10,069	8,974

Net income (loss) per share:
Basic - Continuing operations	$0.08	$0.24
Basic - Discontinued operations	—	(0.03)
Basic net income (loss) per share	$0.08	$0.21

Diluted - Continuing operations	$0.07	$0.22
Diluted - Discontinued operations	—	(0.03)
Diluted net income (loss) per share	$0.07	$0.19

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Series C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three Months Ended March 31, 2023
Balance as of December 31, 2022	—	$—	9,337	$93	220	$2	$201,535	$(2,662)	$(170,114)	$28,854
Issuance of common stock, net of shares withheld for taxes	—	—	141	1	—	—	(294)	—	—	(293)
Stock-based compensation	—	—	—	—	—	—	238	—	—	238
Net income (loss)	—	—	—	—	—	—	—	—	754	754
Balance as of March 31, 2023	—	$—	9,478	$94	220	$2	$201,479	$(2,662)	$(169,360)	$29,553

Three Months Ended March 31, 2022
Balance as of December 31, 2021	3,441	$6,765	8,102	$81	220	$2	$200,617	$(2,662)	$(179,507)	$25,296
Issuance of common stock, net of shares withheld for taxes	—	—	130	1	—	—	(298)	—	—	(297)
Stock-based compensation	—	—	—	—	—	—	142	—	—	142
Net income (loss)	—	—	—	—	—	—	—	—	1,747	1,747
Balance as of March 31, 2022	3,441	$6,765	8,232	$82	220	$2	$200,461	$(2,662)	$(177,760)	$26,888

See accompanying Notes to Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities - Continuing Operations
Net income (loss) from continuing operations	$754	$2,014
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	67	44
Stock-based compensation	238	197
(Gain) loss on real estate ventures	411	(252)
Deferred income taxes	156	(456)
Changes in operating assets and liabilities:
Accounts receivable	(273)	(1,689)
Prepaid expenses and other current assets	(192)	(218)
Accrued personnel costs	(3,965)	(2,074)
Accounts payable and accrued liabilities	225	322
Other assets and liabilities	13	160
Net cash provided by (used in) operating activities	(2,566)	(1,952)

Investing Activities - Continuing Operations
Investments in real estate ventures	(33)	(2,656)
Proceeds from sale of CES	—	1,016
Distributions from real estate ventures	334	18
Purchase of fixed assets/leasehold improvements/intangibles	(104)	(163)
Net cash provided by (used in) investing activities	197	(1,785)

Financing Activities - Continuing Operations
Payment of taxes related to the net share settlement of equity awards	(294)	(297)
Net cash provided by (used in) financing activities	(294)	(297)

Discontinued Operations
Operating cash flows, net	—	(202)
Investing cash flows, net	—	—
Financing cash flows, net	—	(27)
Net cash provided by (used in) discontinued operations	—	(229)

Net increase (decrease) in cash and cash equivalents	(2,663)	(4,263)
Cash and cash equivalents, beginning of period	11,722	15,823
Cash and cash equivalents, end of period	$9,059	$11,560

Supplemental Cash Flow Information
Cash paid for interest	$—	$59
Cash paid for income tax, net	—	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right of use assets and lease liabilities at commencement	—	209

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except per share data or otherwise indicated)
1. Company Overview
Comstock Holding Companies, Inc. ("Comstock" or the "Company"), founded in 1985 and incorporated in the state of Delaware in 2004, is a leading asset manager, developer, and operator of mixed-use and transit-oriented properties in the Washington, D.C. metropolitan area.
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
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s fiscal year 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the SEC on March 29, 2023. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements contained in the 2022 Annual Report.
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
Recent Accounting Pronouncements - Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on current expected credit losses ("CECL") rather than incurred losses. The Company adopted the standard effective January 1, 2023 and determined that adoption of the standard had no material impact on its consolidated financial statements and related disclosures.
Recent Accounting Pronouncements - Not Yet Adopted
None.
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
The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$—	$1,460
Cost of revenue	—	(1,173)
Selling, general, and administrative	—	(714)
Other income (expense)	—	150
Pre-tax income (loss) from discontinued operations	—	(277)
Provision for (benefit from) income tax	—	(10)
Net income (loss) from discontinued operations	$—	$(267)
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
5. Investments in Real Estate Ventures
The Company's unconsolidated investments in real estate ventures are recorded on the consolidated balance sheets at fair value. The following table summarizes these investments (in thousands):

	March 31,	December 31,
Description	2023	2022
Investors X	$984	$1,369
The Hartford	839	953
BLVD Forty Four	2,051	2,135
BLVD Ansel	2,439	2,556
Total	$6,313	$7,013
Investors X
In April 2019, the Company entered into a master transfer agreement with CPRES which entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of March 31, 2023, the residual cash flow primarily relates to anticipated proceeds from the sale of rezoned residential lots. The cash will be released as land development work associated with these projects is completed and lots are sold. (See Note 14 for additional information).
The Hartford
In December 2019, the Company entered into a joint venture with CP to acquire a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use Leadership in Energy and Environmental Design (“LEED”) GOLD building is being leased to multiple high-quality tenants. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in the Hartford Building and secured a $87.0 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property. Fair value is determined using an income approach and sales comparable approach models. As of March 31, 2023, the Company’s ownership interest in the Hartford was 2.5%. (See Note 14 for additional information).
BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was built in 2015, which we rebranded as BLVD Forty Four. Located one block from the Rockville Station on Metro's Red Line and in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market rate fees. Fair value is determined using an income approach and sales comparable approach models. As of March 31, 2023, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 14 for additional information).
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail space, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company will also provide asset, residential, retail and parking property management services for the property in exchange for market rate fees. Fair value is determined using an income approach and sales comparable approach models. As of March 31, 2023, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 14 for additional information).
The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2022	$7,013
Investments	33
Distributions	(334)
Change in fair value	(399)
Balance as of March 31, 2023	$6,313
Other Investments
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of STS net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations. For the three months ended March 31, 2023 and 2022, the Company's proportionate gains from STS earnings were immaterial and $0.1 million, respectively.

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
The following table summarizes operating lease costs, by type (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs
Fixed lease costs	$297	$254
Variable lease costs	109	78
Total operating lease costs	$406	$332
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for lease liabilities:
Operating cash flows from operating leases	$389	$311
As of March 31, 2023, the Company's operating leases had a weighted-average remaining lease term of 7.5 years and a weighted-average discount rate of 4.25%.
The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2023 (9 months)	$857
2024	1,167
2025	1,194
2026	1,222
2027	1,204
Thereafter	3,568
Total future lease payments	9,212
Imputed interest	(1,488)
Total lease liabilities	$7,724
The Company does not have any leases which have not yet commenced as of March 31, 2023.
7. Debt
Credit Facility - Due to Affiliates
On March 19, 2020, the Company entered into a five-year Revolving Capital Line of Credit Agreement with CPRES, pursuant to which the Company secured a $10.0 million capital line of credit (the “Credit Facility”). Upon entering the agreement, the Company made an initial $5.5 million draw with an April 30, 2023 maturity date. Under the terms, the Credit Facility provides for an initial variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum on advances made under the Credit Facility, payable monthly in arrears.
On September 30, 2022, the Company paid down its $5.5 million outstanding principal balance on the Credit Facility in full. As of March 31, 2023, the full balance of the Credit Facility remained available for use up through the March 19, 2025 expiration date, and the Company had no outstanding debt or financing arrangements for which future payments are due.

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
9. Fair Value Disclosures
As of March 31, 2023, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximated fair value because of the short-term nature of these instruments.
As of March 31, 2023, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). (See Note 5 for additional information).
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
10. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock upon transfer. As of March 31, 2023, the Company had not declared any dividends.
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
At the time of the transaction, the total carrying value of the Series C preferred stock (including the related additional paid-in capital) was $10.3 million. The share exchange was accounted for as a redemption; therefore, the $2.0 million difference between the carrying value and the $8.3 million fair value of the consideration paid upon redemption was added to net income to arrive at income attributable to common stockholders and calculate net income (loss) per share for the Company's third and fourth quarters of fiscal year 2022.
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of March 31, 2023, there were 1.4 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $0.2 million and $0.2 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of March 31, 2023, there was $1.6 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 2.2 years.
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
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	702	$2.95
Granted	280	4.03
Released	(207)	2.74
Canceled/Forfeited	(15)	3.38
Balance as of March 31, 2023	760	$3.40
Vested and expected to vest after March 31, 2023	765	3.40
The total intrinsic value of RSUs that vested during the three months ended March 31, 2023 and 2022 was $0.9 million and $0.8 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	131	$4.08	4.4	$172
Granted	—	—
Exercised	—	—
Canceled/Forfeited	—	—
Expired	(4)	8.26
Balance as of March 31, 2023	127	$3.93	4.3	$259
Exercisable as of March 31, 2023	127	$3.93	4.3	$259
There were no stock option exercises during the three months ended March 31, 2023. The total intrinsic value of stock options exercised during the three months ended March 31, 2022 was $0.1 million.

11. Revenue
All of the Company's revenue for the three months ended March 31, 2023 and 2022 was generated in the United States.
The following tables summarize the Company’s revenue by line of business, customer type, and contract type (in thousands):

		Three Months Ended March 31,
		2023	2022
	Revenue by Line of Business
	Asset management	$6,529	$5,997
	Property management	2,606	2,131
	Parking management	1,140	603
	Total revenue	$10,275	$8,731

	Revenue by Customer Type
	Related party	$9,964	$8,640
	Commercial	311	91
	Total revenue	$10,275	$8,731

	Revenue by Contract Type[1]
	Fixed-price	$1,745	$1,887
	Cost-plus	5,514	4,770
	Variable	3,016	2,074
	Total revenue	$10,275	$8,731

[1]	Certain contracts contain multiple revenue streams with characteristics that lend to classification in more than one category
12. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Historically, the Company had recorded valuation allowances for certain tax attributes and deferred tax assets due the existence of sufficient uncertainty regarding the future realization of those deferred tax assets through future taxable income. Based on its recent financial performance and current forecasts of future operating results, the Company conducts a quarterly analysis to determine if it is more likely than not that a portion of the deferred tax assets related to its net operating loss carryforwards will be utilized in future periods.
For the three months ended March 31, 2023, the Company recognized a tax provision of $0.2 million, as compared to an $0.5 million tax benefit for the three months ended March 31, 2022. Valuation allowance releases for the three months ended March 31, 2023 and 2022 were immaterial and $0.7 million, respectively.

13. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) from continuing operations - Basic and Diluted	$754	$2,014
Net income (loss) from discontinued operations - Basic and Diluted	—	(267)

Denominator:
Weighted-average common shares outstanding - Basic	9,583	8,340
Effect of common share equivalents	486	634
Weighted-average common shares outstanding - Diluted	10,069	8,974

Net income (loss) per share:
Basic - Continuing operations	$0.08	$0.24
Basic - Discontinued operations	—	(0.03)
Basic net income (loss) per share	$0.08	$0.21

Diluted - Continuing operations	$0.07	$0.22
Diluted - Discontinued operations	—	(0.03)
Diluted net income (loss) per share	$0.07	$0.19
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted stock units	1	—
Stock options	—	27
Warrants	65	76
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
Business Management Agreements
On April 30, 2019, CAM entered into a Business Management Agreement with Investors X, whereby CAM provides Investors X with asset and professional services related to the wind down of the Company’s divested homebuilding operations and the continuation of services related to the Company’s divested land development activities. The aggregate fee payable to CAM from Investors X under the Business Management Agreement, which ended on December 31, 2022, was $0.9 million payable in 15 quarterly installments of $0.1 million each.
On July 1, 2019, CAM entered into a Business Management Agreement (the “BC Management Agreement”) with CPRES, whereby CAM provides CPRES with professional management and consultation services, including, without limitation, consultation on land development and real estate transactions, for a residential community located in Monteverde, Florida. The BC Management Agreement is structured in successive one year terms. The BC Management Agreement provides that CPRES will pay CAM an annual management fee equal to $0.4 million, payable in equal monthly installments and will reimburse CAM for certain expenses.
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
BLVD Forty Four/BLVD Ansel
In October 2021 and March 2022, the Company entered into joint ventures with CP to acquire BLVD Forty Four and BLVD Ansel, respectively, two adjacent mixed-use luxury high-rise apartment buildings located near the Rockville Metro Station in Montgomery County, Md. The Company considers BLVD Forty Four and BLVD Ansel to be variable interest entities upon which it exercises significant influence; however, considering key factors such as the Company’s ownership interest and participation in policy-making decisions by majority equity holders, and oversight of management services by majority equity holders, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Given that the Company is not the entity most closely associated with the properties, it concluded that it is not the primary beneficiary and does not have a controlling financial interest in either property. (See Note 5 for additional information).
Corporate Leases
On November 1, 2020, the Company relocated its corporate headquarters to a new office space pursuant to a ten-year lease agreement with an affiliate controlled and owned by Christopher Clemente, its Chief Executive Officer, and his family as landlord. On November 1, 2022 the Company executed a 3,778 square foot lease expansion agreement with terms that align with the original agreement. (See Note 6 for additional information).
On January 1, 2022, ParkX Management, LC, a subsidiary of the Company, entered into a five-year lease agreement for its parking operations monitoring center with an affiliate controlled and owned by Christopher Clemente, its Chief Executive Officer, and his family as landlord. (See Note 6 for additional information).
Series C Preferred Stock Redemption
On June 13, 2022, the Company entered into the SEPA with CPRES, pursuant to which the Company acquired from CPRES all outstanding shares of its non-convertible and non-redeemable Series C preferred stock at a significant discount to carrying value. (See Note 10 for additional information).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2022 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2023” refer to the three months ended March 31, 2023 and references to “2022” refer to the three months ended March 31, 2022. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
Overview
Comstock is a leading real estate asset manager, developer, and operator of mixed-use and transit-oriented properties in the Washington, D.C. region. Since 1985, we have acquired, developed, operated, and sold millions of square feet of residential, commercial, and mixed-use properties. We benefit from our market-leading position in Northern Virginia's Dulles Corridor, one of the nation’s fastest growing real estate markets that is undergoing an urban transformation thanks to the recently completed construction of a Metro commuter rail connecting Dulles International Airport and the surrounding areas to Washington, D.C. and beyond.
Our fee-based, asset-light, and substantially debt-free business model allows us to mitigate many of the risks that are typically associated with real estate development and ownership. We provide a broad suite of asset management, property management, development and construction management, and other real estate services to our asset-owning clients, composed primarily of institutional real estate investors, high net worth family offices, and governmental bodies with surplus real estate holdings. Our primary focus is the continued growth of our managed portfolio and associated fee-based revenue; however, the fundamental strength of our balance sheet permits us to also explore strategic investment opportunities, typically in the form of a minority capital co-investment in select stabilized assets that complement our existing portfolio.
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
As a vertically integrated real estate services company, we self-perform all property management activity through three wholly owned operational subsidiaries: CHCI Commercial Management, LC (“CHCI Commercial”); CHCI Residential Management, LC (“CHCI Residential”); and ParkX Management, LC (“ParkX”). All properties included in our managed portfolio have entered into property management agreements with our operational subsidiaries that provide for market-rate fees related to our services, including 10 commercial parking garages owned by unaffiliated parties and managed by ParkX.
The following table summarizes the operating assets that are included in our managed portfolio:

Type	# of Assets	Size/Scale	% Leased
Commercial	13	2.0 million sqft.	90%
Residential	6	1.8 million sqft. / ~1,700 units	93%
Parking	26	~ 15,000 spaces
Total	45
In addition, in our development pipeline we currently have 16 assets representing a total of 5.8 million square feet that includes 6 office buildings, approximately 3,100 residential units, 2 hotels with approximately 380 keys, and 2 parking garages with approximately 2,900 spaces. At full build out, our managed portfolio of assets is currently projected to total 63 assets representing nearly 10 million square feet.

The following tables provide further details on the assets that comprise our managed portfolio:

Anchor Portfolio
Reston Station	Mixed-use development on Metro's Silver Line; strategically located between Tyson's Corner, Va. and Dulles International Airport
Loudoun Station	Mixed-use development on Metro's Silver Line; first Metro-connected development in Loudoun County, Va.
Herndon Station	Mixed-use development in the historic downtown portion of Herndon, Va.; focus of public-private partnership with Town of Herndon

Investments and Additional Assets Under Management
The Hartford Building	Joint venture; 211,000 square foot mixed-use building on Metro's Orange Line in Arlington, Va.
BLVD Forty Four	Joint venture; 15-story, luxury high-rise apartment building near Rockville Metro Station in Montgomery County, Md.; adjacent to BLVD Ansel
BLVD Ansel	Joint venture; 18-story, luxury high-rise apartment building near Rockville Metro Station in Montgomery County, Md.; adjacent to BLVD Forty Four
Investors X	Investment in company that owns residual homebuilding operations
Parking	Commercial parking garages located both at commercial and residential properties we manage and on a stand-alone basis
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
COVID-19 Update
We continue to monitor the impact of the COVID-19 pandemic on our Company and our industry. While we have not experienced a significant impact on our business resulting from COVID-19 to date, future regional or global health emergencies may have a negative impact on our results of operations and financial condition. The health and safety of our employees, customers, and the communities in which we operate remains our top priority. Although the long-term impact of the COVID-19 pandemic on the commercial real estate market in the greater Washington, D.C. area remains uncertain, we believe that our Anchor Portfolio is well positioned to withstand any future potential negative impacts.
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
Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$10,275	$8,731
Operating costs and expenses:
Cost of revenue	8,323	6,935
Selling, general, and administrative	564	387
Depreciation and amortization	67	44
Total operating costs and expenses	8,954	7,366
Income (loss) from operations	1,321	1,365
Other income (expense):
Interest expense	—	(59)
Gain (loss) on real estate ventures	(411)	252
Income (loss) from continuing operations before income tax	910	1,558
Provision for (benefit from) income tax	156	(456)
Net income (loss) from continuing operations	754	2,014
Net income (loss) from discontinued operations	—	(267)
Net income (loss)	$754	$1,747
Comparison of the Three Months Ended March 31, 2023 and March 31, 2022
Revenue
The following table summarizes revenue by line of business (in thousands):

	Three Months Ended March 31,
	2023		2022		Change
	Amount	%	Amount	%	$	%
Asset management	$6,529	63.5%	$5,997	68.7%	$532	8.9%
Property management	2,606	25.4%	2,131	24.4%	475	22.3%
Parking management	1,140	11.1%	603	6.9%	537	89.1%
Total revenue	$10,275	100.0%	$8,731	100.0%	$1,544	17.7%
Revenue increased 17.7% in 2023. The $1.5 million comparative increase was primarily driven by the growth and improved performance of our managed portfolio, which included 9 additional assets in 2023 and produced $0.7 million of additional asset management fees and a $0.7 million increase in reimbursable staffing charges. In addition, leasing fees increased $0.4 million and fee-based revenue excluding reimbursements for property management and parking management increased by a combined 37% to $1.3 million in 2023, partially offset by a $0.5 million decrease in acquisition fees related to the 2022 joint venture acquisition of BLVD Ansel.

Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Cost of revenue	$8,323	$6,935	$1,388	20.0%
Selling, general, and administrative	564	387	177	45.7%
Depreciation and amortization	67	44	23	52.3%
Total operating costs and expenses	$8,954	$7,366	$1,588	21.6%
Operating costs and expenses increased 21.6% in 2023. The $1.6 million comparative increase was primarily due to a $1.0 million increase in personnel expenses stemming from increased headcount and employee compensation increases (including bonus expense).
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Interest expense	$—	$(59)	$59	(100.0)%
Gain (loss) on real estate ventures	(411)	252	(663)	(263.1)%
Total other income (expense)	$(411)	$193	$(604)	(313.0)%
Other income (expense) decreased by $(0.6) million in 2023, primarily driven by a net decrease in mark-to-market valuations of equity method investments in real estate ventures due to increasing capitalization and discount rates stemming from declining transaction volumes and uncertainties in the current macroeconomic environment.
Income tax
Provision for income tax was $0.2 million in 2023, compared to an $0.5 million tax benefit in 2022. The $0.6 million decrease primarily stems from a $0.7 million partial valuation allowance release that was recognized in the prior period.
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

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss) from continuing operations	$754	$2,014
Interest expense	—	59
Income taxes	156	(456)
Depreciation and amortization	67	44
Stock-based compensation	238	197
(Gain) loss on real estate ventures	411	(252)
Adjusted EBITDA	$1,626	$1,606
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of March 31, 2023 were our cash and cash equivalents of $9.1 million and our $10.0 million of available borrowings on our credit facility.
Significant factors which could affect future liquidity include the adequacy of available lines of credit, cash flows generated from operating activities, working capital management and investments.
Our primary capital needs are for working capital obligations and other general corporate purposes, including investments and capital expenditures. Our primary sources of working capital are cash from operations and distributions from investments in real estate ventures. We have historically financed our operations with internally generated funds and borrowings from our credit facilities. On September 30, 2022, we paid down the $5.5 million outstanding balance of our credit facility in full, primarily to avoid the rising interest costs that would accompany recent interest rate increases. (See Note 7 in the Notes to Consolidated Financial Statements for additional information).
We believe we currently have adequate liquidity and availability of capital to fund our present operations and meet our commitments on our existing debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Continuing operations
Net cash provided by (used in) operating activities	$(2,566)	$(1,952)
Net cash provided by (used in) investing activities	197	(1,785)
Net cash provided by (used in) financing activities	(294)	(297)
Total net increase (decrease) in cash - continuing operations	(2,663)	(4,034)
Discontinued operations, net	—	(229)
Net increase (decrease) in cash and cash equivalents	$(2,663)	$(4,263)
Operating Activities
Net cash used in operating activities increased $0.6 million in 2023, primarily driven by a $0.7 million incremental cash outflow stemming from changes to our net working capital, partially offset by a $0.1 million increase in net income from continuing operations after adjustments for non-cash items. The net working capital impact was primarily influenced by accrued bonus payouts in the current period, partially offset by decreases in accounts receivable.

Investing Activities
Net cash provided by investing activities was $0.2 million in 2023, compared to $1.8 million used in investing activities in 2022. The $2.0 million variance is primarily driven by a $2.7 million decrease in investments in real estate ventures, partially offset by $1.0 million in proceeds received from the CES divestiture that was finalized in 2022.
Financing Activities
Net cash used in financing activities was flat compared to 2022, with the lone activity in both periods being tax payments made on the net share settlement of equity awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	November 16, 2015

3.2	Amended and Restated Bylaws	10-K	3.2	March 31, 2005

3.3	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017	8-K	3.1	March 28, 2017

3.4	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.2	February 19, 2019

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc.	8-K	3.1	February 19, 2019

4.1	Specimen Stock Certificate	S-1	4.1	August 13, 2004

4.2	Description of Capital Stock	10-K	4.2	March 31, 2022

10.1*	Form of Time-Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan (Updated)

10.2*	Form of Performance Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan (Updated)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
‡ Furnished herewith
Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022;
(ii)	the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022;
(iii)	the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022;
(iv)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and
(v)	the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 12, 2023	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer

Date: May 12, 2023	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer