Form 10-Q
period 2023-09-30
Comstock Holding Companies, Inc.
filed 2023-11-09
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2023, 9,431,508 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended September 30, 2023

PART I – FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements (unaudited)....................................................................................	1

	Consolidated Balance Sheets .............................................................................................................................	1

	Consolidated Statements of Operations..............................................................................................................	2

	Consolidated Statements of Changes in Stockholders’ Equity...........................................................................	3

	Consolidated Statements of Cash Flows.............................................................................................................	4

	Notes to Condensed Consolidated Financial Statements....................................................................................	5

Item 2.	Management's Discussion and Analysis of Financial Condition.............................................................................	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk ...............................................................................	23

Item 4.	Controls and Procedures .........................................................................................................................................	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings....................................................................................................................................................	24

Item 6.	Exhibits....................................................................................................................................................................	25

SIGNATURES..........................................................................................................................................................................		26

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$10,935	$11,722
Accounts receivable, net	571	504
Accounts receivable - related parties	10,381	3,291
Prepaid expenses and other current assets	307	264
Total current assets	22,194	15,781
Fixed assets, net	512	421
Intangible assets	144	144
Leasehold improvements, net	97	119
Investments in real estate ventures	5,984	7,013
Operating lease assets	7,002	7,625
Deferred income taxes, net	10,720	11,355
Other assets	35	15
Total assets	$46,688	$42,473

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$3,226	$4,959
Accounts payable and accrued liabilities	975	742
Current operating lease liabilities	838	791
Total current liabilities	5,039	6,492
Operating lease liabilities	6,493	7,127
Total liabilities	11,532	13,619
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,517 issued and 9,432 outstanding as of September 30, 2023; 9,337 issued and 9,252 outstanding as of December 31, 2022	94	93
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of September 30, 2023 and December 31, 2022	2	2
Additional paid-in capital	201,922	201,535
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(164,200)	(170,114)
Total stockholders' equity	35,156	28,854
Total liabilities and stockholders' equity	$46,688	$42,473

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$14,463	$12,813	$33,705	$30,011
Operating costs and expenses:
Cost of revenue	8,557	8,346	24,561	22,112
Selling, general, and administrative	575	537	1,711	1,393
Depreciation and amortization	74	55	212	149
Total operating costs and expenses	9,206	8,938	26,484	23,654
Income (loss) from operations	5,257	3,875	7,221	6,357
Other income (expense):
Interest expense	—	(94)	—	(222)
Gain (loss) on real estate ventures	(241)	(31)	(720)	238
Other income (expense), net	1	1	48	2
Income (loss) from continuing operations before income tax	5,017	3,751	6,549	6,375
Provision for (benefit from) income tax	332	62	635	(42)
Net income (loss) from continuing operations	4,685	3,689	5,914	6,417
Net income (loss) from discontinued operations, net of tax	—	(99)	—	(376)
Net income (loss)	$4,685	$3,590	$5,914	$6,041
Impact of Series C preferred stock redemption	—	—	—	2,046
Net income (loss) attributable to common stockholders	$4,685	$3,590	$5,914	$8,087

Weighted-average common stock outstanding:
Basic	9,647	9,464	9,621	8,806
Diluted	10,130	10,007	10,082	9,363

Net income (loss) per share:
Basic - Continuing operations	$0.49	$0.39	$0.61	$0.96
Basic - Discontinued operations	—	(0.01)	—	(0.04)
Basic net income (loss) per share	$0.49	$0.38	$0.61	$0.92

Diluted - Continuing operations	$0.46	$0.37	$0.59	$0.90
Diluted - Discontinued operations	—	(0.01)	—	(0.04)
Diluted net income (loss) per share	$0.46	$0.36	$0.59	$0.86

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Series C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three and Nine Months Ended September 30, 2023
Balance as of December 31, 2022	—	$—	9,337	$93	220	$2	$201,535	$(2,662)	$(170,114)	$28,854
Issuance of common stock, net of shares withheld for taxes	—	—	141	1	—	—	(294)	—	—	(293)
Stock-based compensation	—	—	—	—	—	—	238	—	—	238
Net income (loss)	—	—	—	—	—	—	—	—	754	754
Balance as of March 31, 2023	—	$—	9,478	$94	220	$2	$201,479	$(2,662)	$(169,360)	$29,553
Issuance of common stock, net of shares withheld for taxes	—	—	33	—	—	—	(96)	—	—	(96)
Stock-based compensation	—	—	—	—	—	—	266	—	—	266
Net income (loss)	—	—	—	—	—	—	—	—	475	475
Balance as of June 30, 2023	—	$—	9,511	$94	220	$2	$201,649	$(2,662)	$(168,885)	$30,198
Issuance of common stock, net of shares withheld for taxes	—	—	6	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	273	—	—	273
Net income (loss)	—	—	—	—	—	—	—	—	4,685	4,685
Balance as of September 30, 2023	—	$—	9,517	$94	220	$2	$201,922	$(2,662)	$(164,200)	$35,156

Three and Nine Months Ended September 30, 2022
Balance as of December 31, 2021	3,441	$6,765	8,102	$81	220	$2	$200,617	$(2,662)	$(179,507)	$25,296
Issuance of common stock, net of shares withheld for taxes	—	—	130	1	—	—	(298)	—	—	(297)
Stock-based compensation	—	—	—	—	—	—	142	—	—	142
Net income (loss)	—	—	—	—	—	—	—	—	1,747	1,747
Balance as of March 31, 2022	3,441	$6,765	8,232	$82	220	$2	$200,461	$(2,662)	$(177,760)	$26,888
Issuance of common stock, net of shares withheld for taxes	—	—	66	1	—	—	(191)	—	—	(190)
Redemption of Series C preferred stock	(3,441)	(6,765)	1,000	10	—	—	709	—	2,046	(4,000)
Stock-based compensation	—	—	—	—	—	—	220	—	—	220
Net income (loss)	—	—	—	—	—	—	—	—	704	704
Balance as of June 30, 2022	—	$—	9,298	$93	220	$2	$201,199	$(2,662)	$(175,010)	$23,622
Issuance of common stock, net of shares withheld for taxes	—	—	37	—	—	—	(81)	—	—	(81)
Stock-based compensation	—	—	—	—	—	—	213	—	—	213
Net income (loss)	—	—	—	—	—	—	—	—	3,590	3,590
Balance as of September 30, 2022	—	$—	9,335	$93	220	$2	$201,331	$(2,662)	$(171,420)	$27,344

See accompanying Notes to Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities - Continuing Operations
Net income (loss) from continuing operations	$5,914	$6,417
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	212	149
Stock-based compensation	777	629
(Gain) loss on real estate ventures	720	(238)
Distributions from real estate ventures	44	—
Deferred income taxes	635	(149)
Changes in operating assets and liabilities:
Accounts receivable	(7,157)	(5,814)
Prepaid expenses and other current assets	(43)	(143)
Accrued personnel costs	(1,733)	839
Accounts payable and accrued liabilities	233	33
Other assets and liabilities	36	145
Net cash provided by (used in) operating activities	(362)	1,868

Investing Activities - Continuing Operations
Investments in real estate ventures	(89)	(2,694)
Proceeds from sale of CES	—	1,016
Distributions from real estate ventures	335	318
Purchase of fixed assets/leasehold improvements/intangibles	(281)	(559)
Net cash provided by (used in) investing activities	(35)	(1,919)

Financing Activities - Continuing Operations
Payments under credit facility - due to affiliates	—	(5,500)
Redemption of Series C Preferred Stock	—	(4,000)
Payment of taxes related to the net share settlement of equity awards	(390)	(568)
Net cash provided by (used in) financing activities	(390)	(10,068)

Discontinued Operations
Operating cash flows, net	—	(321)
Investing cash flows, net	—	—
Financing cash flows, net	—	(26)
Net cash provided by (used in) discontinued operations	—	(347)

Net increase (decrease) in cash and cash equivalents	(787)	(10,466)
Cash and cash equivalents, beginning of period	11,722	15,823
Cash and cash equivalents, end of period	$10,935	$5,357

Supplemental Cash Flow Information
Cash paid for interest	$—	$222
Cash paid for income tax, net	9	80

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Series A common stock to redeem Series C preferred stock	$—	$4,230
Right of use assets and lease liabilities at commencement	—	209

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
Recent Accounting Pronouncements - Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU affects a wide variety of topics in the Codification. The effective date for each amendment will be the date on which the removal of the respective related disclosures from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842) – Common Control Arrangements.” This guidance amends certain provisions of ASC 842, specifically those that apply to leasing arrangements between related parties under common control. The standard will become effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.
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
The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$1,460
Cost of revenue	—	—	—	(1,568)
Selling, general, and administrative	—	(34)	—	(375)
Other income (expense)	—	(62)	—	87
Pre-tax income (loss) from discontinued operations	—	(96)	—	(396)
Provision for (benefit from) income tax	—	3	—	(20)
Net income (loss) from discontinued operations	$—	$(99)	$—	$(376)
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
5. Investments in Real Estate Ventures
The Company's unconsolidated investments in real estate ventures are recorded on the consolidated balance sheets at fair value. The following table summarizes these investments (in thousands):

	September 30,	December 31,
Description	2023	2022
Investors X	$980	$1,369
The Hartford	769	953
BLVD Forty Four	1,941	2,135
BLVD Ansel	2,294	2,556
Total	$5,984	$7,013
Investors X
In April 2019, the Company entered into a master transfer agreement with CPRES which entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of September 30, 2023, the residual cash flow primarily relates to anticipated proceeds from the sale of rezoned residential lots. The cash will be released as land development work associated with these projects is completed and lots are sold. (See Note 14 for additional information).
The Hartford
In December 2019, the Company entered into a joint venture with CP to acquire a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use Leadership in Energy and Environmental Design (“LEED”) GOLD building is being leased to multiple high-quality tenants. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in the Hartford Building and secured a $87.0 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property. Fair value is determined using an income approach and sales comparable approach models. As of September 30, 2023, the Company’s ownership interest in the Hartford was 2.5%. (See Note 14 for additional information).
BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was built in 2015, which we rebranded as BLVD Forty Four. Located one block from the Rockville Station on Metro's Red Line and in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market rate fees. Fair value is determined using an income approach and sales comparable approach models. As of September 30, 2023, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 14 for additional information).
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail space, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company will also provide asset, residential, retail and parking property management services for the property in exchange for market rate fees. Fair value is determined using an income approach and sales comparable approach models. As of September 30, 2023, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 14 for additional information).

The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2022	$7,013
Investments	89
Distributions	(379)
Change in fair value	(739)
Balance as of September 30, 2023	$5,984
Other Investments
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of STS net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations. For the three and nine months ended September 30, 2023 the Company's proportionate gains from STS earnings were immaterial. For the three and nine months ended September 30, 2022, the Company's proportionate gains from STS earnings were $0.1 million and immaterial, respectively.
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
The following table summarizes operating lease costs, by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs
Fixed lease costs	$297	$255	$890	$763
Variable lease costs	109	88	348	264
Total operating lease costs	$406	$343	$1,238	$1,027
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for lease liabilities:
Operating cash flows from operating leases	$391	$317	$1,191	$970
As of September 30, 2023, the Company's operating leases had a weighted-average remaining lease term of 7.0 years and a weighted-average discount rate of 4.25%.

The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2023 (3 months)	$288
2024	1,167
2025	1,194
2026	1,222
2027	1,204
Thereafter	3,568
Total future lease payments	8,643
Imputed interest	(1,312)
Total lease liabilities	$7,331
The Company does not have any leases which have not yet commenced as of September 30, 2023.
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
On September 30, 2022, the Company paid down its $5.5 million outstanding principal balance on the Credit Facility in full. As of September 30, 2023, the full balance of the Credit Facility remained available for use up through the March 19, 2025 expiration date, and the Company had no outstanding debt or financing arrangements for which future payments are due.
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
9. Fair Value Disclosures
As of September 30, 2023, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximated fair value because of the short-term nature of these instruments.
As of September 30, 2023, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). (See Note 5 for additional information).
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
10. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock upon transfer. As of September 30, 2023, the Company had not declared any dividends.
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
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of September 30, 2023, there were 1.4 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $0.3 million and $0.8 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $0.2 million and $0.6 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of September 30, 2023, there was $1.1 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 1.9 years.
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

The following table summarizes all restricted stock unit activity (in thousands, except per share data):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	702	$2.95
Granted	279	4.03
Released	(256)	2.71
Canceled/Forfeited	(16)	3.38
Balance as of September 30, 2023	709	$3.46
Vested and expected to vest after September 30, 2023	713	3.46
The total intrinsic value of RSUs that vested during the nine months ended September 30, 2023 and 2022 was $1.1 million and $1.0 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	131	$4.08	4.4	$172
Granted	—	—
Exercised	—	—
Canceled/Forfeited	—	—
Expired	(4)	8.26
Balance as of September 30, 2023	127	$3.93	3.8	$226
Exercisable as of September 30, 2023	127	$3.93	3.8	$226
There were no stock option exercises during the nine months ended September 30, 2023. The total intrinsic value of stock options exercised during the nine months ended September 30, 2022 was $0.6 million.
11. Revenue
All of the Company's revenue for the three and nine months ended September 30, 2023 and 2022 was generated in the United States.
The following tables summarize the Company’s revenue by line of business, customer type, and contract type (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
	Revenue by Line of Business
	Asset management	$10,606	$9,391	$22,502	$20,926
	Property management	2,605	2,508	7,731	6,831
	Parking management	1,252	914	3,472	2,254
	Total revenue	$14,463	$12,813	$33,705	$30,011

	Revenue by Customer Type
	Related party	$14,162	$12,549	$32,856	$29,477
	Commercial	301	264	849	534
	Total revenue	$14,463	$12,813	$33,705	$30,011

	Revenue by Contract Type[1]
	Fixed-price	$1,299	$1,683	$4,063	$5,222
	Cost-plus	10,090	8,503	20,685	17,859
	Variable	3,074	2,627	8,957	6,930
	Total revenue	$14,463	$12,813	$33,705	$30,011

[1]	Certain contracts contain multiple revenue streams with characteristics that lend to classification in more than one category
For the three and nine months ended September 30, 2023, the Company recognized revenue from incentive fees of $4.8 million, stemming from triggering events for three operating assets on October 1, 2023 pursuant to the terms of the 2022 AMA (see Note 14 for additional information). These operating asset triggering events are part of a series of annual operating asset triggering events that began on October 1, 2022 and are scheduled each October 1 through 2024. All incentive fees recognized in the current period are related to services performed in prior periods for which revenue recognition criteria were previously constrained. Incentive fee revenue recognized for the three and nine months ended September 30, 2022 was $3.9 million.
12. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to 2019, the Company had recorded valuation allowances for certain tax attributes and deferred tax assets due to the existence of sufficient uncertainty regarding the future realization of those deferred tax assets through future taxable income. Based on its recent financial performance and current forecasts of future operating results, the Company conducts a quarterly analysis to determine if it is more likely than not that a portion of the deferred tax assets related to its net operating loss carryforwards will be utilized in future periods. The Company's effective tax rate in any given period is directly impacted by the timing and magnitude of any partial valuation allowance releases.
The Company's effective tax rates for the three and nine months ended September 30, 2023 and 2022 differ from the U.S. federal statutory tax rate of 21%, primarily due to state income taxes and the impact of valuation allowance releases of $1.4 million and $1.5 million, respectively.

13. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) from continuing operations - Basic and Diluted	$4,685	$3,689	$5,914	$6,417
Impact of Series C preferred stock redemption	—	—	—	2,046
Net income (loss) from continuing operations attributable to common stockholders - Basic and Diluted	4,685	3,689	5,914	8,463
Net income (loss) from discontinued operations - Basic and Diluted	—	(99)	—	(376)
Net income (loss) attributable to common shareholders - Basic and Diluted	$4,685	$3,590	$5,914	$8,087

Denominator:
Weighted-average common shares outstanding - Basic	9,647	9,464	9,621	8,806
Effect of common share equivalents	483	543	461	557
Weighted-average common shares outstanding - Diluted	10,130	10,007	10,082	9,363

Net income (loss) per share:
Basic - Continuing operations	$0.49	$0.39	$0.61	$0.96
Basic - Discontinued operations	—	(0.01)	—	(0.04)
Basic net income (loss) per share	$0.49	$0.38	$0.61	$0.92

Diluted - Continuing operations	$0.46	$0.37	$0.59	$0.90
Diluted - Discontinued operations	—	(0.01)	—	(0.04)
Diluted net income (loss) per share	$0.46	$0.36	$0.59	$0.86
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units	—	—	2	—
Stock options	29	33	29	30
Warrants	75	96	74	84
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
Corporate Leases
On November 1, 2020, the Company relocated its corporate headquarters to a new office space pursuant to a ten-year lease agreement with an affiliate controlled and owned by Christopher Clemente, its Chief Executive Officer, and his family as landlord. On November 1, 2022, the Company executed a 3,778 square foot lease expansion agreement with terms that align with the original agreement. (See Note 6 for additional information).
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2022 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2023” refer to the three and nine months ended September 30, 2023 and references to “2022” refer to the three and nine months ended September 30, 2022. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
As a vertically integrated real estate services company, we self-perform all property management activity through three wholly owned operational subsidiaries: CHCI Commercial Management, LC (“CHCI Commercial”); CHCI Residential Management, LC (“CHCI Residential”); and ParkX Management, LC (“ParkX”). All properties included in our managed portfolio have entered into property management agreements with our operational subsidiaries that provide for market-rate fees related to our services, including 11 commercial parking garages owned by unaffiliated parties and managed by ParkX.
The following table summarizes the operating assets that are included in our managed portfolio:

Type	# of Assets	Size/Scale	% Leased
Commercial	13	2.0 million sqft.	92%
Residential	6	1.8 million sqft. / ~1,700 units	97%
Parking	27	16,000+ spaces
Total	46
In addition, in our development pipeline we currently have 17 assets representing a total of 5.8 million square feet that includes 6 office buildings, approximately 3,100 residential units, 2 hotels with approximately 380 keys, and 2 parking garages with approximately 2,900 spaces. At full build out, our managed portfolio of assets is currently projected to total 65 assets representing nearly 10 million square feet.

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
Significant Developments
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
Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$14,463	$12,813	$33,705	$30,011
Operating costs and expenses:
Cost of revenue	8,557	8,346	24,561	22,112
Selling, general, and administrative	575	537	1,711	1,393
Depreciation and amortization	74	55	212	149
Total operating costs and expenses	9,206	8,938	26,484	23,654
Income (loss) from operations	5,257	3,875	7,221	6,357
Other income (expense):
Interest expense	—	(94)	—	(222)
Gain (loss) on real estate ventures	(241)	(31)	(720)	238
Other income (expense), net	1	1	48	2
Income (loss) from continuing operations before income tax	5,017	3,751	6,549	6,375
Provision for (benefit from) income tax	332	62	635	(42)
Net income (loss) from continuing operations	4,685	3,689	5,914	6,417
Net income (loss) from discontinued operations, net of tax	—	(99)	—	(376)
Net income (loss)	$4,685	$3,590	$5,914	$6,041
Impact of Series C preferred stock redemption	—	—	—	2,046
Net income (loss) attributable to common stockholders	$4,685	$3,590	$5,914	$8,087
Comparison of the Three Months Ended September 30, 2023 and September 30, 2022
Revenue
The following table summarizes revenue by line of business (in thousands):

	Three Months Ended September 30,
	2023		2022		Change
	Amount	%	Amount	%	$	%
Asset management	$10,606	73.3%	$9,391	73.3%	$1,215	12.9%
Property management	2,605	18.0%	2,508	19.6%	97	3.9%
Parking management	1,252	8.7%	914	7.1%	338	37.0%
Total revenue	$14,463	100.0%	$12,813	100.0%	$1,650	12.9%
Revenue increased 12.9% in 2023. The $1.7 million comparative increase was primarily driven by the continued expansion of our managed portfolio, which included 6 additional assets in 2023, and a $0.9 million increase in incentive fees, which were earned pursuant to the terms of the 2022 AMA. Recurring asset management and property management fee-based revenue increased $0.7 million, or 12.6%, across all lines of business, and reimbursable staffing charges increased $0.3 million, or 13.8%. Partially offsetting these revenue increases was a combined net $0.4 million decrease in supplemental leasing, acquisition, and development fees due to higher volume of transactional activity in 2022.

Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Cost of revenue	$8,557	$8,346	$211	2.5%
Selling, general, and administrative	575	537	38	7.1%
Depreciation and amortization	74	55	19	34.5%
Total operating costs and expenses	$9,206	$8,938	$268	3.0%
Operating costs and expenses increased 3.0% in 2023. The $0.3 million comparative increase was primarily due to a $0.1 million net increase in recoverable costs stemming from our managed properties and a $0.1 million increase in rent expense stemming from the corporate headquarters lease expansion that was executed in November 2022.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Interest expense	$—	$(94)	$94	(100.0)%
Gain (loss) on real estate ventures	(241)	(31)	(210)	677.4%
Other income	1	1	—	N/M
Total other income (expense)	$(240)	$(124)	$(116)	93.5%
Other income (expense) was relatively flat in 2023, primarily driven by a $0.2 million net decrease in mark-to-market valuations of equity method investments in real estate ventures, and partially offset by a $0.1 million decrease in interest expense stemming from the full pay down of our outstanding debt in the third quarter of fiscal year 2022.
Income tax
Provision for income tax was $0.3 million in 2023, compared to $0.1 million in 2022. The $0.2 million increase primarily stems from a $0.7 million increase in pre-tax income as well as a higher annualized estimated tax rate in the current period.
Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022
Revenue
The following table summarizes revenue by line of business (in thousands):

	Nine Months Ended September 30,
	2023		2022		Change
	Amount	%	Amount	%	$	%
Asset management	$22,502	66.8%	$20,926	69.7%	$1,576	7.5%
Property management	7,731	22.9%	6,831	22.8%	900	13.2%
Parking management	3,472	10.3%	2,254	7.5%	1,218	54.0%
Total revenue	$33,705	100.0%	$30,011	100.0%	$3,694	12.3%
Revenue increased 12.3% in 2023. The $3.7 million comparative increase was primarily driven by the continued expansion of our managed portfolio, which included 6 additional assets in 2023, and a $0.9 million increase in incentive fees, which were earned pursuant to the terms of the 2022 AMA. Recurring asset management and property management fee-based revenue increased $2.2 million, or 12.7%, across all lines of business, and reimbursable staffing charges increased $1.5 million, or 26.4%. Partially offsetting these revenue increases was a combined $1.2 million decrease in supplemental leasing, acquisition, and development fees due to higher volume of transactional activity in 2022.

Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Cost of revenue	$24,561	$22,112	$2,449	11.1%
Selling, general, and administrative	1,711	1,393	318	22.8%
Depreciation and amortization	212	149	63	42.3%
Total operating costs and expenses	$26,484	$23,654	$2,830	12.0%
Operating costs and expenses increased 12.0% in 2023. The $2.8 million comparative increase was primarily due to a $1.5 million net increase in personnel expenses stemming from increased headcount and employee compensation, as well as a $0.3 million increase in rent expense stemming from the corporate headquarters lease expansion that was executed in November 2022 and a $0.2 million increase in regulatory and compliance costs.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Interest expense	$—	$(222)	$222	(100.0)%
Gain (loss) on real estate ventures	(720)	238	(958)	(402.5)%
Other income	48	2	46	N/M
Total other income (expense)	$(672)	$18	$(690)	N/M
Other income (expense) changed by $0.7 million in 2023, primarily driven by a $1.0 million net decrease in mark-to-market valuations of equity method investments in real estate ventures, and partially offset by a $0.2 million decrease in interest expense stemming from the full pay down of our outstanding debt in 2022.
Income taxes
Provision for income tax was $0.6 million in 2023, compared to an immaterial tax benefit in 2022. The $0.6 million variance was driven by a higher annualized estimated tax rate in the current period, primarily due to higher valuation allowance release in relation to pre-tax income in 2022.
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
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) from continuing operations	$4,685	$3,689	$5,914	$6,417
Interest expense	—	94	—	222
Income taxes	332	62	635	(42)
Depreciation and amortization	74	55	212	149
Stock-based compensation	273	212	777	629
(Gain) loss on real estate ventures	241	31	720	(238)
Adjusted EBITDA	$5,605	$4,143	$8,258	$7,137
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of September 30, 2023 were our cash and cash equivalents of $10.9 million and our $10.0 million of available borrowings on our credit facility.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Continuing operations
Net cash provided by (used in) operating activities	$(362)	$1,868
Net cash provided by (used in) investing activities	(35)	(1,919)
Net cash provided by (used in) financing activities	(390)	(10,068)
Total net increase (decrease) in cash - continuing operations	(787)	(10,119)
Discontinued operations, net	—	(347)
Net increase (decrease) in cash and cash equivalents	$(787)	$(10,466)

Operating Activities
The $2.2 million variance in net operating cash activities was primarily driven by a $3.7 million incremental cash outflow stemming from changes to our net working capital, partially offset by a $1.5 million increase in net income from continuing operations after adjustments for non-cash items. The net working capital impact was primarily influenced by higher accrued bonus payouts and increases in related party accounts receivable in the current period.
Investing Activities
The $1.9 million variance in net cash used in investing activities was primarily driven by a $2.6 million decrease in investments in real estate ventures, partially offset by $1.0 million in proceeds received from the CES divestiture that was finalized in the first quarter of fiscal year 2022.
Financing Activities
The $9.7 million decrease in net cash used in financing activities was primarily driven by a $4.0 million cash payment made in 2022 related to the early redemption of Series C Preferred Stock and a $5.5 million payment made in 2022 to satisfy the outstanding balance of our credit facility.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

* Filed herewith
‡ Furnished herewith
Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022;
(ii)	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022;
(iii)	Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022;
(iv)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and
(v)	Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 9, 2023	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer

Date: November 9, 2023	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer