Form 10-K/A
period 2022-12-31
Comstock Holding Companies, Inc.
filed 2024-02-07
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on May 1, 2023 for its 2023 Annual Meeting of Stockholders that was held on June 14, 2023.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Comstock Holding Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission on March 29, 2023 (the “Original 10-K”), is being filed solely for the purpose of correcting exhibits 31.1, 31.2 and 32.1 of the Original 10-K (the “Certifications”), which identified the wrong periodic report in paragraph 1 of the Certifications. The Certifications incorrectly referred to the filing as a quarterly report on Form 10-Q, rather than an annual report on Form 10-K.

No other changes have been made to any of the disclosures in the Original 10-K. This Amendment No. 1 speaks as of the original filing date of the Original 10-K, does not reflect events that may have occurred subsequent to such original filing date, and does not modify or update in any way disclosures made in the Original 10-K, except as set forth above.

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
Item 9B. Other Information
None.

PART III

The information required by Items 10 through 14 of this section is incorporated herein by reference from the registrant’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on May 1, 2023 for its 2023 Annual Meeting of Stockholders that was held on June 14, 2023. These items include:

•Item 10. Directors, Executive Officers and Corporate Governance
•Item 11. Executive Compensation
•Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
•Item 13. Certain Relationships and Related Transactions, and Director Independence
•Item 14. Principal Accountant Fees and Services

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K/A:
1.Consolidated Financial Statements
See Index to Consolidated Financial Statements in Part II, Item 8 of this report.
2.Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	November 16, 2015

3.2	Amended and Restated Bylaws	10-K	3.2	March 31, 2005

3.3	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017	8-K	3.1	March 28, 2017

3.4	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.2	February 19, 2019

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc.	8-K	3.1	February 19, 2019

4.1	Specimen Stock Certificate	S-1	4.1	August 13, 2004

4.2	Description of Capital Stock	10-K	4.2	March 31, 2022

10.1	Form of Indemnification Agreement	S-1/A	10.10	December 7, 2004

10.2+	2004 Long-Term Incentive Compensation Plan	S-1/A	10.12	December 7, 2004

10.3+	Form of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan	S-1/A	10.13	December 7, 2004

10.4	Trademark License Agreement	S-1/A	10.23	December 7, 2004

10.5	Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C.	10-K	10.91	April 14, 2015

10.6	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer & Trust Company, LLC dated March 27, 2015	8-K	4.1	March 27, 2015

10.7	Form of Subscription Agreement and Operating Agreement dated August 15, 2016, between Comstock Investors X, L.C. and [-], with accompanying Schedule A identifying subscribers	10-Q	10.99	November 14, 2016

10.8	Amendment to the Operating Agreement, dated October 13, 2017, between Comstock Investors X, L.C. and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-Q	10.62	November 16, 2017

10.9+	Comstock Holding Companies, Inc. 2019 Omnibus Incentive Plan	DEF 14A	Annex B	January 22, 2019

10.10+	Form of Time-Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan	10-K	10.26	April 15, 2020

10.11+	Form of Performance Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan	10-K	10.27	April 15, 2020

10.12	Revolving Capital Line of Credit Agreement dated March 19, 2020, Comstock Holding Companies, Inc. and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-Q	10.29	May 28, 2020

10.13	Promissory Note dated March 27, 2020, between Comstock Holding Companies, Inc. and CP Real Estate Services, LC (formerly Comstock Development Services, LC )	10-Q	10.30	May 28, 2020

10.14+	Amended and Restated Employment Agreement dated April 27, 2020, between Comstock Holding Companies, Inc. and Christopher Clemente	10-Q	10.2	August 14, 2020

10.15	Amended and Restated Limited Liability Company Agreement of Comstock 3101 Wilson, LC dated February 7, 2020	10-Q	10.3	August 14, 2020

10.16	Deed of Lease dated November 1, 2020, between CRS Plaza I, LC and Comstock Holding Companies, Inc.	10-K	10.32	March 31, 2021

10.17	Business Management Agreement dated July 1, 2019 by and between CHCI Asset Management, L.C. (formerly CDS Asset Management, L.C) and CP Real Estate Services, LC (formerly Comstock Development Services, LC )	10-K	10.22	March 31, 2022

10.18	Operating Agreement of Comstock 44 Maryland, L C dated October 20, 2021.	10-K	10.30	March 31, 2022

10.19+	Consultant Agreement dated November 3, 2021 by and between Comstock Holding Companies, Inc. and Ivy Zelman.	10-K	10.31	March 31, 2022

10.20	Deed of Lease dated January 1, 2022 by and between Comstock Reston Station Holdings, LC and ParkX Management, LC	10-Q	10.1	May 16, 2022

10.21	Limited Liability Company Operating Agreement of Comstock 33 Monroe Holdings, LC dated March 21, 2022	10-Q	10.2	May 16, 2022

10.22	Asset Purchase Agreement dated March 31, 2022 among Comstock Holding Companies, Inc., Comstock Environmental Services, LLC and August Mack Environmental, Inc.	10-Q	10.3	May 16, 2022

10.23	Master Asset Management Agreement between Comstock Partners, LC and CHCI Asset Management, LC, dated June 13, 2022	10-Q	10.1	August 15, 2022

10.24	Share Exchange and Purchase Agreement between Comstock Holding Companies, Inc. and CP Real Estate Services, L.C., dated June 13, 2022	10-Q	10.2	August 15, 2022

14.1	Code of Ethics	10-K	14.1	March 31, 2005

21.1	List of subsidiaries	10-K	22.1	March 29, 2023

23.1*	Consent of Grant Thornton, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
+ Management contracts, compensatory plans, or arrangements
Item 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: February 7, 2024	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and	February 7, 2024
Christopher Clemente	Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER GUTHRIE	Chief Financial Officer	February 7, 2024
Christopher Guthrie	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID M. GUERNSEY	Director	February 7, 2024
David M. Guernsey

/s/ THOMAS J. HOLLY	Director	February 7, 2024
Thomas J. Holly

/s/ JAMES A. MACCUTCHEON	Director	February 7, 2024
James A. MacCutcheon

/s/ ROBERT P. PINCUS	Director	February 7, 2024
Robert P. Pincus

/s/ SOCRATES VERSES	Director	February 7, 2024
Socrates Verses

/s/ IVY ZELMAN	Director	February 7, 2024
Ivy Zelman