Form 10-K
period 2023-12-31
Comstock Holding Companies, Inc.
filed 2024-03-21
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2023, was $11,911,378.
The number of shares of registrant’s common stock outstanding as of February 29, 2024, was 9,585,910 (Class A) and 220,250 (Class B).
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

COMSTOCK HOLDING COMPANIES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2023

PART I.....................................................................................................................................................................................		1
Item 1.	Business...........................................................................................................................................................	1
Item 1B.	Unresolved Staff Comments............................................................................................................................	8
Item 1C.	Cybersecurity...................................................................................................................................................	8
Item 2.	Properties.........................................................................................................................................................	9
Item 3.	Legal Proceedings............................................................................................................................................	9
Item 4.	Mine Safety Disclosures..................................................................................................................................	9

PART II		10
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..........................................................................................................................................................	10
Item 6.	[Reserved]........................................................................................................................................................	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations..........................	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.........................................................................	18
Item 8.	Financial Statements and Supplementary Data...............................................................................................	19
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................	18
Item 9A.	Controls and Procedures..................................................................................................................................	18
Item 9B.	Other Information............................................................................................................................................	18

PART III..................................................................................................................................................................................		19

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters disclosed in this Annual Report on Form 10-K may include forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would,” and other words and terms of similar meaning in conjunction with a discussion of future operations or financial performance. These forward-looking statements are based on current management expectations, which are subject to inherent risks and uncertainties that may cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements.
The Company acknowledges the importance of communicating future expectations to investors, however future events and circumstances are not always able to be accurately predicted or controlled. When considering forward-looking statements, investors should keep in mind the risks and uncertainties that may cause actual results to differ materially from the expectations described, and consequently should place no undue reliance on any of these statements. There are several factors that may affect the Company or the real estate industry as a whole which could impact the accuracy of forward-looking statements, including, but not limited to: general economic and market conditions, including inflation and interest rate levels; changes in real estate markets; inherent risks of investment in real estate; the ability to attract and retain customers; the ability to compete in the markets in which the Company operates; regulatory actions; fluctuations in operating results; shortages and increased costs of labor or materials; adverse weather conditions and natural disasters; public health emergencies; the ability to raise debt and equity capital and grow operations on a profitable basis; and continuing relationships with affiliates.
Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, or otherwise, except as required by law.

PART I
Item 1. Business
As used herein, "Comstock", "CHCI", "the Company," "we," "us," "our," and similar terms are referring to Comstock Holding Companies, Inc. and its subsidiaries, unless the context indicates otherwise.
Overview
Comstock is a leading asset manager, developer, and operator of mixed-use and transit-oriented properties in the Washington, D.C. region. We have become the area’s premier real estate service company by creating extraordinary places, delivering exceptional experiences, and generating excellent results for all stakeholders.
Since 1985, we have acquired, developed, operated, and sold millions of square feet of residential, commercial, and mixed-use properties. Our industry expertise and commitment to excellence enable us to consistently deliver best-in-class services across the diverse assets in our managed portfolio. We specialize in supporting the seamless integration of residential, commercial, and retail offerings into vibrant mixed-use communities, exemplified by Reston Station and Loudoun Station, two assets in our Anchor Portfolio that are among the region's largest and most prominent mixed-use, transit-oriented developments. We maintain a market-leading position in Northern Virginia's Dulles Corridor, which is undergoing an urban transformation as a result of the creation and expansion of Metro's Silver Line, which connects Loudoun County and Dulles International Airport to Reston, Tysons, Washington, D.C., and suburban Maryland.
We provide a broad suite of asset management, property management, development and construction management, and other real estate-related services to our asset-owning clients, composed primarily of institutional real estate investors, high net worth family offices, financial institutions, and governmental bodies seeking to enhance their surrounding communities by developing real estate they own through public-private partnerships. We employ a talented staff of real estate professionals that are led by our seasoned management team and are tasked with delivering high-quality services to the premium, strategically located assets in our managed portfolio.
Our asset management services platform is anchored by a long-term full-service asset management agreement with a Comstock affiliate that extends through 2035 and covers all of the properties in our Anchor Portfolio (the "2022 AMA" - see below for additional details). As a vertically integrated real estate services company, we perform all property management activity through three wholly owned operational subsidiaries: CHCI Commercial Management, LC (“CHCI Commercial”); CHCI Residential Management, LC (“CHCI Residential”); and ParkX Management, LC (“ParkX”).
We operate a fee-based, asset-light, and substantially debt-free business model that allows us to substantially mitigate risks that are typically associated with real estate development and operation. We have directly aligned the equity ownership of our Company with the ownership interests of the affiliated assets that we manage in our Anchor Portfolio. This relationship, along with the 2022 AMA that includes a baseline cost-plus feature and supplemental performance-based revenue opportunities, provide us with a stable, streamlined business platform on which we can (i) produce consistent, positive financial results, (ii) mature and expand our real estate service offerings, (iii) diversify and grow our managed portfolio of assets, both organically and through additional third-party relationships, (iv) pursue strategic investments and complimentary acquisitions, and (v) deliver exceptional value to our shareholders.
We distinguish ourselves from industry peers through an established standard of excellence that extends from who we hire to how we deliver our broad suite of real estate services. We are able maintain this high standard because We Show Up - every day, in person, in a collaborative environment that is structured to deliver on our mission to make a difference for our customers, our stakeholders, and in the communities that we serve.
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
Our Services
Our experienced team of professionals provides a comprehensive suite of services and solutions related to the acquisition, development, and operation of real estate assets. The services we provide cover all aspects of real estate asset management, including acquisition and disposition management, leasing, design, placemaking, property management, origination and negotiation of debt and equity facilities, risk management, construction and development management, creation of investment opportunities, execution of core-plus, value-add, and opportunistic strategies, and various other property-specific services.
Our asset management services platform is anchored by the 2022 AMA, which covers all the assets in our Anchor Portfolio. In addition, we have entered into separate asset management agreements for non-Anchor Portfolio assets. All properties included in our managed portfolio have entered into property management agreements with our three wholly owned operational subsidiaries that provide for market-rate fees related to our services.
Our Portfolio
The following table summarizes the operating assets that are included in our managed portfolio:

Type	# of Assets	Size/Scale	% Leased
Commercial	13	2.0 million sqft.	92%
Residential	6	1.8 million sqft. / ~1,700 units	97%
Parking	30	18,000+ spaces
Total	49
In addition, we manage the following assets that are under construction and scheduled for delivery in the next 12 to 24 months:
•3 commercial assets representing approximately 600,000 square feet;
•1 residential asset with 420 units representing approximately 430,000 square feet;
•1 JW Marriott-branded hotel/condominium with 243 keys and 95 residential units representing a total of approximately 520,000 square feet; and
•2 commercial parking garages with approximately 2,900 spaces.
Our development pipeline currently includes 5 commercial assets that represent approximately 1.5 million square feet, 6 residential assets with 2,599 units that represent approximately 2.8 million square feet, and 1 hotel that will include 140 keys. At full build out, our managed portfolio of assets is currently projected to total 68 assets that represent nearly 10 million square feet.
Anchor Portfolio
Reston Station
Reston Station is one of the largest mixed-use, transit-oriented developments in the mid-Atlantic region. Located at the Wiehle-Reston East station on Metro’s Silver Line, the Reston Station neighborhood spans the Dulles Toll Road and covers approximately 90 acres. The Reston Station neighborhood is being developed in phases and is composed of the following five districts:

•Metro Plaza District (Operating)
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
•Reston Row District (Under Construction)
The Reston Row District is currently being developed on approximately 9 acres adjacent to the Metro Plaza District. This newest phase of the Reston Station development has entitlements in place allowing for approximately 1.5 million square feet of mixed-use development and will include two Trophy-Class office buildings, a residential building with 420 multifamily units, over 100,000 square feet of retail, and Virginia's first JW Marriott Hotel and Condominium tower, which will have 243 hotel rooms, 95 JW Marriott-branded condominium residences, and approximately 25,000 square feet of meeting space.
•Commerce District (In Development)
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
•Midline District (In Development)
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
•West District (In Development)
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
Loudoun Station (Operating + In Development)
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

Herndon Station (In Development)
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
Other Portfolio Assets
The following summarizes additional operating assets that are currently in our managed portfolio:
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
The Hartford
In December 2019, we entered into a joint venture with CP to acquire The Hartford Building ("The Hartford"), a stabilized Class-A office building immediately adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use Leadership in Energy and Environmental Design (“LEED”) GOLD building is leased to multiple high-quality tenants. In February 2020, we arranged for DivcoWest, an unaffiliated entity, to purchase a majority ownership stake in The Hartford and secured a $87 million loan facility from MetLife. As part of the transaction, we entered into asset management and property management agreements to manage the property.
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
Comstock 41
In December 2023, we completed the acquisition of an 18,150 square foot land parcel located at 41 Maryland Avenue in Rockville, Maryland (“Comstock 41”) through a wholly owned subsidiary for $1.5 million. This investment property sits adjacent to BLVD Ansel and BLVD Forty Four and is currently a surface parking lot. Comstock 41 has existing entitlements for at least 117 dwelling units and approximately 11,000 square feet of retail space.
Parking
Our wholly owned subsidiary ParkX currently manages a total of 30 commercial parking garages and spaces, including 13 commercial parking garages owned by unaffiliated parties.

Our Business Strategy
In early 2018, we transitioned away from the development and sale of residential homes to our current business model, which primarily focuses on driving recurring fee-based revenue streams from the asset and property management services we provide for commercial and mixed-use real estate properties in the greater Washington, D.C. region. This significant shift took us from a high risk, capital-intensive approach to one that is asset-light and debt-free, providing us with a stronger balance sheet that allows for greater flexibility when it comes to exploring additional opportunities to grow our business.
We have demonstrated a proven track record of successfully managing a large-scale, diverse portfolio that contains both stabilized and in-development assets. Our decades of experience and in-depth industry knowledge provide us with the necessary foundation to successfully deliver on our unique business strategy, which is centered around the following strategic areas of focus:
•Generation of stable, recurring revenue and cash flows
We primarily operate under long-term asset management and property management agreements that provide recurring fee-based revenue streams, including the 2022 AMA and its cost-plus fee structure foundation that covers all the assets we manage in our Anchor Portfolio. This approach, along with additional opportunities to recognize supplemental and performance-based revenue based on provisions included in the 2022 AMA and our other management agreements, provide us with stability and visibility that help drive consistent, predictable top-line growth and positive operating cash flows.
•Addition of high-quality, mixed-use and transit-oriented assets in high-growth, high-potential areas
The assets in our managed portfolio are primarily composed of high-quality, trophy-class assets located in transitioning “sub-urban” markets found within the greater Washington D.C. region. These sub-markets, which include the Dulles Corridor and the Rosslyn-Ballston Corridor in Northern Virginia and the I-270 Technology and Life Science Corridor in Montgomery County, Maryland, are currently experiencing a "flight to quality" that is driving demand for the type of premium developments and amenity-rich buildings that compose our managed portfolio. We anticipate the heightened demand for top-tier real estate will persist across both commercial and residential markets, driven by an increasing number of tenants who are willing to pay higher rents for top-quality assets located in mixed-use, transit-oriented communities with access to premium amenities.
In Northern Virginia specifically, growing demand for technology and cybersecurity services has driven the proliferation of major corporations opening operational headquarters in the region, including Amazon, Microsoft, CoStar, Nestle, Raytheon Technologies, Boeing, and others to the region. The expansion and continued investment of these large technology companies will benefit Northern Virginia’s employment market, further driving increased demand for the assets we manage and the mixed-use communities we are developing.
•Leveraging our growth platform and industry expertise to secure additional development and investment opportunities
Our stable growth platform and streamlined balance sheet provide us with insulation from significant downturns in the commercial real estate industry. As a result, we are well positioned to pursue, and potentially capitalize on, market disruptions that produce new attractively valued assets that would complement our existing managed portfolio. We typically engage a joint-venture partner that will provide the majority of capital needed for our investments in real estate ventures. This approach enables us to minimize risk and retain the flexibility to pursue additional value-add, core, and core-plus investments and acquisitions as new opportunities emerge.
We have worked closely with our affiliates to secure public-private partnerships with local governments from Fairfax County, Loudoun County, and the Town of Herndon in Virginia to develop and manage large-scale mixed-use, transit-oriented developments. Our proven track record of developing and managing best-in-class properties across the region has positioned us as an attractive partner for additional government entities looking to improve infrastructure and enhance their surrounding communities. In addition, recent changes to the comprehensive land use plans of Fairfax County and Loudoun County that encourage high-density and mixed-use development proximate to Metro's Silver Line stations may further enhance our potential growth opportunities.
Our Culture
Over nearly four decades we have curated a unique culture that distinguishes us from our industry peers and is firmly rooted in our commitment to work together - every day, in-person to drive the standard of excellence that we consider to be our baseline.

We Show Up every day because we believe that showing up makes a difference for our customers, our stakeholders, and in the communities that we serve. To learn more about Comstock's culture, please visit www.Comstock.com/WeShowUp.
Our Values
We are committed to pursuing environmental sustainability, social responsibility, and robust governance practices across all our operations. We recognize that development of real estate can have significant impact, positive or negative, for the surrounding community, the region, and the environment that we all share. We believe that companies developing real estate have a responsibility to maximize the positive impacts while taking steps to minimize negative impacts. Supporting and fostering these initiatives is instrumental in making our communities better places to live, work, and play while simultaneously bolstering asset value, reducing risk, and positively impacting all stakeholders. The following are highlights from our 2023 ESG Report, the full version of which can be found on our website: www.Comstock.com/Corporate-Responsibility.
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
Our transit-oriented developments promote the use of mass transit, ride sharing, and alternate modes of transportation. We continue to expand the availability of electronic vehicle charging stations and bike racks at our properties to promote the reduction of congestion and our overall carbon footprint. In recognition of the positive impacts resulting from Reston Station’s design, the development has been awarded the designation of Best Workplaces for Commuters each year since 2020 by the Best Workplaces for Commuters Organization, coordinated by the National Center for Transit Research at the Center for Urban Transportation Research.
Social (Human Capital)
We strive to create extraordinary places and provide exceptional experiences in places where people live, work, and play. We recognize the vital importance of community engagement in achieving this goal, which is why philanthropic partnerships have always been a key focus. We host a variety of community events in the public spaces we develop, aimed at creating rich and meaningful experiences. We support local organizations through charitable events, including Boys & Girls Club of Greater Washington, Habitat for Humanity, St. Jude Children’s Research Hospital, multiple youth sports organizations and local schools, and others. We partner with Cornerstones, Reston’s leading non-profit dedicated to helping underserved populations, to purchase winter coats for children and contribute meals to those in need. We encourage all employees to participate in charitable efforts in the community by providing paid leave to volunteer and numerous charitable contribution matching opportunities.
A key to our success is our ability to attract and retain a talented workforce that understands the numerous benefits of working in-office rather than remotely. We employ a diverse, multi-generational staff that consisted of 172 full-time and 28 part-time employees as of December 31, 2023. We promote collaboration, support, and innovation, providing all our employees the opportunity to achieve their professional and wellness goals. We continuously strive to diversify our workforce, provide equal access to opportunities to our people, and promote a working environment based on mutual trust, confidence, and respect. Our employees have access to a comprehensive suite of benefits, including, but not limited to, medical, dental, vision, and life insurance options; flexible and health savings accounts; 401k plan matching; and professional development reimbursement. We offer numerous wellness initiatives and training opportunities, including diversity training and a broad suite of e-learning courses.

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
We have established corporate governance guidelines and policies that promote Company values, including a code of conduct as well as a code of ethics. Our information security team deploys an array of cybersecurity capabilities to protect our various business systems and data. We continually invest in protecting against, monitoring, and mitigating risks across the enterprise. We had no material publicly reportable information security incidents in the fiscal year ended December 31, 2023.
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
Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
To mitigate cybersecurity risks we strive to continually assess and improve our processes and procedures. We engage with industry-leading managed security service providers to supplement our efforts in identifying, assessing, preventing, and responding to cybersecurity threats. We are working to align our information technology operations and information security processes to the National Institute of Standards and Technology’s framework. We have adopted a cloud-first strategy which is a foundational element to our overall cybersecurity posture. For essential systems, we utilize SaaS-based software partners who annually conduct Statement on Standards for Attestation Engagements.
We have adopted a cybersecurity risk management process that is designed to identify and mitigate potential cybersecurity risks and is currently being integrated into our overall enterprise risk management process. We regularly assess our cybersecurity vulnerability by utilizing credible, third-party cybersecurity experts to conduct annual internal penetration tests and monthly vulnerability scans. These threat intelligence and monitoring activities, tests, and scans help us identify potential cybersecurity risks.

We seek to mitigate cybersecurity risks we identify through a variety of methods; however, we acknowledge that even a robust, well-designed information technology control environment may not fully eliminate cybersecurity risk. It is possible that we will be unable to detect certain vulnerabilities in time to remediate them, or that our implemented controls may not operate as intended.

To date, we have not experienced any material cybersecurity incidents. We remain subject to the risks from cybersecurity threats that, if realized, are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.
Governance
Our Board of Directors considers cybersecurity as part of its risk oversight function. While management is responsible for the day-to-day management of risk, our Board of Directors maintains oversight of management’s implementation of our cybersecurity risk management processes. Our Board of Directors receives briefings on material cybersecurity incidents, as necessary.
Our Vice President of Information Technology provides principal oversight and guidance of our cybersecurity risk management strategy, programs, and processes. The Vice President of Information Technology has over 30 years of experience in information technology, leading organizations through strategic technology and process improvement initiatives, including over 15 years of extensive experience in cybersecurity. He is supported by a team of technical experts who have received formal training and possess relevant experience in addition to managed cybersecurity service providers who specialize in preventing, identifying, and responding to cybersecurity threats.
As part of our annual enterprise risk assessment, technology cybersecurity risks are ranked and reviewed by management. In the event of a cybersecurity incident, the Vice President of Information Technology would prepare a comprehensive assessment for management that summarizes potential and actual impacts and includes any steps needed to remediate the identified issues. If the cybersecurity incident was deemed to be material by management, the Vice President of Information Technology would brief our

Board of Directors on the matter, at which time determinations would be made by the Board of Directors on the need to report or disclose the cybersecurity incident to our customers or investors.
Item 2. Properties
On November 1, 2020, we executed a lease to relocate our corporate headquarters to office space located at 1900 Reston Metro Plaza in Reston, Virginia for a ten-year term. In January 2022, we executed a lease for a remote monitoring center for ParkX, our parking management subsidiary, and in November 2022 we executed a lease to expand our corporate headquarters, bringing the total amount of leased space to 25,630 square feet as of December 31, 2023. We believe our properties are adequately maintained and suitable for our needs and their intended use.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A common stock is traded on The Nasdaq Capital Market under the symbol “CHCI”. As of December 31, 2023, there were 37 registered holders of record of our Class A common stock and 1 holder of our Class B common stock.
We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock during the foreseeable future and intend to retain any earnings for future growth of our business.
We did not repurchase any securities under our share repurchase program or issue any unregistered securities during the year ended December 31, 2023.
Item 6. [RESERVED]
Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2023” and “2022” are referring to the twelve-month period ended December 31 for each of those respective fiscal years. This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
Overview
We are a leading asset manager, developer, and operator of mixed-use and transit-oriented properties in the Washington, D.C. region. We have become the area’s premier real estate service company by creating extraordinary places, delivering exceptional experiences, and generating excellent results for all stakeholders.
We provide a comprehensive suite of real estate services to our asset-owning clients, including asset management, property management, development and construction management, and more. Our client base is composed primarily of institutional real estate investors, high net worth family offices, financial institutions, and governmental bodies seeking to develop real estate they own through public-private partnerships. We employ a talented staff of real estate professionals that are led by our seasoned management team and are tasked with delivering high-quality services to the premium, strategically located assets in our managed portfolio.
We primarily operate under long-term asset management and property management agreements that provide recurring fee-based revenue streams. Our asset management services platform is anchored by a long-term, full-service asset management agreement with an affiliate that includes a cost-plus fee structure and covers all of the properties in our Anchor Portfolio (the "2022 AMA" - see below for additional details). As a vertically integrated real estate services company, we perform all property management services through three wholly owned subsidiaries: CHCI Commercial, CHCI Residential, and ParkX Management ("ParkX"). All properties included in our managed portfolio have entered into property management agreements with our operational subsidiaries that provide for market-rate fees related to our services.
Our asset-light, debt-free business model allows us to substantially mitigate risks that are typically associated with real estate development and operation. The fee-based approach we have adopted helps drive consistent, predictable top-line growth and provides us with a streamlined balance sheet that grants us maximum flexibility to explore potential growth opportunities outside of our core business operations.
We distinguish ourselves from industry peers through an established standard of excellence that extends from who we hire to how we deliver our broad suite of real estate services. We are able maintain this high standard because We Show Up - every day, in person, in a collaborative environment that is structured to deliver on our mission to make a difference for our customers, our stakeholders, and in the communities that we serve.
Managed Portfolio
The following table summarizes the operating assets that are included in our managed portfolio:

Type	# of Assets		Size/Scale	% Leased
Commercial	13		2.0 million sqft.	92%
Residential	6		1.8 million sqft. / ~1,700 units	97%
Parking	30	[1]	18,000+ spaces
Total	49

[1] Total includes 13 commercial parking garages owned by unaffiliated parties and managed by ParkX.
In addition, we manage the following assets that are under construction and scheduled for delivery in the next 12 to 24 months:
•3 commercial assets that represent approximately 600,000 square feet;
•1 residential asset with 420 units representing approximately 430,000 square feet;

•1 JW Marriott-branded hotel/condominium with 243 keys and 95 residential units representing a total of approximately 520,000 square feet; and
•2 commercial parking garages with approximately 2,900 spaces.
Our development pipeline currently includes 5 commercial assets that represent approximately 1.5 million square feet, 6 residential assets with 2,599 units that represent approximately 2.8 million square feet, and 1 hotel that will include 140 keys. At full build out, our managed portfolio of assets is currently projected to total 68 assets representing nearly 10 million square feet.
The following tables provide further details on our managed portfolio:

Anchor Portfolio
Name	Status	Description
Reston Station	Operating + Under Construction + In Development	Among the largest mixed-use, transit-oriented developments in the Washington, D.C. region, covering nearly 90 acres spanning the Dulles Toll Road and surrounding the Wiehle Reston-East Metro Station and strategically located mid-way between Tysons, Va. and Dulles International Airport on Metro's Silver Line (Fairfax County, Va.)
Loudoun Station	Operating + In Development	Loudoun County’s first fully integrated mixed-use, transit-oriented development located at the terminus station, Metro's Ashburn Station on the Silver Line in Ashburn, Va (Loudoun County, Va.)
Herndon Station	In Development	Located in the Historic Downtown District of the Town of Herndon, Va., this planned mixed-use development is subject of a public-private partnership with the Town of Herndon

Other Portfolio Assets
Name	Status	Description
The Hartford	Operating	Acquired in 2019, this 211,000 square foot mixed-use building is located adjacent to the Clarendon Station on Metro's Orange Line and is the subject of a joint venture with DivcoWest and Comstock Partners, LC. The premier office tower in the Ballston Corridor submarket of Arlington County, Va.
BLVD Forty Four	Operating	Acquired in 2021, this 15-story, mixed-use 250-unit, luxury high-rise apartment tower is located adjacent to BLVD Ansel and just 1 block from the Rockville Station on Metro’s Red Line in Rockville, Md (Montgomery County) and is the subject of a joint venture with Comstock Partners, LC. The two-building complex is the premier residential offering in Rockville Town Center.
BLVD Ansel	Operating	Acquired in 2022, this 18-story, mixed-use 250-unit, luxury high-rise apartment tower is located adjacent to BLVD Forty Four and just 1 block from the Rockville Station on Metro’s Red Line in Rockville, Md (Montgomery County) and is the subject of a joint venture with Comstock Partners, LC. The two-building complex is the premier residential offering in Rockville Town Center.
Comstock 41	Operating	Acquired in 2023, this 18,150 square foot parcel located at 41 Maryland Ave. in Rockville, Md. and is adjacent to BLVD Forty Four; currently a surface parking lot operated by ParkX Management, LC; provides an excellent opportunity for significant value enhancement through by-right entitlements for approximately 117 residential units
Investors X	Operating	Investment in Comstock Investors X, LC that owns legacy homebuilding assets that are currently being monetized through market-rate sales expected to be completed in 2024
Parking	Operating	Commercial parking garages & spaces managed by ParkX Management, LC located at affiliated properties and third-party locations
Comstock 41 - Additional Information
Given its proximity to BLVD 44, we plan to explore rezoning opportunities at Comstock 41 that would allow for potential relocation of moderately-priced dwelling units from BLVD 44 to Comstock 41 as well as utilization of excess parking capacity at both BLVD 44 and BLVD Ansel. In conjunction with the acquisition, we entered into a contingent fee agreement with BLVD 44 should these pursuits prove successful (See Note 14 in the Notes to Consolidated Financial Statements for additional information).
We intend to maintain a limited financial role in any future development activities that may occur at this site and plan to only offer fee-based development and asset management services to any affiliate or suitable third-party financial sponsor of any potential future developments.

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
Outlook
We aspire to be among the most admired real estate asset managers, operators, and developers by creating extraordinary places, providing exceptional experiences, and generating excellent results for all stakeholders. Our commitment to this mission drives our ability to expand our managed portfolio of assets, grow revenue, and deliver value to our shareholders.
Our real estate development and asset management operations are primarily located in the greater Washington, D.C. area, where we believe our decades of experience provides us with the best opportunity to continue developing, managing, and investing in high-quality real estate assets and capitalizing on positive growth trends.
We plan to pursue further expansion of our wholly owned property management subsidiaries to increase recurring, fee-based revenue streams as we continue to develop additional relationships with new customers that require the expert real estate asset management, development management, construction management and other services that we routinely provide.
We believe that we are properly staffed for current market conditions and feel that we will maintain the ability to manage risk and pursue additional growth across each of our operational subsidiaries. Given current market conditions, we feel more opportunities to acquire distressed properties at below market prices may arise. We remain well-positioned to capitalize on such opportunities due to our asset-light, debt-free business model that has strengthened our balance sheet and provided us with the flexibility to pursue unique growth opportunities across all facets of our vertically integrated operating platform.
COVID-19 Update
On May 11, 2023, the U.S. Department of Health and Human Services declared an end to the public health emergency for COVID-19. While we never experienced any significant impacts on our business resulting from COVID-19, future regional or global health emergencies may have a negative impact on our results of operations and financial condition. Although the long-term impact of the COVID-19 pandemic on the greater Washington, D.C. area real estate market remains uncertain, we believe that our Anchor Portfolio is well positioned to withstand any future potential negative impacts.

Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Revenue	$44,721	$39,313
Operating costs and expenses:
Cost of revenue	33,040	29,371
Selling, general, and administrative	2,305	1,784
Depreciation and amortization	212	206
Total operating costs and expenses	35,557	31,361
Income (loss) from operations	9,164	7,952
Other income (expense):
Interest income (expense), net	96	(222)
Gain (loss) on real estate ventures	(1,187)	121
Other income (expense), net	79	2
Income (loss) from continuing operations before income tax	8,152	7,853
Provision for (benefit from) income tax	368	125
Net income (loss) from continuing operations	7,784	7,728
Net income (loss) from discontinued operations, net of tax	—	(381)
Net income (loss)	$7,784	$7,347
Impact of Series C preferred stock redemption	—	2,046
Net income (loss) attributable to common stockholders	$7,784	$9,393
Comparison of the Years Ended December 31, 2023 and 2022
Revenue
The following table summarizes revenue by line of business (in thousands):

	Year Ended December 31,
	2023		2022		Change
	Amount	%	Amount	%	$	%
Asset management	$29,278	65.5%	$26,680	67.9%	$2,598	9.7%
Property management	10,604	23.7%	9,398	23.9%	1,206	12.8%
Parking management	4,839	10.8%	3,235	8.2%	1,604	49.6%
Total revenue	$44,721	100.0%	$39,313	100.0%	$5,408	13.8%
Revenue increased 13.8% in 2023. The $5.4 million comparative increase was primarily driven by the continued expansion of our managed portfolio, which included 8 additional assets in 2023. Recurring asset management and property management fee-based revenue increased by a combined $3.0 million, or 12.6%, and reimbursable staffing charges increased $2.1 million, or 25.3%. Incentive fee revenue also increased 22.7% to $4.8 million, however that increase was offset by a $0.8 million decrease in supplemental leasing, acquisition, and development fee revenue due to higher transactional volume in 2022.

Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Cost of revenue	$33,040	$29,371	$3,669	12.5%
Selling, general, and administrative	2,305	1,784	521	29.2%
Depreciation and amortization	212	206	6	2.9%
Total operating costs and expenses	$35,557	$31,361	$4,196	13.4%
Operating costs and expenses increased 13.4% in 2023. The $4.2 million comparative increase was primarily due to a $2.6 million increase in personnel expenses from increased headcount and employee compensation. Also driving the variance were a $0.4 million increase in rent expense stemming from the corporate headquarters lease expansion that was executed in 2022, a $0.3 million increase in regulatory and compliance costs, and a $0.2 million increase in IT expenditures.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Interest income (expense), net	$96	$(222)	$318	(143.2)%
Gain (loss) on real estate ventures	(1,187)	121	(1,308)	N/M
Other income (expense), net	79	2	77	N/M
Total other income (expense)	$(1,012)	$(99)	$(913)	N/M
Other income (expense) changed by $(0.9) million in 2023, primarily driven by primarily driven by a $1.3 million net decrease in mark-to-market valuations of equity method investments in real estate ventures, primarily due to the increased interest rate environment. The decrease was partially offset by a $0.3 million increase in interest income (expense) that stemmed from interest earned on money market sweep accounts in 2023 and the full pay down of our outstanding debt in 2022.
Income taxes
Provision for income tax was $0.4 million in 2023, compared to 0.1 million in 2022. The $0.3 million increase was primarily due to higher pre-tax book income given that valuation allowance releases and the net total of book-to-tax adjustments were comparatively flat. As of December 31, 2023, we had $122.8 million of net operating loss (“NOL") carryforwards.
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically Adjusted EBITDA.
We define Adjusted EBITDA as net income (loss) from continuing operations, excluding the impact of interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, and mark-to-market valuation gain (loss) on equity method investments in real estate ventures.
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
While we believe that Adjusted EBITDA is useful to investors when evaluating our business, it is not prepared and presented in accordance with GAAP, and therefore should be considered supplemental in nature. Adjusted EBITDA should not be considered in isolation, or as a substitute for other financial performance measures presented in accordance with GAAP. Adjusted EBITDA may differ from similarly titled measures presented by other companies.
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2023	2022
Net income (loss) from continuing operations	$7,784	$7,728
Interest (income) expense, net	(96)	222
Income taxes	368	125
Depreciation and amortization	212	206
Stock-based compensation	968	834
(Gain) loss on real estate ventures	1,187	(121)
Adjusted EBITDA	$10,423	$8,994
Seasonality and Quarterly Fluctuations
None.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of December 31, 2023, were our cash and cash equivalents of $18.8 million and our $10.0 million of available borrowings on our Credit Facility.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	Change ($)
Continuing operations
Net cash provided by (used in) operating activities	$9,003	$8,397	$606
Net cash provided by (used in) investing activities	(1,547)	(2,099)	552
Net cash provided by (used in) financing activities	(390)	(10,068)	9,678
Total net increase (decrease) in cash - continuing operations	7,066	(3,770)	10,836
Discontinued operations, net	—	(331)	331
Net increase (decrease) in cash and cash equivalents	$7,066	$(4,101)	$11,167

Operating Activities
The $0.6 million variance in net operating cash activity was primarily driven by a $1.9 million increase in net income from continuing operations after adjustments for non-cash items, partially offset by a $1.3 million incremental cash outflow stemming from changes to our net working capital that was primarily due to decreased accrued personnel costs.
Investing Activities
The $0.6 million variance net investing cash activity was primarily driven by a $1.1 million decrease in investments in real estate ventures and a $0.4 million decrease in fixed asset purchases, partially offset by $1.0 million in proceeds received from the CES divestiture that was finalized in the first quarter of fiscal year 2022.
Financing Activities
The $9.7 million variance in net financing cash activity was primarily driven by a $4.0 million cash payment made in 2022 related to the early redemption of Series C Preferred Stock and a $5.5 million payment made in 2022 to satisfy the outstanding balance of our credit facility.
Off-Balance Sheet Arrangements
From time to time, we may have off-balance-sheet unconsolidated investments in real estate ventures and other unconsolidated arrangements with varying structures. (See Note 5 in the Notes to Consolidated Financial Statements for additional information).
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

We have minority voting and economic interests in our investments in real estate ventures that we have elected to report at fair value and do not control the activities that most significantly impact their economic performance. We have determined we are not the primary beneficiary in these investments, and therefore do not consolidate them into our balance sheets as of December 31, 2023 and 2022 or into our statements of operations for the years ended December 31, 2023 and 2022.
Revenue - Incentive Fees
Pursuant to the 2022 AMA, we are entitled to earn incentive compensation fees revenue ("Incentive Fees") on certain managed real estate assets if defined triggering events, which are differentiated based on the classification of the assets, are achieved. (See Note 14 for additional information).
Incentive Fees are calculated as a percentage of the imputed profit that would be realized upon the hypothetical sale or recapitalization of the asset (or assets) for which triggering event criteria were met. The calculation of imputed profit is based on a fair market value assessment that includes highly variable financial inputs and must also consider macro-economic and environmental factors that may affect fair market value. Due to the subjective and potentially volatile nature of this variable consideration, we only recognize revenue on Incentive Fees for each managed asset when 1) any material uncertainties associated with the valuation of real estate assets that drive Incentive Fees are substantially resolved and 2) it is probable that a significant reversal in the amount of related cumulative Incentive Fee revenue recognized will not occur. As a result, we only recognize Incentive Fees at or near each asset's respective triggering event (as detailed in the 2022 AMA) when imputed profit could be reasonably calculated and relied upon to not materially change.
For the years ended December 31, 2023 and 2022, we recognized revenue from Incentive Fees of $4.8 million and $3.9 million, respectively. These operating asset triggering events are part of a series of annual operating asset triggering events that began on October 1, 2022, and are scheduled each October 1 through 2024. Subsequent to these scheduled triggering events, and in accordance with terms pursuant to the 2022 AMA, incentive fees may be recognized on assets currently under development upon the achievement of future triggering events tied to various metrics that indicate stabilization, such as occupancy and leasing rates. (See Note 14 in the Notes to Consolidated Financial Statements for additional information).
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
For the years ended December 31, 2023 and 2022, we recorded net decreases to our deferred tax valuation allowance of $1.5 million and $1.1 million, respectively.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
18

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

19

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Comstock Holding Companies, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Comstock Holding Companies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Realizability of Deferred Tax Assets and Valuation Allowance Assessment
As described further in Note 12 to the consolidated financial statements, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. The Company continues to record valuation allowances against deferred tax assets when it is considered more likely than not that the deferred tax asset will not be realized prior to expiration. During 2023, after weighing all available positive and negative evidence, the Company released $1.5 million of the valuation allowance as management deemed estimated future taxable income to be sufficient to realize additional deferred tax assets related to net operating loss and tax credit carryforwards.
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

•We evaluated management’s assumptions regarding the Company’s estimated future taxable income, including comparison of previous forecasts to actual results and obtained support for incremental changes applied to the prior forecast;
•With the assistance of our income tax specialists, we evaluated the nature of each of the deferred tax assets, including their expiration dates and their projected utilization when compared to projections of future taxable income.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Arlington, Virginia
March 21, 2024

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$18,788	$11,722
Accounts receivable, net	496	504
Accounts receivable - related parties	4,749	3,291
Prepaid expenses and other current assets	353	264
Total current assets	24,386	15,781
Fixed assets, net	478	421
Intangible assets	144	144
Leasehold improvements, net	89	119
Investments in real estate ventures	7,077	7,013
Operating lease assets	6,790	7,625
Deferred income taxes, net	10,885	11,355
Deferred compensation plan assets	53	—
Other assets	37	15
Total assets	$49,939	$42,473

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$4,681	$4,959
Accounts payable and accrued liabilities	838	742
Current operating lease liabilities	854	791
Total current liabilities	6,373	6,492
Deferred compensation plan liabilities	77	—
Operating lease liabilities	6,273	7,127
Total liabilities	12,723	13,619
Commitments and contingencies (Note 8)
Stockholders' equity:
Series C preferred stock; $0.01 par value; 20,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,525 issued and 9,440 outstanding as of December 31, 2023; 9,337 issued and 9,252 outstanding as of December 31, 2022	94	93
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of December 31, 2023 and 2022	2	2
Additional paid-in capital	202,112	201,535
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(162,330)	(170,114)
Total stockholders' equity	37,216	28,854
Total liabilities and stockholders' equity	$49,939	$42,473

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenue	$44,721	$39,313
Operating costs and expenses:
Cost of revenue	33,040	29,371
Selling, general, and administrative	2,305	1,784
Depreciation and amortization	212	206
Total operating costs and expenses	35,557	31,361
Income (loss) from operations	9,164	7,952
Other income (expense):
Interest income (expense), net	96	(222)
Gain (loss) on real estate ventures	(1,187)	121
Other income (expense), net	79	2
Income (loss) from continuing operations before income tax	8,152	7,853
Provision for (benefit from) income tax	368	125
Net income (loss) from continuing operations	7,784	7,728
Net income (loss) from discontinued operations, net of tax	—	(381)
Net income (loss)	$7,784	$7,347
Impact of Series C preferred stock redemption	—	2,046
Net income (loss) attributable to common stockholders	$7,784	$9,393

Weighted-average common stock outstanding:
Basic	9,629	8,974
Diluted	10,108	9,575

Net income (loss) per share:
Basic - Continuing operations	$0.81	$1.09
Basic - Discontinued operations	—	(0.04)
Basic net income (loss) per share	$0.81	$1.05

Diluted - Continuing operations	$0.77	$1.02
Diluted - Discontinued operations	—	(0.04)
Diluted net income (loss) per share	$0.77	$0.98

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Series C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Balance as of December 31, 2021	3,441	$6,765	8,102	$81	220	$2	$200,617	$(2,662)	$(179,507)	$25,296
Issuance of common stock, net of shares withheld for taxes	—	—	235	2	—	—	(570)	—	—	(568)
Redemption of Series C preferred stock	(3,441)	(6,765)	1,000	10	—	—	709	—	2,046	(4,000)
Stock-based compensation	—	—	—	—	—	—	779	—	—	779
Net income (loss)	—	—	—	—	—	—	—	—	7,347	7,347
Balance as of December 31, 2022	—	$—	9,337	$93	220	$2	$201,535	$(2,662)	$(170,114)	$28,854
Issuance of common stock, net of shares withheld for taxes	—	—	188	1	—	—	(391)	—	—	(390)
Stock-based compensation	—	—	—	—	—	—	968	—	—	968
Net income (loss)	—	—	—	—	—	—	—	—	7,784	7,784
Balance as of December 31, 2023	—	$—	9,525	$94	220	$2	$202,112	$(2,662)	$(162,330)	$37,216

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
Operating Activities - Continuing Operations
Net income (loss) from continuing operations	$7,784	$7,728
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	212	206
Stock-based compensation	968	834
(Gain) loss on real estate ventures	1,187	(121)
Distributions from real estate ventures	44	162
Deferred income taxes	470	(55)
Accrued interest income	(48)	—
(Gain) loss on disposal of fixed assets	9	—
(Gain) loss on deferred compensation plan	1	—
Changes in operating assets and liabilities:
Accounts receivable	(1,450)	(1,932)
Prepaid expenses and other current assets	(41)	(67)
Accrued personnel costs	(278)	1,491
Accounts payable and accrued liabilities	26	(41)
Deferred compensation plan liabilities	75	—
Other assets and liabilities	44	192
Net cash provided by (used in) operating activities	9,003	8,397

Investing Activities - Continuing Operations
Investments in real estate ventures	(1,583)	(2,709)
Proceeds from sale of CES	—	1,016
Distributions from real estate ventures	335	220
Purchase of deferred compensation plan securities	(52)	—
Purchase of fixed assets/leasehold improvements/intangibles	(247)	(626)
Net cash provided by (used in) investing activities	(1,547)	(2,099)

Financing Activities - Continuing Operations
Payments under credit facility - due to affiliates	—	$(5,500)
Redemption of Series C Preferred Stock	—	(4,000)
Payment of taxes related to the net share settlement of equity awards	(390)	(568)
Net cash provided by (used in) financing activities	(390)	(10,068)

Discontinued Operations
Operating cash flows, net	—	(305)
Investing cash flows, net	—	—
Financing cash flows, net	—	(26)
Net cash provided by (used in) discontinued operations	—	(331)

Net increase (decrease) in cash and cash equivalents	7,066	(4,101)
Cash and cash equivalents, beginning of period	11,722	15,823
Cash and cash equivalents, end of period	$18,788	$11,722

Supplemental Cash Flow Information
Net cash paid (received) for:
Interest	$(48)	$222
Income taxes	26	$92

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Series A common stock to redeem Series C preferred stock	$—	$4,230
Right of use assets and lease liabilities at commencement	—	1,224
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, the valuation of equity method investments, incentive fee revenue recognition, and the valuation of deferred tax assets. Assumptions made in the development of these estimates contemplate both the macroeconomic landscape and the Company's anticipated results, however actual results may differ materially from these estimates.
Fiscal Year
Comstock uses a fiscal reporting calendar which begins on January 1 and ends on December 31. The fiscal years presented are the years ended December 31, 2023 (“2023”) and December 31, 2022 (“2022”). Each of the Company’s fiscal quarters ends on the last day of the calendar month.
Segment Information
Operating segments are defined as components of a business that can earn revenue and incur expenses for which discrete financial information is evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to decide how to allocate resources and assess performance. The Company's CODM, its chief executive officer, primarily reviews consolidated results of operations to assess performance and make decisions on how to allocate resources, therefore the Company views its operations and manages its business as one reportable operating segment.

Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash and short-term investments with maturities of three months or less when purchased. The Company’s cash and cash equivalents include holdings in checking and overnight sweep investment accounts, all of which have daily maturities. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these investments.
Accounts Receivable
Accounts receivable are recorded at the amount invoiced. The Company records an allowance for doubtful accounts on an as-needed basis to reduce the trade accounts receivables balance by the estimated amounts that may become uncollectible in the future. The allowance for doubtful accounts estimate is based on the accounts receivable aging report, historical collection experience, and the payee's general financial condition. The Company does not record an allowance for doubtful accounts on accounts receivable from related parties due to the nature of the receivables and collection history. As of December 31, 2023, the Company's allowance for doubtful accounts was $0.2 million.
Concentrations of Credit Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable from related parties. The Company invests a significant portion of its excess cash position into U.S. Treasury-based funds through an automated overnight sweep investment account program administered by a brokerage firm affiliated with the bank at which the majority of our cash deposits are held. The Company maintains cash and cash equivalents in financial institutions that management believes to be financially sound and with minimal credit risk. At times, the Company's deposits exceed federally insured limits, however management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institutions in which the deposits are held. The Company does a significant amount of business with related parties, demonstrated by related parties accounting for 97.4% of its consolidated revenue and 90.5% of its accounts receivable in 2023. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk and monitors the credit standing of its related party entities.
Investments in Real Estate Ventures
The Company holds investments in certain real estate ventures that qualify for equity method accounting treatment. Based on elections made at the investment date, the Company has elected to record certain equity method investments at fair value. With this treatment, investments are recorded at fair value on the consolidated balance sheets and subsequently remeasured at each reporting period. The fair value of these investments as of the balance sheet date is generally determined using a discounted cash flow analysis, income approach, or sales-comparable approach, depending on the unique characteristics of the real estate venture. Assumptions about the discount rate are based on a weighted average cost of capital built up from various interest rate components applicable to the Company. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. Market multiples are derived from recent transactions among comparable real estate properties of similar size, construct, and location. The net change in the fair value of the investments is recorded on the consolidated statements of operations as other income (expense).

In addition, the Company performs an analysis on its investments in real estate ventures to determine if they qualify as a variable interest entity (“VIE”). For an entity in which we have acquired an interest, the entity will be considered a VIE if either of the following characteristics are met: (i) the entity lacks sufficient equity to finance its activities without additional subordinated financial support, or (ii) equity holders, as a group, lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company then determines if it is the primary beneficiary to determine if the entity needs to be included in its consolidated financial results. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the entity. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance, including evaluating the nature of relationships and activities of the parties involved and, where necessary, determining which party within a related-party group is most closely associated with the VIE and would therefore be considered the primary beneficiary. The Company determines primary beneficiary status of a VIE at the time of investment and performs ongoing reassessments to evaluate whether changes in the entity’s capital structure or changes in the nature of its involvement with the entity result in a change to the VIE designation or a change to its consolidation conclusion. (See Note 5 for additional information).

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
Leases
The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease commencement, at which time the Company also measures and recognizes a right-of-use ("ROU") asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments (e.g., rent) over the lease term beginning at the commencement date. The operating lease assets are adjusted for lease incentives, deferred rent, and initial direct costs, if incurred. The related lease expense is recognized on a straight-line basis over the lease term.
The Company's leases generally do not include an implicit rate; therefore, an incremental borrowing rate is used that is based on information available at the lease commencement date in determining the present value of future minimum lease payments. The Company typically looks to floating interest rates charged under existing arrangements or current market interest rates at the time of lease commencement when determining the incremental borrowing rate.
For the purpose of recognizing operating lease assets and liabilities, the Company has elected the practical expedient to not recognize an asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The lease term is defined as the non-cancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised.
Revenue
The Company’s revenue streams, revenue recognition policies, and cost of revenue details are summarized by the following:
Asset Management/Property Management/Parking
Asset management pricing associated with the 2022 AMA includes a cost-plus management fee or a market-rate fee form of variable consideration, and the Company earns whichever is higher. Revenue for other asset management contracts is generally in the form of a monthly fee based upon property-level cash receipts or leasing agreements executed at the managed properties.
Property Management pricing is generally in the form of a monthly management fee based upon property-level cash receipts, square footage under management, or some other variable metric. Parking management pricing is generally in the form of a fixed monthly management fee to include additional fixed fees for accounting, remote monitoring, ticketing, insurance, and various other site-level services. In addition, property management and parking revenue includes reimbursable expenses such as payroll and other employee costs for those performing services at managed properties.
Asset management, property management, and parking services represent a series of distinct daily services rendered over time. The revenue these services is presented gross for any services provided by the Company's employees and presented net of third-party reimbursements in instances where the Company does not control third-party services delivered to the client. Consistent with the transfer of control for distinct, daily services to the customer, revenue is typically recognized at the end of each period for the fees associated with the services performed.
Financing
Compensation for commercial mortgage and structured financing services is received via fees paid upon successful commercial financing from third-party lenders. The earned fees are contingent upon the funding of the loan, which represents the transfer of control for services to the customer. Therefore, the Company's performance obligation is satisfied at the point in time of the funding of the loan when there is a present right to payment.
Leasing
Compensation for providing strategic advice and execution for owners, investors, and occupiers is received in the form of a commission. The commission is paid upon signing of the lease by the tenant, therefore the Company's performance obligation is satisfied at the time of the contractual event, when there is a present right to payment.
Construction & Development
Fees for project and development services for owners and occupiers of real estate are typically variable and based on a percentage of the total project cost. Project and development services represent a series of performance obligations delivered over time; therefore, the Company recognizes revenue over time for these services accordingly.
Incentive Fees
Pursuant to the 2022 AMA, incentive compensation fees revenue ("Incentive Fees") may be earned on certain managed real estate assets if defined triggering events, which are differentiated based on the classification of the assets, are achieved. (See Note 14 for additional information).

Incentive Fees are calculated as a percentage of the imputed profit that would be realized upon the hypothetical sale or recapitalization of the asset (or assets) for which triggering event criteria were met. The calculation of imputed profit is based on a fair market value assessment that includes highly variable financial inputs and must also consider macro-economic and environmental factors that may affect fair market value. Due to the subjective and potentially volatile nature of this variable consideration, revenue is only recognized on Incentive Fees for each managed asset when 1) any material uncertainties associated with the valuation of real estate assets that drive Incentive Fees are substantially resolved and 2) it is probable that a significant reversal in the amount of related cumulative Incentive Fee revenue recognized will not occur. As a result, the Company only recognizes Incentive Fees at or near each asset's respective triggering event (as detailed in the 2022 AMA) when imputed profit can be reasonably calculated and relied upon to not materially change.
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
Interest Income
Interest income from our automated overnight "sweep account" program investments is recognized on an accrual basis. Interest income is included in "interest income (expense), net" on our consolidated statements of operations.
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
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents or any impacts from Preferred Stock activity. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock unit awards. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the fully diluted weighted-average number of common shares outstanding during the period. The diluted weighted-average common shares outstanding amount includes the impact of common share equivalents, which are the incremental shares of common stock that would be issuable upon the hypothetical exercise of stock options and vesting of restricted stock unit awards. The common stock equivalents are calculated using the treasury stock method and average market prices during the periods and are included in the diluted net income (loss) per share calculation unless their inclusion would be anti-dilutive.
Recent Accounting Pronouncements - Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on current expected credit losses ("CECL") rather than incurred losses. The Company adopted the standard effective January 1, 2023, and determined that adoption of the standard had no material impact on its consolidated financial statements and related disclosures.
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
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This guidance affects a wide variety of topics in the Codification. The effective date for each amendment will be the date on which the removal of the respective related disclosures from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improving Reportable Segment Disclosures.” This guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The standard also requires all annual disclosures currently required by ASC Topic 280 to be included in interim periods. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is a final standard on improvements to income tax disclosures and requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and should be applied prospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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
The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022
Revenue	$—	$1,460
Cost of revenue	—	(1,562)
Selling, general, and administrative	—	(403)
Other income (expense)	—	87
Pre-tax income (loss) from discontinued operations	—	(418)
Provision for (benefit from) income tax	—	(37)
Net income (loss) from discontinued operations	$—	$(381)
The Company recognized a net loss of $0.2 million on the divestiture of CES, calculated by comparing the final adjusted purchase price to the carrying value of the net assets sold in the transaction as of March 31, 2022. These amounts reflect the finalized transaction costs and net working capital adjustments.
4. Fixed Assets & Intangible Assets
The following table provides a detailed breakout of fixed assets, by type (in thousands):

	December 31,
	2023	2022
Computer equipment and capitalized software	$444	$538
Furniture and fixtures	115	80
Office equipment	67	60
Vehicles	193	83
Total fixed assets	819	761
Accumulated depreciation	(341)	(340)
Total fixed assets, net	$478	$421
Depreciation expense for the years ended December 31, 2023 and 2022 was $0.2 million and $0.2 million, respectively.
On May 6, 2022, the Company purchased the rights to the www.comstock.com domain name for $0.1 million. The Company has recorded the domain name purchase as an indefinite-lived intangible asset on its consolidated balance sheets that will be tested annually for impairment.

5. Investments in Real Estate Ventures
The following table summarizes the Company's investments in real estate ventures that are recorded on the consolidated balance sheets (in thousands):

		December 31,
Investment	Ownership %	2023	2022	Accounting Method
Investors X	50.0%	$976	$1,369	Fair Value
The Hartford	2.5%	610	953	Fair Value
BLVD Forty Four	5.0%	1,837	2,135	Fair Value
BLVD Ansel	5.0%	2,090	2,556	Fair Value
Total investments recorded at fair value		5,513	7,013
Comstock 41	100.0%	1,564	—	Consolidated
Total investments in real estate ventures		$7,077	$7,013
The Company’s maximum loss exposure on each of its investments in real estate ventures is equal to the carrying amount of the investment. Additional details on each investment are as follows:
Investors X
On April 30, 2019, the Company entered into a master transfer agreement with CPRES which entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of December 31, 2023, the residual cash flow primarily relates to anticipated proceeds from the sale of rezoned residential lots. The cash will be released as land development work associated with these projects is completed and lots are sold. (See Note 14 for additional information).
The Hartford
In December 2019, the Company entered into a joint venture with CP to acquire The Hartford Building ("The Hartford"), a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County’s premier transit-oriented office market, the Rosslyn-Ballston Corridor. Built in 2003, the 211,000 square foot mixed-use Leadership in Energy and Environmental Design (“LEED”) GOLD building is being leased to multiple high-quality tenants. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in The Hartford Building and secured a $87.0 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property in exchange for market-rate fees, for which it recognized $0.9 million of revenue for the year ended December 31, 2023. Fair value is determined using an income approach and sales comparable approach models. As of December 31, 2023, the Company’s ownership interest in The Hartford was 2.5%. (See Note 14 for additional information).
BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was rebranded as BLVD Forty Four. Located one block from the Rockville Station on Metro's Red Line and in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property built in 2015 includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment-related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market-rate fees, for which it recognized $1.3 million of revenue for the year ended December 31, 2023. Fair value is determined using an income approach and sales comparable approach models. As of December 31, 2023, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 14 for additional information).
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail space, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment-related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market rate fees, for which it recognized $1.1 million of revenue for the year ended December 31, 2023. Fair value is determined using an income approach and sales comparable approach models. As of December 31, 2023, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 14 for additional information).
The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2021	$4,702
Investments	2,709
Distributions	(382)
Change in fair value	(16)
Balance as of December 31, 2022	$7,013
Investments	89
Distributions	(379)
Change in fair value	(1,210)
Balance as of December 31, 2023	$5,513
Comstock 41
In December 2023, the Company completed the acquisition of an 18,150 square foot land parcel located at 41 Maryland Avenue in Rockville, Maryland (“Comstock 41”) through a wholly owned subsidiary for $1.5 million. This investment property sits adjacent to BLVD Ansel and BLVD Forty-Four and is currently a surface parking lot. Comstock 41 has existing entitlements for at least 117 dwelling units and approximately 11,000 square feet of retail space. (See Note 14 for additional information).
Other Investments
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations and was immaterial for the years ended December 31, 2023 and 2022, respectively.
Investment Financial Information
The following tables summarize the combined summarized statements of operations information for our unconsolidated investments in real estate ventures (in thousands):

	Year Ended December 31,
Combined Statements of Operations:	2023	2022
Revenue	$24,877	$20,825
Operating income (loss)	13,251	11,550
Net income (loss)	$(10,506)	(7,360)
6. Leases
The Company has operating leases for office space leased in various buildings for its own use. The Company's leases have original terms ranging from 5 to 10 years. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants. Lease costs related to the Company's operating leases are primarily reflected in "cost of revenue" in the consolidated statements of operations, as they are a reimbursable cost under the Company's respective asset management agreements. (See Note 14 for additional information).

The following table summarizes operating lease costs, by type (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease costs
Fixed lease costs	$1,186	$1,045
Variable lease costs	458	361
Total operating lease costs	$1,644	$1,406
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for lease liabilities:
Operating cash flows from operating leases	$1,588	$1,350
As of December 31, 2023 the Company's operating leases had a weighted-average remaining lease term of 6.76 years and a weighted-average discount rate of 4.64%.
The following table summarizes future lease liability payments (in thousands):

Year Ending December 31,	Operating Leases
2024	$1,167
2025	1,194
2026	1,222
2027	1,203
2028	1,233
Thereafter	2,336
Total future lease payments	8,355
Imputed interest	(1,228)
Total lease liabilities	$7,127
The Company does not have any lease liabilities which have not yet commenced as of December 31, 2023.
7. Debt
Credit Facility - Due to Affiliates
On March 19, 2020, the Company entered into a Revolving Capital Line of Credit Agreement with CPRES, pursuant to which the Company secured a $10.0 million capital line of credit (the “Credit Facility”) that will expire in March 2025. The Credit Facility provides for an initial variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum on advances made under the Credit Facility, payable monthly in arrears. The Company made a $5.5 million initial draw on the Credit Facility in the form of a note with an April 30, 2023, maturity date.
On September 30, 2022, the Company paid down its $5.5 million outstanding principal balance on the Credit Facility in full. As of December 31, 2023, the Credit Facility remained available for use and the Company had no outstanding debt or financing arrangements for which future payments are due.
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
9. Fair Value Disclosures
As of December 31, 2023, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximated fair value because of the short-term nature of these instruments.
As of December 31, 2023, deferred compensation plan assets, which are Company-funded investments that are meant to correlate with participant-directed hypothetical investments in stock and bond mutual funds, are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held (Level 1). Corresponding deferred compensation plan liabilities reflect the fair value of the aforementioned hypothetical investments and are based on inputs derived principally from observable market data (Level 2) through their direct correlation with the deferred compensation plan assets.
As of December 31, 2023, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). (See Note 5 for additional information).
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
10. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. As of December 31, 2023, the Company had not declared any dividends.
Preferred Stock
The Company's certificate of incorporation authorizes the issuance of Series C non-convertible preferred stock with a par value of $0.01 per share. Series C Preferred Stock has a discretionary, non-cumulative, dividend feature and is redeemable by holders in the event of liquidation or change in control of the Company.
On June 13, 2022, the Company entered into a Share Exchange and Purchase Agreement ("SEPA") with CPRES, pursuant to which the Company acquired from CPRES all outstanding shares of its non-convertible and non-redeemable Series C preferred stock for (i) 1.0 million shares of the Company’s Class A common stock, valued at the consolidated closing bid price of the Class A shares on Nasdaq on the business day immediately preceding the entry into the SEPA and (ii) $4.0 million in cash. The SEPA was unanimously approved by the independent directors of the Company. Upon completion of the transaction, all shares of Series C preferred stock were immediately cancelled and fully retired.
At the time of the transaction, the total carrying value of the Series C preferred stock (including the related additional paid-in capital) was $10.3 million. The share exchange was accounted for as a redemption; therefore, the $2.0 million difference between the carrying value and the $8.3 million fair value of the consideration paid upon redemption was added to net income to arrive at income attributable to common stockholders and calculate net income (loss) per share for the Company's fiscal year ended December 31, 2022. (See Note 13 for additional information).
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized

2.5 million shares of the Company's Class A common stock for issuance. As of December 31, 2023, there were 1.4 million shares of Class A common stock available for issuance under the 2019 Plan.
During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $1.0 million and $0.8 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of December 31, 2023, there was $0.8 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 1.9 years.
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
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	702	$2.95
Granted	279	4.03
Released	(257)	2.71
Canceled/Forfeited	(53)	3.90
Balance as of December 31, 2023	671	$3.42
The total intrinsic value of RSUs that vested during the years ended December 31, 2023 and 2022 was $1.1 million and $1.0 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	131	$4.08	4.4	$172
Granted	—	—
Exercised	—	—
Canceled/Forfeited	—	—
Expired	(15)	11.81
Balance as of December 31, 2023	116	$3.07	3.9	$192
Exercisable as of December 31, 2023	116	$3.07	3.9	$192
There were no stock option exercises during the year ended December 31, 2023. The total intrinsic value of stock options exercised during the year ended December 31, 2022, was $0.6 million.

11. Revenue
All the Company's revenue was for the years ended December 31, 2023 and 2022 was generated in the United States.
The following tables summarize the Company’s revenue by line of business, customer type, and contract type (in thousands):

	Year Ended December 31,
	2023	2022
Revenue by Line of Business
Asset management	$29,278	$26,680
Property management	10,604	9,398
Parking management	4,839	3,235
Total revenue	$44,721	$39,313

	Year Ended December 31,
	2023	2022
Revenue by Customer Type
Related party	$43,568	$38,719
Commercial	1,153	594
Total revenue	$44,721	$39,313

	Year Ended December 31,
	2023	2022
Revenue by Contract Fee Type[1]
Fixed-price	$6,255	$7,048
Cost-plus	26,170	22,652
Variable	12,296	9,613
Total revenue	$44,721	$39,313
1 Certain contracts contain multiple revenue streams with characteristics that lend to classification in more than one category.
For the years ended December 31, 2023, and 2022 the Company recognized revenue from incentive fees of $4.8 million and $3.9 million, respectively. The incentive fee revenue recognized in both periods stemmed from scheduled annual triggering events for operating assets that began on October 1, 2022, and are scheduled each October 1 through 2024, pursuant to the terms of the 2022 AMA. All Incentive Fees recognized to date have been related to services performed in prior periods for which revenue recognition criteria were previously constrained. Subsequent to these scheduled triggering events, and in accordance with terms pursuant to the 2022 AMA, incentive fees may be recognized on assets currently under development upon the achievement of future triggering events tied to various metrics that indicate stabilization, such as occupancy and leasing rates. (See Note 14 in the Notes to Consolidated Financial Statements for additional information).

12. Income Tax
The following table summarizes the components of the provision for (benefit from) income tax (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	(102)	180
Total current taxes	(102)	180

Deferred:
Federal	1,839	1,281
State	178	(195)
Total deferred taxes	2,017	1,086

Other:
Valuation allowance	(1,547)	(1,141)

Provision for (benefit from) income taxes	$368	$125
The following table presents a reconciliation the statutory federal income tax rate to the Company's effective income tax rate:

	Year Ended December 31,
	2023	2022
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	4.64%	5.67%
Permanent differences	0.50%	(2.40)%
Return to provision	(0.99)%	0.00%
Change in valuation allowance	(18.99)%	(14.54)%
Change in state tax rate	(0.21)%	(5.70)%
Other	(1.44)%	(2.45)%
Effective tax rate	4.51%	1.59%
The Company's effective tax rates for the years ended December 31, 2023 and 2022 differ from the U.S. federal statutory tax rate of 21%, primarily due to state income taxes and the impact of valuation allowance releases of $1.5 million and $1.1 million, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded valuation allowances for certain tax attributes and deferred tax assets due to the existence of sufficient uncertainty regarding the future realization of those deferred tax assets through future taxable income. Based on its recent financial performance and current forecasts of future operating results, the Company conducts a quarterly analysis to determine if it is more likely than not that a portion of the deferred tax assets related to its net operating loss carryforwards will be utilized in future periods. The Company's effective tax rate in any given period is directly impacted by the timing and magnitude of any partial valuation allowance releases.

The following table summarizes the components of the Company's deferred tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss and tax credit carryforwards	$31,465	$33,532
Stock-based compensation	471	481
Investments in affiliates	1,395	1,237
Right of use lease liability	1,825	2,017
Bonus accrual	1,172	1,246
Goodwill amortization	—	(1)
Valuation allowance	(23,666)	(25,214)
Total deferred tax assets	12,662	13,298

Deferred tax liabilities:
Right of use lease asset	(1,739)	(1,943)
Depreciation and amortization	(38)	—
Total deferred tax liabilities	(1,777)	(1,943)

Net deferred income tax assets (liabilities)	$10,885	$11,355
As of December 31, 2023, the Company had $122.8 million of net operating loss (“NOL") carryforwards. These NOLs, if unused, will begin expiring in 2028. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, the Company has adopted a Section 382 rights agreement that is scheduled to expire on March 27, 2025. The Section 382 rights agreement helps to reduce the likelihood of an unintended “ownership change”, thus preserving the value of these future tax benefits. We estimate that as of December 31, 2023, the three-year cumulative shift in ownership of the Company’s stock had not triggered a limitation in the use of our NOL asset.
As of December 31, 2023, there were no uncertain tax positions that, if recognized, would affect the Company's effective tax rate. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. All of our income tax returns remain subject to examination by federal and state tax authorities due to the availability of our NOL carryforwards.

13. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net income (loss) from continuing operations - Basic and Diluted	$7,784	$7,728
Impact of Series C preferred stock redemption	—	2,046
Net income (loss) from continuing operations attributable to common stockholders - Basic and Diluted	7,784	9,774
Net income (loss) from discontinued operations - Basic and Diluted	—	(381)
Net income (loss) attributable to common shareholders - Basic and Diluted	$7,784	$9,393

Denominator:
Weighted-average common shares outstanding - Basic	9,629	8,974
Effect of common share equivalents	479	601
Weighted-average common shares outstanding - Diluted	10,108	9,575

Net income (loss) per share:
Basic - Continuing operations	$0.81	$1.09
Basic - Discontinued operations	—	(0.04)
Basic net income (loss) per share	$0.81	$1.05

Diluted - Continuing operations	$0.77	$1.02
Diluted - Discontinued operations	—	(0.04)
Diluted net income (loss) per share	$0.77	$0.98
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022
Restricted stock units	2	6
Stock options	29	35
Warrants	46	89
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

[1]
Triggering events are differentiated between operating assets (i.e., those already in service) and assets under development. Operating asset triggering events are scheduled for specific dates, whereas triggering events for assets under development are tied to various metrics that indicate stabilization, such as occupancy and leasing rates.

The 2022 AMA will terminate on January 1, 2035 (“Initial Term”) and will automatically renew for successive additional one year terms (each an “Extension Term”) unless CP delivers written notice of non-renewal of the 2022 AMA at least 180 days prior to the termination date of the Initial Term or any Extension Term. Twenty-four months after the effective date of the 2022 AMA, CP is entitled to terminate the 2022 AMA without cause upon 180 days advance written notice to CAM. In the event of such a termination and in addition to the payment of any accrued annual fees due and payable as of the termination date under the 2022 AMA, CP is required to pay a termination fee equal to two times the Cost-Plus Fee or Market Rate Fee paid to CAM for the calendar year immediately preceding the termination.
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
Lease Procurement Agreements
The Company has lease procurement agreements with properties owned by CP Entities under which the Company receives certain finders' fees in connection with the procurement of new leases for such properties where an external broker is not engaged on behalf of the CP Entities. Such leasing fees are supplemental to the fees generated from the Company's management agreements referenced above and are generally 1-2% of the future lease payments to be received by the CP Entity from the executed lease.
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
On July 1, 2019, CAM entered into a Business Management Agreement (the “BC Management Agreement”) with CPRES, whereby CAM provides CPRES with professional management and consultation services, including, without limitation, consultation on land development and real estate transactions, for a residential community located in Monteverde, Florida. On January 1, 2023, a successor contract for the BC Management Agreement was executed by DCS Real Estate Investments, LC, an entity controlled by a member of CP. The BC Management Agreement is structured in successive renewable one-year terms. The BC Management Agreement provides that DCS Real Estate Investments, LC will pay CAM an annual management fee equal to $0.4 million, payable in equal monthly installments and will reimburse CAM for certain expenses.
The Hartford
In December 2019, the Company made an investment related to the purchase of The Hartford Building ("The Hartford"), a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington County, Virginia. In conjunction with the investment, the Company entered into an operating agreement with CP to form Comstock 3101 Wilson, LC, to purchase The Hartford. Pursuant to the operating agreement, the Company held a minority membership interest of The Hartford, and the remaining membership interests of The Hartford are held by CP.
In February 2020, the Company, CP and DWF VI 3101 Wilson Member, LLC (“DWF”), an unaffiliated, third party, equity investor in The Hartford, entered into a limited liability company agreement (the “DWC Operating Agreement”) to form DWC 3101 Wilson Venture, LLC (“DWC”) to, among other things, acquire, own and hold all interests in The Hartford. In furtherance thereof, on February 7, 2020, the original operating agreement was amended and restated (the “A&R Operating Agreement”) to memorialize the Company’s and CP’s assignment of 100% of its membership interests in The Hartford to DWC. As a result, DWC is the sole member of The Hartford Owner. The Company and CP, respectively, hold minority membership interests in, and DWF holds the majority membership interest in, DWC. (See Note 5 for additional information).

BLVD Forty Four/BLVD Ansel
In October 2021 and March 2022, the Company entered into joint ventures with CP to acquire BLVD Forty Four and BLVD Ansel, respectively, two adjacent mixed-use luxury high-rise apartment buildings located near the Rockville Metro Station in Montgomery County, Maryland. The Company considers BLVD Forty Four and BLVD Ansel to be variable interest entities upon which it exercises significant influence; however, considering key factors such as the Company’s ownership interest, participation in policy-making decisions, and oversight of management services by majority equity holders, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Given that the Company is not the entity most closely associated with the properties, it concluded that it is not the primary beneficiary and does not have a controlling financial interest in either property. (See Note 5 for additional information).
In conjunction with the acquisition of Comstock 41, the Company entered into an amendment to the existing asset management agreement with CP to introduce an acquisition pursuit fee of $0.1 million and contingent entitlement success fee to pursue potential relocation of moderately-priced dwelling units ("MPDUs") from BLVD Forty Four to Comstock 41. The acquisition pursuit fee was earned and recognized as revenue for the year ended December 31, 2023, upon the completion of the Comstock 41 acquisition. The entitlement success fee, if earned, will equal 25% of the economic value created by the relocation of the MPDUs (subject to reasonable agreed upon changes at the time of the calculation) and due upon approval of a finalized amendment to the existing project development plan by local government agencies. (See Note 5 for additional information).
Corporate Leases
On November 1, 2020, the Company relocated its corporate headquarters to office space located at 1900 Reston Metro Plaza in Reston, Virginia, pursuant to a ten-year lease agreement with an affiliate controlled and owned by Christopher Clemente, its Chief Executive Officer, and his family. On November 1, 2022, the Company executed a 3,778 square foot lease expansion agreement with terms that align with the original agreement. (See Note 6 for additional information).
On January 1, 2022, ParkX Management, LC, a subsidiary of the Company, entered into a five-year lease agreement for its parking operations monitoring center with an affiliate controlled and owned by Mr. Clemente and his family. (See Note 6 for additional information).
Series C Preferred Stock Redemption
On June 13, 2022, the Company entered into the SEPA with CPRES, pursuant to which the Company acquired from CPRES all outstanding shares of its non-convertible and non-redeemable Series C preferred stock at a significant discount to carrying value. (See Note 10 for additional information).
15. Employee Benefit Plans
The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 90% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 3% of participant contributions limited to 3% of a participant’s gross compensation (maximum Company match is 4%). The combined total expense for this plan was $0.6 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.
In addition, the Company adopted a non-qualified deferred compensation plan ("NQDC Plan") in November 2023. The NQDC Plan allows certain eligible employees to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus and earn tax-deferred earnings on these deferrals. The NQDC Plan also provides for matching Company contributions that vest over a three-year period. In the NQDC Plan, a participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The Company, through a broker partner affiliated with the NQDC Plan administrator, directly funds investments that are meant to correlate with participant-directed hypothetical investments in stock and bond mutual funds in an effort to directly provide for its future NQDC Plan liabilities. NQDC Plan assets and liabilities are marked-to-market each quarter. Fair value changes to NQDC Plan liabilities are recorded as a benefit plan-related operating expense and the net investment income (loss) from NQDC Plan assets is recorded as other income (expense) in our condensed consolidated statements of income. As of December 31, 2023, total NQDC plan assets and liabilities were $0.1 million and 0.1 million, respectively. For the year ended December 31, 2023, there were no distributions from the Company's NQDC Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III

The information required by Items 10 through 14 of this section is incorporated herein by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the close of our fiscal year-end. These items include:

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
Item 15. Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
See Index to Consolidated Financial Statements in Part II, Item 8 of this report.
2.Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	November 16, 2015

3.2	Amended and Restated Bylaws	10-K	3.2	March 31, 2005

3.3	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017	8-K	3.1	March 28, 2017

3.4	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.2	February 19, 2019

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc.	8-K	3.1	February 19, 2019

4.1	Specimen Stock Certificate	S-1	4.1	August 13, 2004

4.2	Description of Capital Stock	10-K	4.2	March 31, 2022

10.1	Form of Indemnification Agreement	S-1/A	10.10	December 7, 2004

10.2+	2004 Long-Term Incentive Compensation Plan	S-1/A	10.12	December 7, 2004

10.3+	Form of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan	S-1/A	10.13	December 7, 2004

10.4	Trademark License Agreement	S-1/A	10.23	December 7, 2004

10.5	Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C.	10-K	10.91	April 14, 2015

10.6	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer & Trust Company, LLC dated March 27, 2015	8-K	4.1	March 27, 2015

10.7	Form of Subscription Agreement and Operating Agreement dated August 15, 2016, between Comstock Investors X, L.C. and [-], with accompanying Schedule A identifying subscribers	10-Q	10.99	November 14, 2016

10.8	Amendment to the Operating Agreement, dated October 13, 2017, between Comstock Investors X, L.C. and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-Q	10.62	November 16, 2017

10.9+	Comstock Holding Companies, Inc. 2019 Omnibus Incentive Plan	DEF 14A	Annex B	January 22, 2019

10.10+	Form of Time-Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan	10-K	10.26	April 15, 2020

10.11+	Form of Performance Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan	10-K	10.27	April 15, 2020

10.12	Revolving Capital Line of Credit Agreement dated March 19, 2020, Comstock Holding Companies, Inc. and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-Q	10.29	May 28, 2020

10.13	Promissory Note dated March 27, 2020, between Comstock Holding Companies, Inc. and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-Q	10.30	May 28, 2020

10.14+	Amended and Restated Employment Agreement dated April 27, 2020, between Comstock Holding Companies, Inc. and Christopher Clemente	10-Q	10.2	August 14, 2020

10.15	Amended and Restated Limited Liability Company Agreement of Comstock 3101 Wilson, LC dated February 7, 2020	10-Q	10.3	August 14, 2020

10.16	Deed of Lease dated November 1, 2020, between CRS Plaza I, LC and Comstock Holding Companies, Inc.	10-K	10.32	March 31, 2021

10.17	Business Management Agreement dated July 1, 2019 by and between CHCI Asset Management, L.C. (formerly CDS Asset Management, L.C) and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-K	10.22	March 31, 2022

10.18	Operating Agreement of Comstock 44 Maryland, L C dated October 20, 2021.	10-K	10.30	March 31, 2022

10.19+	Consultant Agreement dated November 3, 2021, by and between Comstock Holding Companies, Inc. and Ivy Zelman.	10-K	10.31	March 31, 2022

10.20	Deed of Lease dated January 1, 2022, by and between Comstock Reston Station Holdings, LC and ParkX Management, LC	10-Q	10.1	May 16, 2022

10.21	Limited Liability Company Operating Agreement of Comstock 33 Monroe Holdings, LC dated March 21, 2022	10-Q	10.2	May 16, 2022

10.22	Asset Purchase Agreement dated March 31, 2022, among Comstock Holding Companies, Inc., Comstock Environmental Services, LLC and August Mack Environmental, Inc.	10-Q	10.3	May 16, 2022

10.23	Master Asset Management Agreement between Comstock Partners, LC and CHCI Asset Management, LC, dated June 13, 2022	10-Q	10.1	August 15, 2022

10.24	Share Exchange and Purchase Agreement between Comstock Holding Companies, Inc. and CP Real Estate Services, L.C., dated June 13, 2022	10-Q	10.2	August 15, 2022

10.25*	Purchase and Sale Agreement among Comstock Holding Companies, Inc. and Comstock 41 Maryland, LLC, dated August 31, 2023

10.26*	Success Fee Agreement among Comstock 41 Maryland, LLC, CHCI Asset Management, LC, and Comstock 44 Maryland, LC, dated November 10, 2023

14.1	Code of Ethics	10-K	14.1	March 31, 2005

21.1*	List of subsidiaries

23.1*	Consent of Grant Thornton, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

97*	Executive Compensation Recoupment Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
+ Management contracts, compensatory plans, or arrangements
Item 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: March 21, 2024	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and	March 21, 2024
Christopher Clemente	Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER GUTHRIE	Chief Financial Officer	March 21, 2024
Christopher Guthrie	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID M. GUERNSEY	Director	March 21, 2024
David M. Guernsey

/s/ THOMAS J. HOLLY	Director	March 21, 2024
Thomas J. Holly

/s/ JAMES A. MACCUTCHEON	Director	March 21, 2024
James A. MacCutcheon

/s/ ROBERT P. PINCUS	Director	March 21, 2024
Robert P. Pincus

/s/ SOCRATES VERSES	Director	March 21, 2024
Socrates Verses

/s/ IVY ZELMAN	Director	March 21, 2024
Ivy Zelman