Form 10-Q
period 2024-03-31
Comstock Holding Companies, Inc.
filed 2024-05-14
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2024, 9,604,658 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended March 31, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$16,222	$18,788
Accounts receivable, net	387	496
Accounts receivable - related parties	4,862	4,749
Prepaid expenses and other current assets	609	353
Total current assets	22,080	24,386
Fixed assets, net	608	478
Intangible assets	144	144
Leasehold improvements, net	82	89
Investments in real estate ventures	6,328	7,077
Operating lease assets	6,575	6,790
Deferred income taxes, net	10,675	10,885
Deferred compensation plan assets	324	53
Other assets	30	37
Total assets	$46,846	$49,939

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$778	$4,681
Accounts payable and accrued liabilities	898	838
Current operating lease liabilities	871	854
Total current liabilities	2,547	6,373
Deferred compensation plan liabilities	324	77
Operating lease liabilities	6,047	6,273
Total liabilities	8,918	12,723
Commitments and contingencies (Note 6)
Stockholders' equity:
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,690 issued and 9,605 outstanding as of March 31, 2024; 9,525 issued and 9,440 outstanding as of December 31, 2023	96	94
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of March 31, 2024 and December 31, 2023	2	2
Additional paid-in capital	201,912	202,112
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(161,420)	(162,330)
Total stockholders' equity	37,928	37,216
Total liabilities and stockholders' equity	$46,846	$49,939

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$10,638	$10,275
Operating costs and expenses:
Cost of revenue	8,885	8,323
Selling, general, and administrative	535	564
Depreciation and amortization	68	67
Total operating costs and expenses	9,488	8,954
Income (loss) from operations	1,150	1,321
Other income (expense):
Interest income	141	—
Gain (loss) on real estate ventures	(193)	(411)
Other income (expense), net	22	—
Income (loss) from operations before income tax	1,120	910
Provision for (benefit from) income tax	210	156
Net income (loss)	$910	$754

Weighted-average common stock outstanding:
Basic	9,794	9,583
Diluted	10,169	10,069

Net income (loss) per share:
Basic	$0.09	$0.08
Diluted	$0.09	$0.07

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Class A		Class B
	Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three Months Ended March 31, 2024
Balance as of December 31, 2023	9,525	$94	220	$2	$202,112	$(2,662)	$(162,330)	$37,216
Issuance of common stock, net of shares withheld for taxes	165	2	—	—	(446)	—	—	(444)
Stock-based compensation	—	—	—	—	246	—	—	246
Net income (loss)	—	—	—	—	—	—	910	910
Balance as of March 31, 2024	9,690	$96	220	$2	$201,912	$(2,662)	$(161,420)	$37,928

Three Months Ended March 31, 2023
Balance as of December 31, 2022	9,337	$93	220	$2	$201,535	$(2,662)	$(170,114)	$28,854
Issuance of common stock, net of shares withheld for taxes	141	1	—	—	(294)	—	—	(293)
Stock-based compensation	—	—	—	—	238	—	—	238
Net income (loss)	—	—	—	—	—	—	754	754
Balance as of March 31, 2023	9,478	$94	220	$2	$201,479	$(2,662)	$(169,360)	$29,553

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$910	$754
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68	67
Stock-based compensation	246	238
(Gain) loss on real estate ventures	193	411
Deferred income taxes	210	156
Accrued interest income	(48)	—
(Gain) loss on deferred compensation plan	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(4)	(273)
Prepaid expenses and other current assets	(208)	(192)
Accrued personnel costs	(3,903)	(3,965)
Accounts payable and accrued liabilities	61	225
Deferred compensation plan liabilities	229	—
Other assets and liabilities	6	13
Net cash provided by (used in) operating activities	(2,241)	(2,566)

Investing Activities
Investments in real estate ventures	(23)	(33)
Distributions from real estate ventures	586	334
Purchase of deferred compensation plan securities	(253)	—
Purchase of fixed assets/leasehold improvements/intangibles	(191)	(104)
Net cash provided by (used in) investing activities	119	197

Financing Activities
Payment of taxes related to the net share settlement of equity awards	(444)	(294)
Net cash provided by (used in) financing activities	(444)	(294)

Net increase (decrease) in cash and cash equivalents	(2,566)	(2,663)
Cash and cash equivalents, beginning of period	18,788	11,722
Cash and cash equivalents, end of period	$16,222	$9,059

Supplemental Cash Flow Information
Net cash paid (received) for:
Interest	$(93)	$—
Income taxes	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

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
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s fiscal year 2023 Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the SEC on March 21, 2024. The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements contained in the 2023 Annual Report.
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
Recent Accounting Pronouncements - Adopted
In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842) – Common Control Arrangements.” This guidance amends certain provisions of ASC 842, specifically those that apply to leasing arrangements between related parties under common control. The standard is effective for fiscal years beginning after December 15, 2023, and early adoption was permitted. The Company adopted the standard effective January 1, 2024 and determined that adoption of the standard had no material impact on its consolidated financial statements and related disclosures.
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
3. Investments in Real Estate Ventures
The following table summarizes the Company's investments in real estate ventures that are recorded on the consolidated balance sheets (in thousands):

		March 31,	December 31,
Investment	Ownership %	2024	2023	Accounting Method
Investors X	50.0%	$402	$976	Fair Value
The Hartford	2.5%	599	610	Fair Value
BLVD Forty Four	5.0%	1,798	1,837	Fair Value
BLVD Ansel	5.0%	1,963	2,090	Fair Value
Total investments recorded at fair value		4,762	5,513
Comstock 41	100.0%	1,566	1,564	Consolidated
Total investments in real estate ventures		$6,328	$7,077
The Company’s maximum loss exposure on each of its investments in real estate ventures is equal to the carrying amount of the investment. Additional details on each investment are as follows:
Investors X
In April 2019, the Company entered into a master transfer agreement with CP Real Estate Services, LC (“CPRES”), an entity owned by Comstock’s Chief Executive Officer Christopher Clemente, that entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of March 31, 2024, all residential lots have been sold. The proceeds from the sales will be released as land development work associated with these projects is completed. (See Note 12 for additional information).
The Hartford
In December 2019, the Company entered into a joint venture with Comstock Partners, LC ("CP"), an entity controlled by Mr. Clemente and wholly owned by Mr. Clemente and certain family members, to acquire The Hartford Building ("The Hartford"), a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia. Built in 2003, the 211,000 square foot LEED gold-certified, mixed-use building is located in the premier Rosslyn-Ballston corridor. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in The Hartford and secured a $87.0 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property in exchange for market-rate fees, for which it recognized $0.3 million of revenue for the three months ended March 31, 2024. Fair value of the property is determined on a quarterly basis using an income approach and sales comparable approach model. As of March 31, 2024, the Company’s ownership interest in the Hartford was 2.5%. (See Note 12 for additional information).

BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was rebranded as BLVD Forty Four. Built in 2015 and located one block from the Rockville Station on Metro's Red Line in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market-rate fees, for which it recognized $0.3 million of revenue for the three months ended March 31, 2024. Fair value of the property is determined on a quarterly basis using an income approach and sales comparable approach model. As of March 31, 2024, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 12 for additional information).
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail space, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market-rate fees, for which it recognized $0.3 million of revenue for the three months ended March 31, 2024. Fair value is determined on a quarterly basis using an income approach and sales comparable approach model. As of March 31, 2024, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 12 for additional information).
The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2023	$5,513
Investments	20
Distributions	(586)
Change in fair value	(185)
Balance as of March 31, 2024	$4,762
Comstock 41
In December 2023, the Company completed the acquisition of an 18,150 square foot land parcel located at 41 Maryland Avenue in Rockville, Maryland (“Comstock 41”) through a wholly owned subsidiary for $1.5 million. This investment property sits adjacent to BLVD Ansel and BLVD Forty-Four and is currently a surface parking lot. Comstock 41 has existing entitlements for at least 117 dwelling units and approximately 11,000 square feet of retail space. (See Note 12 for additional information).
Other Investments
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of STS net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations and was immaterial for the three months ended March 31, 2024 and 2023.
4. Leases
The Company has operating leases for office space leased in various buildings for its own use. The Company's leases typically have terms ranging from 5 to 10 years. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease costs related to the Company's operating leases are primarily reflected in "cost of revenue" in the consolidated statements of operations, as they are a reimbursable cost under the Company's respective asset management agreements. (See Note 12 for additional information).

The following table summarizes operating lease costs, by type (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs
Fixed lease costs	$297	$297
Variable lease costs	106	109
Total operating lease costs	$403	$406
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for lease liabilities:
Operating cash flows from operating leases	$398	$389
As of March 31, 2024, the Company's operating leases had a weighted-average remaining lease term of 6.5 years and a weighted-average discount rate of 4.64%.
The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2024 (9 months)	$876
2025	1,194
2026	1,222
2027	1,204
2028	1,233
Thereafter	2,336
Total future lease payments	8,065
Imputed interest	(1,147)
Total lease liabilities	$6,918
The Company does not have any leases which have not yet commenced as of March 31, 2024.
5. Debt
In March 2020, the Company entered into a five-year Revolving Capital Line of Credit Agreement with CPRES, pursuant to which the Company secured a $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum (the “Credit Facility”). As of March 31, 2024, the full balance of the Credit Facility remained available for use up through the March 19, 2025 expiration date, and the Company had no outstanding debt or financing arrangements for which future payments are due.
6. Commitments and Contingencies
The Company maintains certain non-cancelable operating leases that contain various renewal options. (See Note 4 for additional information).
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

7. Fair Value Disclosures
As of March 31, 2024, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximated fair value because of the short-term nature of these instruments.
As of March 31, 2024, deferred compensation plan assets, which are Company-funded investments that are meant to correlate with participant-directed hypothetical investments in stock and bond mutual funds, are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held (Level 1). Corresponding deferred compensation plan liabilities reflect the fair value of the aforementioned hypothetical investments and are based on inputs derived principally from observable market data (Level 2) through their direct correlation with the deferred compensation plan assets.
As of March 31, 2024, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). (See Note 3 for additional information).
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
8. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock upon transfer. As of March 31, 2024, the Company had not declared any dividends.
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of March 31, 2024, there were 1.3 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three months ended March 31, 2024, and 2023, the Company recorded stock-based compensation expense of $0.2 million and $0.2 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of March 31, 2024, there was $1.6 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 2.1 years.
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

The following table summarizes all restricted stock unit activity (in thousands, except per share data):

		RSUs Outstanding	Weighted-Average Grant Date Fair Value
	Balance as of December 31, 2023	671	$3.42
	Granted	234	4.72
	Performance awards (1)	3	3.18
	Released	(252)	3.11
	Canceled/Forfeited	(25)	4.40
	Balance as of March 31, 2024	631	$3.99
	Vested and expected to vest after March 31, 2024	632	3.99

(1)	Represents additional restricted stock units that vested and were released as a result of the satisfaction of a performance vesting condition.
The total intrinsic value of RSUs that vested during the three months ended March 31, 2024 and 2023 was $1.2 million and $0.9 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	116	$3.07	3.9	$192
Granted	—	—
Exercised	—	—
Canceled/Forfeited	—	—
Expired	—	—
Balance as of March 31, 2024	116	$3.07	3.6	$261
Exercisable as of March 31, 2024	116	$3.07	3.6	$261
There were no stock option exercises during the three months ended March 31, 2024 and 2023.
9. Revenue
All of the Company's revenue for the three months ended March 31, 2024 and 2023 was generated in the United States.

The following tables summarize the Company’s revenue by line of business, customer type, and contract fee type (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue by Line of Business
Asset management	$6,255	$6,529
Property management	2,745	2,606
Parking management	1,638	1,140
Total revenue	$10,638	$10,275

	Three Months Ended March 31,
	2024	2023
Revenue by Customer Type
Related party	$10,174	$9,964
Commercial	464	311
Total revenue	$10,638	$10,275

		Three Months Ended March 31,
		2024	2023
	Revenue by Contract Fee Type (1)
	Fixed-price	$1,587	$1,745
	Cost-plus	5,332	5,514
	Variable	3,719	3,016
	Total revenue	$10,638	$10,275

(1)	Certain contracts contain multiple revenue streams with characteristics that lend to classification in more than one category
10. Income Taxes
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
The Company's effective tax rates for the three months ended March 31, 2024 and 2023 differ from the U.S. federal statutory tax rate of 21%, primarily due to state income taxes and the impact of stock compensation shortfall/windfall adjustments.

11. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss) - Basic and Diluted	$910	$754

Denominator:
Weighted-average common shares outstanding - Basic	9,794	9,583
Effect of common share equivalents	375	486
Weighted-average common shares outstanding - Diluted	10,169	10,069

Net income (loss) per share:
Basic	$0.09	$0.08
Diluted	$0.09	$0.07
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Restricted stock units	—	1
Stock options	6	—
Warrants	38	65
12. Related Party Transactions
Asset Management Agreements
In June 2022, CHCI Asset Management, L.C. (“CAM”), an entity wholly owned by the Company, entered into a new master asset management agreement with CP (the “2022 AMA”) that superseded in its entirety the previous asset management agreement between CAM and CPRES dated April 30, 2019 (the “2019 AMA”). Entry into the 2022 AMA was unanimously approved by the independent directors of the Company.
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

Pursuant to the fee structures set forth in the 2022 AMA, CAM is entitled to receive an annual payment equal to the greater of the "Cost-Plus Fee" or the "Market Rate Fee". The Cost-Plus Fee is equal to the sum of (i) the comprehensive costs incurred by or for providing services to the Anchor Portfolio, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations of a public company, and (iii) a fixed annual payment of $1.0 million. The Market Rate Fee calculation is defined in the 2022 AMA as the sum of the fees detailed in the following table:

Description	2022 AMA Fees
Asset Management Fee	2.5% of Anchor Portfolio revenue
Entitlement Fee	15% of total re-zoning costs
Development and Construction Fee	5% of development costs (excluding previously charged Entitlement Fees)
Property Management Fee	1% of Anchor Portfolio revenue
Acquisition Fee	1% on first $50 million of purchase price; 0.5% above $50 million
Disposition Fee	1% on first $50 million of sale price; 0.5% above $50 million
In addition to the annual payment of either the Market Rate Fee or the Cost-Plus Fee, CAM is also entitled on an annual basis to receive certain supplemental fees, as detailed for the respective asset management agreements in the following table:

	Description	2022 AMA
Incentive Fee
When receiving Market Rate Fee:
On a mark-to-market basis, equal to 20% of the imputed profit of certain real estate assets comprising the Anchor Portfolio for which a Triggering Event(1) has occurred, after calculating a compounding preferred return of 8% on CP invested capital (the “Market Incentive Fee”)

When receiving the Cost-Plus Fee:
On a mark-to-market basis, an incentive fee equal to 10% of the imputed profit of certain real estate assets comprising the Anchor Portfolio for which a Triggering Event[1] has occurred, after calculating a compounding preferred return of 8% on CP invested capital (the “Base Incentive Fee”)

	Investment Origination Fee	1% of raised capital
	Leasing Fee	$1/per sqft. for new leases and $0.50/per sqft. for lease renewals
	Loan Origination Fee	1% of any Financing Transaction or other commercially reasonable and mutually agreed upon fee

(1)
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

Construction Management Agreements
The Company has construction management agreements with properties owned by CP Entities under which the Company receives fees to provide certain construction management and supervision services, including management of tenant buildouts and casualty event remediation and restoration. The Company typically receives a construction management fee that is set forth in the applicable tenant’s lease or executed work authorization and based on a percentage of the total costs (or total hard costs) of the project.
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
Business Management Agreements
On April 30, 2019, CAM entered into a Business Management Agreement with Investors X, whereby CAM provides Investors X with asset and professional services related to the wind down of the Company’s divested homebuilding operations and the continuation of services related to the Company’s divested land development activities. The aggregate fee payable to CAM from Investors X under the Business Management Agreement, which ended on December 31, 2022, was $0.9 million payable in 15 quarterly installments of $0.1 million each. The Company considers Investors X to be a variable interest entity over which it does not have the power to direct activities that most significantly impact economic performance, therefore it is not the primary beneficiary of Investors X and does not have to consolidate the entity into its financial results. (See Note 3 for additional information).
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
On February 1, 2024, CAM entered into a Business Management Agreement (the “SH Management Agreement”) with Springfield Holdings, LLC (“Springfield”), an entity controlled by a member of CP, whereby CAM provides Springfield with professional management and consultation on land development and real estate transactions for a residential community located in Ranson, West Virginia. The initial term of the SH Management Agreement expires on December 31, 2024 with automatic one-year renewals. The SH Management Agreement provides that Springfield will reimburse CAM for certain immaterial title, survey, and architectural expenses at cost.
The Hartford
In December 2019, the Company made an investment related to the purchase of The Hartford, a stabilized commercial office building located at 3101 Wilson Boulevard in the Clarendon area of Arlington, Virginia. In conjunction with the investment, the Company entered into an operating agreement with CP to form Comstock 3101 Wilson, LC, to purchase The Hartford. Pursuant to the Operating Agreement, the Company held a minority membership interest of The Hartford and the remaining membership interests of The Hartford are held by CP.
In February 2020, the Company, CP and DWF VI 3101 Wilson Member, LLC (“DWF”), an unaffiliated, third party, equity investor in the Hartford, entered into a limited liability company agreement (the “DWC Operating Agreement”) to form DWC 3101 Wilson Venture, LLC (“DWC”) to, among other things, acquire, own and hold all interests in The Hartford. In furtherance thereof, on February 7, 2020, the Original Operating Agreement was amended and restated (the “A&R Operating Agreement”) to memorialize the Company’s and CP’s assignment of 100% of its membership interests in The Hartford to DWC. As a result thereof, DWC is the sole member of the Hartford Owner. The Company and CP, respectively, hold minority membership interests in, and DWF holds the majority membership interest in, DWC. (See Note 3 for additional information).
BLVD Forty Four/BLVD Ansel
In October 2021 and March 2022, the Company entered into joint ventures with CP to acquire BLVD Forty Four and BLVD Ansel, respectively, two adjacent mixed-use luxury high-rise apartment buildings located near the Rockville Metro Station in

Rockville, Maryland. The Company considers BLVD Forty Four and BLVD Ansel to be variable interest entities upon which it exercises significant influence; however, considering key factors such as the Company’s ownership interest and participation in policy-making decisions by majority equity holders, and oversight of management services by majority equity holders, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Given that the Company is not the entity most closely associated with the properties, it concluded that it is not the primary beneficiary and does not have a controlling financial interest in either property. (See Note 3 for additional information).
In conjunction with the acquisition of Comstock 41, the Company entered into an amendment to the existing asset management agreement with CP to introduce an acquisition pursuit fee of $0.1 million and contingent entitlement success fee to pursue potential relocation of moderately-priced dwelling units ("MPDUs") from BLVD Forty Four to Comstock 41. The acquisition pursuit fee was earned and recognized as revenue for the year ended December 31, 2023, upon the completion of the Comstock 41 acquisition. The entitlement success fee, if earned, will equal 25% of the economic value created by the relocation of the MPDUs (subject to reasonable agreed upon changes at the time of the calculation) and due upon approval of a finalized amendment to the existing project development plan by local government agencies. (See Note 3 for additional information).
Corporate Leases
In November 2020, the Company relocated its corporate headquarters to office space owned and controlled by its Chief Executive Officer Christopher Clemente and his family, pursuant to a ten-year lease agreement. In November 2022, the Company executed a 3,778 square foot lease expansion agreement with terms that align with the original agreement. In January 2022, ParkX Management, LC, a subsidiary of the Company, entered into a separate five-year lease agreement with an affiliate controlled and owned by Mr. Clemente and his family to host ParkX's specialized remote monitoring center operations. (See Note 4 for additional information).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2023 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2024” refer to the three months ended March 31, 2024 and references to “2023” refer to the three months ended March 31, 2023. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
Managed Portfolio
The following table summarizes the operating assets that are included in our managed portfolio:

	Type	# of Assets	Size/Scale	% Leased
	Commercial(1)	14	2.3 million sqft.	82%
	Residential	6	1.8 million sqft. / ~1,700 units	96%
	ParkX - Garages	30	~20,000 spaces
	ParkX - Security & Other	15	~1,500 hrs/week
	Total	65

(1)	% leased reflects Q124 delivery new office tower located in The Row at Reston Station. Excluding this newly delivered property, the % leased for the Commercial portfolio is 93%.

In addition, we manage the following assets that are under construction and scheduled for delivery in the next 12 to 24 months:
•2 commercial assets that represent approximately 266,000 square feet;
•1 residential asset with 420 units representing approximately 430,000 square feet;
•1 JW Marriott-branded hotel/condominium with 243 keys and 94 residential units representing a total of approximately 520,000 square feet; and
•1 commercial parking garages with approximately 1,300 spaces.
Our development pipeline currently includes 5 commercial assets that represent approximately 1.5 million square feet, 6 residential assets with 2,599 units that represent approximately 2.8 million square feet, and 1 hotel that will include 140 keys. At full build out, our managed portfolio of assets is currently projected to total 82 assets representing nearly 10 million square feet.
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
Comstock 41 - Additional Information
Given its proximity to BLVD 44, we plan to explore rezoning opportunities at Comstock 41 that would allow for potential relocation of moderately-priced dwelling units from BLVD 44 to Comstock 41 as well as utilization of excess parking capacity at both BLVD 44 and BLVD Ansel. In conjunction with the acquisition, we entered into a contingent fee agreement with BLVD 44 should these pursuits prove successful (See Note 12 in the Notes to Condensed Consolidated Financial Statements for additional information).

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
Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$10,638	$10,275
Operating costs and expenses:
Cost of revenue	8,885	8,323
Selling, general, and administrative	535	564
Depreciation and amortization	68	67
Total operating costs and expenses	9,488	8,954
Income (loss) from operations	1,150	1,321
Other income (expense):
Interest income	141	—
Gain (loss) on real estate ventures	(193)	(411)
Other income (expense), net	22	—
Income (loss) from operations before income tax	1,120	910
Provision for (benefit from) income tax	210	156
Net income (loss)	$910	$754
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue
The following table summarizes revenue by line of business (in thousands):

	Three Months Ended March 31,
	2024		2023		Change
	Amount	%	Amount	%	$	%
Asset management	$6,255	58.8%	$6,529	63.5%	$(274)	(4.2)%
Property management	2,745	25.8%	2,606	25.4%	139	5.3%
Parking management	1,638	15.4%	1,140	11.1%	498	43.7%
Total revenue	$10,638	100.0%	$10,275	100.0%	$363	3.5%
Revenue increased 3.5% in 2024. The $0.4 million comparative increase was primarily driven by the continued expansion of our managed portfolio that included 20 additional assets in 2024, driving a $0.5 million, or 44.5%, increase in recurring property management fee-based revenue and a corresponding $0.2 million increase in reimbursable staffing charges. Partially offsetting the revenue increase was a $0.3 million net decrease in supplemental revenue driven by significant finders' fees associated with 2023 leasing activity.

Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Cost of revenue	$8,885	$8,323	$562	6.8%
Selling, general, and administrative	535	564	(29)	(5.1)%
Depreciation and amortization	68	67	1	1.5%
Total operating costs and expenses	$9,488	$8,954	$534	6.0%
Operating costs and expenses increased 6.0% in 2024. The $0.5 million increase was primarily due to a $0.3 million net increase in personnel expenses stemming from increased headcount and employee compensation, as well as other minor increases in billable costs that stem from our overall managed portfolio growth.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Interest income	$141	$—	$141	N/M
Gain (loss) on real estate ventures	(193)	(411)	218	(53.0)%
Other income (expense), net	22	—	22	N/M
Total other income (expense)	$(30)	$(411)	$381	N/M
Other income (expense) changed by $0.4 million in 2024, primarily due to a $0.2 million improvement in mark-to-market valuation impacts from equity method investments in real estate ventures and a $0.1 million increase in interest income stemming from interest earned on money market sweep accounts that were not active in 2023.
Income taxes
Provision for income tax was $0.2 million in both 2024 and 2023. The effective tax rates for the three months ended March 31, 2024 and 2023 differ from the U.S. federal statutory tax rate of 21% primarily due to state income taxes and the impact of stock compensation shortfall/windfall adjustments.
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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$910	$754
Interest income	(141)	—
Income taxes	210	156
Depreciation and amortization	68	67
Stock-based compensation	246	238
(Gain) loss on real estate ventures	193	411
Adjusted EBITDA	$1,486	$1,626
The $0.1 million decrease in Adjusted EBITDA is primarily driven by higher supplemental revenue from leasing finders' fees in 2023, partially offset by an increase in recurring fee-based property management revenue in the current period.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of March 31, 2024 were our cash and cash equivalents of $16.2 million and our $10.0 million of available borrowings on our credit facility.
Significant factors which could affect future liquidity include the adequacy of available lines of credit, cash flows generated from operating activities, working capital management and investments.
Our primary capital needs are for working capital obligations and other general corporate purposes, including investments and capital expenditures. Our primary sources of working capital are cash from operations and distributions from investments in real estate ventures. We have historically financed our operations with internally generated funds and, more rarely and only when necessary, borrowings from our credit facilities. (See Note 5 in the Notes to Condensed Consolidated Financial Statements for additional information). We believe we currently have adequate liquidity and availability of capital to fund our present operations.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	Change ($)
Net cash provided by (used in) operating activities	$(2,241)	$(2,566)	$325
Net cash provided by (used in) investing activities	119	197	(78)
Net cash provided by (used in) financing activities	(444)	(294)	(150)
Net increase (decrease) in cash and cash equivalents	$(2,566)	$(2,663)	$97
Operating Activities
The $0.3 million decrease in net cash used in operating activities was primarily driven by a $0.4 million incremental cash inflow stemming from changes to our net working capital, partially offset by an immaterial decrease in net income from continuing operations after adjustments for non-cash items. The net working capital increase was primarily influenced by increased accounts receivable collections and non-qualified deferred compensation accruals, partially offset by a comparative decrease in accounts payable and accrued liabilities in the current period. Our first quarter operating cash activity in both periods presented resulted in a net use of cash due to the scheduled payout of year-end bonus accruals.

Investing Activities
The $0.1 million decrease in net cash provided investing activities was primarily driven by a $0.3 million increase in purchases of securities to fund non-qualified deferred compensation plan liabilities and a $0.1 million increase in purchases of fixed assets, partially offset by a $0.3 million increase in distributions received from investments in real estate ventures.
Financing Activities
The $0.2 million increase in net cash used in financing activities was primarily driven by a $0.2 million increase in cash paid for taxes related to the net share settlement of equity awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 6 in the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

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

* Filed herewith
‡ Furnished herewith
Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023;
(ii)	Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023;
(iii)	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023;
(iv)	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and
(v)	Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 14, 2024	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer

Date: May 14, 2024	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer