Form 10-Q
period 2024-06-30
Comstock Holding Companies, Inc.
filed 2024-08-08
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2024, 9,641,580 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended June 30, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$17,431	$18,788
Accounts receivable, net	437	496
Accounts receivable - related parties	6,106	4,749
Prepaid expenses and other current assets	514	353
Total current assets	24,488	24,386
Fixed assets, net	545	478
Intangible assets	144	144
Leasehold improvements, net	74	89
Investments in real estate ventures	6,239	7,077
Operating lease assets	6,358	6,790
Deferred income taxes, net	10,318	10,885
Deferred compensation plan assets	390	53
Other assets	24	37
Total assets	$48,580	$49,939

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$1,433	$4,681
Accounts payable and accrued liabilities	882	838
Current operating lease liabilities	888	854
Total current liabilities	3,203	6,373
Deferred compensation plan liabilities	391	77
Operating lease liabilities	5,819	6,273
Total liabilities	9,413	12,723
Commitments and contingencies (Note 6)
Stockholders' equity:
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,705 issued and 9,619 outstanding as of June 30, 2024; 9,525 issued and 9,440 outstanding as of December 31, 2023	96	94
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of June 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	202,205	202,112
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(160,474)	(162,330)
Total stockholders' equity	39,167	37,216
Total liabilities and stockholders' equity	$48,580	$49,939

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$10,753	$8,967	$21,391	$19,242
Operating costs and expenses:
Cost of revenue	8,907	7,681	17,792	16,004
Selling, general, and administrative	546	572	1,081	1,136
Depreciation and amortization	73	71	141	138
Total operating costs and expenses	9,526	8,324	19,014	17,278
Income (loss) from operations	1,227	643	2,377	1,964
Other income (expense):
Interest income	166	—	307	—
Gain (loss) on real estate ventures	(101)	(68)	(294)	(479)
Other income (expense), net	11	47	33	47
Income (loss) from operations before income tax	1,303	622	2,423	1,532
Provision for (benefit from) income tax	357	147	567	303
Net income (loss)	$946	$475	$1,856	$1,229

Weighted-average common stock outstanding:
Basic	9,830	9,632	9,812	9,608
Diluted	10,300	10,052	10,243	10,060

Net income (loss) per share:
Basic	$0.10	$0.05	$0.19	$0.13
Diluted	$0.09	$0.05	$0.18	$0.12

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Class A		Class B
	Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three and Six Months Ended June 30, 2024
Balance as of December 31, 2023	9,525	$94	220	$2	$202,112	$(2,662)	$(162,330)	$37,216
Issuance of common stock, net of shares withheld for taxes	165	2	—	—	(446)	—	—	(444)
Stock-based compensation	—	—	—	—	246	—	—	246
Net income (loss)	—	—	—	—	—	—	910	910
Balance as of March 31, 2024	9,690	$96	220	$2	$201,912	$(2,662)	$(161,420)	$37,928
Issuance of common stock, net of shares withheld for taxes	15	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	290	—	—	290
Net income (loss)	—	—	—	—	—	—	946	946
Balance as of June 30, 2024	9,705	$96	220	$2	$202,205	$(2,662)	$(160,474)	$39,167

Three and Six Months Ended June 30, 2023
Balance as of December 31, 2022	9,337	$93	220	$2	$201,535	$(2,662)	$(170,114)	$28,854
Issuance of common stock, net of shares withheld for taxes	141	1	—	—	(294)	—	—	(293)
Stock-based compensation	—	—	—	—	238	—	—	238
Net income (loss)	—	—	—	—	—	—	754	754
Balance as of March 31, 2023	9,478	$94	220	$2	$201,479	$(2,662)	$(169,360)	$29,553
Issuance of common stock, net of shares withheld for taxes	33	—	—	—	(96)	—	—	(96)
Stock-based compensation	—	—	—	—	266	—	—	266
Net income (loss)	—	—	—	—	—	—	475	475
Balance as of June 30, 2023	9,511	$94	220	$2	$201,649	$(2,662)	$(168,885)	$30,198

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income (loss)	$1,856	$1,229
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	141	138
Stock-based compensation	536	504
(Gain) loss on real estate ventures	294	479
Distributions from real estate ventures	—	27
Deferred income taxes	567	303
Accrued interest income	(56)	—
(Gain) loss on deferred compensation plan	1	—
Changes in operating assets and liabilities:
Accounts receivable	(1,298)	(1,688)
Prepaid expenses and other current assets	(105)	(268)
Accrued personnel costs	(3,248)	(3,220)
Accounts payable and accrued liabilities	44	98
Deferred compensation plan liabilities	289	—
Other assets and liabilities	12	25
Net cash provided by (used in) operating activities	(967)	(2,373)

Investing Activities
Investments in real estate ventures	(29)	(89)
Distributions from real estate ventures	586	334
Purchase of deferred compensation plan securities	(312)	—
Purchase of fixed assets/leasehold improvements/intangibles	(194)	(173)
Net cash provided by (used in) investing activities	51	72

Financing Activities
Payment of taxes related to the net share settlement of equity awards	(441)	(390)
Net cash provided by (used in) financing activities	(441)	(390)

Net increase (decrease) in cash and cash equivalents	(1,357)	(2,691)
Cash and cash equivalents, beginning of period	18,788	11,722
Cash and cash equivalents, end of period	$17,431	$9,031

Supplemental Cash Flow Information
Net cash paid (received) for:
Interest	$(251)	$—
Income taxes	—	9

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
3. Investments in Real Estate Ventures
The following table summarizes the Company's investments in real estate ventures that are recorded on the consolidated balance sheets (in thousands):

		June 30,	December 31,
Investment	Ownership %	2024	2023	Accounting Method
Investors X	50.0%	$412	$976	Fair Value
The Hartford	2.5%	540	610	Fair Value
BLVD Forty Four	5.0%	1,780	1,837	Fair Value
BLVD Ansel	5.0%	1,934	2,090	Fair Value
Total investments recorded at fair value		4,666	5,513
Comstock 41	100.0%	1,573	1,564	Consolidated
Total investments in real estate ventures		$6,239	$7,077
The Company’s maximum loss exposure on each of its investments in real estate ventures is equal to the carrying amount of the investment. Additional details on each investment are as follows:
Investors X
In April 2019, the Company entered into a master transfer agreement with CP Real Estate Services, LC (“CPRES”), an entity owned by Comstock’s Chief Executive Officer Christopher Clemente, that entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of June 30, 2024, all residential lots have been sold. The proceeds from the sales will be released as land development work associated with these projects is completed. (See Note 12 for additional information).
The Hartford
In December 2019, the Company entered into a joint venture with Comstock Partners, LC ("CP"), an entity controlled by Mr. Clemente and wholly owned by Mr. Clemente and certain family members, to acquire The Hartford Building ("The Hartford"), a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia. Built in 2003, the 211,000 square foot LEED gold-certified, mixed-use building is located in the premier Rosslyn-Ballston corridor. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in The Hartford and secured a $87.0 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property in exchange for market-rate fees, for which it recognized $0.2 million and $0.5 million of revenue for the three and six months ended June 30, 2024, respectively. Fair value of the property is determined on a quarterly basis using an income approach and sales comparable approach model. As of June 30, 2024, the Company’s ownership interest in the Hartford was 2.5%. (See Note 12 for additional information).

BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was rebranded as BLVD Forty Four. Built in 2015 and located one block from the Rockville Station on Metro's Red Line in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market-rate fees, for which it recognized $0.3 million and $0.7 million of revenue for the three and six months ended June 30, 2024, respectively. Fair value of the property is determined on a quarterly basis using an income approach and sales comparable approach model. As of June 30, 2024, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 12 for additional information).
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail space, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market-rate fees, for which it recognized $0.3 million and $0.6 million of revenue for the three and six months ended June 30, 2024, respectively. Fair value is determined on a quarterly basis using an income approach and sales comparable approach model. As of June 30, 2024, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 12 for additional information).
The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2023	$5,513
Investments	20
Distributions	(586)
Change in fair value	(281)
Balance as of June 30, 2024	$4,666
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
Other Investments
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of STS net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations and was immaterial for the six months ended June 30, 2024 and 2023.
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

The following table summarizes operating lease costs, by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs
Fixed lease costs	$296	$296	$593	$593
Variable lease costs	91	130	197	239
Total operating lease costs	$387	$426	$790	$832
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for lease liabilities:
Operating cash flows from operating leases	$377	$411	$775	$800
As of June 30, 2024, the Company's operating leases had a weighted-average remaining lease term of 6.3 years and a weighted-average discount rate of 4.64%.
The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2024 (6 months)	$586
2025	1,194
2026	1,222
2027	1,204
2028	1,233
Thereafter	2,335
Total future lease payments	7,774
Imputed interest	(1,067)
Total lease liabilities	$6,707
The Company does not have any leases which have not yet commenced as of June 30, 2024.
5. Debt
In March 2020, the Company entered into a five-year Revolving Capital Line of Credit Agreement with CPRES, pursuant to which the Company secured a $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum (the “Credit Facility”). As of June 30, 2024, the full balance of the Credit Facility remained available for use up through the March 19, 2025 expiration date, and the Company had no outstanding debt or financing arrangements for which future payments are due.
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

7. Fair Value Disclosures
As of June 30, 2024, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximated fair value because of the short-term nature of these instruments.
As of June 30, 2024, deferred compensation plan assets, which are Company-funded investments that are meant to correlate with participant-directed hypothetical investments in stock and bond mutual funds, are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held (Level 1). Corresponding deferred compensation plan liabilities reflect the fair value of the aforementioned hypothetical investments and are based on inputs derived principally from observable market data (Level 2) through their direct correlation with the deferred compensation plan assets.
As of June 30, 2024, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). (See Note 3 for additional information).
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
8. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock upon transfer. As of June 30, 2024, the Company had not declared any dividends.
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of June 30, 2024, there were 1.3 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense of $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $0.3 million and $0.5 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of June 30, 2024, there was $1.3 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 2.0 years.
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

The following table summarizes all restricted stock unit activity (in thousands, except per share data):

		RSUs Outstanding	Weighted-Average Grant Date Fair Value
	Balance as of December 31, 2023	671	$3.42
	Granted	234	4.72
	Performance awards (1)	3	3.18
	Released	(256)	3.10
	Canceled/Forfeited	(30)	4.40
	Balance as of June 30, 2024	622	$3.99
	Vested and expected to vest after June 30, 2024	619	3.99

(1)	Represents additional restricted stock units that vested and were released as a result of the satisfaction of a performance vesting condition.
The total intrinsic value of RSUs that vested during the six months ended June 30, 2024 and 2023 was $1.2 million and $1.1 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	116	$3.07	3.9	$192
Granted	—	—
Exercised	(8)	1.76
Canceled/Forfeited	—	—
Expired	—	—
Balance as of June 30, 2024	108	$3.17	3.3	$361
Exercisable as of June 30, 2024	108	$3.17	3.3	$361
The total intrinsic value of stock options exercised during the six months ended June 30, 2024 was immaterial. There were no stock options exercised in 2023.
9. Revenue
All of the Company's revenue for the three and six months ended June 30, 2024 and 2023 was generated in the United States.

The following tables summarize the Company’s revenue by line of business, customer type, and contract fee type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by Line of Business
Asset management	$5,991	$5,367	$12,246	$11,896
Property management	2,703	2,520	5,448	5,126
Parking management	2,059	1,080	3,697	2,220
Total revenue	$10,753	$8,967	$21,391	$19,242

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by Customer Type
Related party	$9,980	$8,730	$20,154	$18,694
Commercial	773	237	1,237	548
Total revenue	$10,753	$8,967	$21,391	$19,242

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
	Revenue by Contract Fee Type (1)
	Fixed-price	$1,494	$1,019	$3,081	$2,764
	Cost-plus	5,184	5,081	10,516	10,595
	Variable	4,075	2,867	7,794	5,883
	Total revenue	$10,753	$8,967	$21,391	$19,242

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
The Company's effective tax rates for the three and six months ended June 30, 2024 and 2023 differ from the U.S. federal statutory tax rate of 21%, primarily due to impact of state income taxes and stock compensation shortfall/windfall adjustments.

11. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) - Basic and Diluted	$946	$475	$1,856	$1,229

Denominator:
Weighted-average common shares outstanding - Basic	9,830	9,632	9,812	9,608
Effect of common share equivalents	470	420	431	452
Weighted-average common shares outstanding - Diluted	10,300	10,052	10,243	10,060

Net income (loss) per share:
Basic	$0.10	$0.05	$0.19	$0.13
Diluted	$0.09	$0.05	$0.18	$0.12
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	1	—	—	2
Stock options	2	32	4	30
Warrants	7	84	20	74
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2023 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2024” refer to the three and six months ended June 30, 2024 and references to “2023” refer to the three and six months ended June 30, 2023. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
Managed Portfolio
The following table summarizes the operating assets that are included in our managed portfolio:

	Type	# of Assets	Size/Scale	% Leased
	Commercial(1)	14	2.3 million sqft.	82%
	Residential	6	1.8 million sqft. / ~1,700 units	97%
	ParkX - Garages	30	~20,000 spaces
	ParkX - Security & Other	19	~1,500 hrs/week
	Total	69

(1)	% leased reflects Q124 delivery of a new office tower located in The Row at Reston Station. Excluding this recently delivered property, the % leased for the Commercial portfolio is 93%.

In addition, we manage the following assets that are under construction and scheduled for delivery in the next 12 to 24 months:
•2 commercial assets that represent approximately 266,000 square feet;
•1 residential asset with 420 units representing approximately 430,000 square feet;
•1 JW Marriott-branded hotel/condominium with 243 keys and 94 residential units representing a total of approximately 520,000 square feet; and
•1 commercial parking garage with approximately 1,300 spaces.
Our development pipeline currently includes 5 commercial assets that represent approximately 1.5 million square feet, 6 residential assets with 2,599 units that represent approximately 2.8 million square feet, and 1 hotel that will include 140 keys. At full build out, our managed portfolio of assets is currently projected to total 86 assets representing nearly 10 million square feet.
The following tables provide further details on the assets that comprise our managed portfolio:

Anchor Portfolio
Name	Asset Status	Description
Reston Station	Operating + Under Construction + In Development	Among the largest mixed-use, transit-oriented developments in the Washington, D.C. region, covering nearly 90 acres spanning the Dulles Toll Road and surrounding the Wiehle Reston-East Metro Station and strategically located mid-way between Tysons, Va. and Dulles International Airport on Metro's Silver Line (Fairfax County, Va.)
Loudoun Station	Operating + In Development	Loudoun County’s first fully integrated mixed-use, transit-oriented development located at the terminus station, Metro's Ashburn Station on the Silver Line in Ashburn, Va (Loudoun County, Va.)
Herndon Station	In Development	Located in the Historic Downtown District of the Town of Herndon, Va., this planned mixed-use development is subject of a public-private partnership with the Town of Herndon

Other Portfolio Assets
Name	Asset Status	Description
The Hartford	Operating	Acquired in 2019, this 211,000 square foot mixed-use building is located adjacent to the Clarendon Station on Metro's Orange Line and is the subject of a joint venture with DivcoWest and Comstock Partners, LC. The premier office tower in the Ballston Corridor submarket of Arlington County, Va.
BLVD Forty Four	Operating	Acquired in 2021, this 15-story, mixed-use 250-unit, luxury high-rise apartment tower is located adjacent to BLVD Ansel and just 1 block from the Rockville Station on Metro’s Red Line in Rockville, Md (Montgomery County) and is the subject of a joint venture with Comstock Partners, LC. The two-building complex is the premier residential offering in Rockville Town Center.
BLVD Ansel	Operating	Acquired in 2022, this 18-story, mixed-use 250-unit, luxury high-rise apartment tower is located adjacent to BLVD Forty Four and just 1 block from the Rockville Station on Metro’s Red Line in Rockville, Md (Montgomery County) and is the subject of a joint venture with Comstock Partners, LC. The two-building complex is the premier residential offering in Rockville Town Center.
Comstock 41	Operating	Acquired in 2023, this 18,150 square foot parcel located at 41 Maryland Ave. in Rockville, Md. and is adjacent to BLVD Forty Four; currently a surface parking lot operated by ParkX Management, LC; provides an excellent opportunity for significant value enhancement through by-right entitlements for approximately 117 residential units
Investors X	Operating	Investment in Comstock Investors X, LC that owns legacy homebuilding assets that are currently being monetized through market-rate sales that were completed in March 2024
Parking	Operating	Commercial parking garages & spaces managed by ParkX Management, LC located at affiliated properties and third-party locations
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
Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$10,753	$8,967	$21,391	$19,242
Operating costs and expenses:
Cost of revenue	8,907	7,681	17,792	16,004
Selling, general, and administrative	546	572	1,081	1,136
Depreciation and amortization	73	71	141	138
Total operating costs and expenses	9,526	8,324	19,014	17,278
Income (loss) from operations	1,227	643	2,377	1,964
Other income (expense):
Interest income	166	—	307	—
Gain (loss) on real estate ventures	(101)	(68)	(294)	(479)
Other income (expense), net	11	47	33	47
Income (loss) from operations before income tax	1,303	622	2,423	1,532
Provision for (benefit from) income tax	357	147	567	303
Net income (loss)	$946	$475	$1,856	$1,229
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue
The following table summarizes revenue by line of business (in thousands):

	Three Months Ended June 30,
	2024		2023		Change
	Amount	%	Amount	%	$	%
Asset management	$5,991	55.7%	$5,367	59.9%	$624	11.6%
Property management	2,703	25.1%	2,520	28.1%	183	7.3%
Parking management	2,059	19.2%	1,080	12.0%	979	90.6%
Total revenue	$10,753	100.0%	$8,967	100.0%	$1,786	19.9%
Revenue increased 19.9% in 2024. The $1.8 million comparative increase was primarily driven by a $1.2 million, or 103.3%, increase in recurring fee-based revenue from our property and parking management subsidiaries that stemmed from the continued expansion of our managed portfolio. Also contributing to the increase was a $0.3 million net increase in supplemental leasing and development fees due to increased activity compared to 2023.

Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Cost of revenue	$8,907	$7,681	$1,226	16.0%
Selling, general, and administrative	546	572	(26)	(4.5)%
Depreciation and amortization	73	71	2	2.8%
Total operating costs and expenses	$9,526	$8,324	$1,202	14.4%
Operating costs and expenses increased 14.4% in 2024. The $1.2 million comparative increase was primarily due to a $0.9 million net increase in personnel expenses stemming from increased headcount and employee compensation and a $0.2 million increase in reimbursable expenses.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Interest income	$166	$—	$166	N/M
Gain (loss) on real estate ventures	(101)	(68)	(33)	48.5%
Other income (expense), net	11	47	(36)	(76.6)%
Total other income (expense)	$76	$(21)	$97	(461.9)%
Other income (expense) changed by $0.1 million in 2024, primarily driven by a $0.2 million net increase in interest income stemming from interest earned on money market sweep accounts that were not active in 2023, partially offset by a combined $0.1 million increase in expense stemming from a net mark-to-market valuation decrease from equity method investments in real estate ventures and a comparative decrease in other income.
Income tax
Provision for income tax was $0.4 million in 2024, compared to $0.1 million in 2023. The $0.3 million increase primarily stems from a $0.7 million increase in pre-tax income as well as a slightly higher annualized estimated tax rate in the current period.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue
The following table summarizes revenue by line of business (in thousands):

	Six Months Ended June 30,
	2024		2023		Change
	Amount	%	Amount	%	$	%
Asset management	$12,246	57.2%	$11,896	61.8%	$350	2.9%
Property management	5,448	25.5%	5,126	26.6%	322	6.3%
Parking management	3,697	17.3%	2,220	11.6%	1,477	66.5%
Total revenue	$21,391	100.0%	$19,242	100.0%	$2,149	11.2%
Revenue increased 11.2% in 2024. The $2.1 million comparative increase was primarily driven by a $1.7 million, or 73.5%, increase in recurring fee-based revenue from our property and parking management subsidiaries that stemmed primarily from the continued expansion of our managed portfolio.

Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Cost of revenue	$17,792	$16,004	$1,788	11.2%
Selling, general, and administrative	1,081	1,136	(55)	(4.8)%
Depreciation and amortization	141	138	3	2.2%
Total operating costs and expenses	$19,014	$17,278	$1,736	10.0%
Operating costs and expenses increased 10.0% in 2024. The $1.7 million increase was primarily due to a $1.2 million net increase in personnel expenses stemming from increased headcount and employee compensation and a $0.3 million increase in reimbursable expenses.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Interest income	$307	$—	$307	N/M
Gain (loss) on real estate ventures	(294)	(479)	185	(38.6)%
Other income (expense), net	33	47	(14)	(29.8)%
Total other income (expense)	$46	$(432)	$478	N/M
Other income (expense) changed by $0.5 million in 2024, primarily due to a $0.3 million increase in interest income stemming from interest earned on money market sweep accounts that were not active in 2023 and a $0.2 million improvement in mark-to-market valuation impacts from equity method investments in real estate ventures.
Income taxes
Provision for income tax was $0.6 million in 2024, compared to $0.3 million in 2023. The $0.3 million increase primarily stems from a $0.9 million increase in pre-tax income as well as a slightly higher annualized estimated tax rate in the current period.
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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$946	$475	$1,856	$1,229
Interest income	(166)	—	(307)	—
Income taxes	357	147	567	303
Depreciation and amortization	73	71	141	138
Stock-based compensation	290	266	536	504
(Gain) loss on real estate ventures	101	68	294	479
Adjusted EBITDA	$1,601	$1,027	$3,087	$2,653
The increases in Adjusted EBITDA for the three and six months ended June 30, 2024 are primarily driven by the significant increases in recurring fee-based property and parking management revenue in 2024.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of June 30, 2024 were our cash and cash equivalents of $17.4 million and our $10.0 million of available borrowings on our credit facility.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023	Change ($)
Net cash provided by (used in) operating activities	$(967)	$(2,373)	$1,406
Net cash provided by (used in) investing activities	51	72	(21)
Net cash provided by (used in) financing activities	(441)	(390)	(51)
Net increase (decrease) in cash and cash equivalents	$(1,357)	$(2,691)	$1,334
Operating Activities
The $1.4 million decrease in net cash used in operating activities was primarily driven by a $0.7 million increase in net income after adjustments for non-cash items and a $0.7 million incremental cash inflow stemming from changes to our net working capital. The net working capital increase was primarily influenced by increased accounts receivable collections and non-qualified deferred compensation accruals. Our operating cash activity in both periods presented resulted in a net use of cash due primarily to the scheduled first quarter payout of year-end bonus accruals.

Investing Activities
Net cash provided by investing activities was relatively flat in 2024 due to a $0.3 million increase in purchases of securities to fund non-qualified deferred compensation plan liabilities that was offset by a $0.3 million increase in distributions received from investments in real estate ventures.
Financing Activities
The $0.1 million increase in net cash used in financing activities was due to a $0.1 million increase in cash paid for taxes related to the net share settlement of equity awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
10b5-1 Trading Plans
On June 12, 2024, David M. Guernsey, a member of our board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act Rule 10b5-1(c). The plan provides for the sale of up to an aggregate of 10,000 shares of the Company’s Class A Common Stock during the duration of the plan, which is scheduled to expire on December 31, 2025.

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

* Filed herewith
‡ Furnished herewith
Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31 2023;
(ii)	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023;
(iii)	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023;
(iv)	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and
(v)	Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: August 8, 2024	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer

Date: August 8, 2024	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer