Form 10-Q
period 2024-09-30
Comstock Holding Companies, Inc.
filed 2024-11-07
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2024, 9,668,778 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended September 30, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$21,051	$18,788
Accounts receivable, net	440	496
Accounts receivable - related parties	6,921	4,749
Prepaid expenses and other current assets	402	353
Total current assets	28,814	24,386
Fixed assets, net	587	478
Intangible assets	144	144
Leasehold improvements, net	67	89
Investments in real estate ventures	6,176	7,077
Operating lease assets	6,138	6,790
Deferred income taxes, net	9,750	10,885
Deferred compensation plan assets	470	53
Other assets	18	37
Total assets	$52,164	$49,939

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$2,605	$4,681
Accounts payable and accrued liabilities	910	838
Current operating lease liabilities	905	854
Total current liabilities	4,420	6,373
Deferred compensation plan liabilities	472	77
Operating lease liabilities	5,585	6,273
Total liabilities	10,477	12,723
Commitments and contingencies (Note 6)
Stockholders' equity:
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,742 issued and 9,656 outstanding as of September 30, 2024; 9,525 issued and 9,440 outstanding as of December 31, 2023	96	94
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of September 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	202,348	202,112
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(158,097)	(162,330)
Total stockholders' equity	41,687	37,216
Total liabilities and stockholders' equity	$52,164	$49,939

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$12,995	$14,463	$34,386	$33,705
Operating costs and expenses:
Cost of revenue	9,583	8,557	27,375	24,561
Selling, general, and administrative	507	575	1,588	1,711
Depreciation and amortization	77	74	218	212
Total operating costs and expenses	10,167	9,206	29,181	26,484
Income (loss) from operations	2,828	5,257	5,205	7,221
Other income (expense):
Interest income	169	—	476	—
Gain (loss) on real estate ventures	(75)	(241)	(369)	(720)
Other income (expense), net	23	1	56	48
Income (loss) from operations before income tax	2,945	5,017	5,368	6,549
Provision for (benefit from) income tax	568	332	1,135	635
Net income (loss)	$2,377	$4,685	$4,233	$5,914

Weighted-average common stock outstanding:
Basic	9,864	9,647	9,830	9,621
Diluted	10,329	10,130	10,278	10,082

Net income (loss) per share:
Basic	$0.24	$0.49	$0.43	$0.61
Diluted	$0.23	$0.46	$0.41	$0.59

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Class A		Class B
	Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three and Nine Months Ended September 30, 2024
Balance as of December 31, 2023	9,525	$94	220	$2	$202,112	$(2,662)	$(162,330)	$37,216
Issuance of common stock, net of shares withheld for taxes	158	2	—	—	(446)	—	—	(444)
Stock-based compensation	7	—	—	—	246	—	—	246
Net income (loss)	—	—	—	—	—	—	910	910
Balance as of March 31, 2024	9,690	$96	220	$2	$201,912	$(2,662)	$(161,420)	$37,928
Issuance of common stock, net of shares withheld for taxes	10	—	—	—	3	—	—	3
Stock-based compensation	5	—	—	—	290	—	—	290
Net income (loss)	—	—	—	—	—	—	946	946
Balance as of June 30, 2024	9,705	$96	220	$2	$202,205	$(2,662)	$(160,474)	$39,167
Issuance of common stock, net of shares withheld for taxes	34	—	—	—	(62)	—	—	(62)
Stock-based compensation	3	—	—	—	205	—	—	205
Net income (loss)	—	—	—	—	—	—	2,377	2,377
Balance as of September 30, 2024	9,742	$96	220	$2	$202,348	$(2,662)	$(158,097)	$41,687

Three and Nine Months Ended September 30, 2023
Balance as of December 31, 2022	9,337	$93	220	$2	$201,535	$(2,662)	$(170,114)	$28,854
Issuance of common stock, net of shares withheld for taxes	137	1	—	—	(294)	—	—	(293)
Stock-based compensation	4	—	—	—	238	—	—	238
Net income (loss)	—	—	—	—	—	—	754	754
Balance as of March 31, 2023	9,478	$94	220	$2	$201,479	$(2,662)	$(169,360)	$29,553
Issuance of common stock, net of shares withheld for taxes	28	—	—	—	(96)	—	—	(96)
Stock-based compensation	5	—	—	—	266	—	—	266
Net income (loss)	—	—	—	—	—	—	475	475
Balance as of June 30, 2023	9,511	$94	220	$2	$201,649	$(2,662)	$(168,885)	$30,198
Issuance of common stock, net of shares withheld for taxes	—	—	—	—	—	—	—	—
Stock-based compensation	6	—	—	—	273	—	—	273
Net income (loss)	—	—	—	—	—	—	4,685	4,685
Balance as of September 30, 2023	9,517	$94	220	$2	$201,922	$(2,662)	$(164,200)	$35,156

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income (loss)	$4,233	$5,914
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	218	212
Stock-based compensation	741	777
(Gain) loss on real estate ventures	369	720
Distributions from real estate ventures	14	44
Deferred income taxes	1,135	635
Accrued interest income	(58)	—
(Gain) loss on deferred compensation plan	1	—
Changes in operating assets and liabilities:
Accounts receivable	(2,116)	(7,157)
Prepaid expenses and other current assets	9	(43)
Accrued personnel costs	(2,076)	(1,733)
Accounts payable and accrued liabilities	72	233
Deferred compensation plan liabilities	348	—
Other assets and liabilities	15	36
Net cash provided by (used in) operating activities	2,905	(362)

Investing Activities
Investments in real estate ventures	(49)	(89)
Distributions from real estate ventures	586	335
Purchase of deferred compensation plan securities	(371)	—
Purchase of fixed assets/leasehold improvements/intangibles	(305)	(281)
Net cash provided by (used in) investing activities	(139)	(35)

Financing Activities
Proceeds from issuance of common stock related to equity awards	58	—
Payment of taxes related to the net share settlement of equity awards	(561)	(390)
Net cash provided by (used in) financing activities	(503)	(390)

Net increase (decrease) in cash and cash equivalents	2,263	(787)
Cash and cash equivalents, beginning of period	18,788	11,722
Cash and cash equivalents, end of period	$21,051	$10,935

Supplemental Cash Flow Information
Net cash paid (received) for:
Interest	$(418)	$—
Income taxes	3	9

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
3. Investments in Real Estate Ventures
The following table summarizes the Company's investments in real estate ventures that are recorded on the consolidated balance sheets (in thousands):

		September 30,	December 31,
Investment	Ownership %	2024	2023	Accounting Method
Investors X	50.0%	$391	$976	Fair Value
The Hartford	2.5%	493	610	Fair Value
BLVD Forty Four	5.0%	1,769	1,837	Fair Value
BLVD Ansel	5.0%	1,930	2,090	Fair Value
Total investments recorded at fair value		4,583	5,513
Comstock 41	100.0%	1,593	1,564	Consolidated
Total investments in real estate ventures		$6,176	$7,077
The Company’s maximum loss exposure on each of its investments in real estate ventures is equal to the carrying amount of the investment. Additional details on each investment are as follows:
Investors X
In April 2019, the Company entered into a master transfer agreement with CP Real Estate Services, LC (“CPRES”), an entity owned by Comstock’s Chief Executive Officer Christopher Clemente, that entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of September 30, 2024, all residential lots have been sold. The proceeds from the sales will be distributed as land development work associated with these projects is completed. (See Note 12 for additional information).
The Hartford
In December 2019, the Company entered into a joint venture with Comstock Partners, LC ("CP"), an entity controlled by Mr. Clemente and wholly owned by Mr. Clemente and certain family members, to acquire The Hartford Building ("The Hartford"), a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia. Built in 2003, the 211,000 square foot LEED gold-certified, mixed-use building is located in the premier Rosslyn-Ballston corridor. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in The Hartford and secured a $87.0 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property in exchange for market-rate fees, for which it recognized $0.4 million and $0.8 million of revenue for the three and nine months ended September 30, 2024, respectively. Fair value of the property is determined on a quarterly basis using an income approach model. As of September 30, 2024, the Company’s ownership interest in the Hartford was 2.5%. (See Note 12 for additional information).

BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was rebranded as BLVD Forty Four. Built in 2015 and located one block from the Rockville Station on Metro's Red Line in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market-rate fees, for which it recognized $0.4 million and $1.0 million of revenue for the three and nine months ended September 30, 2024, respectively. Fair value of the property is determined on a quarterly basis using an income approach model. As of September 30, 2024, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 12 for additional information).
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail space, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market-rate fees, for which it recognized $0.3 million and $0.9 million of revenue for the three and nine months ended September 30, 2024, respectively. Fair value is determined on a quarterly basis using an income approach model. As of September 30, 2024, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 12 for additional information).
The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2023	$5,513
Investments	20
Distributions	(600)
Change in fair value	(350)
Balance as of September 30, 2024	$4,583
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
Other Investments
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of STS net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations and was immaterial for the three and nine months ended September 30, 2024 and 2023.
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

The following table summarizes operating lease costs, by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs
Fixed lease costs	$297	$297	$890	$890
Variable lease costs	97	109	294	348
Total operating lease costs	$394	$406	$1,184	$1,238
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for lease liabilities:
Operating cash flows from operating leases	$395	$391	$1,170	$1,191
As of September 30, 2024, the Company's operating leases had a weighted-average remaining lease term of 6.0 years and a weighted-average discount rate of 4.64%.
The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2024 (3 months)	$292
2025	1,194
2026	1,222
2027	1,203
2028	1,233
Thereafter	2,336
Total future lease payments	7,480
Imputed interest	(990)
Total lease liabilities	$6,490
The Company does not have any leases which have not yet commenced as of September 30, 2024.
5. Debt
In March 2020, the Company entered into a five-year Revolving Capital Line of Credit Agreement with CPRES, pursuant to which the Company secured a $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum (the “Credit Facility”). As of September 30, 2024, the full balance of the Credit Facility remained available for use up through the March 19, 2025 expiration date, and the Company had no outstanding debt or financing arrangements for which future payments are due.
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

7. Fair Value Disclosures
As of September 30, 2024, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximated fair value because of the short-term nature of these instruments.
As of September 30, 2024, deferred compensation plan assets, which are Company-funded investments that are meant to correlate with participant-directed hypothetical investments in stock and bond mutual funds, are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held (Level 1). Corresponding deferred compensation plan liabilities reflect the fair value of the aforementioned hypothetical investments and are based on inputs derived principally from observable market data (Level 2) through their direct correlation with the deferred compensation plan assets.
As of September 30, 2024, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). (See Note 3 for additional information).
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
8. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock upon transfer. As of September 30, 2024, the Company had not declared any dividends.
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of September 30, 2024, there were 1.3 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $0.2 million and $0.7 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $0.3 million and $0.8 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of September 30, 2024, there was $1.0 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 1.9 years.
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

The following table summarizes all restricted stock unit activity (in thousands, except per share data):

		RSUs Outstanding	Weighted-Average Grant Date Fair Value
	Balance as of December 31, 2023	671	$3.42
	Granted	242	4.77
	Performance awards (1)	3	3.18
	Released	(295)	3.04
	Canceled/Forfeited	(63)	4.24
	Balance as of September 30, 2024	558	$4.12
	Vested and expected to vest after September 30, 2024	556	4.11

(1)	Represents additional restricted stock units that vested and were released as a result of the satisfaction of a performance vesting condition.
The total intrinsic value of RSUs that vested during the nine months ended September 30, 2024 and 2023 was $1.5 million and $1.1 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	116	$3.07	3.9	$192
Granted	—	—
Exercised	(19)	3.01
Canceled/Forfeited	—	—
Expired	—	—
Balance as of September 30, 2024	97	$3.09	3.2	$667
Exercisable as of September 30, 2024	97	$3.09	3.2	$667
The total intrinsic value of stock options exercised during the nine months ended September 30, 2024 was $0.1 million. There were no stock options exercised in 2023.
9. Revenue
All of the Company's revenue for the three and nine months ended September 30, 2024 and 2023 was generated in the United States.

The following tables summarize the Company’s revenue by line of business, customer type, and contract fee type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by Line of Business
Asset management	$7,380	$10,606	$19,626	$22,502
Property management	3,253	2,605	8,701	7,731
Parking management	2,362	1,252	6,059	3,472
Total revenue	$12,995	$14,463	$34,386	$33,705

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by Customer Type
Related party	$12,042	$14,162	$32,196	$32,856
Commercial	953	301	2,190	849
Total revenue	$12,995	$14,463	$34,386	$33,705

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
	Revenue by Contract Fee Type (1)
	Fixed-price	$3,048	$1,299	$6,129	$4,063
	Cost-plus	5,759	10,090	16,275	20,685
	Variable	4,188	3,074	11,982	8,957
	Total revenue	$12,995	$14,463	$34,386	$33,705

(1)	Certain contracts contain multiple revenue streams with characteristics that lend to classification in more than one category
Pursuant to the terms of the asset management agreement with CP dated as of June 13, 2022 (the "2022 AMA"), the Company may earn and recognize incentive fee revenue for certain commercial assets in its managed portfolio based on specific dates and measurement criteria that are defined in the agreement. (See Note 12 for additional information).
On September 11, 2024, the Company entered into an amendment to the 2022 AMA that deferred an incentive fee trigger event for seven specified commercial assets in its managed portfolio. The amendment modified the trigger event originally scheduled on October 1, 2024 to be, at the election of the Company upon the occurrence of the event and with consent from CP, either (a) October 1, 2027, (b) upon the sale of the asset, (c) upon the refinance of the asset, or (d) the period of time in which an 85% leased rate has been achieved if the asset is a commercial asset. (See Note 12 for additional information). The Company recognized no revenue from incentive fees for the three and nine months ended September 30, 2024.
For the three and nine months ended September 30, 2023, the Company recognized revenue from incentive fees of $4.8 million, stemming from triggering events for three operating assets on October 1, 2023 pursuant to the original terms of the 2022 AMA. These operating asset triggering events were part of a series of annual operating asset triggering events that began on October 1, 2022 and were scheduled each October 1 through 2024 prior to the aforementioned 2022 AMA amendment. All incentive fees recognized in fiscal year 2023 were related to services performed in prior periods for which revenue recognition criteria were previously constrained.

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
The Company's effective tax rates for the three and nine months ended September 30, 2024 differ from the U.S. federal statutory tax rate of 21%, primarily due to impact of state income taxes and stock compensation shortfall/windfall adjustments. The Company's effective tax rates for the three and nine months ended September 30, 2023 differ from the standard federal tax rate of 21% primarily due to the impact of a $1.4 million valuation release as well as state income taxes and stock compensation shortfall/windfall adjustments.
11. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) - Basic and Diluted	$2,377	$4,685	$4,233	$5,914

Denominator:
Weighted-average common shares outstanding - Basic	9,864	9,647	9,830	9,621
Effect of common share equivalents	465	483	448	461
Weighted-average common shares outstanding - Diluted	10,329	10,130	10,278	10,082

Net income (loss) per share:
Basic	$0.24	$0.49	$0.43	$0.61
Diluted	$0.23	$0.46	$0.41	$0.59
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	2	—	2	2
Stock options	1	29	2	29
Warrants	2	75	13	74
12. Related Party Transactions
Asset Management Agreements
In June 2022, CHCI Asset Management, L.C. (“CAM”), an entity wholly owned by the Company, entered into a master asset management agreement with CP (the “2022 AMA”) that superseded in its entirety the previous asset management agreement between CAM and CPRES dated April 30, 2019 (the “2019 AMA”). Entry into the 2022 AMA was unanimously approved by the independent directors of the Company.
Consistent with the structure of the 2019 AMA, the 2022 AMA engaged CAM to manage and administer CP’s commercial real estate portfolio (the "Anchor Portfolio") and the day to-day operations of CP and each property-owning subsidiary of CP (collectively, the “CP Entities”). CAM will provide investment advisory, development, and asset management services necessary to build out, stabilize and manage the Anchor Portfolio, which currently consists primarily of two of the larger transit-oriented, mixed-use developments located on Washington D.C. Metro’s Silver Line (Reston Station and Loudoun Station) that are owned by CP Entities and ultimately controlled by Mr. Clemente.

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
On September 11, 2024, the Company entered into an amendment to the 2022 AMA with an effective date of July 1, 2024 (the "First Amendment") that included, among others, the following key revised provisions:
•A deferral of the Operating Assets Trigger Event that was originally scheduled on October 1, 2024 (as defined in the original 2022 AMA) to calculate incentive fee revenue for seven specified managed portfolio assets to be, at the election of the Company upon the occurrence of the event and with consent from CP, either (a) October 1, 2027, (b) upon the sale of the asset, (c) upon the refinance of the asset, or (d) the period of time in which an 85% leased rate has been achieved if the asset is a commercial asset;
•A revised definition of the Development and Construction Management Fee to include payment of the fee during delays in delivery caused by a casualty event; and
•A revised definition of Supplemental Fees to include a lease termination fee equal to 3.50% of the gross rental revenue paid by any tenant of a commercial asset in connection with the early termination of a lease.
Except as amended by the First Amendment, the original terms of the 2022 AMA remain in full force and effect.
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
On July 1, 2019, CAM entered into a Business Management Agreement (the “BC Management Agreement”) with CPRES, whereby CAM provides CPRES with professional management and consultation services, including, without limitation, consultation on land development and real estate transactions, for a residential community located in Monteverde, Florida. On January 1, 2023, a successor contract for the BC Management Agreement was executed by DCS Real Estate Investments, LC, an entity controlled by a member of CP. The BC Management Agreement is structured in successive renewable one-year terms. The BC Management Agreement provides that DCS Real Estate Investments, LC will pay CAM an annual management fee equal to $0.4 million that is payable in equal monthly installments and will reimburse CAM for certain expenses.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2023 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2024” refer to the three and nine months ended September 30, 2024 and references to “2023” refer to the three and nine months ended September 30, 2023. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
We primarily operate under long-term asset management and property management agreements that provide recurring, fee-based revenue streams. Our asset management services platform is anchored by a long-term, full-service asset management agreement with Comstock Partners, LC ("CP"), an affiliate entity controlled by our Chief Executive Officer Christopher Clemente, which includes a cost-plus fee structure and covers all of the properties in our Anchor Portfolio (the "2022 AMA" - See Note 12 in the Notes to Condensed Consolidated Financial Statements for additional information). As a vertically integrated real estate services company, we perform all property management services through three wholly owned subsidiaries: CHCI Commercial, CHCI Residential, and ParkX Management ("ParkX"). All properties included in our managed portfolio have entered into property management agreements with our operational subsidiaries that provide for market-rate fees related to our services.
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
Managed Portfolio
The following table summarizes the operating assets that were included in our managed portfolio as of September 30, 2024:

	Type	# of Assets	Size/Scale	% Leased(1)
	Commercial(2)	14	2.3 million sqft.	83%
	Residential	6	1.8 million sqft. / ~1,700 units	95%
	ParkX - Garages	32	22,000+ spaces
	ParkX - Security & Other	20	~1,700 hrs/week
	Total	72

(1)	Includes terminated leases that have been substantially prepaid or prepaid in full

(2)
% leased reflects Q124 delivery of a new office tower located in The Row at Reston Station. Excluding this recently delivered property, the % leased for stabilized assets the Commercial portfolio is 94%.

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
Our development pipeline currently includes 5 commercial assets that represent approximately 1.5 million square feet, 6 residential assets with 2,599 units that represent approximately 2.8 million square feet, and 1 hotel that will include 140 keys. At full build out, our managed portfolio of assets is currently projected to total 89 assets representing nearly 10 million square feet.
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
Comstock 41 - Additional Information
Given its proximity to BLVD 44, we plan to explore rezoning opportunities at Comstock 41 that would allow for potential relocation of moderately-priced dwelling units from BLVD 44 to Comstock 41 as well as utilization of excess parking capacity at both BLVD 44 and BLVD Ansel. In conjunction with the acquisition, we entered into a contingent fee agreement with BLVD 44 should these pursuits prove successful. (See Note 12 in the Notes to Condensed Consolidated Financial Statements for additional information).

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
Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$12,995	$14,463	$34,386	$33,705
Operating costs and expenses:
Cost of revenue	9,583	8,557	27,375	24,561
Selling, general, and administrative	507	575	1,588	1,711
Depreciation and amortization	77	74	218	212
Total operating costs and expenses	10,167	9,206	29,181	26,484
Income (loss) from operations	2,828	5,257	5,205	7,221
Other income (expense):
Interest income	169	—	476	—
Gain (loss) on real estate ventures	(75)	(241)	(369)	(720)
Other income (expense), net	23	1	56	48
Income (loss) from operations before income tax	2,945	5,017	5,368	6,549
Provision for (benefit from) income tax	568	332	1,135	635
Net income (loss)	$2,377	$4,685	$4,233	$5,914
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue
The following table summarizes revenue by line of business (in thousands):

	Three Months Ended September 30,
	2024		2023		Change
	Amount	%	Amount	%	$	%
Asset management	$7,380	56.8%	$10,606	73.3%	$(3,226)	(30.4)%
Property management	3,253	25.0%	2,605	18.0%	648	24.9%
Parking management	2,362	18.3%	1,252	8.7%	1,110	88.7%
Total revenue	$12,995	100.0%	$14,463	100.0%	$(1,468)	(10.2)%

Revenue decreased 10.2% in 2024. The $1.5 million comparative decrease was primarily driven by a $4.8 million decrease in incentive fees earned. A previously scheduled October 1, 2024 incentive fee trigger event date for seven specified managed portfolio assets was deferred. (See Note 12 in the Notes to Condensed Consolidated Financial Statements for additional information). Partially offsetting the decrease was a $1.8 million, or 154%, increase in recurring, fee-based revenue from our property and parking management subsidiaries that was driven by the continued expansion of our managed portfolio, as well as a $1.1 million increase in supplemental lease termination fees.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Cost of revenue	$9,583	$8,557	$1,026	12.0%
Selling, general, and administrative	507	575	(68)	(11.8)%
Depreciation and amortization	77	74	3	4.1%
Total operating costs and expenses	$10,167	$9,206	$961	10.4%
Operating costs and expenses increased 10.4% in 2024. The $1.0 million comparative increase was primarily due to a $0.9 million net increase in personnel-related expenses stemming from increased headcount and employee compensation.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Interest income	$169	$—	$169	N/M
Gain (loss) on real estate ventures	(75)	(241)	166	(68.9)%
Other income (expense), net	23	1	22	N/M
Total other income (expense)	$117	$(240)	$357	(148.8)%
Other income (expense) changed by $0.4 million in 2024, primarily driven by a $0.2 million net increase in interest income stemming from interest earned on money market sweep accounts that were not active in 2023 and a combined net $0.2 million improvement in mark-to-market valuation impacts of equity method investments in real estate ventures.
Income tax
Provision for income tax was $0.6 million in 2024, compared to $0.3 million in 2023. The $0.3 million increase primarily stems from a significantly higher annualized estimated tax rate in the current period due to the impact of approximately $1.0 million of additional valuation allowance reversals that occurred in 2023. The impact of the rate increase was partially offset by a decrease in taxable income.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue
The following table summarizes revenue by line of business (in thousands):

	Nine Months Ended September 30,
	2024		2023		Change
	Amount	%	Amount	%	$	%
Asset management	$19,626	57.1%	$22,502	66.8%	$(2,876)	(12.8)%
Property management	8,701	25.3%	7,731	22.9%	970	12.5%
Parking management	6,059	17.6%	3,472	10.3%	2,587	74.5%
Total revenue	$34,386	100.0%	$33,705	100.0%	$681	2.0%

Revenue increased 2.0% in 2024. The $0.7 million comparative increase was primarily driven by a $3.5 million, or 100%, increase in recurring, fee-based revenue from our property and parking management subsidiaries that was driven by the continued expansion of our managed portfolio. Also contributing to the increase was $1.1 million of additional supplemental lease termination fees and a $0.5 million increase in reimbursable staffing charges. Partially offsetting these increases was a $4.8 million decrease in incentive fees earned. A previously scheduled October 1, 2024 incentive fee trigger event date for seven specified managed portfolio assets was deferred. (See Note 12 in the Notes to Condensed Consolidated Financial Statements for additional information).
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Cost of revenue	$27,375	$24,561	$2,814	11.5%
Selling, general, and administrative	1,588	1,711	(123)	(7.2)%
Depreciation and amortization	218	212	6	2.8%
Total operating costs and expenses	$29,181	$26,484	$2,697	10.2%
Operating costs and expenses increased 10.2% in 2024. The $2.7 million increase was primarily due to a $1.7 million net increase in personnel expenses stemming from increased headcount and employee compensation and a net $1.0 million increase in reimbursable/billable expenses.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Interest income	$476	$—	$476	N/M
Gain (loss) on real estate ventures	(369)	(720)	351	(48.8)%
Other income (expense), net	56	48	8	16.7%
Total other income (expense)	$163	$(672)	$835	(124.3)%
Other income (expense) changed by $0.8 million in 2024, primarily due to a $0.5 million increase in interest income stemming from interest earned on money market sweep accounts that were not active in 2023 and a combined net $0.4 million improvement in mark-to-market valuation impacts of equity method investments in real estate ventures.
Income taxes
Provision for income tax was $1.1 million in 2024, compared to $0.6 million in 2023. The $0.5 million increase primarily stems from a significantly higher annualized estimated tax rate in the current period due to the impact of approximately $1.0 million of additional valuation allowance reversals that occurred in 2023. The impact of the rate increase was partially offset by a decrease in taxable income.
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
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$2,377	$4,685	$4,233	$5,914
Interest income	(169)	—	(476)	—
Income taxes	568	332	1,135	635
Depreciation and amortization	77	74	218	212
Stock-based compensation	205	273	741	777
(Gain) loss on real estate ventures	75	241	369	720
Adjusted EBITDA	$3,133	$5,605	$6,220	$8,258
The decreases in Adjusted EBITDA for the three and nine months ended September 30, 2024 are primarily driven by higher net income in 2023 due to the recognition of material supplemental incentive fee revenue, which was partially offset by the significant increases in recurring fee-based property and parking management revenue in 2024.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of September 30, 2024 were our cash and cash equivalents of $21.1 million and our $10.0 million of available borrowings on our credit facility.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change ($)
Net cash provided by (used in) operating activities	$2,905	$(362)	$3,267
Net cash provided by (used in) investing activities	(139)	(35)	(104)
Net cash provided by (used in) financing activities	(503)	(390)	(113)
Net increase (decrease) in cash and cash equivalents	$2,263	$(787)	$3,050
Operating Activities
The $3.3 million increase in net operating cash activity was primarily driven by a $4.9 million incremental cash inflow stemming from changes to our net working capital, partially offset by $1.6 million decrease in net income after adjustments for non-cash items. The net working capital increase was primarily influenced by increased accounts receivable collections.
Investing Activities
The 0.1 million increase in net cash used in investing activities was primarily driven by a $0.4 million increase in purchases of securities to fund non-qualified deferred compensation plan liabilities, partially offset by a $0.3 million increase in distributions received from investments in real estate ventures.
Financing Activities
The $0.1 million increase in net cash used in financing activities was due to a $0.2 million increase in cash paid for taxes related to the net share settlement of equity awards, partially offset by $0.1 million of collected proceeds stemming from the issuance of common stock related to equity awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
10b5-1 Trading Plans
None.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	November 16, 2015

3.2	Amended and Restated Bylaws	10-K	3.2	March 31, 2005

3.3	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017	8-K	3.1	March 28, 2017

3.4	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.2	February 19, 2019

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc.	8-K	3.1	February 19, 2019

4.1	Specimen Stock Certificate	S-1	4.1	August 13, 2004

4.2	Description of Capital Stock	10-K	4.2	March 31, 2022

10.1	First Amendment to Master Asset Management Agreement, dated as of September 11, 2024, and effective as of July 1, 2024, between CHCI Asset Management, LC and Comstock Partners, LC	8-K	10.1	September 17, 2024

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
‡ Furnished herewith
Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31 2023;
(ii)	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023;
(iii)	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023;
(iv)	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and
(v)	Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 7, 2024	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer

Date: November 7, 2024	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer