Form 10-K
period 2024-12-31
Comstock Holding Companies, Inc.
filed 2025-03-21
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2024, was $19,155,431.
The number of shares of registrant’s common stock outstanding as of February 28, 2025, was 9,826,066 (Class A) and 220,250 (Class B).
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

COMSTOCK HOLDING COMPANIES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2024

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
We acknowledge the importance of communicating future expectations to investors, however future events and circumstances are not always able to be accurately predicted or controlled. There are several factors that may affect the accuracy of forward-looking statements, including, but not limited to: i) general economic and market conditions, including inflation, interest rate levels, labor shortages, and the ability to raise debt and equity capital; ii) regulatory actions; iii) changes in real estate markets that impact the inherent industry risks and the ability to attract and retain customers; and iv) natural disasters and public health emergencies. Although we believe that our expectations are based on reasonable assumptions, investors should keep in mind the risks and uncertainties that may cause actual results to differ materially from the expectations described, and consequently should place no undue reliance on any of these statements.
Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), we do not have intention, and do not undertake any obligation, to update any forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, or otherwise.

PART I
Item 1. Business
As used herein, "Comstock", "CHCI", "the Company," "we," "us," "our," and similar terms are referring to Comstock Holding Companies, Inc. and its subsidiaries, unless the context indicates otherwise.
Overview
Comstock is a leading asset manager, developer, and operator of mixed-use and transit-oriented properties in the Washington, D.C. region. We have become the area’s premier real estate service company by creating extraordinary places, providing exceptional experiences, and generating excellent results for all stakeholders.
Since 1985, we have acquired, developed, operated, and sold millions of square feet of residential, commercial, and mixed-use properties. Our industry expertise and commitment to excellence enable us to consistently deliver best-in-class services across the diverse assets in our managed portfolio. We specialize in supporting the seamless integration of residential, commercial, and retail offerings into vibrant mixed-use communities, exemplified by Reston Station and Loudoun Station, two assets in our Anchor Portfolio (see "Our Portfolio" for additional information) that are among the region's largest and most prominent mixed-use, transit-oriented developments. We maintain a market-leading position in Northern Virginia's Dulles Corridor, an area that is undergoing an urban transformation driven by the creation of Metro's Silver Line, which connects Loudoun County and Dulles International Airport to Reston, Tysons, Washington, D.C., and suburban Maryland.
We provide a comprehensive suite of real estate services to our asset-owning clients, including asset management, property management, development and construction management, and more. Our client base is composed primarily of institutional real estate investors, high net worth family offices, financial institutions, and governmental bodies seeking to develop real estate they own through public-private partnerships. We employ a team of talented real estate professionals that is led by our seasoned management team and is tasked with delivering high-quality services to the premium, strategically located assets in our managed portfolio.
We primarily operate under long-term asset management and property management agreements that provide recurring, fee-based revenue streams.
•Our asset management services platform is anchored by a long-term, full-service asset management agreement with Comstock Partners, LC ("CP"), an affiliate entity controlled by our Chief Executive Officer, Christopher Clemente, which includes a cost-plus fee structure and covers all of the properties in our Anchor Portfolio (the "2022 AMA" - See Note 13 in the Notes to Consolidated Financial Statements for additional information). We have entered into separate asset management agreements for non-Anchor Portfolio assets. We provide asset management services for market-rate fees to all the commercial and residential assets in our managed portfolio, as well as to certain assets managed by ParkX (see below).
•As a vertically integrated real estate services company, we perform all property management services through three wholly owned subsidiaries: CHCI Commercial, CHCI Residential, and ParkX Management ("ParkX"). All properties in our managed portfolio have entered into property management agreements that provide for market-rate fees related to our services.
Our asset-light, debt-free business model allows us to substantially mitigate risks that are typically associated with real estate development and operation. The fee-based approach we have adopted helps drive consistent top-line growth that, along with our streamlined balance sheet, provides maximum flexibility to explore growth opportunities outside of our core business operations.
We have directly aligned the equity ownership of our Company with the ownership interests of the affiliated assets that we manage in our Anchor Portfolio. This relationship, along with the baseline cost-plus feature and supplemental performance-based revenue opportunities provided by the 2022 AMA, provides us with a stable business platform on which we can (i) produce consistent, positive financial results, (ii) mature and expand our real estate service offerings, (iii) diversify and grow our managed portfolio of assets, both organically and through additional third-party relationships, (iv) pursue strategic investments and complimentary acquisitions, and (v) deliver exceptional value to our shareholders.
We distinguish ourselves from industry peers through an established standard of excellence that extends from who we hire to how we deliver our comprehensive suite of real estate services. We are able to maintain this high standard because We Show Up - every day, in person, in a collaborative environment that is structured to deliver on our mission to make a difference for our customers, our stakeholders, and in the communities that we serve.

Our Services
Our experienced team of professionals provides a comprehensive suite of services and solutions related to the management, development, and operation of real estate assets. The services we provide include asset management, property/facility management (including security, concierge, firewatch, and more), development and construction management, leasing and marketing, acquisition and disposition, asset recapitalization, design (including planning and entitlements), strategic investment consultation and execution, and various other property-specific services.
Our Managed Portfolio
The focus of our managed portfolio revolves primarily around high quality, mixed-use real estate properties and developments that are strategically located adjacent to Metro rail stations, providing convenient access to public transportation.
The following table summarizes the operating assets that were included in our managed portfolio as of December 31, 2024:

Type	# of Assets	Size/Scale	% Leased
Commercial(1)	14	2.3 million sqft.	82%
Residential	6	1.8 million sqft. / ~1,700 units	96%
ParkX - Garages	32	22,000+ spaces
ParkX - Security & Other(2)	20	~2,500 hrs/week
Total	72

(1)	Commercial % leased includes Q1 2024 delivery of a new office tower located in The Row at Reston Station. Excluding that impact, the % leased for stabilized assets is 93%.

(2)	# of assets total excludes 12 properties where both parking & other services are provided to avoid double-counting.
In addition, we manage the following assets that are under construction and scheduled for delivery in the next 6 to 12 months:
•2 commercial assets representing approximately 266,000 square feet;
•1 residential asset with 420 units representing approximately 430,000 square feet;
•1 JW Marriott-branded hotel/condominium with 247 keys and 94 residential units representing a total of approximately 520,000 square feet; and
•1 commercial parking garage with approximately 1,300 spaces.
Our development pipeline currently includes 5 commercial assets that represent approximately 1.5 million square feet, 5 residential assets with 2,326 units that represent approximately 2.5 million square feet, and 1 hotel that will include 140 keys. At full build out, our managed portfolio of assets is currently projected to total 88 assets that represent approximately 10 million square feet.
Anchor Portfolio
Our Anchor Portfolio (see below for details) includes, or will soon include, millions of square feet of Trophy and Class A office towers, luxury multi-family residential buildings, luxury hotels with branded condominium residences, high-end retail and entertainment options, associated public spaces, and commercial parking garages to serve all the properties. In 2024, Anchor portfolio assets generated a well over $100.0 million of gross revenue for the property owners.
Reston Station (Operating + Under Construction+ In Development)
Reston Station is one of the largest mixed-use, transit-oriented developments in the mid-Atlantic region. Located at the Wiehle-Reston East station on Metro’s Silver Line, the Reston Station neighborhood spans the Dulles Toll Road and covers approximately 90 acres. The Reston Station neighborhood is being developed in phases and is composed of the following five districts:
•Metro Plaza District (Operating)
The Metro Plaza District is located adjacent to Wiehle Reston-East Metro Station and contains approximately 1.4 million square feet of mixed-use development, highlighted by three Trophy-Class office buildings and BLVD Reston, a luxury residential tower with 448 units. It is home to corporate and regional headquarters of Google, ICF Global, Spotify,

Qualtrics, Rolls-Royce of North America, Carfax, and others. All buildings in the Metro Plaza District have ground floor retail, which has been leased to high-quality tenants, including Starbucks, CVS, Founding Farmers, Matchbox, Scissors & Scotch, and others.
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
•Reston Row District (Operating + Under Construction)
The Reston Row District (i.e., The Row at Reston Station) is the newest phase of the Reston Station development and is currently being constructed adjacent to the Metro Plaza District. It has entitlements in place allowing for approximately 1.5 million square feet of mixed-use development and, when completed, will feature two Trophy-Class office buildings, a residential building with 420 multifamily units, over 100,000 square feet of retail, and Virginia's first JW Marriott Hotel and Condominium tower, which will have 243 hotel rooms, 94 JW Marriott-branded condominium residences, and approximately 25,000 square feet of meeting space. The first office tower was delivered in 2024 and the remainder of the development is expected to be substantially delivered by the end of 2025.
•Commerce District (In Development)
The Commerce District is located adjacent to Wiehle Reston-East Metro Station, directly across the Dulles Toll Road from the Metro Plaza District. It has entitlements in place that allow for approximately 1.5 million square feet of new mixed-use development surrounding the four existing stabilized Class-A office buildings that represent a total of approximately 590,000 square feet. We are currently leasing and managing the four existing office buildings and one existing retail building while finalizing plans for the permitted new development.
•Midline District (In Development)
The Midline District, located directly across Wiehle Avenue from the Reston Row District and the Metro Plaza District, has entitlements in place that allow for approximately 1.2 million square feet of new mixed-use development. We are currently updating the entitlements secured by the previous owner and plan to commence development and leasing operations after receiving the necessary permits for the new development.
•West District (In Development)
The West District sits adjacent to the Reston Row District and Metro Plaza District and includes a previously developed 90,000 square foot office building owned by one of our affiliates and an apartment building owned by a third party. In 2022, our affiliate acquired an existing 58,000 square foot office building on an adjacent parcel that is planned for demolition and will be incorporated into the West District's development plans, which are planned to commence after entitlements are secured. It is anticipated that entitlements will allow for five mixed-use buildings in the West District, including the aforementioned existing apartment building.
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

Other Portfolio Assets
The following summarizes additional operating assets that are currently in our managed portfolio:
Investors X
In April 2019, we entered into a Master Transfer agreement with CP Real Estate Services, LC (“CPRES”), an entity owned by Comstock’s Chief Executive Officer, Christopher Clemente, that provided for priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns Comstock’s residual homebuilding operations. As of December 31, 2024, all residential lots have been sold. The proceeds from the lot sales will be distributed to the Company as remaining land development work associated with these projects is completed.
The Hartford
In December 2019, we entered into a joint venture with CP to acquire The Hartford Building ("The Hartford"), a stabilized Class-A office building immediately adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia. Built in 2003, the 211,000 square foot LEED Gold-certified, mixed-use building located in the premier Rosslyn-Ballston corridor. In February 2020, we arranged for DivcoWest, an unaffiliated entity, to purchase a majority ownership stake in The Hartford and secured a $87 million loan facility from MetLife. As part of the transaction, we entered into asset management and property management agreements for the building to go along with our 2.5% equity interest.
BLVD Forty Four
In October 2021, we entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that we rebranded as BLVD Forty Four. Built in 2015 and located one block from the Rockville Station on Metro's Red Line and in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, we received an acquisition fee and are entitled to receive investment related income and promote distributions in connection with our 5.0% equity interest in the asset. We also provide asset, residential, retail and parking property management services for the property in exchange for market rate fees.
BLVD Ansel
In March 2022, we entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail space, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, we received an acquisition fee and are entitled to receive investment related income and promote distributions in connection with our 5.0% equity interest in the asset. We also provide residential, retail and parking property management services for the property in exchange for market rate fees.
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
In November 2024, we entered into a definitive purchase agreement for Comstock 41 with SCG Development Holdings, LLC ("SCG") that is contingent upon the successful rezoning of the property to allow for the development of an affordable housing project at the site. Upon closing, we will enter into an operating agreement and a development agreement with SCG, under which we will provide construction management services for the affordable housing project that will be fully financed by SCG. We will also be entitled to provide property management services once the development is ready for occupancy.
Parking
ParkX, one of our wholly owned operating subsidiaries, currently manages a total of 32 commercial parking garages, including 17 commercial parking garages owned by unaffiliated parties. In addition, ParkX provides approximately 2,555 hours per week of security, concierge, and other alternative property management services across 32 different properties, 12 of which are also managed parking garage locations.

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
In Northern Virginia specifically, growing demand for technology and cybersecurity services has driven the proliferation of major corporations opening operational headquarters in the region, including Amazon, Microsoft, CoStar, Nestle, Raytheon Technologies, Boeing, and others. The expansion and continued investment of these large technology companies will benefit Northern Virginia’s employment market, further driving increased demand for the assets we manage and the mixed-use communities we are developing.
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
We have worked closely with our affiliates to secure public-private partnerships with local governments from Fairfax County and Loudoun County in Virginia to develop and manage large-scale mixed-use, transit-oriented developments. Our proven track record of developing and managing best-in-class properties across the region has positioned us as an attractive partner for additional government entities looking to improve infrastructure and enhance their surrounding communities. In addition, recent changes to the comprehensive land use plans of Fairfax County and Loudoun County that encourage high-density and mixed-use development proximate to Metro's Silver Line stations may further enhance our potential growth opportunities.
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
Our Values
We are committed to pursuing environmental sustainability, social responsibility, and robust governance practices across all our operations. We recognize that development of real estate can have significant impact, positive or negative, for the surrounding community, the region, and the environment that we all share. We believe that companies developing real estate have a responsibility to maximize the positive impacts while taking steps to minimize negative impacts. Supporting and fostering these initiatives is instrumental in making our communities better places to live, work, and play while simultaneously bolstering asset value, reducing risk, and positively impacting all stakeholders. The following are highlights from our 2024 ESG Report, the full version of which can be found on our website: www.Comstock.com/Corporate-Responsibility.
Environmental
We believe that environmentally sound business practices are critical to the long-term success of our business and the communities in which we operate. Our managed portfolio already includes multiple assets that are Leadership in Energy and Environmental Design (“LEED”) and Energy Star certified, and multiple initiatives are underway to increase the percentage of LEED and Energy Star certified buildings in our managed portfolio. Currently, all buildings in the Reston Metro Plaza District in Reston Station are LEED Silver certified or above and Energy Star certified. We continue to expand our capabilities around monitoring energy and utility consumption at all our properties, allowing us to better identify opportunities to maximize efficiency and sustainability through operational and capital improvements.
We have a partnership with DAVIS Construction on the utilization of CarbonCure, a sustainable concrete component, in the construction of Phase II of our Reston Station development (the Reston Row District). CarbonCure is clean technology that produces greener concrete by recycling carbon dioxide (CO2) produced during the cement manufacturing process and injecting the recycled CO2 into fresh concrete during mixing. Once injected, the CO2 transforms into a mineral that improves the compressive strength of concrete and captures the recycled CO2 emissions which are never re-released into the atmosphere. Every cubic yard of concrete produced with CarbonCure technology saves an average of 25 pounds of carbon from entering the atmosphere, which will save millions of pounds of CO2 emissions from entering the atmosphere. The Reston Row District is expected to utilize approximately 500,000 cubic yards of CarbonCure, which will divert 5 million pounds of carbon, or the equivalent of 258,000 gallons of gasoline not being burned. Furthermore, we intend to engage our supply chain to incorporate sustainable designs, materials, and systems into all ongoing or future developments.
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
A key to our success is our ability to attract and retain a talented workforce that understands the numerous benefits of working in-office rather than remotely. We employ a diverse, multi-generational staff that consisted of 206 full-time and 45 part-time employees as of December 31, 2024. We promote collaboration, support, and innovation, providing all our employees the opportunity to achieve their professional and wellness goals. We continuously strive to diversify our workforce, provide equal access to opportunities to our people, and promote a working environment based on mutual trust, confidence, and respect. Our employees have access to a comprehensive suite of benefits, including, but not limited to, medical, dental, vision, and life insurance options; flexible and health savings accounts; 401k plan matching; and professional development reimbursement. We offer numerous wellness initiatives and training opportunities, including diversity training and a broad suite of e-learning courses.
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
We have established corporate governance guidelines and policies that promote Company values, including a code of conduct as well as a code of ethics. Our information security team deploys an array of cybersecurity capabilities to protect our various business systems and data. We continually invest in protecting against, monitoring, and mitigating risks across the enterprise. We had no material publicly reportable information security incidents in the fiscal year ended December 31, 2024.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
To mitigate cybersecurity risks, we continuously assess and enhance our security processes and procedures. We collaborate with industry-leading managed security service providers to strengthen our ability to identify, assess, prevent, and respond to cybersecurity threats. Our information technology operations and security processes are being aligned with the National Institute of Standards and Technology (NIST) framework to further standardize and improve our security posture.

As part of our commitment to a cloud-first strategy, we prioritize the use of SaaS-based solutions for critical business functions. These third-party providers conduct annual Statement on Standards for Attestation Engagements ("SSAE") audits, ensuring compliance with industry best practices.

We have adopted a cybersecurity risk management framework designed to identify and mitigate potential cybersecurity risks, which is being integrated into our overall enterprise risk management program. Our risk assessments are informed by third-party cybersecurity experts, who conduct annual internal penetration tests and monthly vulnerability scans to continuously evaluate and strengthen our security posture.

Cybersecurity risks are categorized using a Critical, High, Medium, and Low risk scoring methodology. These assessments are performed through a combination of automated tools, manual audits, and expert evaluations, allowing us to implement effective controls that enhance our security framework. In addition, we have introduced annual cybersecurity awareness training, phishing simulations, and ongoing communication initiatives to strengthen organizational awareness of cybersecurity risks and threat prevention.

To date, we and our subsidiaries have not experienced any material cybersecurity incidents.
Governance
Cybersecurity is a key component of our enterprise risk oversight framework, with our Board of Directors actively engaged in overseeing cybersecurity risk management. While management is responsible for day-to-day cybersecurity operations, the Board ensures that our cybersecurity risk management strategies are effectively implemented. The Board is briefed on material cybersecurity incidents as necessary to maintain transparency and informed decision-making.

Our Vice President of Information Technology leads our cybersecurity strategy, programs, and risk management processes. With over 30 years of experience in IT, including 15+ years in cybersecurity, the Vice President provides strategic oversight and ensures alignment with industry best practices. This role is supported by a team of cybersecurity professionals with formal training and specialized expertise, as well as partnerships with managed security service providers focused on proactive threat detection, incident response, and risk mitigation.

As part of our annual enterprise risk assessment, cybersecurity risks are ranked and reviewed by executive management. In the event of a cybersecurity incident, the Vice President of Information Technology, in collaboration with our cybersecurity partners, would conduct a comprehensive impact assessment. This assessment would outline both potential and actual risks, along with necessary remediation steps. If an incident is deemed material, the Vice President would escalate the matter to the Board of Directors, who would determine whether disclosure to customers or investors is required.
Item 2. Properties
In November 2020, we executed a lease to relocate our corporate headquarters to office space located at 1900 Reston Metro Plaza in Reston, Virginia for a ten-year term. In January 2022, we executed a lease for a remote monitoring center for ParkX, our parking management subsidiary, and in November 2022 we executed a lease to expand our corporate headquarters, bringing the total amount of leased space to 25,630 square feet as of December 31, 2024. We believe our properties are adequately maintained and suitable for our needs and their intended use.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A common stock is traded on The Nasdaq Capital Market under the symbol “CHCI”. As of December 31, 2024, there were 34 registered holders of record of our Class A common stock and 1 holder of our Class B common stock.
We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock during the foreseeable future and intend to retain any earnings for future growth of our business.
We did not repurchase any securities under our share repurchase program or issue any unregistered securities during the year ended December 31, 2024.
Item 6. [RESERVED]
Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2024” and “2023” are referring to the twelve-month period ended December 31 for each of those respective fiscal years. This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
•Our asset management services platform is anchored by a long-term, full-service asset management agreement with Comstock Partners, LC ("CP"), an affiliate entity controlled by our Chief Executive Officer Christopher Clemente, which includes a cost-plus fee structure and covers all of the properties in our Anchor Portfolio (the "2022 AMA" - See Note 13 in the Notes to Consolidated Financial Statements for additional information). We have entered into separate asset management agreements for non-Anchor Portfolio assets. We provide asset management services for market-rate fees to all the commercial and residential assets in our managed portfolio, as well as to certain assets managed by ParkX (see below).
•As a vertically integrated real estate services company, we perform all property management services through three wholly owned subsidiaries: CHCI Commercial, CHCI Residential, and ParkX Management ("ParkX"). All properties in our managed portfolio have entered into property management agreements that provide for market-rate fees related to our services.
Our asset-light, debt-free business model allows us to substantially mitigate risks that are typically associated with real estate development and operation. The fee-based approach we have adopted helps drive consistent top-line growth that, along with our streamlined balance sheet, provides maximum flexibility to explore growth opportunities outside of our core business operations.
We have directly aligned the equity ownership of our Company with the ownership interests of the affiliated assets that we manage in our Anchor Portfolio. This relationship, along with the baseline cost-plus feature and supplemental performance-based revenue opportunities provided by the 2022 AMA, provides us with a stable business platform on which we can (i) produce consistent, positive financial results, (ii) mature and expand our real estate service offerings, (iii) diversify and grow our managed portfolio of assets, both organically and through additional third-party relationships, (iv) pursue strategic investments and complimentary acquisitions, and (v) deliver exceptional value to our shareholders.
We distinguish ourselves from industry peers through an established standard of excellence that extends from who we hire to how we deliver our comprehensive suite of real estate services. We are able to maintain this high standard because We Show Up - every day, in person, in a collaborative environment that is structured to deliver on our mission to make a difference for our customers, our stakeholders, and in the communities that we serve.

Managed Portfolio
The focus of our managed portfolio revolves primarily around high quality, mixed-use real estate properties and developments that are strategically located adjacent to Metro rail stations, providing convenient access to public transportation.
Our Anchor Portfolio (see below for details) includes, or will soon include, millions of square feet of Trophy and Class A office towers, luxury multi-family residential buildings, luxury hotels with branded condominium residences, high-end retail and entertainment options, associated public spaces, and commercial parking garages to serve all the properties. In 2024, Anchor portfolio assets generated a well over $100.0 million of gross revenue for the property owners.
The following table summarizes the operating assets that are included in our managed portfolio as of December 31, 2024:

Type	# of Assets	Size/Scale	% Leased
Commercial(1)	14	2.3 million sqft.	82%
Residential	6	1.8 million sqft. / ~1,700 units	96%
ParkX - Garages	32	22,000+ spaces
ParkX - Security & Other(2)	20	~2,500 hrs/week
Total	72

(1)	Commercial % leased includes Q1 2024 delivery of a new office tower located in The Row at Reston Station. Excluding that impact, the % leased for stabilized assets is 93%.

(2)	# of assets total excludes 12 properties where both parking & other services are provided to avoid double-counting.
In addition, we manage the following assets that are under construction and scheduled for delivery in the next 12 to 24 months:
•2 commercial assets that represent approximately 266,000 square feet;
•1 residential asset with 420 units representing approximately 430,000 square feet;
•1 JW Marriott-branded hotel/condominium with 247 keys and 94 residential units representing a total of approximately 520,000 square feet; and
•1 commercial parking garages with approximately 1,300 spaces.
Our development pipeline currently includes 5 commercial assets that represent approximately 1.5 million square feet, 5 residential assets with 2,326 units that represent approximately 2.5 million square feet, and 1 hotel that will include 140 keys. At full build out, our managed portfolio of assets is currently projected to total 88 assets representing nearly 10 million square feet.
The following tables provide further details on our managed portfolio:

Anchor Portfolio
Name	Status	Description
Reston Station	Operating + Under Construction + In Development	Among the largest mixed-use, transit-oriented developments in the Washington, D.C. region, covering nearly 90 acres spanning the Dulles Toll Road and surrounding the Wiehle Reston-East Metro Station and strategically located mid-way between Tysons, Va. and Dulles International Airport on Metro's Silver Line (Fairfax County, Va.)
Loudoun Station	Operating + In Development	Loudoun County’s first and only mixed-use, Metro-connected development that is located adjacent to Ashburn Station at the terminus of Metro's Silver Line in Ashburn, Va (Loudoun County, Va.)

Other Portfolio Assets
Name	Status	Description
The Hartford	Operating	Acquired in 2019, this 211,000 square foot mixed-use building is located adjacent to the Clarendon Station on Metro's Orange Line and is the subject of a joint venture with DivcoWest and Comstock Partners, LC. The premier office tower in the Ballston Corridor submarket of Arlington County, Va.
BLVD Forty Four	Operating	Acquired in 2021, this 15-story, mixed-use 250-unit, luxury high-rise apartment tower is located adjacent to BLVD Ansel and just 1 block from the Rockville Station on Metro’s Red Line in Rockville, Md (Montgomery County) and is the subject of a joint venture with Comstock Partners, LC. The two-building complex is the premier residential offering in Rockville Town Center.
BLVD Ansel	Operating	Acquired in 2022, this 18-story, mixed-use 250-unit, luxury high-rise apartment tower is located adjacent to BLVD Forty Four and just 1 block from the Rockville Station on Metro’s Red Line in Rockville, Md (Montgomery County) and is the subject of a joint venture with Comstock Partners, LC. The two-building complex is the premier residential offering in Rockville Town Center.
Comstock 41	Operating	Acquired in 2023, this 18,150 square foot parcel located at 41 Maryland Ave. in Rockville, Md. and is adjacent to BLVD Forty Four; currently a surface parking lot operated by ParkX Management, LC; provides an excellent opportunity for significant value enhancement through by-right entitlements for approximately 117 residential units
Investors X	Operating	Investment in Comstock Investors X, LC that owns legacy homebuilding assets that were monetized through market-rate sales that were completed in March 2024
ParkX	Operating	Commercial parking garages & spaces managed by ParkX Management that are located at/around affiliated managed properties as well as a growing number of third-party locations
Comstock 41 - Additional Information
Given its proximity to BLVD 44, we plan to explore rezoning opportunities at Comstock 41 that would allow for potential relocation of moderately-priced dwelling units from BLVD 44 to Comstock 41 as well as utilization of excess parking capacity at both BLVD 44 and BLVD Ansel. In conjunction with the acquisition, we entered into a contingent fee agreement with BLVD 44 should these pursuits prove successful (See Note 13 in the Notes to Consolidated Financial Statements for additional information).
In November 2024, we entered into a definitive purchase agreement for Comstock 41 with SCG Development Holdings, LLC ("SCG") that is contingent upon the successful rezoning of the property to allow for the development of an affordable housing project at the site. Upon closing, we will enter into an operating agreement and a development agreement with SCG, under which we will provide construction management services for the affordable housing project that will be fully financed by SCG. We will also be entitled to provide property management services once the development is ready for occupancy.
Outlook
Our management team is committed to executing our goal to provide exceptional experiences to those we do business with while maximizing shareholder value. We believe that we are properly staffed for current and foreseeable market conditions and will maintain the ability to manage risk and pursue additional growth as opportunities arise. Our real estate development and asset management operations are primarily focused on the greater Washington, D.C. area, where we believe our decades of experience provides us with the best opportunity to continue developing, managing, and investing in high-quality real estate assets and capitalizing on positive growth trends.

Our growth will continue to be fueled by our Anchor Portfolio, which will continue to generate revenue as development and construction efforts are completed for all the planned Anchor Portfolio assets, allowing us to then lease, stabilize, and arrange permanent financing for each property. Importantly, the long-term asset management agreements covering the properties included in the Anchor Portfolio, when combined with our asset-light and debt-free business model, provide us with visibility to future revenue and earnings growth while mitigating the risk for potential losses.
We aspire to be among the most admired real estate asset managers, operators, and developers by creating extraordinary places, providing exceptional experiences, and generating excellent results for all stakeholders. Our commitment to this mission drives our ability to expand our managed portfolio of assets, grow revenue, and deliver value to our shareholders.

Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$51,294	$44,721
Operating costs and expenses:
Cost of revenue	38,630	33,040
Selling, general, and administrative	2,075	2,305
Depreciation and amortization	302	212
Total operating costs and expenses	41,007	35,557
Income (loss) from operations	10,287	9,164
Other income (expense):
Interest income	672	96
Gain (loss) on real estate ventures	(297)	(1,187)
Other income (expense), net	63	79
Income (loss) from operations before income tax	10,725	8,152
Provision for (benefit from) income tax	(3,835)	368
Net income (loss)	$14,560	$7,784
Comparison of the Years Ended December 31, 2024 and 2023
Revenue
The following table summarizes revenue by line of business (in thousands):

	Year Ended December 31,
	2024		2023		Change
	Amount	%	Amount	%	$	%
Asset management	$31,497	61.4%	$29,278	65.5%	$2,219	7.6%
Property management	11,612	22.6%	10,604	23.7%	1,008	9.5%
Parking management	8,185	16.0%	4,839	10.8%	3,346	69.1%
Total revenue	$51,294	100.0%	$44,721	100.0%	$6,573	14.7%
Revenue increased 14.7% in 2024. The $6.6 million comparative increase was primarily driven by a $4.8 million, or 101.4%, increase in recurring, fee-based revenue from our property and parking management services due to the continued expansion of our managed portfolio. Also contributing to the increase was $3.1 million of additional supplemental fees stemming from leasing activity and refinancing fees, as well as a $1.8 million increase in fee-based asset management services. Partially offsetting these increases was a $3.3 million decrease in incentive fees earned. A previously scheduled October 1, 2024 incentive fee trigger event for seven specified managed portfolio assets was deferred. (See Note 13 in the Notes to Consolidated Financial Statements for additional information).
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Cost of revenue	$38,630	$33,040	$5,590	16.9%
Selling, general, and administrative	2,075	2,305	(230)	(10.0)%
Depreciation and amortization	302	212	90	42.5%
Total operating costs and expenses	$41,007	$35,557	$5,450	15.3%

Operating costs and expenses increased 15.3% in 2024. The $5.5 million comparative increase was primarily due to a $3.6 million increase in personnel expenses from increased headcount and employee compensation and a net $1.9 million increase in reimbursable/billable expenses.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Interest income	$672	$96	$576	600.0%
Gain (loss) on real estate ventures	(297)	(1,187)	890	(75.0)%
Other income (expense), net	63	79	(16)	(20.3)%
Total other income (expense)	$438	$(1,012)	$1,450	(143.3)%
Other income (expense) changed by $1.5 million in 2024, primarily driven by primarily driven by a combined $0.9 million improvement in mark-to-market valuation impacts of equity method investments in real estate ventures and a $0.6 million increase in interest income stemming from interest earned on money market sweep accounts that were not active for all of 2023.
Income taxes
We recorded a $3.8 million income tax benefit in 2024, compared to a provision for income tax of $0.4 million in 2023. The $4.2 million net change was primarily driven by a $6.5 million valuation allowance release in the current period, partially offset by the impact of higher taxable income from operations. As of December 31, 2024, we had $111.1 million of net operating loss (“NOL") carryforwards.
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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2024	2023
Net income (loss)	$14,560	$7,784
Interest income	(672)	(96)
Income taxes	(3,835)	368
Depreciation and amortization	302	212
Stock-based compensation	945	968
(Gain) loss on real estate ventures	297	1,187
Adjusted EBITDA	$11,597	$10,423
The increases in Adjusted EBITDA for the year ended December 31, 2024 were primarily driven by significant increases in recurring fee-based property and parking management revenue and supplemental asset management fee revenue.
Seasonality and Quarterly Fluctuations
None.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of December 31, 2024, were our cash and cash equivalents of $28.8 million and our $10.0 million of available borrowings on our Credit Facility. (See Note 6 in the Notes to Consolidated Financial Statements for additional information).
Significant factors which could affect future liquidity include the adequacy of available lines of credit, cash flows generated from operating activities, working capital management and investments.
Our primary capital needs are for working capital obligations and other general corporate purposes, including investments and capital expenditures. Our primary sources of working capital are cash from operations and distributions from investments in real estate ventures. We have historically financed our operations with internally generated funds and, more rarely and only when necessary, borrowings from our Credit Facility. We believe we currently have adequate liquidity and availability of capital to fund our present operations.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	Change
Net cash provided by (used in) operating activities	$10,675	$9,003	$1,672
Net cash provided by (used in) investing activities	(350)	(1,547)	1,197
Net cash provided by (used in) financing activities	(352)	(390)	38
Net increase (decrease) in cash and cash equivalents	$9,973	$7,066	$2,907
Operating Activities
The $1.7 million variance in net operating cash activity was primarily driven by a $1.7 million increase in net income from continuing operations after adjustments for non-cash items. The comparative net changes to our net working capital balances were immaterial.

Investing Activities
The $1.2 million variance in net investing cash activity was primarily driven by a $1.4 million decrease in investments in real estate ventures, partially offset by a $0.4 million increase in purchases of securities to fund non-qualified deferred compensation plan liabilities.
Financing Activities
The immaterial variance in net financing cash activity was primarily driven by $0.2 million of proceeds in conjunction with the issuance of common stock related to equity awards, which was almost entirely offset by a $0.2 million increase in cash paid for taxes related to the net share settlement of equity awards.
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
We have minority voting and economic interests in our investments in real estate ventures that we have elected to report at fair value and do not control the activities that most significantly impact their economic performance. We have determined we are not the primary beneficiary in these investments, and therefore do not consolidate them into our balance sheets as of December 31, 2024 and 2023 or into our statements of operations for the years ended December 31, 2024 and 2023.
Revenue - Incentive Fees
Pursuant to the 2022 AMA, we are entitled to earn incentive compensation fees revenue ("Incentive Fees") on certain managed real estate assets if defined triggering events, which are differentiated based on the classification of the assets and defined in the agreement, are achieved. (See Note 13 for additional information).

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
For the years ended December 31, 2024 and 2023, we recognized revenue from Incentive Fees of $1.5 million and $4.8 million, respectively.
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
For the years ended December 31, 2024 and 2023, we recorded net decreases to our deferred tax valuation allowance of $6.5 million and $1.5 million, respectively.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data

COMSTOCK HOLDING COMPANIES, INC.

19

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Comstock Holding Companies, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Comstock Holding Companies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Realizability of deferred tax assets and valuation allowance assessment
As described further in Note 11 to the consolidated financial statements, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. The Company continues to record valuation allowances against deferred tax assets when it is considered more likely than not that the deferred tax asset will not be realized prior to expiration. During 2024, after weighing all available positive and negative evidence, the Company released $6.5 million of the valuation allowance as management deemed estimated future taxable income to be sufficient to realize additional deferred tax assets related to net operating loss and tax credit carryforwards.

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
Arlington, Virginia
March 21, 2025

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$28,761	$18,788
Accounts receivable, net	282	496
Accounts receivable - related parties	7,254	4,749
Prepaid expenses and other current assets	430	353
Total current assets	36,727	24,386
Fixed assets, net	574	478
Intangible assets	144	144
Leasehold improvements, net	60	89
Investments in real estate ventures	6,228	7,077
Operating lease assets	5,916	6,790
Deferred income taxes, net	14,720	10,885
Deferred compensation plan assets	438	53
Other assets	60	37
Total assets	$64,867	$49,939

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$4,952	$4,681
Accounts payable and accrued liabilities	781	838
Current operating lease liabilities	922	854
Total current liabilities	6,655	6,373
Deferred compensation plan liabilities	492	77
Operating lease liabilities	5,351	6,273
Total liabilities	12,498	12,723
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,774 issued and 9,689 outstanding as of December 31, 2024; 9,525 issued and 9,440 outstanding as of December 31, 2023	97	94
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of December 31, 2024 and 2023	2	2
Additional paid-in capital	202,702	202,112
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(147,770)	(162,330)
Total stockholders' equity	52,369	37,216
Total liabilities and stockholders' equity	$64,867	$49,939

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue	$51,294	$44,721
Operating costs and expenses:
Cost of revenue	38,630	33,040
Selling, general, and administrative	2,075	2,305
Depreciation and amortization	302	212
Total operating costs and expenses	41,007	35,557
Income (loss) from operations	10,287	9,164
Other income (expense):
Interest income	672	96
Gain (loss) on real estate ventures	(297)	(1,187)
Other income (expense), net	63	79
Income (loss) from operations before income tax	10,725	8,152
Provision for (benefit from) income tax	(3,835)	368
Net income (loss)	$14,560	$7,784

Weighted-average common stock outstanding:
Basic	9,846	9,629
Diluted	10,327	10,108

Net income (loss) per share:
Basic	$1.48	$0.81
Diluted	$1.41	$0.77

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Class A		Class B
	Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Balance as of December 31, 2022	9,337	$93	220	$2	$201,535	$(2,662)	$(170,114)	$28,854
Issuance of common stock, net of shares withheld for taxes	165	1	—	—	(391)	—	—	(390)
Stock-based compensation	23	—	—	—	968	—	—	968
Net income (loss)	—	—	—	—	—	—	7,784	7,784
Balance as of December 31, 2023	9,525	$94	220	$2	$202,112	$(2,662)	$(162,330)	$37,216
Issuance of common stock, net of shares withheld for taxes	232	3	—	—	(355)	—	—	(352)
Stock-based compensation	17	—	—	—	945	—	—	945
Net income (loss)	—	—	—	—	—	—	14,560	14,560
Balance as of December 31, 2024	9,774	$97	220	$2	$202,702	$(2,662)	$(147,770)	$52,369

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023
Operating Activities
Net income (loss)	$14,560	$7,784
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	302	212
Stock-based compensation	945	968
(Gain) loss on real estate ventures	297	1,187
Distributions from real estate ventures	82	44
Deferred income taxes	(3,835)	470
Accrued interest income	(70)	(48)
(Gain) loss on disposal of fixed assets	—	9
(Gain) loss on deferred compensation plan	3	1
Changes in operating assets and liabilities:
Accounts receivable	(2,291)	(1,450)
Prepaid expenses and other current assets	(7)	(41)
Accrued personnel costs	271	(278)
Accounts payable and accrued liabilities	(57)	26
Deferred compensation plan liabilities	455	75
Other assets and liabilities	20	44
Net cash provided by (used in) operating activities	10,675	9,003

Investing Activities
Investments in real estate ventures	(140)	(1,583)
Distributions from real estate ventures	586	335
Purchase of deferred compensation plan securities	(428)	(52)
Purchase of fixed assets	(368)	(247)
Net cash provided by (used in) investing activities	(350)	(1,547)

Financing Activities
Proceeds from issuance of common stock related to equity awards	226	—
Payment of taxes related to the net share settlement of equity awards	(578)	(390)
Net cash provided by (used in) financing activities	(352)	(390)

Net increase (decrease) in cash and cash equivalents	9,973	7,066
Cash and cash equivalents, beginning of period	18,788	11,722
Cash and cash equivalents, end of period	$28,761	$18,788

Supplemental Cash Flow Information
Net cash paid (received) for:
Interest	$(602)	$(48)
Income taxes	3	26

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
Fiscal Year
Comstock uses a fiscal reporting calendar which begins on January 1 and ends on December 31. The fiscal years presented are the years ended December 31, 2024 (“2024”) and December 31, 2023 (“2023”). Each of the Company’s fiscal quarters ends on the last day of the calendar month.
Segment Information
Operating segments are defined as components of a business that can earn revenue and incur expenses for which discrete financial information is evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to decide how to allocate resources and assess performance. The Company's CODM, its Chief Executive Officer, primarily reviews consolidated results of operations to assess performance and make decisions on how to allocate resources, therefore the Company views its operations and manages its business as one reportable operating segment. (See Note 15 for additional information).
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
Accounts Receivable
Accounts receivable are recorded at the amount invoiced. The Company records an allowance for doubtful accounts on an as-needed basis to reduce the trade accounts receivables balance by the estimated amounts that may become uncollectible in the future. The allowance for doubtful accounts estimate is based on the accounts receivable aging report, historical collection experience, and the payee's general financial condition. The Company does not record an allowance for doubtful accounts on accounts receivable from related parties due to the nature of the receivables and collection history. As of December 31, 2024, the Company's allowance for doubtful accounts was $0.1 million.

Concentrations of Credit Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable from related parties. The Company invests a significant portion of its excess cash position into U.S. Treasury-based funds through an automated overnight sweep investment account program administered by a brokerage firm affiliated with the bank at which the majority of our cash deposits are held. The Company maintains cash and cash equivalents in financial institutions that management believes to be financially sound and with minimal credit risk. At times, the Company's deposits exceed federally insured limits, however management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institutions in which the deposits are held. The Company does a significant amount of business with related parties, demonstrated by related parties accounting for 94.1% of its consolidated revenue and 96.3% of its accounts receivable in 2024. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk and monitors the credit standing of its related party entities.
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

In addition, the Company performs an analysis on its investments in real estate ventures to determine if they qualify as a variable interest entity (“VIE”). For an entity in which we have acquired an interest, the entity will be considered a VIE if either of the following characteristics are met: (i) the entity lacks sufficient equity to finance its activities without additional subordinated financial support, or (ii) equity holders, as a group, lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company then determines if it is the primary beneficiary to determine if the entity needs to be included in its consolidated financial results. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the entity. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance, including evaluating the nature of relationships and activities of the parties involved and, where necessary, determining which party within a related-party group is most closely associated with the VIE and would therefore be considered the primary beneficiary. The Company determines primary beneficiary status of a VIE at the time of investment and performs ongoing reassessments to evaluate whether changes in the entity’s capital structure or changes in the nature of its involvement with the entity result in a change to the VIE designation or a change to its consolidation conclusion. (See Note 4 for additional information).
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
Intangible Assets
On an annual basis, and at interim periods when circumstances require, the Company tests the recoverability of any intangible assets balances that exist at that time and reviews for indicators of impairment. To test for the recoverability of indefinite-lived intangible assets, the Company first performs a qualitative assessment based on economic, industry and company-specific factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. Next, a quantitative assessment is performed to compare the fair value of the indefinite-lived asset to the respective carrying value. If the carrying value exceeds the fair value, a second assessment is performed to measure the amount of impairment loss on a relative fair value basis, if any.
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

Revenue
The Company operates under long-term asset management and property management agreements that provide recurring fee-based revenue streams.
•Asset management services are anchored by a long-term, full-service asset management agreement with Comstock Partners, LC ("CP"), an affiliate entity controlled by Chief Executive Officer Christopher Clemente, which includes a cost-plus fee structure and covers all of the properties in the Company's Anchor Portfolio (the "2022 AMA" - See Note 13 in the Notes to Consolidated Financial Statements for additional information).
•Property management services are performed through three wholly owned subsidiaries: CHCI Commercial, CHCI Residential, and ParkX Management ("ParkX"). All properties in the Company's managed portfolio have entered into property management agreements with the Company's operational subsidiaries that provide services for market-rate fees.
The Company’s revenue streams, revenue recognition policies, and cost of revenue details are summarized by the following:
Asset Management/Property Management/Parking Management
Asset management pricing associated with the 2022 AMA includes a cost-plus management fee or a market-rate fee form of variable consideration, and the Company earns whichever is higher. Revenue for other asset management contracts is generally in the form of a monthly fee based upon property-level cash receipts or leasing agreements executed at the managed properties.
Property Management pricing is generally in the form of a monthly management fee based upon property-level cash receipts, square footage under management, or some other variable metric. Parking management pricing is generally in the form of a monthly management fee and additional fees for accounting, remote monitoring, ticketing, insurance, and various other site-level services. In addition, property management and ParkX revenue includes reimbursable expenses such as payroll and other employee costs for those performing services at managed properties.
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
Incentive Fees
Pursuant to the 2022 AMA, incentive compensation fees revenue ("Incentive Fees") may be earned on certain managed real estate assets if defined triggering events, which are differentiated based on the classification of the assets, are achieved. (See Note 13 for additional information).
Incentive Fees represent variable consideration and are calculated as a percentage of the imputed profit that would be realized upon the hypothetical sale or recapitalization of the asset (or assets) for which triggering event criteria were met. The calculation of imputed profit is based on a fair market value assessment that includes highly variable financial inputs and must also consider macro-economic and environmental factors that may affect fair market value. Due to the subjective and potentially volatile nature of this variable consideration, revenue is only recognized on Incentive Fees for each managed asset when 1) any material uncertainties associated with the valuation of real estate assets that drive Incentive Fees are substantially resolved and 2) it is probable that a significant reversal in the amount of related cumulative Incentive Fee revenue recognized will not occur. As a result, the Company only recognizes Incentive Fees at or near each asset's respective triggering event (as detailed in the 2022 AMA) when imputed profit can be reasonably calculated and relied upon to not materially change.
Cost of Revenue
Cost of revenue is composed primarily of employment expenses for personnel providing services to the Company's managed portfolio of assets. It also includes reimbursable expenses incurred under the Company's various asset and property management agreements, as well as the expenses related to the public listing of its shares and corresponding regulatory reporting obligations.
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improving Reportable Segment Disclosures.” This guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The standard also requires all annual disclosures currently required by ASC Topic 280 to be included in interim periods. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company adopted the standard effective January 1, 2024 and determined that adoption of the standard had no material impact on its consolidated financial statements. (See Note 15 for the related segment disclosures).
Recent Accounting Pronouncements - Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This guidance requires disclosure of disaggregated information about certain financial statement expense line items presented on the consolidated statements of operations in the notes to the financial statements on an interim and annual basis. The standard can be applied either prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Fixed Assets & Intangible Assets
The following table provides a detailed breakout of fixed assets, by type (in thousands):

	December 31,
	2024	2023
Computer equipment and capitalized software	$519	$444
Furniture and fixtures	123	115
Office equipment	67	67
Vehicles	393	193
Total fixed assets	1,102	819
Accumulated depreciation	(528)	(341)
Total fixed assets, net	$574	$478
Depreciation expense for the years ended December 31, 2024 and 2023 was $0.3 million and $0.2 million, respectively.
In May 2022, the Company purchased the rights to the www.comstock.com domain name for $0.1 million. The Company has recorded the domain name purchase as an indefinite-lived intangible asset on its consolidated balance sheets that will be tested annually for impairment.
4. Investments in Real Estate Ventures
The following table summarizes the Company's investments in real estate ventures that are recorded on the consolidated balance sheets (in thousands):

		December 31,
Investment	Ownership %	2024	2023	Accounting Method
Investors X	50.0%	$395	$976	Fair Value
The Hartford	2.5%	591	610	Fair Value
BLVD Forty Four	5.0%	1,661	1,837	Fair Value
BLVD Ansel	5.0%	1,952	2,090	Fair Value
Total investments recorded at fair value		4,599	5,513
Comstock 41	100.0%	1,629	1,564	Consolidated
Total investments in real estate ventures		$6,228	$7,077
The Company’s maximum loss exposure on each of its investments in real estate ventures is equal to the carrying amount of the investment. Additional details on each investment are as follows:
Investors X
In April 2019, the Company entered into a master transfer agreement with CP Real Estate Services, LC (“CPRES”), an entity owned by Mr. Clemente, which entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of December 31, 2024, all residential lots have been sold. The proceeds from the lot sales will be distributed to the Company as remaining land development work associated with these projects is completed. (See Note 13 for additional information).
The Hartford
In December 2019, the Company entered into a joint venture with CP to acquire The Hartford Building ("The Hartford"), a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia. Built in 2003, the 211,000 square foot, LEED Gold-certified building is located in the premier Rosslyn-Ballston corridor. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in The Hartford Building and secured a $87.0 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property in exchange for market-rate fees, for which it recognized $1.0 million of revenue for the year ended

December 31, 2024. Fair value of the property is determined on a quarterly basis using an income approach model. As of December 31, 2024, the Company’s ownership interest in The Hartford was 2.5%. (See Note 13 for additional information).
BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was rebranded as BLVD Forty Four. Built in 2015 and located one block from the Rockville Station on Metro's Red Line in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment-related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market-rate fees, for which it recognized $1.3 million of revenue for the year ended December 31, 2024. Fair value is determined on a quarterly basis using an income approach model. As of December 31, 2024, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 13 for additional information).
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail space, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment-related income and promote distributions in connection with its equity interest in the asset. The Company also provides asset, residential, retail and parking property management services for the property in exchange for market-rate fees, for which it recognized $1.2 million of revenue for the year ended December 31, 2024. Fair value is determined on a quarterly basis using an income approach model. As of December 31, 2024, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 13 for additional information).
The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2022	$7,013
Investments	89
Distributions	(379)
Change in fair value	(1,210)
Balance as of December 31, 2023	$5,513
Investments	74
Distributions	(668)
Change in fair value	(320)
Balance as of December 31, 2024	$4,599
Comstock 41
In December 2023, the Company completed the acquisition of an 18,150 square foot land parcel located at 41 Maryland Avenue in Rockville, Maryland (“Comstock 41”) through a wholly owned subsidiary for $1.5 million. This investment property sits adjacent to BLVD Ansel and BLVD Forty-Four and is currently a surface parking lot. Comstock 41 has existing entitlements for at least 117 dwelling units and approximately 11,000 square feet of retail space. (See Note 13 for additional information).
In November 2024, the Company entered into a definitive purchase agreement for Comstock 41 with SCG Development Holdings, LLC ("SCG") that is contingent upon the successful rezoning of the property to allow for the development of an affordable housing project at the site. Upon closing, the Company will enter into an operating agreement and a development agreement with SCG, under which the Company will provide construction management services for the affordable housing project that will be fully financed by SCG. The Company will also be entitled to provide property management services once the development is ready for occupancy.
Other Investments
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations and was immaterial for the years ended December 31, 2024 and 2023, respectively.
Investment Financial Information
The following tables summarize the combined statements of operations information for our unconsolidated investments in real estate ventures (in thousands):

	Year Ended December 31,
Combined Statements of Operations:	2024	2023
Revenue	$28,115	$24,877
Operating income (loss)	16,237	13,251
Net income (loss)	$(5,882)	(10,506)
5. Leases
The Company has operating leases for office space leased in various buildings for its own use. The Company's leases have original terms ranging from 5 to 10 years. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants. Lease costs related to the Company's operating leases are primarily reflected in "cost of revenue" in the consolidated statements of operations, as they are a reimbursable cost under the Company's respective asset management agreements. (See Note 13 for additional information).
The following table summarizes operating lease costs, by type (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease costs
Fixed lease costs	$1,186	$1,186
Variable lease costs	392	458
Total operating lease costs	$1,578	$1,644
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for lease liabilities:
Operating cash flows from operating leases	$1,559	$1,588
As of December 31, 2024, the Company's operating leases had a weighted-average remaining lease term of 5.78 years and a weighted-average discount rate of 4.64%.
The following table summarizes future lease liability payments (in thousands):

Year Ending December 31,	Operating Leases
2025	$1,194
2026	1,222
2027	1,204
2028	1,233
2029	1,263
Thereafter	1,073
Total future lease payments	7,189
Imputed interest	(916)
Total lease liabilities	$6,273

The Company does not have any lease liabilities which have not yet commenced as of December 31, 2024.
6. Debt
In March 2020, the Company entered into a five-year Revolving Capital Line of Credit Agreement with CPRES, pursuant to which the Company secured a $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum scheduled to expire in March 2025 (the “Credit Facility”). As of December 31, 2024, the full balance of the Credit Facility remained available for use and the Company had no outstanding debt or financing arrangements for which future payments are due.
On March 19, 2025, the Company entered into an agreement with CP to secure a new $10.0 million capital line of credit with the same variable interest rate structure as the Credit Facility that is scheduled to expire in March 2030 (the "New Credit Facility").
7. Commitments and Contingencies
The Company maintains certain non-cancelable operating leases that contain various renewal options. (See Note 5 for additional information)
The Company is subject to litigation from time to time in the ordinary course of business; however, the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position, or liquidity. The Company records a contingent liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated; however, the Company is not aware of any reasonably possible losses that would have a material impact on its results of operations, financial position, or liquidity. The Company expenses legal defense costs as they are incurred.
8. Fair Value Disclosures
As of December 31, 2024, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximated fair value because of the short-term nature of these instruments.
As of December 31, 2024, deferred compensation plan assets, which are Company-funded investments that are meant to correlate with participant-directed hypothetical investments in stock and bond mutual funds, are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held (Level 1). Corresponding deferred compensation plan liabilities reflect the fair value of the aforementioned hypothetical investments and are based on inputs derived principally from observable market data (Level 2) through their direct correlation with the deferred compensation plan assets.
As of December 31, 2024, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). (See Note 4 for additional information).
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
9. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of our Class A common stock upon transfer. As of December 31, 2024, the Company had not declared any dividends.
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of December 31, 2024, there were 1.4 million shares of Class A common stock available for issuance under the 2019 Plan.
During the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense of $0.9 million and $1.0 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of December 31, 2024, there was $0.8 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 1.9 years.
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
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	671	$3.42
Granted	244	4.81
Released	(300)	3.06
Canceled/Forfeited	(87)	4.25
Balance as of December 31, 2024	531	$4.12
The total intrinsic value of RSUs that vested during the years ended December 31, 2024 and 2023 was $1.5 million and $1.1 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	116	$3.07	3.9	$192
Granted	—	—
Exercised	(23)	3.74
Canceled/Forfeited	—	—
Expired	(3)	7.63
Balance as of December 31, 2024	90	$2.72	3.2	$479
Exercisable as of December 31, 2024	90	$2.72	3.2	$479
The total intrinsic value of stock options exercised during the year ended December 31, 2024 was $0.1 million. There were no stock options exercised during the year ended December 31, 2023.

10. Revenue
All the Company's revenue was for the years ended December 31, 2024 and 2023 was generated in the United States.
The following tables summarize the Company’s revenue by line of business, customer type, and contract fee type (in thousands):

	Year Ended December 31,
	2024	2023
Revenue by Line of Business
Asset management	$31,497	$29,278
Property management	11,612	10,604
Parking management	8,185	4,839
Total revenue	$51,294	$44,721

	Year Ended December 31,
	2024	2023
Revenue by Customer Type
Related party	$48,278	$43,568
Commercial	3,016	1,153
Total revenue	$51,294	$44,721

	Year Ended December 31,
	2024	2023
Revenue by Timing
Recurring/over time	$43,666	$37,151
Point-in-time	7,628	7,570
Total revenue	$51,294	$44,721

		Year Ended December 31,
		2024	2023
	Revenue by Contract Fee Type[1]
	Cost Recovery[2]	$33,687	$32,261
	Variable[3]	14,001	10,019
	Fixed[4]	3,606	2,441
	Total revenue	$51,294	$44,721

[1]	Certain contracts contain multiple revenue streams that lend to classification in more than one category.
[2]	Includes cost plus revenues tied to asset management services under the 2022 AMA and reimbursable expenses.
[3]	Includes fixed rate contract amounts applied to various variable metrics to determine the amount of revenue earned.
[4]	Includes fixed fee arrangements where the dollar value of the revenue earned remains consistent over time.
Pursuant to the terms of the 2022 AMA, the Company may earn and recognize incentive fee revenue for certain commercial assets in its managed portfolio based on specific dates and measurement criteria that are defined in the agreement. (See Note 13 for additional information).
For the years ended December 31, 2024, and 2023 the Company recognized revenue from incentive fees of $1.5 million and $4.8 million, respectively. All incentive fee revenue recognized to date has been related to services performed in prior periods for which revenue recognition criteria were previously constrained.

11. Income Tax
The following table summarizes the components of the provision for (benefit from) income tax (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	(102)
Total current taxes	—	(102)

Deferred:
Federal	2,313	1,839
State	358	178
Total deferred taxes	2,671	2,017

Other:
Valuation allowance	(6,506)	(1,547)

Provision for (benefit from) income taxes	$(3,835)	$368
The following table presents a reconciliation the statutory federal income tax rate to the Company's effective income tax rate:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	4.74%	4.64%
Permanent differences	0.55%	0.50%
Return to provision	0.01%	(0.99)%
Change in valuation allowance	(60.66)%	(18.99)%
Change in state tax rate	(0.14)%	(0.21)%
Other	(1.26)%	(1.44)%
Effective tax rate	(35.76)%	4.51%
The Company's effective tax rates for the years ended December 31, 2024 and 2023 differ from the U.S. federal statutory tax rate of 21%, primarily due to state income taxes and the impact of valuation allowance releases of $6.5 million and $1.5 million, respectively.
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

The following table summarizes the components of the Company's deferred tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss and tax credit carryforwards	$28,589	$31,465
Stock-based compensation	538	471
Investments in affiliates	1,420	1,395
Right of use lease liability	1,615	1,825
Bonus accrual	1,277	1,172
Valuation allowance	(17,146)	(23,666)
Total deferred tax assets	16,293	12,662

Deferred tax liabilities:
Right of use lease asset	(1,523)	(1,739)
Depreciation and amortization	(50)	(38)
Total deferred tax liabilities	(1,573)	(1,777)

Net deferred income tax assets (liabilities)	$14,720	$10,885
As of December 31, 2024, the Company had $111.1 million of net operating loss (“NOL") carryforwards. These NOLs, if unused, will begin expiring in 2028. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, the Company has adopted a Section 382 rights agreement that is scheduled to expire on March 27, 2025. The Section 382 rights agreement helps to reduce the likelihood of an unintended “ownership change”, thus preserving the value of these future tax benefits. We estimate that as of December 31, 2024, the three-year cumulative shift in ownership of the Company’s stock had not triggered a limitation in the use of our NOL asset.
As of December 31, 2024, there were no uncertain tax positions that, if recognized, would affect the Company's effective tax rate. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. All of our income tax returns remain subject to examination by federal and state tax authorities due to the availability of our NOL carryforwards.
12. Net Income (Loss) Per Share
The following table summarizes the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net income (loss) - Basic and Diluted	$14,560	$7,784

Denominator:
Weighted-average common shares outstanding - Basic	9,846	9,629
Effect of common share equivalents	481	479
Weighted-average common shares outstanding - Diluted	10,327	10,108

Net income (loss) per share:
Basic	$1.48	$0.81
Diluted	$1.41	$0.77

The following table summarizes common share equivalents that have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023
Restricted stock units	2	2
Stock options	1	29
Warrants	—	46
13. Related Party Transactions
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
Business Management Agreements
In July 2019, CAM entered into a Business Management Agreement (the “BC Management Agreement”) with CPRES, whereby CAM provides CPRES with professional management and consultation services, including, without limitation, consultation on land development and real estate transactions, for a residential community located in Monteverde, Florida. On January 1, 2023, a successor contract for the BC Management Agreement was executed by DCS Real Estate Investments, LC, an entity controlled by a member of CP. The BC Management Agreement provided that DCS Real Estate Investments, LC pay CAM an annual management fee equal to $0.4 million and reimburse CAM for certain expenses. The BC Management Agreement was terminated effective December 31, 2024.
On February 1, 2024, CAM entered into a Business Management Agreement (the “SH Management Agreement”) with Springfield Holdings, LLC (“Springfield”), an entity controlled by a member of CP, whereby CAM provides Springfield with professional management and consultation on land development and real estate services for a residential community located in Ranson, West Virginia. The initial term of the SH Management Agreement expires on December 31, 2024 with automatic one-year renewals. The SH Management Agreement provides that Springfield will reimburse CAM for certain immaterial title, survey, and architectural expenses at cost.
Investors X
In April 2019, the Company entered into a master transfer agreement with CPRES that entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. The Company considers Investors X to be a variable interest entity over which it does not have the power to direct activities that most significantly impact economic performance, therefore it is not the primary beneficiary of Investors X and does not have to consolidate the entity into its financial results. (See Note 4 for additional information).
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
In February 2020, the Company, CP and DWF VI 3101 Wilson Member, LLC (“DWF”), an unaffiliated, third party, equity investor in The Hartford, entered into a limited liability company agreement (the “DWC Operating Agreement”) to form DWC 3101 Wilson Venture, LLC (“DWC”) to, among other things, acquire, own and hold all interests in The Hartford. In furtherance thereof, on February 7, 2020, the original operating agreement was amended and restated (the “A&R Operating Agreement”) to memorialize the Company’s and CP’s assignment of 100% of its membership interests in The Hartford to DWC. As a result, DWC is the sole member of The Hartford Owner. The Company and CP, respectively, hold minority membership interests in, and DWF holds the majority membership interest in, DWC. (See Note 4 for additional information).

BLVD Forty Four/BLVD Ansel
In October 2021 and March 2022, the Company entered into joint ventures with CP to acquire BLVD Forty Four and BLVD Ansel, respectively, two adjacent mixed-use luxury high-rise apartment buildings located near the Rockville Metro Station in Rockville, Maryland. The Company considers BLVD Forty Four and BLVD Ansel to be variable interest entities upon which it exercises significant influence; however, considering key factors such as the Company’s ownership interest and participation in policy-making decisions by majority equity holders, and oversight of management services by majority equity holders, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Given that the Company is not the entity most closely associated with the properties, it concluded that it is not the primary beneficiary and does not have a controlling financial interest in either property. (See Note 4 for additional information).
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
Corporate Leases
In November 2020, the Company relocated its corporate headquarters to office space owned and controlled by its Chief Executive Officer Christopher Clemente and his family, pursuant to a ten-year lease agreement. In November 2022, the Company executed a 3,778 square foot lease expansion agreement with terms that align with the original agreement. (See Note 6 for additional information). In January 2022, ParkX Management, LC, a subsidiary of the Company, entered into a separate five-year lease agreement with an affiliate controlled and owned by Mr. Clemente and his family to host ParkX's specialized remote monitoring center operations. (See Note 5 for additional information).
Credit Facility
On March 19, 2025, the Company entered into an agreement with CP to secure a new $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum that is scheduled to expire in March 2030, replacing a pre-existing expiring credit facility with CPRES (See Note 6 for additional information).
14. Employee Benefit Plans
The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 90% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 3% of participant contributions limited to 3% of a participant’s gross compensation (maximum Company match is 4%). The combined total expense for this plan was $0.7 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.
In November 2023, the Company adopted a non-qualified deferred compensation plan ("NQDC Plan"). The NQDC Plan allows certain eligible employees to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus and earn tax-deferred earnings on these deferrals. The NQDC Plan also provides for matching Company contributions that vest over a three-year period. In the NQDC Plan, a participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The Company, through a broker partner affiliated with the NQDC Plan administrator, directly funds investments that are meant to correlate with participant-directed hypothetical investments in stock and bond mutual funds in an effort to directly provide for its future NQDC Plan liabilities. NQDC Plan assets and liabilities are marked-to-market each quarter. Fair value changes to NQDC Plan liabilities are recorded as a benefit plan-related operating expense and the net investment income (loss) from NQDC Plan assets is recorded as other income (expense) in our consolidated statements of income. As of December 31, 2024, total NQDC plan assets and liabilities were $0.4 million and $0.5 million, respectively. During the year ended December 31, 2024, there were $0.1 million in distributions from the Company's NQDC Plan.

15. Segment Information
The Company’s CODM is the Chief Executive Officer. The Company views its operations and manages its business as a single reportable operating segment. Segment revenue is primarily generated from the performance of various real estate services through the asset and property management contracts entered into with customers.
The CODM evaluates segment performance and decides how to allocate resources primarily based on the Company’s consolidated net income results, as reported in the consolidated statements of operations as "net income (loss)". The measure of segment assets is reported on the consolidated balance sheets as "total assets".
The financial information reviewed by the CODM includes the following disaggregation of operating expenses for the Company's single reportable operating segment (in thousands):

	Year Ended December 31,
	2024	2023
Asset management and corporate operating expenses	$23,807	$21,618
Commercial operating expenses	4,042	4,086
Residential operating expenses	4,835	4,492
ParkX operating expenses	7,076	4,181
Stock compensation	945	968
Depreciation and amortization	302	212
Total operating costs and expenses	$41,007	$35,557

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
10b5-1 Trading Plans
During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

New Credit Facility
On March 19, 2025, Comstock Holding Companies, Inc. (the “Company”) entered into a Revolving Capital Line of Credit Agreement (the “Loan Agreement”) with Comstock Partners, LC (“Lender”), an entity controlled by Christopher Clemente, the Chief Executive Officer of the Company, pursuant to which the Company secured a Ten Million Dollar ($10,000,000) capital line of credit (the “Loan”). Under the terms of the Loan Agreement, the Loan provides for an initial variable interest rate of the WSJ Prime Rate plus one percent (1.00%) per annum on advances made under the Loan, payable monthly in arrears. The five-year term facility allows for interim draws that carry a maturity date of twelve (12) months from the initial date of the disbursement unless a longer initial term is agreed to by the Lender. The capital provided to the Company by the Loan will be utilized (i) to fund the cash requirements of the Company or any of its subsidiaries or affiliated entities engaged in real estate development, asset management and real estate related services; (ii) to secure additional investment opportunities; and (iii) for general corporate purposes.
The foregoing summary of the Loan Agreement is qualified in its entirety by the provisions of the Loan Agreement, which the Company has filed herewith in this Annual Report on Form 10-K.

PART III

The information required by Items 10 through 14 of this section is incorporated herein by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the close of our fiscal year-end. These items include:

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
3.Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	November 16, 2015

3.2	Amended and Restated Bylaws	10-K	3.2	March 31, 2005

3.3	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017	8-K	3.1	March 28, 2017

3.4	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.2	February 19, 2019

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc.	8-K	3.1	February 19, 2019

4.1	Specimen Stock Certificate	S-1	4.1	August 13, 2004

4.2	Description of Capital Stock	10-K	4.2	March 31, 2022

10.1	Form of Indemnification Agreement	S-1/A	10.10	December 7, 2004

10.2+	2004 Long-Term Incentive Compensation Plan	S-1/A	10.12	December 7, 2004

10.3+	Form of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan	S-1/A	10.13	December 7, 2004

10.4	Trademark License Agreement	S-1/A	10.23	December 7, 2004

10.5	Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C.	10-K	10.91	April 14, 2015

10.6	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and American Stock Transfer & Trust Company, LLC dated March 27, 2015	8-K	4.1	March 27, 2015

10.7	Form of Subscription Agreement and Operating Agreement dated August 15, 2016, between Comstock Investors X, L.C. and [-], with accompanying Schedule A identifying subscribers	10-Q	10.99	November 14, 2016

10.8	Amendment to the Operating Agreement, dated October 13, 2017, between Comstock Investors X, L.C. and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-Q	10.62	November 16, 2017

10.9+	Comstock Holding Companies, Inc. 2019 Omnibus Incentive Plan	DEF 14A	Annex B	January 22, 2019

10.10+	Form of Time-Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan	10-K	10.26	April 15, 2020

10.11+	Form of Performance Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan	10-K	10.27	April 15, 2020

10.12	Revolving Capital Line of Credit Agreement dated March 19, 2020, Comstock Holding Companies, Inc. and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-Q	10.29	May 28, 2020

10.13	Promissory Note dated March 27, 2020, between Comstock Holding Companies, Inc. and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-Q	10.30	May 28, 2020

10.14+	Amended and Restated Employment Agreement dated April 27, 2020, between Comstock Holding Companies, Inc. and Christopher Clemente	10-Q	10.2	August 14, 2020

10.15	Amended and Restated Limited Liability Company Agreement of Comstock 3101 Wilson, LC dated February 7, 2020	10-Q	10.3	August 14, 2020

10.16	Deed of Lease dated November 1, 2020, between CRS Plaza I, LC and Comstock Holding Companies, Inc.	10-K	10.32	March 31, 2021

10.17	Business Management Agreement dated July 1, 2019 by and between CHCI Asset Management, L.C. (formerly CDS Asset Management, L.C) and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-K	10.22	March 31, 2022

10.18	Operating Agreement of Comstock 44 Maryland, L C dated October 20, 2021.	10-K	10.30	March 31, 2022

10.19	Deed of Lease dated January 1, 2022, by and between Comstock Reston Station Holdings, LC and ParkX Management, LC	10-Q	10.1	May 16, 2022

10.20	Limited Liability Company Operating Agreement of Comstock 33 Monroe Holdings, LC dated March 21, 2022	10-Q	10.2	May 16, 2022

10.21	Asset Purchase Agreement dated March 31, 2022, among Comstock Holding Companies, Inc., Comstock Environmental Services, LLC and August Mack Environmental, Inc.	10-Q	10.3	May 16, 2022

10.22	Master Asset Management Agreement between Comstock Partners, LC and CHCI Asset Management, LC, dated June 13, 2022	10-Q	10.1	August 15, 2022

10.23	Share Exchange and Purchase Agreement between Comstock Holding Companies, Inc. and CP Real Estate Services, L.C., dated June 13, 2022	10-Q	10.2	August 15, 2022

10.24	Purchase and Sale Agreement among Comstock Holding Companies, Inc. and Comstock 41 Maryland, LLC, dated August 31, 2023	10-K	10.25	March 21, 2024

10.25	Success Fee Agreement among Comstock 41 Maryland, LLC, CHCI Asset Management, LC, and Comstock 44 Maryland, LC, dated November 10, 2023	10-K	10.26	March 21, 2024

10.26	First Amendment to Master Asset Management Agreement, dated as of September 11, 2024 and effective as of July 1, 2024, between CHCI Asset Management, LC and Comstock Partners, LC	8-K	10.1	September 17, 2024

10.27*	Revolving Capital Line of Credit Agreement dated March 19, 2025, Comstock Holding Companies, Inc. and Comstock Partners, LC

14.1	Code of Ethics	10-K	14.1	March 31, 2005

19.1*	Comstock Holding Companies, Inc. Securities and Insider Trading Policy

21.1*	List of subsidiaries

23.1*	Consent of Grant Thornton, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

97+	Executive Compensation Recoupment Policy	10-K	97	March 21, 2024

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
+ Management contracts, compensatory plans, or arrangements
Item 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: March 21, 2025	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and	March 21, 2025
Christopher Clemente	Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER GUTHRIE	Chief Financial Officer	March 21, 2025
Christopher Guthrie	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID M. GUERNSEY	Director	March 21, 2025
David M. Guernsey

/s/ THOMAS J. HOLLY	Director	March 21, 2025
Thomas J. Holly

/s/ JAMES A. MACCUTCHEON	Director	March 21, 2025
James A. MacCutcheon

/s/ DAVID P. PAUL	Director	March 21, 2025
David P. Paul

/s/ ROBERT P. PINCUS	Director	March 21, 2025
Robert P. Pincus