Form 10-Q
period 2025-06-30
Comstock Holding Companies, Inc.
filed 2025-08-07
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2025, 9,851,162 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended June 30, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$30,483	$28,761
Accounts receivable, net	694	282
Accounts receivable - related parties	5,968	7,254
Prepaid expenses and other current assets	919	430
Total current assets	38,064	36,727
Fixed assets, net	618	574
Intangible assets	144	144
Leasehold improvements, net	45	60
Investments in real estate ventures	6,266	6,228
Operating lease assets	5,464	5,916
Deferred income taxes, net	13,758	14,720
Deferred compensation plan assets	833	438
Other assets	48	60
Total assets	$65,240	$64,867

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$2,237	$4,952
Accounts payable and accrued liabilities	889	781
Current operating lease liabilities	957	922
Total current liabilities	4,083	6,655
Deferred compensation plan liabilities	845	492
Operating lease liabilities	4,861	5,351
Total liabilities	9,789	12,498
Commitments and contingencies (Note 6)
Stockholders' equity:
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,936 issued and 9,850 outstanding as of June 30, 2025; 9,774 issued and 9,689 outstanding as of December 31, 2024	98	97
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of June 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	202,748	202,702
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(144,735)	(147,770)
Total stockholders' equity	55,451	52,369
Total liabilities and stockholders' equity	$65,240	$64,867

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$12,972	$10,753	$25,611	$21,391
Operating costs and expenses:
Cost of revenue	10,502	8,907	20,789	17,792
Selling, general, and administrative	609	546	1,144	1,081
Depreciation and amortization	78	73	158	141
Total operating costs and expenses	11,189	9,526	22,091	19,014
Income (loss) from operations	1,783	1,227	3,520	2,377
Other income (expense):
Interest income	220	166	404	307
Gain (loss) on real estate ventures	9	(101)	18	(294)
Other income (expense), net	73	11	55	33
Income (loss) from operations before income tax	2,085	1,303	3,997	2,423
Provision for (benefit from) income tax	639	357	962	567
Net income (loss)	$1,446	$946	$3,035	$1,856

Weighted-average common stock outstanding:
Basic	10,069	9,830	10,051	9,812
Diluted	10,436	10,300	10,404	10,243

Net income (loss) per share:
Basic	$0.14	$0.10	$0.30	$0.19
Diluted	$0.14	$0.09	$0.29	$0.18

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Class A		Class B
	Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three and Six Months Ended June 30, 2025
Balance as of December 31, 2024	9,774	$97	220	$2	$202,702	$(2,662)	$(147,770)	$52,369
Issuance of common stock, net of shares withheld for taxes	156	1	—	—	(493)	—	—	(492)
Stock-based compensation	4	—	—	—	251	—	—	251
Net income (loss)	—	—	—	—	—	—	1,589	1,589
Balance as of March 31, 2025	9,934	$98	220	$2	$202,460	$(2,662)	$(146,181)	$53,717
Issuance of common stock, net of shares withheld for taxes	—	—	—	—	—	—	—	—
Stock-based compensation	2	—	—	—	288	—	—	288
Net income (loss)	—	—	—	—	—	—	1,446	1,446
Balance as of June 30, 2025	9,936	$98	220	$2	$202,748	$(2,662)	$(144,735)	$55,451

Three and Six Months Ended June 30, 2024
Balance as of December 31, 2023	9,525	$94	220	$2	$202,112	$(2,662)	$(162,330)	$37,216
Issuance of common stock, net of shares withheld for taxes	158	2	—	—	(446)	—	—	(444)
Stock-based compensation	7	—	—	—	246	—	—	246
Net income (loss)	—	—	—	—	—	—	910	910
Balance as of March 31, 2024	9,690	$96	220	$2	$201,912	$(2,662)	$(161,420)	$37,928
Issuance of common stock, net of shares withheld for taxes	10	—	—	—	3	—	—	3
Stock-based compensation	5	—	—	—	290	—	—	290
Net income (loss)	—	—	—	—	—	—	946	946
Balance as of June 30, 2024	9,705	$96	220	$2	$202,205	$(2,662)	$(160,474)	$39,167

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income (loss)	$3,035	$1,856
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	158	141
Stock-based compensation	539	536
(Gain) loss on real estate ventures	(18)	294
Deferred income taxes	962	567
Accrued interest income	(73)	(56)
(Gain) loss on disposal of fixed assets	2	—
(Gain) loss on deferred compensation plan	8	1
Changes in operating assets and liabilities:
Accounts receivable	874	(1,298)
Prepaid expenses and other current assets	(416)	(105)
Accrued personnel costs	(2,715)	(3,248)
Accounts payable and accrued liabilities	108	44
Deferred compensation plan liabilities	305	289
Other assets and liabilities	(2)	12
Net cash provided by (used in) operating activities	2,767	(967)

Investing Activities
Investments in real estate ventures	(10)	(29)
Distributions from real estate ventures	2	586
Purchase of deferred compensation plan securities	(397)	(312)
Proceeds from sales of deferred compensation plan securities	41	—
Purchase of fixed assets	(189)	(194)
Net cash provided by (used in) investing activities	(553)	51

Financing Activities
Proceeds from issuance of common stock related to equity awards	86	—
Payment of taxes related to the net share settlement of equity awards	(578)	(441)
Net cash provided by (used in) financing activities	(492)	(441)

Net increase (decrease) in cash and cash equivalents	1,722	(1,357)
Cash and cash equivalents, beginning of period	28,761	18,788
Cash and cash equivalents, end of period	$30,483	$17,431

Supplemental Cash Flow Information
Net cash paid (received) for:
Interest	$(401)	$(251)
Income taxes	—	—

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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improving Reportable Segment Disclosures.” This guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The standard also requires all annual disclosures currently required by ASC Topic 280 to be included in interim periods. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements; early adoption was permitted. The Company adopted the standard effective January 1, 2024 and determined that adoption of the standard had no material impact on its consolidated financial statements. (See Note 13 for the related segment information disclosures).

Recent Accounting Pronouncements - Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is a final standard on improvements to income tax disclosures and requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This standard is effective for annual fiscal year reporting periods beginning after December 15, 2024, and should be applied prospectively; early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This guidance requires disclosure of disaggregated information about certain financial statement expense line items presented on the consolidated statements of operations in the notes to the financial statements on an interim and annual basis. The standard can be applied either prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027; early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
3. Investments in Real Estate Ventures
The following table summarizes the Company's investments in real estate ventures (in thousands):

		June 30,	December 31,
Investment	Ownership %	2025	2024	Accounting Method
Investors X	50.0%	$377	$395	Fair Value
The Hartford	2.5%	553	591	Fair Value
BLVD Forty Four	5.0%	1,717	1,661	Fair Value
BLVD Ansel	5.0%	1,979	1,952	Fair Value
Total investments recorded at fair value		4,626	4,599
Comstock 41	100.0%	1,640	1,629	Consolidated
Total investments in real estate ventures		$6,266	$6,228
The Company’s maximum loss exposure on each of its investments in real estate ventures is equal to the carrying amount of the investment.
Investments Recorded at Fair Value
Additional details on the Company's unconsolidated investments in real estate ventures that are recorded at fair value are as follows:
Investors X
In April 2019, the Company entered into a master transfer agreement with CP Real Estate Services, LC (“CPRES”), an entity owned by Comstock’s Chief Executive Officer Christopher Clemente, that entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of June 30, 2025, all residential lots have been sold. The proceeds from the lot sales will be distributed to the Company as remaining land development work associated with these projects is completed. (See Note 12 for additional information).
The Hartford
In December 2019, the Company entered into a joint venture with Comstock Partners, LC ("CP"), an entity controlled by Mr. Clemente and wholly owned by Mr. Clemente and certain family members, to acquire The Hartford Building ("The Hartford"), a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia. Built in 2003, the 211,000 square foot LEED gold-certified, mixed-use building is located in the premier Rosslyn-Ballston corridor. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in The Hartford and secured a $87.0 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property in exchange for market-rate fees, under which it recognized $0.2 million and $0.6 million of revenue for the three and six months ended June 30, 2025, respectively. It recognized $0.2 million and $0.5 million of revenue for the three and six months ended June 30, 2024, respectively. Fair value of the property is determined on a quarterly basis using an income approach model. As of June 30, 2025, the Company’s ownership interest in the Hartford was 2.5%. (See Note 12 for additional information).
BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was rebranded as BLVD Forty Four. Built in 2015 and located one block from the Rockville Station on Metro's Red Line in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. As part of the transaction, the Company entered into asset management and property management agreements to provide asset, residential, retail, and parking property management services in exchange for market-rate fees, under which it recognized $0.3 million and $0.7 million of revenue for the three and six months ended June 30, 2025, respectively. It recognized $0.3 million and $0.7 million of revenue for the three and six months ended June 30, 2024, respectively. Fair value of the property is determined on a quarterly basis using an income approach model. As of June 30, 2025, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 12 for additional information).
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. As part of the transaction, the Company entered into asset management and property management agreements to provide asset, residential, retail and parking property management services in exchange for market-rate fees, under which it recognized $0.3 million and $0.6 million of revenue for the three and six months ended June 30, 2025, respectively. It recognized $0.3 million and $0.6 million of revenue for the three and six months ended June 30, 2024, respectively. Fair value is determined on a quarterly basis using an income approach model. As of June 30, 2025, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 12 for additional information).
The following table summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2024	$4,599
Investments	—
Distributions	(2)
Change in fair value	29
Balance as of June 30, 2025	$4,626
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
Other Investments
In addition, the Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of STS net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations and was immaterial for the three and six months ended June 30, 2025 and 2024.
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
The following table summarizes operating lease costs, by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs
Fixed lease costs	$296	$296	$593	$593
Variable lease costs	103	91	200	197
Total operating lease costs	$399	$387	$793	$790
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for lease liabilities:
Operating cash flows from operating leases	$400	$377	$796	$775
As of June 30, 2025, the Company's operating leases had a weighted-average remaining lease term of 5.3 years and a weighted-average discount rate of 4.65%.
The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2025 (6 months)	$599
2026	1,222
2027	1,204
2028	1,233
2029	1,262
Thereafter	1,073
Total future lease payments	6,593
Imputed interest	(775)
Total lease liabilities	$5,818
The Company does not have any leases which have not yet commenced as of June 30, 2025.
5. Debt
In March 2025, the Company entered into a five-year Revolving Capital Line of Credit Agreement with CP, pursuant to which the Company secured a $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum that is scheduled to expire in March 2030 (the “Credit Facility”). As of June 30, 2025, the full balance of the Credit Facility remained available for use up through the expiration date, and the Company had no outstanding debt or financing arrangements for which future payments are due.

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
7. Fair Value Disclosures
As of June 30, 2025, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximated fair value because of the short-term nature of these instruments.
As of June 30, 2025, deferred compensation plan assets, which are Company-funded investments that are meant to correlate with participant-directed hypothetical investments in stock and bond mutual funds, are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held (Level 1). Corresponding deferred compensation plan liabilities reflect the fair value of the aforementioned hypothetical investments and are based on inputs derived principally from observable market data (Level 2) through their direct correlation with the deferred compensation plan assets.
As of June 30, 2025, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). (See Note 3 for additional information).
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
8. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of our Class A common stock upon transfer. As of June 30, 2025, the Company had not declared any dividends.
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of June 30, 2025, there were 1.3 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three and six months ended June 30, 2025, the Company recorded stock-based compensation expense of $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense of $0.3 million and $0.5 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of June 30, 2025, there was $1.3 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 1.9 years.

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
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

		RSUs Outstanding	Weighted-Average Grant Date Fair Value
	Balance as of December 31, 2024	531	$4.12
	Granted	144	7.91
	Performance awards(1)	1	4.63
	Released	(198)	3.88
	Canceled/Forfeited	(11)	5.18
	Balance as of June 30, 2025	467	$5.37
	Vested and expected to vest after June 30, 2025	470	$5.37

(1)	Represents additional restricted stock units that vested and were released as a result of the satisfaction of a performance vesting condition.
The total intrinsic value of RSUs that vested during the six months ended June 30, 2025 and 2024 was $1.6 million and $1.2 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	90	$2.72	3.2	$479
Granted	—	—
Exercised	(25)	2.14
Canceled/Forfeited	—	—
Expired	—	—
Balance as of June 30, 2025	65	$2.94	3.1	$465
Exercisable as of June 30, 2025	65	$2.94	3.1	$465
The total intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $0.2 million and immaterial, respectively.
9. Revenue
All of the Company's revenue for the three and six months ended June 30, 2025 and 2024 was generated in the United States.

The following tables summarize the Company’s revenue by line of business, customer type, and contract fee type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by Line of Business
Asset management	$6,869	$5,991	$13,996	$12,246
Property management	2,903	2,703	5,861	5,448
Parking management	3,200	2,059	5,754	3,697
Total revenue	$12,972	$10,753	$25,611	$21,391

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by Customer Type
Related party	$11,260	$9,980	$22,712	$20,154
Third party	1,712	773	2,899	1,237
Total revenue	$12,972	$10,753	$25,611	$21,391

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by Timing
Recurring/over time	$11,357	$10,127	$22,916	$20,300
Point-in-time	1,615	626	2,695	1,091
Total revenue	$12,972	$10,753	$25,611	$21,391

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
	Revenue by Contract Fee Type (1)
	Cost recovery(2)	$8,369	$7,846	$16,993	$16,100
	Variable(3)	2,989	1,907	5,640	3,571
	Fixed fee(4)	1,614	1,000	2,978	1,720
	Total revenue	$12,972	$10,753	$25,611	$21,391

(1)	Certain contracts contain multiple revenue streams that lend to classification in more than one category.
(2)	Includes cost plus revenues tied to asset management services under the 2022 AMA and reimbursable expenses.
(3)	Includes fixed rate contract amounts applied to various variable metrics to determine the amount of revenue earned.
(4)	Includes fixed fee arrangements where the dollar value of the revenue earned remains consistent over time.
Pursuant to the terms of the asset management agreement with CP (the "2022 AMA"), the Company may earn and recognize incentive fee revenue for certain commercial assets in its managed portfolio based on specific dates and measurement criteria that are defined in the agreement. (See Note 12 for additional information).
The Company recognized no revenue from incentive fees for the three and six months ended June 30, 2025 and 2024.

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
The Company's effective tax rates for the six months ended June 30, 2025 and 2024 differ from the U.S. federal statutory tax rate of 21%, primarily due to the impact of state income taxes, permanent tax differences, and stock compensation shortfall/windfall adjustments.

On July 4, 2025, the U.S. government enacted budget reconciliation legislation known as the One Big Beautiful Bill Act of 2025 ("OBBBA") which includes both tax and non-tax provisions. The Company will continue to assess its impact, however the changes resulting from the tax provisions in OBBBA are not expected to have a material impact on the Company’s financial results.
11. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) - Basic and Diluted	$1,446	$946	$3,035	$1,856

Denominator:
Weighted-average common shares outstanding - Basic	10,069	9,830	10,051	9,812
Effect of common share equivalents	367	470	353	431
Weighted-average common shares outstanding - Diluted	10,436	10,300	10,404	10,243

Net income (loss) per share:
Basic	$0.14	$0.10	$0.30	$0.19
Diluted	$0.14	$0.09	$0.29	$0.18
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	—	1	—	—
Stock options	—	2	—	4
Warrants	—	7	—	20
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
The financial information reviewed by the CODM includes the following disaggregation of operating expenses for the Company's single reportable operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset management and corporate operating expenses	$5,627	$5,242	$11,536	$10,789
Commercial operating expenses	1,168	929	2,273	1,971
Residential operating expenses	1,276	1,241	2,585	2,422
ParkX operating expenses	2,752	1,751	5,000	3,155
Stock compensation	288	290	539	536
Depreciation and amortization	78	73	158	141
Total operating costs and expenses	$11,189	$9,526	$22,091	$19,014

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, the related notes thereto, and Management’s Discussion and Analysis included in our 2024 Annual Report on Form 10-K, as well as our condensed consolidated financial statements and the related notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2025” refer to the three and six months ended June 30, 2025 and references to “2024” refer to the three and six months ended June 30, 2024. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
The following table summarizes the operating assets that were included in our managed portfolio as of June 30, 2025:

	Type	# of Assets	Size/Scale	% Leased
	Commercial(1)	14	2.3 million sqft.	82%
	Residential	6	1.8 million sqft. / ~1,700 units	97%
	ParkX - Garages	31	~25,000 spaces
	ParkX - Security & Other(2)	31	~4,600 hrs/week
	Total	82

(1)	Commercial % leased includes Q1 2024 delivery of a new office tower located in The Row at Reston Station. Excluding that impact, the % leased for stabilized assets is 93%.

(2)	# of assets total excludes 24 properties where both parking & other services are provided to avoid double-counting.
In addition, we manage the following assets that are under construction and scheduled for delivery in the next 12 months:
•2 commercial assets that represent approximately 266,000 square feet;
•1 residential asset with 420 units representing approximately 430,000 square feet;
•1 JW Marriott-branded hotel/condominium with 247 keys and 94 residential units representing a total of approximately 520,000 square feet; and
•1 commercial parking garage with approximately 1,300 spaces.
Our development pipeline currently includes 5 commercial assets that represent approximately 1.5 million square feet, 5 residential assets with 2,326 units that represent approximately 2.5 million square feet, and 1 hotel that will include 140 keys. At full build out, our managed portfolio of assets is currently projected to total 98 assets representing nearly 10 million square feet.
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

Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$12,972	$10,753	$25,611	$21,391
Operating costs and expenses:
Cost of revenue	10,502	8,907	20,789	17,792
Selling, general, and administrative	609	546	1,144	1,081
Depreciation and amortization	78	73	158	141
Total operating costs and expenses	11,189	9,526	22,091	19,014
Income (loss) from operations	1,783	1,227	3,520	2,377
Other income (expense):
Interest income	220	166	404	307
Gain (loss) on real estate ventures	9	(101)	18	(294)
Other income (expense), net	73	11	55	33
Income (loss) from operations before income tax	2,085	1,303	3,997	2,423
Provision for (benefit from) income tax	639	357	962	567
Net income (loss)	$1,446	$946	$3,035	$1,856
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue
The following table summarizes revenue by line of business (in thousands):

	Three Months Ended June 30,
	2025		2024		Change
	Amount	%	Amount	%	$	%
Asset management	$6,869	52.9%	$5,991	55.7%	$878	14.7%
Property management	2,903	22.4%	2,703	25.1%	200	7.4%
Parking management	3,200	24.7%	2,059	19.2%	1,141	55.4%
Total revenue	$12,972	100.0%	$10,753	100.0%	$2,219	20.6%
Revenue increased 20.6% in 2025. The $2.2 million comparative increase was primarily driven by a $1.0 million, or 42.4%, increase in recurring, fee-based revenue from our property and parking management subsidiaries that was driven by the continued expansion of our managed portfolio. Also contributing to the variance was a $0.8 million net increase in supplemental fee revenue earned, stemming from a $1.0 million loan origination fee earned in the current period that was partially offset by a $0.2 million comparative decrease in leasing fee revenue.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Cost of revenue	$10,502	$8,907	$1,595	17.9%
Selling, general, and administrative	609	546	63	11.5%
Depreciation and amortization	78	73	5	6.8%
Total operating costs and expenses	$11,189	$9,526	$1,663	17.5%

Operating costs and expenses increased 17.5% in 2025. The $1.7 million comparative increase was primarily due to a $1.5 million net increase in personnel-related expenses stemming from increased headcount and employee compensation.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Interest income	$220	$166	$54	32.5%
Gain (loss) on real estate ventures	9	(101)	110	108.9%
Other income (expense), net	73	11	62	563.6%
Total other income (expense)	$302	$76	$226	297.4%
Other income (expense) changed by $0.2 million in 2025, primarily driven by a combined $0.1 million net improvement in mark-to-market valuation impacts of equity method investments in real estate ventures.
Income tax
Provision for income tax was $0.6 million in 2025, compared to $0.4 million in 2024. The $0.2 million increase primarily stems from a slightly higher annualized estimated tax rate in the current period as well as higher taxable income.
Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue
The following table summarizes revenue by line of business (in thousands):

	Six Months Ended June 30,
	2025		2024		Change
	Amount	%	Amount	%	$	%
Asset management	$13,996	54.6%	$12,246	57.2%	$1,750	14.3%
Property management	5,861	22.9%	5,448	25.5%	413	7.6%
Parking management	5,754	22.5%	3,697	17.3%	2,057	55.6%
Total revenue	$25,611	100.0%	$21,391	100.0%	$4,220	19.7%
Revenue increased 19.7% in 2025. The $4.2 million comparative increase was primarily driven by a $1.8 million, or 41.6%, increase in recurring, fee-based revenue from our property and parking management subsidiaries that was driven by the continued expansion of our managed portfolio. Also contributing to the variance was a $1.4 million increase in supplemental fee revenue earned, stemming from a $1.0 million loan origination fee earned in the current period and a $0.4 million comparative increase in leasing fee revenue.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Cost of revenue	$20,789	$17,792	$2,997	16.8%
Selling, general, and administrative	1,144	1,081	63	5.8%
Depreciation and amortization	158	141	17	12.1%
Total operating costs and expenses	$22,091	$19,014	$3,077	16.2%
Operating costs and expenses increased 16.2% in 2025. The $3.1 million increase was primarily due to a $2.7 million net increase in personnel expenses stemming from increased headcount and employee compensation.

Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Interest income	$404	$307	$97	31.6%
Gain (loss) on real estate ventures	18	(294)	312	106.1%
Other income (expense), net	55	33	22	66.7%
Total other income (expense)	$477	$46	$431	937.0%
Other income (expense) changed by $0.4 million in 2025, primarily due to a combined $0.3 million net improvement in the valuations of our equity method investments in real estate ventures.
Income taxes
Provision for income tax was $1.0 million in 2025, compared to $0.6 million in 2024. The $0.4 million increase primarily stems from a slightly higher annualized estimated tax rate in the current period as well as higher taxable income.
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
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$1,446	$946	$3,035	$1,856
Interest income	(220)	(166)	(404)	(307)
Income taxes	639	357	962	567
Depreciation and amortization	78	73	158	141
Stock-based compensation	288	290	539	536
(Gain) loss on real estate ventures	(9)	101	(18)	294
Adjusted EBITDA	$2,222	$1,601	$4,272	$3,087

The increase in Adjusted EBITDA for the three and six months ended June 30, 2025 is primarily driven by significant increases in recurring fee-based property and parking management revenue and supplemental asset management fee revenue.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of June 30, 2025 were our cash and cash equivalents of $30.5 million and our $10.0 million of available borrowings on our Credit Facility. (See Note 5 in the Notes to Consolidated Financial Statements for additional information).
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$2,767	$(967)	$3,734
Net cash provided by (used in) investing activities	(553)	51	(604)
Net cash provided by (used in) financing activities	(492)	(441)	(51)
Net increase (decrease) in cash and cash equivalents	$1,722	$(1,357)	$3,079
Operating Activities
The $3.7 million variance in net operating cash activity was primarily driven by a $2.4 million incremental cash inflow stemming from changes to our net working capital and a $1.3 million increase in net income after adjustments for non-cash items. The net working capital increase was primarily influenced by increased accounts receivable collections.
Investing Activities
The $0.6 million variance in net investing cash activity was primarily driven by a $0.6 million decrease in distributions received from investments in real estate ventures stemming from Investors X residential lot sales recognized in the prior period.
Financing Activities
The immaterial variance in net financing cash activity was due to a $0.1 million increase in cash paid for taxes related to the net share settlement of equity awards, partially offset by a $0.1 million increase equity award-related proceeds collected.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	November 16, 2015

3.2	Amended and Restated Bylaws	10-K	3.2	March 31, 2005

3.3	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017	8-K	3.1	March 28, 2017

3.4	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.2	February 19, 2019

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.1	February 19, 2019

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Comstock Holding Company, Inc. filed with the Secretary of State of the State of Delaware on March 28, 2025	8-K	3.1	March 28, 2025

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on June 12, 2025	8-K	3.1	June 17, 2025

4.1	Specimen Stock Certificate	S-1	4.1	August 13, 2004

4.2	Description of Capital Stock	10-K	4.2	March 31, 2022

4.3	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and Equiniti Trust Company, LLC dated March 28, 2025	8-K	4.1	March 28, 2025

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
‡ Furnished herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31 2024;
(ii)	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024;
(iii)	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024;
(iv)	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and
(v)	Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: August 7, 2025	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer (Principal Financial and Accounting Officer)