Form 10-Q
period 2025-09-30
Comstock Holding Companies, Inc.
filed 2025-11-13
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2025, 9,867,401 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended September 30, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$26,171	$28,761
Accounts receivable, net	729	282
Accounts receivable - related parties	12,271	7,254
Prepaid expenses and other current assets	1,820	430
Total current assets	40,991	36,727
Fixed assets, net	584	574
Intangible assets	144	144
Leasehold improvements, net	37	60
Investments in real estate ventures	6,308	6,228
Operating lease assets	5,235	5,916
Deferred income taxes, net	13,308	14,720
Deferred compensation plan assets	925	438
Other assets	63	60
Total assets	$67,595	$64,867

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$3,742	$4,952
Accounts payable and accrued liabilities	1,058	781
Current operating lease liabilities	975	922
Total current liabilities	5,775	6,655
Deferred compensation plan liabilities	943	492
Operating lease liabilities	4,613	5,351
Total liabilities	11,331	12,498
Commitments and contingencies (Note 6)
Stockholders' equity:
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,953 issued and 9,867 outstanding as of September 30, 2025; 9,774 issued and 9,689 outstanding as of December 31, 2024	98	97
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of September 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	203,020	202,702
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(144,194)	(147,770)
Total stockholders' equity	56,264	52,369
Total liabilities and stockholders' equity	$67,595	$64,867

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$13,317	$12,995	$38,928	$34,386
Operating costs and expenses:
Cost of revenue	11,858	9,583	32,647	27,375
Selling, general, and administrative	725	507	1,869	1,588
Depreciation and amortization	73	77	231	218
Total operating costs and expenses	12,656	10,167	34,747	29,181
Income (loss) from operations	661	2,828	4,181	5,205
Other income (expense):
Interest income	218	169	622	476
Gain (loss) on real estate ventures	35	(75)	53	(369)
Other income (expense), net	77	23	132	56
Income (loss) from operations before income tax	991	2,945	4,988	5,368
Provision for (benefit from) income tax	450	568	1,412	1,135
Net income (loss)	$541	$2,377	$3,576	$4,233

Weighted-average common stock outstanding:
Basic	10,076	9,864	10,059	9,830
Diluted	10,500	10,329	10,448	10,278

Net income (loss) per share:
Basic	$0.05	$0.24	$0.36	$0.43
Diluted	$0.05	$0.23	$0.34	$0.41

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Class A		Class B
	Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three and Nine Months Ended September 30, 2025
Balance as of December 31, 2024	9,774	$97	220	$2	$202,702	$(2,662)	$(147,770)	$52,369
Issuance of common stock, net of shares withheld for taxes	156	1	—	—	(493)	—	—	(492)
Stock-based compensation	4	—	—	—	251	—	—	251
Net income (loss)	—	—	—	—	—	—	1,589	1,589
Balance as of March 31, 2025	9,934	$98	220	$2	$202,460	$(2,662)	$(146,181)	$53,717
Issuance of common stock, net of shares withheld for taxes	—	—	—	—	—	—	—	—
Stock-based compensation	2	—	—	—	288	—	—	288
Net income (loss)	—	—	—	—	—	—	1,446	1,446
Balance as of June 30, 2025	9,936	$98	220	$2	$202,748	$(2,662)	$(144,735)	$55,451
Issuance of common stock, net of shares withheld for taxes	16	—	—	—	17	—	—	17
Stock-based compensation	1	—	—	—	255	—	—	255
Net income (loss)	—	—	—	—	—	—	541	541
Balance as of September 30, 2025	9,953	$98	220	$2	$203,020	$(2,662)	$(144,194)	$56,264

Three and Nine Months Ended September 30, 2024
Balance as of December 31, 2023	9,525	$94	220	$2	$202,112	$(2,662)	$(162,330)	$37,216
Issuance of common stock, net of shares withheld for taxes	158	2	—	—	(446)	—	—	(444)
Stock-based compensation	7	—	—	—	246	—	—	246
Net income (loss)	—	—	—	—	—	—	910	910
Balance as of March 31, 2024	9,690	$96	220	$2	$201,912	$(2,662)	$(161,420)	$37,928
Issuance of common stock, net of shares withheld for taxes	10	—	—	—	3	—	—	3
Stock-based compensation	5	—	—	—	290	—	—	290
Net income (loss)	—	—	—	—	—	—	946	946
Balance as of June 30, 2024	9,705	$96	220	$2	$202,205	$(2,662)	$(160,474)	$39,167
Issuance of common stock, net of shares withheld for taxes	34	—	—	—	(62)	—	—	(62)
Stock-based compensation	3	—	—	—	205	—	—	205
Net income (loss)	—	—	—	—	—	—	2,377	2,377
Balance as of September 30, 2024	9,742	$96	220	$2	$202,348	$(2,662)	$(158,097)	$41,687

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income (loss)	$3,576	$4,233
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	231	218
Stock-based compensation	794	741
(Gain) loss on real estate ventures	(53)	369
Distributions from real estate ventures	—	14
Deferred income taxes	1,412	1,135
Accrued interest income	(65)	(58)
(Gain) loss on disposal of fixed assets	4	—
(Gain) loss on deferred compensation plan	13	1
Changes in operating assets and liabilities:
Accounts receivable	(5,464)	(2,116)
Prepaid expenses and other current assets	(325)	9
Accrued personnel costs	(1,210)	(2,076)
Accounts payable and accrued liabilities	277	72
Deferred compensation plan liabilities	352	348
Other assets and liabilities	(2)	15
Net cash provided by (used in) operating activities	(460)	2,905

Investing Activities
Investments in real estate ventures	(31)	(49)
Distributions from real estate ventures	2	586
Deposits for real estate ventures	(1,000)	—
Purchase of deferred compensation plan securities	(443)	(371)
Proceeds from sales of deferred compensation plan securities	41	—
Purchase of fixed assets	(224)	(305)
Net cash provided by (used in) investing activities	(1,655)	(139)

Financing Activities
Proceeds from issuance of common stock related to equity awards	112	58
Payment of taxes related to the net share settlement of equity awards	(587)	(561)
Net cash provided by (used in) financing activities	(475)	(503)

Net increase (decrease) in cash and cash equivalents	(2,590)	2,263
Cash and cash equivalents, beginning of period	28,761	18,788
Cash and cash equivalents, end of period	$26,171	$21,051

Supplemental Cash Flow Information
Net cash paid (received) for:
Interest	$(626)	$(418)
Income taxes	—	3

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
In management’s opinion, the condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results of operations presented in these interim condensed consolidated financial statements are unaudited and are not necessarily indicative of the results to be expected for the full fiscal year.
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
3. Investments in Real Estate Ventures
The following table summarizes the Company's investments in real estate ventures (in thousands):

		September 30,	December 31,
Investment	Ownership %	2025	2024	Accounting Method
Investors X	50.0%	$376	$395	Fair Value
The Hartford	2.5%	543	591	Fair Value
BLVD Forty Four	5.0%	1,742	1,661	Fair Value
BLVD Ansel	5.0%	1,986	1,952	Fair Value
Total investments recorded at fair value		4,647	4,599
Comstock 41	100.0%	1,661	1,629	Consolidated
Total investments in real estate ventures		$6,308	$6,228
The Company’s maximum loss exposure on each of its investments in real estate ventures is equal to the carrying amount of the investment.
Investments Recorded at Fair Value
Additional details on the Company's unconsolidated investments in real estate ventures that are recorded at fair value are as follows:
Investors X
In April 2019, the Company entered into a master transfer agreement with CP Real Estate Services, LC (“CPRES”), an entity owned by Comstock’s Chief Executive Officer Christopher Clemente, that entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of September 30, 2025, all residential lots have been sold. The proceeds from the lot sales will be distributed to the Company as remaining land development work associated with these projects is completed. (See Note 12 for additional information).
The Hartford
In December 2019, the Company entered into a joint venture with Comstock Partners, LC ("CP"), an entity controlled by Mr. Clemente and wholly owned by Mr. Clemente and certain family members, to acquire The Hartford Building ("The Hartford"), a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia. Built in 2003, the 211,000 square foot LEED gold-certified, mixed-use building is located in the premier Rosslyn-Ballston corridor. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in The Hartford and secured a $87.0 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property in exchange for market-rate fees, under which it recognized $0.2 million and $0.8 million of revenue for the three and nine months ended September 30, 2025, respectively. It recognized $0.4 million and $0.8 million of revenue for the three and nine months ended September 30, 2024, respectively.

Fair value of the property is determined on a quarterly basis using an income approach model. As of September 30, 2025, the Company’s ownership interest in the Hartford was 2.5%. (See Note 12 for additional information).
BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was rebranded as BLVD Forty Four. Built in 2015 and located one block from the Rockville Station on Metro's Red Line in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. As part of the transaction, the Company entered into asset management and property management agreements to provide asset, residential, retail, and parking property management services in exchange for market-rate fees, under which it recognized $0.3 million and $1.0 million of revenue for the three and nine months ended September 30, 2025, respectively. It recognized $0.4 million and $1.0 million of revenue for the three and nine months ended September 30, 2024, respectively. Fair value of the property is determined on a quarterly basis using an income approach model. As of September 30, 2025, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 12 for additional information).
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. As part of the transaction, the Company entered into asset management and property management agreements to provide asset, residential, retail and parking property management services in exchange for market-rate fees, under which it recognized $0.3 million and $0.9 million of revenue for the three and nine months ended September 30, 2025, respectively. It recognized $0.3 million and $0.9 million of revenue for the three and nine months ended September 30, 2024, respectively. Fair value is determined on a quarterly basis using an income approach model. As of September 30, 2025, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 12 for additional information).
The following table summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2024	$4,599
Investments	—
Distributions	(2)
Change in fair value	50
Balance as of September 30, 2025	$4,647
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

Other Investments
The Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of STS net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations and was immaterial for the three and nine months ended September 30, 2025 and 2024.
In September 2025, the Company entered into a Purchase and Sale Agreement (the "Purchase Agreement") with a seller relating to the purchase of a 400+ unit multifamily building located in Rockville, Maryland, pursuant to which it paid a $1.0 million deposit that will be applied to the purchase price if the acquisition is completed. In accordance with the Purchase Agreement, the Company has a 45-day due diligence period during which time it may terminate the Purchase Agreement and receive a refund of the initial contract deposit posted by the Company. The deposit is currently recorded on the Company's consolidated balance sheet in "prepaid expenses and other current assets", and closing is currently anticipated to occur in the fourth quarter of 2025. The Company plans to explore securing an institutional partner with whom it would enter into a joint venture at or prior to closing on the acquisition that would result in the Company retaining a minority equity interest in the joint venture while providing asset management and property management services for the acquired asset.
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
The following table summarizes operating lease costs by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs
Fixed lease costs	$297	$297	$890	$890
Variable lease costs	92	97	292	294
Total operating lease costs	$389	$394	$1,182	$1,184
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for lease liabilities:
Operating cash flows from operating leases	$390	$395	$1,186	$1,170
As of September 30, 2025, the Company's operating leases had a weighted-average remaining lease term of 5.0 years and a weighted-average discount rate of 4.65%.

The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2025 (3 months)	$302
2026	1,222
2027	1,204
2028	1,233
2029	1,262
Thereafter	1,073
Total future lease payments	6,296
Imputed interest	(708)
Total lease liabilities	$5,588
The Company does not have any leases which have not yet commenced as of September 30, 2025.
5. Debt
In March 2025, the Company entered into a five-year Revolving Capital Line of Credit Agreement with CP, pursuant to which the Company secured a $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum that is scheduled to expire in March 2030 (the “Credit Facility”). As of September 30, 2025, the full balance of the Credit Facility remained available for use up through the expiration date, and the Company had no outstanding debt or financing arrangements for which future payments are due.
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
7. Fair Value Disclosures
As of September 30, 2025, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximated fair value because of the short-term nature of these instruments.
As of September 30, 2025, deferred compensation plan assets, which are Company-funded investments that are meant to correlate with participant-directed hypothetical investments in stock and bond mutual funds, are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held (Level 1). Corresponding deferred compensation plan liabilities reflect the fair value of the aforementioned hypothetical investments and are based on inputs derived principally from observable market data (Level 2) through their direct correlation with the deferred compensation plan assets.
As of September 30, 2025, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). (See Note 3 for additional information).
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

8. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of our Class A common stock upon transfer. As of September 30, 2025, the Company had not declared any dividends.
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of September 30, 2025, there were 1.3 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three and nine months ended September 30, 2025, the Company recorded stock-based compensation expense of $0.3 million and $0.8 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $0.2 million and $0.7 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of September 30, 2025, there was $1.1 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 1.9 years.
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
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

		RSUs Outstanding	Weighted-Average Grant Date Fair Value
	Balance as of December 31, 2024	531	$4.12
	Granted	144	7.91
	Performance awards(1)	1	4.63
	Released	(200)	3.91
	Canceled/Forfeited	(21)	5.32
	Balance as of September 30, 2025	455	$5.36
	Vested and expected to vest after September 30, 2025	457	$5.36

(1)	Represents additional restricted stock units that vested and were released as a result of the satisfaction of a performance vesting condition.

The total intrinsic value of RSUs that vested during the nine months ended September 30, 2025 and 2024 was $1.6 million and $1.5 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	90	$2.72	3.2	$479
Granted	—	—
Exercised	(40)	2.00
Canceled/Forfeited	—	—
Expired	—	—
Balance as of September 30, 2025	50	$3.30	2.7	$536
Exercisable as of September 30, 2025	50	$3.30	2.7	$536
The total intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $0.4 million and $0.1 million, respectively.
9. Revenue
All of the Company's revenue for the three and nine months ended September 30, 2025 and 2024 was generated in the United States.
The following tables summarize the Company’s revenue by line of business, customer type, and contract fee type (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
	Revenue by Line of Business
	Asset management	$6,560	$7,380	$20,556	$19,626
	Property management (1)	2,887	3,253	8,748	8,701
	ParkX management	3,870	2,362	9,624	6,059
	Total revenue	$13,317	$12,995	$38,928	$34,386

(1)	CHCI Commercial and CHCI Residential

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by Customer Type
Related party	$11,543	$12,042	$34,255	$32,196
Third party	1,774	953	4,673	2,190
Total revenue	$13,317	$12,995	$38,928	$34,386

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by Timing
Recurring/over time	$12,257	$11,466	$35,173	$31,766
Point-in-time	1,060	1,529	3,755	2,620
Total revenue	$13,317	$12,995	$38,928	$34,386

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
	Revenue by Contract Fee Type (1)
	Cost recovery(2)	$8,905	$8,349	$25,898	$24,449
	Variable(3)	266	3,138	5,906	6,709
	Fixed fee(4)	4,146	1,508	7,124	3,228
	Total revenue	$13,317	$12,995	$38,928	$34,386

(1)	Certain contracts contain multiple revenue streams that lend to classification in more than one category.
(2)	Includes cost plus revenues tied to asset management services under the 2022 AMA and reimbursable expenses.
(3)	Includes fixed rate contract amounts applied to various variable metrics to determine the amount of revenue earned.
(4)	Includes fixed fee arrangements where the dollar value of the revenue earned remains consistent over time.
Pursuant to the terms of the asset management agreement with CP (the "2022 AMA"), the Company may earn and recognize incentive fee revenue for certain commercial assets in its managed portfolio based on specific dates and measurement criteria that are defined in the agreement. (See Note 12 for additional information).
The Company recognized no revenue from incentive fees for the three and nine months ended September 30, 2025 and 2024.
10. Income Taxes
The Company has significant deferred tax assets that stem from net operating loss ("NOL") carryforwards generated prior to 2019 when the Company's primary focus was on homebuilding activities. As of September 30, 2025, these NOL carryforwards are estimated to represent approximately $29.0 million in potential future tax savings. The Company currently maintains a valuation allowance against its deferred tax assets to reduce the carrying balance to the amount that is more likely than not to be realized against future taxable income. The balance of the deferred tax asset valuation allowance is assessed on a quarterly basis and adjusted as needed.
The Company's effective tax rates for the three and nine months ended September 30, 2025 and 2024 differ from the U.S. federal statutory tax rate of 21%, primarily due to the impact of state income taxes, permanent tax differences, return-to-provision adjustments, and stock compensation shortfall/windfall adjustments.

On July 4, 2025, the U.S. government enacted budget reconciliation legislation known as the One Big Beautiful Bill Act of 2025 ("OBBBA") which includes both tax and non-tax provisions. The Company will continue to assess its impact, however the changes resulting from the tax provisions in OBBBA are not expected to have a material impact on the Company’s financial results.

11. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) - Basic and Diluted	$541	$2,377	$3,576	$4,233

Denominator:
Weighted-average common shares outstanding - Basic	10,076	9,864	10,059	9,830
Effect of common share equivalents	424	465	389	448
Weighted-average common shares outstanding - Diluted	10,500	10,329	10,448	10,278

Net income (loss) per share:
Basic	$0.05	$0.24	$0.36	$0.43
Diluted	$0.05	$0.23	$0.34	$0.41
The following common share equivalents have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	—	2	—	2
Stock options	—	1	—	2
Warrants	—	2	—	13
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
In February 2024, CAM entered into a Business Management Agreement (the “SH Management Agreement”) with Springfield Holdings, LLC (“Springfield”), an entity controlled by a member of CP, whereby CAM provides Springfield with professional management and consultation on land development and real estate services for a residential community located in Ranson, West Virginia. The initial term of the SH Management Agreement extended through December 31, 2024, with automatic one-year renewals. The SH Management Agreement provides that Springfield will reimburse CAM for certain pre-development expenses at cost.
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
The CODM evaluates segment performance and decides how to allocate resources primarily based on the Company’s consolidated net income results, as reported in the Company's consolidated statements of operations as "net income (loss)." The measure of segment assets is reported on the Company's consolidated balance sheets as "total assets."
The financial information reviewed by the CODM includes the following disaggregation of operating expenses for the Company's single reportable operating segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management and corporate operating expenses	$6,009	$5,770	$17,545	$16,559
Commercial operating expenses	1,076	994	3,349	2,965
Residential operating expenses	1,311	1,209	3,896	3,631
ParkX operating expenses	3,932	1,912	8,932	5,067
Stock compensation	255	205	794	741
Depreciation and amortization	73	77	231	218
Total operating costs and expenses	$12,656	$10,167	$34,747	$29,181

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, the related notes thereto, and Management’s Discussion and Analysis included in our 2024 Annual Report on Form 10-K, as well as our condensed consolidated financial statements and the related notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2025” refer to the three and nine months ended September 30, 2025 and references to “2024” refer to the three and nine months ended September 30, 2024. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
•Our asset management services platform is anchored by a long-term, full-service asset management agreement with Comstock Partners, LC ("CP"), an affiliate entity controlled by our Chief Executive Officer Christopher Clemente, which includes a cost-plus fee structure and covers all of the properties in our Anchor Portfolio (the "2022 AMA" - See Note 12 in the Notes to Consolidated Financial Statements for additional information). We have entered into separate asset management agreements for non-Anchor Portfolio assets. We provide asset management services for market-rate fees to all the commercial and residential assets in our managed portfolio, as well as to certain assets managed by ParkX (see below).
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
Our Anchor Portfolio (see below for details) includes, or will soon include, millions of square feet of Trophy and Class A office towers, luxury multi-family residential buildings, luxury hotels with branded condominium residences, high-end retail and entertainment options, amenity-rich public spaces, and commercial parking garages to serve all the properties. Over the twelve months of fiscal year 2024, Anchor Portfolio assets generated well over $100.0 million of gross revenue for the property owners.
The following table summarizes the operating assets, categorized by asset type, that were included in our managed portfolio as of September 30, 2025:

	Type	# of Assets	Size/Scale	% Leased
	Commercial(1)	14	2.3 million sqft.	82%
	Residential(2)	7	2.0 million sqft. / 1,700+ units	96%
	Hospitality(3)	1	290,000+ sqft. / 248 keys
	ParkX - Garages(4)	32	~24,000 spaces
	ParkX - Security & Other(5)	37	~5,500 hrs/week
	Total	91

(1)	Commercial % leased includes 2024 delivery of a new office tower located in The Row at Reston Station, which is not yet stabilized. Our % leased for stabilized commercial assets is 93%.

(2)	# of Assets includes JW Marriott-branded luxury condominiums, newly added in September 2025 and for which we are providing property management services

(3)	Represents Virginia's only and first-ever JW Marriott Hotel, newly added in September 2025.

(4)	# of Assets includes 16 garages owned by unaffiliated third-party asset-owners

(5)
Includes parking/janitorial; # of Assets excludes 26 properties where parking management services are also provided to avoid double-counting; hours/week total is representative of all security & other locations, including duplicates.

In addition, we manage the following assets that are under construction and scheduled for delivery in the next 12 months:
•2 commercial assets that represent approximately 260,000 square feet;
•1 residential asset with 419 units representing approximately 430,000 square feet; and
•1 commercial parking garage with approximately 1,200 spaces.
Our development pipeline currently includes 5 commercial assets that represent approximately 1.5 million square feet, 5 residential assets with more than 2,300 units that represent approximately 2.5 million square feet, and 1 dual-use hotel with 240 keys that represents approximately 220,000 square feet. At full build out, our managed portfolio of assets is currently projected to total 106 assets representing nearly 10 million square feet.
The following tables provide further details on the assets that comprise our managed portfolio:

Anchor Portfolio
Name	Asset Status	Description
Reston Station	Operating + Under Construction + In Development	Among the largest mixed-use, transit-oriented developments in the Washington, D.C. region, covering nearly 90 acres spanning the Dulles Toll Road and surrounding the Wiehle Reston-East Metro Station and strategically located mid-way between Tysons, Va. and Dulles International Airport on Metro's Silver Line (Fairfax County, Va.). Nearing completion of Phase II of five planned development phases. Includes Trophy-class office towers, luxury residential buildings and JW Marriott-brand luxury condominiums, premier retail offerings, and Virginia's first and only JW Marriott Hotel.
Loudoun Station	Operating + In Development	Loudoun County’s first and only mixed-use, Metro-connected development that is located adjacent to Ashburn Station at the terminus of Metro's Silver Line in Ashburn, Va. Includes premier office and residential buildings as well as a diverse array of retail and entertainment options.

Other Portfolio Assets
Name	Asset Status	Description
The Hartford	Operating	Acquired in 2019, this 211,000 square foot mixed-use building is located adjacent to the Clarendon Station on Metro's Orange Line and is the subject of a joint venture with DivcoWest and Comstock Partners, LC. The premier office tower in the Ballston Corridor submarket of Arlington County, Va.
BLVD Forty Four	Operating	Acquired in 2021, this 15-story, mixed-use 250-unit, luxury high-rise apartment tower is located adjacent to BLVD Ansel and just 1 block from the Rockville Station on Metro’s Red Line in Rockville, Md (Montgomery County) and is the subject of a joint venture with Comstock Partners, LC. The two-building complex is the premier residential offering in Rockville Town Center.
BLVD Ansel	Operating	Acquired in 2022, this 18-story, mixed-use 250-unit, luxury high-rise apartment tower is located adjacent to BLVD Forty Four and just 1 block from the Rockville Station on Metro’s Red Line in Rockville, Md (Montgomery County) and is the subject of a joint venture with Comstock Partners, LC. The two-building complex is the premier residential offering in Rockville Town Center.
Comstock 41	Operating	Acquired in 2023, this 18,150 square foot parcel located at 41 Maryland Ave. in Rockville, Md. and is adjacent to BLVD Forty Four; currently a surface parking lot operated by ParkX Management, LC; provides an excellent opportunity for significant value enhancement through by-right entitlements for approximately 117 residential units.
ParkX	Operating	Parking garages & buildings/public spaces for which ParkX Management provides supplemental property management services that include parking management, security, porter/janitorial, and more.
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

Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$13,317	$12,995	$38,928	$34,386
Operating costs and expenses:
Cost of revenue	11,858	9,583	32,647	27,375
Selling, general, and administrative	725	507	1,869	1,588
Depreciation and amortization	73	77	231	218
Total operating costs and expenses	12,656	10,167	34,747	29,181
Income (loss) from operations	661	2,828	4,181	5,205
Other income (expense):
Interest income	218	169	622	476
Gain (loss) on real estate ventures	35	(75)	53	(369)
Other income (expense), net	77	23	132	56
Income (loss) from operations before income tax	991	2,945	4,988	5,368
Provision for (benefit from) income tax	450	568	1,412	1,135
Net income (loss)	$541	$2,377	$3,576	$4,233
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue
The following table summarizes revenue by line of business (in thousands):

		Three Months Ended September 30,
		2025		2024		Change
		Amount	%	Amount	%	$	%
	Asset management	$6,560	49.2%	$7,380	56.8%	$(820)	(11.1)%
	Property management(1)	2,887	21.7%	3,253	25.0%	(366)	(11.3)%
	ParkX management	3,870	29.1%	2,362	18.2%	1,508	63.8%
	Total revenue	$13,317	100.0%	$12,995	100.0%	$322	2.5%

(1)	CHCI Commercial and CHCI Residential
Revenue increased 2.5% in 2025. The $0.3 million comparative increase was driven by the continued expansion of our managed portfolio, resulting in a $0.9 million, or 29.6%, increase in recurring, fee-based property management services revenue from our Commercial, Residential, and ParkX operating subsidiaries and a $0.3 million increase in reimbursable expense revenue. In 2025, ParkX alone executed 11 new service contracts, 7 of which were with third-party customers. Partially offsetting our revenue growth was a $0.9 million comparative decrease in supplemental fee revenue stemming from a $1.0 million lease termination fee earned in the prior period. This same termination fee also drove a one-time $0.5 million property management fee in the prior period, resulting in the comparative $0.4 million decrease in property management revenue.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Cost of revenue	$11,858	$9,583	$2,275	23.7%
Selling, general, and administrative	725	507	218	43.0%
Depreciation and amortization	73	77	(4)	(5.2)%
Total operating costs and expenses	$12,656	$10,167	$2,489	24.5%

Operating costs and expenses increased 24.5% in 2025. The $2.5 million comparative increase was primarily due to a $1.7 million net increase in personnel-related expenses, $1.5 million of which was directly related to payroll and onboarding costs for 139 new ParkX employees hired in the period to meet required staffing for a new porter/janitorial service offering.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Interest income	$218	$169	$49	29.0%
Gain (loss) on real estate ventures	35	(75)	110	146.7%
Other income (expense), net	77	23	54	234.8%
Total other income (expense)	$330	$117	$213	182.1%
Other income (expense) changed by $0.2 million in 2025, primarily driven by a combined $0.1 million net improvement in mark-to-market valuation impacts of equity method investments in real estate ventures.
Income tax
Provision for income tax was $0.5 million in 2025, compared to $0.6 million in 2024. The $0.1 million decrease stems from a $0.4 million tax benefit stemming from lower taxable income and the impact of an additional $1.0 million valuation allowance release in the current period. Partially offsetting the decrease was an incremental $0.3 million tax provision related to finalizing the fiscal year 2024 tax return.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue
The following table summarizes revenue by line of business (in thousands):

		Nine Months Ended September 30,
		2025		2024		Change
		Amount	%	Amount	%	$	%
	Asset management	$20,556	52.8%	$19,626	57.1%	$930	4.7%
	Property management(1)	8,748	22.5%	8,701	25.3%	47	0.5%
	ParkX management	9,624	24.7%	6,059	17.6%	3,565	58.8%
	Total revenue	$38,928	100.0%	$34,386	100.0%	$4,542	13.2%

(1)	CHCI Commercial and CHCI Residential
Revenue increased 13.2% in 2025. The $4.5 million comparative increase was primarily driven by the continued expansion of our managed portfolio, resulting in a $2.7 million, or 36.8%, increase in recurring, fee-based property management services revenue and a $0.8 million increase in reimbursable expense revenue from our Commercial, Residential, and ParkX operating subsidiaries. In 2025, ParkX alone executed 33 new service contracts, 20 of which were with third-party customers. Also contributing to the variance was a $0.5 million increase in supplemental fee revenue, stemming from a $1.0 million loan origination fee earned in the current period and a $0.5 million increase in leasing fee revenue.

Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Cost of revenue	$32,647	$27,375	$5,272	19.3%
Selling, general, and administrative	1,869	1,588	281	17.7%
Depreciation and amortization	231	218	13	6.0%
Total operating costs and expenses	$34,747	$29,181	$5,566	19.1%
Operating costs and expenses increased 19.1% in 2025. The $5.6 million increase was primarily due to a $4.4 million net increase in personnel expenses, $2.9 million of which was directly related to payroll and onboarding costs for 221 additional ParkX employees, 139 of which were hired in Q3 2025 to meet required staffing for a new porter and janitorial service offering.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Interest income	$622	$476	$146	30.7%
Gain (loss) on real estate ventures	53	(369)	422	114.4%
Other income (expense), net	132	56	76	135.7%
Total other income (expense)	$807	$163	$644	395.1%
Other income (expense) changed by $0.6 million in 2025, primarily due to a combined $0.4 million net improvement in the valuations of our equity method investments in real estate ventures.
Income taxes
Provision for income tax was $1.4 million in 2025, compared to $1.1 million in 2024. The $0.3 million increase primarily stems from an incremental $0.3 million tax provision related to finalizing the fiscal year 2024 tax return.
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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$541	$2,377	$3,576	$4,233
Interest income	(218)	(169)	(622)	(476)
Income taxes	450	568	1,412	1,135
Depreciation and amortization	73	77	231	218
Stock-based compensation	255	205	794	741
(Gain) loss on real estate ventures	(35)	75	(53)	369
Adjusted EBITDA	$1,066	$3,133	$5,338	$6,220
The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2025 is primarily driven by lower net income due to a significant increase in operating costs from our ParkX subsidiary. This cost increase stems directly from significant payroll and onboarding costs incurred to staff and setup a new porter/janitorial service offering.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of September 30, 2025 were our cash and cash equivalents of $26.2 million and our $10.0 million of available borrowings on our Credit Facility. (See Note 5 in the Notes to Consolidated Financial Statements for additional information).
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$(460)	$2,905	$(3,365)
Net cash provided by (used in) investing activities	(1,655)	(139)	(1,516)
Net cash provided by (used in) financing activities	(475)	(503)	28
Net increase (decrease) in cash and cash equivalents	$(2,590)	$2,263	$(4,853)
Operating Activities
The $3.4 million variance in net operating cash activity was driven by a $2.6 million incremental cash outflow stemming from changes to our net working capital and a $0.7 million decrease in net income after adjustments for non-cash items. The net working capital decrease was primarily influenced by a decrease in related party accounts receivable collections. The cash net income decrease was primarily driven by higher operating expenses from our ParkX subsidiary due to payroll and onboarding costs incurred to staff and setup a new porter/janitorial service offering.

Investing Activities
The $1.5 million variance in net investing cash activity was primarily driven by a $1.0 million refundable deposit made on a potential multifamily property acquisition and a $0.6 million decrease in distributions received from investments in real estate ventures stemming from Investors X residential lot sales recognized in the prior period.
Financing Activities
The immaterial variance in net financing cash activity was due to a $0.1 million increase in equity award-related proceeds collected, partially offset by an immaterial increase in cash paid for taxes related to the net share settlement of equity awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

* Filed herewith
‡ Furnished herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31 2024;
(ii)	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024;
(iii)	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024;
(iv)	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and
(v)	Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 13, 2025	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer (Principal Financial and Accounting Officer)