Form 10-K
period 2025-12-31
Comstock Holding Companies, Inc.
filed 2026-03-17
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2025, was $34,958,742.
The number of shares of registrant’s common stock outstanding as of February 28, 2026, was 9,990,448 (Class A) and 220,250 (Class B).
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

COMSTOCK HOLDING COMPANIES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2025

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
We acknowledge the importance of communicating future expectations to investors, however future events and circumstances are not always able to be accurately predicted or controlled. There are several factors that may affect the accuracy of forward-looking statements, including, but not limited to: i) general economic and market conditions, including inflation, interest rate levels, labor shortages, and the ability to raise debt and equity capital; ii) regulatory actions; iii) changes in real estate markets that impact the markets that we serve, inherent industry risks, and the ability to attract and retain customers; and iv) natural disasters and public health emergencies. Although we believe that our expectations are based on reasonable assumptions, investors should keep in mind the risks and uncertainties that may cause actual results to differ materially from the expectations described, and consequently should place no undue reliance on any of these statements.
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
Overview
Comstock is a leading asset manager, developer, and operator of mixed-use and transit-oriented properties in the Washington, D.C. region. We have become one of the area’s premier real estate services companies by creating extraordinary places, delivering exceptional experiences, and generating excellent results for all stakeholders.
Since 1985, we have acquired, developed, operated, and sold millions of square feet of residential, commercial, and mixed-use properties. Our industry expertise and commitment to excellence enable us to consistently deliver best-in-class services across the diverse assets in our managed portfolio. We specialize in supporting the seamless integration of residential, commercial, and retail offerings into vibrant mixed-use communities, exemplified by Reston Station and Loudoun Station, the two flagship developments that make up our Anchor Portfolio and are among the region's largest and most prominent mixed-use, transit-oriented neighborhoods (see "Our Portfolio" for additional information). We maintain a market-leading position in Northern Virginia's Dulles Corridor, an area that is undergoing an urban transformation driven by the creation of Metro's Silver Line, which connects Loudoun County and Dulles International Airport to Reston, Tysons, Washington, D.C., and suburban Maryland.
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

Our Services
Our experienced team of professionals provides a comprehensive suite of services and solutions related to the management, development, and operation of real estate assets. The services we provide include asset management, property/facility management (including security, porter/janitorial, concierge, firewatch, and more), development and construction management, leasing and marketing, acquisition and disposition, asset recapitalization, design (including planning and entitlements), strategic investment consultation and execution, and various other property-specific services.
Our Managed Portfolio
The focus of our managed portfolio revolves primarily around high quality, mixed-use real estate properties and developments that are strategically located adjacent to Metro rail stations, providing convenient access to public transportation.
The following table summarizes the operating assets, categorized by asset type, that were included in our managed portfolio as of December 31, 2025:

	Type	# of Assets	Size/Scale	% Leased
	Commercial(1)	15	2.6 million sqft.	87%
	Residential(2)	7	2.0 million sqft. / 1,700+ units	93%
	Hospitality(3)	1	290,000+ sqft. / 248 keys
	ParkX - Garages(4)	34	~26,000 spaces
	ParkX - Security & Other(5)	35	~8,000 hrs/week
	Total	92

(1)	Commercial % leased includes 2024 delivery of a new Trophy-class office tower located in The Row at Reston Station that is not yet stabilized. The % leased for stabilized commercial assets is 93%.

(2)	Includes JW Marriott Residences - Reston Station, luxury condominiums that were delivered in September 2025 for which we are providing property management services.

(3)	JW Marriott Reston Station, Virginia's first and only JW Marriott Hotel, delivered in September 2025.

(4)	Includes 17 garages owned by unaffiliated third-party asset-owners

(5)
Includes porter/janitorial; # of assets excludes 41 properties already counted in the categories above to avoid double-counting, therefore total # of assets where Security & Other services are provided is 76; hours/week statistic represents estimated total amount billed across all managed properties.

In addition, we manage the following assets that are under construction and scheduled for delivery in the next 6 to 12 months:
•1 commercial asset representing approximately 6,000 square feet; and
•1 residential asset with 419 units representing approximately 430,000 square feet;
Our development pipeline currently includes 5 commercial assets that represent approximately 1.5 million square feet, 5 residential assets with more than 2,300 units that represent approximately 2.5 million square feet, and 1 dual-use hotel with 240 keys that represents approximately 220,000 square feet. At full build out, our managed portfolio of assets is currently projected to total 105 assets that represent approximately 10 million square feet.
Anchor Portfolio
Our Anchor Portfolio includes, or will soon include, millions of square feet of Trophy and Class A office towers, luxury multi-family residential buildings, luxury hotels with branded condominium residences, high-end retail and entertainment options, associated public spaces, and commercial parking garages to serve all the properties. In 2025, Anchor portfolio assets generated over $120.0 million of gross revenue for the property owners.
Reston Station (Operating + Under Construction+ In Development)
Reston Station is one of the largest mixed-use, transit-oriented developments in the mid-Atlantic region. Located at the Wiehle-Reston East station on Metro’s Silver Line, the Reston Station neighborhood spans the Dulles Toll Road and covers approximately 90 acres. The Reston Station neighborhood is being developed in phases and is composed of the following five districts:

•Metro Plaza District (Operating)
The Metro Plaza District is located adjacent to Wiehle Reston-East Metro Station and contains approximately 1.4 million square feet of mixed-use development. It includes three Trophy-class office towers that represent over 800,000 square feet that are home to corporate or regional headquarters of Google, ICF Global, CARFAX, FM, Amentum, and numerous others, as well as BLVD Reston, a 456,000-square-foot luxury residential tower with 448 units. All buildings in the Metro Plaza District have ground floor retail, which has been leased to high-quality tenants, including Starbucks, CVS, Founding Farmers, Scissors & Scotch, and more.
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
•Reston Row District (Operating + Under Construction)
The Reston Row District ("The Row at Reston Station") is the second and most recently delivered phase of the Reston Station development. Anchoring the district is Virginia's first and only JW-Marriott branded property, a 28-story tower representing over 540,000 square feet that includes a best-in-class 248-key hotel with approximately 40,000 square feet of event space ("JW Marriott Reston Station") and 94 luxury condominiums ("JW Marriott Residences Reston Station"), both which have direct access to fine dining and premium amenities. The Row at Reston Station includes two Trophy-class office towers that represent approximately 590,000 square feet and will be the future headquarters for Booz Allen Hamilton and numerous other major corporations, as well as BLVD Haley, a 427,000-square foot luxury residential tower with 419 units that is scheduled to fully deliver in early 2026. Highlighting the district's premier wellness and restaurant offerings are a 55,000-square-foot VIDA Fitness & Spa and Ebbitt House, the first-ever expansion of D.C.'s iconic Old Ebbitt Grill, which is also scheduled to open in early 2026.
•Commerce District (In Development)
The Commerce District is located adjacent to Wiehle Reston-East Metro Station, directly across the Dulles Toll Road from the Metro Plaza District. It has entitlements in place that allow for approximately 1.5 million square feet of new mixed-use development surrounding the four existing stabilized Class-A office buildings that represent a total of approximately 597,400 square feet. We are currently leasing and managing the four existing office buildings and one existing retail building while finalizing plans and permits for this new development.
•Midline District (In Development)
The Midline District, located directly across Wiehle Avenue from the Reston Row District and the Metro Plaza District, has entitlements in place that allow for approximately 1.2 million square feet of new mixed-use development. We are currently updating the entitlements secured by the previous owner and plan to commence development after receiving the necessary approvals and permits.
•West District (In Development)
The West District sits adjacent to the Reston Row District and Metro Plaza District and includes a previously developed 90,000-square-foot office building owned by one of our affiliates and an apartment building owned by a third party. In 2022, our affiliate acquired an existing 58,000-square-foot office building on an adjacent parcel that is planned for demolition and will be incorporated into the West District's development plans, which are planned to commence after entitlements are secured. It is anticipated that entitlements will allow for five mixed-use buildings in the West District, including the aforementioned existing apartment building.
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
Other Portfolio Assets
The following summarizes additional operating assets that are currently in our managed portfolio:
Investors X
In April 2019, we entered into a Master Transfer agreement with CP Real Estate Services, LC (“CPRES”), an entity owned by Comstock’s Chief Executive Officer, Christopher Clemente, that provided for priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns Comstock’s residual homebuilding operations. As of December 31, 2025, all residential lots have been sold. The proceeds from the lot sales will be distributed to the Company as remaining land development work associated with these projects is completed.
The Hartford
In December 2019, we entered into a joint venture with CP to acquire The Hartford Building ("The Hartford"), a stabilized Class-A office building immediately adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia. Built in 2003, the 211,000 square foot LEED Gold-certified, mixed-use building located in the premier Rosslyn-Ballston corridor. In February 2020, we arranged for DivcoWest, an unaffiliated entity, to purchase a majority ownership stake in The Hartford and secured an $87 million loan facility from MetLife. As part of the transaction, we entered into asset management and property management agreements for the building to go along with our 2.5% equity interest.
BLVD Forty Four
In October 2021, we entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that we rebranded as BLVD Forty Four. Built in 2015 and located one block from the Rockville Station on Metro's Red Line and in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, we received an acquisition fee and are entitled to receive investment-related income and promote distributions in connection with our 5.0% equity interest in the asset. We also provide asset, residential, retail and parking property management services for the property in exchange for market rate fees.
BLVD Ansel
In March 2022, we entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail space, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, we received an acquisition fee and are entitled to receive investment-related income and promote distributions in connection with our 5.0% equity interest in the asset. We also provide residential, retail and parking property management services for the property in exchange for market rate fees.
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
In November 2024, we entered into a definitive purchase agreement for Comstock 41 with SCG Development Holdings, LLC ("SCG") that is contingent upon the successful rezoning of the property to allow for the development of an affordable housing project at the site. Upon closing, we will enter into an operating agreement and a development agreement with SCG, under which we will provide construction management services for the affordable housing project that will be fully financed by SCG. We will also be provided with the opportunity to provide property management services upon delivery.
In December 2025, we received legislative approval from the City of Rockville for the affordable housing development and the relocation of certain moderately-priced dwelling units (MPDUs) from BLVD Forty Four to Comstock 41. The rezoning approval triggered an entitlement success fee based on a contingent fee agreement with BLVD Forty Four that was recognized as revenue for the year ended December 31, 2025. (See Note 13 in the Notes to Consolidated Financial Statements for additional information).
Parking
ParkX, one of our wholly owned operating subsidiaries, currently manages a total of 34 commercial parking garages, including 17 commercial parking garages owned by unaffiliated parties. In addition, ParkX provides approximately 8,000 hours per week of security, concierge, porter/janitorial, and other services across a total of 76 different properties, including 41 for which we provide multiple types of property management services.
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
In Northern Virginia specifically, growing demand for technology and cybersecurity services has driven the proliferation of major global corporations opening operational headquarters in the region. The expansion and continued investment of these influential industry leaders will benefit Northern Virginia’s employment market, further driving increased demand for the assets we manage and the mixed-use communities we are developing.
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
Our Culture
Over nearly four decades we have curated a unique culture that distinguishes us from our industry peers and is firmly rooted in our commitment to work together - every day, in-person - to drive the standard of excellence that we consider to be our baseline. We Show Up every day because we believe that showing up makes a difference for our customers, our stakeholders, and in the communities that we serve. To learn more about Comstock's culture, please visit www.Comstock.com/WeShowUp.
Our Values
We are committed to pursuing environmental sustainability, social responsibility, and robust governance practices across all our operations. We recognize that development of real estate can have significant impact, positive or negative, for the surrounding community, the region, and the environment that we all share. We believe that companies developing real estate have a responsibility to maximize the positive impacts while taking steps to minimize negative impacts. Supporting and fostering these initiatives is instrumental in making our communities better places to live, work, and play while simultaneously bolstering asset value, reducing risk, and positively impacting all stakeholders. The following are highlights from our 2025 ESG Report, the full version of which can be found on our website: www.Comstock.com/Corporate-Responsibility.
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
We established a partnership with DAVIS Construction on the utilization of CarbonCure, a sustainable concrete component, in the construction of Phase II of our Reston Station development, the Reston Row District. CarbonCure is clean technology that produces greener concrete by recycling carbon dioxide (CO2) produced during the cement manufacturing process and injecting the recycled CO2 into fresh concrete during mixing. Once injected, the CO2 transforms into a mineral that improves the compressive strength of concrete and captures the recycled CO2 emissions which are never re-released into the atmosphere. Every cubic yard of concrete produced with CarbonCure technology saves an average of 25 pounds of carbon from entering the atmosphere, which will save millions of pounds of CO2 emissions from entering the atmosphere. The Reston Row District includes approximately 500,000 cubic yards of CarbonCure, which diverts 5 million pounds of carbon, or the equivalent of 258,000 gallons of gasoline, from being burned. Furthermore, we intend to engage our supply chain to incorporate sustainable designs, materials, and systems into all our ongoing or future developments.
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

A key to our success is our ability to attract and retain a talented workforce that understands the numerous benefits of working in-office rather than remotely. We employ a diverse, multi-generational staff that consisted of 308 full-time and 216 part-time employees as of December 31, 2025. We promote collaboration, support, and innovation, providing all our employees the opportunity to achieve their professional and wellness goals. We continuously strive to diversify our workforce, provide equal access to opportunities to our people, and promote a working environment based on mutual trust, confidence, and respect. Our employees have access to a comprehensive suite of benefits, including, but not limited to, medical, dental, vision, and life insurance options; flexible and health savings accounts; 401k plan matching; and professional development reimbursement. We offer numerous wellness initiatives and training opportunities, including diversity training and a broad suite of e-learning courses.
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
We have established corporate governance guidelines and policies that promote Company values, including a code of conduct as well as a code of ethics. Our information security team deploys an array of cybersecurity capabilities to protect our various business systems and data. We continually invest in protecting against, monitoring, and mitigating risks across the enterprise. We had no material publicly reportable information security incidents in the fiscal year ended December 31, 2025.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity is embedded within Comstock’s enterprise risk management framework and is treated as a core operational priority. Over the past year, the Company materially strengthened its cybersecurity governance structure, formalized policy oversight, expanded independent testing, and enhanced preventive and detective controls across the organization.

Our cybersecurity program is aligned with the National Institute of Standards and Technology Cybersecurity Framework and is integrated into the Company’s broader risk oversight processes. In 2025, Comstock formalized and implemented a comprehensive Written Information Security Policy Framework, which was approved by the Board of Directors. This framework establishes defined risk classifications, control standards, documentation requirements, and escalation protocols.

During the year, we enhanced and formalized our Incident Response Plan to include severity-based classifications, executive notification thresholds, structured remediation workflows, defined disclosure evaluation procedures, and coordinated response procedures with external security partners.

Independent Monitoring, Detection, and Testing
We have engaged nationally recognized cybersecurity firms to provide continuous monitoring and independent validation of our control environment. These services include:
•24x7 managed detection and response
•Continuous endpoint monitoring
•Monthly external vulnerability scanning
•Annual independent penetration testing
•Email threat monitoring and impersonation defense
•Incident triage and forensic response support

Vulnerabilities and findings are ranked using a standardized Critical, High, Medium, and Low methodology and tracked from discovery through remediation to closure. This risk-ranking model is incorporated into our enterprise risk matrix and reviewed quarterly with executive leadership and the Audit Committee.

The expansion of third-party monitoring, formal testing, and documented remediation tracking materially strengthened our ability to detect, contain, and remediate potential cybersecurity threats.

To date, we have not experienced a material cybersecurity incident. We experience routine cybersecurity threats and attempts; however, none have had a material impact, or are reasonably likely to have a material impact, on the Company’s operations, financial condition, or results of operations.

Identity, Endpoint, and Cloud Controls
Consistent with our cloud-first operating strategy, we prioritize SaaS-based enterprise platforms hosted by providers that undergo independent annual audit examinations, including SOC reporting.

We maintain a structured third-party risk management process that includes review of service provider security practices, evaluation of independent audit reports, contractual security requirements, and notification expectations in the event of a cybersecurity incident.

During the year, we strengthened core security controls across identity and endpoint management, including:

•Enterprise-wide multi-factor authentication enforcement
•Centralized identity governance and conditional access controls
•Privileged access management oversight
•Advanced endpoint detection and response deployment
•Business email compromise and impersonation protections
•Mobile device management and remote security enforcement

These measures reduce exposure to credential compromise, ransomware, phishing-based attacks, and unauthorized access risks across our environment.

Security Awareness and Organizational Discipline
We formalized a structured cybersecurity training program applicable to all employees. All new hires complete mandatory cybersecurity awareness training during onboarding, including phishing identification and reporting procedures.

Comstock conducts quarterly phishing simulation campaigns across the organization. Ongoing communication reinforces awareness, accountability, and reporting expectations across the Company.

Incident Review and Operational Resilience
Cybersecurity incidents are reviewed quarterly by the Vice President and Head of IT and presented to the Audit Committee of the Board of Directors and executive leadership team. This recurring cadence supports trend analysis, accountability, and continuous improvement.

We maintain documented backup and recovery procedures designed to preserve operational continuity. Backup integrity is monitored and recovery processes are periodically evaluated to support defined resilience objectives and company standards.

External cybersecurity partners serve as first responders in the event of a suspected incident, providing containment guidance, forensic analysis, and remediation support.

Governance
Management Oversight
The Company’s cybersecurity program is overseen by the Vice President and Head of IT, who is responsible for cybersecurity strategy, policy governance, vulnerability management, third-party security oversight, and coordination of incident response activities. The Vice President and Head of IT has more than 30 years of experience in information technology and over 15 years in technology leadership roles, including oversight of enterprise infrastructure, cloud platforms, and cybersecurity risk management programs. In this role, the Vice President and Head of IT oversees the Company’s security technologies and managed security service providers, monitors emerging threats and vulnerabilities, and evaluates cybersecurity risks across the Company’s information systems.

Cybersecurity posture, incident trends, and control enhancements are reviewed quarterly with executive leadership and the Audit Committee of the Board of Directors, ensuring cybersecurity risk remains visible, measurable, and accountable at the highest levels of management.

Board Oversight
The Board of Directors formally approved the Comstock’s Written Information Security Policy Framework and assigned cybersecurity oversight responsibility to both the Company's General Counsel and the Vice President and Head of IT.

The Company’s General Counsel, in partnership with the Vice President and Head of IT, provides regular updates to the Board of Directors regarding cybersecurity posture, risk exposure, and significant control enhancements. In the event of a cybersecurity incident determined to be material, management would promptly inform the Board of Directors. In consultation with the Company’s General Counsel, the Board would evaluate disclosure obligations and stakeholder communications as required.

Continued Program Advancement
Over the past year, Comstock transitioned from foundational controls to a formally governed, independently tested, and continuously monitored cybersecurity program with defined executive and Board oversight.

Key advancements include:
•Board-approved Written Information Security Policy Framework
•Defined Legal and IT shared oversight structure
•Formalized Incident Response Plan with severity classifications and escalation thresholds
•Quarterly executive and Audit Committee cybersecurity review process
•Expanded 24x7 managed detection and response capabilities
•Continuous vulnerability scanning and annual independent penetration testing
•Enterprise-wide multi-factor authentication enforcement
•Centralized identity and privileged access governance
•Structured phishing simulation and remedial training framework
•Standardized cybersecurity risk-ranking methodology integrated into enterprise risk management

Cybersecurity is not static. Threat actors continue to evolve, and regulatory expectations continue to mature. The Company expects to continue enhancing monitoring capabilities, automation, third-party risk oversight, and incident response readiness as part of its ongoing risk management strategy.

We believe the enhancements implemented during 2025 strengthened our cybersecurity posture and governance framework and further aligned Comstock with leading public companies with regards to cybersecurity risk management and oversight.
Item 2. Properties
In November 2020, we executed a lease to relocate our corporate headquarters to office space located at 1900 Reston Metro Plaza in Reston, Virginia for a ten-year term. In January 2022, we executed a lease for a remote monitoring center for ParkX, our parking management subsidiary, and in November 2022 we executed a lease to expand our corporate headquarters, bringing the total amount of leased space to 25,630 square feet as of December 31, 2025. We believe our properties are adequately maintained and suitable for our needs and their intended use.
Item 3. Legal Proceedings
Currently, we are not subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions filed against us, it is not anticipated that any such liability will have a material adverse effect on our financial position, operating results, or cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, reasonable assurances of being removed from any applicable legal action, or where appropriate, have established reserves in connection with these legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A common stock is traded on The Nasdaq Capital Market under the symbol “CHCI”. As of December 31, 2025, there were 31 registered holders of record of our Class A common stock and 1 holder of our Class B common stock.
We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock during the foreseeable future and intend to retain any earnings for future growth of our business.
We did not repurchase any securities under our share repurchase program or issue any unregistered securities during the year ended December 31, 2025.
Item 6. [RESERVED]
Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, the related notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, references to “2025” and “2024” are referring to the twelve-month period ended December 31 for each of those respective fiscal years. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
Overview
We are a leading asset manager, developer, and operator of mixed-use and transit-oriented properties in the Washington, D.C. region. We have become one of the area’s premier real estate services companies by creating extraordinary places, delivering exceptional experiences, and generating excellent results for all stakeholders.
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
Our Anchor Portfolio (see below for details) includes, or will soon include, millions of square feet of Trophy and Class A office towers, luxury multi-family residential buildings, luxury hotels with branded condominium residences, high-end retail and entertainment options, associated public spaces, and commercial parking garages to serve all the properties. In 2025, Anchor portfolio assets generated over $120.0 million of gross revenue for the property owners.
The following table summarizes the operating assets, categorized by asset type, that were included in our managed portfolio as of December 31, 2025:

	Type	# of Assets	Size/Scale	% Leased
	Commercial(1)	15	2.6 million sqft.	87%
	Residential(2)	7	2.0 million sqft. / 1,700+ units	93%
	Hospitality(3)	1	290,000+ sqft. / 248 keys
	ParkX - Garages(4)	34	~26,000 spaces
	ParkX - Security & Other(5)	35	~8,000 hrs/week
	Total	92

(1)	Commercial % leased includes 2024 delivery of a new Trophy-class office tower located in The Row at Reston Station that is not yet stabilized. The % leased for stabilized commercial assets is 93%.

(2)	Includes JW Marriott Residences - Reston Station, luxury condominiums that were delivered in September 2025 for which we are providing property management services.

(3)	JW Marriott Reston Station, Virginia's only and first-ever JW Marriott Hotel, delivered in September 2025.

(4)	# of Assets includes 17 garages owned by unaffiliated third-party asset-owners

(5)
Includes parking/janitorial; # of assets excludes 41 properties already counted in the categories above to avoid double-counting, therefore total # of assets where Security & Other services are provided is 76; hours/week statistic represents estimated total amount billed across all managed properties.

In addition, we manage the following assets that are under construction and scheduled for delivery in the next 6 to 12 months:
•1 commercial asset that represents approximately 6,000 square feet; and
•1 residential asset with 419 units representing approximately 430,000 square feet.
Our development pipeline currently includes 5 commercial assets that represent approximately 1.5 million square feet, 5 residential assets with more than 2,300 units that represent approximately 2.5 million square feet, and 1 dual-use hotel with 240 keys that represents approximately 220,000 square feet. At full build out, our managed portfolio of assets is currently projected to total 105 assets representing approximately 10 million square feet.
The following tables provide further details on the operating assets included in our managed portfolio:

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
Comstock 41 - Additional Information
In November 2024, we entered into a definitive purchase agreement for Comstock 41 with SCG Development Holdings, LLC ("SCG") that is contingent upon the successful rezoning of the property to allow for the development of an affordable housing project at the site. Upon closing, we will enter into an operating agreement and a development agreement with SCG, under which we will provide construction management services for the affordable housing project that will be fully financed by SCG. We will also be given the opportunity to provide property management services upon delivery.
In December 2025, we received legislative approval from the City of Rockville for the affordable housing development and the relocation of certain moderately-priced dwelling units (MPDUs) from BLVD Forty Four to Comstock 41. The rezoning approval triggered an entitlement success fee based on a contingent fee agreement with BLVD Forty Four that was recognized as revenue for the year ended December 31, 2025. (See Note 13 in the Notes to Consolidated Financial Statements for additional information).
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

Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$62,861	$51,294
Operating costs and expenses:
Cost of revenue	48,080	38,630
Selling, general, and administrative	2,545	2,075
Depreciation and amortization	306	302
Total operating costs and expenses	50,931	41,007
Income (loss) from operations	11,930	10,287
Other income (expense):
Interest income	807	672
Gain (loss) on real estate ventures	(1)	(297)
Other income (expense), net	141	63
Income (loss) from operations before income tax	12,877	10,725
Provision for (benefit from) income tax	(4,174)	(3,835)
Net income (loss)	$17,051	$14,560
Comparison of the Years Ended December 31, 2025 and 2024
Revenue
The following table summarizes revenue by line of business (in thousands):

		Year Ended December 31,
		2025		2024		Change
		Amount	%	Amount	%	$	%
	Asset management	$36,620	58.3%	$31,497	61.4%	$5,123	16.3%
	Property management(1)	11,879	18.9%	11,612	22.6%	267	2.3%
	ParkX management	14,362	22.8%	8,185	16.0%	6,177	75.5%
	Total revenue	$62,861	100.0%	$51,294	100.0%	$11,567	22.6%

(1)	CHCI Commercial and CHCI Residential
Revenue increased 22.6% in 2025. The $11.6 million variance was primarily driven by the growth of our managed portfolio, which expanded by net total of 20 assets. This expansion resulted in a combined $5.0 million, or 51.1%, increase in recurring, fee-based revenue across our three operating property management subsidiaries and a $3.3 million, or 13.7%, increase in fee-based asset management revenue. Also contributing to the increase was a $3.9 million, or 85.5%, net increase in supplemental fee revenue, stemming primarily from a $3.7 million increase in leasing fees earned.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Cost of revenue	$48,080	$38,630	$9,450	24.5%
Selling, general, and administrative	2,545	2,075	470	22.7%
Depreciation and amortization	306	302	4	1.3%
Total operating costs and expenses	$50,931	$41,007	$9,924	24.2%

Operating costs and expenses increased 24.2% in 2025. The $9.9 million variance was primarily due to an $8.4 million increase in personnel expenses from increased headcount and employee compensation, which includes a $4.8 million increase in onboarding and payroll expenses from the 265 new ParkX employees that were hired in 2025 to meet the staffing needs for our expanding customer base.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Interest income	$807	$672	$135	20.1%
Gain (loss) on real estate ventures	(1)	(297)	296	99.7%
Other income (expense), net	141	63	78	123.8%
Total other income (expense)	$947	$438	$509	116.2%
Other income (expense) changed by $0.5 million in 2025, primarily driven by a combined $0.3 million improvement in mark-to-market valuation impacts of equity method investments in real estate ventures and a $0.1 million increase in interest income stemming from interest earned on money market sweep accounts.
Income taxes
We recorded a $4.2 million income tax benefit in 2025, compared to a $3.8 million tax benefit in 2024. The $0.4 million net change was primarily driven by a valuation allowance release that was $1.0 million higher in the current period, partially offset by the impact of higher taxable income from operations. As of December 31, 2025, we had $96.5 million of net operating loss (“NOL") carryforwards.
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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2025	2024
Net income (loss)	$17,051	$14,560
Interest income	(807)	(672)
Income taxes	(4,174)	(3,835)
Depreciation and amortization	306	302
Stock-based compensation	1,060	945
(Gain) loss on real estate ventures	1	297
Adjusted EBITDA	$13,437	$11,597
The increase in Adjusted EBITDA for the year ended December 31, 2025 was primarily driven by significant increases in recurring fee-based revenue from our three operating property management subsidiaries and supplemental fee revenue from leasing activity.
Seasonality and Quarterly Fluctuations
None.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of December 31, 2025, were our cash and cash equivalents of $31.3 million and our $10.0 million of available borrowings on our Credit Facility. (See Note 6 in the Notes to Consolidated Financial Statements for additional information).
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash provided by (used in) operating activities	$4,797	$10,675	$(5,878)
Net cash provided by (used in) investing activities	(1,762)	(350)	(1,412)
Net cash provided by (used in) financing activities	(514)	(352)	(162)
Net increase (decrease) in cash and cash equivalents	$2,521	$9,973	$(7,452)
Operating Activities
The $5.9 million variance in net operating cash activity was driven by an $7.8 million incremental cash outflow stemming from changes to our net working capital, partially offset by a $1.9 million increase in net income from continuing operations after adjustments for non-cash items. The net working capital decrease was primarily influenced by a decrease in related party accounts receivable collections.
Investing Activities
The $1.4 million variance in net investing cash activity was driven by $1.2 million of capitalized costs in 2025 related to a potential multifamily property acquisition.
Financing Activities
The $0.2 million variance in net financing cash activity was driven by a $0.1 million decrease in equity award-related proceeds collected and an immaterial increase in cash paid for taxes related to the net share settlement of equity awards.
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
We have minority voting and economic interests in our investments in real estate ventures that we have elected to report at fair value and do not control the activities that most significantly impact their economic performance. We have determined we are not the primary beneficiary in these investments, and therefore do not consolidate them into our balance sheets as of December 31, 2025 and 2024 or into our statements of operations for the years ended December 31, 2025 and 2024.
Revenue - Incentive Fees
Pursuant to the 2022 AMA, we are entitled to earn incentive compensation fees revenue ("Incentive Fees") on certain managed real estate assets if defined triggering events, which are differentiated based on the classification of the assets and defined in the agreement, are achieved. (See Note 13 for additional information).

Incentive Fees are calculated as a percentage of the imputed profit that would be realized upon the hypothetical sale or recapitalization of the asset (or assets) for which triggering event criteria were met. The calculation of imputed profit is based on a fair market value assessment that includes highly variable financial inputs and must also consider macro-economic and environmental factors that may affect fair market value. Due to the subjective and potentially volatile nature of this variable consideration, we only recognize revenue on Incentive Fees for each managed asset when 1) any material uncertainties associated with the valuation of real estate assets that drive Incentive Fees are substantially resolved and 2) it is probable that a significant reversal in the amount of related cumulative Incentive Fee revenue recognized will not occur. As a result, we only recognize Incentive Fees at or near each asset's respective triggering event (as detailed in the 2022 AMA) when imputed profit can be reasonably calculated and the calculation has received consent from all parties, thereby confirming it can relied upon to not materially change.
We recognized no revenue from Incentive Fees for the year ended December 31, 2025. For the year ended December 31, 2024, we recognized $1.5 million of revenue from Incentive Fees.
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
For the years ended December 31, 2025 and 2024, we recorded net decreases to our deferred tax valuation allowance of $7.5 million and $6.5 million, respectively.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data

COMSTOCK HOLDING COMPANIES, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Comstock Holding Companies, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Comstock Holding Companies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Realizability of deferred tax assets and valuation allowance assessment
As described further in Note 11 to the consolidated financial statements, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. The Company continues to record valuation allowances against deferred tax assets when it is considered more likely than not that the deferred tax asset will not be realized prior to expiration. During 2025, after weighing all available positive and negative evidence, the Company released $7.5 million of the valuation allowance as management deemed estimated future taxable income to be sufficient to realize additional deferred tax assets related to net operating loss and tax credit carryforwards.

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
Philadelphia, Pennsylvania
March 17, 2026

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$31,282	$28,761
Accounts receivable, net	829	282
Accounts receivable - related parties	19,137	7,254
Prepaid expenses and other current assets	2,018	430
Total current assets	53,266	36,727
Fixed assets, net	674	574
Intangible assets	144	144
Leasehold improvements, net	30	60
Investments in real estate ventures	5,953	6,228
Operating lease assets	5,002	5,916
Deferred income taxes, net	18,894	14,720
Deferred compensation plan assets	897	438
Other assets	102	60
Total assets	$84,962	$64,867

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$7,839	$4,952
Accounts payable and accrued liabilities	847	781
Current operating lease liabilities	994	922
Total current liabilities	9,680	6,655
Deferred compensation plan liabilities	960	492
Operating lease liabilities	4,356	5,351
Total liabilities	14,996	12,498
Commitments and contingencies (Note 6)
Stockholders' equity:
Class A common stock; $0.01 par value; 59,780 shares authorized; 9,958 issued and 9,872 outstanding as of December 31, 2025; 9,774 issued and 9,689 outstanding as of December 31, 2024	99	97
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of December 31, 2025 and 2024	2	2
Additional paid-in capital	203,246	202,702
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(130,719)	(147,770)
Total stockholders' equity	69,966	52,369
Total liabilities and stockholders' equity	$84,962	$64,867

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue	$62,861	$51,294
Operating costs and expenses:
Cost of revenue	48,080	38,630
Selling, general, and administrative	2,545	2,075
Depreciation and amortization	306	302
Total operating costs and expenses	50,931	41,007
Income (loss) from operations	11,930	10,287
Other income (expense):
Interest income	807	672
Gain (loss) on real estate ventures	(1)	(297)
Other income (expense), net	141	63
Income (loss) from operations before income tax	12,877	10,725
Provision for (benefit from) income tax	(4,174)	(3,835)
Net income (loss)	$17,051	$14,560

Weighted-average common stock outstanding:
Basic	10,067	9,846
Diluted	10,470	10,327

Net income (loss) per share:
Basic	$1.69	$1.48
Diluted	$1.63	$1.41

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Class A		Class B
	Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Balance as of December 31, 2023	9,525	$94	220	$2	$202,112	$(2,662)	$(162,330)	$37,216
Issuance of common stock, net of shares withheld for taxes	232	3	—	—	(355)	—	—	(352)
Stock-based compensation	17	—	—	—	945	—	—	945
Net income (loss)	—	—	—	—	—	—	14,560	14,560
Balance as of December 31, 2024	9,774	$97	220	$2	$202,702	$(2,662)	$(147,770)	$52,369
Issuance of common stock, net of shares withheld for taxes	175	2	—	—	(516)	—	—	(514)
Stock-based compensation	9	—	—	—	1,060	—	—	1,060
Net income (loss)	—	—	—	—	—	—	17,051	17,051
Balance as of December 31, 2025	9,958	$99	220	$2	$203,246	$(2,662)	$(130,719)	$69,966

See accompanying Notes to Consolidated Financial Statements.

COMSTOCK HOLDING COMPANIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
Operating Activities
Net income (loss)	$17,051	$14,560
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	306	302
Stock-based compensation	1,060	945
(Gain) loss on real estate ventures	1	297
Distributions from real estate ventures	—	82
Deferred income taxes	(4,174)	(3,835)
Accrued interest income	(67)	(70)
(Gain) loss on disposal of fixed assets	4	—
(Gain) loss on deferred compensation plan	20	3
Changes in operating assets and liabilities:
Accounts receivable	(12,430)	(2,291)
Prepaid expenses and other current assets	(272)	(7)
Accrued personnel costs	2,887	271
Accounts payable and accrued liabilities	67	(57)
Deferred compensation plan liabilities	352	455
Other assets and liabilities	(8)	20
Net cash provided by (used in) operating activities	4,797	10,675

Investing Activities
Investments in real estate ventures	(57)	(140)
Distributions from real estate ventures	289	586
Capitalized expenses for real estate ventures	(1,249)	—
Purchase of deferred compensation plan securities	(477)	(428)
Proceeds from sales of deferred compensation plan securities	112	—
Purchase of fixed assets	(380)	(368)
Net cash provided by (used in) investing activities	(1,762)	(350)

Financing Activities
Proceeds from issuance of common stock related to equity awards	112	226
Payment of taxes related to the net share settlement of equity awards	(626)	(578)
Net cash provided by (used in) financing activities	(514)	(352)

Net increase (decrease) in cash and cash equivalents	2,521	9,973
Cash and cash equivalents, beginning of period	28,761	18,788
Cash and cash equivalents, end of period	$31,282	$28,761

Supplemental Cash Flow Information
Net cash paid (received) for:
Interest	$(809)	$(602)
Income taxes	—	3

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
Fiscal Year
Comstock uses a fiscal reporting calendar which begins on January 1 and ends on December 31. The fiscal years presented are the years ended December 31, 2025 (“2025”) and December 31, 2024 (“2024”). Each of the Company’s fiscal quarters ends on the last day of the calendar month.
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
Accounts Receivable
Accounts receivable are recorded at the amount invoiced. The Company records an allowance for doubtful accounts on an as-needed basis to reduce the trade accounts receivables balance by the estimated amounts that may become uncollectible in the future. The allowance for doubtful accounts estimate is based on the accounts receivable aging report, historical collection experience, and the payee's general financial condition. The Company does not record an allowance for doubtful accounts on accounts receivable from related parties due to the nature of the receivables and collection history. As of December 31, 2025, the Company had no recorded allowances for doubtful accounts.

Concentrations of Credit Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable from related parties. The Company invests a significant portion of its excess cash position into U.S. Treasury-based funds through an automated overnight sweep investment account program administered by a brokerage firm affiliated with the bank at which the majority of our cash deposits are held. The Company maintains cash and cash equivalents in financial institutions that management believes to be financially sound and with minimal credit risk. At times, the Company's deposits exceed federally insured limits, however management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institutions in which the deposits are held. The Company does a significant amount of business with related parties, demonstrated by related parties accounting for 89.6% of its consolidated revenue and 95.8% of its accounts receivable in 2025. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk and monitors the credit standing of its related party entities.
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
Incentive Fees represent variable consideration and are calculated as a percentage of the imputed profit that would be realized upon the hypothetical sale or recapitalization of the asset (or assets) for which triggering event criteria were met. The calculation of imputed profit is based on a fair market value assessment that includes highly variable financial inputs and must also consider macro-economic and environmental factors that may affect fair market value. Due to the subjective and potentially volatile nature of this variable consideration, revenue is only recognized on Incentive Fees for each managed asset when 1) any material uncertainties associated with the valuation of real estate assets that drive Incentive Fees are substantially resolved and 2) it is probable that a significant reversal in the amount of related cumulative Incentive Fee revenue recognized will not occur. As a result, the Company only recognizes Incentive Fees at or near each asset's respective triggering event (as detailed in the 2022 AMA) when imputed profit can be reasonably calculated and the calculation has received consent from all parties, thereby confirming it can relied upon to not materially change.
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
Advertising Costs
Advertising costs are expensed as incurred and typically relate to promotional materials and media expenses incurred to increase general brand exposure. These costs amounted to $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is a final standard on improvements to income tax disclosures and requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and early adoption was permitted. The Company adopted the standard effective January 1, 2025 and included the required tax disclosure updates in the notes to its consolidated financial statements. (See Note 11 for additional information).
Recent Accounting Pronouncements - Not Yet Adopted
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

3. Fixed Assets & Intangible Assets
The following table provides a detailed breakout of fixed assets, by type (in thousands):

	December 31,
	2025	2024
Computer equipment and capitalized software	$205	$519
Furniture and fixtures	158	123
Office equipment	67	67
Vehicles	708	393
Total fixed assets	1,138	1,102
Accumulated depreciation	(464)	(528)
Total fixed assets, net	$674	$574
Depreciation expense for the years ended December 31, 2025 and 2024 was $0.3 million and $0.3 million, respectively.
In May 2022, the Company purchased the rights to the www.comstock.com domain name for $0.1 million. The Company has recorded the domain name purchase as an indefinite-lived intangible asset on its consolidated balance sheets that will be tested annually for impairment.
4. Investments in Real Estate Ventures
The following table summarizes the Company's investments in real estate ventures (in thousands):

		December 31,
Investment	Ownership %	2025	2024	Accounting Method
Investors X	50.0%	$113	$395	Fair Value
The Hartford	2.5%	459	591	Fair Value
BLVD Forty Four	5.0%	1,744	1,661	Fair Value
BLVD Ansel	5.0%	1,972	1,952	Fair Value
Total investments recorded at fair value		4,288	4,599
Comstock 41	100.0%	1,665	1,629	Consolidated
Total investments in real estate ventures		$5,953	$6,228
The Company’s maximum loss exposure on each of its investments in real estate ventures is equal to the carrying amount of the investment.
Investments Recorded at Fair Value
Additional details on the Company's unconsolidated investments in real estate ventures that are recorded at fair value are as follows:
Investors X
In April 2019, the Company entered into a master transfer agreement with CP Real Estate Services, LC (“CPRES”), an entity owned by Comstock’s Chief Executive Officer Christopher Clemente, that entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of December 31, 2025, all residential lots have been sold. The proceeds from the lot sales will be distributed to the Company as remaining land development work associated with these projects is completed. (See Note 13 for additional information).
The Hartford
In December 2019, the Company entered into a joint venture with CP to acquire The Hartford Building ("The Hartford"), a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia. Built in 2003, the 211,000 square foot, LEED Gold-certified, mixed-use building is located in the premier Rosslyn-Ballston corridor. In

February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in The Hartford Building and secured an $87.0 million loan facility from MetLife. As part of the transaction, the Company entered into asset management and property management agreements to manage the property in exchange for market-rate fees, under which it recognized $0.9 million and $1.0 million of revenue for the years ended December 31, 2025 and 2024, respectively. Fair value of the property is determined on a quarterly basis using an income approach model. As of December 31, 2025, the Company’s ownership interest in The Hartford was 2.5%. (See Note 13 for additional information).
BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was rebranded as BLVD Forty Four. Built in 2015 and located one block from the Rockville Station on Metro's Red Line in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment-related income and promote distributions in connection with its equity interest in the asset. As part of the transaction, the Company entered into asset management and property management agreements to provide asset, residential, retail, and parking services for the property in exchange for market-rate fees, under which it recognized $2.9 million and $1.3 million of revenue for the years ended December 31, 2025 and 2024, respectively. Fair value of the property is determined on a quarterly basis using an income approach model. As of December 31, 2025, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 13 for additional information).
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located adjacent to the Rockville Metro Station and BLVD Forty Four in Rockville, Maryland. BLVD Ansel features approximately 20,000 square feet of retail, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, the Company received an acquisition fee and is entitled to receive investment-related income and promote distributions in connection with its equity interest in the asset. As part of the transaction, the Company entered into asset management and property management agreements to provide asset, residential, retail, and parking services for the property in exchange for market-rate fees, under which it recognized $1.1 million and $1.2 million of revenue for the years ended December 31, 2025 and 2024, respectively. Fair value of the property is determined on a quarterly basis using an income approach model. As of December 31, 2025, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 13 for additional information).
The following table below summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2023	$5,513
Investments	74
Distributions	(668)
Change in fair value	(320)
Balance as of December 31, 2024	$4,599
Investments	21
Distributions	(289)
Change in fair value	(43)
Balance as of December 31, 2025	$4,288
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
In November 2024, the Company entered into a definitive purchase agreement for Comstock 41 with SCG Development Holdings, LLC ("SCG") that is contingent upon the successful rezoning of the property to allow for the development of an affordable housing project at the site. Upon closing, the Company will enter into an operating agreement and a development agreement with SCG, under which the Company will provide construction management services for the affordable housing project that will be fully financed by SCG. The Company will also be given the opportunity to provide property management services upon delivery.
In December 2025, the Company received legislative approval from the City of Rockville for the affordable housing development and the relocation of certain moderately-priced dwelling units (MPDUs) from BLVD Forty Four to Comstock 41. The rezoning approval triggered a $1.6 million entitlement success fee based on a contingent fee agreement with BLVD Forty Four that was recognized as revenue for the year ended December 31, 2025. (See Note 13 for additional information).
Other Investments
The Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations and was immaterial for the years ended December 31, 2025 and 2024, respectively.
In September 2025, the Company entered into a Purchase and Sale Agreement (the "Purchase Agreement") with a seller relating to the purchase of a 400+ unit multifamily building located in Rockville, Maryland, pursuant to which it paid a $1.0 million deposit that will be applied to the purchase price at closing. The deposit, as well as other costs directly related to this potential acquisition, are currently recorded on the Company's consolidated balance sheet in "prepaid expenses and other current assets." Closing of the acquisition is currently anticipated to occur in the first quarter of 2026. The Company has executed a letter of agreement with an institutional partner to form a joint venture upon closing on the acquisition that would result in the Company retaining a minority equity interest in the joint venture while providing asset management and property management services for the acquired asset. The letter of agreement stipulates that any non-refundable deposits and due diligence expenses will be shared by both parties.
Investment Financial Information
The following tables summarize the combined statements of operations information for our unconsolidated investments in real estate ventures (in thousands):

	Year Ended December 31,
Combined Statements of Operations:	2025	2024
Revenue	$29,793	$28,115
Operating income (loss)	18,596	16,237
Net income (loss)	$(4,761)	(5,882)
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
The following table summarizes operating lease costs, by type (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease costs
Fixed lease costs	$1,186	$1,186
Variable lease costs	394	392
Total operating lease costs	$1,580	$1,578

The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for lease liabilities:
Operating cash flows from operating leases	$1,593	$1,559
As of December 31, 2025, the Company's operating leases had a weighted-average remaining lease term of 4.8 years and a weighted-average discount rate of 4.65%.
The following table summarizes future lease liability payments (in thousands):

Year Ending December 31,	Operating Leases
2026	$1,222
2027	1,204
2028	1,233
2029	1,262
2030	1,073
Thereafter	—
Total future lease payments	5,994
Imputed interest	(644)
Total lease liabilities	$5,350
As of December 31, 2025, the Company does not have any liabilities related to leases that have not yet commenced.
6. Debt
In March 2025, the Company entered into a five-year Revolving Capital Line of Credit Agreement with CP, pursuant to which the Company secured a $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum scheduled to expire in March 2030 (the “Credit Facility”). As of December 31, 2025, the full balance of the Credit Facility remained available for use and the Company had no outstanding debt or financing arrangements for which future payments are due.
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
8. Fair Value Disclosures
As of December 31, 2025, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, and accounts payable approximated fair value because of the short-term nature of these instruments.
As of December 31, 2025, deferred compensation plan assets, which are Company-funded investments that are meant to correlate with participant-directed hypothetical investments in stock and bond mutual funds, are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held (Level 1). Corresponding deferred compensation plan liabilities reflect the fair value of the aforementioned hypothetical investments and are based on inputs derived principally from observable market data (Level 2) through their direct correlation with the deferred compensation plan assets.

As of December 31, 2025, the Company had certain equity method investments in real estate ventures that it elected to record at fair value using significant unobservable inputs (Level 3). (See Note 4 for additional information).
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
9. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of our Class A common stock upon transfer. As of December 31, 2025, the Company had not declared any dividends.
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of December 31, 2025, there were 1.3 million shares of Class A common stock available for issuance under the 2019 Plan.
During the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense of $1.1 million and $0.9 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of December 31, 2025, there was $0.8 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 1.9 years.
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
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

		RSUs Outstanding	Weighted-Average Grant Date Fair Value
	Balance as of December 31, 2024	531	$4.12
	Granted	144	7.91
	Performance awards (1)	1	4.63
	Released	(206)	3.94
	Canceled/Forfeited	(29)	5.36
	Balance as of December 31, 2025	441	$5.37
	Vested and expected to vest after December 31, 2025	445	$5.37

(1)	Represents additional restricted stock units that vested and were released as a result of the satisfaction of a performance vesting condition.

The total intrinsic value of RSUs that vested during the years ended December 31, 2025 and 2024 was $1.7 million and $1.5 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	90	$2.72	3.2	$479
Granted	—	—
Exercised	(40)	2.00
Canceled/Forfeited	—	—
Expired	—	—
Balance as of December 31, 2025	50	$3.30	2.5	$416
Exercisable as of December 31, 2025	50	$3.30	2.5	$416
The total intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $0.4 million and $0.1 million, respectively.
10. Revenue
All the Company's revenue was for the years ended December 31, 2025 and 2024 was generated in the United States.
The following tables summarize the Company’s revenue by line of business, customer type, and contract fee type (in thousands):

		Year Ended December 31,
		2025	2024
	Revenue by Line of Business:
	Asset management	$36,620	$31,497
	Property management (1)	11,879	11,612
	Parking management	14,362	8,185
	Total revenue	$62,861	$51,294

(1)	CHCI Commercial and CHCI Residential

	Year Ended December 31,
	2025	2024
Revenue by Customer Type:
Related party	$56,333	$48,278
Commercial	6,528	3,016
Total revenue	$62,861	$51,294

	Year Ended December 31,
	2025	2024
Revenue by Timing:
Recurring/over time	$52,050	$43,666
Point-in-time	10,811	7,628
Total revenue	$62,861	$51,294

		Year Ended December 31,
		2025	2024
	Revenue by Contract Fee Type:(1)
	Cost recovery(2)	$38,439	$33,687
	Variable(3)	16,932	14,001
	Fixed fee(4)	7,490	3,606
	Total revenue	$62,861	$51,294

(1)	Certain contracts contain multiple revenue streams that lend to classification in more than one category.
(2)	Includes cost plus revenues tied to asset management services under the 2022 AMA and reimbursable expenses.
(3)	Includes fixed rate contract amounts applied to various variable metrics to determine the amount of revenue earned.
(4)	Includes fixed fee arrangements where the dollar value of the revenue earned remains consistent over time.
Pursuant to the terms of the 2022 AMA, the Company may earn and recognize incentive fee revenue for certain commercial assets in its managed portfolio based on specific dates and measurement criteria that are defined in the agreement. (See Note 13 for additional information).
For the year ended December 31, 2025, the Company recognized no revenue from incentive fees. For the year ended December 31, 2024, $1.5 million of revenue from incentive fees was recognized. Incentive fee revenue recognized prior to fiscal year 2025 was related to services performed in prior periods for which revenue recognition criteria were previously constrained.
11. Income Tax
The following table summarizes the components of the provision for (benefit from) income tax (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Total current taxes	—	—

Deferred:
Federal	2,711	2,313
State	612	358
Total deferred taxes	3,323	2,671

Other:
Valuation allowance	(7,497)	(6,506)

Provision for (benefit from) income taxes	$(4,174)	$(3,835)

The following table presents a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate (in thousands):

		Year Ended December 31,
		2025		2024
		$	%	$	%
	Statutory rate	$2,704	21.00%	$2,252	21.00%
	State income taxes—net of federal benefit (1)	(770)	(5.98)%	(608)	(5.67)%
	Change in valuation allowance	(6,117)	(47.50)%	(5,404)	(50.39)%
	Nontaxable or nondeductible items:
	Sec. 162(m) compensation disallowance	167	1.30%	96	0.90%
	Stock compensation	(252)	(1.96)%	(131)	(1.23)%
	Other	94	0.73%	(40)	(0.38)%
	Effective tax rate	$(4,174)	(32.41)%	$(3,835)	(35.77)%

(1)	State taxes in Virginia made up the majority (greater than 50%) of the tax effect in this category.
The Company's effective tax rates for the years ended December 31, 2025 and 2024 differ from the U.S. federal statutory tax rate of 21%, primarily due to state income taxes and the impact of valuation allowance releases related to projected increases in future period income forecasts.
The following table summarizes changes in the Company's deferred tax valuation allowance balance (in thousands):

	Year Ended December 31,
	2025	2024
Valuation allowance - Beginning balance	$(17,146)	$(23,666)
Valuation allowance release	7,497	6,506
Adjustment from impact of blended tax rate	—	14
Valuation allowance - Ending balance	$(9,649)	$(17,146)
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

The following table summarizes the components of the Company's deferred tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss and tax credit carryforwards	$24,839	$28,589
Stock-based compensation	684	538
Investments in affiliates	990	1,420
Right of use lease liability	1,377	1,615
Bonus accrual	1,987	1,277
Other	2	—
Valuation allowance	(9,649)	(17,146)
Total deferred tax assets	$20,230	$16,293

Deferred tax liabilities:
Right of use lease asset	$(1,288)	$(1,523)
Depreciation and amortization	(48)	(50)
Total deferred tax liabilities	$(1,336)	$(1,573)

Net deferred income tax assets (liabilities)	$18,894	$14,720
As of December 31, 2025, the Company had $96.5 million of net operating loss (“NOL") carryforwards. These NOLs, if unused, will begin expiring in 2028. Under Code Section 382 (“Section 382”) rules, if a change of ownership is triggered, the Company’s NOL assets and possibly certain other deferred tax assets may be impaired. Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in the Company’s stock that is outside of the Company’s control. In an effort to preserve the availability of these NOLs, the Company has adopted a Section 382 rights agreement that is scheduled to expire on March 28, 2035. The Section 382 rights agreement helps to reduce the likelihood of an unintended “ownership change”, thus preserving the value of these future tax benefits. We estimate that as of December 31, 2025, the three-year cumulative shift in ownership of the Company’s stock had not triggered a limitation in the use of our NOL asset.
As of December 31, 2025, there were no uncertain tax positions that, if recognized, would affect the Company's effective tax rate. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. All of our income tax returns remain subject to examination by federal and state tax authorities due to the availability of our NOL carryforwards.
In July 2025, the U.S. government enacted budget reconciliation legislation known as the One Big Beautiful Bill Act of 2025, which included a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. The provisions of the legislation have multiple effective dates, with certain provisions effective starting in 2025 and others being implemented up through 2027. The impact to the Company’s income tax expense and effective tax rate for the year ended December 31, 2025 associated with this legislation is immaterial.

12. Net Income (Loss) Per Share
The following table summarizes the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net income (loss) - Basic and Diluted	$17,051	$14,560

Denominator:
Weighted-average common shares outstanding - Basic	10,067	9,846
Effect of common share equivalents	403	481
Weighted-average common shares outstanding - Diluted	10,470	10,327

Net income (loss) per share:
Basic	$1.69	$1.48
Diluted	$1.63	$1.41
The following table summarizes common share equivalents that have been excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024
Restricted stock units	—	2
Stock options	—	1
13. Related Party Transactions
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
In February 2024, CAM entered into a Business Management Agreement (the “SH Management Agreement”) with Springfield Holdings, LLC (“Springfield”), an entity controlled by a member of CP, whereby CAM provides Springfield with professional management and consultation on land development and real estate services for a residential community located in Ranson, West Virginia. The initial term of the SH Management Agreement extended through December 31, 2024 with automatic one-year renewals. The SH Management Agreement provides that Springfield will reimburse CAM for certain pre-development expenses at cost.
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
In conjunction with the acquisition of Comstock 41, in 2023 the Company entered into an amendment to the existing asset management agreement with CP to introduce an acquisition pursuit fee of $0.1 million and contingent entitlement success fee to pursue potential relocation of moderately-priced dwelling units ("MPDUs") from BLVD Forty Four to Comstock 41. The acquisition pursuit fee was earned and recognized upon the completion of the Comstock 41 acquisition. The entitlement success fee is set to equal 25% of the economic value created by the relocation of the MPDUs, as agreed upon by both parties, and due upon approval by local government agencies. In December 2025, the Company received legislative approval from the City of Rockville and recognized a $1.6 million entitlement success fee based on the agreement with BLVD Forty Four. (See Note 4 for additional information).
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
14. Employee Benefit Plans
The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 90% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 3% of participant contributions limited to 3% of a participant’s gross compensation (maximum Company match is 4%). The combined total expense for this plan was $1.0 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.
In November 2023, the Company adopted a non-qualified deferred compensation plan ("NQDC Plan"). The NQDC Plan allows certain eligible employees to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus and earn tax-deferred earnings on these deferrals. The NQDC Plan also provides for matching Company contributions that vest over a three-year period. In the NQDC Plan, a participant's deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The Company, through a broker partner affiliated with the NQDC Plan administrator, directly funds investments that are meant to correlate with participant-directed hypothetical investments in stock and bond mutual funds in an effort to directly provide for its future NQDC Plan liabilities. NQDC Plan assets and liabilities are marked-to-market each quarter. Fair value changes to NQDC Plan liabilities are recorded as a benefit plan-related operating expense and the net investment income (loss) from NQDC Plan assets is recorded as other income (expense) in our consolidated statements of income. As of December 31, 2025, total NQDC plan assets and liabilities were $0.9 million and $1.0 million, respectively. During the year ended December 31, 2025, there were $0.1 million in distributions from the Company's NQDC Plan.
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
The financial information reviewed by the CODM includes the following disaggregation of operating expenses for the Company's single reportable operating segment (in thousands):

	Year Ended December 31,
	2025	2024
Asset management and corporate operating expenses	$26,814	$23,807
Commercial operating expenses	4,352	4,042
Residential operating expenses	5,243	4,835
ParkX operating expenses	13,156	7,076
Stock compensation	1,060	945
Depreciation and amortization	306	302
Total operating costs and expenses	$50,931	$41,007

16. Subsequent Events
On March 13, 2026, the Company announced that it had entered into a letter of intent to establish a joint venture with Jericho Energy Ventures, Inc. ("Jericho"), a Canadian-based diversified energy company, to pursue the development of large-scale data center campuses in Oklahoma. The joint venture will focus on assembling a strategic portfolio of land that integrates approximately 18,000 acres of Jericho's subsurface land and energy assets with surface land interests, capitalizing on Jericho's direct access to an abundance of natural gas resources that can be utilized to deliver low-cost, high-performance power solutions and potential carbon sequestration with the capability to support the development of large-scale AI data center campuses.
Pursuant to terms of the letter of intent, and to further align the party's joint interests, the Company made a $1.5 million initial investment in Jericho through a non-brokered private placement. In return, the Company received 25,684,932 variable voting shares of Jericho, as well as warrants to purchase up to 12,842,466 additional variable voting shares at an exercise price of $0.20 CAD that are exercisable for a period of 24 months from the date of issuance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our last fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

PART III

The information required by Items 10 through 14 of this section is incorporated herein by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the close of our fiscal year-end. These items include:

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
3.Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	November 16, 2015

3.2	Amended and Restated Bylaws	10-K	3.2	March 31, 2005

3.3	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017	8-K	3.1	March 28, 2017

3.4	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.2	February 19, 2019

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc.	8-K	3.1	February 19, 2019

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of State of the State of Delaware on March 28, 2025	8-K	3.1	March 28, 2025

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc.	8-K	3.1	June 17, 2025

4.1	Specimen Stock Certificate	S-1	4.1	August 13, 2004

4.2	Description of Capital Stock	10-K	4.2	March 31, 2022

10.1	Form of Indemnification Agreement	S-1/A	10.10	December 7, 2004

10.2+	2004 Long-Term Incentive Compensation Plan	S-1/A	10.12	December 7, 2004

10.3+	Form of Stock Option Agreement under the 2004 Long-Term Incentive Compensation Plan	S-1/A	10.13	December 7, 2004

10.4	Trademark License Agreement	S-1/A	10.23	December 7, 2004

10.5	Form of warrant issued in connection with private placement by Comstock Growth Fund, L.C.	10-K	10.91	April 14, 2015

10.6	Form of Subscription Agreement and Operating Agreement dated August 15, 2016, between Comstock Investors X, L.C. and [-], with accompanying Schedule A identifying subscribers	10-Q	10.99	November 14, 2016

10.7	Amendment to the Operating Agreement, dated October 13, 2017, between Comstock Investors X, L.C. and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-Q	10.62	November 16, 2017

10.8+	Comstock Holding Companies, Inc. 2019 Omnibus Incentive Plan	DEF 14A	Annex B	January 22, 2019

10.9+	Form of Time-Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan	10-K	10.26	April 15, 2020

10.10+	Form of Performance Based Restricted Stock Unit Agreement under the 2019 Omnibus Incentive Plan	10-K	10.27	April 15, 2020

10.11+	Amended and Restated Employment Agreement dated April 27, 2020, between Comstock Holding Companies, Inc. and Christopher Clemente	10-Q	10.2	August 14, 2020

10.12	Amended and Restated Limited Liability Company Agreement of Comstock 3101 Wilson, LC dated February 7, 2020	10-Q	10.3	August 14, 2020

10.13	Deed of Lease dated November 1, 2020, between CRS Plaza I, LC and Comstock Holding Companies, Inc.	10-K	10.32	March 31, 2021

10.14	Business Management Agreement dated July 1, 2019 by and between CHCI Asset Management, L.C. (formerly CDS Asset Management, L.C) and CP Real Estate Services, LC (formerly Comstock Development Services, LC)	10-K	10.22	March 31, 2022

10.15	Operating Agreement of Comstock 44 Maryland, L C dated October 20, 2021.	10-K	10.30	March 31, 2022

10.16	Deed of Lease dated January 1, 2022, by and between Comstock Reston Station Holdings, LC and ParkX Management, LC	10-Q	10.1	May 16, 2022

10.17	Limited Liability Company Operating Agreement of Comstock 33 Monroe Holdings, LC dated March 21, 2022	10-Q	10.2	May 16, 2022

10.18	Asset Purchase Agreement dated March 31, 2022, among Comstock Holding Companies, Inc., Comstock Environmental Services, LLC and August Mack Environmental, Inc.	10-Q	10.3	May 16, 2022

10.19	Master Asset Management Agreement between Comstock Partners, LC and CHCI Asset Management, LC, dated June 13, 2022	10-Q	10.1	August 15, 2022

10.20	Share Exchange and Purchase Agreement between Comstock Holding Companies, Inc. and CP Real Estate Services, L.C., dated June 13, 2022	10-Q	10.2	August 15, 2022

10.21	Purchase and Sale Agreement among Comstock Holding Companies, Inc. and Comstock 41 Maryland, LLC, dated August 31, 2023	10-K	10.25	March 21, 2024

10.22	Success Fee Agreement among Comstock 41 Maryland, LLC, CHCI Asset Management, LC, and Comstock 44 Maryland, LC, dated November 10, 2023	10-K	10.26	March 21, 2024

10.23	First Amendment to Master Asset Management Agreement, dated as of September 11, 2024 and effective as of July 1, 2024, between CHCI Asset Management, LC and Comstock Partners, LC	8-K	10.1	September 17, 2024

10.24	Revolving Capital Line of Credit Agreement dated March 19, 2025, Comstock Holding Companies, Inc. and Comstock Partners, LC	10-K	10.27	March 21, 2025

10.25	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and Equiniti Trust Company, LLC dated March 28, 2025	8-K	4.1	March 28, 2025

14.1	Code of Ethics	10-K	14.1	March 31, 2005

19.1	Comstock Holding Companies, Inc. Securities and Insider Trading Policy	10-K	19.1	March 21, 2025

21.1*	List of subsidiaries

23.1*	Consent of Grant Thornton, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

97+	Executive Compensation Recoupment Policy	10-K	97	March 21, 2024

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
+ Management contracts, compensatory plans, or arrangements
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: March 17, 2026	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ CHRISTOPHER CLEMENTE	Chairman of the Board of Directors and	March 17, 2026
Christopher Clemente	Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER GUTHRIE	Chief Financial Officer	March 17, 2026
Christopher Guthrie	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID M. GUERNSEY	Director	March 17, 2026
David M. Guernsey

/s/ THOMAS J. HOLLY	Director	March 17, 2026
Thomas J. Holly

/s/ JAMES A. MACCUTCHEON	Director	March 17, 2026
James A. MacCutcheon

/s/ DAVID P. PAUL	Director	March 17, 2026
David P. Paul

/s/ ROBERT P. PINCUS	Director	March 17, 2026
Robert P. Pincus