Form 10-Q
period 2026-03-31
Comstock Holding Companies, Inc.
filed 2026-05-14
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2026, 10,038,978 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended March 31, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$19,631	$31,282
Accounts receivable, net	1,215	829
Accounts receivable - related parties	21,736	19,137
Prepaid expenses and other current assets	1,004	2,018
Total current assets	43,586	53,266
Fixed assets, net	611	674
Intangible assets	144	144
Leasehold improvements, net	22	30
Investments in real estate ventures	10,560	5,953
Equity investments	1,935	—
Operating lease assets	4,767	5,002
Deferred income taxes, net	18,695	18,894
Deferred compensation plan assets	1,179	897
Other assets	187	102
Total assets	$81,686	$84,962

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$2,459	$7,839
Accounts payable and accrued liabilities	1,111	847
Current operating lease liabilities	1,000	994
Total current liabilities	4,570	9,680
Deferred compensation plan liabilities	1,203	960
Operating lease liabilities	4,103	4,356
Total liabilities	9,876	14,996
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock; $0.01 par value; 59,780 shares authorized; 10,125 issued and 10,039 outstanding as of March 31, 2026; 9,958 issued and 9,872 outstanding as of December 31, 2025	100	99
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of March 31, 2026 and December 31, 2025	2	2
Additional paid-in capital	203,100	203,246
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(128,730)	(130,719)
Total stockholders' equity	71,810	69,966
Total liabilities and stockholders' equity	$81,686	$84,962

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$17,446	$12,639
Operating costs and expenses:
Cost of revenue	14,671	10,287
Selling, general, and administrative	1,163	535
Depreciation and amortization	72	80
Total operating costs and expenses	15,906	10,902
Income (loss) from operations	1,540	1,737
Other income (expense):
Interest income	129	184
Gain (loss) on real estate ventures	72	9
Gain (loss) on equity investments	435	—
Other income (expense), net	12	(18)
Income (loss) from operations before income tax	2,188	1,912
Provision for (benefit from) income tax	199	323
Net income (loss)	$1,989	$1,589

Weighted-average common stock outstanding:
Basic	10,204	10,033
Diluted	10,493	10,367

Net income (loss) per share:
Basic	$0.19	$0.16
Diluted	$0.19	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Class A		Class B
	Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three Months Ended March 31, 2026
Balance as of December 31, 2025	9,958	$99	220	$2	$203,246	$(2,662)	$(130,719)	$69,966
Issuance of common stock, net of shares withheld for taxes	155	1	—	—	(692)	—	—	(691)
Stock-based compensation	12	—	—	—	546	—	—	546
Net income (loss)	—	—	—	—	—	—	1,989	1,989
Balance as of March 31, 2026	10,125	$100	220	$2	$203,100	$(2,662)	$(128,730)	$71,810

Three Months Ended March 31, 2025
Balance as of December 31, 2024	9,774	$97	220	$2	$202,702	$(2,662)	$(147,770)	$52,369
Issuance of common stock, net of shares withheld for taxes	156	1	—	—	(493)	—	—	(492)
Stock-based compensation	4	—	—	—	251	—	—	251
Net income (loss)	—	—	—	—	—	—	1,589	1,589
Balance as of March 31, 2025	9,934	$98	220	$2	$202,460	$(2,662)	$(146,181)	$53,717

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income (loss)	$1,989	$1,589
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	72	80
Stock-based compensation	546	251
(Gain) loss on real estate ventures	(72)	(9)
(Gain) loss on equity investments	(435)	—
Deferred income taxes	199	323
Accrued interest income	(40)	(65)
(Gain) loss on deferred compensation plan	(8)	5
Changes in operating assets and liabilities:
Accounts receivable	(2,985)	1,690
Prepaid expenses and other current assets	(193)	(167)
Accrued personnel costs	(5,373)	(3,717)
Accounts payable and accrued liabilities	264	310
Deferred compensation plan liabilities	270	254
Other assets and liabilities	(11)	(1)
Net cash provided by (used in) operating activities	(5,777)	543

Investing Activities
Investments in real estate ventures	(3,374)	(7)
Distributions from real estate ventures	—	1
Equity investments	(1,500)	—
Purchase of deferred compensation plan securities	(365)	(346)
Proceeds from sales of deferred compensation plan securities	57	—
Purchase of fixed assets	(1)	(163)
Net cash provided by (used in) investing activities	(5,183)	(515)

Financing Activities
Proceeds from issuance of common stock related to equity awards	99	86
Payment of taxes related to the net share settlement of equity awards	(790)	(578)
Net cash provided by (used in) financing activities	$(691)	$(492)

Net increase (decrease) in cash and cash equivalents	(11,651)	(464)
Cash and cash equivalents, beginning of period	31,282	28,761
Cash and cash equivalents, end of period	$19,631	$28,297

Supplemental Cash Flow Information
Net cash paid (received) for:
Interest	156	188
Income taxes	$—	$—
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
The Company operates through four primarily real estate-focused subsidiaries – CHCI Asset Management, LC (“CAM”); CHCI Residential Management, LC; CHCI Commercial Management, LC; and ParkX Management, LC.
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
The Company identified an immaterial error in its consolidated statement of cash flows for the three months ended March 31, 2025. Certain amounts were classified as financing activity section that should have been presented as operating activity. The Company has corrected this error in the accompanying condensed consolidated financial statements by presenting the consolidated statement of cash flows for the three months ended March 31, 2025, in its corrected form. The correction had no material impact on the consolidated statement of cash flows for the three months ended March 31, 2025, and no impact on net income, retained earnings, or net income (loss) per share amounts presented.
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
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s fiscal year 2025 Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the SEC on March 17, 2026. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements contained in the 2025 Annual Report.
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
Recent Accounting Pronouncements - Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is a final standard on improvements to income tax disclosures and requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and early adoption was permitted. The Company adopted the standard effective January 1, 2025 and included the required tax disclosure updates in the notes to its consolidated financial statements found within its Annual Report on Form 10-K.

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
3. Investments in Real Estate Ventures
The following table summarizes the Company's investments in real estate ventures (in thousands):

		March 31,	December 31,
Investment	Ownership %	2026	2025	Accounting Method
Investors X	50.0%	$116	$113	Fair Value
The Hartford	2.5%	460	459	Fair Value
BLVD Forty Four	5.0%	1,691	1,744	Fair Value
BLVD Ansel	5.0%	2,007	1,972	Fair Value
The Reed	9.0%	4,618	—	Fair Value
Total investments recorded at fair value		8,892	4,288
Comstock 41	100.0%	1,668	1,665	Consolidated
Total investments in real estate ventures		$10,560	$5,953
The Company’s maximum loss exposure on each of its investments in real estate ventures is equal to the carrying amount of the investment.
Investments Recorded at Fair Value
Additional details on the Company's unconsolidated investments in real estate ventures that are recorded at fair value are as follows:
Investors X
In April 2019, the Company entered into a master transfer agreement with CP Real Estate Services, LC (“CPRES”), an entity owned by Comstock’s Chief Executive Officer Christopher Clemente, that entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of March 31, 2026, all residential lots have been sold. The proceeds from the lot sales will be distributed to the Company as remaining land development work associated with these projects is completed. (See Note 13 for additional information).
The Hartford
In December 2019, the Company entered into a joint venture with Comstock Partners, LC ("CP"), an entity controlled by Mr. Clemente and wholly owned by Mr. Clemente and certain family members, to acquire The Hartford Building ("The Hartford"), a Class-A office building adjacent to Clarendon Station on Metro’s Orange Line in Arlington County, Virginia. Built in 2003, the 211,000 square foot LEED Gold-certified, mixed-use building is located in the premier Rosslyn-Ballston corridor. In February 2020, the Company arranged for DivcoWest to purchase a majority ownership stake in The Hartford and secured a $87.0 million loan facility from MetLife. In connection with the transaction, the Company earned an acquisition fee in 2019 and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company has entered into asset management and property management agreements to provide asset, residential, retail, parking, security, and janitorial services for the property in exchange for market-rate fees, under which it recognized $0.3 million and $0.3 million of revenue for the three months ended March 31, 2026 and 2025, respectively. Fair value of the property is determined on a quarterly basis using an income approach model. As of March 31, 2026, the Company’s ownership interest in the Hartford was 2.5%. (See Note 13 for additional information).

BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was rebranded as BLVD Forty Four. Built in 2015 and located one block from the Rockville Station on Metro's Red Line in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail and a commercial parking garage. In connection with the transaction, the Company earned an acquisition fee in 2021 and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company has entered into asset management and property management agreements to provide asset, residential, retail, parking, and janitorial services in exchange for market-rate fees, under which it recognized $0.4 million and $0.4 million of revenue for the three months ended March 31, 2026 and 2025, respectively. Fair value of the property is determined on a quarterly basis using an income approach model. As of March 31, 2026, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 13 for additional information).
BLVD Ansel
In March 2022, the Company entered into a joint venture with CP to acquire BLVD Ansel, a newly completed 18-story, luxury high-rise apartment building with 250 units located in Rockville, Maryland adjacent to both the Rockville Station on Metro's Red Line and BLVD Forty Four. BLVD Ansel features approximately 20,000 square feet of retail, 611 parking spaces, and expansive amenities including multiple private workspaces designed to meet the needs of remote-working residents. In connection with the transaction, the Company earned an acquisition fee in 2022 and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company has entered into asset management and property management agreements to provide asset, residential, retail, parking, and janitorial services in exchange for market-rate fees, under which it recognized $0.4 million and $0.3 million of revenue for the three months ended March 31, 2026 and 2025, respectively. Fair value of the property is determined on a quarterly basis using an income approach model. As of March 31, 2026, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 13 for additional information).
The Reed
In March 2026, the Company entered into a joint venture with CP and a third-party institutional fund advised by Benefit Street Partners, LLC ("BSP") to acquire The Reed, a 417-unit apartment building located in Rockville, Maryland adjacent to the Shady Grove Station on Metro's Red Line. The Reed includes a resort-style swimming pool, fitness center with yoga/boxing studio, clubroom, serene outdoor gathering spaces, multiple resident lounges, and a private parking garage. In connection with the transaction, the Company earned a $0.5 million acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company has entered into asset management and property management agreements to provide asset, residential, and janitorial services in exchange for market-rate fees. Revenue recognized in relation to these services for the three months ended March 31, 2026 was $0.6 million. Fair value of the property for the three months ended March 31, 2026 is equal to the Company's initial investment, and going forward will be determined on a quarterly basis using an income approach model. As of March 31, 2026, the Company’s ownership interest in The Reed was 9.0%. (See Note 13 for additional information).
The following table summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2025	$4,288
Investments	4,618
Distributions	—
Change in fair value	(14)
Balance as of March 31, 2026	$8,892
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
In December 2025, the Company received legislative approval from the City of Rockville for the affordable housing development and the relocation of certain moderately-priced dwelling units (MPDUs) from BLVD Forty Four to Comstock 41. The rezoning approval triggered a $1.6 million entitlement success fee based on a contingent fee agreement with BLVD Forty Four that was recognized as revenue in the fourth quarter of the fiscal year ended December 31, 2025. (See Note 13 for additional information).
Other Investments
The Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of STS net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations and was $0.1 million and immaterial for the three months ended March 31, 2026 and 2025, respectively.

4. Equity Investments
In February 2026, the Company made an initial $1.5 million investment in Jericho Energy Ventures, Inc. (TSXV: JEV) ("Jericho"), a Canada-based diversified energy company with whom the Company intends to establish a joint venture that will focus on pursuing the development of large-scale data center campuses across thousands of acres of land parcels located in Oklahoma. The goal of the joint venture will be to assemble a strategic portfolio of land that integrates Jericho's subsurface land and energy assets with surface land interests that can be utilized to deliver low-cost, high-performance, behind-the-meter power solutions that have the capability to support the development of large-scale AI data center campuses.
The initial investment was made through a non-brokered private placement and was intended to further align the interests of the Company and Jericho. In return for its investment, the Company received 25,684,932 variable voting shares of Jericho, representing approximately 7% of Jericho's total shares outstanding, as well as warrants to purchase up to 12,842,466 additional variable voting shares at an exercise price of 0.20 CAD that are exercisable for a period of 24 months from the date of issuance.
The Company's equity investment in Jericho is recorded at fair value as a long-term asset on its consolidated balance sheet, as per to the terms of the investment agreement, there are trading restrictions in place for five years from the time of purchase. Pursuant to ASC 321 – Investments–Equity Securities, the Jericho shares are carried at fair value and measured using the quoted market price as of the end of each reporting period. The Jericho warrants are equity-linked instruments denominated in a foreign currency, thereby classifying them as a derivative asset pursuant to ASC 815 – Derivatives and Hedging. The Jericho warrants are carried at fair value and measured using a Black-Scholes option pricing model (See Note 8 for additional information).
The total fair value of the Company's equity investments in Jericho (shares and warrants) is estimated at the end of each quarterly reporting period and appropriately marked-to-market. Any unrealized gains and losses based on the quarterly re-measurements are recorded as non-operating gains (losses) on the Company's consolidated statements of income.
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

The following table summarizes operating lease costs by type (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs
Fixed lease costs	$297	$297
Variable lease costs	91	97
Total operating lease costs	$388	$394
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for lease liabilities:
Operating cash flows from operating leases	$398	$396
As of March 31, 2026, the Company's operating leases had a weighted-average remaining lease term of 4.6 years and a weighted-average discount rate of 4.65%.
The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2026 (9 months)	$914
2027	1,204
2028	1,233
2029	1,262
2030	1,073
Thereafter	—
Total future lease payments	5,686
Imputed interest	(583)
Total lease liabilities	$5,103
As of March 31, 2026, the Company does not have any liabilities related to leases that have not yet commenced.
6. Debt
In March 2025, the Company entered into a five-year Revolving Capital Line of Credit Agreement with CP, pursuant to which the Company secured a $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum that is scheduled to expire in March 2030 (the “Credit Facility”). As of March 31, 2026, the full balance of the Credit Facility remained available for use and the Company had no outstanding debt or financing arrangements for which future payments are due.
7. Commitments and Contingencies
The Company maintains certain non-cancelable operating leases that contain various renewal options. (See Note 5 for additional information).
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

8. Fair Value Measurements
ASC 820 — Fair Value Measurement and Disclosures, provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:
Level 1 — Quoted prices in active markets that are accessible at the measurement date for assets or liabilities;
Level 2 — Observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and
Level 3 — Unobservable inputs that are used when little or no market data is available.
As of March 31, 2026, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities are approximated fair value because of the short-term nature of these instruments.
The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
3/31/2026
Investments in real estate ventures	$8,892	$—	$—	$8,892
Deferred compensation plan assets	1,179	1,179	—	—
Equity investments
Variable voting shares - Jericho	1,658	1,658	—	—
Stock warrants - Jericho	276	—	276	—
Deferred compensation plan liabilities	1,203	1,203	—	—

12/31/2025
Investments in real estate ventures	$4,288	$—	$—	$4,288
Deferred compensation plan assets	897	897	—	—
Deferred compensation plan liabilities	960	960	—	—
The Company’s private placement Jericho stock warrants (see Note 4 for additional information) are classified within Level 2 of the fair value hierarchy because they are not actively traded. Fair value for the warrants is determined utilizing a Black-Scholes option pricing model to estimate the fair value as of the end of each reporting period. While some inputs are unobservable, the significant inputs, including volatility, risk-free rate, and expected term, are derived from or corroborated by observable market data. Changes in fair value of the Jericho stock warrants are recognized in gain (loss) on equity investments on the Company's consolidated statements of operations along with the changes in fair value of the Jericho variable voting shares.
The following table summarizes information about the significant unobservable inputs used in recurring fair value measurements categorized within Level 3:

		Amount	Valuation Technique(s)	Unobservable Input(s)	Range (Wtd. Avg.)(1)
	3/31/2026
	Investments in real estate ventures	$8,892	Income approach	Capitalization rate	5.25% - 7.45% (5.63%)
				Discount rate	7.10% - 8.50% (7.28%)
	12/31/2025
	Investments in real estate ventures	$4,288	Income approach	Capitalization rate	5.25% - 7.45% (5.63%)
				Discount rate	7.05% - 8.50% (7.23%)

(1)	Range represents to lowest and highest iteration of the input used across all valuation models. Weighted averages were calculated using the relative fair value of the instruments
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
9. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of our Class A common stock upon transfer. As of March 31, 2026, the Company had not declared any dividends.
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of March 31, 2026, there were 1.1 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense of $0.5 million and $0.3 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of March 31, 2026, there was $3.0 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 2.3 years.
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
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

		RSUs Outstanding	Weighted-Average Grant Date Fair Value
	Balance as of December 31, 2025	441	$5.37
	Granted	234	11.33
	Performance awards(1)	—	4.03
	Released	(189)	4.84
	Canceled/Forfeited	—	—
	Balance as of March 31, 2026	486	$8.44
	Vested and expected to vest after March 31, 2026	490	$8.42

(1)	Represents additional restricted stock units that vested and were released as a result of the satisfaction of a performance vesting condition.

The total intrinsic value of RSUs that vested during the three months ended March 31, 2026 and 2025 was $2.3 million and $1.6 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	50	$3.30	2.5	$416
Granted	—	—
Exercised	(30)	3.30
Canceled/Forfeited	—	—
Expired	—	—
Balance as of March 31, 2026	20	$3.30	2.2	$313
Exercisable as of March 31, 2026	20	$3.30	2.2	$313
The total intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $0.4 million and $0.2 million, respectively.
10. Revenue
All of the Company's revenue for the three months ended March 31, 2026 and 2025 was generated in the United States.
The following tables summarize the Company’s revenue by line of business, customer type, and contract fee type (in thousands):

		Three Months Ended March 31,
		2026	2025
	Revenue by Line of Business
	Asset management	$8,756	$7,127
	Property management (1)	3,424	2,958
	ParkX management	5,266	2,554
	Total revenue	$17,446	$12,639

(1)	CHCI Commercial and CHCI Residential

	Three Months Ended March 31,
	2026	2025
Revenue by Customer Type
Related party	$15,448	$11,452
Third party	1,998	1,187
Total revenue	$17,446	$12,639

	Three Months Ended March 31,
	2026	2025
Revenue by Timing
Recurring/over time	$15,737	$11,559
Point-in-time	1,709	1,080
Total revenue	$17,446	$12,639

		Three Months Ended March 31,
		2026	2025
	Revenue by Contract Fee Type (1)
	Cost recovery(2)	$11,083	$8,624
	Variable(3)	3,376	2,651
	Fixed fee(4)	2,987	1,364
	Total revenue	$17,446	$12,639

(1)	Certain contracts contain multiple revenue streams that lend to classification in more than one category.
(2)	Includes cost plus revenues tied to asset management services under the 2022 AMA and revenue earned from reimbursable expenses.
(3)	Includes fixed rate contract amounts applied to various variable metrics to determine the amount of revenue earned.
(4)	Includes fixed fee arrangements where the dollar value of the revenue earned remains consistent over time.
Pursuant to the terms of the asset management agreement with CP (the "2022 AMA"), the Company may earn and recognize incentive fee revenue for certain commercial assets in its managed portfolio based on specific dates and measurement criteria that are defined in the agreement. The Company recognized no revenue from incentive fees for the three months ended March 31, 2026 and 2025. (See Note 13 for additional information).
As a practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts with an effective expected duration of one year or less or contracts for which we recognize revenues at the amount to which we have the right to invoice for the services provided.
11. Income Taxes
The Company has significant deferred tax assets that stem from net operating loss ("NOL") carryforwards generated prior to 2019 when the Company's primary focus was on homebuilding activities. As of December 31, 2025, these NOL carryforwards were estimated to represent approximately $24.8 million in potential future tax savings. The Company currently maintains a valuation allowance against its deferred tax assets to reduce the carrying balance to the amount that is more likely than not to be realized against future taxable income. The balance of the deferred tax asset valuation allowance is assessed on a quarterly basis and adjusted as needed.
The Company's effective tax rates for the three months ended March 31, 2026 and 2025 differ from the U.S. federal statutory tax rate of 21%, primarily due to the impact of stock compensation shortfall/windfall adjustments.

12. Net Income (Loss) Per Share
The following table summarizes the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) - Basic and Diluted	$1,989	$1,589

Denominator:
Weighted-average common shares outstanding - Basic	10,204	10,033
Effect of common share equivalents	289	334
Weighted-average common shares outstanding - Diluted	10,493	10,367

Net income (loss) per share:
Basic	$0.19	$0.16
Diluted	$0.19	$0.15
The Company had no common share equivalents that were excluded from the computation of diluted net income (loss) per share for the three months ended March 31, 2026 and 2025 because their effect was anti-dilutive.
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

Pursuant to the fee structures set forth in the 2022 AMA and subsequent approved amendments, CAM is entitled to receive an annual payment equal to the greater of the "Cost-Plus Fee" or the "Market Rate Fee". The Cost-Plus Fee is equal to the sum of (i) the comprehensive costs incurred by or for providing services to the Anchor Portfolio, (ii) the costs and expenses of the Company related to maintaining the listing of its shares on a securities exchange and complying with regulatory and reporting obligations of a public company, and (iii) a fixed annual payment of $1.0 million. The Market Rate Fee calculation is defined in the 2022 AMA as the sum of the fees detailed in the following table:

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

	Investment Origination Fee	1% of raised capital
	Leasing Fee	$1/per sqft. for new leases and $0.50/per sqft. for lease renewals
	Lease Termination Fee	3.5% of the gross early lease termination fee paid by a commercial tenant
	Loan Origination Fee	1% of any financing transaction or other commercially reasonable and mutually agreed upon fee

(1)
Triggering events for managed assets that have yet to earn incentive fees are tied to specific events such as transactions (sale/refinance), stabilization metrics (% leased), or a milestone date, as determined by the Company and with explicit consent from CP.

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
Business Management Agreements

In February 2024, CAM entered into a Business Management Agreement (the “SH Management Agreement”) with Springfield Holdings, LLC (“Springfield”), an entity controlled by a member of CP, whereby CAM provides Springfield with professional management and consultation on land development and real estate services for a residential community located in Ranson, West Virginia ("Tackley Mill"). The initial term of the SH Management Agreement extended through December 31, 2024, with automatic one-year renewals. The SH Management Agreement provides that Springfield will reimburse CAM for certain pre-development expenses at cost. In February 2026, the Tackley Mill property was acquired by WV Opportunity Ventures, LC ("WV Ventures"), a wholly owned subsidiary of CP. Commensurate with this transaction, the SH Management Agreement was assigned to WV Ventures and amended to include a $10k/month management fee payable to CAM in addition to the reimbursement of pre-development expenses at cost.
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
BLVD Forty Four/BLVD Ansel
In October 2021 and March 2022, the Company entered into joint ventures with CP to acquire BLVD Forty Four and BLVD Ansel, respectively, two adjacent mixed-use luxury high-rise apartment buildings located in Rockville, Maryland. The Company considers BLVD Forty Four and BLVD Ansel to be variable interest entities upon which it exercises significant influence; however, considering key factors such as the Company’s ownership interest and participation in policy-making decisions by majority equity holders, and oversight of management services by majority equity holders, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Given that the Company is not the entity most closely associated with the properties, it concluded that it is not the primary beneficiary and does not have a controlling financial interest in either property.
In conjunction with the acquisition of Comstock 41, the Company entered into an amendment to the existing asset management agreement with CP to introduce an acquisition pursuit fee of $0.1 million and contingent entitlement success fee to pursue potential relocation of moderately-priced dwelling units ("MPDUs") from BLVD Forty Four to Comstock 41. The acquisition pursuit fee was earned and recognized as revenue for the year ended December 31, 2023, upon the completion of the Comstock 41 acquisition. The entitlement success fee, if earned, will equal 25% of the economic value created by the relocation of the MPDUs as agreed upon by both parties, and due upon approval by local government agencies. In December 2025, the Company received legislative approval from the City of Rockville and recognized a $1.6 million entitlement success fee based on the agreement with BLVD Forty Four. (See Note 3 for additional information).
The Reed

In March 2026, the Company entered into joint ventures with CP and BSP to acquire The Reed, a 417-unit apartment building located in Rockville, Maryland. The Company provides asset management, property management, and janitorial services to The Reed through its wholly owned subsidiaries. The Company considers The Reed to be a variable interest entity, over which it exercises significant influence; however, considering key factors such as the Company’s 9% ownership interest and participation in policy-making decisions, as well as oversight of management services by BSP and CP, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Given that the Company is not the entity most closely associated with the property, it concluded that it is not the primary beneficiary and does not have a controlling financial interest in the property.
Corporate Leases
In November 2020, the Company relocated its corporate headquarters to office space owned and controlled by its Chief Executive Officer Christopher Clemente and his family, pursuant to a ten-year lease agreement. In November 2022, the Company executed a 3,778 square foot lease expansion agreement with terms that align with the original agreement. In January 2022, ParkX Management, LC, a subsidiary of the Company, entered into a separate five-year lease agreement with CP to host ParkX's specialized remote monitoring center operations. (See Note 5 for additional information).
Credit Facility
In March 2025, the Company entered into an agreement with CP to secure a $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum that is scheduled to expire in March 2030, replacing a pre-existing expiring credit facility with a different affiliated entity (See Note 6 for additional information).
14. Segment Information
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
The financial information reviewed by the CODM includes the following disaggregation of operating expenses for the Company's single reportable operating segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Asset management and corporate operating expenses	$7,960	$5,909
Commercial operating expenses	1,106	1,105
Residential operating expenses	1,515	1,309
ParkX operating expenses	4,707	2,248
Stock compensation	546	251
Depreciation and amortization	72	80
Total operating costs and expenses	$15,906	$10,902
15. Subsequent Events
In April 2026, the Company entered into a joint venture with CP and Peraton Holding Corp. ("Peraton") to acquire Woodland Pointe, a 6.77-acre office campus that includes a six-story, 185,000-square foot, Class A office tower and is located in Herndon, Virginia. The Company's initial investment in the joint venture that acquired the property was approximately $5.0 million.
Concurrent with the acquisition, Comstock entered into multiple leases at Woodland Pointe with Peraton. The leases cover both the existing office building, which is currently a Peraton lease location, as well as a new 100,000-square foot, build-to-suit office building that will be developed on the Woodland Point campus. Upon completion, Peraton will fully occupy both structures in the near 300,000-square foot campus.
The Company will provide asset management and property management services pursuant to separate agreements through its wholly owned operating subsidiaries CHCI Asset Management, LC and CHCI Commercial Management, LC. Pursuant to the asset management agreement, the Company earned an acquisition fee of $0.8 million and leasing fees of approximately $3.3 million at closing. The Company is also entitled to ongoing construction management and development fees for services that will be provided pursuant to the executed leases with Peraton, as tenant, to construct a build-to-suit office campus.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, the related notes thereto, and Management’s Discussion and Analysis included in our 2025 Annual Report on Form 10-K, as well as our condensed consolidated financial statements and the related notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2026” refer to the three months ended March 31, 2026 and references to “2025” refer to the three months ended March 31, 2025. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
Overview
We are a leading asset manager, developer, and operator of mixed-use and transit-oriented properties in the Washington, D.C. region. We have become one of the area’s premier real estate services company by creating extraordinary places, delivering exceptional experiences, and generating excellent results for all stakeholders.
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
Our Anchor Portfolio (see below for details) includes, or will soon include, millions of square feet of Trophy and Class A office towers, luxury multi-family residential buildings, luxury hotels with branded condominium residences, high-end retail and entertainment options, amenity-rich public spaces, and commercial parking garages to serve all the properties. Over the twelve months of fiscal year 2025, Anchor Portfolio assets generated over $120.0 million of gross revenue for the property owners.
The following table summarizes the operating assets, categorized by asset type, that were included in our managed portfolio as of March 31, 2026:

	Type	# of Assets	Size/Scale	% Leased
	Commercial(1)	15	2.6 million sqft.	87%
	Residential(2)	8	2.5 million sqft. / 2,100+ units	94%
	Hospitality(3)	3	1 JW Marriott Hotel + 2 Food & Beverage
	ParkX - Garages(4)	34	26,000 spaces
	ParkX - Security & Other(5)	40	9,500 hrs/week
	Total	100

(1)	Commercial % leased includes 2024 delivery of a new Trophy-class office tower located in The Row at Reston Station that is not yet stabilized. The % leased for stabilized commercial assets is 93%.

(2)	Includes JW Marriott Residences - Reston Station, luxury condominiums for which we provide property management services.

(3)	Includes JW Marriott Reston Station, Virginia's first and only JW Marriott Hotel, and two Starbucks locations managed by ParkX.

(4)	# of Assets includes 17 garages owned by unaffiliated third-party asset-owners

(5)
Includes porter/janitorial; # of assets excludes 46 properties where parking management services are also provided to avoid double-counting, therefore total # of assets where Security & Other services are provided is 86; hours/week statistic represents estimated total amount billed across all managed properties where Security & Other services are provided.

In addition, we manage the following assets that are under construction and scheduled for delivery in the next 6 months:
•1 commercial asset that represents approximately 6,000 square feet; and
•1 residential asset with 419 units representing approximately 430,000 square feet.
Our development pipeline currently includes 5 commercial assets that represent approximately 1.5 million square feet, 5 residential assets with more than 2,300 units that represent approximately 2.5 million square feet, and 1 dual-use hotel with 240 keys that represents approximately 220,000 square feet. At full build out, our managed portfolio of assets is currently projected to total 113 assets that represent over 10 million square feet.
The following tables provide further details on the operating assets included in our managed portfolio:

Anchor Portfolio
Name	Asset Status	Description
Reston Station	Operating + Under Construction + In Development	Among the largest mixed-use, transit-oriented developments in the Washington, D.C. region, covering nearly 90 acres spanning the Dulles Toll Road and surrounding the Wiehle Reston-East Metro Station and strategically located mid-way between Tysons, Va. and Dulles International Airport on Metro's Silver Line (Fairfax County, Va.). Nearing completion of Phase II of five planned development phases. Includes Trophy-class office towers, luxury residential buildings and JW Marriott-brand luxury condominiums, premier retail offerings, and Virginia's first and only JW Marriott Hotel.
Loudoun Station	Operating + In Development	Loudoun County’s first and only mixed-use, Metro-connected development that is located adjacent to Ashburn Station at the terminus of Metro's Silver Line in Ashburn, Va. Includes premier office and residential buildings as well as a diverse array of retail and entertainment options.

Other Portfolio Assets
Name	Asset Status	Description
The Hartford	Operating	Acquired in 2019, this 211,000 square foot mixed-use building is located adjacent to the Clarendon Station on Metro's Orange Line and is the subject of a joint venture with DivcoWest and Comstock Partners, LC.
BLVD Forty Four	Operating	Acquired in 2021, this 15-story, mixed-use 263-unit, luxury high-rise apartment tower is located adjacent to BLVD Ansel and just 1 block from the Rockville Station on Metro’s Red Line in Rockville, Md. and is the subject of a joint venture with Comstock Partners, LC.
BLVD Ansel	Operating	Acquired in 2022, this 18-story, mixed-use 250-unit, luxury high-rise apartment tower is located adjacent to BLVD Forty Four and just 1 block from the Rockville Station on Metro’s Red Line in Rockville, Md. and is the subject of a joint venture with Comstock Partners, LC.
Comstock 41	Operating	Acquired in 2023, this 18,150 square foot parcel located at 41 Maryland Ave. in Rockville, Md. and is adjacent to BLVD Forty Four; currently a surface parking lot operated by ParkX Management, LC, the parcel is the subject of an executed purchase agreement with SCG Development Holdings, LLC to develop an affordable housing project on the site.
The Reed	Operating	Acquired in 2026, this 417-unit Class A multifamily building is located adjacent to the Shady Grove Station on Metro's Red Line in Rockville, Md. and is the subject of a joint venture with Comstock Partners, LC and a third-party institutional fund advised by Benefit Street Partners, LLC.
ParkX	Operating	Parking garages & buildings/public spaces for which ParkX Management provides supplemental property management services that include parking management, security, porter/janitorial, and more.
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

Our growth will continue to be fueled by our Anchor Portfolio, which will continue to generate revenue as development and construction efforts are completed. Importantly, the long-term asset management agreement covering the properties included in the Anchor Portfolio provides us with visibility to future revenue and earnings growth while mitigating the risk for potential losses. Our fee-based, asset-light, debt-free business model will continue to generate cash and provide us with the flexibility and resources needed to capitalize on additional strategic growth opportunities as they arise.
We aspire to be among the most admired real estate asset managers, operators, and developers by creating extraordinary places, providing exceptional experiences, and generating excellent results for all stakeholders. Our commitment to this mission drives our ability to expand our managed portfolio of assets, grow revenue, and deliver value to our shareholders.

Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$17,446	$12,639
Operating costs and expenses:
Cost of revenue	14,671	10,287
Selling, general, and administrative	1,163	535
Depreciation and amortization	72	80
Total operating costs and expenses	15,906	10,902
Income (loss) from operations	1,540	1,737
Other income (expense):
Interest income	129	184
Gain (loss) on real estate ventures	72	9
Gain (loss) on equity investments	435	—
Other income (expense), net	12	(18)
Income (loss) from operations before income tax	2,188	1,912
Provision for (benefit from) income tax	199	323
Net income (loss)	$1,989	$1,589
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue
The following table summarizes revenue by line of business (in thousands):

		Three Months Ended March 31,
		2026		2025		Change
		Amount	%	Amount	%	$	%
	Asset management	$8,756	50.2%	$7,127	56.4%	$1,629	22.9%
	Property management(1)	3,424	19.6%	2,958	23.4%	466	15.8%
	ParkX management	5,266	30.2%	2,554	20.2%	2,712	106.2%
	Total revenue	$17,446	100.0%	$12,639	100.0%	$4,807	38.0%

(1)	CHCI Commercial and CHCI Residential
Revenue increased 38.0% in 2026. The $4.8 million comparative increase was driven by the continued expansion of our managed portfolio, resulting in a $2.6 million, or 89.6%, increase in recurring, fee-based property management services revenue from our Commercial, Residential, and ParkX operating subsidiaries and a $1.6 million increase in asset management services revenue. ParkX alone executed 13 new service contracts in 2026, five of which were with third-party customers.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Cost of revenue	$14,671	$10,287	$4,384	42.6%
Selling, general, and administrative	1,163	535	628	117.4%
Depreciation and amortization	72	80	(8)	(10.0)%
Total operating costs and expenses	$15,906	$10,902	$5,004	45.9%

Operating costs and expenses increased 45.9% in 2026. The $5.0 million comparative increase was primarily due to a $3.5 million increase in personnel expenses from increased headcount and employee compensation, including a $0.9 million increase in annual bonus expense.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Interest income	$129	$184	$(55)	(29.9)%
Gain (loss) on real estate ventures	72	9	63	700.0%
Gain (loss) on equity investments	435	—	435	N/M
Other income (expense), net	12	(18)	30	166.7%
Total other income (expense)	$648	$175	$473	270.3%
Other income (expense) changed by $0.5 million in 2026, primarily driven by a $0.4 million unrealized gain on equity investments stemming from the mark-to-market valuation of the initial $1.5 million investment in Jericho Energy Ventures, Inc. equity securities (see Note 4 in the Notes to Consolidated Financial Statements for additional information).
Income tax
Provision for income tax was $0.2 million in 2026, compared to $0.3 million in 2025. The $0.1 million decrease is primarily the result of higher stock compensation windfall adjustments.
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically Adjusted EBITDA.
We define Adjusted EBITDA as net income (loss) from continuing operations, excluding the impact of interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, and unrealized gains (losses) on real estate ventures and equity investments.
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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$1,989	$1,589
Interest income	(129)	(184)
Income taxes	199	323
Depreciation and amortization	72	80
Stock-based compensation	546	251
(Gain) loss on real estate ventures	(72)	(9)
(Gain) loss on equity investments	$(435)	$—
Adjusted EBITDA	$2,170	$2,050
The increase in Adjusted EBITDA for the three months ended March 31, 2026 is primarily driven by significant increases in recurring fee-based revenue from our three operating property management subsidiaries and higher asset management fee revenue from the continued expansion of our managed portfolio.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of March 31, 2026 were our cash and cash equivalents of $19.6 million and our $10.0 million of available borrowings on our Credit Facility. (See Note 6 in the Notes to Consolidated Financial Statements for additional information).
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in) operating activities	$(5,777)	$543	$(6,320)
Net cash provided by (used in) investing activities	(5,183)	(515)	(4,668)
Net cash provided by (used in) financing activities	(691)	(492)	(199)
Net increase (decrease) in cash and cash equivalents	$(11,651)	$(464)	$(11,187)
Operating Activities
The $6.3 million variance in net operating cash activity was driven by a $6.4 million incremental cash outflow stemming from changes to our net working capital, partially offset by a $0.1 million increase in net income after adjustments for non-cash items. The net working capital decrease was primarily influenced by a decrease in related party accounts receivable collections and annual bonus payouts in January 2026.

Investing Activities
The $4.7 million variance in net investing cash activity was driven by a $3.4 million increase in investments in real estate ventures due to the completed acquisition of The Reed. Also contributing to the increase was the initial $1.5 million investment in Jericho Energy Ventures, Inc. equity securities.
Financing Activities
The $0.2 million variance in net financing cash activity was driven by a $0.2 million increase in cash paid for taxes related to the net share settlement of equity awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

* Filed herewith
‡ Furnished herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31 2025;
(ii)	Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025;
(iii)	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025;
(iv)	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and
(v)	Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: May 14, 2026	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer (Principal Financial and Accounting Officer)