Form 10-Q
period 2026-06-30
Comstock Holding Companies, Inc.
filed 2026-08-13
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2026, 10,061,702 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended June 30, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$25,334	$31,282
Accounts receivable, net	1,142	829
Accounts receivable - related parties	16,514	19,137
Prepaid expenses and other current assets	795	2,018
Total current assets	43,785	53,266
Fixed assets, net	632	674
Intangible assets	144	144
Leasehold improvements, net	15	30
Investments in real estate ventures	19,008	5,953
Equity investments	6,196	—
Operating lease assets	4,529	5,002
Deferred income taxes, net	16,346	18,894
Deferred compensation plan assets	1,403	897
Other assets	125	102
Total assets	$92,183	$84,962

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$3,736	$7,839
Accounts payable and accrued liabilities	963	847
Current operating lease liabilities	1,008	994
Total current liabilities	5,707	9,680
Deferred compensation plan liabilities	1,421	960
Operating lease liabilities	3,850	4,356
Total liabilities	10,978	14,996
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock; $0.01 par value; 59,780 shares authorized; 10,146 issued and 10,061 outstanding as of June 30, 2026; 9,958 issued and 9,872 outstanding as of December 31, 2025	100	99
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of June 30, 2026 and December 31, 2025	2	2
Additional paid-in capital	203,650	203,246
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(119,885)	(130,719)
Total stockholders' equity	81,205	69,966
Total liabilities and stockholders' equity	$92,183	$84,962

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$22,581	$12,972	$40,027	$25,611
Operating costs and expenses:
Cost of revenue	14,597	10,502	29,268	20,789
Selling, general, and administrative	1,265	609	2,428	1,144
Depreciation and amortization	73	78	145	158
Total operating costs and expenses	15,935	11,189	31,841	22,091
Income (loss) from operations	6,646	1,783	8,186	3,520
Other income (expense):
Interest income	68	220	197	404
Gain (loss) on real estate ventures	66	9	138	18
Gain (loss) on equity investments	4,261	—	4,696	—
Other income (expense), net	153	73	165	55
Income (loss) from operations before income tax	11,194	2,085	13,382	3,997
Provision for (benefit from) income tax	2,349	639	2,548	962
Net income (loss)	$8,845	$1,446	$10,834	$3,035

Weighted-average common stock outstanding:
Basic	10,259	10,069	10,371	10,051
Diluted	10,587	10,436	10,685	10,404

Net income (loss) per share:
Basic	$0.86	$0.14	$1.04	$0.30
Diluted	$0.84	$0.14	$1.01	$0.29

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Class A		Class B
	Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three and Six Months Ended June 30, 2026
Balance as of December 31, 2025	9,958	$99	220	$2	$203,246	$(2,662)	$(130,719)	$69,966
Issuance of common stock, net of shares withheld for taxes	155	1	—	—	(692)	—	—	(691)
Stock-based compensation	12	—	—	—	546	—	—	546
Net income (loss)	—	—	—	—	—	—	1,989	1,989
Balance as of March 31, 2026	10,125	$100	220	$2	$203,100	$(2,662)	$(128,730)	$71,810
Issuance of common stock, net of shares withheld for taxes	20	—	—	—	66	—	—	66
Stock-based compensation	1	—	—	—	484	—	—	484
Net income (loss)	—	—	—	—	—	—	8,845	8,845
Balance as of June 30, 2026	10,146	$100	220	$2	$203,650	$(2,662)	$(119,885)	$81,205

Three and Six Months Ended June 30, 2025
Balance as of December 31, 2024	9,774	$97	220	$2	$202,702	$(2,662)	$(147,770)	$52,369
Issuance of common stock, net of shares withheld for taxes	156	1	—	—	(493)	—	—	(492)
Stock-based compensation	4	—	—	—	251	—	—	251
Net income (loss)	—	—	—	—	—	—	1,589	1,589
Balance as of March 31, 2025	9,934	$98	220	$2	$202,460	$(2,662)	$(146,181)	$53,717
Issuance of common stock, net of shares withheld for taxes	—	—	—	—	—	—	—	—
Stock-based compensation	2	—	—	—	288	—	—	288
Net income (loss)	—	—	—	—	—	—	1,446	1,446
Balance as of June 30, 2025	9,936	$98	220	$2	$202,748	$(2,662)	$(144,735)	$55,451

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income (loss)	$10,834	$3,035
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	145	158
Stock-based compensation	1,030	539
(Gain) loss on real estate ventures	(138)	(18)
(Gain) loss on equity investments	(4,696)	—
Deferred income taxes	2,548	962
Accrued interest income	(17)	(73)
(Gain) loss on disposal of fixed assets	—	2
(Gain) loss on deferred compensation plan	(7)	8
Changes in operating assets and liabilities:
Accounts receivable	2,310	874
Prepaid expenses and other current assets	(7)	(416)
Accrued personnel costs	(4,096)	(2,715)
Accounts payable and accrued liabilities	116	108
Deferred compensation plan liabilities	361	305
Other assets and liabilities	(19)	(2)
Net cash provided by (used in) operating activities	$8,364	$2,767

Investing Activities
Investments in real estate ventures	$(11,857)	$(10)
Distributions from real estate ventures	164	2
Equity investments	(1,500)	—
Purchase of deferred compensation plan securities	(463)	(397)
Proceeds from sales of deferred compensation plan securities	57	41
Purchase of fixed assets	(88)	(189)
Net cash provided by (used in) investing activities	$(13,687)	$(553)

Financing Activities
Proceeds from issuance of common stock related to equity awards	$165	$86
Payment of taxes related to the net share settlement of equity awards	(790)	(578)
Net cash provided by (used in) financing activities	$(625)	$(492)

Net increase (decrease) in cash and cash equivalents	$(5,948)	$1,722
Cash and cash equivalents, beginning of period	31,282	28,761
Cash and cash equivalents, end of period	$25,334	$30,483

Supplemental Cash Flow Information
Net cash received (paid) for:
Interest	$247	$401
Income taxes	—	—
See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except per share data or otherwise indicated)
1. Company Overview
Comstock Holding Companies, Inc. ("Comstock" or the "Company"), founded in 1985 and incorporated in the state of Delaware in 2004, is a leading real estate company specializing in the development, acquisition, operation, and management of mixed-use, transit-oriented properties and data center developments.
The Company operates primarily through four wholly owned, real estate-focused subsidiaries – CHCI Asset Management, LC (“CAM”); CHCI Residential Management, LC; CHCI Commercial Management, LC; and ParkX Management, LC.
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

3. Investments in Real Estate Ventures
The following table summarizes the Company's investments in real estate ventures (in thousands):

			June 30,	December 31,	Accounting Method
	Investment	Ownership %	2026	2025
	Investors X(1)	50.0%	$85	$113	Fair Value
	The Hartford(1)	2.5%	483	459	Fair Value
	BLVD Forty Four(1)	5.0%	1,761	1,744	Fair Value
	BLVD Ansel(1)	5.0%	2,003	1,972	Fair Value
	The Reed(1)	9.0%	4,671	—	Fair Value
	Woodland Pointe(1)	85.0%	5,490	—	Fair Value
	Total investments recorded at fair value		14,493	4,288
	Oklahoma JV(1)	50.0%	2,847	—	Equity Method
	Comstock 41	100.0%	1,668	1,665	Consolidated
	Total investments in real estate ventures		$19,008	$5,953

(1)	The Company is not deemed to be the primary beneficiary of the joint venture investment - see Note 13 for additional information
The Company’s maximum loss exposure on each of its investments in real estate ventures is equal to the carrying amount of the investment.
Investments Recorded at Fair Value
Additional details on the Company's unconsolidated investments in real estate ventures that are recorded at fair value are as follows:
Investors X
In April 2019, the Company entered into a master transfer agreement with CP Real Estate Services, LC (“CPRES”), an entity owned by Comstock’s Chief Executive Officer Christopher Clemente, that entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of June 30, 2026, all residential lots have been sold. The proceeds from the lot sales will be distributed to the Company as remaining land development work associated with these projects is completed. (See Note 13 for additional information).
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
In connection with the transaction, the Company earned an acquisition fee in 2019 and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company has entered into asset management and property management agreements to provide asset, residential, retail, parking, security, and janitorial services for the property in exchange for market-rate fees, under which it recognized $0.3 million and $0.6 million of revenue for the three and six months ended June 30, 2026, respectively. Services revenue recognized for the three and six months ended June 30, 2025 was $0.2 million and $0.6 million, respectively.
Fair value of the property is determined quarterly using an income approach model. As of June 30, 2026, the Company’s ownership interest in the Hartford was 2.5%. (See Note 13 for additional information).
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
In connection with the transaction, the Company earned an acquisition fee in 2021 and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company has entered into asset management and property management agreements to provide asset, residential, retail, parking, and janitorial services in exchange for market-rate fees, under which it recognized $0.4 million and $0.8 million of revenue for the three and six months ended June 30, 2026, respectively. Services revenue recognized for the three and six months ended June 30, 2025 was $0.3 million and $0.7 million, respectively.
Fair value of the property is determined quarterly using an income approach model. As of June 30, 2026, the Company’s ownership interest in BLVD Forty Four was 5.0%. (See Note 13 for additional information).
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
In connection with the transaction, the Company earned an acquisition fee in 2022 and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company has entered into asset management and property management agreements to provide asset, residential, retail, parking, and janitorial services in exchange for market-rate fees, under which it recognized $0.4 million and $0.7 million of revenue for the three and six months ended June 30, 2026, respectively. Services revenue recognized for the three and six months ended June 30, 2025 was $0.3 million and $0.6 million, respectively.
Fair value of the property is determined quarterly using an income approach model. As of June 30, 2026, the Company’s ownership interest in BLVD Ansel was 5.0%. (See Note 13 for additional information).
The Reed
In March 2026, the Company entered into a multi-tier joint venture ownership structure with CP and a third-party institutional fund advised by Benefit Street Partners, LLC ("BSP") to acquire The Reed, a 417-unit apartment building located in Rockville, Maryland adjacent to the Shady Grove Station on Metro's Red Line. The Reed includes a resort-style swimming pool, fitness center with yoga/boxing studio, clubroom, serene outdoor gathering spaces, multiple resident lounges, and a private parking garage.
In connection with the transaction, the Company earned a $0.5 million acquisition fee and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The Company has entered into asset management and property management agreements to provide asset, residential, and janitorial services in exchange for market-rate fees, under which it recognized $0.5 million and $1.0 million of revenue for the three and six months ended June 30, 2026, respectively, inclusive of the aforementioned acquisition fee.
Fair value of the property is determined quarterly using an income approach model. As of June 30, 2026, the Company’s ownership interest in The Reed was 9.0%. (See Note 13 for additional information).
Woodland Pointe
In April 2026, the Company entered into a multi-tier joint venture ownership structure with CP and a third-party preferred equity investor to acquire Woodland Pointe, a 6.77-acre office campus that includes a six-story, 185,000-square foot, Class A office tower and is located in Herndon, Virginia. Concurrent with the acquisition, the joint venture entered into multiple leases at Woodland Pointe with Peraton, Inc. ("Peraton") that cover both the existing office building, which is currently a Peraton lease location, as well as a new 100,000-square foot, build-to-suit office building that will be developed on the Woodland Pointe campus. Upon completion, Peraton will fully occupy both structures in the near 300,000-square foot campus.
In connection with the transactions, the Company earned a $3.3 million leasing fee, $0.8 million acquisition fee, and is entitled to receive investment related income and promote distributions in connection with its equity interest in the asset. The

Company is entitled to ongoing construction management and development fees for services that will be provided pursuant to the executed leases with Peraton, as tenant, to construct a build-to-suit office campus. The Company has entered into asset management and property management agreements to provide asset and commercial services in exchange for market-rate fees, under which it recognized $4.3 million of revenue for the three and six months ended June 30, 2026, inclusive of the aforementioned leasing and acquisition fees.
Fair value of the property as of June 30, 2026 was equal to the Company's initial investment, and going forward will be determined quarterly using an income approach model. As of June 30, 2026, the Company’s ownership interest in Woodland Pointe was 85.0%. (See Note 13 for additional information).
The following table summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2025	$4,288
Investments	10,254
Distributions	(49)
Change in fair value	—
Balance as of June 30, 2026	$14,493
Oklahoma JV
In June 2026, the Company finalized the formation of a joint venture with Jericho Energy Ventures, Inc. (TSXV: JEV) ("Jericho"), a Canada-based diversified energy company, with which the Company is partnering to facilitate the development of large-scale data center campuses in Oklahoma's Pawnee and Noble counties (the "Oklahoma JV"). The goal of the Oklahoma JV is to assemble a strategic portfolio of powered land that integrates Jericho's subsurface land and energy assets with surface land interests and is capable of delivering low-cost, high-performance, behind-the-meter power solutions to support the development of large-scale AI data center campuses. The Oklahoma JV intends to monetize its assembled land portfolio through powered-land sales, build-to-suit ground leases, and/or phased joint development of turnkey data center assets designed to meet the needs of end-users.
Pursuant to the terms of the joint venture agreement, a wholly owned subsidiary of the Company and a Jericho affiliate (of which Jericho owns 50%) each own 50% of the Oklahoma JV. The Jericho affiliate contributed its core land assets in Pawnee and Noble counties, which cover approximately 18,000 acres and include oil and gas leases, leasehold interests, approximately 60 miles of gathering pipeline, rights-of-way and easements, and land option agreements. The Company contributed the capital needed to fund initial land assemblage and has also committed to contribute additional capital over time (See Notes 7 and 13 for additional information).
The Company provides administrative services to the Oklahoma JV in exchange for market-rate fees, and revenue recognized for the three and six months ended June 30, 2026 was immaterial.
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

Other Investments
The Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's consolidated statement of balance sheets. The Company's proportionate share of STS net income and distributions are recorded in gain (loss) on real estate ventures in the consolidated statements of operations and was $0.1 million and $0.1 million for the three and six months ended June 30, 2026, respectively. The Company's proportionate share of STS net income for the three and six months ended June 30, 2025 was immaterial.
4. Equity Investments
In February 2026, the Company made an initial $1.5 million investment in Jericho equity securities through a non-brokered private placement to better align the ongoing interests of the parties for what would become the Oklahoma JV (See Note 3 for further information). In return for its investment, the Company received 25,684,932 variable voting shares of Jericho, representing approximately 7% of Jericho's total shares outstanding at the time, as well as warrants to purchase up to 12,842,466 additional variable voting shares at an exercise price of 0.20 CAD that are exercisable for a period of 24 months from the date of issuance.
In June 2026, as compensation for Mr. Clemente's service on Jericho's board of directors, the Company was granted stock options to purchase 1,000,000 additional shares of Jericho common stock at an exercise price of 0.20 CAD. The stock options were fully vested at grant and are exercisable for a period of 60 months from the date of issuance.
The Company's equity holdings in Jericho are recorded at fair value and presented as "equity investments" on its consolidated balance sheets. Pursuant to ASC 321 – Investments–Equity Securities, the Jericho shares are carried at fair value and measured using the quoted market price as of the end of each reporting period. The Jericho warrants and stock options are equity-linked instruments denominated in a foreign currency, thereby classifying them as a derivative asset pursuant to ASC 815 – Derivatives and Hedging. The Jericho warrants and stock options are carried at fair value and measured using a Black-Scholes option pricing model (See Note 8 for additional information).
The total fair value of the Company's equity investments in Jericho (shares, warrants, and options) is estimated at the end of each quarterly reporting period and appropriately marked-to-market. Any unrealized gains and losses based on the quarterly re-measurements are recorded as non-operating gains (losses) on the Company's consolidated statements of income.
5. Leases
The Company has operating leases for office space leased in various buildings for its own use. The Company's leases typically have initial terms ranging from 5 to 10 years. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease costs related to the Company's operating leases are primarily reflected in "cost of revenue" in the consolidated statements of operations, as they are a reimbursable cost under the Company's respective asset management agreements. (See Note 13 for additional information).
The following table summarizes operating lease costs by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs
Fixed lease costs	$296	$296	$593	$593
Variable lease costs	134	103	225	200
Total operating lease costs	$430	$399	$818	$793
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for lease liabilities:
Operating cash flows from operating leases	$429	$400	$827	$796

As of June 30, 2026, the Company's operating leases had a weighted-average remaining lease term of 4.4 years and a weighted-average discount rate of 4.65%.
The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2026 (6 months)	$610
2027	1,204
2028	1,233
2029	1,262
2030	1,073
Thereafter	—
Total future lease payments	5,382
Imputed interest	(524)
Total lease liabilities	$4,858
As of June 30, 2026, the Company does not have any liabilities related to leases that have not yet commenced.
6. Debt
In March 2025, the Company entered into a five-year Revolving Capital Line of Credit Agreement with CP, pursuant to which the Company secured a $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum that is scheduled to expire in March 2030 (the “Credit Facility”). As of June 30, 2026, the full balance of the Credit Facility remained available for use and the Company had no outstanding debt or financing arrangements for which future payments are due.
7. Commitments and Contingencies
The Company maintains certain non-cancelable operating leases that contain various renewal options. (See Note 5 for additional information).
The Company has the following capital commitments related to its investments in real estate ventures:
•For the Oklahoma JV, the Company has committed to contribute up to $6.0 million of additional capital to fund pre-development expenditures and land assemblage efforts. As of June 30, 2026, $5.8 million of this contractual commitment remained outstanding. (See Note 3 for additional information).
•For Woodland Pointe, the Company is committed to fund up to $16.2 million in capital contributions for future construction of the project to maintain its current ownership interest (85%). As of June 30, 2026, including the Company's initial investment, $10.7 million of this capital commitment remained outstanding. Any additional capital contributions above and beyond the initial investment may be funded at the Company's election, with any failure to fund resulting in a proportional dilution of the Company's original ownership interest. (See Notes 3 and 13 for additional information).
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

As of June 30, 2026, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities are approximated fair value because of the short-term nature of these instruments.
The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
June 30, 2026
Investments in real estate ventures	$14,493	$—	$—	$14,493
Deferred compensation plan assets	1,403	1,403	—	—
Equity investments
Variable voting shares - Jericho	4,609	4,609	—	—
Stock warrants - Jericho	1,446	—	1,446	—
Stock options - Jericho	141	—	141	—
Deferred compensation plan liabilities	1,421	1,421	—	—

December 31, 2025
Investments in real estate ventures	$4,288	$—	$—	$4,288
Deferred compensation plan assets	897	897	—	—
Deferred compensation plan liabilities	960	960	—	—
The Company’s private placement Jericho stock warrants and Jericho stock options are classified within Level 2 of the fair value hierarchy because they are not actively traded. Fair value for both equity securities is determined utilizing a Black-Scholes option pricing model to estimate the fair value as of the end of each reporting period. While some inputs are unobservable, the significant inputs, including volatility, risk-free rate, and expected term, are derived from or corroborated by observable market data. Changes in fair value of the Jericho stock warrants and stock options are recognized in gain (loss) on equity investments on the Company's consolidated statements of operations along with the changes in fair value of the Jericho variable voting shares. (See Note 4 for additional information).
The following table summarizes information about the significant unobservable inputs used in recurring fair value measurements categorized within Level 3:

		Amount	Valuation Technique(s)	Unobservable Input(s)	Range (Wtd. Avg.)(1)
	June 30, 2026
	Investments in real estate ventures	$14,493	Income approach	Capitalization rate	5.20% - 7.45% (2.67%)
				Discount rate	7.15% - 8.50% (3.49%)
	December 31, 2025
	Investments in real estate ventures	$4,288	Income approach	Capitalization rate	5.25% - 7.45% (5.63%)
				Discount rate	7.05% - 8.50% (7.23%)

(1)	Range represents lowest and highest iteration of the input used across all valuation models. Weighted-averages were calculated using the relative fair value of the instruments.
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

9. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of our Class A common stock upon transfer. As of June 30, 2026, the Company had not declared any dividends.
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of June 30, 2026, there were 1.1 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three and six months ended June 30, 2026, the Company recorded stock-based compensation expense of $0.5 million and $1.0 million, respectively. During the three and six months ended June 30, 2025, the Company recorded stock-based compensation expense of $0.3 million and $0.5 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's consolidated statements of operations. As of June 30, 2026, there was $2.8 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 2.1 years.
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
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	441	$5.37
Granted	247	11.72
Released	(189)	4.84
Canceled/Forfeited	(6)	7.47
Balance as of June 30, 2026	493	$8.73
Vested and expected to vest after June 30, 2026	498	$8.71
The total intrinsic value of RSUs that vested during the six months ended June 30, 2026 and 2025 was $2.3 million and $1.6 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	50	$3.30	2.5	$416
Granted	—	—
Exercised	(50)	3.30
Canceled/Forfeited	—	—
Expired	—	—
Balance as of June 30, 2026	—	$—	—	$—
Exercisable as of June 30, 2026	—	$—	—	$—
The total intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $0.6 million and $0.2 million, respectively.
10. Revenue
All of the Company's revenue for the three and six months ended June 30, 2026 and 2025 was generated in the United States.
The following tables summarize the Company’s revenue by line of business, customer type, and contract fee type (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
	Revenue by Line of Business
	Asset management	$12,481	$6,869	$21,237	$13,996
	Property management (1)	4,057	2,903	7,481	5,861
	ParkX management	6,043	3,200	11,309	5,754
	Total revenue	$22,581	$12,972	$40,027	$25,611

(1)	CHCI Commercial and CHCI Residential

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by Customer Type
Related party	$20,108	$11,260	$35,556	$22,712
Third party	2,473	1,712	4,471	2,899
Total revenue	$22,581	$12,972	$40,027	$25,611

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by Timing
Recurring/over time	$15,648	$11,357	$31,385	$22,916
Point-in-time	6,933	1,615	8,642	2,695
Total revenue	$22,581	$12,972	$40,027	$25,611

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
	Revenue by Contract Fee Type (1)
	Cost recovery(2)	$10,570	$8,369	$21,653	$16,993
	Variable(3)	8,711	2,989	12,087	5,640
	Fixed fee(4)	3,300	1,614	6,287	2,978
	Total revenue	$22,581	$12,972	$40,027	$25,611

(1)	Certain contracts contain multiple revenue streams that lend to classification in more than one category.
(2)	Includes cost plus revenues tied to asset management services under the 2022 AMA and revenue earned from reimbursable expenses.
(3)	Includes fixed rate contract amounts applied to various variable metrics to determine the amount of revenue earned.
(4)	Includes fixed fee arrangements where the dollar value of the revenue earned remains consistent over time.
Pursuant to the terms of the asset management agreement with CP (the "2022 AMA"), the Company may earn and recognize incentive fee revenue for certain commercial assets in its managed portfolio based on specific dates and measurement criteria that are defined in the agreement. The Company recognized no revenue from incentive fees for the three and six months ended June 30, 2026 and 2025. (See Note 13 for additional information).
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
The Company's effective tax rates for the three and six months ended June 30, 2026 differ from the U.S. federal statutory tax rate of 21%, primarily due to the impact of state income taxes, permanent tax differences, valuation allowance releases, and stock compensation shortfall/windfall adjustments.
12. Net Income (Loss) Per Share
The following table summarizes the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) - Basic and Diluted	$8,845	$1,446	$10,834	$3,035

Denominator:
Weighted-average common shares outstanding - Basic	10,259	10,069	10,371	10,051
Effect of common share equivalents	328	367	314	353
Weighted-average common shares outstanding - Diluted	10,587	10,436	10,685	10,404

Net income (loss) per share:
Basic	$0.86	$0.14	$1.04	$0.30
Diluted	$0.84	$0.14	$1.01	$0.29

The following common share equivalents were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	1	—	1	—
Stock options	—	—	—	—
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

In addition to the annual payment of either the Market Rate Fee or the Cost-Plus Fee, CAM is also entitled on an annual basis to receive certain supplemental fees, as detailed in the following table:

	Description	2022 AMA Fees
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
In June 2026, the Company entered into a joint venture agreement with Jericho to form Oklahoma AI Ventures LLC, an entity created to facilitate and support the development of large-scale AI data center campuses in Oklahoma's Pawnee and Noble counties (the "Oklahoma JV"). Pursuant to the joint venture agreement, the Company earns a $10k/month management fee to serve as the administrative member for the partnership. (See Note 3 for additional information).
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
The Company entered into a joint venture with CP to form CHCI 15955 Frederick JV, LLC ("Comstock Reed JV Holding Company"), of which the common equity interests are ninety percent (90%) owned by the Company and ten percent (10%) owned by CP. Comstock Reed JV Holding Company entered into a joint venture with a BSP-advised institutional fund to form 15955 Frederick JV, LLC ("The Reed Holding Company"), of which the common equity interests are ninety percent (90%) owned by BSP and ten percent (10%) owned by Comstock Reed JV Holding Company. The Reed Holding Company is a single purpose entity that completed the acquisition of The Reed. As a result, the Company owns a nine percent (9%) indirect ownership interest in The Reed.
The Company considers The Reed to be a variable interest entity, over which it exercises significant influence; however, considering key factors such as the Company’s 9% ownership interest and participation in policy-making decisions, as well as oversight of management services by BSP and CP, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Given that the Company is not the entity most closely associated with the property, it concluded that it is not the primary beneficiary and does not have a controlling financial interest in the property. (See Note 3 for additional information).
Woodland Pointe
In April 2026, the Company entered into a joint venture with CP and a third-party preferred equity investor to acquire a 6.77-acre office campus in Herndon, Virginia that includes a six-story, 185,000-square foot, Class A office tower and a 100,000 square foot build-to-suit office building to be constructed on the Woodland Pointe campus. The Company provides asset management and property management, services to Woodland Pointe through its wholly owned subsidiaries.
The Company entered into a joint venture with CP to form CP Woodland JV, LLC ("Comstock Woodland JV Holding Company"), of which the common equity interests are eighty-five percent (85%) owned by the Company and fifteen percent (15%) owned by CP. Comstock Woodland JV Holding Company entered into a joint venture with a third-party preferred equity investor to form 2200 Woodland JV, LLC (the "Woodland Holding Company"). Woodland Holding Company is the 100% owner of Comstock WP, LLC "Woodland Property Company"), a single purpose entity that completed the acquisition of Woodland Pointe.
The Company considers Woodland Pointe to be a variable interest entity over which it exercises significant influence given the 85% common equity interest in the Comstock Woodland JV Holding Company; however, considering key factors such as the Company’s limited participation in major policy-making decisions as well as oversight of management services of the property by the third-party preferred equity investor and CP, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Given the Company is not the entity most closely associated with the property, it concluded that it is not the primary beneficiary and does not have a controlling financial interest in the property. (See Note 3 for additional information).
Jericho/Oklahoma JV
In June 2026, the Company finalized the formation of a joint venture with Jericho to facilitate the development of large-scale data center campuses in Oklahoma's Pawnee and Noble counties, the Oklahoma JV, in which it holds a 50% ownership interest. In addition, the Company holds a direct equity ownership interest in Jericho and Mr. Clemente serves on Jericho's board of directors.
The Company considers the Oklahoma JV to be a variable interest entity over which it exercises significant influence; however, considering key factors such as the Company’s shared control over land acquisition, power securitization, and execution of material contracts, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Therefore, it is not the primary beneficiary and does not have a controlling financial interest in the property (See Notes 3 and 4 for additional information).

Corporate Leases
The Company's corporate headquarters is located in office space owned and controlled by an affiliate of CP pursuant to a ten-year lease agreement for approximately 25,630 square feet that is scheduled to expire in October 2030. ParkX Management, LC maintains its remote monitoring center operations pursuant to a five-year lease agreement for approximately 1,329 square feet in a commercial property owned and controlled by an affiliate of CP that is scheduled to expire in December 2027.
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
The CODM evaluates segment performance based on the Company’s consolidated net income results, which are reported in the Company's consolidated statements of operations as "net income (loss). Consolidated net income results are primarily used to monitor budget-to-actual results, assess profitability to decide how to best re-invest profits (core operations, investments, etc.), and determine employee compensation during the Company's annual performance review cycle.
The financial information reviewed by the CODM includes the following disaggregation of operating expenses for the Company's single reportable operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset management and corporate operating expenses	$6,947	$5,627	$14,907	$11,536
Commercial operating expenses	1,364	1,168	2,470	2,273
Residential operating expenses	1,673	1,276	3,188	2,585
ParkX operating expenses	5,394	2,752	10,101	5,000
Stock compensation	484	288	1,030	539
Depreciation and amortization	73	78	145	158
Total operating costs and expenses	$15,935	$11,189	$31,841	$22,091

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, the related notes thereto, and Management’s Discussion and Analysis included in our 2025 Annual Report on Form 10-K, as well as our condensed consolidated financial statements and the related notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2026” refer to the three and six months ended June 30, 2026 and references to “2025” refer to the three and six months ended June 30, 2025. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
Overview
We are a leading real estate company specializing in the development, acquisition, operation, and management of mixed-use, transit-oriented properties and data center developments. We have become a premier real estate services company by creating extraordinary places, delivering exceptional experiences, and generating excellent results for all stakeholders.
We provide a comprehensive suite of real estate services to our asset-owning clients, including asset management, property management, development and construction management, and more. Our client base consists primarily of institutional real estate investors, high net worth family offices, financial institutions, and governmental bodies seeking to develop real estate they own through public-private partnerships. We employ a talented staff of real estate professionals who are led by our seasoned management team and are tasked with delivering high-quality services to the premium, strategically located assets in our managed portfolio.
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
We have directly aligned the equity ownership of our Company with the ownership interests of the affiliated assets that we manage in our Anchor Portfolio. This relationship, along with the baseline cost-plus feature and supplemental performance-based revenue opportunities provided by the 2022 AMA, provides us with a stable business platform on which we can (i) produce consistent, positive financial results, (ii) mature and expand our real estate service offerings, (iii) diversify and grow our managed portfolio of assets, both organically and through additional third-party relationships, (iv) pursue strategic investments and complementary acquisitions, and (v) deliver exceptional value to our shareholders.
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
Our Anchor Portfolio (see below for details) includes millions of square feet of Trophy and Class A office towers, luxury multi-family residential buildings, luxury hotels with branded condominium residences, high-end retail and entertainment options, amenity-rich public spaces, and commercial parking garages to serve all the properties. Over the twelve months of fiscal year 2025, Anchor Portfolio assets generated over $120.0 million of gross revenue for the property owners.
The following table summarizes the operating assets, categorized by asset type, that were included in our managed portfolio as of June 30, 2026:

	Type	# of Assets	Size/Scale	% Leased
	Commercial	18	4.2 million sqft.	92%
	Residential(1)	9	2.9 million sqft. / 2,600 units	85%
	Hospitality(2)	3	1 JW Marriott Hotel + 2 Food & Beverage
	ParkX - Garages(3)	36	27,000 spaces
	ParkX - Security & Other(4)	42	10,300 hrs/week
	Total	108

(1)
Includes JW Marriott Residences Reston Station, luxury condominiums for which we provide property management services. % leased includes Q2 2026 delivery of BLVD Haley, a luxury multifamily tower that is not yet stabilized. The % leased for stabilized residential assets is 94%

(2)	Includes JW Marriott Reston Station, Virginia's first and only JW Marriott Hotel, and two Starbucks locations managed by ParkX.

(3)	# of assets includes 20 garages owned by unaffiliated third-party asset-owners

(4)
Includes porter/janitorial services; # of assets excludes 48 properties where parking management services are also provided to avoid double-counting, therefore total # of assets where Security & Other services are provided is 90; hours/week statistic represents estimated total amount billed across all managed properties where Security & Other services are provided.

Our development pipeline currently includes 6 commercial assets that represent approximately 1.6 million square feet, 4 residential assets with more than 1,200 units that represent approximately 1.3 million square feet, and 1 dual-use hotel with 240 keys that represents approximately 220,000 square feet. At full build out, our managed portfolio of assets is currently projected to total 119 assets that represent approximately 10.5 million square feet.
The following tables provide further details on the operating assets included in our managed portfolio:

Anchor Portfolio
Name	Asset Status	Description
Reston Station	Operating + Under Construction + In Development	Among the largest mixed-use, transit-oriented developments in the Washington, D.C. region, covering nearly 90 acres spanning the Dulles Toll Road and surrounding the Wiehle Reston-East Metro Station and strategically located mid-way between Tysons, Va. and Dulles International Airport on Metro's Silver Line (Fairfax County, Va.). Nearing completion of Phase II of five planned development phases. Includes Trophy-class office towers, luxury residential buildings and JW Marriott-brand luxury condominiums, premier retail offerings, and Virginia's first and only JW Marriott Hotel.
Loudoun Station	Operating + In Development	Loudoun County’s first and only mixed-use, Metro-connected development that is located adjacent to Ashburn Station at the terminus of Metro's Silver Line in Ashburn, Va. Includes premier office and residential buildings as well as a diverse array of retail and entertainment options.

Other Portfolio Assets
Investment Assets
Name	Asset Status	Description
The Hartford	Operating	Acquired in 2019, this 211,000-square-foot mixed-use building is located adjacent to the Clarendon Station on Metro's Orange Line and is the subject of a joint venture with DivcoWest and Comstock Partners, LC.
BLVD Forty Four	Operating	Acquired in 2021, this 15-story, mixed-use 263-unit, luxury high-rise apartment tower is located adjacent to BLVD Ansel and just 1 block from the Rockville Station on Metro’s Red Line in Rockville, Md. and is the subject of a joint venture with Comstock Partners, LC.
BLVD Ansel	Operating	Acquired in 2022, this 18-story, mixed-use 250-unit, luxury high-rise apartment tower is located adjacent to BLVD Forty Four and just 1 block from the Rockville Station on Metro’s Red Line in Rockville, Md. and is the subject of a joint venture with Comstock Partners, LC.
Comstock 41	Operating	Acquired in 2023, this 18,150-square-foot parcel located at 41 Maryland Ave. in Rockville, Md. and is adjacent to BLVD Forty Four; currently a surface parking lot operated by ParkX Management, LC, the parcel is the subject of an executed purchase agreement with SCG Development Holdings, LLC to develop an affordable housing project on the site.
The Reed	Operating	Acquired in 2026, this 417-unit Class A multifamily building is located adjacent to the Shady Grove Station on Metro's Red Line in Rockville, Md. and is the subject of a joint venture with Comstock Partners, LC and a third-party institutional fund advised by Benefit Street Partners, LLC.
Woodland Pointe	Operating + In Development	Acquired in 2026, this 6.77-acre office campus is located in the heart of the Dulles Technology Corridor in Herndon, Va. and is the subject of a joint venture with Comstock Partners, LC and a third-party preferred equity investor. The property includes an existing 185,000 square foot office tower and there is a new 100,000-square-foot build-to-suit office building is planned for development. Both buildings are leased to a single tenant (Peraton).
Other Managed Assets
Name	Asset Status	Description
ParkX	Operating	Parking garages & buildings/public spaces for which ParkX Management provides supplemental property management services that include parking management, security, porter/janitorial, and more.
Dulles Town Center	Operating	1.4 million-square-foot regional shopping mall located in Dulles, Virginia; responsibilities include property management, leasing, tenant relations, coordination of on-site activities and vendors, marketing oversight, and strategic asset direction services.
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

Outlook
Our management team is committed to building on the reputation Comstock has earned as a leading commercial real estate developer and asset manager by creating extraordinary places, providing exceptional experiences, and generating excellent returns for all stakeholders. We believe that we are properly staffed for current and foreseeable market conditions and will maintain the ability to manage risk and pursue additional growth as opportunities arise. Our asset management and property management operations are primarily focused on the greater Washington, D.C. area, where we believe our decades of experience provides us with the best opportunity to continue developing, managing, and investing in high-quality real estate assets and capitalizing on positive growth trends.

The foundation of our asset-light, debt-free business model is our Anchor Portfolio, which we believe will continue to generate revenue and fuel additional growth as future phases of our large-scale, mixed-use, transit oriented developments are completed and become stabilized. The long-term asset management agreement covering the properties included in the Anchor Portfolio provides us with visibility into future earnings growth while mitigating the risks typically associated with real estate development and operation.
In addition, as our overall managed portfolio continues to expand through strategic acquisitions and management contracts with third-party owned assets, the recurring, fee-based real estate services we provide will further enhance our profitability. The combination of our Anchor Portfolio and third-party owned assets generate revenue and operating cash that provide us with the flexibility and resources to capitalize on attractive real estate investment opportunities, including those outside of our core operations and region.
We employ a highly disciplined approach to evaluating acquisition and investment opportunities, which we pursue through the following growth platforms:
•Institutional Venture Platform ("IVP")
Pairs Comstock's operational expertise with the capital resources of our institutional partners to co-invest in real estate opportunities that have the potential to produce strong, risk-adjusted returns. Assets acquired under the IVP are typically structured as a joint venture that recognizes the value of Comstock’s vertically integrated operating platform and track record of acquiring, rebranding, and managing properties. We align our interests with our institutional partners to deliver a tailored investment solution designed to capitalize on value enhancement and market appreciation, thereby maximizing return on invested capital for all stakeholders.
•Data Center Platform ("DCP")
A logical expansion of our Institutional Venture Platform that focuses on low-risk, high-reward joint venture opportunities to facilitate and support the development of large-scale data center assets and related infrastructure. Our initial focus is partnering with entities with strategic land rights and leveraging our vast experience with real estate entitlement to secure land option contracts that can be marketed to AI hyperscalers through powered land transactions. This minimizes our capital commitments and maximizes our return on investment.
Overall, our capital allocation strategy for acquisitions and strategic investment focuses on minimizing initial asset-level capital deployment while ensuring that deployed capital is tied to identifiable avenues for revenue growth and positive projected returns. Our vertically integrated operating platform presents us with multiple opportunities for incremental revenue streams due to the broad range of real estate services that we can provide to each asset that we manage.
We are committed to maintain our position as a leading real estate company through execution of a strategic growth plan that will continue to expand our managed portfolio of assets, grow revenue, and enhance value for our shareholders.

Results of Operations
The following tables set forth consolidated statement of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$22,581	$12,972	$40,027	$25,611
Operating costs and expenses:
Cost of revenue	14,597	10,502	29,268	20,789
Selling, general, and administrative	1,265	609	2,428	1,144
Depreciation and amortization	73	78	145	158
Total operating costs and expenses	15,935	11,189	31,841	22,091
Income (loss) from operations	6,646	1,783	8,186	3,520
Other income (expense):
Interest income	68	220	197	404
Gain (loss) on real estate ventures	66	9	138	18
Gain (loss) on equity investments	4,261	—	4,696	—
Other income (expense), net	153	73	165	55
Income (loss) from operations before income tax	11,194	2,085	13,382	3,997
Provision for (benefit from) income tax	2,349	639	2,548	962
Net income (loss)	$8,845	$1,446	$10,834	$3,035
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue
The following table summarizes revenue by line of business (in thousands):

		Three Months Ended June 30,
		2026		2025		Change
		Amount	%	Amount	%	$	%
	Asset management	$12,481	55.2%	$6,869	52.9%	$5,612	81.7%
	Property management(1)	4,057	18.0%	2,903	22.4%	1,154	39.8%
	ParkX management	6,043	26.8%	3,200	24.7%	2,843	88.8%
	Total revenue	$22,581	100.0%	$12,972	100.0%	$9,609	74.1%

(1)	CHCI Commercial and CHCI Residential
Revenue increased 74.1% in 2026. The $9.6 million comparative increase was driven by a $4.7 million increase in supplemental fee revenue, primarily stemming from significant leasing activity and a $0.8 million acquisition fee earned in the current period. Also contributing to the increase was the continued expansion of our managed portfolio, resulting in a $2.6 million, or 78.1%, increase in recurring, fee-based property management services revenue from our Commercial, Residential, and ParkX operating subsidiaries and a $0.9 million increase in asset management services revenue.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Cost of revenue	$14,597	$10,502	$4,095	39.0%
Selling, general, and administrative	1,265	609	656	107.7%
Depreciation and amortization	73	78	(5)	(6.4)%
Total operating costs and expenses	$15,935	$11,189	$4,746	42.4%

Operating costs and expenses increased 42.4% in 2026. The $4.7 million comparative increase was primarily due to a $3.4 million net increase in personnel expenses from increased headcount and employee compensation, including a $0.6 million increase in bonus and commissions expense. Also contributing were a $0.4 million increase in reimbursable costs, a $0.2 million increase in stock-based compensation expense, and a $0.2 million of additional legal costs.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Interest income	$68	$220	$(152)	(69.1)%
Gain (loss) on real estate ventures	66	9	57	633.3%
Gain (loss) on equity investments	4,261	—	4,261	N/M
Other income (expense), net	153	73	80	109.6%
Total other income (expense)	$4,548	$302	$4,246	1406.0%
Other income (expense) changed by $4.2 million in 2026, primarily driven by the unrealized gain on equity investments stemming from the mark-to-market valuation of our Jericho Energy Ventures, Inc. equity securities (see Note 4 in the Notes to Consolidated Financial Statements for additional information).
Income tax
Provision for income tax was $2.3 million in 2026, compared to $0.6 million in 2025. The $1.7 million increase is primarily the result of higher taxable income and the tax impact from significant unrealized gains on equity investments.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue
The following table summarizes revenue by line of business (in thousands):

		Six Months Ended June 30,
		2026		2025		Change
		Amount	%	Amount	%	$	%
	Asset management	$21,237	53.0%	$13,996	54.6%	$7,241	51.7%
	Property management(1)	7,481	18.7%	5,861	22.9%	1,620	27.6%
	ParkX management	11,309	28.3%	5,754	22.5%	5,555	96.5%
	Total revenue	$40,027	100.0%	$25,611	100.0%	$14,416	56.3%

(1)	CHCI Commercial and CHCI Residential
Revenue increased 56.3% in 2026. The $14.4 million comparative increase was primarily driven by the continued expansion of our managed portfolio, resulting in a $5.2 million, or 83.4%, increase in recurring, fee-based property management services revenue from our Commercial, Residential, and ParkX operating subsidiaries and a $2.6 million increase in asset management services revenue. Also contributing to the increase was a $4.6 million increase in supplemental fee revenue, stemming from a $4.2 million increase in leasing fee revenue and $1.3 million in acquisition fee revenue earned in the current period.

Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Cost of revenue	$29,268	$20,789	$8,479	40.8%
Selling, general, and administrative	2,428	1,144	1,284	112.2%
Depreciation and amortization	145	158	(13)	(8.2)%
Total operating costs and expenses	$31,841	$22,091	$9,750	44.1%
Operating costs and expenses increased 44.1% in 2026. The $9.8 million comparative increase was primarily due to a $6.9 million net increase in personnel expenses from increased headcount and employee compensation, including a $1.5 million increase in bonus and commissions expense. Also contributing were a $1.0 million increase in reimbursable costs, a $0.5 million increase in stock-based compensation expense, and a $0.4 million of additional legal costs.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Interest income	$197	$404	$(207)	(51.2)%
Gain (loss) on real estate ventures	138	18	120	666.7%
Gain (loss) on equity investments	4,696	—	4,696	N/M
Other income (expense), net	165	55	110	200.0%
Total other income (expense)	$5,196	$477	$4,719	989.3%
Other income (expense) changed by $4.7 million in 2026, primarily driven by the unrealized gain on equity investments stemming from the mark-to-market valuation of our Jericho Energy Ventures, Inc. equity securities (see Note 4 in the Notes to Consolidated Financial Statements for additional information).
Income taxes
Provision for income tax was $2.5 million in 2026, compared to $1.0 million in 2025. The $1.5 million increase primarily stems from higher taxable income and the tax impact from significant unrealized gains on equity investments.
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
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$8,845	$1,446	$10,834	$3,035
Interest income	(68)	(220)	(197)	(404)
Income taxes	2,349	639	2,548	962
Depreciation and amortization	73	78	145	158
Stock-based compensation	484	288	1,030	539
(Gain) loss on real estate ventures	(66)	(9)	(138)	(18)
(Gain) loss on equity investments	$(4,261)	$—	$(4,696)	$—
Adjusted EBITDA	$7,356	$2,222	$9,526	$4,272
The increases in Adjusted EBITDA for the three and six months ended June 30, 2026 were primarily driven by the continued expansion of our managed portfolio that brought significant increases in recurring fee-based revenue from our three operating property management subsidiaries and higher asset management fee revenue. Also contributing were significant increases in supplemental leasing fee revenue and acquisition fee revenue.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of June 30, 2026 were our cash and cash equivalents of $25.3 million and our $10.0 million of available borrowings on our Credit Facility. (See Note 6 in the Notes to Consolidated Financial Statements for additional information).
Our primary sources of working capital are cash generated from operations and distributions from investments in real estate ventures. Our primary capital needs are for working capital obligations and other general business purposes, including investments and capital expenditures.
Significant factors that could affect future liquidity include cash flows generated from operating activities, working capital management, the adequacy of available lines of credit, and required capital commitments related to investments. (See Note 7 in the Notes to Consolidated Financial Statements for additional information).
We have historically financed our operations with internally generated funds and, more rarely and only when necessary, borrowings from our Credit Facility. We believe we currently have adequate liquidity and availability of capital to fund our present operations.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by (used in) operating activities	$8,364	$2,767	$5,597
Net cash provided by (used in) investing activities	(13,687)	(553)	(13,134)
Net cash provided by (used in) financing activities	(625)	(492)	(133)
Net increase (decrease) in cash and cash equivalents	$(5,948)	$1,722	$(7,670)

Operating Activities
The $5.6 million variance in net operating cash activity was driven by a $5.1 million increase in net income after adjustments for non-cash items and a $0.5 million incremental cash inflow stemming from changes to our net working capital. The net working capital increase was primarily influenced by an increase in accounts receivable collections and decrease in prepaid expenses, partially offset by an increase in accrued personnel costs.
Investing Activities
The $13.1 million variance in net investing cash activity was driven by a $11.8 million increase in investments in real estate ventures due to the completed acquisitions of The Reed and Woodland Pointe. Also contributing to the increase was the initial $1.5 million investment in Jericho Energy Ventures, Inc. equity securities.
Financing Activities
The $0.1 million variance in net financing cash activity was driven by a $0.2 million increase in cash paid for taxes related to the net share settlement of equity awards, partially offset by a $0.1 million increase in proceeds collected from the exercise of stock option awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	November 16, 2015

3.2	Amended and Restated Bylaws	10-K	3.2	March 31, 2005

3.3	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017	8-K	3.1	March 28, 2017

3.4	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.2	February 19, 2019

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.1	February 19, 2019

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Comstock Holding Company, Inc. filed with the Secretary of State of the State of Delaware on March 28, 2025	8-K	3.1	March 28, 2025

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on June 12, 2025	8-K	3.1	June 17, 2025

4.1	Specimen Stock Certificate	S-1	4.1	August 13, 2004

4.2	Description of Capital Stock	10-K	4.2	March 31, 2022

4.3	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and Equiniti Trust Company, LLC dated March 28, 2025	8-K	4.1	March 28, 2025

10.1*+	Limited Liability Company Agreement of Oklahoma AI Ventures LLC, dated June 4, 2026, between CHCI Oklahoma Ventures LLC and Eagle Road Oil, LLC

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
‡ Furnished herewith
+ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31 2025;
(ii)	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025;
(iii)	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025;
(iv)	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025; and
(v)	Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: August 13, 2026	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer (Principal Financial and Accounting Officer)