Form 10-Q
period 2026-09-30
Comstock Holding Companies, Inc.
filed 2026-11-05
CIK 1299969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2026, 10,062,830 shares of Class A common stock, par value $0.01 per share, and 220,250 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

COMSTOCK HOLDING COMPANIES, INC.
Form 10-Q
For the Quarter Ended September 30, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$22,694	$31,282
Accounts receivable, net	1,236	829
Accounts receivable - related parties	20,112	19,137
Prepaid expenses and other current assets	886	2,018
Total current assets	44,928	53,266
Fixed assets, net	950	674
Intangible assets	144	144
Leasehold improvements, net	7	30
Investments in real estate ventures	20,007	5,953
Equity investments	6,430	—
Operating lease assets	4,328	5,002
Deferred income taxes, net	16,219	18,894
Deferred compensation plan assets	1,418	897
Other assets	138	102
Total assets	$94,569	$84,962

Liabilities and Stockholders' Equity
Current liabilities:
Accrued personnel costs	$5,480	$7,839
Accounts payable and accrued liabilities	691	847
Current operating lease liabilities	1,026	994
Total current liabilities	7,197	9,680
Deferred compensation plan liabilities	1,451	960
Operating lease liabilities	3,630	4,356
Total liabilities	12,278	14,996
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A common stock; $0.01 par value; 59,780 shares authorized; 10,148 issued and 10,063 outstanding as of September 30, 2026; 9,958 issued and 9,872 outstanding as of December 31, 2025	100	99
Class B common stock; $0.01 par value; 220 shares authorized, issued, and outstanding as of September 30, 2026 and December 31, 2025	2	2
Additional paid-in capital	204,148	203,246
Treasury stock, at cost (86 shares of Class A common stock)	(2,662)	(2,662)
Accumulated deficit	(119,297)	(130,719)
Total stockholders' equity	82,291	69,966
Total liabilities and stockholders' equity	$94,569	$84,962

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$17,857	$13,317	$57,884	$38,928
Operating costs and expenses:
Cost of revenue	15,107	11,858	44,375	32,647
Selling, general, and administrative	991	725	3,419	1,869
Depreciation and amortization	92	73	237	231
Total operating costs and expenses	16,190	12,656	48,031	34,747
Income (loss) from operations	1,667	661	9,853	4,181
Other income (expense):
Interest income	133	218	330	622
Gain (loss) on real estate ventures	(111)	35	27	53
Gain (loss) on equity investments	(964)	—	3,732	—
Other income (expense), net	(10)	77	155	132
Income (loss) from operations before income tax	715	991	14,097	4,988
Provision for (benefit from) income tax	127	450	2,675	1,412
Net income (loss)	$588	$541	$11,422	$3,576

Weighted-average common stock outstanding:
Basic	10,282	10,076	10,568	10,059
Diluted	10,636	10,500	10,899	10,448

Net income (loss) per share:
Basic	$0.06	$0.05	$1.08	$0.36
Diluted	$0.06	$0.05	$1.05	$0.34

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

	Class A		Class B
	Common Stock		Common Stock			Treasury	Accumulated
	Shares	Amount	Shares	Amount	APIC	stock	deficit	Total
Three and Nine Months Ended September 30, 2026
Balance as of December 31, 2025	9,958	$99	220	$2	$203,246	$(2,662)	$(130,719)	$69,966
Issuance of common stock, net of shares withheld for taxes	155	1	—	—	(692)	—	—	(691)
Stock-based compensation	12	—	—	—	546	—	—	546
Net income (loss)	—	—	—	—	—	—	1,989	1,989
Balance as of March 31, 2026	10,125	$100	220	$2	$203,100	$(2,662)	$(128,730)	$71,810
Issuance of common stock, net of shares withheld for taxes	20	—	—	—	66	—	—	66
Stock-based compensation	1	—	—	—	484	—	—	484
Net income (loss)	—	—	—	—	—	—	8,845	8,845
Balance as of June 30, 2026	10,146	$100	220	$2	$203,650	$(2,662)	$(119,885)	$81,205
Issuance of common stock, net of shares withheld for taxes	1	—	—	—	(12)	—	—	(12)
Stock-based compensation	1	—	—	—	510	—	—	510
Net income (loss)	—	—	—	—	—	—	588	588
Balance as of September 30, 2026	10,148	$100	220	$2	$204,148	$(2,662)	$(119,297)	$82,291

Three and Nine Months Ended September 30, 2025
Balance as of December 31, 2024	9,774	$97	220	$2	$202,702	$(2,662)	$(147,770)	$52,369
Issuance of common stock, net of shares withheld for taxes	156	1	—	—	(493)	—	—	(492)
Stock-based compensation	4	—	—	—	251	—	—	251
Net income (loss)	—	—	—	—	—	—	1,589	1,589
Balance as of March 31, 2025	9,934	$98	220	$2	$202,460	$(2,662)	$(146,181)	$53,717
Issuance of common stock, net of shares withheld for taxes	—	—	—	—	—	—	—	—
Stock-based compensation	2	—	—	—	288	—	—	288
Net income (loss)	—	—	—	—	—	—	1,446	1,446
Balance as of June 30, 2025	9,936	$98	220	$2	$202,748	$(2,662)	$(144,735)	$55,451
Issuance of common stock, net of shares withheld for taxes	16	—	—	—	17	—	—	17
Stock-based compensation	1	—	—	—	255	—	—	255
Net income (loss)	—	—	—	—	—	—	541	541
Balance as of September 30, 2025	9,953	$98	220	$2	$203,020	$(2,662)	$(144,194)	$56,264

See accompanying Notes to Condensed Consolidated Financial Statements

COMSTOCK HOLDING COMPANIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income (loss)	$11,422	$3,576
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	237	231
Stock-based compensation	1,540	794
(Gain) loss on real estate ventures	(27)	(53)
(Gain) loss on equity investments	(3,732)	—
Deferred income taxes	2,675	1,412
Accrued interest income	(44)	(65)
(Gain) loss on disposal of fixed assets	—	4
(Gain) loss on deferred compensation plan	9	13
Changes in operating assets and liabilities:
Accounts receivable	(1,382)	(5,464)
Prepaid expenses and other current assets	(26)	(325)
Accrued personnel costs	(2,359)	(1,210)
Accounts payable and accrued liabilities	(156)	277
Deferred compensation plan liabilities	407	352
Other assets and liabilities	(19)	(2)
Net cash provided by (used in) operating activities	$8,545	$(460)

Investing Activities
Investments in real estate ventures	$(12,980)	$(31)
Distributions from real estate ventures	164	2
Capitalized expenses for real estate ventures	(45)	(1,000)
Equity investments	(2,699)	—
Purchase of deferred compensation plan securities	(502)	(443)
Proceeds from sales of deferred compensation plan securities	57	41
Purchase of fixed assets	(491)	(224)
Net cash provided by (used in) investing activities	$(16,496)	$(1,655)

Financing Activities
Proceeds from issuance of common stock related to equity awards	$165	$112
Payment of taxes related to the net share settlement of equity awards	(802)	(587)
Net cash provided by (used in) financing activities	$(637)	$(475)

Net increase (decrease) in cash and cash equivalents	$(8,588)	$(2,590)
Cash and cash equivalents, beginning of period	31,282	28,761
Cash and cash equivalents, end of period	$22,694	$26,171

Supplemental Cash Flow Information
Net cash received (paid) for:
Interest	$352	$626
Income taxes	—	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right of use assets and lease liabilities at commencement	$43	$—
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
The Company operates primarily through four wholly owned, real estate-focused subsidiaries: CHCI Asset Management, LC; CHCI Residential Management, LC; CHCI Commercial Management, LC; and ParkX Management, LC.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, the valuation of equity method investments, incentive fee revenue recognition, and the valuation of deferred tax assets. Assumptions made in the development of these estimates contemplate both the macroeconomic landscape and the Company's anticipated results; however, actual results may differ materially from these estimates.
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

3. Investments in Real Estate Ventures
The following table summarizes the Company's investments in real estate ventures (in thousands):

			September 30,	December 31,	Accounting Method
	Investment	Ownership %	2026	2025
	Investors X(1)	50.0%	$81	$113	Fair Value
	The Hartford(1)	2.5%	523	459	Fair Value
	BLVD Forty Four(1)	5.0%	1,708	1,744	Fair Value
	BLVD Ansel(1)	5.0%	1,831	1,972	Fair Value
	The Reed(1)	9.0%	4,746	—	Fair Value
	Woodland Pointe(1)	85.0%	5,489	—	Fair Value
	Total investments recorded at fair value		14,378	4,288
	Oklahoma JV(1)	50.0%	3,905	—	Equity Method
	Comstock 41	100.0%	1,724	1,665	Consolidated
	Total investments in real estate ventures		$20,007	$5,953

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
Investments Recorded at Fair Value
Additional details on the Company's unconsolidated investments in real estate ventures that are recorded at fair value are as follows:
Investors X
In April 2019, the Company entered into a master transfer agreement with CP Real Estate Services, LC (“CPRES”), an entity owned by Comstock’s Chief Executive Officer Christopher Clemente, that entitled the Company to priority distribution of residual cash flow from its Class B membership interest in Comstock Investors X, L.C. ("Investors X"), an unconsolidated variable interest entity that owns the Company's residual homebuilding operations. As of September 30, 2026, all residential lots have been sold. The proceeds from the lot sales will be distributed to the Company as remaining land development work associated with these projects is completed. (See Notes 8 and 13 for additional information).
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
In connection with the transaction, the Company earned an acquisition fee in 2019 and is entitled to receive investment-related income and promote distributions in connection with its equity interest in the asset. The Company has entered into asset management and property management agreements to provide asset, residential, retail, parking, security, and janitorial services for the property in exchange for market-rate fees, under which it recognized $0.3 million and $0.9 million of revenue for the three and nine months ended September 30, 2026, respectively. Services revenue recognized for the three and nine months ended September 30, 2025 was $0.2 million and $0.8 million, respectively. (See Notes 8 and 13 for additional information).
BLVD Forty Four
In October 2021, the Company entered into a joint venture with CP to acquire a stabilized 15-story, luxury high-rise apartment building in Rockville, Maryland that was rebranded as BLVD Forty Four. Built in 2015 and located one block from the Rockville Station on Metro's Red Line in the heart of the I-270 Technology and Life Science Corridor, the 263-unit mixed use property includes approximately 16,000 square feet of retail space and a commercial parking garage.

In connection with the transaction, the Company earned an acquisition fee in 2021 and is entitled to receive investment-related income and promote distributions in connection with its equity interest in the asset. The Company has entered into asset management and property management agreements to provide asset, residential, retail, parking, and janitorial services in exchange for market-rate fees, under which it recognized $0.3 million and $1.1 million of revenue for the three and nine months ended September 30, 2026, respectively. Services revenue recognized for the three and nine months ended September 30, 2025 was $0.3 million and $1.0 million, respectively. (See Notes 8 and 13 for additional information).
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
In connection with the transaction, the Company earned an acquisition fee in 2022 and is entitled to receive investment-related income and promote distributions in connection with its equity interest in the asset. The Company has entered into asset management and property management agreements to provide asset, residential, retail, parking, and janitorial services in exchange for market-rate fees, under which it recognized $0.3 million and $1.1 million of revenue for the three and nine months ended September 30, 2026, respectively. Services revenue recognized for the three and nine months ended September 30, 2025 was $0.3 million and $0.9 million, respectively. (See Notes 8 and 13 for additional information).
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
In connection with the transaction, the Company earned a $0.5 million acquisition fee and is entitled to receive investment-related income and promote distributions in connection with its equity interest in the asset. The Company has entered into asset management and property management agreements to provide asset, residential, and janitorial services in exchange for market-rate fees, under which it recognized $0.4 million and $1.4 million of revenue for the three and nine months ended September 30, 2026, respectively, inclusive of the aforementioned acquisition fee. (See Notes 8 and 13 for additional information).
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
In connection with the transactions, the Company earned a $3.3 million leasing fee, a $0.8 million acquisition fee, and is entitled to receive investment-related income and promote distributions in connection with its equity interest in the asset. The Company is entitled to ongoing construction management and development fees for services that will be provided pursuant to the executed leases with Peraton, as tenant, to construct a build-to-suit office campus. The Company has entered into asset management and property management agreements to provide asset and commercial services in exchange for market-rate fees, under which it recognized $0.1 million and $4.4 million of revenue for the three and nine months ended September 30, 2026, respectively, inclusive of the aforementioned leasing and acquisition fees. (See Notes 8 and 13 for additional information).

The following table summarizes the activity of the Company’s unconsolidated investments in real estate ventures that are reported at fair value (in thousands):

Balance as of December 31, 2025	$4,288
Investments	10,263
Distributions	(49)
Change in fair value	(124)
Balance as of September 30, 2026	$14,378
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
The Company provides administrative services to the Oklahoma JV in exchange for market-rate fees, and revenue recognized for the three and nine months ended September 30, 2026 was immaterial.
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
Other Investments
The Company has a joint venture with Superior Title Services, Inc. ("STS") to provide title insurance to its clients. The Company records this co-investment using the equity method of accounting and adjusts the carrying value of the investment for its proportionate share of net income and distributions. The carrying value of the STS investment is recorded in "other assets" on the Company's condensed consolidated balance sheets. The Company's proportionate share of STS net income and distributions are recorded in gain (loss) on real estate ventures in the condensed consolidated statements of operations and was immaterial and $0.2 million for the three and nine months ended September 30, 2026, respectively. The Company's proportionate share of STS net income for the three and nine months ended September 30, 2025 was immaterial.

4. Equity Investments
The Company's equity holdings in external public entities are classified as equity investments and presented as such on the condensed consolidated balance sheets. Pursuant to ASC 321, Investments—Equity Securities, equity securities with readily determinable fair values are carried at fair value based on quoted market prices as of the end of each reporting period, with changes in fair value recognized in earnings. Equity-linked instruments, including stock warrants and stock options, that are denominated in a foreign currency are classified as derivative assets in accordance with ASC 815, Derivatives and Hedging. These derivative instruments are carried at fair value and measured using a Black-Scholes option pricing model at each reporting date. (See Note 8 for additional information).
In February 2026, the Company made an initial $1.5 million investment in Jericho equity securities through a non-brokered private placement to better align the ongoing interests of the parties for what would become the Oklahoma JV (See Note 3 for further information). In return for its investment, the Company received 25,684,932 variable voting shares of Jericho, representing approximately 7% of Jericho's total shares outstanding at the time, as well as stock warrants to purchase up to 12,842,466 additional variable voting shares at an exercise price of 0.20 CAD that are exercisable for a period of 24 months from the date of issuance. Jericho variable voting shares trade and vote alongside Jericho common shares on a one-to-one basis and are treated the same in all material aspects, including payment of dividends and participation in earnings. Jericho's variable voting shares contain an automatic built-in compliance mechanism for Jericho to manage foreign ownership limits by automatically scaling down each share's voting weight if total U.S. ownership approaches 50%, ensuring Jericho maintains its status as a Foreign Private Issuer.
In June 2026, as compensation for Mr. Clemente's service on Jericho's board of directors, the Company was granted stock options to purchase 1,000,000 variable voting shares of Jericho variable voting shares at an exercise price of 0.20 CAD. The stock options were fully vested at grant and are exercisable for a period of 60 months from the date of issuance.
In September 2026, the Company exercised 7,500,000 of its Jericho stock warrants and all 1,000,000 of its Jericho stock options for a total cost of $1.2 million. None of the 8,500,000 newly acquired Jericho variable voting shares were sold by the Company as part of the transactions, or thereafter. As of September 30, 2026, the Company holds 34,184,932 variable voting shares of Jericho and has 5,342,466 stock warrants that remain outstanding.
The total fair value of the Company's equity investments in Jericho (shares, stock warrants, and stock options) is estimated at the end of each quarterly reporting period and marked-to-market. Any unrealized gains and losses based on the quarterly re-measurements are recorded on the Company's condensed consolidated statements of operations in gain (loss) on equity investments.
5. Leases
The Company currently has two active operating leases for office space in Reston, Virginia located in buildings owned and controlled by an affiliate of CP. The Company's leases typically have initial terms ranging from 5 to 10 years and do not contain any material residual value guarantees or material restrictive covenants. Lease costs related to the Company's operating leases are reflected in cost of revenue in the condensed consolidated statements of operations, as they are classified as a reimbursable cost under the Company's various asset and property management agreements. (See Note 13 for additional information).
In September 2026, the Company signed a non-cancelable seven-year operating lease agreement for additional office space located in Reston, Virginia in a building owned and controlled by an affiliate of CP. The lease is expected to commence in the fourth quarter of 2026 upon completion of landlord-controlled space preparations. The underlying asset has not yet been made available for Company use by the lessor, therefore as of September 30, 2026, no right-of-use ("ROU") asset or corresponding lease liability has been recognized on the Company's condensed consolidated balance sheet. Upon commencement, the Company expects to record an operating lease ROU asset and a lease liability of approximately $0.7 million. (See Note 13 for additional information).

The following table summarizes operating lease costs by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs
Fixed lease costs	$301	$297	$894	$890
Variable lease costs	91	92	316	292
Total operating lease costs	$392	$389	$1,210	$1,182
The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for lease liabilities:
Operating cash flows from operating leases	$401	$390	$1,228	$1,186
As of September 30, 2026, the Company's operating leases had a weighted-average remaining lease term of 4.1 years and a weighted-average discount rate of 4.65%.
The following table summarizes future lease payments (in thousands):

Year Ending December 31,	Operating Leases
2026 (3 months)	$309
2027	1,250
2028	1,233
2029	1,262
2030	1,073
Thereafter	—
Total future lease payments	5,127
Imputed interest	(471)
Total lease liabilities	$4,656
6. Debt
In March 2025, the Company entered into a five-year Revolving Capital Line of Credit Agreement with CP, pursuant to which the Company secured a $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum that is scheduled to expire in March 2030 (the “Credit Facility”). As of September 30, 2026, the full balance of the Credit Facility remained available for use and the Company had no outstanding debt or financing arrangements for which future payments are due.

7. Commitments and Contingencies
The Company maintains certain non-cancelable operating leases that contain various renewal options. (See Note 5 for additional information).
The Company has the following capital commitments related to its investments in real estate ventures:
•For the Oklahoma JV, the Company has committed to contribute up to $6.0 million of additional capital to fund pre-development expenditures and land assemblage efforts. As of September 30, 2026, $4.6 million of this contractual commitment remained outstanding. (See Note 3 for additional information).
•For Woodland Pointe, the Company is committed to fund up to $16.2 million in capital contributions for future construction of the project to maintain its current ownership interest (85%). As of September 30, 2026, including the Company's initial investment, $10.7 million of this capital commitment remained outstanding. Failure to fund will result in a proportional dilution of the Company's original ownership interest. Any additional capital contributions above and beyond the initial investment may be funded at the Company's election. (See Notes 3 and 13 for additional information).
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
8. Fair Value Measurements
ASC 820, Fair Value Measurement, provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:
Level 1 — Quoted prices in active markets that are accessible at the measurement date for assets or liabilities;
Level 2 — Observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and
Level 3 — Unobservable inputs that are used when little or no market data is available.
As of September 30, 2026, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities are approximated fair value because of the short-term nature of these instruments.
The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
September 30, 2026
Investments in real estate ventures	$14,378	$—	$81	$14,297
Deferred compensation plan assets	1,418	1,418	—	—
Equity investments
Variable voting shares - Jericho	5,903	5,903	—	—
Stock warrants - Jericho	527	—	527	—
Deferred compensation plan liabilities	1,451	1,451	—	—

December 31, 2025
Investments in real estate ventures	$4,288	$—	$113	$4,175
Deferred compensation plan assets	897	897	—	—
Deferred compensation plan liabilities	960	960	—	—
The Company’s investment in Investors X is classified within Level 2 of the fair value hierarchy. The fair value of the investment is determined quarterly based on the Company’s proportionate share of the cash held by the entity, which is its only significant asset. The investee’s cash balance is an observable input, and no significant adjustments are made to it in determining fair value. (See Note 3 for additional information).

The Company’s private placement Jericho stock warrants and Jericho stock options are classified within Level 2 of the fair value hierarchy because they are not actively traded. Fair value for both equity securities is determined utilizing a Black-Scholes option pricing model to estimate the fair value as of the end of each reporting period. While some inputs are unobservable, the significant inputs, including volatility, risk-free rate, and expected term, are derived from or corroborated by observable market data. Changes in fair value of the Jericho stock warrants and stock options are recognized in gain (loss) on equity investments on the Company's condensed consolidated statements of operations along with the changes in fair value of the Jericho variable voting shares. (See Note 4 for additional information).
The Company's investment in Woodland Pointe is classified within Level 3 of the fair value hierarchy. The fair value of the investment is determined to be equal to the Company's total investment cost, adjusted for the proportional share of development costs incurred since acquisition. The Company concluded this amount approximates the price a market participant would pay, given the proximity to the acquisition date and the absence of significant changes in market conditions, project status, entitlements, or expected costs to complete. The Company will examine and reassess this conclusion each reporting period. (See Note 3 for additional information).
The following table summarizes information about the significant unobservable inputs used in recurring fair value measurements categorized within Level 3:

		Amount	Valuation Technique(s)	Unobservable Input(s)	Range (Wtd. Avg.)(1)
September 30, 2026
	Investments in real estate ventures(2)	$8,808	Income approach	Capitalization rate	5.20% - 7.45% (5.58%)
				Discount rate	7.15% - 8.50% (7.35%)

	Investments in real estate ventures(3)	$5,489	Cost approach	Acquisition price	N/A
plus development
costs

December 31, 2025
	Investments in real estate ventures(4)	$4,175	Income approach	Capitalization rate	5.25% - 7.45% (5.63%)
				Discount rate	7.05% - 8.50% (7.23%)

(1)	Range represents lowest and highest iteration of the input used across all valuation models. Weighted-averages were calculated using the relative fair value of the instruments.

(2)	The Hartford, BLVD Forty Four, BLVD Ansel, and The Reed

(3)	Woodland Pointe

(4)	The Hartford, BLVD Forty Four, and BLVD Ansel
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
9. Stockholders' Equity
Common Stock
The Company's certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock, each with a par value of $0.01 per share. Holders of Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to fifteen votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of our Class A common stock upon transfer. As of September 30, 2026, the Company had not declared any dividends.
Stock-based Compensation
On February 12, 2019, the Company approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which replaced the 2004 Long-Term Compensation Plan (the “2004 Plan”). The 2019 Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalents, performance awards, and stock or other stock-based awards. The 2019 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2019 Plan and made available for issuance. The 2019 Plan originally authorized 2.5 million shares of the Company's Class A common stock for issuance. As of September 30, 2026, there were 1.1 million shares of Class A common stock available for issuance under the 2019 Plan.
During the three and nine months ended September 30, 2026, the Company recorded stock-based compensation expense of $0.5 million and $1.5 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded stock-based compensation expense of $0.3 million and $0.8 million, respectively. Stock-based compensation costs are included in selling, general, and administrative expense on the Company's condensed consolidated statements of operations. As of September 30, 2026, there was $2.3 million of total unrecognized stock-based compensation, which is expected to be recognized over a weighted-average period of 2.0 years.
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
The following table summarizes all restricted stock unit activity (in thousands, except per share data):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	441	$5.37
Granted	247	11.72
Released	(191)	4.86
Canceled/Forfeited	(6)	7.47
Balance as of September 30, 2026	491	$8.74
Vested and expected to vest after September 30, 2026	498	$8.72
The total intrinsic value of RSUs that vested during the nine months ended September 30, 2026 and 2025 was $2.3 million and $1.6 million, respectively.
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in four annual installments over the four-year period following the grant dates.

The following table summarizes all stock option activity (in thousands, except per share data and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	50	$3.30	2.5	$416
Granted	—	—
Exercised	(50)	3.30
Canceled/Forfeited	—	—
Expired	—	—
Balance as of September 30, 2026	—	$—	—	$—
Exercisable as of September 30, 2026	—	$—	—	$—
The total intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $0.6 million and $0.4 million, respectively.
10. Revenue
All of the Company's revenue for the three and nine months ended September 30, 2026 and 2025 was generated in the United States.
The following tables summarize the Company’s revenue by line of business, customer type, and contract fee type (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
	Revenue by Line of Business
	Asset management	$7,223	$6,560	$28,460	$20,556
	Property management (1)	4,248	2,887	11,729	8,748
	ParkX management	6,386	3,870	17,695	9,624
	Total revenue	$17,857	$13,317	$57,884	$38,928

(1)	CHCI Commercial and CHCI Residential

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by Customer Type
Related party	$14,450	$11,543	$50,006	$34,255
Third party	3,407	1,774	7,878	4,673
Total revenue	$17,857	$13,317	$57,884	$38,928

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by Timing
Recurring/over time	$16,958	$12,257	$48,343	$35,173
Point-in-time	899	1,060	9,541	3,755
Total revenue	$17,857	$13,317	$57,884	$38,928

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
	Revenue by Contract Fee Type (1)
	Cost recovery(2)	$10,866	$8,905	$32,519	$25,898
	Variable(3)	2,757	266	14,844	5,906
	Fixed fee(4)	4,234	4,146	10,521	7,124
	Total revenue	$17,857	$13,317	$57,884	$38,928

(1)	Certain contracts contain multiple revenue streams that lend to classification in more than one category.
(2)	Includes cost plus revenues tied to asset management services under the 2022 AMA and revenue earned from reimbursable expenses.
(3)	Includes fixed rate contract amounts applied to various variable metrics to determine the amount of revenue earned.
(4)	Includes fixed fee arrangements where the dollar value of the revenue earned remains consistent over time.
Pursuant to the terms of the asset management agreement with CP (the "2022 AMA"), the Company may earn and recognize incentive fee revenue for certain commercial assets in its managed portfolio based on specific dates and measurement criteria that are defined in the agreement. The Company recognized no revenue from incentive fees for the three and nine months ended September 30, 2026 and 2025. (See Note 13 for additional information).
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
The Company's effective tax rates for the three and nine months ended September 30, 2026 differ from the U.S. federal statutory tax rate of 21%, primarily due to the impact of state income taxes, permanent tax differences, valuation allowance releases, and stock compensation shortfall/windfall adjustments.
12. Net Income (Loss) Per Share
The following table summarizes the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) - Basic and Diluted	$588	$541	$11,422	$3,576

Denominator:
Weighted-average common shares outstanding - Basic	10,282	10,076	10,568	10,059
Effect of common share equivalents	354	424	331	389
Weighted-average common shares outstanding - Diluted	10,636	10,500	10,899	10,448

Net income (loss) per share:
Basic	$0.06	$0.05	$1.08	$0.36
Diluted	$0.06	$0.05	$1.05	$0.34

The Company had no common share equivalents that were excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025 because their effect was anti-dilutive.
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
The 2022 AMA engaged CAM to manage and administer CP’s commercial real estate portfolio (the "Anchor Portfolio") and the day-to-day operations of CP and each property-owning subsidiary of CP (collectively, the “CP Entities”). CAM will provide investment advisory, development, and asset management services necessary to build out, stabilize and manage the Anchor Portfolio, which currently consists primarily of two of the larger transit-oriented, mixed-use developments located on Metro’s Silver Line (Reston Station and Loudoun Station) that are owned by CP Entities and ultimately controlled by Mr. Clemente.

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
Lease Procurement Agreements
The Company has lease procurement agreements with properties owned by CP Entities under which the Company receives certain finders' fees in connection with the procurement of new leases for such properties where an external broker is not engaged on behalf of the CP Entities. Such leasing fees are supplemental to the fees generated from the Company's management agreements referenced above and are generally 1-2% of the future lease payments to be received by the CP Entity from the executed leases.
Business Management Agreements
In February 2024, CAM entered into a Business Management Agreement (the “SH Management Agreement”) with Springfield Holdings, LLC (“Springfield”), an entity controlled by a member of CP, whereby CAM provides Springfield with professional management and consultation on land development and real estate services for a residential community located in Ranson, West Virginia ("Tackley Mill"). The initial term of the SH Management Agreement extended through December 31, 2024, with automatic one-year renewals. The SH Management Agreement provides that Springfield will reimburse CAM for certain pre-development expenses at cost. In February 2026, the Tackley Mill property was acquired by WV Opportunity Ventures, LC ("WV Ventures"), a wholly owned subsidiary of CP. Commensurate with this transaction, the SH Management Agreement was assigned to WV Ventures and amended to include a $10,000 monthly management fee payable to CAM in addition to the reimbursement of pre-development expenses at cost.
In June 2026, the Company entered into a joint venture agreement with Jericho to form Oklahoma AI Ventures LLC, an entity created to facilitate and support the development of large-scale AI data center campuses in Oklahoma's Pawnee and Noble counties (the "Oklahoma JV"). Pursuant to the joint venture agreement, the Company earns a $10,000 monthly management fee to serve as the administrative member for the partnership. (See Note 3 for additional information).
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
BLVD Forty Four/BLVD Ansel
In October 2021 and March 2022, the Company entered into joint ventures with CP to acquire BLVD Forty Four and BLVD Ansel, respectively, two adjacent mixed-use luxury high-rise apartment buildings located in Rockville, Maryland. The Company considers BLVD Forty Four and BLVD Ansel to be variable interest entities upon which it exercises significant influence; however, considering key factors such as the Company’s ownership interest and participation in policy-making decisions by majority equity holders, and oversight of management services by majority equity holders, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Given that the Company is not the entity most closely associated with the properties, it concluded that it is not the primary beneficiary and does not have a controlling financial interest in either entity.
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
The Company considers The Reed to be a variable interest entity, over which it exercises significant influence; however, considering key factors such as the Company’s 9% ownership interest and participation in policy-making decisions, as well as oversight of management services by BSP and CP, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Given that the Company is not the entity most closely associated with the property, it concluded that it is not the primary beneficiary and does not have a controlling financial interest in the entity. (See Note 3 for additional information).

Woodland Pointe
In April 2026, the Company entered into a joint venture with CP and a third-party preferred equity investor to acquire a 6.77-acre office campus in Herndon, Virginia that includes a six-story, 185,000-square foot, Class A office tower and a 100,000 square foot build-to-suit office building to be constructed on the Woodland Pointe campus. The Company provides asset management and property management services to Woodland Pointe through its wholly owned subsidiaries.
The Company entered into a joint venture with CP to form CP Woodland JV, LLC ("Comstock Woodland JV Holding Company"), of which the common equity interests are eighty-five percent (85%) owned by the Company and fifteen percent (15%) owned by CP. Comstock Woodland JV Holding Company entered into a joint venture with a third-party preferred equity investor to form 2200 Woodland JV, LLC (the "Woodland Holding Company"). Woodland Holding Company is the 100% owner of Comstock WP, LLC, a single purpose entity that completed the acquisition of Woodland Pointe.
The Company considers Woodland Pointe to be a variable interest entity over which it exercises significant influence given the 85% common equity interest in the Comstock Woodland JV Holding Company; however, considering key factors such as the Company’s limited participation in major policy-making decisions as well as oversight of management services of the property by the third-party preferred equity investor and CP, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Given the Company is not the entity most closely associated with the property, it concluded that it is not the primary beneficiary and does not have a controlling financial interest in the entity. (See Note 3 for additional information).
Jericho/Oklahoma JV
In June 2026, the Company finalized the formation of a joint venture with Jericho to facilitate the development of large-scale data center campuses in Oklahoma's Pawnee and Noble counties (the "Oklahoma JV"), in which it holds a 50% ownership interest. In addition, the Company holds a direct equity ownership interest in Jericho and Mr. Clemente serves on Jericho's board of directors.
The Company considers the Oklahoma JV to be a variable interest entity over which it exercises significant influence; however, considering key factors such as the Company’s shared control over land acquisition, power securitization, and execution of material contracts, the Company concluded that the power to direct activities that most significantly impact economic performance is shared. Therefore, it is not the primary beneficiary and does not have a controlling financial interest in the entity. (See Notes 3 and 4 for additional information).
Corporate Leases
In November 2020, the Company executed a ten-year lease agreement for 25,630 square feet of office space in a commercial property that is owned and controlled by an affiliate of CP. The lease is for the Company's corporate headquarters and is scheduled to expire in October 2030. In November 2022, the Company executed a lease expansion agreement for an additional 3,778 square feet of office space with terms that align with the original lease agreement. (See Note 5 for additional information).
In January 2022, ParkX Management, LC executed a five-year lease agreement for 1,329 square feet of office space in a commercial property owned and controlled by an affiliate of CP to house its remote monitoring center operations. In July 2026, ParkX Management, LC executed a twelve-month extension of the lease, which is now scheduled to expire in December 2027. (See Note 5 for additional information).
In September 2026, CHCI Commercial Management, LC signed a seven-year lease agreement for 2,704 square feet of office space in a commercial property owned and controlled by an affiliate of CP to maintain a management office. The lease has yet to commence due to landlord-controlled space preparations and is scheduled to expire in September 2033. (See Note 5 for additional information).
Credit Facility
In March 2025, the Company entered into an agreement with CP to secure a $10.0 million capital line of credit with a variable interest rate of the Wall Street Journal Prime Rate plus 1.00% per annum that is scheduled to expire in March 2030, replacing a pre-existing expiring credit facility with a different affiliated entity (See Note 6 for additional information).
14. Segment Information
The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer. The Company views its operations and manages its business as a single reportable operating segment. Segment revenue is primarily generated from the performance of various real estate services through the asset and property management contracts entered into with customers. The measure of segment assets is reported on the Company's condensed consolidated balance sheets as total assets.
The CODM evaluates segment performance based on the Company’s consolidated net income results, which are reported in the Company's consolidated statements of operations as net income (loss). Consolidated net income results are primarily used to monitor budget-to-actual results, assess profitability to decide how to best re-invest profits (core operations, investments, etc.), and determine employee compensation during the Company's annual performance review cycle.
The financial information reviewed by the CODM includes the following disaggregation of operating expenses for the Company's single reportable operating segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Asset management and corporate operating expenses	$6,536	$6,009	$21,443	$17,545
Commercial operating expenses	1,488	1,076	3,958	3,349
Residential operating expenses	1,822	1,311	5,010	3,896
ParkX operating expenses	5,742	3,932	15,843	8,932
Stock compensation	510	255	1,540	794
Depreciation and amortization	92	73	237	231
Total operating costs and expenses	$16,190	$12,656	$48,031	$34,747
15. Subsequent Events
In October 2026, a joint venture entity in which the Company holds a minority equity interest entered into a purchase agreement to acquire The Ascher, a 672-unit Class A multifamily property in Uptown Charlotte, North Carolina. The acquisition will be completed under the Company’s Institutional Venture Platform. In connection with the purchase agreement, the Company paid a $2.0 million nonrefundable contract deposit that will be credited against the purchase price at closing, which is expected to occur in the fourth quarter of 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, the related notes thereto, and Management’s Discussion and Analysis included in our 2025 Annual Report on Form 10-K, as well as our condensed consolidated financial statements and the related notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2026” refer to the three and nine months ended September 30, 2026 and references to “2025” refer to the three and nine months ended September 30, 2025. The following discussion may contain forward-looking statements that reflect our plans and expectations. Our actual results could differ materially from those anticipated by these forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
•Our asset management services platform is anchored by a long-term, full-service asset management agreement with Comstock Partners, LC ("CP"), an affiliate entity controlled by our Chief Executive Officer Christopher Clemente, which includes a cost-plus fee structure and covers all of the properties in our Anchor Portfolio (the "2022 AMA" - See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information). We have entered into separate asset management agreements for non-Anchor Portfolio assets. We provide asset management services for market-rate fees to all the commercial and residential assets in our managed portfolio, as well as to certain assets managed by ParkX (see below).
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
The following table summarizes the operating assets, categorized by asset type, that were included in our managed portfolio as of September 30, 2026:

	Type	# of Assets	Size/Scale	% Leased
	Commercial	18	4.2 million sqft.	92%
	Residential(1)	9	2.9 million sqft. / 2,600 units	84%
	Hospitality(2)	3	1 JW Marriott Hotel + 2 Food & Beverage
	ParkX - Garages(3)	36	27,000 spaces
	ParkX - Security & Other(4)	49	11,300 hrs/week
	Total	115

(1)
Includes JW Marriott Residences Reston Station, luxury condominiums for which we provide property management services. % leased includes Q2 2026 delivery of BLVD Haley, a luxury multifamily tower that is not yet stabilized. The % leased for stabilized residential assets is 91%

(2)	Includes JW Marriott Reston Station, Virginia's first and only JW Marriott Hotel, and two Starbucks locations managed by ParkX.

(3)	# of assets includes 20 garages owned by unaffiliated third-party asset-owners

(4)
Includes porter/janitorial services; # of assets excludes 58 properties where parking management services are also provided to avoid double-counting, therefore total # of assets where Security & Other services are provided is 107; hours/week statistic represents estimated total amount billed across all managed properties where Security & Other services are provided.

Our development pipeline currently includes six commercial assets that represent approximately 1.6 million square feet, four residential assets with more than 1,200 units that represent approximately 1.3 million square feet, and one dual-use hotel with 240 keys that represents approximately 220,000 square feet. At full build out, our managed portfolio of assets is currently projected to total 126 assets that represent approximately 10.5 million square feet.
The following tables provide further details on the operating assets included in our managed portfolio:

Anchor Portfolio
Name	Asset Status	Description
Reston Station	Operating + In Development	Among the largest mixed-use, transit-oriented developments in the Washington, D.C. region, covering nearly 90 acres spanning the Dulles Toll Road and surrounding the Wiehle Reston-East Metro Station and strategically located mid-way between Tysons, Va. and Dulles International Airport on Metro's Silver Line (Fairfax County, Va.). Nearing completion of Phase II of five planned development phases. Includes Trophy-class office towers, luxury residential buildings and JW Marriott-brand luxury condominiums, premier retail offerings, and Virginia's first and only JW Marriott Hotel.
Loudoun Station	Operating + In Development	Loudoun County’s first and only mixed-use, Metro-connected development that is located adjacent to Ashburn Station at the terminus of Metro's Silver Line in Ashburn, Va. Includes premier office and residential buildings as well as a diverse array of retail and entertainment options.

Other Portfolio Assets
Investment Assets
Name	Asset Status	Description
The Hartford	Operating	Acquired in 2019, this 211,000-square-foot mixed-use building is located adjacent to the Clarendon Station on Metro's Orange Line and is the subject of a joint venture with DivcoWest and Comstock Partners, LC.
BLVD Forty Four	Operating	Acquired in 2021, this 15-story, mixed-use 263-unit, luxury high-rise apartment tower is located adjacent to BLVD Ansel and just one block from the Rockville Station on Metro’s Red Line in Rockville, Md. and is the subject of a joint venture with Comstock Partners, LC.
BLVD Ansel	Operating	Acquired in 2022, this 18-story, mixed-use 250-unit, luxury high-rise apartment tower is located adjacent to BLVD Forty Four and just one block from the Rockville Station on Metro’s Red Line in Rockville, Md. and is the subject of a joint venture with Comstock Partners, LC.
Comstock 41	Operating	Acquired in 2023, this 18,150-square-foot parcel located at 41 Maryland Ave. in Rockville, Md. and is adjacent to BLVD Forty Four; currently a surface parking lot operated by ParkX Management, LC, the parcel is the subject of an executed purchase agreement with SCG Development Holdings, LLC to develop an affordable housing project on the site.
The Reed	Operating	Acquired in 2026, this 417-unit Class A multifamily building is located adjacent to the Shady Grove Station on Metro's Red Line in Rockville, Md. and is the subject of a joint venture with Comstock Partners, LC and a third-party institutional fund advised by Benefit Street Partners, LLC.
Woodland Pointe	Operating + In Development	Acquired in 2026, this 6.77-acre office campus is located in the heart of the Dulles Technology Corridor in Herndon, Va. and is the subject of a joint venture with Comstock Partners, LC and a third-party preferred equity investor. The property includes an existing 185,000 square foot office tower and there is a new 100,000-square-foot build-to-suit office building is planned for development. Both buildings are leased to a single tenant (Peraton).
Other Managed Assets
Name	Asset Status	Description
ParkX	Operating	Parking garages and buildings/public spaces for which ParkX Management provides supplemental property management services that include parking management, security, porter/janitorial, and more.
Dulles Town Center	Operating	1.4 million-square-foot regional shopping mall located in Dulles, Virginia; responsibilities include property management, leasing, tenant relations, coordination of on-site activities and vendors, marketing oversight, and strategic asset direction services.
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
In December 2025, we received legislative approval from the City of Rockville for the affordable housing development and the relocation of certain moderately-priced dwelling units (MPDUs) from BLVD Forty Four to Comstock 41. The rezoning approval triggered an entitlement success fee based on a contingent fee agreement with BLVD Forty Four that was recognized as revenue for the year ended December 31, 2025. (See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information).

Outlook
Our management team is committed to building on the reputation that Comstock has earned as a leading commercial real estate developer and asset manager by creating extraordinary places, providing exceptional experiences, and generating excellent returns for all stakeholders. We believe that we are properly staffed for current and foreseeable market conditions and will maintain the ability to manage risk and pursue additional growth as opportunities arise. Our asset management and property management operations are primarily focused on the greater Washington, D.C. area, where we believe our decades of experience provide us with the best opportunity to continue developing, managing, and investing in high-quality real estate assets and capitalizing on positive growth trends.

The foundation of our asset-light, debt-free business model is our Anchor Portfolio, which we believe will continue to generate revenue and fuel additional growth as future phases of our large-scale, mixed-use, transit-oriented developments are completed and become stabilized. The long-term asset management agreement covering the properties included in the Anchor Portfolio provides us with visibility into future earnings growth while mitigating the risks typically associated with real estate development and operation.
In addition, as our overall managed portfolio continues to expand through strategic acquisitions and management contracts with third-party owned assets, the recurring, fee-based real estate services we provide will further enhance our profitability. Together, our Anchor Portfolio and third-party owned assets generate revenue and operating cash that provide us with the flexibility and resources to capitalize on attractive real estate investment opportunities, including those outside of our core operations and region.
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
We are committed to maintaining our position as a leading real estate company through execution of a strategic growth plan that will continue to expand our managed portfolio of assets, grow revenue, and enhance value for our shareholders.

Results of Operations
The following tables set forth condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$17,857	$13,317	$57,884	$38,928
Operating costs and expenses:
Cost of revenue	15,107	11,858	44,375	32,647
Selling, general, and administrative	991	725	3,419	1,869
Depreciation and amortization	92	73	237	231
Total operating costs and expenses	16,190	12,656	48,031	34,747
Income (loss) from operations	1,667	661	9,853	4,181
Other income (expense):
Interest income	133	218	330	622
Gain (loss) on real estate ventures	(111)	35	27	53
Gain (loss) on equity investments	(964)	—	3,732	—
Other income (expense), net	(10)	77	155	132
Income (loss) from operations before income tax	715	991	14,097	4,988
Provision for (benefit from) income tax	127	450	2,675	1,412
Net income (loss)	$588	$541	$11,422	$3,576
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue
The following table summarizes revenue by line of business (in thousands):

		Three Months Ended September 30,
		2026		2025		Change
		Amount	%	Amount	%	$	%
	Asset management	$7,223	40.4%	$6,560	49.2%	$663	10.1%
	Property management(1)	4,248	23.8%	2,887	21.7%	1,361	47.1%
	ParkX management	6,386	35.8%	3,870	29.1%	2,516	65.0%
	Total revenue	$17,857	100.0%	$13,317	100.0%	$4,540	34.1%

(1)	CHCI Commercial and CHCI Residential
Revenue increased 34.1% in 2026. The $4.5 million comparative increase was driven by the continued expansion of our managed portfolio, resulting in a $2.5 million, or 64.3%, increase in recurring, fee-based property management services revenue across our Commercial, Residential, and ParkX operating subsidiaries. Also contributing to the increase was a $1.2 million increase in reimbursable payroll revenue stemming from the additional headcount needed to staff the expansion of our real estate service offerings.
Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Cost of revenue	$15,107	$11,858	$3,249	27.4%
Selling, general, and administrative	991	725	266	36.7%
Depreciation and amortization	92	73	19	26.0%
Total operating costs and expenses	$16,190	$12,656	$3,534	27.9%

Operating costs and expenses increased 27.9% in 2026. The $3.5 million comparative increase was primarily due to a $3.3 million net increase in personnel expenses from increased headcount and employee compensation. Also contributing to the increase was a $0.3 million increase in stock-based compensation expense.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Interest income	$133	$218	$(85)	(39.0)%
Gain (loss) on real estate ventures	(111)	35	(146)	(417.1)%
Gain (loss) on equity investments	(964)	—	(964)	N/M
Other income (expense), net	(10)	77	(87)	(113.0)%
Total other income (expense)	$(952)	$330	$(1,282)	(388.5)%
Other income (expense) changed by $1.3 million in 2026, primarily driven by a $1.0 million unrealized loss on equity investments stemming from the mark-to-market valuation of our Jericho Energy Ventures, Inc. ("Jericho") equity securities. The loss represented a partial reversal of a significant unrealized gain recognized in the second quarter of 2026 and was due to a slight decline in Jericho's stock price and the increased investment basis in Jericho resulting from the 8.5 million Jericho variable voting shares acquired in the period. (See Note 4 in the Notes to Condensed Consolidated Financial Statements for additional information).
Income tax
Provision for income tax was $0.1 million in 2026, compared to $0.5 million in 2025. The $0.4 million decrease primarily stems from the unfavorable tax impact of permanent items and return to provision items in the prior period and the partial reversal of a significant unrealized gain on equity investments, partially offset by higher taxable income in the current period.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue
The following table summarizes revenue by line of business (in thousands):

		Nine Months Ended September 30,
		2026		2025		Change
		Amount	%	Amount	%	$	%
	Asset management	$28,460	49.1%	$20,556	52.8%	$7,904	38.5%
	Property management(1)	11,729	20.3%	8,748	22.5%	2,981	34.1%
	ParkX management	17,695	30.6%	9,624	24.7%	8,071	83.9%
	Total revenue	$57,884	100.0%	$38,928	100.0%	$18,956	48.7%

(1)	CHCI Commercial and CHCI Residential
Revenue increased 48.7% in 2026. The $19.0 million comparative increase was primarily driven by the continued expansion of our managed portfolio, resulting in a $7.7 million, or 76.0%, increase in recurring, fee-based property management services revenue across our Commercial, Residential, and ParkX operating subsidiaries and a $3.3 million increase in asset management services revenue. Also contributing to the increase was a $4.5 million increase in supplemental fee revenue stemming from significant leasing and acquisition fee revenue earned in the current period and a $2.8 million increase in reimbursable payroll revenue stemming from the additional headcount needed to staff the expansion of our real estate service offerings.

Operating costs and expenses
The following table summarizes operating costs and expenses (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Cost of revenue	$44,375	$32,647	$11,728	35.9%
Selling, general, and administrative	3,419	1,869	1,550	82.9%
Depreciation and amortization	237	231	6	2.6%
Total operating costs and expenses	$48,031	$34,747	$13,284	38.2%
Operating costs and expenses increased 38.2% in 2026. The $13.3 million comparative increase was primarily due to a $10.3 million net increase in personnel expenses from increased headcount and employee compensation, including a $2.3 million increase in bonus and commissions expense. Also contributing to the increase was a $0.7 million increase in stock-based compensation expense.
Other income (expense)
The following table summarizes other income (expense) (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Interest income	$330	$622	$(292)	(46.9)%
Gain (loss) on real estate ventures	27	53	(26)	(49.1)%
Gain (loss) on equity investments	3,732	—	3,732	N/M
Other income (expense), net	155	132	23	17.4%
Total other income (expense)	$4,244	$807	$3,437	425.9%
Other income (expense) changed by $3.4 million in 2026, primarily driven by the significant unrealized gain on equity investments stemming from the mark-to-market valuation of our Jericho equity securities (see Note 4 in the Notes to Condensed Consolidated Financial Statements for additional information), partially offset by a $0.3 million decrease in interest income earned.
Income taxes
Provision for income tax was $2.7 million in 2026, compared to $1.4 million in 2025. The $1.3 million increase primarily stems from higher taxable income and significant unrealized gains on equity investments in the current period, partially offset by the impact of permanent items and lower estimated annual effective tax rate in the current period.
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically Adjusted EBITDA.
We define Adjusted EBITDA as net income (loss), excluding the impact of interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, and gains (losses) on real estate ventures and equity investments.
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
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$588	$541	$11,422	$3,576
Interest income	(133)	(218)	(330)	(622)
Income taxes	127	450	2,675	1,412
Depreciation and amortization	92	73	237	231
Stock-based compensation	510	255	1,540	794
(Gain) loss on real estate ventures	111	(35)	(27)	(53)
(Gain) loss on equity investments	964	—	(3,732)	—
Adjusted EBITDA	$2,259	$1,066	$11,785	$5,338
The increases in Adjusted EBITDA for the three and nine months ended September 30, 2026 were primarily driven by the continued expansion of our managed portfolio that brought significant increases in recurring fee-based revenue from our three operating property management subsidiaries and higher asset management fee revenue. Also contributing were significant increases in supplemental leasing fee revenue and acquisition fee revenue.
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities.
Our principal sources of liquidity as of September 30, 2026 were our cash and cash equivalents of $22.7 million and our $10.0 million of available borrowings on our Credit Facility. (See Note 6 in the Notes to Condensed Consolidated Financial Statements for additional information).
Our primary sources of working capital are cash generated from operations and distributions from investments in real estate ventures. Our primary capital needs are for working capital obligations and other general business purposes, including investments and capital expenditures.
Significant factors that could affect future liquidity include cash flows generated from operating activities, working capital management, the adequacy of available lines of credit, and required capital commitments related to investments. (See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information).
We have historically financed our operations with internally generated funds and, more rarely and only when necessary, borrowings from our Credit Facility. We believe we currently have adequate liquidity and availability of capital to fund our operations for the next twelve months and the foreseeable future.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in) operating activities	$8,545	$(460)	$9,005
Net cash provided by (used in) investing activities	(16,496)	(1,655)	(14,841)
Net cash provided by (used in) financing activities	(637)	(475)	(162)
Net increase (decrease) in cash and cash equivalents	$(8,588)	$(2,590)	$(5,998)
Operating Activities
The $9.0 million variance in net operating cash activity was driven by a $6.2 million increase in net income after adjustments for non-cash items and a $2.8 million incremental cash inflow stemming from changes to our net working capital. The change in net working capital was primarily influenced by an increase in accounts receivable collections, partially offset by a decrease in accrued personnel costs.
Investing Activities
The $14.8 million variance in net investing cash activity was driven by a $12.9 million increase in investments in real estate ventures due to the completed acquisitions of The Reed and Woodland Pointe as well as the investment in the Oklahoma JV. Also contributing to the variance was the combined $2.7 million investment in Jericho equity securities, including the initial $1.5 million investment and the $1.2 million cost of exercising 8.5 million Jericho stock warrants and stock options, which was partially offset by a $1.0 million decrease in capitalized expenses for real estate ventures.
Financing Activities
The $0.2 million variance in net financing cash activity was driven by a $0.2 million increase in cash paid for taxes related to the net share settlement of equity awards, partially offset by a $0.1 million increase in proceeds collected from the exercise of stock option awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).
Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal controls over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	November 16, 2015

3.2	Amended and Restated Bylaws	10-K	3.2	March 31, 2005

3.3	Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc., filed with the Secretary of the State of Delaware on March 22, 2017	8-K	3.1	March 28, 2017

3.4	Certificate of Amendment of Certificate of Designation of Series C Non-Convertible Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.2	February 19, 2019

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on February 15, 2019	8-K	3.1	February 19, 2019

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on March 28, 2025	8-K	3.1	March 28, 2025

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Comstock Holding Companies, Inc. filed with the Secretary of State of the State of Delaware on June 12, 2025	8-K	3.1	June 17, 2025

4.1	Specimen Stock Certificate	S-1	4.1	August 13, 2004

4.2	Description of Capital Stock	10-K	4.2	March 31, 2022

4.3	Section 382 Rights Agreement between Comstock Holding Companies, Inc. and Equiniti Trust Company, LLC dated March 28, 2025	8-K	4.1	March 28, 2025

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
‡ Furnished herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31 2025;
(ii)	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025;
(iii)	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025;
(iv)	Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2026 and 2025; and
(v)	Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSTOCK HOLDING COMPANIES, INC.

Date: November 5, 2026	By:	/s/ CHRISTOPHER CLEMENTE
Christopher Clemente Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ CHRISTOPHER GUTHRIE
Christopher Guthrie Chief Financial Officer (Principal Financial and Accounting Officer)